Form 10-K405/A
period 1994-12-31
SEITEL INC
filed 1995-04-28
CIK 750813

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                Amendment No. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Fiscal Year Ended December 31, 1994 [Fee Required]

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]   For the transition period
                          to                              .
     --------------------    -----------------------------

Commission File No. 0-14488

                                  SEITEL, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        76-0025431
- - -------------------------------                      ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification Number)

50 Briar Hollow Lane, 7th Floor West
Houston, Texas                                          77027
- - -------------------------------                      -----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code (713) 627-1990
                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
   Title of Each Class                               on Which Registered
- - -------------------------------                    -------------------------
Common Stock, Par Value $.01                                New York
9% Convertible Debentures                                   New York

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X       No
                      ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
           ---------

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 1995 was approximately $275,691,038. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $32.625 and there were a total of 9,048,015 shares of Common Stock outstanding.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

          The executive officers and directors of the Company and their ages (as of April 1,1995) and positions with the Company are as follows:

Name                            Age   Position(s) with the Company  Director Since
- - ----                           -----  ----------------------------  --------------
Herbert M. Pearlman              62   Chairman of the Board
                                       of Directors                      1982
Paul A. Frame                    48   Chief Executive Officer,
                                       President and Director            1986
Horace A. Calvert                41   Chief Operating Officer,
                                       Executive Vice President
                                       and Director                      1987
James C. Rives, Jr.              38   Senior Vice President
                                       and Director                      1984
David S. Lawi                    59   Chairman of the Executive
                                       Committee and Director            1982
Walter M. Craig, Jr.             40   Director                           1987
William Lerner                   61   Director                           1985
John E. Stieglitz                63   Director                           1989
Debra D. Valice                  38   Chief Financial Officer,
                                       Vice President of Finance,
                                       Treasurer and Corporate
                                       Secretary                         ----
Jesse R. Marion                  40   Vice President of Sales            ----


          Herbert M. Pearlman has been Chairman of the Company's Board of Directors since 1987 and served as Chief Executive Officer from 1987 through July 1992. He has served as President, Chief Executive Officer and a Director of Helm Resources, Inc. ("Helm"), an American Stock Exchange listed company with equity interests in diverse businesses, since 1980, and in June 1984, he became Helm's Chairman of the Board. Since March 1984, Mr. Pearlman has been Chairman of Intersystems, Inc. ("Intersystems"), an American Stock Exchange listed company engaged in providing services to the thermoplastic resins industry, the majority of the outstanding stock of which is owned by Helm. Since June 1990, Mr. Pearlman has served as Chairman of Unapix Entertainment, Inc. ("Unapix Entertainment"), a NASDAQ listed company engaged in multi-media entertainment. Since August 1994, he has served as Chairman of the Board of American Business Computer Corp., a NASDAQ listed company engaged in marketing and manufacture of computerized dispensing equipment.

          Paul A. Frame has been Chief Executive Officer of the Company since July 1992 and President since January 1987. He was Executive Vice President of the Company from January 1985 until his appointment as President. He was hired by the Company in August 1984 as Vice President of Marketing.

          Horace A. Calvert has been Chief Operating Officer of the Company since July 1992 and Executive Vice President since January 1987. In March 1993, Mr. Calvert was appointed President of DDD Energy, Inc., a wholly-owned subsidiary of the Company engaged in the exploration and development of oil and gas reserves. From January 1985 until his appointment as Vice President in May 1986, he was the Company's Chief Geophysicist.

          James C. Rives, Jr. has been Senior Vice President of the Company since January 1987, concentrating his efforts in marketing activities. He became Vice President of the Company in January 1985. In March 1994, he was appointed Executive Vice President of Seitel Data Corp., a wholly owned subsidiary of the Company which develops and markets seismic data. Mr. Rives has been an employee of the Company in various marketing-oriented capacities since November 1982.

          David S. Lawi has been Chairman of the Company's Executive Committee since March 1987. He also was Assistant Secretary of the Company from May 1986 until June 1987 and from June 1989 until July 1993. Mr. Lawi has been Treasurer, Corporate Secretary and a Director of Helm since 1980, and he was its Executive Vice President from 1980 through 1992. Since March 1984, Mr. Lawi has been a Director of Intersystems and, since 1985, he has been Chairman of Intersystems' Executive Committee. Since June 1990, Mr. Lawi has been a Director of Unapix Entertainment and, since January 1993, Chairman of its Executive Committee, its Treasurer and Secretary.

          Walter M. Craig, Jr. has provided legal and business advice to the Company, from time to time, since 1984. Since 1993, he has been President of the Mezzanine Financial Fund, L.P., a limited partnership engaged in making asset based loans available to small and mid-market companies. He has served as Executive Vice President and Chief Operating Officer of Helm since August 1992. From 1984 to 1992, he was Senior Vice President of Business and Legal Affairs of Helm. Since April 1993, Mr. Craig has been a Director of Unapix Entertainment.

          William Lerner is Chairman of the Company's Audit Committee and a member of the Company's Compensation and Stock Option Committee. Since January, 1990, Mr. Lerner has been engaged in the private practice of law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a California real estate development company. From June 1986 until December 1989, Mr. Lerner was Vice President and General Counsel of The Geneva Companies, Inc., a financial services company engaged in counseling privately owned middle-market companies. Since 1985, he has been a Director of Helm. Mr. Lerner is also a Director of Rent-Way, Inc., a NASDAQ listed company headquartered in Pennsylvania that operates a chain of rental-purchase stores, and Of Counsel, Inc., a NASDAQ listed company headquartered in Texas that provides temporary lawyers and paralegals to law departments of large companies and law firms.

          John E. Stieglitz is Chairman of the Company's Compensation and Stock Option Committee and a member of the Company's Audit Committee. Since 1976, he has been President of Conspectus, Inc., a privately held company engaged in providing services in the area of executive recruitment. Mr. Stieglitz is also a Director of Helm and Intersystems.

          The Company's executive officers who are not also directors are as follows:

          Debra D. Valice, CPA, is the Company's Chief Financial Officer, Vice President of Finance, Treasurer and Corporate Secretary. From March 1986 until February 1987, she was the Company's Chief Accounting Officer.

          Jesse R. Marion is the Company's Vice President of Sales and Executive Vice President of the Company's wholly-owned data brokerage subsidiary, Datatel, Inc. In March 1994, he was appointed President of Seitel Data Corp. Prior to joining the Company in April 1992, Mr. Marion was Executive Vice President-- Marketing of First Seismic Corp., a publicly traded seismic data company, from January 1989 until April 1992.

          Directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers serve at the discretion of the Board.

Item 11.  Executive Compensation

          The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "named executive officers") for the years indicated.

                          SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                Annual Compensation               Compensation
                                      ------------------------------------------ --------------
                                                                                     Awards
                                                                  Other          --------------
                                                                  Annual         Stock Options/   All Other
Name and Principal Position   Year    Salary($)  Bonus($)(1)  Compensation($)(2)    SARs(#)     Compensation($)
- - ---------------------------   ----    --------   ----------   ------------------ -------------- --------------
Paul A. Frame                 1994    $136,193    $955,213        $684,006         292,728(3)    $94,990(4)
 Chief Executive Officer      1993    $132,612    $422,034        $390,262         212,709       $60,945
 and President                1992    $128,750    $313,176        $271,117         212,709       $25,447

Horace A. Calvert             1994    $136,193    $955,213        $684,006         292,728(3)    $94,990(4)
 Chief Operating Officer and  1993    $132,612    $449,576        $390,262         212,709       $60,945
 Executive Vice President     1992    $128,750    $313,176        $271,642         212,709       $25,447

Herbert M. Pearlman           1994    $115,569    $897,141           --            251,740(3)    $94,990(4)
 Chairman of the              1993    $112,861    $544,756           --            165,677       $60,945
 Board of Directors           1992    $109,716    $377,518           --            165,677       $25,447

David S. Lawi                 1994    $56,098     $448,570           --            166,884(3)    $94,990(4)
 Chairman of the Executive    1993    $54,784     $272,378           --            123,249       $60,945
 Committee                    1992    $54,926     $188,759           --            123,249       $25,447

Jesse R. Marion               1994    $75,000      $6,620         $932,644          30,577        $3,000(5)
 Vice President of Sales      1993    $40,000     $16,397         $630,122          10,000        $4,497
                              1992    $30,000      $2,085         $149,344          15,000           --

(1) Includes bonuses based on the Company's pre-tax profits and, for each of Messrs. Frame and Calvert, bonuses based on the Company's stock performance of $237,500 in 1994.

(2)  Includes commissions based on sales.

(3) Awards in 1994 include repricings toward the target price established in July 1992 of certain awards originally granted in 1990. One class of stock options (common stock purchase warrants) were repriced once during 1994 and another class of stock options (common stock purchase warrants) were repriced on three occasions during 1994. See "OPTION/SAR GRANTS IN 1994".

(4) Includes amounts paid pursuant to the program (the "Incentive Compensation Program") pursuant to which between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes $90,370 contributed by the Company pursuant to its Incentive Compensation Program, and $4,620 contributed by the Company as 401(k) Plan matching contributions.

(5) Includes $3,000 contributed by the Company as 401(k) Plan matching contributions.

          The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1994 to each of the named executive officers.

                                OPTION/SAR GRANTS IN 1994

                                     Individual Grants
                    ----------------------------------------------------
                                     Percent
                      Number of     of Total                                    Potential Realizable Value
                     Securities   Options/SARs                                  at Assumed Annual Rates of
                     Underlying    Granted to      Exercise                      Stock Price Appreciation
                    Options/SARs    Employees      or Base       Expiration     -----------------------------
Name                 Granted (#)     in 1994     Price ($/Sh)      Date        5 Percent($)    10 Percent($)
- - -----------------   ------------  ------------   ------------   ----------     -----------     -------------
Paul A. Frame         80,019(1)        2.8        $11.25        02/27/95          $284,888          $350,563
                     132,690(1)        4.7        $14.72        12/10/00          $652,004        $1,643,820
                     132,690(1)        4.7        $13.72        12/10/00        $1,059,689        $2,150,974
                     132,690(1)        4.7        $13.05        12/10/00        $1,051,681        $2,101,186
                      80,019(2)        2.8        $24.00        04/11/99          $288,035          $866,388

Horace A. Calvert     80,019(1)        2.8        $11.25        02/27/95          $284,888          $350,563
                     132,690(1)        4.7        $14.72        12/10/00          $652,004        $1,643,820
                     132,690(1)        4.7        $13.72        12/10/00        $1,059,689        $2,150,974
                     132,690(1)        4.7        $13.05        12/10/00        $1,051,681        $2,101,186
                      80,019(2)        2.8        $24.00        04/11/99          $288,035          $866,388

Herbert M. Pearlman   86,063(1)        3.0        $11.25        02/27/95          $306,406          $377,042
                      79,614(1)        2.8        $14.72        02/10/00          $391,203          $986,292
                      79,614(1)        2.8        $13.72        12/10/00          $635,813        $1,290,585
                      79,614(1)        2.8        $13.05        12/10/00          $631,008        $1,260,712
                      86,063(2)        3.0        $24.00        04/11/99          $309,791          $931,828

David S. Lawi         43,635(1)        1.5        $11.25        02/27/95          $155,352          $191,165
                      79,614(1)        2.8        $14.72        12/10/00          $391,203          $986,292
                      79,614(1)        2.8        $13.72        12/10/00          $635,813        $1,290,585
                      79,614(1)        2.8        $13.05        12/10/00          $631,008        $1,260,712
                      43,635(2)        1.5        $24.00        04/11/99          $157,068          $472,448

Jesse R. Marion        5,000(3)        0.2        $15.00        02/07/04           $45,131          $116,289
                       5,000(3)        0.2        $20.00        02/07/04           $20,131           $91,289
                       5,000(3)        0.2        $25.00        02/07/04             *               $66,289
                       5,000(3)        0.2        $30.00        02/07/04             *               $41,289
                      10,577(2)        0.4        $24.00        04/11/99           $38,073          $114,520


(1) The options (common stock purchase warrants) ("warrants") listed were initially granted in 1990. At its July 21, 1992 meeting, the Company's Board of Directors accepted its Compensation and Stock Option Committee's recommendation to reduce the exercise price of each of these two classes of warrants by $1.00 for every $1.00 increase in the market price of the Company's Common Stock maintained for at least 30 consecutive days, until the exercise price of the warrants equals the target price of $11.25 per share established by the Compensation and Stock Option Committee for the warrants expiring on February 27, 1995 and $13.05 per share for the warrants expiring on December 10, 2000. This adjustment towards the target price caused the exercise price of the warrants expiring on February 27, 1995 to decrease by $.88 to the target price of $11.25 per share during the year ended December 31, 1994. This adjustment toward the target price also caused the exercise price of the warrants expiring on December 10, 2000 to have two $1.00 per share decreases and a $.67 per share decrease to the target price of $13.05 per share during the year ended December 31, 1994. No further decreases in the exercise price of these warrants can occur.
     The expiration dates of the warrants were not changed from those set with the initial grants in 1990.

(2) The options (common stock purchase warrants) ("1994 warrants") granted in 1994 are exercisable 90 days after the grant date of April 11, 1994. The options were granted for a term of five years, subject to certain events related to termination of employment.

(3) The options granted to Mr. Marion are exercisable starting 12 months after the grant date of February 7, 1994, with 33% of the shares covered thereby becoming exercisable at that time and with an additional 33% of the options shares becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date. The options were granted for a term of 10 years, subject to certain events related to termination of employment.

(4) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. The actual value an executive may realize will depend on the extent to which the stock price exceeds the exercise price of the options or warrants on the date the option or warrant is exercised. Accordingly, the value, if any, realized by an executive will not necessarily equal any of the amounts set forth in the table above. These calculations are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

* The potential realizable value will be nil because the exercise price will exceed the market price of the Company's Common Stock at the assumed rate of appreciation.


     The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 1994, and unexercised options held at December 31, 1994, and the value thereof, by each of the named executive officers.

                    AGGREGATED OPTION/SAR EXERCISES IN 1994
                        AND 12/31/94 OPTION/SAR VALUES


                                                     Number of Securities
                                                    Underlying Unexercised    Value of Unexercised In-the
                                                         Options/SARs            Money Options/SARs at
                         Shares                         at 12/31/94(#)                 12/31/94
                        Acquired       Value      ---------------------------  --------------------------
Name                 on Exercise(#)  Realized($)  Exercisable   Unexercisable  Exercisable  Unexercisable
- - -------------------  --------------  -----------  -----------   -------------  -----------  -------------
Paul A. Frame            81,303       $876,792      367,118              0      $2,587,723            $0
Horace A. Calvert        71,679       $778,532      378,025              0      $2,710,020            $0
Herbert M. Pearlman      76,114       $829,448      263,998              0      $1,575,961            $0
David S. Lawi            37,709       $410,719      213,168              0      $1,464,953            $0
Jesse R. Marion          10,833       $206,763       14,327         30,417         $60,469      $191,307


Employment Arrangements

Agreements with Messrs. Frame, Calvert, Pearlman and Lawi

          Effective as of January 1, 1991, the Company entered into employment agreements with each of Messrs. Frame, Calvert, Pearlman and Lawi for service in their respective capacities set forth in the listing of directors and executive officers. During 1992, Mr. Pearlman passed the Chief Executive Officer title and duties to Mr. Frame, and Mr. Calvert added the additional title and duties of Chief Operating Officer to those he already held. The employment agreements were not revised for these changes. Each agreement is for a term of five years, renewable each year for an additional year unless either party to the agreement gives notice to the contrary. In accordance with these agreements, Messrs. Frame, Calvert, Pearlman and Lawi receive an annual base salary of $136,193, $136,193, $115,569, and $56,098, respectively. Additionally, each of Messrs. Frame and Calvert receive a 1% commission on the first $12,000,000 in revenues for the year and 1/2% commission on revenues in excess thereof, plus an additional 1/2% commission on revenues over $12,000,000 if at least 40% of the Company's revenues are resale revenues, plus a bonus of 4% of the Company's pre-tax profits (as defined therein). Each of Messrs. Pearlman and Lawi receive an annual bonus of 5% and 2-1/2%, respectively, of the Company's pre-tax profits (as defined).

          Each of the agreements with Messrs. Frame and Calvert provide that if at any time during the term of such agreement, (i) the employment agreements of Messrs. Pearlman or Lawi are terminated by the Company prior to the stated term thereof, or (ii) Messrs. Pearlman and Lawi resign from the Company's Board of Directors prior to the expiration of the term of their employment agreements, or
(iii) the majority of the members of the Company's Board of Directors is no longer nominated and supported by a majority of Messrs. Frame, Calvert, Pearlman and Lawi (each a "Change in Control"), the employee shall have the right to terminate the agreement immediately and receive from the Company all compensation required to be paid during the unexpired term thereof as well as the severance payment described below without any obligation to perform consulting services as described below. The Company believes that the Change in Control provisions in these agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult.

          Each agreement provides that if it is not renewed, the Company will pay the employee for two additional years' compensation including his then current base salary plus the average of all commissions and bonuses paid to the employee for the then prior three years. The severance payments are contingent upon the employee remaining available to perform consulting services for the benefit of the Company.

          Each agreement provides for certain noncompetition and nondisclosure covenants of the employee and for certain Company-paid fringe benefits such as an automobile allowance, disability insurance and inclusion in pension, deferred compensation, profit sharing, stock purchase, savings, hospitalization and other benefit plans in effect from time to time.

          Pursuant to the terms of these agreements, on December 10, 1990, the Company issued warrants to purchase 265,380 shares, 265,380 shares, 159,228 shares and 159,228 shares of the Common Stock to Messrs. Frame, Calvert, Pearlman and Lawi, respectively. At December 31, 1994, one-half of such warrants are exercisable at an exercise price of $13.19 per share and expire on December 10, 1997 and the remaining one-half are exercisable at $13.05 and expire on December 10, 2000. The warrants expiring December 10, 2000 were repriced during 1994. Refer to the "OPTION/SAR GRANTS IN 1994" table and footnotes thereto for additional information. On the date of grant, the closing sale price of the Common Stock as quoted on the American Stock Exchange was $8.80 per share.

Bonus Based On Stock Performance

          On July 21, 1992, when the stock price was $5.375, the Compensation and Stock Option Committee and the entire Board of Directors approved payment of a one-time $2,500,000 special shareholder value bonus to be divided among Messrs. Frame and Calvert and three other key employees upon the event of the market price of the Company's stock maintaining or exceeding $20.00 per share for at least 90 consecutive days (the "Target Date") at any time before July 21, 1997. The Target Date was achieved in June 1994. The bonus vests equally over the 12 quarters following the Target Date, contingent upon continued full-time employment, except in the event of termination without cause, death or disability in which case the balance of the bonus will be due and payable immediately.

Directors Compensation

          Outside directors receive an annual fee of $10,000 for serving on the board and are reimbursed for out of pocket expenses for meeting attendance. Directors who are also employees receive no separate compensation for their services as directors.

          Nonemployee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Plan, each non-employee director receives on the date of each annual meeting during the term of the Plan an option to purchase 1,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted on the date of such election or appointment an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted under the Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During 1994, each non-employee director was granted at total of 5,000 options at an exercise price of $30.50.

Compensation Committee Interlocks and Insider Participation

          The Company's Compensation and Stock Option Committee is composed of William Lerner and John E. Stieglitz. In 1994, John Stieglitz invested as a general partner in a partnership for which the Company's subsidiary DDD Energy, Inc. acts as managing partner. See Item 13, Certain Relationships and Related Transactions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 18, 1995, by (i) persons known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each of the Company's directors (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.



Name and Address                           Amount and Nature of
of Beneficial Owner                     BeneficialOwnership(1)(2)   Percentage of Class
- - ------------------------------------    -------------------------   -------------------
Horace A. Calvert                               530,601(3)                  5.6%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027


Name and Address                           Amount and Nature of
of Beneficial Owner                     Beneficial Ownership(1)(2)  Percentage of Class
- - ------------------------------------    --------------------------  -------------------
Paul A. Frame, Jr.                            513,080(4)                   5.4%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Twentieth Century Companies, Inc.             460,000(5)                   5.0%
4500 Main Street
Kansas City, MO 64141

Herbert M. Pearlman                           329,719(6)                   3.5%
93 Mason Street
Greenwich, CT 06830

David S. Lawi                                 214,576(7)                   2.3%
93 Mason Street
Greenwich, CT  06830

James C. Rives, Jr.                           150,957(8)                   1.6%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Jesse R. Marion                                44,826(9)                     *
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

William Lerner                                  9,585(10)                    *
423 East Beau Street
Washington, PA  15301

John E. Stieglitz                               5,000(10)                    *
Conspectus, Inc.
222 Purchase Street
Rye, NY  10580

Walter M. Craig, Jr.                               0                         *
145 Mason Street
Greenwich, CT 06830

All directors and executive
officers as a group (10 persons)           1,942,907(11)                  18.4%

- - -----------------
 *   Less than 1%

(1) Except as otherwise noted, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3) Includes 23,002 and 355,023 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $2.80 to $5.57 per share, and the exercise prices of the common stock purchase warrants range from $11.25 to $24.00 per share.

(4) Includes 21,719 and 345,399 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $3.11 to $5.57 per share, and the exercise prices of the common stock purchase warrants range from $13.05 to $24.00 per share.

(5) Pursuant to the Schedule 13G filed with the Securities and Exchange Commission on or about February 10, 1995, the shares owned of record by Twentieth Century Companies, Inc. are beneficially owned by Twentieth Century Companies, Inc., Investors Research Corporation, Twentieth Century Investors, Inc. and James E. Stowers, Jr.

(6) Includes 205,291 shares which may be acquired from the Company within 60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $13.05 to $24.00 per share.

(7) Includes 162,863 shares which may be acquired from the Company within 60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $13.05 to $24.00 per share.

(8) Includes 7,006 and 131,000 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise price of the options is $5.57 per share, and the exercise prices of the common stock purchase warrants range from $11.25 to $24.00 per share.

(9) Includes 6,666 and 10,577 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $15.00 to $30.00 per share, and the exercise price of the common stock purchase warrants is $24.00 per share.

(10) Includes 5,000 shares which may be acquired from the Company within 60 days upon exercise of options at an exercise price of $30.50 per share.

(11) Includes an aggregate of 1,371,901 shares which may be acquired from the Company within 60 days upon exercise of 78,236 options and 1,293,665 common stock purchase warrants, respectively, by the group of 10 persons which comprises all executive officers and directors. The exercise prices of the options range from $2.80 to $30.50 per share, and the exercise prices of the common stock purchase warrants range from $11.25 to $24.00 per share.

Item 13.  Certain Relationships and Related Transactions

          On July 21, 1992, the Company granted ten year loans at an interest rate of 4% to most of its employees for purchases of the Company's common stock at the current market price of $5.375 per share. The Company recorded compensation expense of $64,000 related to these loans in 1994. Payments of 5% of the original principal balance plus accrued interest are due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame, Calvert and Rives and Ms. Valice, amounting to $537,500, $537,500, $134,375 and $134,375, respectively. The largest aggregate amounts of principal and interest outstanding on such loans during 1994 were approximately $530,000, $530,000, $133,000 and $133,000, respectively. As of
April 18, 1995, the aggregate amounts of principal and interest outstanding on such loans were approximately $497,000, $497,000, $105,000, and $124,000, respectively.

         The Company's wholly-owned subsidiary DDD Energy, Inc. ("DDD Energy"), which acquires and develops non-operating interests in mineral properties, acts as managing partner of a general partnership (the "1994 Partnership"). The 1994 Partnership was formed to permit officers, directors and employees of the Company and its subsidiaries who are accredited investors to invest in mineral interests as general partners in the 1994 Partnership. The 1994 Partnership is a blind pool which invested partnership funds throughout the year in mineral interests. Pursuant to the partnership agreement governing the 1994 Partnership, DDD Energy agreed to use its reasonable efforts to allow the 1994 Partnership to invest, along with DDD Energy, in all non-operating mineral interests in which DDD Energy invested during 1994, and the 1994 Partnership was obligated to invest in all interests in which DDD Energy invested (to the extent allowed by the sellers of such interests) until funds of the 1994 Partnership allocated to acquisitions were exhausted. Pursuant to the partnership agreement, the amount of the investment of the 1994 Partnership equals five percent of the total investment in each such mineral interest made by the 1994 Partnership and DDD Energy. DDD Energy determines the amount that it desires to invest in a particular mineral interest, and then adds the amount to be invested by the 1994 Partnership to determine the total level of investment by DDD Energy and the 1994 Partnership. Therefore, DDD Energy does not forego any opportunity to invest in transactions by allowing the 1994 Partnership to invest with DDD Energy. All sums required for the 1994 Partnership to acquire such interests and pay costs related to such interests thereafter are provided by the officer, director and employee general partners, and no funds for the 1994 Partnership's investments are provided by DDD Energy or the Company. During 1994, the officer, director and employee general partners contributed an aggregate of $962,000 to the 1994 Partnership. Paul A. Frame, Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Debra D. Valice, James C. Rives, Jr., Jesse R. Marion and John E. Stieglitz have 10.4%, 10.4%, 10.4%, 10.4%, 7.8%, 7.5%, 5.2% and 3.1% general partnership interests, respectively, in the 1994 Partnership.

          DDD Energy acts as managing partner of a similar partnership relating to the non-operating mineral interests in which it will invest in 1995 (the "1995 Partnership"). Officers, directors and employees of the Company and its subsidiaries have contributed $836,500 to the 1995 Partnership. Paul A. Frame, Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Debra D. Valice, James C. Rives, Jr. and Jesse R. Marion have 12%, 12%, 17.9%, 12%, 9%, 7.2% and 6%
general partnership interests, respectively, in the 1995 Partnership.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th of April 1995.

                                    SEITEL, INC.



                                    By: /s/ Paul A. Frame
                                        -------------------------------
                                        Paul A. Frame, President and
                                        Chief Executive Officer