Form 10-Q
period 1995-03-31
SEITEL INC
filed 1995-05-15
CIK 750813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995
                                        --------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period to          to          .
                                      ---------   ----------
Commission File Number 0-14488

                                  Seitel, Inc.
                                ---------------
               (Exact name of registrant as specified in charter)

         Delaware                                      76-0025431
- -------------------------------                 ----------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                 Identification Number)

50 Briar Hollow Lane
West Building, 7th Floor
Houston, Texas                                      77027
- ----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)
offices)

                                 (713) 627-1990
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X                    No
                                 ---                      ---
     As of May 10, 1995 there were 9,164,979 shares of the Company's common stock, par value $.01 per share, outstanding.

                                     INDEX



PART I.   FINANCIAL INFORMATION                                        Page

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1995 and December 31, 1994....................      3

          Consolidated Statements of Operations
          for the Three Months Ended March 31, 1995
          and 1994................................................      4

          Consolidated Statements of Stockholders'
          Equity for the Three Months Ended
          March 31, 1995..........................................      5

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1995
          and 1994................................................      6

          Notes to Consolidated Interim
          Financial Statements....................................      7

          Item 2.  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations Operations........................      8

PART II.  OTHER INFORMATION.......................................      10

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                  (Unaudited)
                                                                    March 31,          December 31,
                                                                      1995                 1994
                                                                  -----------          -----------
ASSETS
  Cash and equivalents                                            $     3,661          $    1,541
  Receivables
    Trade                                                              33,330              37,098
    Notes and other                                                       575                 329
  Net data bank                                                        99,585              95,801
  Net oil and gas properties                                           28,277              21,389
  Net geophysical and other property and equipment                     10,620              11,067
  Prepaid expenses, deferred charges and other assets                   1,592               1,546
                                                                   ----------          ----------
  TOTAL ASSETS                                                     $  177,640          $  168,771
                                                                   ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued liabilities                         $   36,098          $   32,649
  Income taxes payable                                                    593                 933
  Bank debt
    Line of Credit                                                      9,871               5,085
    Term Loan                                                           3,033               3,231
  Obligations under capital leases                                      4,696               5,088
  Subordinated debentures                                               2,079               3,523
  Deferred contractor payable                                           6,633               9,698
  Contingent payables                                                   3,152               3,152
  Deferred income taxes                                                 4,375               3,502
  Deferred revenue                                                        495                 581
                                                                   ----------          ----------
TOTAL LIABILITIES                                                      71,025              67,442
                                                                   ----------          ----------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
    5,000,000 shares; none issued                                           -                   -
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; issued and outstanding 9,048,015 and
    8,825,619 at March 31, 1995 and December 31, 1994
    respectively                                                           90                  88
  Additional paid-in capital                                           77,921              75,611
  Retained earnings                                                    30,231              27,257
  Treasury stock, 414 shares at cost at March 31, 1995 and
    December 31, 1994                                                      (4)                 (4)
  Notes receivable from officers and employees                         (1,551)             (1,551)
  Cumulative translation adjustment                                       (72)                (72)
                                                                   ----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                            106,615             101,329
                                                                   ----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  177,640         $   168,771
                                                                   ==========         ===========

                  The accompanying notes are an integral
                   part of these consolidated financial
                                statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                    Three Months Ended March 31,
                                                                      1995                1994
                                                                   ----------         -----------

REVENUE                                                            $   21,158         $    12,598


EXPENSES
  Depreciation, depletion and amortization                              7,276               5,318
  Cost of sales                                                         4,268               1,329
  Selling, general and administrative expenses                          4,081               2,649
  Net interest expense                                                    812                 768
                                                                   ----------         -----------
                                                                       16,437              10,064
                                                                   ----------         -----------

Income before provision for income taxes                                4,721               2,534

Provision for income taxes                                              1,747                 887
                                                                   ----------         -----------

NET INCOME                                                         $    2,974          $    1,647
                                                                   ==========         ===========

Earnings per share:
  Primary                                                          $      .31          $      .25
                                                                   ==========         ===========
  Assuming full dilution                                           $      .29          $      .22
                                                                   ==========         ===========

Weighted average number of common and common equivalent shares:
  Primary                                                               9,748               6,637
                                                                   ==========         ===========
  Assuming full dilution                                               10,176               8,165
                                                                   ==========         ===========


                  The accompanying notes are an integral
                   part of these consolidated financial
                                statements.



SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                               Notes
                                                                                                             Receivables
                                                  Common Stock     Additional               Treasury Stock     from      Cumulative
                                              ------------------    Paid-in    Retained   -----------------   Officers   Translation
                                               Shares    Amount     Capital    Earnings    Shares   Amount  & Employees  Adjustment
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1991                    5,438,250 $     55  $   22,555  $    8,741         - $      -  $        -  $        -

Proceeds from issuance of common stock           28,902        -         181           -         -        -           -           -
Sale of common stock through private offering   400,000        4       2,146           -         -        -      (2,150)          -
Cash dividends                                        -        -           -        (275)        -        -           -           -
Stock dividends                                 109,320        1         790        (791)        -        -           -           -
Foreign currency translation adjustment               -        -           -           -         -        -           -        (164)
Net income                                            -        -           -       4,550         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1992                    5,976,472       60      25,672      12,225         -        -      (2,150)       (164)

Proceeds from issuance of common stock           10,916        -          37           -         -        -           -           -
Payments received on notes receivable from
  officers and employees                              -        -           -           -      (414)      (4)        111           -
Foreign currency translation adjustment               -        -           -           -         -        -           -          79
Net income                                            -        -           -       5,717         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1993                    5,987,388       60      25,709      17,942      (414)      (4)     (2,039)        (85)

Sale of Common stock through public offering  1,061,200       11      31,906           -         -        -           -           -
Proceeds from issuance of common stock          770,364        7       7,280           -         -        -           -           -
Tax reduction from exercise of stock options          -        -       1,879           -         -        -           -           -
Conversions and exchanges of subordinated
  debentures                                  1,006,667       10       8,837           -         -        -           -           -
Payments received on notes receivable from
  officers and employees                              -        -           -           -         -        -         488           -
Foreign currency translation adjustment               -        -           -           -         -        -           -          13
Net income                                            -        -           -       9,315         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1994                    8,825,619       88      75,611      27,257      (414)      (4)     (1,551)        (72)

Proceeds from issuance of common stock           66,795        1         766           -         -        -           -           -
Tax reduction from exercise of stock options          -        -         212           -         -        -           -           -
Conversions and exchanges of subordinated
  debentures                                    155,601        1       1,332           -         -        -           -           -
Net income                                            -        -           -       2,974         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE MARCH 31, 1995 (Unaudited)            9,048,015 $     90  $   77,921  $   30,231      (414)$     (4) $   (1,551) $      (72)
                                              ========= ========  ==========  ==========  ======== ========  ==========  ==========




      The accompanying notes are an integral part these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                     Three Months Ended March 31,
                                                                      1995                1994
                                                                   ----------         -----------
Cash flows from operating activities:
  Cash received from customers                                     $   24,094         $    15,240
  Cash paid to suppliers and employees                                 (9,810)             (6,803)
  Interest paid                                                          (308)               (951)
  Interest received                                                         6                   3
  Income taxes paid                                                    (1,002)               (220)
                                                                   ----------         -----------
    Net cash provided by operating activities                          12,980               7,269
                                                                   ----------         -----------

Cash flows from investing activities:
  Cash invested in seismic data                                       (12,931)            (11,372)
  Cash invested in oil and gas properties                              (2,586)             (2,114)
  Cash paid to acquire property and equipment                            (277)               (299)
                                                                   ----------         -----------
    Net cash used in investing activities                             (15,794)            (13,785)
                                                                   ----------         -----------

Cash flows from financing activities:
  Borrowings under line of credit agreements                           14,841              20,250
  Principal payments under line of credit                             (10,055)            (17,975)
  Principal payments on term loan                                        (198)               (186)
  Principal payments under capital lease obligations                     (402)                  -
  Proceeds from issuance of common stock                                  791               4,820
  Costs of debt and equity transactions                                   (43)                (30)
  Payments on receivables from officers and employees                       -                 137
  Other                                                                     -                  (1)
                                                                   ----------         -----------
    Net cash provided by financing activities                           4,934               7,015
                                                                   ----------         -----------

Net increase in cash and equivalents                                    2,120                 499
Cash and cash equivalents at beginning of period                        1,541               1,759
                                                                   ----------         -----------
Cash and equivalents at end of period                              $    3,661         $     2,258
                                                                   ==========         ===========
Reconciliation of net income to net cash provided by
  operating activities:
Net income                                                         $    2,974         $     1,647
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                              7,276               5,318
  Non-cash sales                                                         (500)                  -
  Decrease in receivables                                               3,522               2,811
  Increase in other assets                                               (197)               (355)
  Decrease in other liabilities                                           (95)             (2,152)
                                                                   ----------         -----------
    Total adjustments                                                  10,006               5,622
                                                                   ----------         -----------
Net cash provided by operating activities                          $   12,980         $     7,269
                                                                   ==========         ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 1995

NOTE A-BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1994.


NOTE B-EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective periods, including common equivalent shares applicable to assumed exercise of stock options and warrants when such common stock equivalents are dilutive, and the Company's other potentially dilutive securities.

         Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                                           Three Months Ended
                                                                               March 31,
                                                                   ------------------------------
                                                                      1995                1994
                                                                   ----------         -----------
Net income as reported                                             $    2,974         $     1,647
  Interest eliminated on assumed conversion of 9% convertible
    subordinated debentures, net of tax                                    25                 155
                                                                   ----------         -----------
Total income used for fully diluted earnings per share             $    2,999         $     1,802
                                                                   ==========         ===========

Weighted average number of common and common equivalent shares          9,748               6,637
                                                                   ==========         ===========
Weighted average number of common shares assuming full dilution        10,176               8,165
                                                                   ==========         ===========

NOTE C-DATA BANK

         Costs incurred in the creation of proprietary seismic data are capitalized. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenue. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception, and the final 10% is amortized on a straight-line basis over fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value of each seismic data program is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

          1. During the first three months of 1995, the Company issued 155,601 shares of its common stock upon the conversion and exchange of $1,444,000 of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $92,000 have been charged to additional paid-in capital.

          2. During the first three months of 1995, the Company licensed seismic data valued at $500,000 in exchange for the purchase of seismic data for its library.

          3. During the first three months of 1995, capital lease obligations totaling $10,000 were incurred when the Company entered into leases for property and equipment.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

RESULTS OF OPERATIONS

         Total  revenue  increased  68%  during  the  first  quarter  of 1995 as compared to the first quarter of 1994. Revenue primarily consists of revenue generated from three niche-energy businesses - seismic, exploration and production, and gas marketing. The majority of revenue in the first quarter of 1995 and 1994 relates to seismic revenue, increasing from $12,330,000 during the first quarter of 1994 to $15,797,000 during the first quarter of 1995. This increase is attributable to an increase in sales from both two-dimensional (2D) and three-dimensional (3D) seismic data. The balance of revenue relates to oil and gas production, and gas marketing activities, which increased from $268,000 in the first quarter of 1994 to $5,361,000 in the first quarter of 1995 due to the increased volume of business in these areas.

         Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization increased from $5,047,000 during the first quarter of 1994 to $6,743,000 during the first quarter of 1995 due to the corresponding increase in revenue from licensing seismic data during the same period. As a percentage of revenue from licensing seismic data, data bank amortization was 44% and 47% for the first quarter of 1995 and 1994, respectively. The change in this percentage was primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

         Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, oil and gas production, and gas marketing activities. The increase in cost of sales from $1,329,000 for the first quarter of 1994 to $4,268,000 for the first quarter of 1995, is due to the Company's increasing volume of business in these areas. Revenues from these areas increased from $1,494,000 during the first quarter of 1994 to $5,545,000 during the first quarter of 1995.

         The Company's selling, general and administrative expenses increased during the 1995 period as compared to the 1994 period, primarily as a result of the addition of new employees, marketing expenses and incentive compensation directly related to the increased volume of business, as well as expenses related to the Company's expansions in the gas marketing and oil and gas exploration and production areas. As a percentage of total revenue, these expenses have decreased from 21% for the first quarter of 1994 to 19% for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company filed a registration statement on Form S-3 (the "Shelf Registration Statement") in June 1994 to offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock, par value $0.01 per share, and (iii) common stock, par value $.01 per share, or any combination of the foregoing, at an aggregate initial offering price not to exceed $75,000,000. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on June 30, 1994. On August 4, 1994, and August 18, 1994, the Company completed a public offering of 1,000,000 shares and 61,200 shares, respectively, of its common stock priced at $32 per share pursuant to the Shelf Registration Statement. The net proceeds from the offering (after underwriting commission and offering expenses) totaled $31,917,000. After this sale of common stock at an initial aggregate offering price of $33,958,400, the Company may offer additional securities in the future for up to an aggregate initial offering price of $41,041,600 pursuant to the Shelf Registration Statement.

         On May 4, 1995, the Company increased its revolving line of credit to $25,000,000, added a LIBOR interest rate option and extended the maturity. The increased revolving line of credit bears interest at the prevailing prime rate or LIBOR plus 2%, is collateralized by both accounts receivable and the seismic data library and is available for general corporate purposes. The Company may borrow up to $10,000,000 on the revolving line of credit based on seismic data library collateral and up to $25,000,000 based on accounts receivable collateral, the total of which cannot exceed $25,000,000. The banking facility was effective as of December 31, 1994, and matures June 1, 1997. The balance outstanding on the revolving line of credit amounted to $11,071,000 at May 10, 1995, of which $7,000,000 is borrowed at the LIBOR rate of 8.13% and $4,071,000 is borrowed at the prime rate. The banking facility imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth and working capital, as well as certain restrictions on dividends, liens, additional debt or lease obligations and the acquisition or disposition of major assets. Such covenants are not anticipated to restrict the Company's ability to borrow funds under the facility.

         On February 21, 1995, DDD Energy, Inc., ("DDD Energy"), a wholly-owned subsidiary of the Company, received a loan commitment from the Company's banks. Under the terms of this facility, which is expected to close in May 1995, DDD Energy will have a reducing revolving line of credit, the amount of which is determined by the banks' semi-annual review of DDD Energy's oil and gas reserves securing the facility. The master note amount pursuant to the facility is $75,000,000, but amounts outstanding under the facility are limited to the oil and gas reserve borrowing base, and are subject to interest, at the Company's option, at either the prevailing prime rate or LIBOR plus 2%. The initial borrowing base, which was determined before 1994 year-end oil and gas reserve information was available, amounts to $8,000,000, reducing by $175,000 per month beginning March 1, 1995. Funds available under the facility will be used to repay advances from the Company and for reserve acquisitions and development drilling. The facility matures on June 1, 1997 and is guaranteed by the Company.

         On July 15, 1993, a wholly-owned subsidiary of the Company obtained a $4,300,000, five year term loan bearing interest at the rate of 7.61% for the purchase of a 3D seismic recording system. The debt is secured by such equipment. Monthly principal and interest payments began on August 1, 1993. The balance outstanding on the term loan at May 10, 1995, was $2,900,000.

         From January 1, 1995 through May 10, 1995, the Company received $2,140,000 from the exercise of common stock purchase warrants and options. In connection with the exercises, the Company will also receive approximately $957,000 in tax savings.

          In October 1994, the Company called for redemption of its 12-1/2% subordinated debentures, thereby eliminating future interest and sinking fund payments. The Company's 9% convertible debentures, amounting to $2,069,000 at May 10, 1995, require semi-annual interest payments (March 31 and September 30) and, beginning March 31, 1997, annual sinking fund payments equal to 10% of the principal amount of the debentures then outstanding.

         During 1994 and 1995, the Company entered into capital leases which relate to the purchase of a 3D seismic recording system and seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $4,565,000 at May 10, 1995.

         The Company has entered into payment arrangements with one of its contractors for seismic acquisition services which require the Company to make payments only when sales on the related seismic project are collected (contingent payables), or allow the Company to make payments as sales of related seismic projects are collected until July 1, 1996, at which time any outstanding balance would be due (deferred contractor payable). In connection with these arrangements, the Company had $4,169,000 in receivables at March 31, 1995, which will be paid to the contractor upon collection. Accordingly, the same amount, $4,169,000, was included in the Company's regular accounts payable. The Company has a verbal payment arrangement with the contractor on certain other seismic acquisition projects pursuant to which payments to the contractor are made only when sales of the related seismic projects are collected. At March 31, 1995 accounts receivable included $852,000 dedicated to payment pursuant to this verbal arrangement, while regular accounts payable included the full balance due the contractor of $8,885,000. Amounts owed to this contractor bear interest at the prime rate or the prime rate plus 1%, except for contingent payables which bear no interest. Management anticipates that sales from these projects will pay in full the amounts owed to the contractor.

         During the first three months of 1995, cash from operations, bank borrowings and proceeds from the exercise of common stock purchase warrants and options funded the third party seismic data creation costs borne by the Company and oil and gas exploration, as well as taxes, interest expenses, cost of sales and general and administrative expenses. The Company believes its revenues from operating sources and proceeds from the exercise of warrants and options, combined with its available lines of credit, should be sufficient to fund all of its internal operations and related capital expenditures for 1995. To the extent these sources are not sufficient to cover the Company's expenses, it would be necessary for the Company to arrange for additional debt or equity financing. There can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.


                          PART II - OTHER INFORMATION


Items 1., 2., 3., 4., and 5. Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)      10.1     Master Revolving  Promissory Note effective December 31, 1994 between the Company, Seitel Data Corp. (Company's wholly-owned subsidiary),  Seitel Geophysical, Inc. (Company's wholly-owned subsidiary),  Seitel  Offshore Corp.  (Company's  wholly-owned
                  subsidiary)   and   Exsol,   Inc.   (Company's    wholly-owned
                  subsidiary) and Compass Bank-Houston

         10.2 Master Revolving Promissory Note effective December 31, 1994 between the Company, Seitel Data Corp. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A.

         10.3 Restated Revolving Credit and Security Agreement effective as of December 31, 1994 among the Company, Seitel Data Corp. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A. and Compass Bank-Houston

         10.4 Amendment to Security Agreement (Joint Venture Interest) effective as of December 31, 1994 among Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A. and Compass Bank-Houston

         10.5 Amendment to Pledge Agreement effective as of December 31, 1994 among the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Data Corp. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A. and Compass Bank-Houston

         27       Article 5 Financial Data Schedule for 1st Quarter 1995

(b)      Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SEITEL, INC.





Dated:   May 12, 1995                     /s/ Paul A. Frame
                                          ----------------------
                                          Paul A. Frame
                                          President





Dated:   May 12, 1995                     /s/ Debra D. Valice
                                          ---------------------
                                          Debra D. Valice
                                          Chief Financial Officer





Dated:  May 12, 1995                      /s/ Marcia H. Kendrick
                                          ----------------------
                                          Marcia H. Kendrick
                                          Chief Accounting Officer