Form 10-Q
period 1995-06-30
SEITEL INC
filed 1995-08-14
CIK 750813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to           to
                             ---------    ---------
Commission File Number 0-14488

                                  Seitel, Inc.
                                ---------------
               (Exact name of registrant as specified in charter)

          Delaware                                        76-0025431
-------------------------------                --------------------------------
(State or other jurisdiction of                         (IRS Employer
  incorporation of organization)                    Identification Number)

50 Briar Hollow Lane
West Building, 7th Floor
Houston, Texas                                   77027
-------------------------------                --------
(Address of principal executive               (Zip Code)
offices)

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

        As of August 9, 1995 there were 9,319,573 shares of the Company's common stock, par value $.01 per share, outstanding.

                                     INDEX



PART    I. FINANCIAL INFORMATION                                           Page

        Item 1. Financial Statements

        Consolidated Balance Sheets as of
        June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . .     3

        Consolidated Statements of Operations
        for the Three Months Ended June 30,
        1995 and  1994.  . . . . . . . . . . . . . . . . . . . . . . . .     4

        Consolidated Statements of Operations
        for the Six Months Ended June 30,
        1995 and  1994 . . . . . . . . . . . . . . . . . . . . . . . . .     5

        Consolidated Statements of Stockholders'
        Equity for the Six Months Ended
        June 30,  1995 . . . . . . . . . . . . . . . . . . . . . . . . .     6

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1995
        and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

        Notes to Consolidated Interim
        Financial Statements . . . . . . . . . . . . . . . . . . . . . .     8

        Item 2.  Management's Discussion and
        Analysis of Financial Condition and
        Results of  Operations . . . . . . . . . . . . . . . . . . . . .     9

PART    II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .     12

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                              (Unaudited)
                                                                June 30,           December 31,
                                                                  1995                1994
                                                              ---------             ---------
ASSETS

  Cash and equivalents                                        $   1,746             $   1,541
  Receivables
    Trade                                                        41,006                37,098
    Notes and other                                               1,392                   329
  Net data bank                                                 103,434                95,801
  Net oil and gas properties                                     33,769                21,389
  Net geophysical and other property and equipment               10,338                11,067
  Prepaid expenses, deferred charges and other assets             2,993                 1,546
                                                              ---------             ---------
TOTAL ASSETS                                                  $ 194,678             $ 168,771
                                                              =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued liabilities                    $  30,761             $  32,649
  Income taxes payable                                              202                   933
  Bank debt
    Lines of Credit                                              23,555                 5,085
    Term Loan                                                     2,833                 3,231
  Obligations under capital leases                                4,347                 5,088
  Subordinated debentures                                         2,064                 3,523
  Deferred contractor payable                                     6,486                 9,698
  Contingent payables                                             2,932                 3,152
  Deferred income taxes                                           5,356                 3,502
  Deferred revenue                                                  363                   581
                                                              ---------             ---------
TOTAL LIABILITIES                                                78,899                67,442
                                                              ---------             ---------
CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
    5,000,000 shares; none issued                                    --                    --
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; issued and outstanding 9,315,982 and
    8,825,619 at June 30, 1995 and December 31, 1994,
    respectively                                                     93                    88
  Additional paid-in capital                                     83,741                75,611
  Retained earnings                                              33,572                27,257
  Treasury stock, 414 shares at cost at June 30, 1995 and
    December 31, 1994                                                (4)                   (4)
  Notes receivable from officers and employees                   (1,551)               (1,551)
  Cumulative translation adjustment                                 (72)                  (72)
                                                              ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                      115,779               101,329
                                                              ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 194,678             $ 168,771
                                                              =========             =========

                     The accompanying notes are an integral
                      part of these consolidated financial
                                  statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                      Three Months Ended June 30,
                                                                      ---------------------------
                                                                         1995             1994
                                                                       --------         --------
REVENUE                                                                $ 24,535         $ 16,153

EXPENSES:
  Depreciation, depletion and amortization                                7,202            7,503
  Cost of sales                                                           6,412              924
  Selling, general and administrative expenses                            4,709            3,511
  Net interest expense                                                      909              826
                                                                       --------         --------
                                                                         19,232           12,764
                                                                       --------         --------

Income before provision for income taxes                                  5,303            3,389

Provision for income taxes                                                1,962            1,186
                                                                       --------         --------

NET INCOME                                                             $  3,341         $  2,203
                                                                       ========         ========
Earnings per share:
  Primary                                                              $    .34         $    .30
                                                                       ========         ========
  Assuming full dilution                                               $    .33         $    .27
                                                                       ========         ========
Weighted average number of common and common equivalent shares:
  Primary                                                                 9,929            7,426
                                                                       ========         ========
  Assuming full dilution                                                 10,170            8,669
                                                                       ========         ========

                     The accompanying notes are an integral
                      part of these consolidated financial
                                  statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                              1995            1994
                                                            ---------      ---------
REVENUE                                                     $  45,693      $ 28,751

EXPENSES:
  Depreciation, depletion and amortization                     14,478        12,821
  Cost of sales                                                10,680         2,253
  Selling, general and administrative expenses                  8,790         6,160
  Net interest expense                                          1,721         1,594
                                                            ---------      --------
                                                               35,669        22,828
                                                            ---------      --------
Income before provision for income taxes                       10,024         5,923

Provision for income taxes                                      3,709         2,073
                                                            ---------      --------
NET INCOME                                                  $   6,315      $  3,850
                                                            =========      ========


Earnings per share:
  Primary                                                   $     .65      $    .55
                                                            =========      ========
  Assuming full dilution                                    $     .63      $    .49
                                                            =========      ========

Weighted average number of common and common equivalent shares:
  Primary                                                       9,784         7,015
                                                            =========      ========
  Assuming full dilution                                       10,091         8,388
                                                            =========      ========


                     The accompanying notes are an integral
                      part of these consolidated financial
                                  statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                               Notes
                                                                                                            Receivables
                                                  Common Stock     Additional               Treasury Stock     from      Cumulative
                                              ------------------    Paid-in    Retained   -----------------   Officers   Translation
                                               Shares    Amount     Capital    Earnings    Shares   Amount  & Employees  Adjustment
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1991                    5,438,250 $     55  $   22,555  $    8,741         - $      -  $        -  $        -

Proceeds from issuance of common stock           28,902        -         181           -         -        -           -           -
Sale of common stock through private offering   400,000        4       2,146           -         -        -      (2,150)          -
Cash dividends                                        -        -           -        (275)        -        -           -           -
Stock dividends                                 109,320        1         790        (791)        -        -           -           -
Foreign currency translation adjustment               -        -           -           -         -        -           -        (164)
Net income                                            -        -           -       4,550         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1992                    5,976,472       60      25,672      12,225         -        -      (2,150)       (164)

Proceeds from issuance of common stock           10,916        -          37           -         -        -           -           -
Payments received on notes receivable from
  officers and employees                              -        -           -           -      (414)      (4)        111           -
Foreign currency translation adjustment               -        -           -           -         -        -           -          79
Net income                                            -        -           -       5,717         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1993                    5,987,388       60      25,709      17,942      (414)      (4)     (2,039)        (85)

Sale of Common stock through public offering  1,061,200       11      31,906           -         -        -           -           -
Proceeds from issuance of common stock          770,364        7       7,280           -         -        -           -           -
Tax reduction from exercise of stock options          -        -       1,879           -         -        -           -           -
Conversions and exchanges of subordinated
  debentures                                  1,006,667       10       8,837           -         -        -           -           -
Payments received on notes receivable from
  officers and employees                              -        -           -           -         -        -         488           -
Foreign currency translation adjustment               -        -           -           -         -        -           -          13
Net income                                            -        -           -       9,315         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1994                    8,825,619       88      75,611      27,257      (414)      (4)     (1,551)        (72)

Proceeds from issuance of common stock          333,147        3       5,143           -         -        -           -           -
Tax reduction from exercise of stock options          -        -       1,641           -         -        -           -           -
Conversions and exchanges of subordinated
  debentures                                    157,216        2       1,346           -         -        -           -           -
Net income                                            -        -           -       6,315         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE JUNE 30, 1995 (Unaudited)             9,315,982 $     93  $   83,741  $   33,572      (414)$     (4)  $  (1,551)  $     (72)
                                              ========= ========  ==========  ==========  ======== ========  ==========  ==========


       The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                              1995            1994
                                                                            ---------      ---------
Cash flows from operating activities:
  Cash received from customers                                              $  40,567      $  24,476
  Cash paid to suppliers and employees                                        (18,329)        (7,775)
  Interest paid                                                                  (503)        (1,267)
  Interest received                                                                13             12
  Income taxes paid                                                            (2,452)          (220)
                                                                            ---------      ---------
    Net cash provided by operating activities                                  19,296         15,226
                                                                            ---------      ---------
Cash flows from investing activities:
  Cash invested in seismic data                                               (27,376)       (19,795)
  Cash invested in oil and gas properties                                     (12,261)        (6,959)
  Cash paid to acquire property and equipment                                    (761)          (359)
  Advances made to oil and gas joint venture partner                           (1,142)             -
                                                                            ---------      ---------
    Net cash used in investing activities                                     (41,540)       (27,113)
                                                                            ---------      ---------
Cash flows from financing activities:
  Borrowings under line of credit agreements                                   41,489         36,274
  Principal payments under line of credit                                     (23,019)       (30,047)
  Principal payments on term loan                                                (398)          (375)
  Principal payments on capital lease obligations                                (751)           (29)
  Proceeds from issuance of common stock                                        5,173          6,205
  Costs of debt and equity transactions                                           (45)           (56)
  Payments on receivables from officers and employees                               -            318
                                                                            ---------      ---------
    Net cash provided by financing activities                                  22,449         12,290
                                                                            ---------      ---------
Effect of exchange rate changes                                                     -              3
                                                                            ---------      ---------
Net increase in cash and equivalents                                              205            406
Cash and cash equivalents at beginning of period                                1,541          1,759
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $   1,746      $   2,165
                                                                            =========      =========

Reconciliation of net income to net cash provided by operating activities:
Net income                                                                  $   6,315      $   3,850
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization                                     14,708         12,951
  Non-cash sales                                                               (1,000)          (125)
  Increase in receivables                                                      (3,908)        (7,993)
  Increase in other assets                                                     (1,578)          (724)
  Increase in other liabilities                                                 4,759          7,267
                                                                            ---------      ---------
    Total adjustments                                                          12,981         11,376
                                                                            ---------      ---------
Net cash provided by operating activities                                   $  19,296      $  15,226
                                                                            =========      =========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 1995

NOTE A-BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1994.


NOTE B-EARNINGS PER SHARE

        Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective periods, including common equivalent shares applicable to assumed exercise of stock options and warrants when such common stock equivalents are dilutive, and the Company's other potentially dilutive securities.

        Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                         ----------------------------    ---------------------------
                                           1995                1994          1994              1994
                                         --------           ---------     --------          --------
Net income as reported                   $  3,341           $   2,203     $  6,315          $  3,850
Interest eliminated on
  assumed conversion of 9%
  convertible subordinated
  debentures                                   25                 149           50               278
                                         --------           ---------     --------          --------
Total income used for fully
  diluted earnings per share             $  3,366           $   2,352     $  6,365          $  4,128
                                         ========           =========     ========          ========
Weighted average number of
  common and common
  equivalent shares                         9,929               7,426        9,784             7,015
                                         ========           =========     ========          ========
Weighted average number of
  common shares-assuming
  full dilution                            10,170               8,669       10,091             8,388
                                         ========           =========     ========          ========

NOTE C-DATA BANK

        Costs incurred in the creation of proprietary seismic data are capitalized. Seismic data costs are amortized for each seismic data program in the proportion that the program's revenue for a period relates to management's estimate of the program's ultimate revenue. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception, and the final 10% is amortized on a straight-line basis over fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value of each seismic data program is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

NOTE D-OIL AND GAS PROPERTIES

        The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the six months ended June 30, 1995 and 1994, general and administrative costs of $401,000 and $353,000, respectively, have been capitalized to oil and gas properties. For the six months ended June 30, 1995, interest costs of $304,000 have been capitalized to oil and gas properties.

NOTE E-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

         1. During the first six months of 1995 and 1994, the Company issued 157,216 and 143,420 shares, respectively, of its common stock upon the conversion and exchange of $1,457,000 and $1,331,000, respectively, of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $93,000 during the first six months of 1995 have been charged to additional paid-in-capital.

         2. During the first six months of 1995 and 1994, the Company licensed seismic data valued at $1,000,000 and $125,000, respectively, in exchange for the purchase of seismic data for its library.

         3. During the first six months of 1995 and 1994, capital lease obligations totaling $10,000 and $4,797,000, respectively, were incurred when the Company entered into leases for property and equipment.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

        Total revenue increased 52% and 59% during the second quarter and first six months of 1995, respectively, as compared to the second quarter and first six months of 1994. Revenue primarily consists of revenue generated from three niche-energy businesses - seismic, exploration and production, and gas marketing. The majority of revenue in the 1995 and 1994 periods relates to seismic revenue, increasing from $15,714,000 during the second quarter of 1994 to $21,193,000 during the second quarter of 1995 and increasing from $28,044,000 during the first six months of 1994 to $36,990,000 during the first six months of 1995. These increases are attributable to increases in sales from both two-dimensional (2D) and three-dimensional (3D) seismic data. The balance of revenue relates to oil and gas production, and gas marketing activities, which increased from $439,000 in the second quarter of 1994 to $3,342,000 in the second quarter of 1995 and increased from $707,000 in the first half of 1994 to $8,703,000 in the first half of 1995 due to the increased volume of business in these areas.

        Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization decreased from $7,134,000 during the second quarter of 1994 to $6,637,000 during the second quarter of 1995 and increased from $12,181,000 to $13,380,000 for the first six months of 1994 and 1995, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 44% and 49% for the second quarter of 1995 and 1994, respectively, and 44% and 48% for the first six months of 1995 and 1994, respectively. These changes are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

        Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, oil and gas production, and gas marketing activities. The increase in cost of sales from $924,000 to $6,412,000 for the second quarter of 1994 and 1995, respectively, and from $2,253,000 to $10,680,000 for the first six months of 1994 and 1995, respectively, is due to the Company's increasing volume of business in these areas. Revenues from these areas increased from $1,308,000, to $9,241,000 during the second quarter of 1994 and 1995, respectively, and increased from $2,802,000 to $14,786,000 during the first six months of 1994 and 1995, respectively.

        The Company's selling, general and administrative expenses increased during the 1995 periods as compared to the 1994 periods primarily as a result of the addition of new employees, marketing expenses and incentive compensation directly related to the increased volume of business, as well as expenses related to the Company's expansions in the 3D seismic data, gas marketing, and oil and gas exploration and production areas. As a percentage of total revenue, these expenses have decreased from 22% for the second quarter of 1994 to 19% for the second quarter of 1995, and decreased from 21% for the first six months of 1994 to 19% for the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

        On May 4, 1995, the Company increased its revolving line of credit to $25,000,000, added a LIBOR interest rate option and extended the maturity. The increased revolving line of credit bears interest at the prevailing prime rate or LIBOR plus 2% (the "LIBOR rate"), is collateralized by both accounts receivable and the seismic data library and is available for general corporate purposes. The Company may borrow up to $10,000,000 on the revolving line of credit based on seismic data library collateral and up to $25,000,000 based on accounts receivable collateral, the total of which cannot exceed $25,000,000. The banking facility was effective as of December 31, 1994, and matures June 1, 1997. The balance outstanding on the revolving line of credit amounted to $18,979,000 at August 9, 1995, of which $11,000,000 is borrowed at the LIBOR rate of 7.875%, $5,000,000 is borrowed at the LIBOR rate of $8.0625%, and $2,979,000 is borrowed at the prime rate. The banking facility imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth and working capital, as well as certain restrictions on dividends, liens, additional debt or lease obligations and the acquisition or disposition of major assets. Such covenants are not anticipated to restrict the Company's ability to borrow funds under the facility.

        On June 14, 1995, DDD Energy, Inc. ("DDD Energy"), a wholly-owned subsidiary of the Company, received a loan facility from the Company's banks. Under the terms of this facility, DDD Energy has a reducing revolving line of credit, the amount of which is determined by the banks' semi-annual review of DDD Energy's oil and gas reserves securing the facility. The master note amount pursuant to the facility is $75,000,000, but amounts outstanding under the facility are limited to the oil and gas reserve borrowing base, and are subject to interest, at the Company's option, at either the prevailing prime rate or LIBOR plus 2% (the "LIBOR rate"). The initial borrowing base, which was determined before 1994 year-end oil and gas reserve information was available, amounted to $5,350,000, reducing by $120,000 per month beginning July 1, 1995. The balance outstanding on the reducing revolving line of credit amounted to $5,110,000 at August 9, 1995, of which $4,630,000 is borrowed at the LIBOR rate of 8.0625%, and $480,000 is borrowed at the LIBOR rate of 7.9375%. Upon completion of the banks' pending review of DDD Energy's oil and gas reserves, the Company expects additional funds to become available for use by the end of August 1995. Funds available under the facility will be used to repay advances from the Company and for reserve acquisitions and development drilling. The facility matures on June 1, 1997 and is guaranteed by the Company.

        On July 15, 1993, a wholly-owned subsidiary of the Company obtained a $4,300,000, five year term loan bearing interest at the rate of 7.61% for the purchase of a 3D seismic recording system. The debt is secured by such equipment. Monthly principal and interest payments began on August 1, 1993. The balance outstanding on the term loan at August 9, 1995, was $2,696,000.

        From January 1, 1995 through August 9, 1995, the Company received $5,213,000 from the exercise of common stock purchase warrants and options. In connection with the exercises, the Company will also receive approximately $1,641,000 in tax savings.

        In October 1994, the Company called for redemption of its 12-1/2% subordinated debentures, thereby eliminating future interest and sinking fund payments. The Company's 9% convertible debentures, amounting to $2,044,000 at August 9, 1995, require semi-annual interest payments (March 31 and September
30) and, beginning March 31, 1997, annual sinking fund payments equal to 10% of the principal amount of the debentures then outstanding.

        During 1994 and 1995, the Company entered into capital leases which relate to the purchase of a second 3D seismic recording system and seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $4,146,000 at August 9, 1995.

        The Company has entered into payment arrangements with one of its contractors for seismic acquisition services which require the Company to make payments only when sales on the related seismic project are collected (contingent payables), or allow the Company to make payments as sales of related seismic projects are collected until July 1, 1996, at which time any outstanding balance would be due (deferred contractor payable). In connection with these arrangements, the Company had $1,684,000 in receivables at June 30, 1995, which will be paid to the contractor upon collection. Accordingly, the same amount, $1,684,000, was included in the Company's regular accounts payable. The Company has a verbal payment arrangement with the contractor on certain other seismic acquisition projects pursuant to which payments to the contractor are made only when sales of the related seismic projects are collected. At June 30, 1995, accounts receivable included $272,000 dedicated to payment pursuant to this verbal arrangement, while regular accounts payable included the full balance due the contractor of $8,251,000. Amounts owed to this contractor bear interest at the prime rate or the prime rate plus 1%, except for contingent payables which bear no interest. Management anticipates that sales from these projects will pay in full the amounts owed to the contractor.

        During the first six months of 1995, cash from operations, bank borrowings and proceeds from the exercise of common stock purchase warrants and options funded the third party seismic data creation costs borne by the Company and oil and gas exploration, as well as taxes, interest expenses, cost of sales and general and administrative expenses. The Company believes its revenues from operating sources and proceeds from the exercise of warrants and options, combined with its available lines of credit, should be sufficient to fund all of its internal operations and related capital expenditures for 1995. To the extent these sources are not sufficient to cover the Company's expenses, it would be necessary for the Company to arrange for additional debt or equity financing. There can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings.
--------------------------

        On May 25, 1995, Seitel Geophysical, Inc. ("SGI"), a wholly-owned subsidiary of the Company, filed suit in United States District Court for the Eastern District of Louisiana against Greenhill Petroleum Corporation ("Greenhill") for breach of contract. SGI is seeking to recover approximately $1.4 million owed by Greenhill to SGI for seismic data acquisition services provided to Greenhill by SGI in 1994 in connection with a 3D seismic data shoot in southern Louisiana. Greenhill has answered in this suit by generally denying SGI's allegations and by asserting a counter-claim against SGI. Greenhill has already paid SGI in excess of $7 million under the contract, and SGI has provided the seismic data acquired pursuant to the contract to Greenhill. While the outcome of this litigation cannot be predicted with certainty at this early stage, the Company believes that it will prevail on its claims against Greenhill and that Greenhill's counterclaims are without merit.

Items 2., 3., 4., and 5.   Not applicable.
------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)     10.1   Credit  Agreement  dated June 14, 1995,  between DDD Energy, Inc.
               (Company's   wholly-owned   subsidiary)  and   Bank  One,  Texas,
               National  Association,  as a Bank and the Agent and Compass Bank-
               Houston, as a Bank

        10.2 Promissory Note dated June 14, 1995, in the face amount of $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Bank One, Texas, National Association

        10.3 Promissory Note dated June 14, 1995, in the face amount of $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Compass Bank-Houston

        10.4 Guaranty dated June 14, 1995, by Seitel, Inc. in favor of Bank One, Texas, National Association, Individually and as Agent and Compass Bank-Houston, as a Bank

        10.5 Security Agreement (Stock Pledge) dated June 14, 1995, by Seitel, Inc. in favor of Bank One, Texas, National Association, as Agent

        10.6   Seitel, Inc. 1995 Shareholder Value Incentive Bonus Plan

        10.7   Amendment No. 1 to the Seitel,  Inc. 1993 Incentive  Stock Option
               Plan

        10.8   Seitel, Inc. 1995 Warrant Reload Plan


(b)     Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SEITEL, INC.





Dated:   August 11, 1995           /s/ Paul A. Frame
                                   ---------------------
                                   Paul A. Frame
                                   President and Chief Executive Officer





Dated:   August 11, 1995           /s/ Debra D. Valice
                                   ---------------------
                                   Debra D. Valice
                                   Chief Financial Officer





Dated:   August 11, 1995           /s/ Marcia H. Kendrick
                                   ----------------------
                                   Marcia H. Kendrick
                                   Chief Accounting Officer

                                   EXHIBIT INDEX

10.1 Credit Agreement dated June 14, 1995, between DDD Energy, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, National Association, as a Bank and the Agent and Compass Bank- Houston, as a Bank

10.2 Promissory Note dated June 14, 1995, in the face amount of $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Bank One, Texas, National Association

10.3      Promissory   Note  dated  June  14,  1995,   in  the  face  amount  of
          $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Compass Bank- Houston

10.4 Guaranty dated June 14, 1995, by Seitel, Inc. in favor of Bank One, Texas, National Association, Individually and as Agent and Compass Bank-Houston, as a Bank

10.5 Security Agreement (Stock Pledge) dated June 14, 1995, by Seitel, Inc. in favor of Bank One, Texas, National Association, as Agent

10.6      Seitel, Inc. 1995 Shareholder Value Incentive Bonus Plan

10.7      Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan

10.8      Seitel, Inc. 1995 Warrant Reload Plan