Form 10-Q
period 1995-09-30
SEITEL INC
filed 1995-11-14
CIK 750813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                to                   .
                          ---------------   ------------------

Commission File Number 0-14488

                                  Seitel, Inc.
               (Exact name of registrant as specified in charter)

        Delaware                                              76-0025431
-------------------------------                     ---------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)

50 Briar Hollow Lane
West Building, 7th Floor
Houston, Texas                                      77027
--------------------------------                   -------
(Address of principal executive                  (Zip Code)
offices)

                                 (713) 627-1990
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

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

         As of November 13, 1995 there were 9,340,157 shares of the Company's common stock, par value $.01 per share, outstanding.

                                      INDEX



PART I. FINANCIAL INFORMATION                                              Page


        Item 1. Financial Statements

        Consolidated  Balance  Sheets as of
        September  30, 1995 and December 31, 1994 . . . . . . . . . . . . .  3

        Consolidated  Statements  of  Operations
        for  the  Three  Months  Ended September 30,
        1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

        Consolidated   Statements  of  Operations
        for  the  Nine  Months  Ended September 30,
        1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

        Consolidated  Statements  of  Stockholders'
        Equity for the Nine  Months Ended
        September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . .   6

        Consolidated  Statements  of  Cash  Flows
        for  the  Nine  Months  Ended  September 30,
        1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

        Notes to Consolidated Interim
        Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  8

        Item 2. Management's  Discussion and
        Analysis of Financial Condition and
        Results of Operations  . . . . . . . . . . . . . . . . . . . . . .   9

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . 12

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                (Unaudited)
                                                               September 30,               December 31,
                                                                   1995                        1994
                                                               -----------                 -----------

ASSETS

  Cash and equivalents                                            $    1,793                $    1,541
  Receivables
    Trade                                                             46,416                    37,098
    Notes and other                                                    1,299                       329
  Net data bank                                                      104,721                    95,801
  Net oil and gas properties                                          37,194                    21,389
  Net geophysical and other property and equipment                    10,054                    11,067
  Prepaid expenses, deferred charges and other assets                  2,896                     1,546
                                                                 -----------               -----------
TOTAL ASSETS                                                      $  204,373                $  168,771
                                                                 ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued liabilities                         $  34,829                $   32,649
  Income taxes payable                                                   202                       933
  Bank debt
    Lines of Credit                                                   26,624                     5,085
    Term Loan                                                          2,628                     3,231
  Notes Payable                                                          297                         -
  Obligations under capital leases                                     4,041                     5,088
  Subordinated debentures                                              2,024                     3,523
  Deferred contractor payable                                          6,395                     9,698
  Contingent payables                                                  2,512                     3,152
  Deferred income taxes                                                5,996                     3,502
  Deferred revenue                                                       400                       581
                                                                 -----------               -----------
TOTAL LIABILITIES                                                     85,948                    67,442
                                                                 -----------               -----------
CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
    5,000,000 shares; none issued                                          -                        -
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; issued and outstanding 9,336,905 and
    8,825,619 at September 30, 1995 and December 31, 1994,
    respectively                                                          93                        88
  Additional paid-in capital                                          84,117                    75,611
  Retained earnings                                                   35,754                    27,257
  Treasury stock, 414 shares at cost at September 30, 1995 and
    December 31, 1994                                                     (4)                       (4)
  Notes receivable from officers and employees                        (1,463)                   (1,551)
  Cumulative translation adjustment                                      (72)                      (72)
                                                                 -----------               -----------
TOTAL STOCKHOLDERS' EQUITY                                           118,425                   101,329
                                                                 -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  204,373                $  168,771
                                                                 ===========               ===========

                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                     1995                1994
                                                                 ------------        ------------

REVENUE                                                           $   20,757          $    18,789

EXPENSES:
  Depreciation, depletion and amortization                             5,926                6,142
  Cost of sales                                                        6,441                5,098
  Selling, general and administrative expenses                         4,311                3,521
  Net interest expense                                                   616                  840
                                                                 -----------         ------------
                                                                      17,294               15,601
                                                                 -----------         ------------

Income before provision for income taxes and
  extraordinary item                                                   3,463                3,188

Provision for income taxes                                             1,281                1,116
                                                                 -----------         ------------

Income before extraordinary item                                       2,182                2,072

Extraordinary charge on early extinguishment
  of debt, net income tax benefit of $163                                  -                 (304)
                                                                 -----------         ------------

NET INCOME                                                        $    2,182          $     1,768
                                                                 ===========         ============

Earnings per share:
  Primary:
    Income before extraordinary item                              $      .22          $       .25
    Extraordinary item                                                     -                 (.04)
                                                                 ===========         ============
    Net income                                                    $      .22          $       .21
                                                                 ===========         ============

  Assuming full dilution:
    Income before extraordinary item                              $      .22          $       .23
    Extraordinary item                                                     -                 (.03)
                                                                 ===========         ============
    Net income                                                    $      .22          $       .20
                                                                 ===========         ============

Weighted average number of common and common equivalent shares:
  Primary                                                              9,940                8,387
                                                                 ===========         ============
  Assuming full dilution                                              10,235                9,602
                                                                 ===========         ============



                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                Nine Months Ended September 30,
                                                                --------------------------------
                                                                    1995                1994
                                                                ------------        ------------
REVENUE                                                           $   66,450          $   47,540

EXPENSES:
  Depreciation, depletion and amortization                            20,404              18,963
  Cost of sales                                                       17,121               7,351
  Selling, general and administrative expenses                        13,101               9,681
  Net interest expense                                                 2,337               2,434
                                                                ------------        ------------
                                                                      52,963              38,429
                                                                ------------        ------------

Income before provision for income taxes and
  extraordinary item                                                  13,487               9,111

Provision for income taxes                                             4,990               3,189
                                                                ------------        ------------

Income before extraordinary item                                       8,497               5,922

Extraordinary charge on early extinguishment
    of debt, net of income tax benefit of $163                             -                (304)
                                                                ------------        ------------

NET INCOME                                                        $    8,497          $    5,618
                                                                ============        ============

Earnings per share:
  Primary
    Income before extraordinary item                              $      .86          $      .80
    Extraordinary item                                                     -                (.04)
                                                                ============        ============
    Net income                                                    $      .86          $      .76
                                                                ============        ============

  Assuming full dilution
    Income before extraordinary item                              $      .85          $      .72
    Extraordinary item                                                     -                (.03)
                                                                ============        ============
    Net income                                                    $      .85          $      .69
                                                                ============        ============

Weighted average number of common and common equivalent shares:
  Primary                                                              9,853               7,421
                                                                ============        ============
  Assuming full dilution                                              10,105               8,794
                                                                ============        ============


                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                               Notes
                                                                                                            Receivables
                                                  Common Stock     Additional               Treasury Stock     from      Cumulative
                                              ------------------    Paid-in    Retained   -----------------   Officers   Translation
                                               Shares    Amount     Capital    Earnings    Shares   Amount  & Employees  Adjustment
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1991                    5,438,250 $     55  $   22,555  $    8,741         - $      -  $        -  $        -

Proceeds from issuance of common stock           28,902        -         181           -         -        -           -           -
Sale of common stock through private offering   400,000        4       2,146           -         -        -      (2,150)          -
Cash dividends                                        -        -           -        (275)        -        -           -           -
Stock dividends                                 109,320        1         790        (791)        -        -           -           -
Foreign currency translation adjustment               -        -           -           -         -        -           -        (164)
Net income                                            -        -           -       4,550         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1992                    5,976,472       60      25,672      12,225         -        -      (2,150)       (164)

Proceeds from issuance of common stock           10,916        -          37           -         -        -           -           -
Payments received on notes receivable from
  officers and employees                              -        -           -           -      (414)      (4)        111           -
Foreign currency translation adjustment               -        -           -           -         -        -           -          79
Net income                                            -        -           -       5,717         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1993                    5,987,388       60      25,709      17,942      (414)      (4)     (2,039)        (85)

Sale of Common stock through public offering  1,061,200       11      31,906           -         -        -           -           -
Proceeds from issuance of common stock          770,364        7       7,280           -         -        -           -           -
Tax reduction from exercise of stock options          -        -       1,879           -         -        -           -           -
Conversions and exchanges of subordinated
  debentures                                  1,006,667       10       8,837           -         -        -           -           -
Payments received on notes receivable from
  officers and employees                              -        -           -           -         -        -         488           -
Foreign currency translation adjustment               -        -           -           -         -        -           -          13
Net income                                            -        -           -       9,315         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1994                    8,825,619       88      75,611      27,257      (414)      (4)     (1,551)        (72)

Proceeds from issuance of common stock          349,760        3       5,453           -         -        -           -           -
Tax reduction from exercise of stock options          -        -       1,670           -         -        -           -           -
Conversions and exchanges of subordinated
  debentures                                    161,526        2       1,383           -         -        -           -           -
Payments received on notes receivable from
  officers and employees                              -        -           -           -         -        -          88           -
Net income                                            -        -           -       8,497         -        -           -           -
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE SEPTEMBER 30, 1995 (Unaudited)        9,336,905 $     93  $   84,117  $   35,754      (414)$     (4)  $  (1,463)  $     (72)
                                              ========= ========  ==========  ==========  ======== ========  ==========  ==========




       The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                 Nine Months Ended September 30,
                                                                --------------------------------
                                                                    1995                1994
                                                                ------------        ------------
Cash flows from operating activities:
  Cash received from customers                                    $   55,547          $   38,602
  Cash paid to suppliers and employees                               (26,981)            (13,069)
  Interest paid                                                         (978)             (2,214)
  Interest received                                                       81                 167
  Income taxes paid                                                   (2,452)               (220)
                                                                ------------        ------------
    Net cash provided by operating activities                         25,217              23,266
                                                                ------------        ------------

Cash flows from investing activities:
  Cash invested in seismic data                                      (32,653)            (30,861)
  Cash invested in oil and gas properties                            (15,606)            (12,736)
  Cash paid to acquire property and equipment                           (935)               (478)
  Advances made to oil and gas joint venture partner                  (1,142)                  -
                                                                ------------        ------------
    Net cash used in investing activities                            (50,336)            (44,075)
                                                                ------------        ------------

Cash flows from financing activities:
  Borrowings under lines of credit agreements                         66,524              44,208
  Principal payments under lines of credit                           (44,985)            (55,271)
  Principal payments on term loan                                       (603)               (505)
  Principal payments on notes payable                                    (33)                  -
  Principal payments on capital lease obligations                     (1,057)               (327)
  Proceeds from issuance of common stock                               5,499              41,235
  Costs of debt and equity transactions                                  (62)             (2,080)
  Payments on receivables from officers and employees                     88                 474
                                                                ------------        ------------
    Net cash provided by financing activities                         25,371              27,734
                                                                ------------        ------------

Effect of exchange rate changes                                            -                   3
                                                                ------------        ------------
Net increase in cash and equivalents                                     252               6,928
Cash and cash equivalents at beginning of period                       1,541               1,759
                                                                ============        ============
Cash and cash equivalents at end of period                        $    1,793      $        8,687
                                                                ============        ============

Reconciliation of net income to net cash provided by operating activities:
Net income                                                        $    8,497      $        5,618
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization                            20,834              19,573
  Non-cash sales                                                      (1,404)             (2,775)
  Increase in receivables                                             (9,146)            (10,560)
  Increase in other assets                                            (1,683)               (764)
  Increase in other liabilities                                        8,119              12,174
                                                                ------------        ------------
    Total adjustments                                                 16,720              17,648
                                                                ============        ============
Net cash provided by operating activities                         $   25,217      $       23,266
                                                                ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 1995

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1994.

NOTE B-EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective periods, including common equivalent shares applicable to assumed exercise of stock options and warrants when such common stock equivalents are dilutive, and the Company's other potentially dilutive securities.

         Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                         Three Months Ended         Nine Months Ended
                                           September 30,               September 30,
                                       ---------------------      ---------------------
                                         1995         1994          1995         1994
                                       --------     --------      --------     --------

Net income as reported                 $  2,182     $  1,768      $  8,497     $  5,618
Interest eliminated on
  assumed conversion of 9%
  convertible subordinated
  debentures                                 24          137            72          441
                                       --------     --------      --------    ---------
Total income used for fully
  diluted earnings per share           $  2,206     $  1,905      $  8,569     $  6,059
                                       ========     ========      ========    =========

Weighted average number of
  common and common
  equivalent shares                       9,940        8,387         9,853        7,421
                                       ========     ========      ========    =========
Weighted average number of
  common shares-assuming
  full dilution                          10,235        9,602        10,105        8,794
                                       ========     ========      ========    =========

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

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the nine months ended September 30, 1995 and 1994, general and administrative costs of $628,000 and $524,000, respectively, have been capitalized to oil and gas properties. For the nine months ended September 30, 1995, interest costs of $543,000 have been capitalized to oil and gas properties.

NOTE E-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

          1. During the first nine months of 1995 and 1994, the Company issued 161,526 and 197,403 shares, respectively, of its common stock upon the conversion and exchange of $1,499,000 and $1,832,000, respectively, of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $95,000 and $128,000 during the first nine months of 1995 and 1994, respectively, have been charged to additional paid-in-capital.

          2. During the first nine months of 1995 and 1994, the Company licensed seismic data valued at $1,404,000 and $2,775,000, respectively, in exchange for the purchase of seismic data for its library.

          3. During the first nine months of 1995 and 1994, capital lease obligations totaling $10,000 and $5,517,000, respectively, were incurred when the Company entered into leases for property and equipment.

          4. During the first nine months of 1995, the Company acquired $330,000 of property and equipment by incurring a directly related note payable.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

         Total revenue increased 10% and 40% during the third quarter and first nine months of 1995, respectively, as compared to the third quarter and first nine months of 1994. Revenue primarily consists of revenue generated from three niche-energy businesses - seismic, exploration and production, and gas marketing. Seismic revenue was $16,001,000 for the third quarter of 1995 compared to $17,996,000 for the third quarter of 1994. This decrease in seismic revenue is primarily due to the Company's 3D seismic recording crew performing more work for the Company's oil and gas subsidiary during the third quarter of 1995 (for which no revenues are recognized) rather than for outside third parties. Seismic revenue for the nine months ended September 30, 1995, was $52,991,000 compared to $46,040,000 for the nine months ended September 30, 1994. This increase is attributable to increases in sales from both two-dimensional (2D) and three-dimensional (3D) seismic data. Oil and gas revenue increased from $381,000 during the third quarter of 1994 to $1,871,000 during the third quarter of 1995 and increased from $871,000 during the first nine months of 1994 to $3,631,000 during the first nine months of 1995. The increases in oil and gas revenue are due to more wells being on line in the 1995 periods as compared to the 1994 periods. At September 30, 1995, a total of 61 wells were producing as compared to a total of 12 wells at September 30, 1994.

Gas marketing revenue increased from $323,000 for the third quarter of 1994 to $2,884,000 for the third quarter of 1995 and increased from $513,000 for the nine months ended September 30, 1994 to $9,826,000 for the nine months ended September 30, 1995. These increases are due to the increased volume of business in this area.

         Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization decreased from $5,846,000 during the third quarter of 1994 to $5,149,000 during the third quarter of 1995 and increased from $18,027,000 to $18,529,000 for the first nine months of 1994 and 1995, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 44% and 48% for the third quarter of 1995 and 1994, respectively, and 44% and 48% for the first nine months of 1995 and 1994, respectively. These changes are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

         Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, oil and gas production, and gas marketing activities. The increase in cost of sales from $5,098,000 to $6,441,000 for the third quarter of 1994 and 1995, respectively, and from $7,351,000 to $17,121,000 for the first nine months of 1994 and 1995, respectively, is due to the Company's increasing volume of business in these areas. Revenues from these areas increased from $6,231,000, to $8,835,000 during the third quarter of 1994 and 1995, respectively, and increased from $9,033,000 to $23,621,000 during the first nine months of 1994 and 1995, respectively.

         The Company's selling, general and administrative expenses increased during the 1995 periods as compared to the 1994 periods primarily as a result of the addition of new employees, marketing expenses and incentive compensation directly related to the increased volume of business, as well as expenses related to the Company's expansions in the 3D seismic data, gas marketing, and oil and gas exploration and production areas. As a percentage of total revenue, these expenses were 21% and 20% for the third quarter of 1995 and for the first nine months of 1995, respectively, and were 19% and 20% for the third quarter of 1994, and for the first nine months of 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company filed a registration statement on Form S-3 (the "Shelf Registration Statement") in June 1994 to offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock, par value $0.01 per share, and (iii) common stock, par value $.01 per share, or any combination of the foregoing, at an aggregate initial offering price not to exceed $75,000,000. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on June 30, 1994. In August, 1994, the Company completed a public offering of 1,061,200 shares of its common stock priced at $32 per share pursuant to the Shelf Registration Statement. The net proceeds from the offering (after underwriting commission and offering expenses) totaled $31,917,000. After this sale of common stock at an initial aggregate offering price of $33,958,400, the Company may offer additional securities in the future for up to an aggregate initial offering price of $41,041,600 pursuant to the Shelf Registration Statement.

         On May 4, 1995, the Company increased its revolving line of credit to $25,000,000, added a LIBOR interest rate option and extended the maturity. The increased revolving line of credit bears interest at the prevailing prime rate or LIBOR plus 2% (the "LIBOR rate"), is collateralized by both accounts receivable and the seismic data library and is available for general corporate purposes. The Company may borrow up to $10,000,000 on the revolving line of credit based on seismic data library collateral and up to $25,000,000 based on accounts receivable collateral, the total of which cannot exceed $25,000,000. The banking facility was effective as of December 31, 1994, and matures June 1, 1997. The balance outstanding on the revolving line of credit amounted to $21,500,000 at November 13, 1995, of which $13,500,000 is borrowed at the LIBOR rate of 7.8125%, $3,500,000 is borrowed at the LIBOR rate of $7.84375%, and $4,500,000 is borrowed at the LIBOR rate of 7.875%. The banking facility imposes certain financial covenants upon the Company which include covenants relating to leverage, net worth and working capital, as well as certain restrictions on dividends, liens, additional debt or lease obligations and the acquisition or disposition of major assets. Such covenants are not anticipated to restrict the Company's ability to borrow funds under the facility.

         On June 14, 1995, DDD Energy, Inc. ("DDD Energy"), a wholly-owned subsidiary of the Company, received a loan facility from the Company's banks. Under the terms of this facility, DDD Energy has a reducing revolving line of credit, the amount of which is determined by the banks' semi-annual review of DDD Energy's oil and gas reserves securing the facility. The master note amount pursuant to the facility is $75,000,000, but amounts outstanding under the facility are limited to the oil and gas reserve borrowing base, and are subject to interest, at the Company's option, at either the prevailing prime rate or LIBOR plus 2% (the "LIBOR rate"). The borrowing base, determined as of September 1, 1995, amounted to $8,400,000, reducing by $160,000 per month beginning October 1, 1995. The balance outstanding on the reducing revolving line of credit amounted to $8,080,000 at November 13, 1995, and is borrowed at the LIBOR rate of 7.875%. Funds available under the facility will be used to repay advances from the Company and for reserve acquisitions and development drilling. The facility matures on June 1, 1997 and is guaranteed by the Company.

         On July 15, 1993, a wholly-owned subsidiary of the Company obtained a $4,300,000, five year term loan bearing interest at the rate of 7.61% for the purchase of a 3D seismic recording system. The debt is secured by such equipment. Monthly principal and interest payments began on August 1, 1993. The balance outstanding on the term loan at November 13, 1995, was $2,489,000.

         From January 1, 1995 through November 13, 1995, the Company received $5,515,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with the warrant and option exercises, the Company will also receive approximately $1,670,000 in tax savings.

         In October 1994, the Company called for redemption of its 12-1/2% subordinated debentures, thereby eliminating future interest and sinking fund payments. The Company's 9% convertible debentures, amounting to $2,009,000 at November 9, 1995, require semi-annual interest payments (March 31 and September
30) and, beginning March 31, 1997, annual sinking fund payments equal to 10% of the principal amount of the debentures then outstanding.

         During 1994 and 1995, the Company entered into capital leases which relate to the purchase of a second 3D seismic recording system and seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $3,919,000 at November 13, 1995.

         The Company has entered into payment arrangements with one of its contractors for seismic acquisition services which require the Company to make payments only when sales on the related seismic project are collected (contingent payables), or allow the Company to make payments as sales of related seismic projects are collected until July 1, 1996, at which time any outstanding balance would be due (deferred contractor payable). In connection with these arrangements, the Company had $1,266,000 in receivables at September 30, 1995, which will be paid to the contractor upon collection. Accordingly, the same amount, $1,266,000, was included in the Company's regular accounts payable. The Company has a verbal payment arrangement with the contractor on certain other seismic acquisition projects pursuant to which payments to the contractor are made only when sales of the related seismic projects are collected. At September 30, 1995, accounts receivable included $1,100,000 dedicated to payment pursuant to this verbal arrangement, while regular accounts payable included the full balance due the contractor of $8,076,000. Amounts owed to this contractor bear interest at the prime rate or the prime rate plus 1%, except for contingent payables which bear no interest. Management anticipates that sales from these projects will pay in full the amounts owed to the contractor.

         During the first nine months of 1995, cash from operations, bank borrowings and proceeds from the exercise of common stock purchase warrants and options funded the third party seismic data creation costs borne by the Company and oil and gas exploration and development costs, as well as taxes, interest expenses, cost of sales and general and administrative expenses. The Company believes its revenues from operating sources and proceeds from the exercise of warrants and options, combined with its available lines of credit, should be sufficient to fund all of its internal operations and related capital expenditures for 1995. To the extent these sources are not sufficient to cover the Company's expenses, it would be necessary for the Company to arrange for additional debt or equity financing. There can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1. Legal Proceedings.
--------------------------

There have been no material  developments in the legal  proceedings  reported in
Item 1. of the Company's 10-Q for the quarter ended June 30, 1995.

Items 2., 3., and 5.   Not applicable.
-------------------

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         The Company's Annual Meeting of Stockholders was held on July 18, 1995. Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1.    The election of eight directors to serve until the 1995 Annual Meeting.

      Name                         No. of Votes For        No. of Votes Withheld
      --------------------      --------------------       ---------------------

      Paul A. Frame                  8,271,622                    58,158
      Horace A. Calvert              8,270,624                    59,156
      Herbert M. Pearlman            8,223,022                   106,758
      David S. Lawi                  8,224,023                   105,757
      James C. Rives, Jr.            8,271,624                    58,156
      William Lerner                 8,224,024                   105,756
      Walter M. Craig, Jr.           8,224,124                   105,656
      John E. Stieglitz              8,224,124                   105,656

2.    Approval of the Seitel, Inc. 1995 Shareholder Value Incentive Bonus Plan.

       No. of Votes For         No. of Votes Against      No. of Votes Abstained
      --------------------     ------------------------   ----------------------
          5,758,710                     70,662                    36,598

3. Approval of certain amendments to the Seitel, Inc. 1993 Incentive Stock Option Plan.

       No. of Votes For         No. of Votes Against      No. of Votes Abstained
      --------------------     ------------------------   ----------------------
          6,561,667                  1,702,025                    66,088

4.    Approval  of the  appointment  of the  public  accounting  firm of  Arthur
      Andersen LLP to act as the Company's independent Certified Public Accountants for the year of 1995.

       No. of Votes For         No. of Votes Against      No. of Votes Abstained
      --------------------     ------------------------   ----------------------
          8,282,324                     22,922                    24,534

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)    10.1    First  Amendment  to  Restated  Credit  and  Security   Agreement
               effective as of September 14, 1995 among the Company, Seitel Data
               Corp. (Company's  wholly-owned  subsidiary),  Seitel Geophysical,
               Inc. (Company's wholly-owned  subsidiary),  Seitel Offshore Corp.
               (Company's  wholly-owned  subsidiary),   Exsol,  Inc.  (Company's
               wholly-owned   subsidiary),   and  Bank   One,   Texas   National
               Association and Compass Bank - Houston


(b)            Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SEITEL, INC.



Dated:   November 13, 1995            /s/ Paul A. Frame
                                      -----------------------
                                      Paul A. Frame
                                      President and Chief Executive Officer





Dated:   November 13, 1995            /s/ Debra D. Valice
                                      -----------------------
                                      Debra D. Valice
                                      Chief Financial Officer





Dated:   November 13, 1995            /s/ Marcia H. Kendrick
                                      -----------------------
                                      Marcia H. Kendrick
                                      Chief Accounting Officer

                               EXHIBIT INDEX

10.1 First Amendment to Restated Credit and Security Agreement effective as of September 14, 1995 among the Company, Seitel Data Corp. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Offshore Corp. (Company's wholly-owned subsidiary), and Exsol, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas National Association and Compass Bank
          - Houston

27        Financial Data Schedule for the third quarter of 1995.