Form 10-K
period 1995-12-31
SEITEL INC
filed 1996-04-01
CIK 750813

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 1995 [Fee Required]

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period to
       ---------------------------     --------------------------

Commission File No. 0-14488
                                  SEITEL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       76-0025431
- ------------------------------------               -----------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)
 50 Briar Hollow Lane, West 7th Floor
 Houston,  Texas                                            77027
- -------------------------------------              -----------------------
(Address  of  principal  executive  offices)              (Zip Code)
Registrant's  telephone  number  including area code (713) 627-1990
                                                     ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
       Title of Each Class                           on Which Registered
- -------------------------------------               ---------------------
 Common Stock, Par Value $.01                             New York
 9% Convertible Debentures                                New York

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ---------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 1996 was approximately $249,131,328 For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $27.50 and there were a total of 9,652,186 shares of Common Stock outstanding.

                  Documents Incorporated by Reference:

                  Document                                    Part
                  ------------------------------              ----
                  Definitive Proxy Statement for               III
                  1996 Annual Stockholders Meeting

ITEM 1.  BUSINESS
- -----------------


General
- -------
         Seitel, Inc. (the "Company") is a leading provider of seismic data and corollary geophysical technology used in petroleum exploration and production. The Company sells its proprietary information-technology to petroleum companies either for cash or in exchange for working equity-interests in exploration, development and ownership of natural gas and crude oil reserves. See Note O to the Company's Consolidated Financial Statements for financial information relating to industry segments.

Seismic Operations
- ------------------

         Since its inception in 1982, the Company has been engaged in the development of a proprietary library of seismic data, created by both the Company and others. The Company's seismic data library is owned and marketed by Seitel Data, Ltd., a Texas limited partnership of which wholly-owned Seitel subsidiaries constitute all of the limited and general partners. Seitel Data, Ltd. markets the data library, which consists of both two-dimensional ("2D") and three-dimensional ("3D") data, to oil and gas companies under license agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological structures are principal techniques used in oil and gas exploration and development to determine the existence and location of subsurface hydrocarbons.

         In 1995, over 300 different petroleum companies entered into seismic data license agreements with the Company. At December 31, 1995, the Company owned approximately 880,000 linear miles of 2D and more than 5,000 square miles of 3D seismic data which it maintained in its library, constituting the second largest seismic data base marketed publicly in North America. While the majority of the seismic surveys cover onshore and offshore the U.S. Gulf Coast, the Company's data bases extend to virtually every major domestic exploration and development region and 32 foreign countries.

         The Company's marketing team of 20 seismic sales specialists markets data from its library and the creation of new seismic surveys. The Company's marketing philosophy is that seismic data, like most other products, must be sold aggressively as opposed to waiting passively for customer purchases. The marketing team monitors petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis to maximize seismic sales opportunities.

         The Company's 20 member staff of geotechnical professionals, who have in excess of 400 years of collective geophysical experience, assist the marketing team by helping clients evaluate their respective seismic requirements, designing data creation programs to meet market demand, and supervising the reprocessing of data in the Company's library to enhance future resales.

         The Company strives to maximize its resales of seismic data, which require minimal incremental cash outlays by the Company and, in turn, can generate both strong profits and cash flow. In addition to aggressive marketing and periodic data-reprocessing refinements, the Company supplements its existing seismic library by the acquisition of additional data.

         Through its wholly-owned subsidiary Seitel Geophysical, Inc., the Company conducts advanced 3D land seismic crew operations. The Company operates two 1500 channel state-of-the-art telemetric systems, which the Company believes to be among the largest and fastest real-time systems of their kind in operation today. These systems enable the Company to efficiently record complex 3D surveys in the difficult marsh/swamp and transition-zone areas onshore the Gulf Coast where the Company's data creation activities are concentrated. Most seismic recording equipment use cables to transmit data and do not operate as efficiently in wetland areas as telemetric systems, which use radio signals for data transmission.

         Three-dimensional seismic data provide a graphic geophysical depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data which present a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of subsurface hydrocarbons. The proper use of 3D surveys can significantly increase drilling success rates and reduce the occurrence of costly dry holes and, correspondingly, significantly lower exploration and development finding costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data, particularly for onshore data. As a result, 2D data remain economically more efficient for preliminary, broad-scale exploration evaluation and to determine the location for 3D surveys. Also, the best way to design a 3D survey is from 2D data grids of the respective area. The 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential.

         The Company conducts onshore data creation activities in three ways. It performs "group-shoot" programs, under which several petroleum companies share in the expense of a survey and thereby materially reduce their respective cost of the survey. In a group-shoot survey, the Company retains ownership of the data created and markets licenses to use the data both to the group-shoot participants and subsequently to others who make selections after the data are added to the Company's library. (Seismic data cannot be transferred by a licensee to another party; each individual user must purchase a respective license.) The Company also conducts proprietary creation programs for individual petroleum companies, under which the Company receives revenue for creating a seismic survey, the ownership of which is retained by the petroleum company contracting for the survey. Seismic surveys also are conducted for the Company's wholly-owned petroleum exploration and production subsidiary, DDD Energy, Inc. ("DDD Energy"). The DDD Energy 3D surveys are intended to assist participation in petroleum exploration and development, whereby DDD Energy's ownership interest in any resultant production will be accounted for as "oil and gas" revenues and reserves. Surveys conducted for DDD Energy constitute intercompany transactions and the Company does not record seismic revenue for those projects.

         The Company contracts with selected marine seismic companies to conduct offshore 3D seismic data surveys due to the cost inherent in operating advanced seismic vessels. The Company's 3D marine activities are concentrated on group-shoot programs in the Gulf of Mexico. The Company's extensive in-house geophysical team designs the offshore surveys and supervises the marine contractor utilized to shoot the actual survey.

         The Company has developed fully-integrated 3D technology and operations, which extend from its expansive 2D seismic library from which to best design the parameters for 3D surveys, state-of-the-art land seismic recording systems and crews specifically to conduct 3D surveys, a processing center and proprietary computer technology coupled with extensive geophysical application expertise to effectively interpret 3D data. The Company's processing and interpretation technology and operations are utilized exclusively by DDD Energy to provide optimum quality control and confidentiality for the exploration and production programs in which DDD Energy participates.

Oil and Gas Exploration and Production Operations
- -------------------------------------------------

         The Company formed DDD Energy, Inc., a wholly-owned subsidiary, in March 1993 to participate directly in petroleum exploration, development and ownership of hydrocarbon reserves through partnering relationships with oil and gas companies, whereby the Company exchanges its proprietary seismic technology for working interests. The Company's strategy is to combine its 3D and 2D seismic resources and related geophysical technologies with the land position and geology, engineering and drilling expertise of selected petroleum producers in exploration and development programs. The Company believes that this combination will result in higher drilling success rates, thereby allowing the Company to participate in oil and gas exploration and development on a relatively low cost/low risk basis, and to build an asset base of oil and gas reserves which complement its seismic data library.

         During 1995, DDD Energy entered into and maintained cost and revenue-sharing relationships with more than 80 petroleum companies and, in doing  so,  has  received  the  benefit  of  these  petroleum  companies'  land, geological, engineering and drilling staffs. Approximately 200 qualified exploration and development prospects have been identified, located primarily onshore Texas and Louisiana, and also onshore Alabama, Mississippi and Arkansas. DDD Energy's working interest in these prospects averages approximately 25%.

         Since inception, DDD Energy has participated in the drilling of 112 wells, 78 of which have been completed for a 70% success rate. Most of the larger size wells completed, in terms of proved reserves and resultant production, did not come on line commercially until the latter part of 1995 and during the first quarter of 1996. As a result, the Company believes its revenue and cash flow from production should increase throughout 1996, as should proved reserves. Since the beginning of 1994, the Company has conducted, or is in the process of conducting, in excess of 1,000 square miles of 3D seismic surveys, covering over 250,000 gross acres, for DDD Energy and its partners. The majority of well locations pinpointed by those surveys, including most of the larger prospects, should be drilled in 1996-1998.

Customers
- ---------

         During each of 1995, 1994 and 1993, the Company's seismic data customers consisted of more than 300 oil and gas companies. No one customer accounted for as much as 10% of the Company's revenues during the years 1995, 1994 or 1993. As a result, the Company does not believe that the loss of any customer would have a material adverse impact on its seismic business. The Company believes the size of its customer base is due to its seismic technology and capabilities and the increasing size of its data-library base.

Competition
- -----------

         The creation and resale of seismic data are highly competitive in the United States. There are a number of independent oil-service companies that create and market seismic data, and numerous oil and gas companies create seismic data and maintain their own seismic data banks. Some of the Company's competitors have longer operating histories, greater financial resources and larger sales volumes than the Company. However, the number of independent seismic companies has decreased significantly during the last eight years due to difficult industry conditions. At the same time, oil and gas companies have reduced their internal geophysical staffs and have out-sourced more for services such as seismic data.

         The  Company  believes  it  can  compete   favorably   because  of  the
expansiveness of its data-library base, the expertise of its marketing staff, the technical proficiency and exploration experience of its geotechnical staff and the state-of-the-art technology of its seismic recording crews. These resources enable the Company to provide high-quality service and to create and market high-grade data.

         In the exploration for and development of natural gas and crude oil reserves, the Company believes it can participate effectively because of its fully-integrated seismic resources and corollary geophysical expertise combined with the geological and engineering experience and land positions of the Company's petroleum company partners.

Seasonality
- -----------

         Historically, the Company's seismic data revenues are highest in the fourth quarter, primarily because this coincides with the year-end budgetary periods of the Company's customers and is therefore a time when they make a disproportionate amount of expenditures for purchases of library data. Accordingly, the Company's seismic revenues and profits are typically higher in the fourth quarter. However, due to certain seismic sales not closing by December 31, 1995, as anticipated, revenues were not higher in the fourth quarter of 1995. See Note P to the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to the foregoing, certain weather-related events may delay the Company's data creation operations during any given year.

Discontinued Operations
- -----------------------

         On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations, operated as a wholly-owned subsidiary, Seitel Gas & Energy Corp. The Company decided to refocus and concentrate on its higher margin seismic technology operations and related petroleum exploration and production operations in order to maximize profitability and growth opportunities. Accordingly, the Company's financial statements have been restated to reflect the discontinued operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note L to the Company's Consolidated Financial Statements for further information related to the discontinued operations.

Employees
- ---------

         As of December 31, 1995, the Company and its subsidiaries had 74 full-time employees related to its continuing operations, and three employees who devote part of their time to the Company who are also officers of other corporations. Of these employees, 53 are related to the seismic operations and six are related to the oil and gas operations. In addition, as of December 31, 1995, the Company had eight employees related to its now discontinued gas marketing operations. None of the Company's employees are covered by collective bargaining agreements. The Company believes it has a favorable relationship with its employees. The Company has employment contracts with five of its senior corporate executives.

Other
- -----

         The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

ITEM 2.  PROPERTIES
- -------------------

         The Company's wholly-owned subsidiary Seitel Geophysical, Inc., owns two 1500-channel telemetric seismic data acquisition systems which are used in the creation of 3D seismic data.

         The Company, through its wholly-owned subsidiary DDD Energy, participates in oil and gas exploration and development efforts. The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 1995. All of the wells are operated by the Company's petroleum company partners.

          Gross Wells    Net Wells
          -----------    ---------
Oil           23            4.75
Gas           52           11.47

         The following table sets forth the number of net wells drilled in the last three fiscal years in which the Company participated.

                              Exploratory                     Development
                       ----------------------------  ---------------------------
                       Productive   Dry      Total   Productive    Dry     Total
                       ----------  -----    -------  ----------   ----     -----
1995
- ----
Texas                     4.45      1.54      5.99      1.49      1.08      2.57
Alabama                     --       .21       .21        --        --        --
Mississippi                .51       .31       .82        --       .60       .60
Louisiana                  .27       .96      1.23       .24       .24       .48
Arkansas                    --       .12       .12        --        --        --

1994
- ----
Texas                     2.44       .94      3.38      1.74       .24      1.98
Alabama                     --        --        --        --       .05       .05
Mississippi                .43       .31       .74        --        --        --

1993
- ----
Texas                      .50        --       .50        --        --        --
Alabama                    .03        --       .03        --        --        --

         As of December 31, 1995, the Company was participating in the drilling of one gross and .16 net well.

         The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1995. The table does not include additional acreage which the Company may earn upon completion of pending 3D seismic data projects.

                      Developed Acres               Undeveloped Acres
                 ---------------------------   ----------------------------
                    Gross           Net           Gross            Net
                 ------------   -------------  -------------   ------------
Texas                 13,856           3,543         71,460         16,159
Louisiana                920             178         57,762         13,005
Alabama                  160               5          4,051          1,181
Mississippi            2,280             289          8,764          7,317
Arkansas                  --              --          7,120            846
                 ------------   -------------  -------------   ------------
Total                 17,216           4,015        149,157         38,508
                 ============   =============  =============   ============

         The following table describes for each of the last three fiscal years, crude oil (including condensate and natural gas liquids) and natural gas production for the Company, average production costs and average sales prices. All such production comes from the U.S. Gulf Coast region. The Company has not filed any different estimates of its December 31, 1995 reserves with any federal agencies.

                          Net Production                     Average Sales Price
                      ---------------------     Average     --------------------
Year Ended                 Oil       Gas       Production       Oil         Gas
December 31,             (Mbbls)   (Mmcf)     Cost per Mcfe    (Bbls)      (Mcf)
- -----------           ---------------------   ------------- --------------------
   1995                    193      1,170        $ .66       $ 13.85      $ 1.55
   1994                     54        268          .53         12.32        1.76
   1993                     27         97          .44         11.32        2.09

         For estimates of the Company's net proved and proved developed oil and gas reserves as of December 31, 1995, see Note Q to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

         On May 25, 1995, Seitel Geophysical, Inc. ("SGI"), a wholly-owned subsidiary of the Company, filed suit in United States District Court for the Eastern District of Louisiana against Greenhill Petroleum Corporation ("Greenhill") for breach of contract. SGI is seeking to recover approximately $1.4 million owed by Greenhill to SGI for seismic data acquisition services provided to Greenhill by SGI in 1994 in connection with a 3D seismic data shoot in southern Louisiana. Greenhill has answered in this suit by generally denying SGI's allegations and by asserting counterclaims against SGI of approximately $1 million and unspecified punitive damages. To date, Greenhill has paid SGI in excess of $7 million under the contract at issue, and SGI has provided the seismic data acquired pursuant to the contract to Greenhill. Active discovery is currently ongoing and this case is set for trial during the week of May 13, 1996. While the outcome of this litigation cannot be predicted with certainty at this stage, the Company believes it will prevail on its claims against Greenhill and Greenhill's counterclaims are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

         NONE

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
- ---------------------------------------------------------

         The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 1995 and 1994 as reported by the New York Stock Exchange.

                                           1995                     1994
                                ------------------------------------------------
                                    High         Low         High          Low
                                ------------------------------------------------
     First Quarter                 33-1/2       18-7/8       26-1/2       13-3/8
     Second Quarter                34-3/4         27         33-3/8       19-3/8
     Third Quarter                 31-1/4       23-7/8         37         24-1/4
     Fourth Quarter                35-1/2       23-3/4       30-1/2         20

         On March 28, 1996, the closing price for the Common Stock was $27.50. To the best of the Company's knowledge, there are approximately 1,340 record holders of the Company's Common Stock as of March 28, 1996.

Dividend Policy
- ---------------

         The Company did not pay cash dividends during 1994 or 1995, and it intends to retain future earnings in order to provide funds for use in the operation and expansion of its business. Because the payment of dividends is dependent upon earnings, capital requirements, financial conditions, any required consents of lenders and other factors, there is no assurance that dividends, whether in the form of stock or cash, will be paid in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
- ---------------------------------------------
         (in thousands, except per share data)

         The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof. Amounts in 1994 and 1993 have been restated to reflect the effects of the discontinued operations.


                                                                                     Year Ended December 31,
                                                             -----------------------------------------------------------------------
Statement of Operations Data:                                  1995            1994            1993            1992           1991
                                                             --------        --------        --------        --------       --------
Revenue                                                      $ 74,439        $ 70,902        $ 43,456        $ 28,354       $ 24,463

Expenses and costs:

  Depreciation, depletion and amortization                     26,872          27,181          19,852          13,486          9,165
  Cost of sales                                                13,071          10,499           3,202             506            428
  Selling, general and administrative                          15,393          14,672           9,132           6,412          4,977
  Net interest expense                                          3,078           3,198           2,126           1,470            787
                                                             --------        --------        --------        --------       --------
    Total expenses and costs                                   58,414          55,550          34,312          21,874         15,357

Income from continuing operations
  before provision for income
  taxes, extraordinary item and change in
  accounting principle                                         16,025          15,352           9,144           6,480          9,106

Provision for income taxes                                      5,898           5,681           3,328           2,134          3,096
                                                             --------        --------        --------        --------       --------
Income from continuing operations
  before extraordinary item and
  change in accounting principle                               10,127           9,671           5,816           4,346          6,010

Loss from discounted operations,
  net of tax                                                   (1,196)            (52)            (99)             --             --
Loss on disposal of discontinued
  operations, net of tax                                         (252)             --              --              --             --
                                                             --------        --------        --------        --------       --------
Income before extraordinary item
  and change in accounting principle                            8,679           9,619           5,717           4,346          6,010
Extraordinary charge on early
 extinguishment of debt, net of tax                                --            (304)             --              --             --
Cumulative effect on prior years of
 change in accounting principle                                    --              --              --             204             --
                                                             --------        --------        --------        --------       --------

Net income                                                   $  8,679        $  9,315        $  5,717        $  4,550       $  6,010
                                                             ========        ========        ========        ========       ========



                                                                                        Year Ended December 31,
                                                                    ----------------------------------------------------------------
Statement of Operations Data:                                         1995          1994          1993         1992           1991
                                                                    ---------     ---------     ---------    ---------     ---------
Earnings per share:
 Primary:
  Income from continuing operations
    before extraordinary item and
    change in accounting principle                                 $     1.03    $     1.24    $      .93   $      .76    $     1.13
  Discontinued operations                                                (.15)         (.01)         (.01)          --            --
  Extraordinary item                                                       --          (.04)           --           --            --
  Change in accounting principle                                           --            --            --          .04            --
                                                                    ---------     ---------     ---------    ---------     ---------
  Net income                                                       $      .88    $     1.19    $      .92   $      .80    $     1.13
                                                                    =========     =========     =========    =========     =========

Assuming full dilution:
   Income from continuing operations
 before extraordinary item and
    change in accounting principle                                 $      .99    $     1.11    $      .83   $      .72    $     1.13
  Discontinued operations                                                (.14)         (.01)         (.01)          --            --
  Extraordinary item                                                       --          (.03)           --           --            --
  Change in accounting principle                                           --            --            --          .03            --
                                                                    ---------     ---------     ---------    ---------     ---------
  Net income                                                       $      .85    $     1.07    $      .82   $      .75    $     1.13
                                                                    =========     =========     =========    =========     =========

Weighted average shares
 - Primary                                                              9,872         7,800         6,893        5,713         5,305
 - Assuming full dilution                                              10,358         9,001         8,279        7,645         5,305

Cash dividends per share                                           $       --    $       --    $       --   $      .05    $      .10


                                                                                           As of December 31,
                                                                    ----------------------------------------------------------------
Balance Sheet Data:                                                    1995         1994          1993         1992          1991
                                                                    ---------     ---------     ---------    ---------     ---------

Data bank, net                                                     $  105,369    $   95,801    $   58,583   $   55,278    $   40,432

Oil and gas properties, net                                            42,424        21,389         4,811           --            --

Property and equipment, net                                            10,126        11,035         6,985          698           335

Total assets                                                          209,567       166,769        92,554       73,136        52,042

Total debt                                                             57,560        11,839        31,866       26,746        11,471

Stockholders' equity                                                  120,378       101,329        41,583       35,643        31,350

Stockholders' equity per common share
 outstanding at December 31                                        $   12.76     $    11.48    $     6.95   $     5.96    $     5.65

Common shares outstanding at
 December 31                                                           9,437          8,826         5,987        5,976         5,548


 Note: All number of shares and per share amounts have been restated to give retroactive effect to the four 1% stock dividends in March, June, September and December 1991, and the two 1% stock dividends in March and June, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------

Introduction
- ------------

         The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percent change in the dollar amount of such items from period to period.

                                                                            Percentage of                       Percentage of
                                                                            Total Revenues                    Increase (Decrease)
                                                                        Year Ended December 31,            Years Ended December 31,
                                                                  ------------------------------------     ------------------------
                                                                                                              1995          1994
                                                                                                               vs.           vs.
                                                                    1995          1994         1993           1994          1993
                                                                  --------      --------      -------       --------      --------
Revenue:
  Seismic                                                               94%           98%          97%             *<F1>        66%
  Oil and Gas                                                            6%            2%           1%          299%            94%
  Other                                                                  *<F1>         *<F1>        2%          (71%)          (87%)
                                                                  --------      --------      -------
    Total revenue                                                      100%          100%         100%            5%            63%
Expenses and costs:
  Depreciation, depletion and amortization                              36%           38%          46%           (1%)           37%
  Cost of sales                                                         17%           15%           7%           24%           228%
  Selling, general and administrative                                   21%           21%          21%            5%            61%
  Net interest                                                           4%            4%           5%           (4%)           50%
                                                                  --------      --------      -------
    Total expenses and costs                                            78%           78%          79%            5%            62%

Provision for income taxes                                               8%            8%           8%            4%            71%
                                                                  --------      --------      -------
Income from continuing operations                                       14%           14%          13%            5%            66%
                                                                  ========      ========      =======



<F1> * Less than 1%

Results of Operations
- ---------------------

         Total revenue was  $74,439,000,  $70,902,000  and  $43,456,000 in 1995,
1994 and 1993, respectively, representing increases of 5% from 1994 to 1995 and 63% from 1993 to 1994. Revenue primarily consists of revenue generated from the seismic business and oil and gas production.

         Seismic revenue was $69,598,000,  $69,579,000,  and $41,913,000  during
1995, 1994, and 1993, respectively. The slight increase in seismic revenue between 1995 and 1994 primarily resulted from an increase in revenue generated from the licensing of seismic data currently in the Company's library, which was offset by a decrease in revenue generated from the creation of new seismic data. During 1995, the Company's focus was more on generating revenue from data that had been recently added to the library (both onshore and offshore 3D seismic data) than on the creation of new data. The increase of $27,666,000 in seismic revenue from 1993 to 1994 is primarily due to increased demand for 3D seismic surveys and the increased size of the Company's 2D and 3D data library available for licensing. The Company believes the demand for its seismic data remains strong due to several factors: large integrated oil and gas companies have reduced internal seismic data crew staffs and are using outside sources to provide more of these services; the majority of the Company's seismic data is located in the Gulf Coast region, which continues to be of particular interest to the oil and gas industry; and the high quality of the Company's seismic data. Additionally, management believes that the Company's 2D data library will continue to generate significant revenue because 2D data is less expensive than 3D and 2D data is the most cost-efficient means to preliminarily identify exploration and development leads, which are then best evaluated with 3D data.

         Oil and gas revenue was  $4,806,000,  $1,204,000  and  $621,000  during
1995, 1994 and 1993, respectively. The increases in oil and gas revenue are due to more wells coming on line in 1994 and 1995. The first year of oil and gas operations for the Company was 1993. Since then, the Company has steadily increased its exploration and development efforts resulting in the number of wells producing as of December 31, 1993 to increase from one to 23 at December 31, 1994 and to 68 at December 31, 1995. Net production of oil and gas has increased from 27,000 barrels and 97 million cubic feet (mmcf) for the year ended December 31, 1993 to 54,000 barrels and 268 mmcf for the year ended
December 31, 1994, and 193,000 barrels and 1,170 mmcf for the year ended December 31, 1995. Most of the larger size wells completed, in terms of proved reserves, did not come on line commercially until the latter part of 1995 and during the first quarter of 1996. As a result, the Company believes its oil and gas revenue should increase progressively during 1996.

         Depreciation, depletion and amortization consist primarily of data bank amortization. Data bank amortization amounted to $23,852,000, $25,777,000, and $19,069,000 for the years ended December 31, 1995, 1994 and 1993, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 45%, 46% and 52% for 1995, 1994 and 1993, respectively. These changes between years are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream. The costs of the Company's proprietary seismic data are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenues. Revenue is expected to be more evenly received over the lives of existing seismic data libraries purchased by the Company. Accordingly, the Company amortizes the cash invested in purchases of existing seismic data libraries evenly over ten years.

         Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data are amortized within five years of inception for 2D seismic data and within seven years of inception for 3D data, and the final 10% is amortized on a straight-line basis over fifteen years. Under these guidelines, costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value for each seismic data program is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value. Other than adjustments to comply with the annual amortization guidelines, there have been no material write-downs.

         Trends in the Company's (and its industry's) seismic revenue are evaluated and results are used in estimating future revenue expected to be received on each seismic data program. Pricing of seismic data is significant when it indicates a revision to estimated future revenue. During periods of downturn, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and liquidity and operating results to decline. If the Company perceives an impairment in value due to reduced, or a lack of, estimated future revenue, a write-down of the asset is recognized. In periods of upturn, the opposite may occur, except, however, that prior write-downs are not reversed. Even though the price of gas was depressed at times during 1995 and spiked during the severe cold weather experienced in the fourth quarter of 1995, the prevailing outlook is that prices will be generally stable, and that demand will continue to increase. Accordingly, management believes that the economic outlook for the Company is stable and the possibility for significant improvement exists.

         Costs of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, oil and gas production and, in 1993, geophysical technology services. The increase in cost of sales from $3,202,000 to $10,499,00 from 1993 to 1994 is attributable to the Company having a full year of operations related to acquisition of seismic data for non-affiliated parties and oil and gas production. The increase in cost of sales from $10,499,000 to $13,071,000 from 1994 to 1995 is due to the Company's increasing volume of business in these areas. Revenues from these areas increased from $5,222,000 in 1993 to $14,033,000 in 1994 to $19,773,000 in
1995. Gross profit margin related to the acquisition of seismic data for non-affiliated parties was 22%, 20% and 30% for 1995, 1994 and 1993, respectively. Gross profit margin related to oil and gas production was 67%, 72% and 80% for 1995, 1994 and 1993, respectively.

         The Company's selling, general and administrative expenses increased from $9,132,000 in 1993 and $14,672,000 in 1994 to $15,393,000 in 1995. The
increase for each year was primarily a result of the addition of new employees, marketing expenses and incentive compensation directly related to the increased volume of business, as well as expenses related to the Company's expansions into the 3D seismic recording and crew operation and oil and gas exploration and production areas. As a percentage of total revenue, these expenses were 21% in 1993,1994 and 1995.

         The Company's interest expense was $2,306,000 in 1993, $3,455,000 in 1994 and $3,407,000 in 1995. The increase from 1993 to 1994 was primarily due to interest expense incurred on amounts owed to a seismic acquisition contractor as well as interest incurred on funds (both bank and capital leases) used to acquire the Company's two 3D seismic recording systems and seismic data processing center. The slight decrease in interest expense in 1995 resulted from less interest expense incurred on the 9% convertible debentures due to the conversions and exchanges into common stock, offset by increased interest expense being incurred primarily on amounts owed to a seismic acquisition contractor. As of December 31, 1995, amounts owed to the seismic acquisition contractor had been paid.

         On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations. The Company decided to refocus and concentrate on its higher margin seismic technology operations and related petroleum exploration and production operations in order to maximize profitability and growth opportunities. Accordingly, the Company's financial statements have been restated to reflect the discontinued operations. The loss from discontinued operations amounted to $1,196,000, net of an income tax benefit of $703,000 for 1995. The loss from discontinued operations in 1995 includes an estimated $2.1 million pre-tax loss related to future contractual commitments. At December 31, 1995, the Company had fixed price gas sales contracts which were generally below the estimated market price at which the Company could purchase gas supply and transportation. Current market pricing models were used to estimate the market price at which the Company could purchase gas supply and transportation in the future, and actual prices may differ from these estimates. Estimated effects of changes in market prices and the actual settlement costs of these contracts will be recognized as net gains or losses in income (loss) from discontinued operations until disposal or termination of the Company's contracts. The loss on disposal of discontinued operations recorded as of December 31, 1995, is estimated to be $252,000, net of an income tax benefit of $148,000, and includes costs such as severance benefits and estimated personnel costs to continue to honor the Company's obligations until the contracts are transferred or terminated.

         In October 1994, the company called for redemption of its 12-1/2% subordinated debentures due 1999 totaling $3,725,000. As a result, the Company recorded an extraordinary charge of $304,000, net of a $163,000 income tax benefit, associated with the early extinguishment of indebtedness, which has been reflected as an extraordinary item for the year ended December 31, 1994.

Liquidity and Capital Resources
- -------------------------------

         On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.333 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require annual principal payments of $10 million beginning December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. The Company has scheduled the issuance of the Series C Notes, totaling $22.5 million, for April 9, 1996. The Series C Notes will bear interest at 1.45% above the yield of U.S. Treasury securities with a five year maturity at the time of issuance. The Company used the majority of the proceeds of the Series A and Series B Notes to repay amounts outstanding under its $25 million revolving line of credit, amounts outstanding under a wholly-owned subsidiary's $75 million reducing revolving line of credit, and amounts owed to a seismic contractor. The proceeds of the Series C Notes will be used primarily to fund petroleum exploration and development activities of its wholly-owned subsidiary and for other working capital or general corporate purposes.

         The Company filed a registration statement on Form S-3 (the "Shelf Registration Statement") in June 1994 to offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock, par value $0.01 per share, and (iii) common stock, par value $.01 per share, or any combination of the foregoing, at an aggregate initial offering price not to exceed $75,000,000. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on June 30, 1994. In August 1994, the Company completed a public offering of 1,061,200 shares of its common stock priced at $32 per share pursuant to the Shelf Registration Statement. The net proceeds from the offering (after underwriting commission and offering expenses) totaled $31,917,000. After this sale of common stock at an initial aggregate offering price of $33,958,400, the Company may offer additional securities in the future for up to an aggregate initial offering price of $41,041,600 pursuant to the Shelf Registration Statement.

         During 1995, the Company and a wholly-owned subsidiary obtained two separate three year term loans totaling $716,000, which both bear interest at the rate of 8.413%, for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $22,000. The balance outstanding on the loans at March 28, 1996, was $603,000.

         On July 15, 1993, a wholly-owned subsidiary of the Company obtained a $4,300,000, five year term loan bearing interest at the rate of 7.61% for the purchase of a 3D seismic recording system. The debt is secured by such equipment. Monthly principal and interest payments of $86,000 began on August 1, 1993. The balance outstanding on the term loan at March 28, 1996, was $2,205,000.

         During 1994 and 1995, the Company entered into three capital leases which relate to the purchase of a second 3D seismic recording system and a seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $3,412,000 at March 28, 1996.

         During 1995 and 1994, the Company received $6,942,000 and $7,287,000, respectively, from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with the option and warrant exercises in 1995 and 1994, the Company received $1,900,000 and $1,879,000, respectively, in tax savings. From January 1, 1996, through March 28, 1996, the Company received $31,000 from the Company's 401(k) stock purchases.

         In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

         During 1995, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $33,417,000 and $22,660,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds received from the exercise of common stock purchase warrants and options combined with tax savings received on the exercise of the warrants and options, and proceeds from the private placement described above. Acquisitions of geophysical equipment and other property and equipment were funded partially by cash from operations and the remainder through capital lease financing and term loans.

         Currently, the Company anticipates capital expenditures for 1996 to total approximately $70 million. Such expenditures include approximately $45 million for the creation of proprietary seismic data, and approximately $25 million for oil and gas exploration and development efforts. The Company believes its revenues from operating sources and proceeds from its Series C Senior Notes and from the exercise of common stock purchase warrants and options should be sufficient to fund the 1996 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing during 1996; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it. The Company has received preliminary, non-binding proposals for a working capital line of credit from several banks which are currently under consideration.

         In March 1995, the Financial Accounting Standards Board issued a statement establishing accounting standards for the impairment of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. The Company is required to adopt this statement no later than its fiscal year ending December 31, 1996, although earlier implementation is permitted. As of December 31, 1995, the Company has not adopted this statement; however, the Company anticipates that application of the statement will not have a material effect on its consolidated financial statements.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, a new standard on accounting for stock based compensation. SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of income. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure will be required as to what net income and earnings per share would have been had the new accounting method been followed. Adoption of the standard is required in 1996, although earlier implementation is permitted. The Company does not intend to adopt SFAS No. 123 for accounting purposes; however it will make annual pro forma disclosures of its effects commencing in 1996.

Impact of Inflation and Changing Prices
- ---------------------------------------

         The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of creating seismic data. The pricing of the Company's products and services is primarily a function of these factors. For these reasons, the Company does not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1995.

Information Regarding Forward Looking Statements
- ------------------------------------------------

         This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 14(a) (1) and (2) below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

         NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 1996 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

         The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
- ---------------------------------------------------------------

         The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
- ---------------------------------------------------------------

          (a) Documents filed as part of this Report                        Page
              --------------------------------------                        ----

              (1)  Financial Statements:
                       Report of Independent Public Accountants              F-1
                       Consolidated Balance Sheets as of
                         December 31, 1995 and 1994                          F-2
                       Consolidated Statements of Operations
                         for the years ended December 31,
                         1995, 1994, and 1993                                F-4
                       Consolidated Statements of Stockholders'
                         Equity for the years ended December 31,
                         1995, 1994 and 1993                                 F-5
                       Consolidated Statements of Cash Flows
                         for the years ended December 31, 1995,
                         1994 and 1993                                       F-6
                       Notes to Consolidated Financial Statements            F-8

              (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

              (3)  Exhibits:

                    3.1 Certificate of Incorporation of the Company filed May 7, 1982 and Amendment to Certificate of Incorporation filed April 25, 1984 (1)

                    3.2 Amendment to Certificate of Incorporation filed August 4, 1987 (3)

                    3.3 Amendment to Certificate of Incorporation filed January 18, 1989 (4)

                    3.4 Amendment to Certificate of Incorporation filed July 13, 1989 (5)

                    3.5 Amendment to Certificate of Incorporation filed August 3, 1993 (12)

                    3.6  By-Laws of the Company (1)

                    3.7 Corporate Resolution reflecting an Amendment to the By-Laws of the Company adopted January 6, 1989 (3)

                    3.8 Corporate Resolution reflecting an Amendment to the By-Laws of the Company adopted May 19, 1986 (5)

                    4.1  Specimen of Common Stock Certificate (1)

                    4.2 Form of Warrant Certificate granted to employees of the Company in February 1990 (5)

                    4.3  Form  of   Warrant   Certificate   granted  to  certain
                         employees and one Director of the Company in December 1990 and expiring in December 1997 (8)

                    4.4  Form  of   Warrant   Certificate   granted  to  certain
                         employees and one Director of the Company in December 1990 and expiring in December 2000 (8)

                     4.5 Indenture of Trust between the Company and United States Trust Company of New York relating to Convertible Subordinated Debentures due December 31, 2001, including Form of such Debenture (9)

                     4.6    Form of Underwriter's Warrant Certificate (9)

                     4.7 Form of Promissory Note for Employee Stock Purchase dated July 21, 1992 (11)

                     4.8 Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992 (11)

                     4.9 Form of Pledge for Employee Stock Purchase dated July 21, 1992 (11)

                     4.10 Form of Warrant Certificate granted under the 1994 Warrant Plans (16)

                     4.11 Form of Warrant Certificate granted to certain Debenture holders (17)

                     4.12 Form of Warrant Certificate granted under the 1995 Warrant Reload Plan (22)

                     10.1   Incentive Stock Option Plan of the Company (1)

                     10.2   Non-Qualified Stock Option Plan of the Company (1)

                     10.3   1993 Incentive Stock Option Plan of the Company (12)

                     10.4 Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan (20)

                     10.5 Non-Employee Directors' Stock Option Plan of the Company (15)

                     10.6   Seitel, Inc. 1995 Warrant Reload Plan (20)

                     10.7 Memorandum of Understanding between the Company and Triangle Geophysical Company dated as of June 7, 1984 (1)

                     10.8 Lease Agreement by and between the Company and Commonwealth Computer Advisors, Inc. (2)

                     10.9   The Company's  401(k) Plan adopted  January 29, 1988
                            (3)

                     10.10  Amendment No. 1 to the Company's 401(k) Plan (6)

                     10.11  Amendment No. 2 to the Company's 401(k) Plan (6)

                     10.12  The Company's  401(k) Plan adopted February 27, 1995
                            (16)

                     10.13 Executive Services Agreement dated April 3, 1990 between the Company and Helm Resources, Inc. (7)

                     10.14 Employment Agreement effective as of January 1, 1991 between the Company and Paul A. Frame, Jr. (10)

                     10.15 Employment Agreement effective as of January 1, 1991 between the Company and Horace A. Calvert (10)

                     10.16 Employment Agreement effective as of January 1, 1991 between the Company and Herbert M. Pearlman (10)

                     10.17 Employment Agreement effective as of January 1, 1991 between the Company and David S. Lawi (10)

                     10.18 Employment Agreement effective as of January 1, 1993 between the Company and Debra D. Valice (13)

                     10.19 Joint Venture Agreement dated April 5, 1990 by and between Seitel Offshore Corp., a wholly-owned subsidiary of the Company, and Digicon Data Inc., a wholly-owned subsidiary of Digicon Geophysical Corp.
                            (6)

                     10.20 Master Revolving Credit and Security Agreement dated March 18, 1994 (effective February 28, 1994) between the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Compass Bank and Bank One, Texas, N.A. (14)

                     10.21 Master Revolving Promissory Note effective February 28, 1994 between the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Compass Bank (14)

                     10.22 Master Revolving Promissory Note effective February 28, 1994 between the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A. (14)

                     10.23 Letter Agreement dated March 18, 1994 between the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Exsol, Inc. (Company's wholly-owned subsidiary) and Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Compass Bank and Bank One, Texas, N.A. (14)

                     10.24 Pledge Agreement dated March 18, 1994 (effective February 28, 1994) from Seitel, Inc. in favor of Compass Bank and Bank One, Texas, N.A. (14)

                     10.25 Loan Modification Agreement and Amendment to Loan Documents effective as of May 19, 1994 between the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Exsol, Inc. (Company's wholly-owned subsidiary) and Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Compass Bank and Bank One, Texas, N.A. (15)

                     10.26 Security Agreement (Joint Venture Interest) effective as of May 19, 1994 between Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Compass Bank and Bank One, Texas, N.A. (15)

                     10.27 Second Loan Modification Agreement and Amendment to Loan Documents effective as of August 3, 1994 between the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Exsol, Inc. (Company's wholly-owned subsidiary) and Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Compass Bank and Bank One, Texas, N.A. (15)

                     10.28 Master Revolving Promissory Note effective December 31, 1994 between the Company, Seitel Data Corp. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Compass Bank-Houston
                            (19)

                     10.29 Master Revolving Promissory Note effective December 31, 1994 between the Company, Seitel Data Corp. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A.
                            (19)

                     10.30 Restated Revolving Credit and Security Agreement effective as of December 31, 1994 among the Company, Seitel Data Corp. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Exsol, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A. and Compass Bank-Houston (19)

                     10.31 Amendment to Security Agreement (Joint Venture Interest) effective as of December 31, 1994 among Seitel Offshore Corp. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A. and Compass Bank-Houston (19)

                     10.32  Amendment  to  Pledge  Agreement   effective  as  of
                            December 31, 1994 among the Company, Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Data Corp. (Company's wholly-owned subsidiary) and Bank One, Texas, N.A. and Compass Bank-Houston (19)

                     10.33 First Amendment to Restated Credit and Security Agreement effective as of September 14, 1995 among the Company, Seitel Data Corp. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Offshore Corp. (Company's wholly-owned subsidiary), Exsol, Inc. (Company's wholly-owned subsidiary), and Bank One, Texas, National Association and Compass Bank - Houston (21)

                     10.34 Termination and Release Agreement dated as of December 28, 1995, between the Company and various of its subsidiaries and Bank One, Texas, National Association and Compass Bank-Houston *

                     10.35  Term  Note  dated  July  15,  1993  between   Seitel
                            Geophysical,    Inc.    (Company's   wholly-   owned
                            subsidiary) and Central Bank of the South (12)

                     10.36 Term Credit and Security Agreement dated July 15, 1993 between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and Central Bank of the South (12)

                     10.37 Continuing Guaranty dated July 15, 1993 between the Company and Central Bank of the South (12)

                     10.38 Side Letter Agreement dated July 15, 1993 between the Company and Central Bank of the South (12)

                     10.39 Loan Modification Agreement and Amendment to Loan Documents effective as of December 28, 1995, between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and Compass Bank*

                     10.40 Master Equipment Lease Agreement dated May 20, 1994, between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and MetLife Capital, Limited Partnership (15)

                     10.41 Credit Agreement dated June 14, 1995, between DDD Energy, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, National Association, as a Bank and the Agent and Compass Bank- Houston (20)

                     10.42 Promissory Note dated June 14, 1995, in the face amount of $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Bank One, Texas, National Association
                            (20)

                     10.43 Promissory Note dated June 14, 1995, in the face amount of $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Compass Bank- Houston (20)

                     10.44 Guaranty dated June 14, 1995, by Seitel, Inc. in favor of Bank One, Texas, National Association, Individually and as Agent and Compass Bank-Houston
                            (20)

                     10.45 Security Agreement (Stock Pledge) dated June 14, 1995, by Seitel, Inc. in favor of Bank One, Texas, National Association, as Agent (20)

                     10.46 Termination and Release Agreement dated as of December 28, 1995 between DDD Energy, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, National Association and Compass Bank-Houston*

                     10.47  Incentive Compensation Agreement (11)

                     10.48 Shareholder Value Bonus Agreement effective as of March 18, 1994 (15)

                     10.49  Amendment  to  Shareholder   Value  Bonus  Agreement
                            effective as of March 18, 1994 (18)

                     10.50 Seitel, Inc. 1995 Shareholder Value Incentive Bonus Plan (20)

                     10.51 Terms Agreement dated July 28, 1994, between the Company and Bear, Stearns & Co., Inc. (15)

                     10.52 Note Purchase Agreement dated as of December 28, 1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers*

                     21.1   Subsidiaries of the Registrant *

                     23.1   Consent of Arthur Andersen LLP *

                     23.2   Consent  of  Forrest  A.  Garb &  Associates,  Inc.*

- ----------------------
* Filed herewith


                     (1) Incorporated by reference to the Company's Registration Statement, as amended, on Form S-1, No. 2-92572 as filed with the Securities and Exchange Commission on August 3, 1984.

                     (2) Incorporated by reference to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-2, File No. 33-32838, as filed with the Securities and Exchange Commission on October 10, 1991.

                     (3) Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2, No. 33-21300 as filed with the Securities and Exchange Commission on April 18, 1988.

                     (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                     (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

                     (6) Incorporated by reference to the Company's Form 8 amending the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

                     (7) Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2, No. 33-34217 as filed with the Commission on April 6, 1990.

                     (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

                     (9) Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2, No. 33-44430 as filed with the Commission on December 12, 1991.

                     (10) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1991.

                     (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

                     (12) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1993.

                     (13) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1993.

                     (14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                     (15) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.

                     (16) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-89934 as filed with the Securities and Exchange Commission on March 2, 1995.

                     (17) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 33-89890 as filed with the Securities and Exchange Commission on March 2, 1995.

                     (18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                     (19) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1995.

                     (20) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.

                     (21) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.

                     (22) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-01271 as filed with the Securities and Exchange Commission on February 28, 1996.

          (b)      Reports on Form 8-K filed during the quarter ended
                   December 31, 1995:
                   -------------------------------------------------------------
                   NONE

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 29th of March 1996.

                              SEITEL, INC.

                              By:  /s/ Paul A. Frame
                                   ---------------------------------------------
                                   Paul A. Frame, President, Chief Executive
                                   Officer and Director


                              By:  /s/ Debra D. Valice
                                   ---------------------------------------------
                                   Debra D. Valice, Chief Financial Officer


                              By:  /s/ Marcia H. Kendrick
                                   ---------------------------------------------
                                   Marcia H. Kendrick, Chief Accounting Officer


Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

      Signature                       Title                           Date
      ---------                       -----                           ----

/s/ Herbert M. Pearlman       Chairman of the Board of           March 29 , 1996
- ------------------------      Directors
Herbert M. Pearlman

/s/ Paul A. Frame             President and Chief Executive       March 29, 1996
- ------------------------      Officer, Director
Paul A. Frame

/s/ Horace A. Calvert         Executive Vice President and       March 29 , 1996
- ------------------------      Chief Operating Officer, Director
Horace A. Calvert

/s/ Debra D. Valice           Senior Vice President-Finance,      March 29, 1996
- ------------------------      Chief Financial Officer, Secretary
Debra D. Valice               and Treasurer, Director

/s/ Jesse R. Marion           President - Seitel Delaware, Inc.   March 29, 1996
- ------------------------      and Seitel Data, Ltd., Director
Jesse R. Marion

/s/ David S. Lawi             Director                            March 29, 1996
- ------------------------
David S. Lawi

/s/ William Lerner            Director                            March 29, 1996
- ------------------------
William Lerner

/s/ Walter M. Craig, Jr.      Director                            March 29, 1996
- ------------------------
Walter M. Craig, Jr.

/s/ John Stieglitz            Director                            March 29, 1996
- ------------------------
John Stieglitz

/s/ William L. Lurie          Director                            March 29, 1996
- ------------------------
William L. Lurie

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Seitel, Inc.:

We have audited the accompanying consolidated balance sheets of Seitel, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP


Houston, Texas
March 29, 1996

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                              December 31,
                                                         ----------------------
                                                           1995          1994
                                                         ---------    ---------
ASSETS

  Cash and equivalents                                   $   6,242    $     846
  Receivables
   Trade, less allowance for doubtful accounts
    of $650 and $100 at December 31, 1995 and
    1994, respectively                                      40,992       35,405
   Notes and other                                           1,289          329

  Net assets of discontinued operations                       --            529

  Data bank                                                232,704      199,287
   Less:  Accumulated amortization                        (127,335)    (103,486)
                                                         ---------    ---------
     Net data bank                                         105,369       95,801

  Property and equipment, at cost:
   Oil and gas properties, full cost method
    of accounting, including $20,862 and
    $13,748 not being amortized at
    December 31, 1995 and 1994, respectively                44,684       22,024
   Geophysical equipment                                    12,531       11,862
   Furniture, fixtures and other                             4,404        2,953
                                                         ---------    ---------
                                                            61,619       36,839
   Less:  Accumulated depreciation, depletion
    and amortization                                        (9,069)      (4,415)
                                                         ---------    ---------
     Net property and equipment                             52,550       32,424

  Prepaid expenses, deferred charges and
   other assets                                              3,125        1,435
                                                         ---------    ---------

  TOTAL ASSETS                                           $ 209,567    $ 166,769
                                                         =========    =========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- continued
(In thousands, except share and per share amounts)


                                                             December 31,
                                                        -----------------------
                                                           1995          1994
                                                        ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                                      $   9,830     $  23,861
  Accrued liabilities                                       6,243         4,769
  Employee compensation payable                             2,349         2,069
  Income taxes payable                                        227           933
  Net liabilities of discontinued operations                1,105            --
  Debt
    Senior Notes                                           52,500            --
    Subordinated debentures                                 1,989         3,523
    Line of Credit                                             --         5,085
    Term loans                                              3,071         3,231
  Obligations under capital leases                          3,723         5,088
  Deferred contractor payable                                  --         9,698
  Contingent payables                                         279         3,152
  Deferred income taxes                                     6,472         3,502
  Deferred revenue                                          1,401           529
                                                        ---------     ---------
 TOTAL LIABILITIES                                         89,189        65,440
                                                        ---------     ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

 Preferred stock, par value $.01 per share;
   authorized 5,000,000 shares; none issued                    --            --
 Common stock, par value $.01 per share;
   authorized 20,000,000 shares; issued
   and outstanding 9,436,854 and 8,825,619
   at December 31, 1995 and 1994, respectively                 94            88
  Additional paid-in capital                               85,821        75,611
  Retained earnings                                        35,936        27,257
  Treasury stock, 414 shares at cost at
    December 31, 1995 and 1994                                 (4)           (4)
  Notes receivable from officers and employees             (1,395)       (1,551)
  Cumulative translation adjustment                           (74)          (72)
                                                        ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                120,378       101,329
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 209,567     $ 166,769
                                                        =========     =========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                                                    Year Ended December 31,

                                                                                           -----------------------------------------
                                                                                              1995           1994            1993
                                                                                           ----------     ----------      ----------

REVENUE                                                                                    $  74,439      $  70,902       $  43,456

EXPENSES
  Depreciation, depletion and amortization                                                    26,872         27,181          19,852
  Cost of sales                                                                               13,071         10,499           3,202
  Selling, general and administrative expenses                                                15,393         14,672           9,132
  Interest expense                                                                             3,407          3,455           2,306
  Interest income                                                                               (329)          (257)           (180)
                                                                                            --------       --------        --------
                                                                                              58,414         55,550          34,312
                                                                                            --------       --------        --------
Income from continuing operations before provision for
  income taxes and extraordinary item                                                         16,025         15,352           9,144

Provision for income taxes                                                                     5,898          5,681           3,328
                                                                                            --------       --------        --------
Income from continuing operations before extraordinary item                                   10,127          9,671           5,816
Loss from discontinued operations, net of income tax
  benefit of $703 for 1995, $30 for 1994 and
  $57 for 1993                                                                                (1,196)           (52)            (99)
Loss on disposal of discontinued operations, net of income
  tax benefit of $148                                                                           (252)            --              --
                                                                                            --------       --------        --------
Income before extraordinary item                                                               8,679          9,619           5,717

Extraordinary charge on early extinguishment of debt, net of
  income tax benefit of $163                                                                      --           (304)             --
                                                                                            --------       --------        --------

NET INCOME                                                                                $    8,679     $    9,315      $    5,717
                                                                                            ========       ========        ========

Earnings per share:
  Primary:
    Income from continuing operations before extraordinary item                           $     1.03     $     1.24      $      .93
    Loss from discontinued operations                                                           (.12)          (.01)           (.01)
    Loss on disposal of discontinued operations                                                 (.03)            --              --
    Extraordinary item                                                                            --           (.04)             --
                                                                                            --------       --------        --------
    Net income                                                                            $      .88     $     1.19      $      .92
                                                                                            ========       ========        ========
  Assuming full dilution:
    Income from continuing operations before extraordinary item                           $      .99     $     1.11      $      .83
    Loss from discontinued operations                                                           (.12)          (.01)           (.01)
    Loss on disposal of discontinued operations                                                 (.02)            --              --
    Extraordinary item                                                                            --           (.03)             --
                                                                                            --------       --------        --------
    Net income                                                                            $      .85     $     1.07      $      .82
                                                                                            ========       ========        ========

Weighted average number of common and common equivalent shares:
  Primary                                                                                      9,872          7,800           6,893
                                                                                            ========       ========        ========
  Assuming full dilution                                                                      10,358          9,001           8,279
                                                                                            ========       ========        ========


                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                               Notes
                                                                                                            Receivables
                                                  Common Stock     Additional               Treasury Stock     from      Cumulative
                                              ------------------    Paid-in    Retained   -----------------   Officers   Translation
                                               Shares    Amount     Capital    Earnings    Shares   Amount  & Employees  Adjustments
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1992                    5,976,472 $     60   $  25,672  $   12,225        --  $    --  $   (2,150) $     (164)

Proceeds from issuance of common stock           10,916       --          37          --        --       --          --          --
Payments received on notes receivable from
  officers and employees                             --       --          --          --      (414)      (4)        111          --
Foreign currency translation adjustment              --       --          --          --        --       --          --          79
Net income                                           --       --          --       5,717        --       --          --          --
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1993                    5,987,388       60      25,709      17,942      (414)      (4)     (2,039)        (85)

Sale of common stock through public offering  1,061,200       11      31,906          --        --       --          --          --
Proceeds from issuance of common stock          770,364        7       7,280          --        --       --          --          --
Tax reduction from exercise of stock options         --       --       1,879          --        --       --          --          --
Conversions and exchanges of subordinated
  debentures                                  1,006,667       10       8,837          --        --       --          --          --
Payments received on notes receivable from
  officers and employees                             --       --          --          --        --       --         488          --
Foreign currency translation adjustment              --       --          --          --        --       --          --          13
Net income                                           --       --          --       9,315        --       --          --          --
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------

BALANCE, DECEMBER 31, 1994                    8,825,619       88      75,611      27,257      (414)      (4)     (1,551)        (72)

Proceeds from issuance of common stock          445,939        4       6,894          --        --       --          --          --
Tax reduction from exercise of stock options         --       --       1,900          --        --       --          --          --
Conversions and exchanges of subordinated
  debentures                                    165,296        2       1,416          --        --       --          --          --
Payments received on notes receivable from
  officers and employees                             --       --          --          --        --       --         156          --
Foreign currency translation adjustment              --       --          --          --        --       --          --          (2)
Net income                                           --       --          --       8,679        --       --          --          --
                                              --------- --------  ----------  ----------  -------- --------  ----------  ----------
BALANCE, DECEMBER 31, 1995                    9,436,854 $     94  $   85,821  $   35,936      (414)$     (4)  $  (1,395)  $     (74)
                                              ========= ========  ==========  ==========  ======== ========  ==========  ==========




       The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1995       1994       1993
                                                 --------   --------   --------
Cash flows from operating activities:
  Cash received from customers                   $ 80,981   $ 51,312   $ 33,235
  Cash paid to suppliers and employees            (38,563)   (24,540)    (9,649)
  Interest paid                                    (4,551)    (2,543)    (2,259)
  Interest received                                   320        265        185
  Income taxes paid                                (2,218)      (517)    (2,927)
                                                 --------   --------   --------
    Net cash provided by operating activities      35,969     23,977     18,585
                                                 --------   --------   --------

Cash flows from investing activities:
  Cash invested in seismic data                   (59,286)   (36,761)   (17,841)
  Cash invested in oil and gas properties         (21,737)   (15,269)    (3,309)
  Cash paid to acquire property and equipment      (1,416)      (615)    (5,127)
  Advances made to oil and gas joint venture
    partner                                        (1,142)        --         --
  Collections on loans made                           108         --        134
                                                 --------   --------   --------
    Net cash used in investing activities         (83,473)   (52,645)   (26,143)
                                                 --------   --------   --------

Cash flows from financing activities:
  Borrowings under line of credit agreement        75,101     79,767     42,142
  Principal payments under line of credit
   agreement                                      (80,186)   (85,745)   (40,534)
  Borrowings under term loans                         387         --      4,300
  Principal payments on term loans                   (876)      (759)      (310)
  Principal payments under capital lease
   obligations                                     (1,375)      (551)        (4)
  Redemption of subordinated debentures                --     (3,911)        --
  Payments on notes receivable from officers
   and employees                                      156        488        107
  Proceeds from issuance of senior notes           52,500         --         --
  Proceeds from issuance of common stock            6,942     41,290         37
  Costs of debt and equity transactions              (202)    (2,135)        --
  Other                                                --         --          6
                                                 --------   --------   --------
    Net cash provided by financing activities      52,447     28,444      5,744
                                                 --------   --------   --------

Effect of exchange rate changes                        (8)         6         80
                                                 --------   --------   --------

Net increase (decrease) in cash and equivalents     4,935       (218)    (1,734)

Cash and equivalents at beginning of period:
  Continuing operations                               846      1,759      3,493
  Discontinued operations                             695         --         --
                                                 --------   --------   --------
    Total cash and equivalents at beginning
     of period                                      1,541      1,759      3,493
                                                 --------   --------   --------
Cash and equivalents at end of period:
  Continuing operations                             6,242        846      1,759
  Discontinued operations                             234        695         --
                                                 --------   --------   --------
Total cash and equivalents at end of period      $  6,476   $  1,541   $  1,759
                                                 ========   ========   ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--continued
(In thousands)

                                                    Year Ended December 31,
                                               --------------------------------
                                                 1995        1994        1993
                                               --------    --------    --------

Reconciliation of net income to net cash provided by operating activities:

Net income                                     $  8,679    $  9,315    $  5,717
                                               --------    --------    --------
Adjustments to  reconcile  net  income
  to  net  cash  provided  by  operating
  activities:
   Depreciation, depletion and amortization      27,663      27,929      20,217
   Deferred income tax provision                  2,970       2,455         760
   Loss on discontinued operations,
    net of tax                                    1,448          52          99
   Extraordinary loss on extinguishment
    of debt, net of tax                              --         304          --
   Non-cash sales                                (1,534)     (3,162)     (3,768)
   Warrants issued in debenture exchange             --         180          --
   Loss on foreign currency transactions             --          --          87
   Increase in receivables                       (5,514)    (17,322)     (6,832)
   Decrease (increase) in other assets           (1,189)       (476)          7
   Increase in accounts payable and
    other liabilities                             3,722       4,588       2,483
                                               --------    --------    --------
      Total adjustments                          27,566      14,548      13,053
                                               --------    --------    --------

Net cash provided by (used in) operating
  activities of:
    Continuing operations                        36,245      23,863      18,770
    Discontinued operations                        (276)        114        (185)
                                               --------    --------    --------
Net cash provided by operating activities      $ 35,969    $ 23,977    $ 18,585
                                               ========    ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Seitel, Inc. (the "Company") is a leading provider of seismic data and corollary geophysical services to the petroleum industry and directly participates in exploration, development and ownership of natural gas and crude oil reserves. The majority of the Company's seismic surveys cover onshore and offshore the U.S. Gulf Coast region. The Company's oil and gas exploration, development and production activities are on properties located primarily onshore Texas and Louisiana, and also onshore Alabama, Mississippi and Arkansas.

     Use of Estimates: The preparation of these consolidated financial statements require the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from estimates. Data bank amortization is determined using estimates of ultimate revenues from licensing of the seismic data. Refer to the data bank discussion below for additional information on data bank amortization. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Refer to Note Q, "Supplemental Oil and Gas information" for additional information regarding the process of estimating proved reserve quantities. Estimates have been used to determine the loss on future contractual commitments of the discontinued operations. Refer to Note L, "Discontinued Operations" for additional information on management's estimate.

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Seitel, Inc., the accounts of its wholly-owned subsidiaries and the Company's pro rata share of its investments in joint ventures. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the prior years' financial statements to conform to the current year's presentation.

     The Company presents its consolidated balance sheets on an unclassified basis. Because the portion of seismic data acquisition costs to be amortized during the next year cannot be classified as a current asset, and classification of all of these costs as noncurrent would be misleading to the reader because it would not indicate the level of assets expected to be converted into cash in the next year, the Company believes that the use of an unclassified balance sheet results in improved financial reporting.

     Data Bank: Costs incurred in the creation of proprietary seismic data, including the direct costs of Company personnel dedicated to project management and design, are capitalized. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenues. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data are amortized within five years of inception for two-dimensional seismic data and within seven years of inception for three-dimensional data, and the final 10% is amortized on a straight-line basis over fifteen years. Under these guidelines, costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. Using these guidelines, the Company would expect the percentage of net data bank as of December 31, 1995 to be amortized to be 26%, 17%, 12%, 10%, 13%, and 22%, for the years ending December 31, 1996, 1997, 1998, 1999, 2000 and thereafter, respectively. On a periodic basis, the carrying value of each seismic data program is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

     Net data bank at December 31, 1995 and 1994 was comprised of the following (in thousands):

                                                     December 31,
                                           ---------------------------------
                                                1995               1994
                                           --------------    ---------------
 2D data created by the Company            $       23,607     $      27,610
 3D data created by the Company                    70,069            56,888
 Data purchased by the Company                     11,693            11,303
                                           ---------------    --------------
 Net data bank                             $      105,369     $      95,801
                                           ===============    ==============

     Property and Equipment: The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three years ended December 31, 1995, general and administrative costs of $861,000, $707,000 and $252,000, respectively, have been capitalized to oil and gas properties. For the year ended December 31, 1995, interest costs of $835,000 have been capitalized to oil and gas properties.

     Provisions for depreciation, depletion and amortization are calculated using the units-of-production method. Estimated future site restoration, dismantlement and abandonment costs, net of salvage value, are taken into consideration. Such costs are not currently expected to be material. Capitalized costs associated with the acquisition and evaluation of unproved properties and certain properties under development are not currently amortized. Amortization of the costs associated with these properties will commence when the properties or projects are evaluated.

     Capitalized costs are limited to the present value, discounted at 10 percent, of future net revenues calculated using current prices from estimated proved reserves plus the lower of cost or market value of unevaluated properties, adjusted for the effects of related income taxes.

     Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

     Income Taxes: The Company and all of its subsidiaries file a consolidated federal income tax return. The Company does not provide deferred taxes (benefit) on the undistributed earnings (loss) of its foreign subsidiary, which amounted to $(3,000), $1,000, and $(125,000) for the years ended December 31, 1995, 1994 and 1993, respectively, as such earnings are intended to be permanently reinvested in those operations.

     Income Recognition: Revenue from seismic data licensing agreements are recognized when each seismic data program is available for use by the licensees and are presented net of revenue shared with other entities. Revenue from the acquisition of seismic data for non-affiliated parties are recognized on the percentage-of-completion method based on the work effort completed compared with the total work effort estimated for the contract. Revenue received in advance of being earned is deferred until earned.

     Cost of Sales: Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, oil and gas production, data resale support services and geophysical technology services. Cost of sales related to the acquisition of seismic data for non-affiliated parties includes all direct material and labor costs and indirect costs related to the acquisition such as supplies, tools, repairs and depreciation.

     Earnings per Share: Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective years, including common equivalent shares applicable to assumed exercise of stock options and warrants when such common stock equivalents are dilutive, and the Company's other potentially dilutive securities.

         Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                                                                      Year Ended December 31,
                                                                                             ---------------------------------------
                                                                                              1995            1994            1993
                                                                                             -------         -------         -------

Net income as reported                                                                       $ 8,679         $ 9,315         $ 5,717
Interest earned on application of assumed proceeds from exercise
    of options and warrants in excess of 20% limitation, net of tax                               --              --             640
                                                                                             -------         -------         -------
Total income used for primary earnings per share                                             $ 8,679         $ 9,315         $ 6,357
                                                                                             =======         =======         =======

Net income as reported                                                                       $ 8,679         $ 9,315         $ 5,717
Interest eliminated on assumed conversion of 9% convertible
    subordinated debentures, net of tax                                                           95             329             621
Interest earned on application of assumed proceeds from exercise
    of options and warrants in excess of 20% limitation, net of tax                               --              --             432
                                                                                             -------         -------         -------
Total income used for fully diluted earnings per share                                       $ 8,774         $ 9,644         $ 6,770
                                                                                             =======         =======         =======

Weighted average number of common and common equivalent shares                                 9,872           7,800           6,893
                                                                                             =======         =======         =======
Weighted average number of common shares assuming full dilution                               10,358           9,001           8,279
                                                                                             =======         =======         =======

         If the current year conversions and exchanges of the Company's 9% debentures had occurred at the beginning of the year, primary earnings per share for 1995 would have remained $.88.

         Subsequent to December 31, 1995, the Company's remaining 9% debentures converted into approximately 214,000 shares of common stock (see Note C). Had the conversion occurred on January 1, 1995, primary earnings per share for 1995 would have been $.87.

         Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with original maturity of three months or less to be cash equivalents.

         Operating cash flows reported in the consolidated financial statements of cash flows do not reflect effects of changes in inventory levels because the Company reports no inventories and classifies cash expenditures for its seismic data library as an investing, rather than an operating, activity.

         Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of December 31, 1995 and 1994, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes, the line of credit, and the term loans approximates the carrying value of this debt as of December 31, 1995 and 1994. Based on the quoted market price, the fair value of the 9% convertible subordinated debentures at December 31, 1995 and 1994 was $6,962,000 and $12,330,000,
respectively.

         Impairment of Long-Lived Assets: In March 1995, the Financial Accounting Standards Board ("FASB") issued a statement establishing accounting standards for the impairment of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. The Company is required to adopt this statement no later than its fiscal year ending December 31, 1996, although earlier implementation is permitted. As of December 31, 1995, the Company has not adopted this statement; however, the Company anticipates that application of the statement will not have a material effect on its consolidated financial statements.

NOTE B--INCOME TAXES
- --------------------

         The discussion of income taxes herein does not include the income tax effects of the discontinued operations or the extraordinary item explained in Note L and Note M, respectively, of these consolidated financial statements.

         The provision (benefit) for income taxes for each of the three years ended December 31, 1995, are comprised of the following (in thousands):

                                             1995           1994           1993
                                            -------        -------       -------
Current - Federal                           $ 2,753        $ 2,706       $ 2,366
        - State                                 153            225           111
        - Foreign                                22            295            91
                                            -------        -------       -------
                                              2,928          3,226         2,568
                                            -------        -------       -------

Deferred - Federal                            3,001          2,429           751
         - State                                (31)            26             9
                                            -------        -------       -------

                                              2,970          2,455           760
                                            -------        -------       -------

Tax provision - Federal                       5,754          5,135         3,117
              - State                           122            251           120
              - Foreign                          22            295            91

                                            -------        -------       -------
                                            $ 5,898        $ 5,681       $ 3,328
                                            =======        =======       =======

     The differences between the U.S. Federal income taxes computed at the statutory rate (34.6% for 1995, 34.4% for 1994 and 34% for 1993) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

                                                 1995         1994         1993
                                                ------       ------       ------
Statutory Federal income tax                    $5,540       $5,280       $3,109
State income tax, less Federal benefit              79          163           79
Other, net                                         279          238          140
                                                ------       ------       ------
Income tax expense                              $5,898       $5,681       $3,328
                                                ======       ======       ======

         The components of the net deferred income tax liability reflected in the Company's consolidated balance sheets at December 31, 1995 and 1994 were as follows (in thousands):

                                                           Deferred Tax Assets
                                                              (Liabilities)
                                                              at December 31,
                                                           --------------------
                                                             1995        1994
                                                           -------      -------
Alternative minimum tax credit carry forward               $   958      $   735
Partnership earnings                                           217          176
Investment tax credits                                          44           44
Other                                                          820          106
                                                           -------      -------
Total deferred tax assets                                    2,039        1,061
Less:  Valuation allowance                                     (44)         (44)
                                                           -------      -------
  Deferred tax assets, net of
  valuation allowance                                        1,995        1,017
                                                           -------      -------

Depreciation, depletion and amortization                    (8,370)      (4,391)
Other                                                          (97)        (128)
                                                           -------      -------
Total deferred tax liabilities                              (8,467)      (4,519)
                                                           -------      -------

Net deferred tax liability                                 $(6,472)     $(3,502)
                                                           =======      =======

         As of December 31,  1995,  the Company has an  alternative  minimum tax
(AMT) credit carryforward of approximately $958,000 which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period.

         In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 1995 and 1994, the Company received $1,900,000 and $1,879,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

NOTE C--DEBT
- ------------

         The following is a summary of the Company's debt at December 31, 1995 and 1994 (in thousands):

                                                               December 31,
                                                         -----------------------
                                                          1995             1994
                                                         -------         -------
Senior notes                                             $52,500         $    --
Subordinated debentures                                    1,989           3,523
Borrowings under line of credit                               --           5,085
Term loans                                                 3,071           3,231
                                                         -------         -------
                                                         $57,560         $11,839
                                                         =======         =======

         Senior Notes: On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75,000,000. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52,500,000 and bear interest at the fixed rate of 7.17%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8,333,000 beginning December 30, 1999. The Series B Notes mature on December 30, 2002, and require annual principal payments of $5,500,000 beginning December 30, 1998. The Series C Notes were not issued at December 31, 1995. Interest on the Senior Notes is payable semi-annually on June 30 and December 30.

         Subordinated Debentures: The Company's convertible subordinated debentures due March 31, 2002, carry an interest rate of 9% and a conversion price of $9.28 per share. During the years ended December 31, 1995 and 1994, the Company issued 165,296 and 1,006,667, respectively, shares of common stock upon conversion and exchange of $1,534,000 and $9,342,000, respectively, principal amount of debentures, leaving $1,989,000 outstanding as of December 31, 1995. Subsequent to December 31, 1995, all remaining outstanding debentures were converted into approximately 214,000 shares of common stock.

         Term Loans: On July 15, 1993, a wholly-owned subsidiary of the Company obtained a $4,300,000, five year term loan bearing interest at the rate of 7.61% for the purchase of a telemetry seismic data acquisition system and auxiliary equipment. The debt is secured by such equipment. Monthly principal and interest payments total approximately $86,000.

         During 1995, the Company and one of its wholly-owned subsidiaries obtained two separate three year term loans totaling $716,000, which both bear interest at the rate of 8.413%, for the purchase of certain property and equipment. The debt is secured by such equipment. Monthly principal and interest payments total approximately $22,000.

         Certain of the borrowings described above contain requirements as to the maintenance of minimum net worth and limitations on liens, total debt, debt issuance and disposition of assets.

         Aggregate maturities of the Company's debt over the next five years are as follows: $1,103,000 in 1996; $1,193,000 in 1997; $6,275,000 in 1998; and
$13,833,000 in 1999; and $13,833,000 in 2000. Aggregate maturities reflect the conversion of the convertible debentures.

NOTE D--LEASE OBLIGATIONS
- -------------------------

         Property and equipment in the accompanying consolidated balance sheets includes the following assets held under capital leases (in thousands):

                                                              December 31,
                                                       ------------------------
                                                         1995            1994
                                                       -------          -------
Geophysical equipment                                  $ 5,298          $ 5,315
Furniture, fixtures and other                              324              324
                                                       -------          -------
Assets under capital lease                               5,622            5,639
Accumulated amortization                                (1,641)            (509)
                                                       -------          -------
Assets under capital lease, net                        $ 3,981          $ 5,130
                                                       =======          =======

     The Company also leases office space under operating leases. Rental expense for 1995, 1994 and 1993 was approximately $571,000, $473,000 and $418,000, respectively.

     Future minimum lease payments for the five years subsequent to December 31, 1995 and in the aggregate are as follows (in thousands):

                                                          Capital     Operating
                                                           Leases       Leases
                                                           ------       ------
1996                                                       $1,455       $  478
1997                                                        1,186          430
1998                                                          943          450
1999                                                          442          340
2000                                                         --             54
                                                           ------       ------
Total minimum lease payments                                4,026       $1,752
                                                                        ======
Less amount representing interest                            (303)
                                                           ------
Present value of net minimum
  lease payments                                           $3,723
                                                           ======

NOTE E--CONTINGENCIES AND COMMITMENTS
- -------------------------------------

         At December 31, 1995 and 1994, $279,000 and $284,000, respectively, of charges for seismic surveys which are payable to joint venture partners only from the collection of sales proceeds from those seismic surveys are included in contingent payables.

         On July 21, 1992, the Company's Board of Directors approved payment of a one-time $2,500,000 bonus to be divided among five key employees upon the event of the market price of the Company's stock maintaining or exceeding $20 per share for at least 90 consecutive days (the "Target Date" ) at any time before July 21, 1997. The Target Date was achieved in June 1994. The bonus vests equally over the 12 quarters following the Target Date, contingent upon continued full-time employment, except in the event of death or disability in which case the balance of the bonus will be due and payable immediately. The bonus expense will be recognized over the vesting period. For the years ended December 31, 1995 and 1994, $833,000 and $625,000, respectively, was charged to expense for this bonus. Interest, at the prevailing prime rate, is paid quarterly on the total outstanding bonus. As of December 31, 1995, $1,042,000 of the bonus payment remains unpaid.

         On January 27, 1995, the Company's Board of Directors approved a shareholder value incentive bonus under which a cash bonus aggregating $4,000,000 would be paid to all salaried employees if the market price of the Company's stock reaches $60 per share on or before April 30, 1998, and maintains that price for at least 90 consecutive days. This bonus would be shared by all salaried employees on a basis proportionate to their respective compensation ranking in the Company, and it would vest and be paid out in escalating quarterly installments over a three-year period, subject to continued employment with the Company. As of March 28, 1996, the market price of the Company's common stock was $27.50 per share.

NOTE F--STOCK OPTIONS AND WARRANTS
- ----------------------------------

         On July 7, 1984, the Company's Board of Directors adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. As of December 31, 1995, 115,600 shares have been reserved for issuance under the Incentive Stock Option Plan and 270,900 shares have been reserved under the Non-Qualified Stock Option Plan, of which all options have been issued under both original plans. On July 28, 1993, the Company's Board of Directors adopted the 1993 Incentive Stock Option Plan and on July 18, 1995, approved an amendment to that plan to increase the number of shares issuable under the option plan by 405,000 to 700,000. As of December 31, 1995, 582,166 options have been issued under the plan. As of December 31, 1995, all options issued under these plans have been issued at or above the market price of the Company's common stock as of the date of issuance and have a term of ten years. On June 17, 1994, the Company's Board of Directors adopted the Non-Employee Directors Stock Option Plan which reserves 75,000 shares for issuance. As of December 31, 1995, 17,000 options have been issued at the market price of the Company's common stock as of the date of issuance and have a term of five years. The following summarizes information with regard to the stock option plans for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                            Number of Shares
                                                               Under Option
                                                        ------------------------
                                                        Year Ended December 31,
                                                        ------------------------
                                                         1995     1994     1993
                                                        ------   ------   ------
Outstanding at beginning of year                          356      288      146
Granted ($6.88 to $40.00 per share)                       337      112      153
Surrendered ($5.57 to $14.75 per share)                    (1)      (1)      --
Exercised ($1.22 to $20.25 per share)                     (52)     (43)     (11)
                                                        -----    -----    -----
Outstanding at end of year                                640      356      288
                                                        =====    =====    =====

Exercisable at end of year                                186      136      124
                                                        =====    =====    =====

         At December 31, 1995, outstanding warrants to purchase the Company's common stock were as follows (in thousands):

                                         Number of      Range of      Expiration
                                          Shares     Exercise Prices      Date
                                         ---------   ---------------  ----------
Issued to employees and directors           31       $    11.25          2/27/97
Issued to employees and directors          526        13.19 - 32.00     12/10/97
Issued to employees and directors          562        24.00 - 32.00      4/11/99
Issued to employees and directors           19            30.13           5/4/99
Issued to employees and directors          526        13.05 - 32.00     12/10/00
Issued to an employee                       10             5.38          7/21/02
Issued to underwriters in connection
  with 9% convertible
  subordinated debentures                   20             9.28          3/26/97
Issued in debenture exchange                96            29.92         11/28/97

         In October 1995, the FASB issued SFAS No. 123, a new standard on accounting for stock based compensation. SFAS No. 123 encourages companies to account for stock-based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of income. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure will be required as to what net income and earnings per share would have been had the new accounting method been followed. Adoption of the standard is required in 1996, although earlier implementation is permitted. The Company does not intend to adopt SFAS No. 123 for accounting purposes; however, it will make annual pro forma disclosures of its effects commencing in 1996.

NOTE G--COMMON STOCK
- --------------------

         The Company filed a registration statement on Form S-3 (the "Shelf Registration Statement") in June 1994 to offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock, par value $0.01 per share, and (iii) common stock, par value $.01 per share, or any combination of the foregoing, at an aggregate initial offering price not to exceed $75,000,000. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on June 30, 1994. In August 1994, the Company completed a public offering of 1,061,200 shares of its common stock priced at $32 per share pursuant to the Shelf Registration Statement. The net proceeds from the offering (after underwriting commission and offering expenses) totaled $31,917,000. After this sale of common stock at an initial aggregate offering price of $33,958,400, the Company may offer additional securities in the future for up to an aggregate initial offering price of $41,041,600 pursuant to the Shelf Registration Statement.

         On July 21, 1992, the Company granted ten year loans at an interest rate of 4% to most of its employees for purchases of the Company's common stock at the then market price of $5.375 per share. The Company recorded related compensation expense of $56,000, $64,000 and $79,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Payments of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. During 1995 and 1994, the Company received $156,000 and $488,000, respectively, as principal payments on these notes. During 1993, the Company received $107,000 and 414 shares of its common stock with a then market value of $4,000 as principal payments on these notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE H--PREFERRED STOCK
- -----------------------

         The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 1995, no preferred stock had been issued.

NOTE I--RELATED PARTY TRANSACTIONS
- ----------------------------------

         The Company owed Helm Resources, Inc. and its subsidiaries ("Helm"), a company that has three executive officers that are directors of the Company, $51,000 and $11,000 as of December 31, 1995 and 1994, respectively, for sales of seismic data they jointly own and for expenses paid by Helm on behalf of the Company. The Company incurred charges of $78,000, $84,000 and $84,000 for these expenses during 1995, 1994 and 1993, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred, in the same amount, by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

         Certain employees and directors of the Company contributed cash to partnerships in 1995 and 1994 which invest in the exploration and development of oil and gas properties on a working interest basis along with DDD Energy, Inc. Each partnership's working interest amounts to 5% of the total investment made by such partnership and DDD Energy, Inc. Each partnership invests in projects and prospects undertaken by DDD Energy, Inc. in the year such partnership is formed and all subsequent development of those projects and prospects. The terms of each partnership require the participants to contribute their share of required capital contributions at the beginning of the year and any future cash calls, as required. All transactions between the partnerships and DDD Energy, Inc. are at arms length.

NOTE J--MAJOR CUSTOMERS
- -----------------------

         No customers accounted for 10% or more of revenues during the years 1995, 1994 or 1993.

         The Company extends credit to various companies in the oil and gas industry for the purchase of their seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. However, management believes that the risk is mitigated by the number, size, reputation and diversified nature of the companies to which they extend credit. Historical credit losses incurred on receivables by the Company have been immaterial.

NOTE K--PROFIT-SHARING PLAN
- ---------------------------

         The Company has an Incentive Compensation Agreement for certain employees under which annual contributions, ranging from 2.5% to 5% of revenues generated on certain seismic programs, are required. Contributions amounted to $263,000, $652,000 and $404,000, for 1995, 1994 and 1993, respectively.

NOTE L--DISCONTINUED OPERATIONS
- -------------------------------

         On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations. Accordingly, the Company's consolidated financial statements have been restated to reflect the discontinued operations.

         The method of disposal of the gas marketing operations shall be to sell and assign or otherwise transfer in an orderly fashion all contracts to supply natural gas to the Company's customers along with the related gas supply and transportation contracts to one or more purchasers or transferees. In the event that the Company has not been able to sell or otherwise transfer all such contracts within a reasonable period of time, the Company shall commence negotiations to terminate the remaining contracts. Pending disposal or termination of the contracts, the Company plans to continue to honor its obligations under the contracts, and may enter into additional contracts for gas supply and transportation required to honor existing customer contracts; however, the Company will not enter into any new customer contracts. Disposal of all of the contracts is expected to be completed within one year.

         The loss from discontinued operations amounted to $1,196,000, $52,000 and $99,000 for the three years ended December 31, 1995, net of an income tax benefit of $703,000 for 1995, $30,000 for 1994 and $57,000 for 1993. The loss from discontinued operations in 1995 includes an estimated $2.1 million pre-tax loss related to future contractual commitments. At December 31, 1995, the Company had fixed price gas sales contracts which were generally below the estimated market price at which the Company could purchase gas supply and transportation. Current market pricing models were used to estimate the market price at which the Company could purchase gas supply and transportation in the future, and actual prices may differ from these estimates. Estimated effects of changes in market prices and the actual settlement costs of these contracts will be recognized as net gains or losses in income (loss) from discontinued operations until disposal or termination of the Company's contracts. The loss on disposal of discontinued operations recorded as of December 31, 1995, is estimated to be $252,000, net of an income tax benefit of $148,000, and includes costs such as severance benefits and estimated personnel costs to continue to
honor  the  Company's   obligations  until  the  contracts  are  transferred  or
terminated.

         Revenue from the discontinued operations was $13,116,000 and $2,864,000 for the years ended December 31, 1995 and 1994, respectively. There was no revenue for the year ended December 31, 1993. The net liabilities of discontinued operations at December 31, 1995, consist primarily of accounts payable and accrued liabilities offset by trade receivables and income tax benefits.

NOTE M--EARLY EXTINGUISHMENT OF DEBT
- ------------------------------------

         In October 1994, the Company called for redemption of its 12-1/2% subordinated debentures due 1999 totaling $3,725,000, which was funded by proceeds from the public offering of common stock in 1994. As a result, the Company recorded a charge of $304,000, net of a $163,000 income tax benefit, associated with the early extinguishment of indebtedness, which has been reflected in the Company's consolidated statement of operations as an extraordinary item for the year ended December 31, 1994. This charge includes the write-off of unamortized bond discount totaling $176,000.

NOTE N--SUPPLEMENTAL CASH FLOW INFORMATION
- ------------------------------------------

     Significant non-cash investing and financing activities are as follows:

     1.   During  1995 and 1994,  the  Company  issued  165,296  and  1,006,667, respectively, shares of its common stock upon the conversion and exchange of $1,534,000 and $9,342,000, respectively, of its 9%
          convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $98,000 and $626,000 during 1995 and 1994, respectively, have been charged to additional paid-in capital.

     2. During 1995, 1994 and 1993, the Company licensed seismic data valued at $1,534,000, $3,162,000 and $3,768,000, respectively, in exchange for the purchase of property and equipment, oil and gas properties and seismic data for its library.

     3. During 1995 and 1994, capital lease obligations totaling $10,000 and $5,639,000, respectively, were incurred when the Company entered into leases for property and equipment.

     4. During 1995, the Company acquired $330,000 of property and equipment by incurring a directly related term loan.

NOTE O--INDUSTRY SEGMENTS
- -------------------------

         Financial information by industry segment for the years ended December 31, 1995 and 1994 was as follows (in thousands):

                                                     Exploration        Corporate
                                                        and                and         Consolidating
                                        Seismic      Production           Other         Eliminations   Consolidated
                                       ----------    ----------        -----------        ----------    ---------
1995
- ----
Unaffiliated revenue                    $ 69,598      $  4,806          $      35         $     --       $ 74,439
Intersegment revenue (a)<F1>              10,877            --                 --          (10,877)            --
                                        --------      --------          ---------         --------       --------
    Total revenue                       $ 80,475      $  4,806          $      35         $(10,877)      $ 74,439
                                        ========      ========          =========         ========       ========

Depreciation, depletion
    and amortization                    $ 24,384      $  1,625          $     863         $     --       $ 26,872
                                        ========      ========          =========         ========       ========

Operating income (loss)                 $ 25,465      $    838          $  (4,840)        $ (2,360)      $ 19,103
Interest expense, net                         --            --             (3,078)              --         (3,078)
                                        --------      --------          ---------         --------       --------
Income from continuing
    operations before
    income taxes                        $ 25,465      $    838          $  (7,918)        $ (2,360)      $ 16,025
                                        ========      ========          =========         ========       ========

Identifiable assets                     $164,886      $ 46,092          $   9,466         $(10,877)      $209,567
                                        ========      ========          =========         ========       ========

Capital expenditures                    $ 34,137      $ 23,075          $     985         $     --       $ 58,197
                                        ========      ========          =========         ========       ========

1994
- ----
Unaffiliated revenue                    $ 69,579      $  1,204          $     119         $     --       $ 70,902
Intersegment revenue(a)<F1>                9,755            --                 --           (9,755)            --
                                        --------      --------          ---------         --------       --------
    Total revenue                       $ 79,334      $  1,204          $     119         $ (9,755)      $ 70,902
                                        ========      ========          =========         ========       ========

Depreciation, depletion
    and amortization                    $ 25,777      $    296          $   1,108         $     --       $ 27,181
                                        ========      ========          =========         ========       ========

Operating income (loss)                 $ 19,797      $    229          $      (6)        $ (1,470)      $ 18,550
Interest expense, net                         --            --             (3,198)              --         (3,198)
                                        --------      --------          ---------         --------       --------
Income from continuing
    operations before
    income taxes and
    extraordinary item                  $ 19,797      $    229          $  (3,204)        $ (1,470)      $ 15,352
                                        ========      ========          =========         ========       ========

Identifiable assets                     $151,614      $ 22,164          $   2,746(b)<F2>  $ (9,755)      $166,769
                                        ========      ========          =========         ========       ========

Capital expenditures                    $ 69,095      $ 16,874          $     134         $     --       $ 86,103
                                        ========      ========          =========         ========       ========


<F1> (a) Intersegment sales are made at prices comparable to those received from unaffiliated customers.

<F2> (b) Includes net assets of discontinued operations of $529,000.


         For the year ended December 31, 1993, seismic operations accounted for in excess of 90% of the Company's revenue, operating profit and identifiable assets. Accordingly, no industry segment information has been presented.

NOTE P--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1995 and 1994. Certain amounts have been restated to reflect the effect of the discontinued operations.

                                                                     Quarter Ended
                                                     -------------------------------------------
(In thousands, except per share amounts)             March 31    June 30    Sept. 30     Dec. 31
                                                     --------    -------    --------     -------
1995
- ----
Revenue                                              $16,608     $22,143     $17,873     $17,815
Gross profit                                           9,338      10,808       8,289       7,456
Provision for income taxes                             1,637       1,891       1,226       1,144
Income from continuing operations                      2,787       3,221       2,088       2,031
Net income                                             2,974       3,341       2,182         182
Earnings per share:
 - Primary:
     Income from continuing operations                   .29         .33         .21         .20
     Income (loss) from discontinued
       operations                                        .02         .01         .01        (.16)
     Loss on disposal of discontinued
       operations                                          -           -           -        (.02)
     Net Income                                          .31         .34         .22         .02

 - Assuming full dilution:
     Income from continuing operations                   .27         .32         .21         .20
     Income (loss) from discontinued
       operations                                        .02         .01         .01        (.16)
     Loss on disposal of discontinued
       operations                                          -           -           -        (.02)
     Net Income                                          .29         .33         .22         .02

1994
- ----
Revenue                                              $12,556     $16,005     $18,466     $23,875
Gross profit                                           6,152       8,106       7,630      12,442
Provision for income taxes                               913       1,240       1,086       2,442
Income from continuing operations
    before extraordinary item                          1,695       2,303       2,016       3,657
Net income                                             1,647       2,203       1,768       3,697
Earnings per share:
 - Primary:
     Income from continuing operations
       before extraordinary item                         .26         .31         .24         .41
     Income (loss) from discontinued
       operations                                       (.01)       (.01)        .01           -
     Extraordinary item                                    -           -        (.04)          -
     Net income                                          .25         .30         .21         .41
 - Assuming full dilution:
     Income from continuing operations
       before extraordinary item                         .23         .28         .22         .38
     Income (loss) from discontinued
       operations                                       (.01)       (.01)        .01           -
     Extraordinary item                                    -           -        (.03)          -
     Net income                                          .22         .27         .20         .38


NOTE Q--SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The following information concerning the Company's oil and gas operations is made in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

     Oil and Gas Reserves: Proved reserves represent estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

     The following table sets forth estimates of proved reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas attributable to the Company's interest in oil and gas properties. All reserve estimates presented herein were prepared by Forrest A. Garb & Associates, Inc., independent petroleum reserve engineers. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

                                                        Oil             Gas
                                                       (Mbbl)          (MMcf)
                                                     -------          -------
Proved reserves at December 31, 1992                       -                -
    Purchases of reserves in place                       169            1,007
    Extensions and discoveries                            56               87
    Production                                           (27)             (97)
                                                     -------          -------
Proved reserves at December 31, 1993                     198              997
    Revisions of previous estimates                      (25)             520
    Extensions and discoveries                         1,355           14,128
    Production                                           (54)            (268)
                                                     -------          -------
Proved reserves at December 31, 1994                   1,474           15,377
    Revisions of previous estimates                     (964)          (9,075)
    Purchases of reserves in place                       782            1,851
    Extensions and discoveries                           413            7,028
    Production                                          (193)          (1,170)
                                                     -------          -------
Proved reserves at December 31, 1995                   1,512           14,011
                                                     =======          =======
Proved developed reserves -
  December 31, 1993                                      168              974
                                                     =======          =======
  December 31, 1994                                      487            7,315
                                                     =======          =======
  December 31, 1995                                    1,178           10,219
                                                     =======          =======

     In addition to the proved reserves disclosed above, the Company owned proved sulfur reserves of 239,000 long tons, 261,000 long tons and 70,000 long tons at December 31, 1995, 1994 and 1993, respectively.

     Capitalized Costs of Oil and Gas Properties: As of December 31, 1995 and 1994, the Company's capitalized costs of oil and gas properties were as follows (in thousands):

                                                            December 31,
                                                   ----------------------------
                                                       1995              1994
                                                   --------           ---------
Unproved properties                                $ 20,862           $  13,748
Proved properties                                    23,822               8,276
                                                   --------           ---------
Total capital costs                                  44,684              22,024
Less:  Accumulated depreciation,
  depletion and amortization                         (2,260)               (635)
                                                   --------           ---------
Net capitalized costs                              $ 42,424           $  21,389
                                                   ========           =========

         Of the total costs excluded from the amortization calculation as of December 31, 1995, $12,321,000 were incurred during 1995, $6,594,000 were incurred during 1994 and $1,947,000 were incurred during 1993. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated in the next three years.

         Costs Incurred in Oil and Gas Activities: The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                             1995           1994           1993
                                           -------        -------        -------
Acquisition of properties:
  Proved                                   $ 3,643        $    --        $ 1,715
  Unproved                                   5,549          3,676          2,640
Exploration costs                           11,963         10,853            463
Development costs                            1,505          2,345            332
                                           -------        -------        -------
Total costs incurred                       $22,660        $16,874        $ 5,150
                                           =======        =======        =======


         Results of Operations for Oil and Gas Producing Activities: The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                  1995        1994        1993
                                                -------     -------     -------
Revenue                                         $ 4,482     $ 1,137     $   508
Production costs                                 (1,553)       (316)       (113)
Depreciation, depletion and amortization         (1,625)       (296)       (339)
                                                -------     -------     -------
Income before income taxes                        1,304         525          56
Income tax expense                                 (456)       (179)        (19)
                                                -------     -------     -------
Results of operations                           $   848     $   346     $    37
                                                =======     =======     =======

         In addition to the revenues and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $324,000 and $19,000, respectively, for the year ended December 31, 1995, $67,000 and $24,000, respectively for the year ended December 31, 1994, and $113,000 and $10,000, respectively, for the year ended December 31, 1993.

         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves: The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves as prescribed by SFAS No. 69. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Future prices actually received may differ from the estimates in the standardized measure.

         Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties, adjusted for tax credits and allowances. The resulting annual net cash flows were then discounted to present value amounts by applying a 10 percent annual discount factor.

         Although the information presented is based on the Company's best estimates of the required data, the methods and assumptions used in preparing the data were those prescribed by the Financial Accounting Standards Board ("FASB"). Although not market sensitive, they were specified in order to achieve uniformity in assumptions and to provide for the use of reasonably objective data. It is important to note here that this information is neither fair market value nor the present value of future cash flows and it does not reflect changes in oil and gas prices experienced since the respective year end. It is primarily a tool designed by the FASB to allow for a reasonable comparison of oil and gas reserves and changes therein through the use of a standardized method. Accordingly, the Company cautions that this data should not be used for other than its intended purpose.

         Management does not rely upon the following information in making investment and operating decisions. The Company, along with its partners, base such decisions upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

                                                     (in thousands)
                                                       December 31,
                                         --------------------------------------
                                            1995           1994          1993
                                         ---------      ---------     ---------
Future gross revenue                     $  43,724      $  35,910     $   3,182
Future production costs                     (8,951)        (7,100)       (1,036)
Future development costs                    (3,393)        (6,998)         (267)
Future income taxes                         (9,266)        (6,024)         (299)
                                         ---------      ---------     ---------
Future net cash flows                       22,114         15,788         1,580

10 percent annual discount for
  estimated timing of cash flows            (6,056)        (4,958)         (289)
                                         ---------      ---------     ---------


Standardized measure of discounted
  future net cash flows                  $  16,058       $ 10,830     $   1,291
                                         =========       ========     =========


         The above table excludes future net cash flows before income taxes of $5,061,000, $3,884,000 and $1,038,000, and discounted future net cash flows before income taxes of $3,926,000, $2,939,000 and $804,000, as of December 31, 1995, 1994 and 1993, respectively, related to proved sulfur reserves.

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                                  1995               1994               1993
                                                                --------           --------           --------
Standardized measure, beginning of year                         $ 10,830           $  1,291           $     --
Extensions and discoveries, net of related costs                  13,714             14,344                536
Sales of oil and gas produced, net of production costs            (2,929)              (821)              (395)
Net changes in prices and production costs                            77               (276)                --
Change in future development costs                                 4,010                 74                 --
Development costs incurred during the period
    that reduced future development costs                            421                 --                 --
Revision of previous quantity estimates                          (12,192)               201                 --
Purchases of reserves in place                                     5,583                 --              1,400
Accretion of discount                                              1,525                154                 --
Net change in income taxes                                        (2,583)            (4,174)              (250)
Change in production rates and other                              (2,398)                37                 --
                                                                --------           --------           --------
Standardized measure, end of year                               $ 16,058           $ 10,830           $  1,291
                                                                ========           ========           ========


                                     EXHIBIT
                                      INDEX
- --------------------------------------------------------------------------------

Exhibit                        Title
- --------------------------------------------------------------------------------


10.34    Termination and Release Agreement dated as
               of December 28, 1995, between the
               Company and various of its subsidiaries
               and Bank One, Texas, National Association and Compass Bank-Houston

10.39    Loan Modification Agreement and Amendment
               to Loan Documents effective
               December 28, 1995, between Seitel
               Geophysical, Inc.(Company's wholly-owned subsidiary) and Compass Bank

10.46    Termination and Release Agreement dated as
               of December 28, 1995, between DDD Energy,
               Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, National Association and Compass Bank-Houston

10.52    Note Purchase Agreement dated as of
               December 28, 1995, between the Company
               and the Series A Purchasers, the Series B
               Purchasers and the Series C Purchasers

21.1     Subsidiaries of the Registrant

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Forrest A. Garb & Associates