Form 10-K/A
period 1995-12-31
SEITEL INC
filed 1996-04-29
CIK 750813

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
     --------    ---------

Commission File No. 0-14488
                    -------

                                  SEITEL, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          76-0025431
- --------------------------------            ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

      50 Briar Hollow Lane,
      7th Floor West
      Houston, Texas                                          77027
- --------------------------------                           ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's  telephone  number  including area code (713)627-1990
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
     Title of Each Class                               on Which Registered
- --------------------------------                  -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 1996 was approximately $249,131,328. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $27.50 and there were a total of 9,652,186 shares of Common Stock outstanding.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

         The executive officers and directors of the Company and their ages (as of April 1,1996) and positions with the Company are as follows:

Name                   Age     Position(s) with the Company       Director Since
- --------------------   ---     ----------------------------       --------------

Herbert M. Pearlman     63     Chairman of the Board
                                of Directors                          1982
Paul A. Frame           49     Chief Executive Officer,
                                President and Director                1986
Horace A. Calvert       42     Chief Operating Officer,
                                Executive Vice President
                                and Director                          1987
David S. Lawi           60     Chairman of the Executive
                                Committee and Director                1982
Walter M. Craig, Jr.    41     Director                               1987
William Lerner          62     Director                               1985
William L. Lurie        65     Director                               1995
John E. Stieglitz       64     Director                               1989
Debra D. Valice         39     Chief Financial Officer,
                                Senior Vice President of
                                Finance, Treasurer, Corporate
                                Secretary and Director                1995
Jesse R. Marion         41     President-Seitel Delaware, Inc.
                                and Seitel Data, Ltd. and
                                Director                              1995

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

     William Lerner is Chairman of the Company's Audit Committee and a member of the Company's Compensation and Stock Option Committee. Since January 1990, Mr. Lerner has been engaged in the private practice of law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a California real estate development company. From June 1986 until December 1989, Mr. Lerner was Vice President and General Counsel of The Geneva Companies, Inc., a financial services company engaged in counseling privately owned middle-market companies. Since 1985, he has been a Director of Helm. Mr. Lerner is also a Director of Rent-Way, Inc., a NASDAQ listed company headquartered in Pennsylvania that operates a chain of rental-purchase stores, and Co-Counsel, Inc., a NASDAQ listed company headquartered in Texas that provides temporary lawyers and paralegals to law departments of large companies and law firms.

     William L. Lurie was elected as a director of the Company in November 1995. He has been a Director of the Foundation for the Prevention & Early Resolution of Conflicts, a consulting firm, since 1994, was President of this foundation from 1994 until April 1996, and has been Co-Chairman since April 1996. Mr. Lurie has been a Director of Minerals Technologies, Inc. since 1993 and a member of its Compensation Committee. He was Executive Consultant to the Chairman of The Business Roundtable from 1993 to 1994 and President of The Business Roundtable from 1984 to 1993. Prior to that time, Mr. Lurie was Vice President-General Counsel of International Paper Company. He has been a Director of Co-Counsel, Inc. since May 1995, and of Intersystems since November 1995.

     John E. Stieglitz is Chairman of the Company's Compensation and Stock Option Committee and a member of the Company's Audit Committee. Since 1976, he has been President of Conspectus, Inc., a privately held company engaged in providing services in the area of executive recruitment. Mr. Stieglitz is also a Director of Helm and Intersystems.

     Debra D. Valice, CPA, is the Company's Chief Financial Officer, Senior Vice President of Finance, Treasurer and Corporate Secretary. From March 1986 until February 1987, she was the Company's Chief Accounting Officer. Ms. Valice was elected as a director of the Company in November 1995.

     Jesse R. Marion is President of Seitel Delaware, Inc. a wholly-owned subsidiary of the Company which is the general partner of Seitel Data, Ltd., the Company's seismic data subsidiary. Mr. Marion joined the Company in April 1992 as Vice President of Sales. He was appointed President of Seitel Data Corp., then the Company's seismic data subsidiary, from March 1994 until January 1996. He was appointed President of Seitel Delaware, Inc. and Seitel Data, Ltd. in January 1996. Prior to joining the Company in April 1992, Mr. Marion was Executive Vice President-Marketing of First Seismic Corp., a publicly traded seismic data company, from January 1989 until April 1992. Mr. Marion was elected as a director of the Company in November 1995.

     Directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers serve at the discretion of the Board.

     James C. Rives, Jr., who resigned as a director of the Company in November 1995, failed to timely file two reports on Form 4, and thereby failed to report on a timely basis four transactions in Company stock. Mr. Rives filed the required Form 4 reporting transactions for the month of May 1995 in August 1995, and filed the required Form 4 reporting transactions for the month of June 1995 in October 1995.

Item 11. Executive Compensation
- -------------------------------

     The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "named executive officers") for the years indicated.

- --------------------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                              Long-Term
                                                        Annual Compensation                 Compensation
                                           ---------------------------------------------- ------------------
                                                                                                Awards
                                                                            Other         ------------------
                                                            Bonus           Annual         Stock Options/       All Other
   Name and Principal Position      Year    Salary ($)     ($)(1)<F1> Compensation($)(2)<F2>   SARs (#)       Compensation ($)
   -----------------------------  -------- ------------ ------------  ------------------- ------------------ -----------------

   Paul A. Frame                    1995      $139,870     $806,094        $766,456              58,992            $41,358 (3)<F3>
     Chief Executive Officer        1994      $136,193     $955,213        $684,006             292,728            $94,990
     and President                  1993      $132,612     $422,034        $390,262             212,709            $60,945

   Horace A. Calvert                1995      $139,870     $806,094        $766,456              80,806            $41,358 (3)<F3>
     Chief Operating Officer        1994      $136,193     $955,213        $684,006             292,728            $94,990
     and Executive Vice President   1993      $132,612     $449,576        $390,262             212,709            $60,945

   Herbert M. Pearlman              1995      $121,182     $815,712           --                 99,949            $41,358 (3)<F3>
     Chairman of the                1994      $115,569     $897,141           --                251,740            $94,990
     Board of Directors             1993      $112,861     $544,756           --                165,677            $60,945

   David S. Lawi                    1995       $58,823     $407,856           --                 70,926            $41,358 (3)<F3>
     Chairman of the Executive      1994       $56,098     $448,570           --                166,884            $94,990
     Committee                      1993       $54,784     $272,378           --                123,249            $60,945

   Jesse R. Marion                  1995       $75,000       $2,381        $707,722              25,000             $3,000 (4)<F4>
     President of Seitel Delaware,  1994       $75,000       $6,620        $932,644              30,577             $3,000
     Inc. and Seitel Data, Ltd.     1993       $40,000      $16,397        $630,122              10,000             $4,497

- --------------------------------------------------------------------------------------------------------------------------------

<F1> (1)  Includes bonuses based on the Company's  pre-tax profits and, for each of Messrs. Frame and Calvert, bonuses based on the Company's stock performance of $316,667 in 1995.

<F2> (2)  Includes commissions based on sales.

<F3> (3)  Includes   amounts  paid  pursuant  to  the  program  (the  "Incentive
          Compensation Program") pursuant to which between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes $36,738 contributed by the Company pursuant to its Incentive Compensation Program, and $4,620 contributed by the Company as 401(k) Plan matching contributions.


<F4> (4)  Includes  $3,000  contributed  by the Company as 401(k) Plan  matching contributions.

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1995 to each of the named executive officers.

- ------------------------------------------------------------------------------------------------------------------------------------
                                                   OPTION/SAR GRANTS IN 1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                             Individual Grants
                          -------------------------------------------------------
                                            Percent                                          Potential Realizable Value
                             Number of     of Total                                          at Assumed Annual Rates of
                            Securities    Options/SARs                                        Stock Price Appreciation
                            Underlying     Granted to    Exercise                                for Option Term (4)<F4>
                           Options/SARs    Employees     or Base      Expiration     ----------------------------------------------
    Name                    Granted (#)     in 1995    Price ($/Sh)      Date        0 Percent ($)   5 Percent($)    10 Percent ($)
   ---------------------  --------------   ---------  -------------  ------------    -------------   -------------   --------------

    Paul A. Frame              1,285 (1)<F1>  0.2           $4.13      12/18/96          $29,714         $32,935          $36,297
                               1,285 (1)<F1>  0.2           $4.13      12/18/97          $26,983         $30,382          $33,959
                               6,422 (1)<F1>  0.9           $3.11      04/08/97         $141,353        $152,386         $163,701
                              50,000 (2)<F2>  7.1          $25.13      11/29/05               --        $790,049       $2,002,139

    Horace A. Calvert          1,027 (1)<F1>  0.1           $2.80      01/27/96          $23,310         $24,619          $25,929
                               1,541 (1)<F1>  0.2           $4.13      12/18/96          $35,634         $39,497          $43,528
                               9,624 (1)<F1>  1.4          $11.25      02/27/96         $153,984        $167,097         $180,209
                               1,027 (1)<F1>  0.1           $2.80      01/27/97          $22,925         $24,432          $25,959
                               1,541 (1)<F1>  0.2           $4.13      12/18/97          $32,359         $36,434          $40,724
                               6,422 (1)<F1>  0.9           $3.11      04/08/97         $141,353        $152,386         $163,701
                               9,624 (1)<F1>  1.4          $11.25      02/27/97         $133,533        $148,797         $164,363
                              50,000 (2)<F2>  7.1          $25.13      11/29/05               --        $790,049       $2,002,139

    Herbert M. Pearlman        9,949 (1)<F1>  1.4          $11.25      02/27/96         $159,184        $172,740         $186,295
                              40,000 (3)<F3>  5.7          $32.00      12/10/97               --        $174,947         $364,826
                              50,000 (2)<F2>  7.1          $25.13      11/29/05               --        $790,049       $2,002,139

    David S. Lawi              5,926 (1)<F1>  0.8          $11.25      02/27/96          $94,816        $102,890         $110,964
                              40,000 (3)<F3>  5.7          $32.00      12/10/97               --        $174,947         $364,826
                              25,000 (2)<F2>  3.6          $25.13      11/29/05               --        $395,024       $1,001,069

    Jesse R. Marion           25,000 (2)<F2>  3.6          $29.13      11/29/05               --        $295,024         $901,069

- ------------------------------------------------------------------------------------------------------------------------------------

<F1> (1)  The expiration dates of the options listed were extended one year.

<F2> (2)  These options were granted under the Company's  1993  Incentive  Stock
          Option Plan, as amended, and are exercisable starting 12 months after the grant date of November 29, 1995, with 33% of the options granted becoming exercisable at that time and with an additional 33% of the options becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date. The options were granted for a term of 10 years, subject to certain events related to termination of employment.

<F3> (3)  These common stock  purchase  warrants were granted under the terms of the Company's 1995 Warrant Reload Plan upon the exercise of 40,000 previously granted warrants subject to the Warrant Reload Plan. The common stock purchase warrants were fully exercisable on the date of grant, and will expire on the expiration date of the exercised warrants, subject to certain events related to termination of employment.


<F4> (4)  The values shown are based on the  indicated  assumed  annual rates of appreciation compounded annually. The actual value an executive may realize will depend on the extent to which the stock price exceeds the exercise price of the options or warrants on the date the option or warrant is exercised. Accordingly, the value, if any, realized by an executive will not necessarily equal any of the amounts set forth in the table above. These calculations are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

     The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 1995, and unexercised options held at December 31, 1995, and the value thereof, by each of the named executive officers.

- ------------------------------------------------------------------------------------------------------------------------------------
                                            AGGREGATED OPTION/SAR EXERCISES IN 1995
                                                AND 12/31/95 OPTION/SAR VALUES
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                     Number of Securities
                                                                    Underlying Unexercised            Value of Unexercised In-the
                               Shares                                   Options/SARs                     Money Options/SARs at
                              Acquired                                 at 12/31/95 (#)                        12/31/95 ($)
                                 on             Value         --------------------------------     ---------------------------------
 Name                        Exercise (#)     Realized ($)    Exercisable        Unexercisable     Exercisable         Unexercisable
- -----------------------     -------------    --------------   -------------     --------------     -------------      --------------

 Paul A. Frame                      --                   --      367,118              50,000        $7,481,438           $512,500
 Horace A. Calvert                  --                   --      378,025              50,000        $7,755,071           $512,500
 Herbert M. Pearlman            58,707           $1,189,423      245,291              50,000        $3,770,240           $512,500
 David S. Lawi                  50,305             $990,672      202,863              25,000        $3,287,621           $256,250
 Jesse R. Marion                 7,083             $111,869       20,994              41,667          $318,665           $419,583
- ------------------------------------------------------------------------------------------------------------------------------------

Employment Arrangements
- -----------------------

Agreements with Messrs. Frame, Calvert, Pearlman and Lawi

     Effective as of January 1, 1991, the Company entered into employment agreements with each of Messrs. Frame, Calvert, Pearlman and Lawi for service in their respective capacities set forth in the listing of directors and executive officers. During 1992, Mr. Pearlman passed the Chief Executive Officer title and duties to Mr. Frame, and Mr. Calvert added the additional title and duties of Chief Operating Officer to those he already held. The employment agreements were not revised for these changes. Each agreement is for a term of five years, renewable each year for an additional year unless either party to the agreement gives notice to the contrary. In accordance with these agreements, Messrs. Frame, Calvert, Pearlman and Lawi receive an annual base salary of $139,870, $139,870, $121,182, and $58,823, respectively. Additionally, each of Messrs. Frame and Calvert receive a 1% commission on the first $12,000,000 in revenues for the year and 1/2% commission on revenues in excess thereof, plus an additional 1/2% commission on revenues over $12,000,000 if at least 40% of the Company's revenues are resale revenues, plus a bonus of 4% of the Company's pre-tax profits (as defined therein). Each of Messrs. Pearlman and Lawi receive an annual bonus of 5% and 2-1/2%, respectively, of the Company's pre-tax profits (as defined).

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

Bonuses Based On Stock Performance

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

     On  January  27,  1995,  the  Company's  Board  of  Directors   approved  a
shareholder value incentive bonus under which a cash bonus aggregating $4,000,000 would be paid to all salaried employees if the market price of the Company's stock reaches $60 per share on or before April 30, 1998, and maintains that price for at least 90 consecutive days. This bonus would be shared by all salaried employees on a basis proportionate to their respective compensation ranking in the Company, and it would vest and be paid out in escalating quarterly installments over a three-year period, subject to continued employment with the Company. This shareholder value incentive bonus was approved by Company Shareholders at the 1995 annual meeting. As of April 15, 1996, the market price of the Company's common stock was $27.375 per share.

Directors Compensation

     Outside directors receive an annual fee of $20,000 for serving on the board and are reimbursed for out of pocket expenses for meeting attendance. Directors who are also employees receive no separate compensation for their services as directors.

     Nonemployee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Plan, each non-employee director receives on the date of each annual meeting during the term of the Plan an option to purchase 1,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted on the date of such election or appointment an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted under the Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During 1995, William Lerner and John E. Stieglitz were granted 1,000 options each, at an exercise price of $30.00, and William L. Lurie was granted 5,000 options at an exercise price of $25.00.

Compensation Committee Interlocks and Insider Participation

     The Company's Compensation and Stock Option Committee is composed of William Lerner and John E. Stieglitz. In 1995, John Stieglitz invested as a general partner in a partnership for which the Company's subsidiary DDD Energy, Inc. acts as managing partner. See Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 15, 1996, by (i) persons known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each of the Company's directors (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

 Name and Address             Amount and Nature of
of Beneficial Owner      Beneficial Ownership (1)<F2>(2)<F3> Percentage of Class
- -------------------      -------------------------------     -------------------

Driehaus Capital                    831,900                         8.6%
  Management, Inc.
25 East Erie Street
Chicago, IL 60611

Horace A. Calvert                   535,976 (3)<F4>                 5.3%
50 Briar Hollow Lane,
7th Floor West
Houston, TX  77027

Paul A. Frame, Jr.                  517,378 (4)<F5>                 5.2%
50 Briar Hollow Lane,
7th Floor West
Houston, TX  77027

Herbert M. Pearlman                 369,719 (5)<F6>                 3.7%
537 Steamboat Road
Greenwich, CT 06830

David S. Lawi                       254,576 (6)<F7>                 2.6%
537 Steamboat Road
Greenwich, CT  06830

Debra D. Valice                     150,173 (7)<F8>                 1.5%
50 Briar Hollow Lane,
7th Floor West
Houston, TX  77027

Jesse R. Marion                      42,938 (8)<F9>                  *<F1>
50 Briar Hollow Lane,
7th Floor West
Houston, TX  77027


 Name and Address             Amount and Nature of
of Beneficial Owner      Beneficial Ownership (1)<F2>(2)<F3> Percentage of Class
- -------------------      -------------------------------     -------------------

Walter M. Craig, Jr.                 30,981 (9)<F10>                 *<F1>
2 Bridge Avenue
Redbank, NJ 07701

William Lerner                        9,585 (10)<F11>                *<F1>
423 East Beau Street
Washington, PA  15301

John E. Stieglitz                     5,000 (10)<F11>                *<F1>
Conspectus, Inc.
222 Purchase Street
Rye, NY  10580

William L. Lurie                      1,000                          *<F1>
93 Taylor Lane
Harrison, NY 10528

All directors and
  executive officers
  as a group (10 persons)         1,917,326 (11)<F12>              17.4%

- ---------------------

<F1>*    Less than 1%

<F2> (1)  Except as otherwise  noted,  each named holder has, to the best of the
          Company's knowledge, sole voting and investment power with respect to the shares indicated.

<F3> (2)  Includes  shares  that may be  acquired  within  60 days by any of the named persons upon exercise of any right.

<F4> (3)  Includes  23,002 and 355,023  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $2.80 to $5.57 per share, and the exercise prices of the common stock purchase warrants range from $11.25 to $24.00 per share.

<F5> (4)  Includes  21,719 and 345,399  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $3.11 to $5.57 per share, and the exercise prices of the common stock purchase warrants range from $13.05 to $24.00 per share.

<F6> (5)  Includes  245,291 shares which may be acquired from the Company within
          60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $13.05 to $32.00 per share.

<F7> (6)  Includes  202,863 shares which may be acquired from the Company within
          60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $13.05 to $32.00 per share.


<F8> (7)  Includes  10,471  and 83,512  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $5.57 to $11.30 per share, and the exercise prices of the common stock purchase warrants range from $11.25 to $24.00 per share.

<F9> (8)  Includes  13,333  and 10,577  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $15.00 to $30.00 per share, and the exercise price of the common stock purchase warrants is $24.00 per share.

<F10>(9)  Includes  30,652 shares which may be acquired from the Company  within
          60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $30.13 to $32.00 per share.

<F11>(10) Includes 5,000 shares which may be acquired from the Company within 60 days upon exercise of options at an exercise price of $30.50 per share.

<F12>(11) Includes an aggregate of 1,351,842  shares which may be acquired  from the Company within 60 days upon exercise of 78,525 options and 1,273,317 common stock purchase warrants, respectively, by the group of 10 persons which comprises all executive officers and directors. The exercise prices of the options range from $2.80 to $30.50 per share, and the exercise prices of the common stock purchase warrants range from $11.25 to $32.00 per share.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

     On July 21, 1992, the Company granted ten year loans at an interest rate of 4% to most of its employees for purchases of the Company's common stock at the then market price of $5.375 per share. The Company recorded compensation expense of $56,000 related to these loans in 1995. Payments of 5% of the original principal balance plus accrued interest are due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame and Calvert and Ms. Valice, amounting to $537,500, $537,500 and $134,375, respectively. The largest aggregate amounts of principal and interest outstanding on such loans during 1995 were approximately $502,000, $502,000 and $126,000, respectively. As of April 15, 1996, the aggregate amounts of principal and interest outstanding on such loans were approximately $469,000, $469,000 and $117,000, respectively.

     The Company's wholly-owned subsidiary DDD Energy, Inc. ("DDD Energy"), which acquires and develops non-operating interests in mineral properties, acts as managing partner of a general partnership (the "1995 Partnership"). The 1995 Partnership was formed to permit officers, directors and employees of the Company and its subsidiaries, and members of their immediate families, who are accredited investors to invest in mineral interests as general partners ("Contributing General Partners") in the 1995 Partnership. The 1995 Partnership is a blind pool which invested partnership funds throughout the year in mineral interests. Pursuant to the partnership agreement governing the 1995 Partnership, DDD Energy agreed to use its reasonable efforts to allow the 1995 Partnership to invest, along with DDD Energy, in all non-operating mineral interests in which DDD Energy invested during 1995, and the 1995 Partnership was obligated to invest in all interests in which DDD Energy invested (to the extent allowed by the sellers of such interests) until funds of the 1995 Partnership allocated to acquisitions were exhausted. Pursuant to the partnership agreement, the amount of the investment of the 1995 Partnership equals five percent of the total investment in each such mineral interest made by the 1995 Partnership and DDD Energy. DDD Energy determines the amount that it desires to invest in a particular mineral interest, and then adds the amount to be invested by the 1995 Partnership to determine the total level of investment by DDD Energy and the 1995 Partnership. Therefore, DDD Energy does not forego any opportunity to invest in transactions by allowing the 1995 Partnership to invest with DDD Energy. All sums required for the 1995 Partnership to acquire such interests and pay costs related to such interests thereafter are provided by the Contributing

General Partners, and no funds for the 1995 Partnership's investments are provided by DDD Energy or the Company. During 1995, the Contributing General Partners contributed an aggregate of $866,500 to the 1995 Partnership. Paul A. Frame, Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Debra D. Valice, Jesse R. Marion, John E. Stieglitz, Julia L. Pearlman (child of Herbert Pearlman), Lee R. Pearlman (child of Herbert Pearlman), Lawrence Marolda (child of Herbert Pearlman), Nicole E. Lawi (child of David Lawi) and Neil A. Lawi (child of David Lawi) have 11.5%, 11.5%, 13.9%, 9.2%, 8.7%, 5.8%, 3.5%, 1.2%,
1.2%, 1.2%, 1.2% an 1.2% general partnership interests, respectively, in the 1995 Partnership.

     DDD Energy acts a managing partner of a similar partnership relating to the non-operating mineral interest in which it will invest in 1996 (the "1996 Partnership"). The amount of the investment of the 1996 Partnership will equal three percent of the total investment in each such mineral interest made by the 1996 Partnership and DDD Energy. Officers, directors and employees of the Company and its subsidiaries, and members of their immediate families, have contributed $702,000 to the 1996 Partnership. Paul A. Frame, Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Debra D. Valice, William L. Lurie, Sheryl Pearlman (wife of Herbert Pearlman), Julia L. Pearlman, Lee R. Pearlman,
Lawrence Marolda, Nicole E. Lawi and Neil A. Lawi have 14.3%, 14.3%, 13.5%, 11.4%, 10.7%, 7.1%, 3.6%, 1.4%, 1.4%, 1.4%, 1.4% and 1.4% general partnership interests, respectively, in the 1996 Partnership.



                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 26th of April 1996.

                                  SEITEL, INC.






                                  By:   /s/ Paul A. Frame
                                        ----------------------------------------
                                        Paul A. Frame,
                                        President and Chief Executive Officer