Form 10-Q
period 1996-03-31
SEITEL INC
filed 1996-05-15
CIK 750813

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period               to              .
                               -------------    -------------

Commission File Number 0-14488
                       -------

                                  Seitel, Inc.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                          76-0025431
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

50 Briar Hollow Lane
West Building, 7th Floor
Houston, Texas                                              77027
- --------------------------------                 --------------------------
(Address of principal executive                           (Zip Code)
offices)

                                 (713) 627-1990
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                         -------------------------------
                         Former name, former address and
                         former fiscal year, if changed
                               since last report.

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

As of May 13, 1996 there were 9,691,042 shares of the Company's common stock, par value $.01 per share, outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      INDEX



PART I.   FINANCIAL INFORMATION                                             Page

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1996 (Unaudited) and December 31, 1995...............     3

          Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 1996
          and 1995.......................................................     4


          Consolidated Statements of Stockholders'
          Equity (Unaudited) for the Three Months Ended
          March 31, 1996.................................................     5


          Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 1996
          and 1995.......................................................     6


          Notes to Consolidated Interim
          Financial Statements...........................................     8


          Item 2. Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations..........................................     9


PART II.  OTHER INFORMATION..............................................    11

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)                              (Unaudited)
                                                                                  March 31,          December 31,
                                                                                    1996                 1995
                                                                                ------------         ------------
ASSETS
  Cash and equivalents                                                           $  7,394              $  6,242
  Receivables
    Trade                                                                          37,679                40,992
    Notes and other                                                                 1,276                 1,289
  Net data bank                                                                   106,030               105,369
  Net oil and gas properties                                                       44,667                42,424
  Net geophysical and other property and equipment                                  9,775                10,126
  Prepaid expenses, deferred charges and other assets                               2,738                 3,125
                                                                                 --------              --------

  TOTAL ASSETS                                                                   $209,559              $209,567
                                                                                 ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued liabilities                                       $ 15,145              $ 18,422
  Income taxes payable                                                                642                   227
  Net liabilities of discontinued operations                                          223                 1,105
  Debt
    Senior Notes                                                                   52,500                52,500
    Subordinated debentures                                                          --                   1,989
    Term Loans                                                                      3,227                 3,071
  Obligations under capital leases                                                  3,409                 3,723
  Contingent payables                                                                 279                   279
  Deferred income taxes                                                             7,371                 6,472
  Deferred revenue                                                                  1,420                 1,401
                                                                                 --------              --------
TOTAL LIABILITIES                                                                  84,216                89,189
                                                                                 --------              --------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
    5,000,000 shares; none issued                                                      --                    --
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; issued and outstanding 9,652,036 and
    9,436,854 at March 31, 1996 and December 31, 1995
    respectively                                                                       96                    94
  Additional paid-in capital                                                       87,720                85,821
  Retained earnings                                                                39,000                35,936
  Treasury stock, 409 and 414 shares at cost at
    March 31, 1996 and December 31, 1995, respectively                                 (4)                   (4)
  Notes receivable from officers and employees                                     (1,395)               (1,395)
  Cumulative translation adjustment                                                   (74)                  (74)
                                                                                 --------              --------
TOTAL STOCKHOLDERS' EQUITY                                                        125,343               120,378
                                                                                 --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $209,559              $209,567
                                                                                 ========              ========

                                     The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                  1996                 1995
                                                                                --------             --------

REVENUE                                                                          $20,266             $16,608


EXPENSES
  Depreciation, depletion and amortization                                         8,046               7,274
  Cost of sales                                                                    3,270                 347
  Selling, general and administrative expenses                                     3,503               3,749
  Net interest expense                                                               584                 814
                                                                                 -------             -------
                                                                                  15,403              12,184
                                                                                 -------             -------

Income from continuing operations before provision
  for income taxes                                                                 4,863               4,424

Provision for income taxes                                                         1,799               1,637
                                                                                 -------             -------

Income from continuing operations                                                  3,064               2,787
Income from discontinued operations, net of
  income tax expense of $110 for 1995                                                 --                 187
                                                                                 -------             -------

NET INCOME                                                                       $ 3,064             $ 2,974
                                                                                 =======             =======

Earnings per share:
  Primary:
    Income from continuing operations                                            $   .31             $   .29
    Income from discontinued operations                                               --                 .02
                                                                                 -------             -------
    Net income                                                                   $   .31             $   .31
                                                                                 =======             =======
  Assuming full dilution
    Income from continuing operations                                            $   .30             $   .27
    Income from discontinued operations                                               --                 .02
                                                                                 -------             -------
    Net income                                                                   $   .30             $   .29
                                                                                 =======             =======

Weighted average number of common and common equivalent shares:
  Primary                                                                         10,036               9,748
                                                                                 =======             =======
  Assuming full dilution                                                          10,241              10,176
                                                                                 =======             =======


                                     The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                        Notes
                                        Common Stock      Additional              Treasury Stock     Receivables       Cumulative
                                     -----------------     Paid-in     Retained   ---------------   from Officers     Translation
                                     Shares     Amount     Capital     Earnings   Shares   Amount    & Employees      Adjustments
                                    ---------   ------     -------     --------   ------   ------    -----------      -----------

Balance, December 31, 1992          5,976,472    $  60     $25,672      $12,225   $  --    $  --        $(2,150)        $  (164)
  Proceeds from issuance of
    common stock                       10,916       --          37           --      --       --             --              --
  Payments received on notes
    receivable from officers
    and employees                          --       --          --           --    (414)      (4)           111              --
  Foreign currency translation
    adjustment                             --       --          --           --      --       --             --              79
  Net income                               --       --          --        5,717      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------
Balance, December 31, 1993          5,987,388       60      25,709       17,942    (414)      (4)        (2,039)            (85)
  Sale of common stock through
    public offering                 1,061,200       11      31,906           --      --       --             --              --
  Proceeds from issuance
    of common stock                   770,364        7       7,280           --      --       --             --              --
  Tax reduction from exercise
    of stock options                       --       --       1,879           --      --       --             --              --
  Conversion and exchanges of
    subordinated debentures         1,006,667       10       8,837           --      --       --             --              --
  Payments received on notes
    receivable from officers
    and employees                          --       --          --           --      --       --            488              --
  Foreign currency translation
    adjustment                             --       --          --           --      --       --             --              13
  Net income                               --       --          --        9,315      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------
Balance, December 31, 1994          8,825,619       88      75,611       27,257    (414)      (4)        (1,551)            (72)
  Proceeds from issuance of
    common stock                      445,939        4       6,894           --      --       --             --              --
  Tax reduction from exercise
    of stock options                       --       --       1,900           --      --       --             --              --
  Conversions and exchanges
    of subordinated debentures        165,296        2       1,416           --      --       --             --              --
  Payments received on notes
    receivable from officers
    and employees                          --       --          --           --      --       --            156              --
  Foreign currency translation
    adjustment                             --       --          --           --      --       --             --              (2)
  Net income                               --       --          --        8,679      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------
Balance, December 31, 1995          9,436,854       94      85,821       35,936    (414)      (4)        (1,395)            (74)
  Proceeds from issuance of
    common stock                          878       --          21           --       5       --             --              --
  Conversions and exchanges of
    subordinated debentures           214,304        2       1,878           --      --       --             --              --

  Net Income                               --       --          --        3,064      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------

Balance, March 31, 1996 (unaudited) 9,652,036    $  96     $87,720      $39,000    (409)   $  (4)       $(1,395)        $   (74)
                                    =========    =====     =======      =======   =====    ======       =======         =======


                                     The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                                  Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                   1996                    1995
                                                                                ---------               ---------
Cash flows from operating activities:
  Cash received from customers                                                   $ 22,979               $ 24,094
  Cash paid to suppliers and employees                                            (10,813)                (9,810)
  Interest paid                                                                       (82)                  (308)
  Interest received                                                                   119                      6
  Income taxes paid                                                                    --                 (1,002)
                                                                                 --------               --------
    Net cash provided by operating activities                                      12,203                 12,980
                                                                                 --------               --------

Cash flows from investing activities:
  Cash invested in seismic data                                                    (7,365)               (12,931)
  Cash invested in oil and gas properties                                          (2,944)                (2,586)
  Cash paid to acquire property and equipment                                        (550)                  (277)
  Cash from disposal of property and equipment                                         59                     --
  Collections on loans made                                                            58                     --
                                                                                 --------               --------
    Net cash used in investing activities                                         (10,742)               (15,794)
                                                                                 --------               --------

Cash flows from financing activities:
  Borrowings under line of credit agreements                                           --                 14,841
  Principal payments under line of credit                                              --                (10,055)
  Borrowings under term loan                                                          433                     --
  Principal payments on term loans                                                   (278)                  (198)
  Principal payments under capital lease obligations                                 (314)                  (402)
  Proceeds from issuance of common stock                                               27                    791
  Costs of debt and equity transactions                                               (26)                   (43)
                                                                                 --------               --------
    Net cash provided by (used in) financing activities                              (158)                 4,934
                                                                                 --------               --------

Net increase in cash and equivalents                                                1,303                  2,120

Cash and cash equivalents at beginning of period:
  Continuing operations                                                             6,242                    846
  Discontinued operations                                                             234                    695
                                                                                 --------               --------
    Total cash and equivalents at beginning of period                               6,476                  1,541
                                                                                 --------               --------

Cash and equivalents at end of period:
  Continuing operations                                                             7,394                  3,562
  Discontinued operations                                                             385                     99
                                                                                 --------               --------
    Total cash and equivalents at end of period                                  $  7,779               $  3,661
                                                                                 ========               ========




                                    The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)


                                                                                  Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                   1996                    1995
                                                                                ---------               ---------

Reconciliation of net income to net cash provided by operating activities:
Net income                                                                      $  3,064                $  2,974
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization                                         8,344                   7,276
  Income from discontinued operations, net of tax                                   --                      (187)
  Non-cash sales                                                                    --                      (500)
  Gain on sale of property and equipment                                             (22)                     --
  Decrease in receivables                                                          3,269                   3,322
  Decrease (increase) in other assets                                                230                    (305)
  Decrease in other liabilities                                                   (1,952)                   (576)
                                                                                --------                --------
    Total adjustments                                                              9,869                   9,030
                                                                                --------                --------
Net cash provided by (used in) operating activities of:
  Continuing operations                                                           12,933                  12,004
  Discontinued operations                                                           (730)                    976
                                                                                ========                ========
                                                                                $ 12,203                $ 12,980
                                                                                ========                ========



                                     The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 1996

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1995.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued a statement establishing accounting standards for the impairment of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. The Company adopted this statement January 1, 1996. Application of the statement did not have a material effect on the Company's consolidated financial statements.


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

         Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         1996          1995
                                                      -----------   ------------

Net income as reported                                $     3,064   $     2,974
     Interest eliminated on assumed conversion
          of 9% convertible subordinated
          debentures, net of tax                               --            25
                                                      -----------   -----------
Total income used for fully diluted
     earnings per share                               $     3,064   $     2,999
                                                      ===========   ===========

Weighted average number of common and
     common equivalent shares                              10,036         9,748
                                                      ===========   ===========
Weighted average number of common
     shares assuming full dilution                         10,241        10,176
                                                      ===========   ===========


NOTE C-DATA BANK

     Costs incurred in the creation of proprietary seismic data are capitalized. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenue. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception for two-dimensional seismic data and within seven years of inception for three-dimensional data, and the final 10% is amortized on a straight-line basis over fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value of each seismic data program is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

NOTE D-OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three months ended March 31, 1996 and 1995, general and administrative costs of $236,000 and $194,000, respectively, have been capitalized to oil and gas properties. For the three months ended March 31, 1996 and 1995, interest costs of $268,000 and $45,000, respectively, have been capitalized to oil and gas properties.

NOTE E-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

1. During the first three months of 1996 and 1995, the Company issued 214,304 and 155,601 shares, respectively, of its common stock upon the conversion and exchange of $1,989,000 and $1,444,000, respectively, of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 and $92,000 during the first three months of 1996 and 1995, respectively, have been charged to additional paid-in capital.

2. During the first three months of 1995, the Company licensed seismic data valued at $500,000 in exchange for the purchase of seismic data for its library.

NOTE F--DISCONTINUED OPERATIONS

     On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations. Accordingly, the Company's consolidated financial statements as of December 31, 1995, were restated to reflect the discontinued operations. Pending disposal or termination of the contracts to supply natural gas, the Company is continuing to honor its obligations under the contracts, and may enter into additional contracts for gas supply and transportation required to honor existing customer contracts; however, the Company will not enter into any new customer contracts. Disposal of all of the contracts is expected to be completed within one year. The net liabilities of discontinued operations at March 31, 1996, consist primarily of accounts payable and accrued liabilities offset by trade receivables and income tax benefits.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

     Total revenue increased 22% during the first quarter of 1996 as compared to the first quarter of 1995. Revenue primarily consists of revenue generated from the seismic business and oil and gas production. Seismic revenue increased from $15,797,000 during the first quarter of 1995 to $17,867,000 during the first quarter of 1996. The increase is primarily attributable to an increase in proprietary data acquisition performed for outside parties by the Company's crew subsidiary. Oil and gas revenue increased from $810,000 in the first quarter of 1995 to $2,385,000 in the first quarter of 1996. The increase in oil and gas revenue is due to more wells being on line in the first quarter of 1996 as compared to the first quarter of 1995. At March 31, 1996, a total of 79 wells were producing as compared to a total of 40 wells at March 31, 1995.

     Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization increased from $6,743,000 during the first quarter of 1995 to $6,990,000 during the first quarter of 1996. As a percentage of revenue from licensing seismic data, data bank amortization was 49% and 44% for the first quarter of 1996 and 1995, respectively. These increases are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

     Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services and oil and gas production. The increase in cost of sales from $347,000 for the first quarter of 1995 to $3,270,000 for the first quarter of 1996 is primarily due to an increase in the cost of sales associated with the acquisition of seismic data for non-affiliated parties. During the first quarter of 1995, the Company's crew subsidiary performed work solely for the Company's seismic data and exploration and production subsidiaries for which no revenue or costs are recognized in the consolidated statement of operations. During the first quarter of 1996, the Company's crew subsidiary performed work for outside parties and the Company's subsidiaries, resulting in revenue and cost of sales being reflected in the consolidated statement of operations for the work performed for outside parties. Additionally, cost of sales associated with oil and gas production increased during the first quarter of 1996 as compared to the same period in 1995 due to the corresponding increase in oil and gas revenue. Revenues from these areas increased from $995,000 during the first quarter of 1995 to $5,784,000 during the first quarter of 1996.

     The Company's selling, general and administrative expenses decreased from $3,749,000 during the first quarter of 1995 to $3,503,000 during the first quarter of 1996. As a percentage of total revenue, these expenses have decreased from 23% for the first quarter of 1995 to 17% for the first quarter of 1996. These decreases are primarily due to on-going cost reduction programs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.333 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require annual principal payments of $10 million beginning December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. The Company used the majority of the proceeds of the Series A and Series B Notes to repay amounts outstanding under its $25 million revolving line of credit, amounts outstanding under a wholly-owned subsidiary's $75 million reducing revolving line of credit, and amounts owed to a seismic contractor. The proceeds of the Series C Notes will be used primarily to fund petroleum exploration and development activities of its wholly-owned subsidiary and for other working capital or general corporate purposes.

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

     During 1996 and 1995, the Company and two of its wholly-owned subsidiaries obtained three separate three-year term loans totaling $1,149,000, two of which bear interest at the rate of 8.413% and one which bears interest at the rate of 7.52%, for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $35,000. The balance outstanding on the loans at May 13, 1996, was $974,000.

     On July 15, 1993, a wholly-owned subsidiary of the Company obtained a $4,300,000, five year term loan bearing interest at the rate of 7.61% for the purchase of a 3D seismic recording system. The debt is secured by such equipment. Monthly principal and interest payments of $86,000 began on August 1, 1993. The balance outstanding on the term loan at May 13, 1996, was $2,061,000.

     During 1994 and 1995, the Company entered into three capital leases which relate to the purchase of a second 3D seismic recording system and a seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $3,287,000 at May 13, 1996.

     From January 1, 1996 through May 13, 1996, the Company received $869,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with the exercises, the Company will also receive approximately $54,000 in tax savings.

     In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

     During the first three months of 1996, cash from operations and proceeds from its Senior Notes funded the third party seismic data creation costs borne by the Company and oil and gas exploration and development costs, as well as taxes, interest expenses, cost of sales and general and administrative expenses. The Company believes its revenues from operating sources and proceeds from its Senior Notes and from the exercise of warrants and options should be sufficient to fund its capital expenditures for 1996, along with expenditures for operating and general and administrative expenses. To the extent these sources are not sufficient to cover the Company's expenses, it would be necessary for the Company to arrange for additional debt or equity financing. There can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.


                          PART II - OTHER INFORMATION
                          ---------------------------


Items 1., 2., 3., 4., and 5.   Not applicable.
- ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Not applicable

(b)  Reports on Form 8-K

     (i) The Registrant filed a Form 8-K on January 2, 1996, disclosing the private placement of $75 million Senior Notes.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SEITEL, INC.





Dated:   May 14, 1996                      /s/  Paul A. Frame
                                           -------------------------------------
                                           Paul A. Frame
                                           President





Dated:   May 14, 1996                      /s/  Debra D. Valice
                                           -------------------------------------
                                           Debra D. Valice
                                           Chief Financial Officer





Dated:  May 14, 1996                       /s/  Marcia H. Kendrick
                                           -------------------------------------
                                           Marcia H. Kendrick
                                           Chief Accounting Officer