Form 10-Q
period 1996-06-30
SEITEL INC
filed 1996-08-14
CIK 750813

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

For the quarterly period ended June 30, 1996
                               -------------

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

As of August 12, 1996 there were 9,969,854 shares of the Company's common stock, par value $.01 per share, outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      INDEX



PART I.   FINANCIAL INFORMATION                                           Page
                                                                        -------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          June 30, 1996 (Unaudited) and December 31, 1995                  3

          Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended June 30,
          1996 and  1995                                                   4


          Consolidated Statements of Operations (Unaudited)
          for the Six Months Ended June 30,
          1996 and  1995                                                   5


          Consolidated Statements of Stockholders'
          Equity (Unaudited) for the Six Months Ended
          June 30,  1996                                                   6


          Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 1996
          and 1995                                                         7


          Notes to Consolidated Interim
          Financial Statements                                             9


          Item 2.  Management's Discussion and
          Analysis of Financial Condition and
          Results of  Operations                                           11


PART II.  OTHER  INFORMATION                                               13


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                               (Unaudited)
                                                                 June 30,       December 31,
                                                                  1996              1995
                                                               ---------         ---------
ASSETS

   Cash and equivalents                                        $  18,902         $   6,242
   Receivables
     Trade                                                        46,839            40,992
     Notes and other                                               1,575             1,289
   Net data bank                                                 107,858           105,369
   Net oil and gas properties                                     74,977            42,424
   Net geophysical and other property and equipment               11,497            10,126
   Prepaid expenses, deferred charges and other assets             4,909             3,125
                                                               ---------         ---------
TOTAL ASSETS                                                   $ 266,557         $ 209,567
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued liabilities                    $  22,288         $  18,422
   Income taxes payable                                              694               227
   Net liabilities of discontinued operations                        383             1,105
   Debt
     Senior Notes                                                 75,000            52,500
     Subordinated debentures                                           -             1,989
     Term Loans                                                    2,933             3,071
   Obligations under capital leases                                3,124             3,723
   Contingent payables                                               279               279
   Deferred income taxes                                           8,592             6,472
   Deferred revenue                                               22,400             1,401
                                                               ---------         ---------
TOTAL LIABILITIES                                                135,693            89,189
                                                               ---------         ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share;
     authorized 5,000,000 shares; none issued                          -                 -
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; issued and
     outstanding 9,764,044 and 9,436,854 at June
     30, 1996 and December 31, 1995, respectively                     98                94
   Additional paid-in capital                                     90,026            85,821
   Retained earnings                                              42,168            35,936
   Treasury stock, 409 and 414 shares at cost at
     June 30,1996 and December 31, 1995, respectively                 (4)               (4)
   Notes receivable from officers and employees                   (1,350)           (1,395)
   Cumulative translation adjustment                                 (74)              (74)
                                                               ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                       130,864           120,378
                                                               ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 266,557         $ 209,567
                                                               =========         =========

                                          The accompanying notes are an integral
                                          part of these  consolidated  financial
                                          statements


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
                                                                 Three Months Ended June 30,
                                                                 ---------------------------
                                                                    1996             1995
                                                                  --------         --------
REVENUE                                                           $ 27,180         $ 22,143

EXPENSES:
   Depreciation, depletion and amortization                         10,111            7,199
   Cost of sales                                                     4,399            4,440
   Selling, general and administrative expenses                      5,346            4,480
   Net interest expense                                                727              912
                                                                  --------         --------
                                                                    20,583           17,031
                                                                  --------         --------

Income from continuing operations before provision
   for income taxes                                                  6,597            5,112

Provision for income taxes                                           2,441            1,891
                                                                  --------         --------

Income from continuing operations                                    4,156            3,221
Income from discontinued operations, net of income
   tax expense of $71                                                    -              120
Loss on disposal of discontinued operations, net of
   income tax benefit of $580                                         (988)               -
                                                                  --------         --------

NET INCOME                                                        $  3,168         $  3,341
                                                                  ========         ========

Earnings per share:
   Primary
     Income from continuing operations                            $    .41         $    .33
     Income from discontinued operations                                 -              .01
     Loss on disposal of discontinued operations                      (.10)               -
                                                                  --------         --------
     Net income                                                   $    .31         $    .34
                                                                  ========         ========
   Assuming full dilution
     Income from continuing operations                            $    .41         $    .32
     Income from discontinued operations                                 -              .01
     Loss on disposal of discontinued operations                      (.10)               -
                                                                  --------         --------
     Net income                                                   $    .31         $    .33
                                                                  ========         ========

Weighted average number of common and common equivalent shares:
   Primary                                                          10,258            9,929
                                                                  ========         ========
   Assuming full dilution                                           10,273           10,170
                                                                  ========         ========

                                          The accompanying notes are an integral
                                          part of these  consolidated  financial
                                          statements.


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    1996             1995
                                                                  --------         --------

REVENUE                                                           $ 47,446         $ 38,751

EXPENSES:
   Depreciation, depletion and amortization                         18,157           14,473
   Cost of sales                                                     7,669            4,787
   Selling, general and administrative expenses                      8,849            8,229
   Net interest expense                                              1,311            1,726
                                                                  --------         --------
                                                                    35,986           29,215
                                                                  --------         --------

Income from continuing operations before provision
   for income taxes                                                 11,460            9,536

Provision for income taxes                                           4,240            3,528
                                                                  --------         --------

Income from continuing operations                                    7,220            6,008
Income from discontinued operations, net of income
   tax expense of $181                                                   -              307
Loss on disposal of discontinued operations, net
   of income tax benefit of $580                                      (988)               -
                                                                  --------         --------

NET INCOME                                                        $  6,232         $  6,315
                                                                  ========         ========

Earnings per share:
   Primary
     Income from continuing operations                            $    .72         $    .62
     Income from discontinued operations                                 -              .03
     Loss on disposal of discontinued operations                      (.10)               -
                                                                  --------         --------
     Net income                                                   $    .62         $    .65
                                                                  ========         ========
   Assuming full dilution
     Income from continuing operations                            $    .71         $    .60
     Income from discontinued operations                                 -              .03
     Loss on disposal of discontinued operations                      (.10)               -
                                                                  --------         --------
     Net income                                                   $    .61         $    .63
                                                                  ========         ========

Weighted average number of common and common equivalent shares:
   Primary                                                          10,131            9,784
                                                                  ========         ========
   Assuming full dilution                                           10,248           10,091
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

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                        Notes
                                        Common Stock      Additional              Treasury Stock     Receivables       Cumulative
                                     -----------------     Paid-in     Retained   ---------------   from Officers     Translation
                                     Shares     Amount     Capital     Earnings   Shares   Amount    & Employees      Adjustments
                                    ---------   ------     -------     --------   ------   ------    -----------      -----------

Balance, December 31, 1992          5,976,472    $  60     $25,672      $12,225      --    $  --        $(2,150)        $  (164)
  Proceeds from issuance of
    common stock                       10,916       --          37           --      --       --             --              --
  Payments received on notes
    receivable from officers
    and employees                          --       --          --           --    (414)      (4)           111              --
  Foreign currency translation
    adjustment                             --       --          --           --      --       --             --              79
  Net income                               --       --          --        5,717      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------
Balance, December 31, 1993          5,987,388       60      25,709       17,942    (414)      (4)        (2,039)            (85)
  Sale of common stock through
    public offering                 1,061,200       11      31,906           --      --       --             --              --
  Proceeds from issuance
    of common stock                   770,364        7       7,280           --      --       --             --              --
  Tax reduction from exercise
    of stock options                       --       --       1,879           --      --       --             --              --
  Conversion and exchanges of
    subordinated debentures         1,006,667       10       8,837           --      --       --             --              --
  Payments received on notes
    receivable from officers
    and employees                          --       --          --           --      --       --            488              --
  Foreign currency translation
    adjustment                             --       --          --           --      --       --             --              13
  Net income                               --       --          --        9,315      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------
Balance, December 31, 1994          8,825,619       88      75,611       27,257    (414)      (4)        (1,551)            (72)
  Proceeds from issuance of
    common stock                      445,939        4       6,894           --      --       --             --              --
  Tax reduction from exercise
    of stock options                       --       --       1,900           --      --       --             --              --
  Conversions and exchanges
    of subordinated debentures        165,296        2       1,416           --      --       --             --              --
  Payments received on notes
    receivable from officers
    and employees                          --       --          --           --      --       --            156              --
  Foreign currency translation
    adjustment                             --       --          --           --      --       --             --              (2)
  Net income                               --       --          --        8,679      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------
Balance, December 31, 1995          9,436,854       94      85,821       35,936    (414)      (4)        (1,395)            (74)
  Proceeds from issuance of
    common stock                      112,886        2       1,959           --       5       --             --              --
  Tax reduction from exercise
    of stock options                       --       --         368           --      --       --             --              --
  Conversions and exchanges of
    subordinated debentures           214,304        2       1,878           --      --       --             --              --
  Payments received on notes
    receivable from officers
    and employees                          --       --          --           --      --       --             45              --
  Net Income                               --       --          --        6,232      --       --             --              --
                                    ---------    -----     -------      -------   -----    -----        -------         -------

Balance, June 30, 1996 (unaudited)  9,764,044    $  98     $90,026      $42,168    (409)   $  (4)       $(1,350)        $   (74)
                                    =========    =====     =======      =======   =====    ======       =======         =======


                                     The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                1996             1995
                                                              --------         --------
Cash flows from operating activities:
   Cash received from customers                               $ 43,789         $ 40,567
   Proceeds from volumetric production payment                  20,000                -
   Cash paid to suppliers and employees                        (23,363)         (18,329)
   Interest paid                                                (1,724)            (503)
   Interest received                                               439               13
   Income taxes paid                                              (800)          (2,452)
                                                              --------         --------
     Net cash provided by operating activities                  38,341           19,296
                                                              --------         --------

Cash flows from investing activities:
   Cash invested in seismic data                               (14,008)         (27,376)
   Cash invested in oil and gas properties                     (32,479)         (12,261)
   Cash paid to acquire property and equipment                  (3,100)            (761)
   Cash from disposal of property and equipment                     59                -
   Advances made to oil and gas joint venture partner                -           (1,142)
   Collections on loans made                                        94                -
                                                              --------         --------
     Net cash used in investing activities                     (49,434)         (41,540)
                                                              --------         --------

Cash flows from financing activities:
   Borrowings under line of credit agreements                        -           41,489
   Principal payments under line of credit                           -          (23,019)
   Borrowings under term loan                                      433                -
   Principal payments on term loans                               (571)            (398)
   Principal payments on capital lease obligations                (640)            (751)
   Payments on notes receivable from officers and employees         45                -
   Proceeds from issuance of senior notes                       22,500                -
   Proceeds from issuance of common stock                        1,970            5,173
   Costs of debt and equity transactions                           (36)             (45)
                                                              --------         --------
     Net cash provided by financing activities                  23,701           22,449
                                                              --------         --------

Effect of exchange rate changes                                   (182)               -
                                                              --------         --------

Net increase in cash and equivalents                            12,426              205

Cash and cash equivalents at beginning of period:
   Continuing operations                                         6,242              846
   Discontinued operations                                         234              695
                                                              --------         --------
     Total cash and equivalents at beginning of period           6,476            1,541
                                                              --------         --------

Cash and cash equivalents at end of period:
   Continuing operations                                        18,902            1,621
   Discontinued operations                                           -              125
                                                              --------         --------
     Total cash and equivalents at end of period              $ 18,902         $  1,746
                                                              ========         ========

                                          The accompanying notes are an integral
                                          part of these  consolidated  financial
                                          statements.


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)
                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                               1996             1995
                                                                             --------         --------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                   $  6,232         $  6,315
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization                                    18,619           14,708
   Loss (income) from discontinued operations, net of tax                         988             (307)
   Non-cash sales (Note E)                                                          -           (1,000)
   Gain on sale of property and equipment                                         (22)               -
   Increase in receivables                                                     (6,227)          (4,735)
   Increase in other assets                                                    (2,021)          (1,662)
   Proceeds from volumetric production payment                                 20,000                -
   Increase in other liabilities                                                2,715            5,411
                                                                             --------         --------
     Total adjustments                                                         34,052           12,415

Net cash provided by (used in) operating activities of:
   Continuing operations                                                       40,284           18,730
   Discontinued operations                                                     (1,943)             566
                                                                             --------         --------
                                                                             $ 38,341         $ 19,296
                                                                             ========         ========


                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 1996

NOTE A-BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1995.


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

         Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                            Three Months    Six Months
                                                               Ended           Ended
                                                              June 30,        June 30,
                                                                1995           1995
                                                              --------       --------
Net income as reported                                        $ 3,341        $ 6,315
Interest eliminated on assumed conversion of 9%
   convertible subordinated debentures                             25             50
                                                              -------        -------
Total income used for fully diluted earnings per share        $ 3,366        $ 6,365
                                                              =======        =======
Weighted average number of common and
   common equivalent shares                                     9,929          9,784
                                                              =======        =======
Weighted average number of common shares-
   assuming full dilution                                      10,170         10,091
                                                              =======        =======

NOTE C-DATA BANK

         Costs incurred in the creation of proprietary seismic data are capitalized. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of ultimate revenue. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception for two-dimensional seismic data and within seven years of inception for three-dimensional seismic data, and the final 10% is amortized on a straight-line basis over fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value of each seismic data program is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized, are capitalized. For the six months ended June 30, 1996 and 1995, general and administrative costs of $506,000 and $401,000, respectively, have been capitalized to oil and gas properties. For the six months ended June 30, 1996 and 1995, interest costs of $642,000 and $304,000, respectively, have been capitalized to oil and gas properties.

         In June 1996, the Company's exploration and production subsidiary, along with certain general partnerships for which it acts as managing partner and in which certain officers, directors and employees of the Company and members of their immediate families are partners, acquired an additional 30% working interest in certain oil and gas properties for $26.5 million in cash. The Company's subsidiary acquired a working interest of approximately 28.5%, and such partnerships acquired a working interest of approximately 1.5%. The Company previously owned a 19% working interest in such properties and such partnerships owned a 1% working interest. At the same time, the Company sold a volumetric production payment for $20 million to certain limited partnerships. Under the terms of the production payment agreements, the Company conveyed a real property interest of approximately 8 billion cubic feet of certain natural gas and approximately 380,000 barrels of other hydrocarbons to the purchaser. The Company retains responsibility for its working interest share of the cost of operations. The proceeds of the sale were applied toward the acquisition cost of the oil and gas properties. The Company accounted for the proceeds received in the transaction as deferred revenue which will be amortized into revenue and income as natural gas and other hydrocarbons are produced and delivered during the term of the volumetric production payment agreements.

NOTE E-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

     1. During the first six months of 1996 and 1995, the Company issued 214,304 and 157,216 shares, respectively, of its common stock upon the conversion and exchange of $1,989,000 and $1,457,000, respectively, of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 and $93,000 during the first six months of 1996 and 1995, respectively, have been charged to additional paid-in-capital.

     2. During the first six months of 1995, the Company licensed seismic data valued at $1,000,000, in exchange for the purchase of seismic data for its library.


NOTE F--DISCONTINUED OPERATIONS

         On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations. Accordingly, the Company's consolidated financial statements as of December 31, 1995, were restated to reflect the discontinued operations. Effective August 1, 1996, the Company assigned substantially all of its contracts to purchase and supply natural gas to a retail energy marketer. During the quarter ended June 30, 1996, the Company recorded an additional loss from discontinued operations of $988,000, which is net of an income tax benefit of $580,000, primarily due to changes in market prices to purchase gas supply. The net liabilities of discontinued operations at June 30, 1996, consist primarily of accounts payable and accrued liabilities offset by trade receivables and income tax benefits.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

         Total revenue increased 23% and 22% during the second quarter and first six months of 1996, respectively, as compared to the second quarter and first six months of 1995. Revenue primarily consists of revenue generated from the seismic business and oil and gas production. Seismic revenue increased from $21,193,000 during the second quarter of 1995 to $23,419,000 during the second quarter of 1996, primarily due to an increase in revenue generated from the licensing of seismic data currently in the Company's library. The increase in seismic revenue from $36,991,000 during the first six months of 1995 to $41,300,000 during the first six months of 1996 is primarily attributable to an increase in proprietary data acquisition performed for outside parties by the Company's crew subsidiary. Oil and gas revenue increased from $950,000 in the second quarter of 1995 to $3,761,000 in the second quarter of 1996 and increased from $1,760,000 in the first six months of 1995 to $6,146,000 in the first six months of 1996. These increases in oil and gas revenue are due to more wells being on line during the 1996 periods as compared to the 1995 periods and due to higher prices being received on oil and gas production. At June 30, 1996, a total of 82 wells were producing as compared to a total of 45 wells at June 30, 1996.

         Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization increased from $6,637,000 during the second quarter of 1995 to $8,498,000 during the second quarter of 1996 and increased from $13,380,000 to $15,488,000 for the first six months of 1995 and 1996, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 44% and 48% for the second quarter of 1995 and 1996, respectively, and 44% and 49% for the first six months of 1995 and 1996, respectively. These changes are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

         Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, and oil and gas production. Cost of sales decreased from $4,440,000 to $4,399,000 for the second quarter of 1995 and 1996, respectively, and increased from
$4,787,000  to   $7,669,000   for  the  first  six  months  of  1995  and  1996,
respectively. The increase in cost of sales for the first half of 1996 is primarily due to an increase in the cost of sales associated with the acquisition of seismic data for non-affiliated parties that occurred in the first quarter of 1996. During the first quarter of 1995, the Company's crew subsidiary performed work solely for the Company's seismic data and exploration and production subsidiaries for which no revenue or costs are recognized in the consolidated statement of operations. During the first quarter of 1996, the Company's crew subsidiary performed work for outside parties and the Company's subsidiaries, resulting in revenue and cost of sales being reflected in the consolidated statement of operations for the work performed for outside parties. During the second quarter of 1996, the mix of work performed by the Company's crew subsidiary was similar to the second quarter of 1995 and resulted in a minimal change in the cost of sales. Additionally, cost of sales associated with oil and gas production increased during the second quarter and first half of 1996 as compared to the same periods in 1995 due to the corresponding increase in oil and gas revenue. Revenues from these areas increased from $6,849,000, to $9,239,000 during the second quarter of 1995 and 1996, respectively, and increased from $7,844,000 to $15,036,000 during the first six months of 1995 and 1996, respectively.

         The Company's selling, general and administrative expenses increased during the 1996 periods as compared to the 1995 periods primarily as a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses were 20% for the second quarter of 1995 and 1996, and decreased from 21% for the first six months of 1995 to 19% for the first six months of 1996.

         The decrease in net interest expense during the 1996 periods as compared to the 1995 periods is primarily due to an increase in interest income earned on the investment of increased cash balances.

         On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations.

Accordingly, the Company's consolidated financial statements as of December 31, 1995, were restated to reflect the discontinued operations. Effective August 1, 1996, the Company assigned substantially all of its contracts to purchase and supply natural gas to a retail energy marketer. During the quarter ended June 30, 1996, the Company recorded an additional loss from discontinued operations of $988,000, which is net of an income tax benefit of $580,000, primarily due to changes in market prices to purchase gas supply; such loss represents the final charge related to the discontinued operations.

         On July 3, 1996, the Company acquired a 50% equity interest in Energy Research International ("ERI"), a holding company which wholly owns two marine seismic companies, Horizon Exploration Limited and Horizon Seismic Inc. Beginning July 3, 1996, financial results from the Company's equity interest in ERI will be included in the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.333 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require annual principal payments of $10 million beginning December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. The Company used the majority of the proceeds of the Series A and Series B Notes to repay amounts outstanding under a $25 million revolving line of credit, amounts outstanding under a wholly-owned subsidiary's $75 million reducing revolving line of credit, and amounts owed to a seismic contractor. The proceeds of the Series C Notes are being used primarily to fund petroleum exploration and development activities of its wholly-owned subsidiary and for other working capital or general corporate purposes.

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

         On July 22, 1996, the Company entered into an agreement with The First National Bank of Chicago for a $25,000,000 unsecured revolving line of credit facility. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. While the company has no amounts outstanding under the facility at this time, pursuant to the interest rate pricing structure, $25,000,000 currently could be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on July 22, 1999.

         On July 9, 1996, a wholly-owned subsidiary of the Company obtained two term loans aggregating $7,264,000 for the purchase of land and marine seismic equipment which secures the debt. The first term loan has a principal amount of $5,902,000, is for a term of five years and bears interest at the rate of 8%. Monthly principal and interest payments total $120,000. The balance outstanding on this loan at August 12, 1996 was $5,822,000. The second term loan has a principal amount of $1,362,000, is for a term of three years and bears interest at the rate of 8.06%. Monthly principal and interest payments on the second term loan total $43,000. The balance outstanding on this loan at August 12, 1996 was $918,000. The Company expects to draw the remaining principal amount of $444,000 by the end of August, 1996.

         Prior to the second quarter of 1996, the Company and two of its wholly-owned subsidiaries obtained four separate term loans totaling $5,449,000, three of which have a three year term and one which has a five year term. Two of the loans bear interest at the rate of 8.413%, one at the rate of 7.61% and one at the rate of 7.52%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $121,000. The balance outstanding on the loans at August 12, 1996, was $2,726,000.

         During 1994 and 1995, the Company and one of its wholly-owned subsidiaries entered into three capital leases which relate to the purchase of a second 3D seismic recording system and a seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $3,009,000 at August 12, 1996.

         From January 1, 1996 through August 12, 1996, the Company received $3,609,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with the exercises, the Company will also receive approximately $489,000 in tax savings.

         In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

         During the first six months of 1996, cash from operations and proceeds from its Senior Notes, the exercise of common stock purchase warrants and options, and the volumetric production payment funded the third party seismic data creation costs borne by the Company and oil and gas exploration and development costs, as well as taxes, interest expenses, cost of sales and general and administrative expenses. The Company believes its revenues from operating sources, remaining proceeds from its Senior Notes and proceeds from the exercise of warrants and options, combined with its available line of credit, should be sufficient to fund its capital expenditures for 1996, along with expenditures for operating and general and administrative expenses. To the extent these sources are not sufficient to cover the Company's expenses, it would be necessary for the Company to arrange for additional debt or equity financing. There can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  LEGAL PROCEEDINGS.
- ---------------------------

         As previously reported by the Company in its Quarterly Report or Form 10-Q for the quarter ended March 31, 1996, on May 25, 1995, Seitel Geophysical, Inc. ("SGI"), a wholly-owned subsidiary of the Company, filed suit in United States District Court for the Eastern District of Louisiana against Greenhill
Petroleum Corporation ("Greenhill") for breach of contract. SGI sought to recover approximately $1.4 million owed by Greenhill to SGI for seismic data acquisition services provided to Greenhill by SGI in 1994 in connection with a 3D seismic data shoot in southern Louisiana. Greenhill generally denied SGI's allegations and asserted counter-claims against SGI. Prior to SGI bringing the suit against Greenhill, Greenhill had already paid SGI in excess of $7 million under the contract, and SGI had provided the seismic data acquired under the contract to Greenhill. This lawsuit was tried in late May, 1996, and judgment was entered on June 10, 1996 in favor of SGI for damages of approximately $940,000, including legal fees, expenses, and pre-judgment interest. The trial court denied all of Greenhill's counter-claims against SGI. Greenhill is appealing this judgment. Post-judgment interest based on the rate of one year Treasury Bills (currently 5.62%) is accruing on the full amount of the judgment. While the outcome of this appeal cannot be predicted with certainty, the Company believes that the trial court's award will be upheld.

Items 2., 3., 4., and 5.   Not applicable.
- ------------------------

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a)  EXHIBITS
     --------

     10.1 Statement of Amendments effective November 29, 1995, to the Seitel, Inc. 1993 Incentive Stock Option Plan.

     10.2 Statement of Amendments effective April 22, 1996, to the Seitel, Inc. 1993 Incentive Stock Option Plan.

     10.3 Seitel, Inc. Non-Employee Directors' Deferred Compensation Plan.

     10.4 Loan and Security Agreement dated as of July 9, 1996, between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and NationsBanc Leasing Corporation of North Carolina.

     10.5 Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago.

(b)  Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEITEL, INC.





Dated:   August 13, 1996                /s/ Paul A. Frame
                                        -----------------
                                        Paul A. Frame
                                        President and Chief Executive Officer





Dated:   August 13, 1996                /s/ Debra D. Valice
                                        -------------------
                                        Debra D. Valice
                                        Chief Financial Officer





Dated:   August 13, 1996                /s/ Marcia H. Kendrick
                                        ----------------------
                                        Marcia H. Kendrick
                                        Chief Accounting Officer

                               EXHIBIT INDEX                              Page

10.1      Statement of Amendments effective November 29, 1995,             17
          to the Seitel, Inc. 1993 Incentive Stock Option Plan.


10.2      Statement of Amendments effective April 22, 1996,                18
          to the Seitel, Inc. 1993 Incentive Stock Option Plan.


10.3      Seitel, Inc. Non-Employee Directors' Deferred                    19
          Compensation Plan.


10.4      Loan and Security Agreement dated as of July 9, 1996,            26
          between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and NationsBanc Leasing Corporation of North Carolina.


10.5      Revolving Credit Agreement dated as of July 22, 1996,            73
          among Seitel, Inc. and The First National Bank of Chicago.


Ex-27     Financial Data Schedule for Quarter Ended June 30, 1996          200