Form 10-Q
period 1996-09-30
SEITEL INC
filed 1996-11-13
CIK 750813

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period               to              .
                               -------------    -------------

Commission File Number 0-14488
                       -------

                                  Seitel, Inc.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                          76-0025431
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

50 Briar Hollow Lane
West Building, 7th Floor
Houston, Texas                                              77027
--------------------------------                 --------------------------
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

As of November 11, 1996 there were 10,015,539 shares of the Company's common stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX



PART I. FINANCIAL INFORMATION                                            Page
                                                                      ----------

     Item 1. Financial Statements

     Consolidated   Balance  Sheets  as  of  September  30,  1996
     (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . 3

     Consolidated  Statements of Operations  (Unaudited) for the Three
     Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . 4

     Consolidated  Statements of Operations  (Unaudited)  for the Nine
     Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . 5

     Consolidated  Statements of Stockholders' Equity (Unaudited)
     for the Nine Months Ended September 30, 1996. . . . . . . . . . . . . 6

     Consolidated  Statements of Cash Flows  (Unaudited)  for the
     Nine Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . 7

     Notes to Consolidated Interim Financial Statements. . . . . . . . . . 9

     Item 2.  Management's  Discussion  and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .11

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .14

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                         (Unaudited)
                                                                        September 30,    December 31,
                                                                             1996            1995
                                                                          ----------      ----------
ASSETS

   Cash and equivalents                                                   $  19,721       $   6,242
   Receivables
     Trade                                                                   44,494          40,992
     Notes and other                                                          3,432           1,289
   Net assets of discontinued operations                                      1,165               -
   Net data bank                                                            116,032         105,369
   Net oil and gas properties, full cost method                              83,257          42,424
   Net geophysical and other property and equipment                          15,188          10,126
   Investment in affiliate                                                    3,785               -
   Prepaid expenses, deferred charges and other assets                        2,694           3,125
                                                                          ---------       ---------
TOTAL ASSETS                                                              $ 289,768       $ 209,567
                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued liabilities                               $  28,299       $  18,422
   Income taxes payable                                                       1,128             227
   Net liabilities of discontinued operations                                     -           1,105
   Debt
     Senior Notes                                                            75,000          52,500
     Subordinated debentures                                                      -           1,989
     Term Loans                                                               9,724           3,071
   Obligations under capital leases                                           2,794           3,723
   Contingent payables                                                          279             279
   Deferred income taxes                                                     10,010           6,472
   Deferred revenue                                                          20,690           1,401
                                                                          ---------       ---------
TOTAL LIABILITIES                                                           147,924          89,189
                                                                          ---------       ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized                          -               -
     5,000,000 shares; none issued
   Common stock, par value $.01 per share;  authorized
     20,000,000 shares; issued and outstanding
     10,001,690 and 9,436,854 at September 30, 1996
     and December 31, 1995, respectively                                        100              94
   Additional paid-in capital                                                95,955          85,821
   Retained earnings                                                         46,997          35,936
   Treasury stock, 409 and 414 shares at cost at September
     30, 1996 and December 31, 1995, respectively                                (4)             (4)
   Notes receivable from officers and employees                              (1,205)         (1,395)
   Cumulative translation adjustment                                              1             (74)
                                                                          ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                  141,844         120,378
                                                                          ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 289,768       $ 209,567
                                                                          =========       =========

                                        The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                            Three Months Ended
                                                               September 30,
                                                         ------------------------
                                                            1996           1995
                                                         ---------      ---------

REVENUE                                                   $30,307        $17,873

EXPENSES:
   Depreciation, depletion and amortization                10,824          5,922
   Cost of sales                                            5,873          3,966
   Selling, general and administrative expenses             5,187          4,054
   Net interest expense                                       761            617
                                                          -------        -------
                                                           22,645         14,559
                                                          -------        -------

Equity in earnings of affiliate                                 3              -
                                                          -------        -------

Income from continuing operations before provision
   for income taxes                                         7,665          3,314

Provision for income taxes                                  2,836          1,226
                                                          -------        -------

Income from continuing operations                           4,829          2,088

Income from discontinued operations, net of
   income tax benefit of $55                                    -             94
                                                          -------        -------

NET INCOME                                                $ 4,829        $ 2,182
                                                          =======        =======

Earnings per share:
   Primary:
     Income from continuing operations                    $   .45        $   .21
     Income from discontinued operations                        -            .01
                                                          =======        =======
     Net income                                           $   .45        $   .22
                                                          =======        =======

   Assuming full dilution:
     Income from continuing operations                    $   .44        $   .21
     Income from discontinued operations                        -            .01
                                                          =======        =======
     Net income                                           $   .44        $   .22
                                                          =======        =======

Weighted average number of common and common
   equivalent shares:
   Primary                                                 10,825          9,940
                                                          =======        =======
   Assuming full dilution                                  10,893         10,235
                                                          =======        =======


                                        The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                           Nine Months Ended
                                                              September 30,
                                                      ---------------------------
                                                         1996             1995
                                                      ----------       ----------
REVENUE                                                $ 77,753         $ 56,624

EXPENSES:
   Depreciation, depletion and amortization              28,981           20,395
   Cost of sales                                         13,542            8,753
   Selling, general and administrative expenses          14,036           12,283
   Net interest expense                                   2,072            2,343
                                                       --------         --------
                                                         58,631           43,774
                                                       --------         --------

Equity in earnings of affiliate                               3                -
                                                       --------         --------

Income from continuing operations before provision
   for income taxes                                      19,125           12,850

Provision for income taxes                                7,076            4,754
                                                       --------         --------

Income from continuing operations                        12,049            8,096

Income from discontinued operations, net of income
   tax expense of $236                                        -              401
Loss on disposal of discontinued operations, net
   of income tax benefit of $580                           (988)               -
                                                       --------         --------

NET INCOME                                             $ 11,061         $  8,497
                                                       ========         ========

Earnings per share:
   Primary
     Income from continuing operations                 $   1.16         $    .82
     Income from discontinued operations                      -              .04
     Loss on disposal of discontinued operations           (.09)               -
                                                       --------         --------
     Net income                                        $   1.07         $    .86
                                                       ========         ========
   Assuming full dilution
     Income from continuing operations                 $   1.12         $    .81
     Income from discontinued operations                      -              .04
     Loss on disposal of discontinued operations           (.09)               -
                                                       --------         --------
     Net income                                        $   1.03         $    .85
                                                       ========         ========

Weighted average number of common and common
   equivalent shares:
   Primary                                               10,382            9,853
                                                       ========         ========
   Assuming full dilution                                10,705           10,105
                                                       ========         ========


                                        The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                              Notes
                                                     Common Stock      Additional          Treasury Stock  Receivable     Cumulative
                                                 -------------------    Paid-In  Retained  -------------- from Officers  Translation
                                                   Shares    Amount     Capital  Earnings  Shares  Amount  & Employees   Adjustments
                                                 ----------  -------    -------- --------  ------  ------  -----------   -----------
Balance, December 31, 1992                        5,976,472    $ 60     $25,672    $12,225        -    $ -   $(2,150)     $ (164)
   Proceeds from issuance of common stock            10,916       -          37          -        -      -         -           -
   Payments received on notes receivable from
     officers and employees                               -       -           -          -     (414)    (4)      111           -
   Foreign currency translation adjustment                -       -           -          -        -      -         -          79
   Net income                                             -       -           -      5,717        -      -         -           -
                                                 ----------    ----     -------    -------    -----    ---   -------      ------
Balance, December 31, 1993                        5,987,388      60      25,709     17,942     (414)    (4)   (2,039)        (85)
   Sale of common stock through public offering   1,061,200      11      31,906          -        -      -         -           -
   Proceeds from issuance of common stock           770,364       7       7,280          -        -      -         -           -
   Tax reduction from exercise of stock options           -       -       1,879          -        -      -         -           -
   Conversion and exchanges of
     subordinated debentures                      1,006,667      10       8,837          -        -      -         -           -
   Payments received on notes receivable
     from officers and employees                          -       -           -          -        -      -       488           -
   Foreign currency translation adjustment                -       -           -          -        -      -         -          13
   Net income                                             -       -           -      9,315        -      -         -           -
                                                 ----------    ----     -------    -------    -----    ---   -------      ------
Balance, December 31, 1994                        8,825,619      88      75,611     27,257     (414)    (4)   (1,551)        (72)
   Proceeds from issuance of common stock           445,939       4       6,894          -        -      -         -           -
   Tax reduction from exercise of stock options           -       -       1,900          -        -      -         -           -
   Conversions and exchanges of
     subordinated debentures                        165,296       2       1,416          -        -      -         -           -
   Payments received on notes receivable
     from officers and employees                          -       -           -          -        -      -       156           -
   Foreign currency translation adjustment                -       -           -          -        -      -         -          (2)
   Net income                                             -       -           -      8,679        -      -         -           -
                                                 ----------    ----     -------    -------    -----    ---   -------      ------
Balance, December 31, 1995                        9,436,854      94      85,821     35,936     (414)    (4)   (1,395)        (74)
   Proceeds from issuance of common stock           218,457       3       4,105          -        5      -         -           -
   Acquisition of equity interest in affiliate      132,075       1       3,499          -        -      -         -           -
   Tax reduction from exercise of stock options           -       -         652          -        -      -         -           -
   Conversions and exchanges of
     subordinated debentures                        214,304       2       1,878          -        -      -         -           -
   Payments received on notes receivable from
     officers and employees                               -       -           -          -        -      -       190           -
   Foreign currency translation adjustment                -       -           -          -        -      -         -          75
   Net Income                                             -       -           -     11,061        -      -         -           -
                                                 ----------    ----     -------    -------     ----    ---   -------      ------

Balance, September 30, 1996 (unaudited)          10,001,690    $100     $95,955    $46,997     (409)   $(4)  $(1,205)     $    1
                                                 ==========    ====     =======    =======     ====    ===   =======      ======

                                     The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                  Nine Months Ended
                                                                     September 30,
                                                              ------------------------
                                                                1996            1995
                                                              --------        --------
Cash flows from operating activities:
   Cash received from customers                               $ 75,366        $ 55,547
   Proceeds from volumetric production payment                  19,000               -
   Cash paid to suppliers and employees                        (30,590)        (26,981)
   Interest paid                                                (2,031)           (978)
   Interest received                                               810              81
   Income taxes paid                                            (1,500)         (2,452)
                                                              --------        --------
     Net cash provided by operating activities                  61,055          25,217
                                                              --------        --------

Cash flows from investing activities:
   Cash invested in seismic data                               (28,420)        (32,653)
   Cash invested in oil and gas properties                     (41,215)        (15,606)
   Cash paid to acquire property and equipment                  (8,070)           (935)
   Cash from disposal of property and equipment                     59               -
   Advances made to oil and gas joint venture partner                -          (1,142)
   Collections on loans made                                       208               -
   Loan made to unconsolidated affiliate                        (2,000)              -
   Cost of investment made in unconsolidated affiliate            (109)              -
                                                              --------        --------
     Net cash used in investing activities                     (79,547)        (50,336)
                                                              --------        --------

Cash flows from financing activities:
   Borrowings under line of credit agreements                        -          66,524
   Principal payments under line of credit                           -         (44,985)
   Borrowings under term loans                                   7,697               -
   Principal payments on term loans                             (1,044)           (636)
   Principal payments on capital lease obligations                (970)         (1,057)
   Proceeds from issuance of senior notes                       22,500               -
   Proceeds from issuance of common stock                        4,134           5,499
   Costs of debt and equity transactions                          (851)            (62)
   Payments on receivables from officers and employees             190              88
                                                              --------        --------
     Net cash provided by financing activities                  31,656          25,371
                                                              --------        --------

Effect of exchange rate changes                                     81               -
                                                              --------        --------

Net increase in cash and equivalents                            13,245             252

Cash and cash equivalents at beginning of period:
   Continuing operations                                         6,242             846
   Discontinued operations                                         234             695
                                                              --------        --------
     Total cash and equivalents at beginning of period           6,476           1,541
                                                              --------        --------

Cash and cash equivalents at end of period:
   Continuing operations                                        19,721           1,506
   Discontinued operations                                           -             287
                                                              --------        --------
     Total cash and equivalents at end of period              $ 19,721        $  1,793
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

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                  ---------------------
                                                                    1996         1995
                                                                  --------     --------
Reconciliation of net income to net cash provided
   by operating activities:
Net income                                                        $ 11,061     $  8,497
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Loss (income) from discontinued operations, net of tax              988         (401)
   Equity in earnings of affiliate                                      (3)           -
   Depreciation, depletion and amortization                         29,713       20,834
   Non-cash sales (Note F)                                               -       (1,404)
   Gain on sale of property and equipment                              (22)           -
   Amortization of deferred revenue                                 (2,925)           -
   Increase in receivables                                          (3,000)      (8,895)
   Decrease (increase) in other assets                                 378       (1,315)
   Proceeds from volumetric production payment                      19,000            -
   Increase in other liabilities                                     9,356        8,393
                                                                  --------     --------
     Total adjustments                                              53,485       17,212

Net cash provided by (used in) operating activities of:
   Continuing operations                                            64,546       25,709
   Discontinued operations                                          (3,491)        (492)
                                                                  --------     --------
                                                                  $ 61,055     $ 25,217
                                                                  ========     ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 1996

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1995.

NOTE B-EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective periods, including common equivalent shares applicable to assumed exercise of stock options and warrants when such common stock equivalents are dilutive, and the Company's other potentially dilutive securities.

         For the 1996 periods, there were no adjustments to net income to determine earnings per share. For the 1995 periods, earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                       Three Months     Nine Months
                                                          Ended           Ended
                                                       September 30,   September 30,
                                                           1995             1995
                                                         ---------       ---------
Net income as reported                                    $ 2,182         $ 8,497
Interest eliminated on assumed conversion of 9%
    convertible subordinated debentures                        24              72
                                                          -------         -------

Total income used for fully diluted earnings per share    $ 2,206         $ 8,569
                                                          =======         =======

Weighted average number of common and
    common equivalent shares                                9,940           9,853
                                                          =======         =======

Weighted average number of common shares-
    assuming full dilution                                 10,235          10,105
                                                          =======         =======

NOTE C-DATA BANK

         Costs incurred in the creation of proprietary seismic data are capitalized. Seismic data costs are amortized for each seismic data program in the proportion that the program's revenue for a period relates to management's estimate of the program's ultimate revenue. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception for two-dimensional seismic data and within seven years of inception for three-dimensional seismic data, and the final 10% is amortized on a straight-line basis over the next fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value of seismic data programs are compared to their estimated future revenue and, if appropriate, are reduced to their estimated net realizable value.

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the nine months ended September 30, 1996 and 1995, general and administrative costs of $800,000 and $628,000 respectively, have been capitalized to oil and gas properties. For the nine months ended September 30, 1996 and 1995, interest costs of $1,074,000 and $543,000, respectively, have been capitalized to oil and gas properties.

         In June 1996, the Company's exploration and production subsidiary acquired an additional 28.5% working interest in certain oil and gas properties for approximately $25.2 million in cash. The Company previously owned a 19% working interest in such properties. At the same time, the Company sold a volumetric production payment for $19 million to certain limited partnerships. Under the terms of the production payment agreements, the Company conveyed a real property interest of approximately 7.6 billion cubic feet of certain natural gas and approximately 360,000 barrels of other hydrocarbons to the purchasers. The Company retains responsibility for its working interest share of the cost of operations. The proceeds of the sale were applied toward the acquisition cost of the oil and gas properties. The Company accounted for the proceeds received in the transaction as deferred revenue which will be amortized into revenue and income as natural gas and other hydrocarbons are produced and delivered during the term of the volumetric production payment agreements.

NOTE E--DISCONTINUED OPERATIONS

         On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations. Accordingly, the Company's consolidated financial statements as of December 31, 1995, were restated to reflect the discontinued operations. Effective August 1, 1996, the Company assigned substantially all of its contracts to purchase and supply natural gas to a retail energy marketer. During the nine months ended September 30, 1996, the Company recorded an additional loss from discontinued operations of $988,000, which is net of an income tax benefit of $580,000, primarily due to changes in market prices to purchase gas supply. The net assets of discontinued operations at September 30, 1996, consist primarily of trade receivables and income tax benefits offset by accounts payable and accrued liabilities.

NOTE F-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

     1. During the first nine months of 1996 and 1995, the Company issued 214,304 and 161,526 shares, respectively, of its common stock upon the conversion and exchange of $1,989,000 and $1,499,000 respectively, of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 and $95,000 during the first nine months of 1996 and 1995, respectively, have been charged to additional paid-in-capital.

     2. During the first nine months of 1996, the Company issued 132,075 shares of its common stock in exchange for a 50% equity interest in a marine seismic company.

     3. During the first nine months of 1995, the Company licensed seismic data valued at $1,404,000 in exchange for the purchase of seismic data for its library.

     4. During the first nine months of 1995, the Company acquired $330,000 of property and equipment by incurring a directly related note payable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

         Total revenue increased 70% and 37% during the third quarter and first nine months of 1996, respectively, as compared to the third quarter and first nine months of 1995. Revenue primarily consists of revenue generated from the seismic business and oil and gas production.

         Seismic revenue increased from $16,002,000 during the third quarter of 1995 to $24,090,000 during the third quarter of 1996 and increased from $52,993,000 during the first nine months of 1995 to $65,390,000 during the first nine months of 1996. These increases are primarily attributable to an increase in demand for three-dimensional seismic data resulting in an increase in proprietary data acquisition performed for non-affiliated parties by the Company's crew subsidiary and licensing of data from the Company's data bank.

         Oil and gas revenue increased from $1,871,000 during the third quarter of 1995 to $6,217,000 during the third quarter of 1996 and increased from $3,631,000 during the first nine months of 1995 to $12,363,000 during the first nine months of 1996. These increases in oil and gas revenue are primarily due to higher production resulting from more wells being on line in the 1996 periods (87 wells at September 30, 1996) as compared to the 1995 periods (61 wells at September 30, 1995), and increased revenue interest in certain wells. Net production of oil and gas increased from 81,000 barrels and 542 million cubic feet (mmcf) for the third quarter of 1995 to 129,000 barrels and 1,813 mmcf for the third quarter of 1996 and increased from 165,000 barrels and 851 mmcf for the first nine months of 1995 to 261,000 barrels and 3,310 mmcf for the first nine months of 1996. Additionally, average oil prices increased from $13.06 to $17.49 per barrel for the third quarter of 1995 and 1996, respectively, and increased from $12.83 to $18.91 per barrel for the first nine months of 1995 and 1996, respectively. Average gas prices increased from $1.27 to $2.13 per mcf for the third quarter of 1995 and 1996, respectively, and increased from $1.39 to $2.16 per mcf for the first nine months of 1995 and 1996, respectively.

         Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization increased from $5,149,000 during the third quarter of 1995 to $8,220,000 during the third quarter of 1996 and increased from $18,529,000 to $23,708,000 for the first nine months of 1995 and 1996, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 44% and 47% for the third quarter of 1995 and 1996, respectively, and 44% and 48% for the first nine months of 1995 and 1996, respectively. These changes are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

         Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, and oil and gas production. The increase in cost of sales from $3,966,000 to $5,873,000 for the third quarter of 1995 and 1996, respectively, and from $8,753,000 to $13,542,000 for the first nine months of 1995 and 1996, respectively, is due to the corresponding increase in revenues from these areas. Revenues from these areas increased from $5,951,000, to $12,511,000 during the third quarter of 1995 and 1996, respectively, and increased from $13,795,000 to $27,547,000 during the first nine months of 1995 and 1996, respectively.

         The Company's selling, general and administrative expenses increased during the 1996 periods as compared to the 1995 periods primarily as a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses decreased from 23% for the third quarter of 1995 to 17% for the third quarter of 1996, and from 22% for the first nine months of 1995 to 18% for the first nine months of 1996. These decreases are primarily due to ongoing cost reduction programs.

         The decrease in net interest expense during the first nine months of 1996 as compared to the first nine months of 1995 is primarily due to an increase in interest income earned on the investment of increased cash balances.

         On July 3, 1996, the Company acquired a 50% equity interest in Energy Research International ("ERI"), a holding company which wholly owns two marine seismic companies, Horizon Exploration Limited and Horizon Seismic Inc. This investment provides the Company with greater access to offshore vessels to better meet the demand for new marine seismic data. When ERI performs work for Seitel, the intercompany profits earned by ERI will be eliminated in order to determine Seitel's share of ERI's earnings. This elimination of intercompany profits will reduce Seitel's data bank costs which should ultimately result in a higher return on the seismic data. During the third quarter of 1996, ERI was acquiring seismic data in the Gulf of Mexico for the Company's seismic data subsidiary. Consequently, the profits earned by ERI on this work were eliminated to determine the Company's share of ERI's earnings for the third quarter. The Company's data bank costs were also reduced by the amount of the intercompany profit. The Company's equity interest in the earnings of ERI since July 3, 1996, was immaterial after elimination of all intercompany transactions.

         On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations. Accordingly, the Company's consolidated financial statements as of December 31, 1995, were restated to reflect the discontinued operations. Effective August 1, 1996, the Company assigned substantially all of its contracts to purchase and supply natural gas to a retail energy marketer. During the nine months ended September 30, 1996, the Company recorded an additional loss from discontinued operations of $988,000, which is net of an income tax benefit of $580,000, primarily due to changes in market prices to purchase gas supply; such loss represents the final charge related to the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

         On July 9, 1996, a wholly-owned subsidiary of the Company obtained two term loans aggregating $7,264,000 for the purchase of land and marine seismic equipment which secures the debt. The first term loan has a principal amount of $5,902,000, is for a term of five years and bears interest at the rate of 8%. Monthly principal and interest payments total $120,000. The balance outstanding on this loan at November 11, 1996 was $5,660,000. The second term loan has a principal amount of $1,362,000, is for a term of three years and bears interest at the rate of 8.06%. Monthly principal and interest payments on the second term loan total $43,000. The balance outstanding on this loan at November 11, 1996 was $1,294,000.

         Prior to the second quarter of 1996, the Company and two of its wholly-owned subsidiaries obtained four separate term loans totaling $5,449,000, three of which have a three year term and one which has a five year term. Two of the loans bear interest at the rate of 8.413%, one at the rate of 7.61% and one at the rate of 7.52%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $121,000. The balance outstanding on the loans at November 11, 1996, was $2,410,000.

         During 1994 and 1995, the Company and one of its wholly-owned subsidiaries entered into three capital leases which relate to the purchase of a 3D seismic recording system and a seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $2,669,000 at November 11, 1996.

         From January 1, 1996 through November 11, 1996, the Company received $4,438,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with the exercises, the Company will also receive approximately $730,000 in tax savings.

         In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

         During the first nine months of 1996, cash from operations and proceeds from its Senior Notes, the exercise of common stock purchase warrants and options, and the volumetric production payment funded the third party seismic data creation costs borne by the Company and oil and gas exploration and development costs, as well as taxes, interest expenses, cost of sales and general and administrative expenses. The Company believes its revenues from operating sources, remaining proceeds from its Senior Notes and proceeds from the exercise of warrants and options, combined with its available line of credit, should be sufficient to fund its capital expenditures for 1996, along with expenditures for operating and general and administrative expenses. To the extent these sources are not sufficient to cover the Company's expenses, it would be necessary for the Company to arrange for additional debt or equity financing. There can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
-------------------------

There have been no material  developments in the legal  proceedings  reported in
Item 1. of the Company's 10-Q for the quarter ended June 30, 1996.

Items 2., 3., and 5.   Not applicable.
-------------------

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on July 25, 1996. Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1.   The election of nine directors to serve until the 1996 Annual Meeting.

                                                                  No. of
      Name                         No. of Votes For           Votes Withheld
     --------------------          ----------------           ---------------

      Herbert M. Pearlman             8,226,775                   242,294
      Paul A. Frame                   8,218,275                   250,794
      Horace A. Calvert               8,318,035                   151,034
      David S. Lawi                   8,226,325                   242,744
      Walter M. Craig, Jr.            8,222,925                   246,144
      William Lerner                  8,225,725                   243,344
      William L. Lurie                8,316,930                   152,139
      John E. Stieglitz               8,224,575                   244,494
      Debra D. Valice                 8,329,530                   139,539

2. Approval of certain amendments to the Seitel, Inc. 1993 Incentive Stock Option Plan.

     No. of Votes For      No. of Votes Against      No. of Votes Abstained
     ----------------      --------------------      ----------------------

        6,949,197                1,172,997                    98,717

3. Approval of the Seitel, Inc. Non-Employee Directors' Deferred Compensation Plan.

     No. of Votes For      No. of Votes Against      No. of Votes Abstained
     ----------------      --------------------      ----------------------

        7,548,536                  568,463                   103,912

4.   Approval  of the  appointment  of the  public  accounting  firm  of  Arthur
     Andersen  LLP  to  act  as  the  Company's   independent  Certified  Public
     Accountants for the year of 1996.

     No. of Votes For      No. of Votes Against      No. of Votes Abstained
     ----------------      --------------------      ----------------------

        8,372,205                   60,415                    36,449

Item 6.  Exhibits and Reports on Form 8-K.

(a)  10.1      First Amendment to Seitel,  Inc. Revolving Credit Agreement dated as of August 30, 1996 among the  Company  and The First  National
               Bank of Chicago

     10.2      Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan

(b)  Reports on Form 8-K

     The Registrant filed a Form 8-K on July 9, 1996, as amended by Form 8-K/A Amendment No. 1 filed on August 16, 1996, and Form 8-K/A Amendment No. 2 filed on September 6, 1996, disclosing the acquisition of certain oil and gas properties including (i) Statements of Revenue and Direct Operating Expenses for the acquired properties for the year ended December 31, 1995 and for the six months ended June 30, 1996 and 1995 (unaudited) and (ii) Pro Forma Condensed Consolidated Statements of Operations for Seitel, Inc. (unaudited) for the year ended December 31, 1995 and for the six months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SEITEL, INC.





Dated:   November 12, 1996                     /s/ Paul A. Frame
                                               ---------------------------------
                                               Paul A. Frame
                                               President and
                                               Chief Executive Officer





Dated:   November 12, 1996                     /s/ Debra D. Valice
                                               ---------------------------------
                                               Debra D. Valice
                                               Chief Financial Officer





Dated:   November 12, 1996                     /s/ Marcia H. Kendrick
                                               ---------------------------------
                                               Marcia H. Kendrick
                                               Chief Accounting Officer

                               EXHIBIT INDEX                                Page

10.1      First Amendment to Seitel,  Inc.  Revolving Credit Agreement        18
          dated as of August  30,  1996 among 18 the  Company  and The
          First National Bank of Chicago

10.2      Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan          23