Form 10-K
period 1996-12-31
SEITEL INC
filed 1997-03-31
CIK 750813

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Fiscal Year Ended DECEMBER 31, 1996
                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period
                  to             .
     ------------    ------------

Commission File No. 0-14488
                    -------
                                  SEITEL, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               76-0025431
--------------------------------                          ----------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                         Identification Number)

50 Briar Hollow Lane, West 7th Floor
HOUSTON,  TEXAS                                                    77027
------------------------------------------                       ----------
(Address of  principal  executive  offices)                      (Zip Code)

Registrant's telephone number including area code (713) 627-1990
                                                  ---------------
Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of Each Exchange
   Title of Each Class                                      On Which Registered
----------------------------                               ---------------------
Common Stock, Par Value $.01                                       New York

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                 --------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X        No
                                  -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----
The aggregate market value of the voting stock held by non-affiliates of the registrant at March 26, 1997 was approximately $357,851,804. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $36.50 and there were a total of 10,384,932 shares of Common Stock outstanding.

     Documents Incorporated by Reference:

     DOCUMENT                                          PART
     ------------------------------------              -----
     Definitive Proxy Statement for                     III
     1997 Annual Stockholders Meeting

ITEM 1.  BUSINESS
-----------------

GENERAL
-------
     Seitel, Inc. (the "Company") is a leading provider of seismic data and corollary geophysical technology used in petroleum exploration and production. The Company sells its proprietary information-technology to petroleum companies either for cash or selectively in exchange for working equity-interests in exploration, development and ownership of natural gas and crude oil reserves. See Note P to the Company's Consolidated Financial Statements for financial information relating to industry segments.

SEISMIC OPERATIONS
------------------
     Since its inception in 1982, the Company has been engaged in the development of a proprietary library of seismic data, created by both the Company and others. The Company's seismic data library is owned and marketed by Seitel Data, Ltd., a Texas limited partnership of which wholly-owned Seitel subsidiaries constitute all of the limited and general partners. Seitel Data, Ltd. markets the data library, which consists of both two-dimensional ("2D") and three-dimensional ("3D") data, to oil and gas companies under license agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological structures are principal techniques used in oil and gas exploration and development to determine the existence and location of subsurface hydrocarbons.

     In 1996, over 300 different petroleum companies entered into seismic data license agreements with the Company. At December 31, 1996, the Company owned approximately 880,000 linear miles of 2D and approximately 6,600 square miles of 3D seismic data which it maintained in its library, constituting the second largest seismic data base marketed publicly in North America. While the majority of the seismic surveys cover onshore and offshore the U.S. Gulf Coast, the Company's data bases extend to virtually every major domestic exploration and development region and 32 foreign countries.

     The Company's marketing team of 17 seismic sales specialists markets data from its library and the creation of new seismic surveys. The Company's marketing philosophy is that seismic data, like most other products, must be sold aggressively as opposed to waiting passively for customer purchases. The marketing team monitors petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis to maximize seismic sales opportunities.

     The Company has a 27 member staff of geotechnical professionals who have in excess of 500 years of collective geophysical experience. Together, the marketing team and geotechnical professionals help clients evaluate their respective seismic requirements, design data creation programs to meet market demand, and supervise the reprocessing of data in the Company's library to enhance future resales.

     The Company strives to maximize its resales of seismic data, which require minimal incremental cash outlays by the Company and, in turn, can generate both strong profits and cash flow. In addition to aggressive marketing and periodic data-reprocessing refinements, the Company supplements its existing seismic library by the acquisition of additional data.

     Through its wholly-owned subsidiary Eagle Geophysical, Inc., the Company conducts advanced 3D land seismic crew operations. The Company operates three 1,850 channel state-of-the-art radio-telemetry systems, which the Company believes to be among the largest and fastest real-time systems of their kind in operation today. These systems, providing seismic recording capability totaling 5,550 channels, enable the Company to efficiently record complex 3D surveys in the difficult marsh/swamp and transition-zone areas onshore the Gulf Coast where the Company's data creation activities are concentrated. Most seismic recording equipment use cables to transmit data and do not operate as efficiently in wetland areas as telemetric systems, which use radio signals for data transmission.

     Three-dimensional seismic data provide a graphic geophysical depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which present a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of subsurface hydrocarbons. The proper use of 3D surveys can significantly increase drilling success rates and reduce the occurrence of costly dry holes and, correspondingly, significantly lower exploration and development finding costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data, particularly for onshore data. As a result, 2D data remain economically more efficient for preliminary, broad-scale exploration evaluation and to determine the location for 3D surveys. Also, the best way to design a 3D survey is from 2D data grids of the respective area. The 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential.

     The Company conducts onshore data creation activities in three ways. It performs multiclient ("group-shoot") programs, under which several petroleum companies share in the expense of a survey and thereby materially reduce their respective cost of the survey. In a group-shoot survey, the Company retains ownership of the data created and markets licenses to use the data both to the group-shoot participants and subsequently to others who make selections after the data are added to the Company's library. (Seismic data cannot be transferred by a licensee to another party; each individual user must purchase a respective license.) The Company also conducts proprietary creation programs for individual petroleum companies, under which the Company receives revenue for creating a seismic survey, the ownership of which is retained by the petroleum company contracting for the survey.

     Seismic surveys also are conducted for the Company's wholly-owned petroleum exploration and production subsidiary, DDD Energy, Inc. ("DDD Energy"). The DDD Energy 3D surveys are intended to assist participation in petroleum exploration and development, whereby DDD Energy's ownership interest in any resultant production will be accounted for as "oil and gas" revenues and reserves. Surveys conducted for DDD Energy constitute intercompany transactions and the Company does not record seismic revenue for those projects. To date, over 1,100 square miles of advanced 3D seismic surveys have been conducted for DDD Energy and its exploration partners. In excess of 425 square miles of 3D surveys are already scheduled to be conducted in 1997 by the Company for DDD Energy and its partners, and over 275 square miles of additional surveys are in the planning stage.

     The Company contracts with selected marine seismic companies to conduct offshore 3D seismic data surveys due to the cost inherent in operating advanced seismic vessels. The Company has a 19% ownership interest in Energy Research International, a holding company owning two marine-seismic companies, which provides the Company with access to offshore vessels. The Company's 3D marine activities are concentrated on group-shoot programs in the Gulf of Mexico. The Company's wholly-owned subsidiary, Seitel International, Inc., entered into a 50% joint-venture agreement to conduct three high-resolution 2D surveys, totaling approximately 8,455 kilometers (in excess of 5,000 miles) in the Irish sector of the Atlantic Ocean, designed for exploration lease-block sales by the Irish government beginning in March 1997. The Company's extensive in-house geophysical team designs all of the offshore surveys and supervises the respective marine contractor utilized to shoot the actual survey.

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

OIL AND GAS EXPLORATION AND PRODUCTION OPERATIONS
-------------------------------------------------
     The Company formed DDD Energy, Inc., a wholly-owned subsidiary, in March 1993 to participate directly in petroleum exploration, development and ownership of hydrocarbon reserves through partnering relationships with oil and gas companies, whereby the Company exchanges its proprietary seismic technology for working interests. The Company's strategy is to combine its 3D and 2D seismic resources and related geophysical technologies with the land position and geology, engineering and drilling expertise of selected petroleum producers in exploration and development programs. The Company believes that this combination will result in higher drilling success rates, thereby allowing the Company to participate in oil and gas exploration and development on a relatively low cost/low risk basis, and to build an asset base of oil and gas reserves which complement its seismic data library.

     From inception, DDD Energy has entered into and maintained cost and revenue-sharing relationships with more than 90 petroleum companies and, in doing  so,  has  received  the  benefit  of  these  petroleum  companies'  land, geological, engineering and drilling staffs. Approximately 350 qualified exploration and development prospects have been identified, located primarily onshore Texas and Louisiana, and also onshore Alabama, Mississippi and Arkansas. DDD Energy's working interest in these prospects ranges from approximately 10% to 50%.

     Since inception, DDD Energy has participated in the drilling of 167 wells, 113 of which are commercially productive for a 68% success rate. Since the beginning of 1994, the Company has conducted over 1,100 square miles of advanced 3D surveys, with more than 700 square miles of new surveys currently scheduled to be conducted or in the planning stage, for DDD Energy and its partners. These surveys cover more than 800,000 gross acres, in which DDD Energy averages more than a 25% net working interest. The majority of the well locations pinpointed by the surveys that have already been completed and interpreted should be drilled during the next three years.

CUSTOMERS
---------
     During each of 1996, 1995 and 1994, the Company's seismic data customers consisted of more than 300 oil and gas companies. No one customer accounted for as much as 10% of the Company's revenues during the years 1996, 1995 or 1994. As a result, the Company does not believe that the loss of any customer would have a material adverse impact on its seismic business. The Company believes the size of its customer base is due to its seismic technology and capabilities and the increasing size of its data-library base.

COMPETITION
-----------
     The creation and resale of seismic data are highly competitive in the United States. There are a number of independent oil-service companies that create and market seismic data, and numerous oil and gas companies create seismic data and maintain their own seismic data banks. Some of the Company's competitors have longer operating histories, greater financial resources and larger sales volumes than the Company. However, the number of independent seismic companies has decreased significantly during the last decade due to difficult industry conditions. At the same time, oil and gas companies have reduced their internal geophysical staffs and have out-sourced more for services such as seismic data.

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

SEASONALITY AND TIMING FACTORS
------------------------------
     The Company's seismic data revenues are influenced by petroleum industry capital expenditure budgets and spending patterns. Those budgets are not necessarily spent in either equal or progressive increments during the year, with spending patterns affected by individual petroleum company requirements as well as industry-wide conditions. As a result, the Company's seismic data revenues do not necessarily flow evenly or progressively on a sequential quarterly basis during the year. In addition, certain weather-related events may delay the Company's data creation operations during any given year.

     The Company's oil and gas exploration and production operations also can be impacted by certain weather-related events as well as by mechanical and equipment problems and other factors, which may delay the hookup of successfully completed wells and delay the resultant production revenues. Also, some producing wells may be required periodically to go off line temporarily for pipeline maintenance.

     See  Note  Q  to  the  Company's   Consolidated  Financial  Statements  and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES
---------
     As of December 31, 1996, the Company and its subsidiaries had 109 full-time employees and three employees who devote part of their time to the Company who are also officers of other corporations. None of the Company's employees are covered by collective bargaining agreements. Of these employees, 84 are related to the seismic operations and 10 are related to the oil and gas operations. The Company believes it has a favorable relationship with its employees. The Company has employment contracts with five of its senior corporate executives.

OTHER
-----
     The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

ITEM 2.  PROPERTIES
-------------------
     The Company's wholly-owned subsidiary Eagle Geophysical, Inc., owns three 1,850-channel radio-telemetry seismic data acquisition systems, providing seismic recording capability totaling 5,550 channels, which are used in the creation of 3D onshore seismic data.

     The Company, through its wholly-owned subsidiary DDD Energy, participates in oil and gas exploration and development efforts. The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 1996. All of the wells are operated by the Company's petroleum company partners.

                                    GROSS WELLS        NET WELLS
                                    -----------        ---------
               Oil                       19               3.02
               Gas                       84              14.29

     The following table sets forth the number of net wells drilled in the last three fiscal years in which the Company participated.

                              Exploratory                          Development
                      -------------------------------      --------------------------------
                       PRODUCTIVE       DRY    TOTAL        PRODUCTIVE      DRY      TOTAL
                       ----------       ---    -----        ----------      ---      -----
1996
----
Texas                       2.85         .90    3.75             2.91         -       2.91
Mississippi                  .69        2.48    3.17                -       .15        .15
Louisiana                    .25         .26     .51                -         -          -

1995
----
Texas                       4.45        1.54    5.99             1.49      1.08       2.57
Alabama                        -         .21     .21                -         -          -
Mississippi                  .51         .31     .82                -       .60        .60
Louisiana                    .27         .96    1.23              .24       .24        .48
Arkansas                       -         .12     .12                -         -          -

1994
----
Texas                       2.44         .94    3.38             1.74       .24       1.98
Alabama                        -           -       -                -       .05        .05
Mississippi                  .43         .31     .74                -         -          -

     As of December 31, 1996, the Company was participating in the drilling of four gross and 1.13 net wells.

     The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1996. The table does not include additional acreage which the Company may earn upon completion of pending 3D seismic data projects.

                       Developed Acres              Undeveloped Acres
                 ----------------------------  ----------------------------
                    Gross           Net           Gross            Net
                 ------------   -------------  -------------   ------------
Texas                 18,130           5,562         68,902         21,717
Louisiana              1,725             245         35,265         10,495
Alabama                  160               5          1,516            270
Mississippi            3,080             993         27,826         16,567
Arkansas                   -               -          3,560            445
                 ------------   -------------  -------------   ------------
Total                 23,095           6,805        137,069         49,494
                 ============   =============  =============   ============

     The following table describes for each of the last three fiscal years, crude oil (including condensate and natural gas liquids) and natural gas production for the Company, average production costs and average sales prices. All such production comes from the U.S. Gulf Coast region. The Company has not filed any different estimates of its December 31, 1996 reserves with any federal agencies.

                           Net Production                       Average Sales Price
                        ---------------------                  ---------------------
      Year Ended           Oil       Gas          Average         Oil         Gas
     DECEMBER 31,        (MBBLS)    (MMCF)      Production      (BBLS)       (MCF)
     ------------        -------    ------    -------------     ------       -----
         1996                363     4,902         $.44         $18.52       $2.28
         1995                193     1,170          .66          13.85        1.55
         1994                 54       268          .53          12.32        1.76

     The amounts in 1996 include 84,000 barrels and 2,094 million cubic feet delivered under the terms of a volumetric production payment agreement effective July 1, 1996 at an average price of $14.91 per barrel and $2.15 per mcf. For estimates of the Company's net proved and proved developed oil and gas reserves as of December 31, 1996, see Note R to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     On May 25, 1995, Seitel Geophysical, Inc. ("SGI"), a wholly-owned subsidiary of the Company, filed suit in United States District Court for the Eastern District of Louisiana against Greenhill Petroleum Corporation ("Greenhill") for breach of contract. SGI sought to recover approximately $1.4 million owed by Greenhill to SGI for seismic data acquisition services provided to Greenhill by SGI in 1994 in connection with a 3D seismic data shoot in southern Louisiana. Greenhill generally denied SGI's allegations and asserted counter-claims against SGI. Prior to SGI bringing the suit against Greenhill, Greenhill had already paid SGI in excess of $7 million under the contract, and SGI had provided the seismic data acquired under the contract to Greenhill. This lawsuit was tried in late May, 1996, and judgment was entered on June 10, 1996 in favor of SGI for damages of approximately $940,000, including legal fees, expenses, and pre-judgment interest. The trial court denied all of Greenhill's counter-claims against SGI. Greenhill is appealing this judgment. Post-judgment interest of 5.62%, which is based on the rate of one year Treasury Bills immediately prior to the entry of the judgment, is accruing on the full amount of the judgment. While the outcome of this appeal cannot be predicted with certainty, the Company believes that the trial court's award will be upheld.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         NONE

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
---------------------------------------------------------
     The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 1996 and 1995 as reported by the New York Stock Exchange.

                                             1996                               1995
                                -------------------------------    -------------------------------
                                    High              Low              High              Low
                                -------------    --------------    -------------     -------------
  First Quarter                    35-1/2           23-1/4            33-1/2            18-7/8
  Second Quarter                   28-5/8             25              34-3/4              27
  Third Quarter                    37-3/4           26-1/4            31-1/4            23-7/8
  Fourth Quarter                   43-3/4           36-1/4            35-1/2            23-3/4

     On March 26, 1997, the closing price for the Common Stock was $36.50. To the best of the Company's knowledge, there are approximately 1,272 record holders of the Company's Common Stock as of March 26, 1997.

DIVIDEND POLICY
---------------
     The Company did not pay cash dividends during 1995 or 1996, and it intends to retain future earnings in order to provide funds for use in the operation and expansion of its business. Because the payment of dividends is dependent upon earnings, capital requirements, financial conditions, any required consents of lenders and other factors, there is no assurance that dividends, whether in the form of stock or cash, will be paid in the future.

     On July 3, 1996, the Company entered into an agreement with Olivera Limited, Dormera Limited, and Balmedie Limited ("Sellers"), shareholders of Energy Research International ("ERI"), whereby such Sellers sold an aggregate of 50,000 Ordinary Shares of ERI, comprising 50% of the outstanding shares of ERI, to the Company in exchange for the Company issuing an aggregate of 132,075 shares of its Common Stock, par value $0.01 per share ("Company Stock"), to the Sellers. Each Seller received one-third of the Company stock. ERI conducts offshore seismic data acquisition services through its operating subsidiaries. The issuance of the Company stock was made by the Company without registration pursuant to Section 4(2) of the Securities Act of 1993, as amended, and Regulation D promulgated thereunder, as a transaction by the Company not involving any public offering. The resale of the Company Stock by the Sellers was subsequently registered by the Company on a registration statement on Form S-3, declared effective by the Securities and Exchange Commission on August 6, 1996.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA (in thousands,
          except per share data)
-------------------------------------------------------------
     The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.

                                                                   Year Ended December 31,
Statement of Operations Data:                          1996       1995        1994       1993       1992
                                                    ---------   --------   ---------   --------   --------

Revenue                                             $ 106,002   $ 74,439   $  70,902   $ 43,456   $ 28,354

Expenses and costs:

   Depreciation, depletion and
     amortization                                      39,249     26,872      27,181     19,852     13,486
   Cost of sales                                       19,402     13,071      10,499      3,202        506
   Selling, general and administrative                 19,165     15,393      14,672      9,132      6,412
   Net interest expense                                 2,900      3,078       3,198      2,126      1,470
                                                    ---------   --------   ---------   --------   --------
     Total expenses and costs                          80,716     58,414      55,550     34,312     21,874

Equity in loss of affiliate                              (186)         -           -          -          -
                                                    ---------   --------   ---------   --------   --------

Income from continuing operations
   before provision for income
   taxes, extraordinary item and change
   in accounting principle                             25,100     16,025      15,352      9,144      6,480

Provision for income taxes                              8,863      5,898       5,681      3,328      2,134
                                                    ---------   --------   ---------   --------   --------
Income from continuing operations
   before extraordinary item and
   change in accounting principle                      16,237     10,127       9,671      5,816      4,346

Loss from discontinued operations,
   net of tax                                            (988)    (1,196)        (52)       (99)         -
Loss on disposal of discontinued
   operations, net of tax                                   -       (252)          -          -          -
                                                    ---------   --------   ---------   --------   --------
Income before extraordinary item
   and change in accounting principle                  15,249      8,679       9,619      5,717      4,346
Extraordinary charge on early
   extinguishment of debt, net of tax                       -          -        (304)         -          -
Cumulative effect on prior years of
   change in accounting principle                           -          -           -          -        204
                                                    ---------   --------   ---------   --------   --------

Net income                                          $  15,249   $  8,679   $   9,315   $  5,717   $  4,550
                                                    =========   ========   =========   ========   ========

                                                                    Year Ended December 31,
                                                    -----------------------------------------------------
Statement of Operations Data:                         1996        1995       1994       1993       1992
                                                    ---------   --------   --------   --------   --------
Earnings per share:
   Primary:
   Income from continuing operations
     before extraordinary item and
     change in accounting principle                 $    1.58   $   1.03   $   1.24   $    .93   $    .76
   Discontinued operations                               (.10)      (.15)      (.01)      (.01)         -
   Extraordinary item                                       -          -       (.04)         -          -
   Change in accounting principle                           -          -          -          -        .04
                                                    ---------   --------   --------   --------   --------
   Net income                                       $    1.48   $    .88   $   1.19   $    .92   $    .80
                                                    =========   ========   ========   ========   ========

Assuming full dilution:
   Income from continuing operations
     before extraordinary item and
     change in accounting principle                 $    1.55   $    .99   $   1.11   $    .83   $    .72
   Discontinued operations                               (.09)      (.14)      (.01)      (.01)         -
   Extraordinary item                                       -          -       (.03)         -          -
   Change in accounting principle                           -          -          -          -        .03
                                                    ---------   --------   --------   --------   --------
   Net income                                       $    1.46   $    .85   $   1.07   $    .82   $    .75
                                                    =========   ========   ========   ========   ========

Weighted average shares
   - Primary                                           10,289      9,872      7,800      6,893      5,713
   - Assuming full dilution                            10,476     10,358      9,001      8,279      7,645

Cash dividends per share                            $       -   $      -   $      -   $      -   $    .05

                                                    -----------------------------------------------------------------
                                                                             As of December 31,
                                                    -----------------------------------------------------------------
Balance Sheet Data:                                    1996          1995          1994          1993         1992
                                                    -----------   -----------   -----------   ----------   ----------

Data bank, net                                      $  126,998    $  105,369    $   95,801    $  58,583    $  55,278

Oil and gas properties, net                             86,572        42,424        21,389        4,811            -

Property and equipment, net                             14,022        10,126        11,035        6,985          698

Total assets                                           294,679       209,567       166,769       92,554       73,136

Total debt                                              84,025        57,560        11,839       31,866       26,746

Stockholders' equity                                   155,641       120,378       101,329       41,583       35,643

Stockholders' equity per common share
   outstanding at December 31                       $    15.02    $    12.76    $    11.48    $    6.95    $    5.96

Common shares outstanding at
   December 31                                          10,362         9,437         8,826        5,987        5,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------

INTRODUCTION
------------
     The following table sets forth for the periods indicated (i) the percentage which certain items in the financial statements of the Company bear to revenues and (ii) the percent change in the dollar amount of such items from period to period.

                                                               Percentage of                            Percentage of
                                                              Total Revenues                         Increase (Decrease)
                                                          Year Ended December 31,                 Years Ended December 31,
                                                     ----------------------------------        -----------------------------------
                                                                                                      1996            1995
                                                                                                       vs.             vs.
                                                       1996        1995         1994                  1995            1994
                                                     ---------   ---------    ---------        ----------------    ---------------
Revenue:
   Seismic                                                83%         94%          98%                 26%              *<F1>
   Oil and Gas                                            17%          6%           2%                280%            299%
                                                     ---------   ---------    ---------
     Total revenue                                       100%        100%         100%                 42%              5%
Expenses and costs:
   Depreciation, depletion and
     amortization                                         37%         36%          38%                 46%             (1%)
   Cost of sales                                          18%         17%          15%                 48%             24%
   Selling, general and administrative                    18%         21%          21%                 25%              5%
   Net interest                                            3%          4%           4%                 (6%)            (4%)
                                                     ---------   ---------    ---------
     Total expenses and costs                             76%         78%          78%                 38%              5%

Equity in loss of affiliate                                *<F1>       -            -                 n/a               -

Provision for income taxes                                 9%          8%           8%                 50%              4%
                                                     ---------   ---------    ---------
Income from continuing operations                         15%         14%          14%                 60%              5%
                                                     =========   =========    =========

<F1>*    Less than 1%

RESULTS OF OPERATIONS
---------------------
     Total revenue was  $106,002,000,  74,439,000 and  $70,902,000 in 1996, 1995
and 1994, respectively, representing increases of 42% from 1995 to 1996 and 5% from 1994 to 1995. Revenue primarily consists of revenue generated from the seismic business and oil and gas production.

     Seismic revenue was $87,747,000,  $69,598,000 and $69,579,000  during 1996,
1995, and 1994, respectively. The increase of $18,149,000 in seismic revenue from 1995 to 1996 is primarily attributable to an increase in demand for three-dimensional seismic data resulting in an increase in licensing of data from the Company's data library and proprietary data acquisition performed for non-affiliated parties by the Company's crew subsidiary. The slight increase in seismic revenue between 1995 and 1994 primarily resulted from an increase in revenue generated from the licensing of seismic data currently in the Company's library, which was offset by a decrease in revenue generated from the creation of new seismic data. During 1995, the Company's focus was more on generating revenue from data that had been recently added to the library (both onshore and offshore 3D seismic data) than on the creation of new data. The Company believes the demand for its seismic data remains strong due to several factors: large integrated oil and gas companies have reduced internal seismic data crew staffs and are using outside sources to provide more of these services; the majority of the Company's seismic data is located in the Gulf Coast region, which continues to be of particular interest to the oil and gas industry; and the high quality of the Company's seismic data. Additionally, management believes that the Company's 2D data library will continue to generate significant revenue because 2D data is less expensive than 3D and 2D data is the most cost-efficient means to preliminarily identify exploration and development leads, which are then best evaluated with 3D data.

     Oil and gas revenue was $18,255,000, $4,806,000 and $1,204,000 during 1996,
1995 and 1994, respectively. The increases in oil and gas revenue are primarily due to higher production resulting from more wells being on line in 1995 and

1996 and increased revenue interest in certain wells. The first year of oil and gas operations for the Company was 1993. Since then, the Company has steadily increased its exploration and development efforts resulting in the number of wells producing as of December 31, 1994 to increase from 23 to 68 at December 31, 1995 and to 92 at December 31, 1996. Net production of oil and gas has increased from 54,000 barrels and 268 million cubic feet ("mmcf") for the year ended December 31, 1994, to 193,000 barrels and 1,170 mmcf for the year ended December 31, 1995, and to 363,000 barrels and 4,902 mmcf for the year ended December 31, 1996. Additionally, average oil prices increased from $12.32 per barrel in 1994 to $13.85 per barrel in 1995 and to $18.52 per barrel in 1996. Average gas prices were $1.76 and $1.55 per mcf in 1994 and 1995, respectively, and increased to $2.28 per mcf in 1996.

     Depreciation, depletion and amortization consist primarily of data bank amortization. Data bank amortization amounted to $30,477,000, $23,852,000 and $25,777,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 47%, 45% and 46% for 1996, 1995 and 1994, respectively. These changes between years are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream. The costs of the Company's proprietary seismic data are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenues. Revenue is expected to be more evenly received over the lives of existing seismic data libraries purchased by the Company. Accordingly, the Company amortizes the cash invested in purchases of existing seismic data libraries evenly over ten years.

     Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception for 2D seismic data and within seven years of inception for 3D data, and the final 10% is amortized on a straight-line basis over fifteen years. Under these guidelines, costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value of seismic data is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

     Trends in the Company's (and its industry's) seismic revenue are evaluated and results are used in estimating future revenue expected to be received on its seismic data. Pricing of seismic data is significant when it indicates a revision to estimated future revenue. During periods of downturn, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and liquidity and operating results to decline. If the Company perceives an impairment in value due to reduced, or a lack of, estimated future revenue, a write-down of the asset is recognized. In periods of upturn, the opposite may occur, except, however, that prior write-downs are not reversed. Management believes that the economic outlook for the Company is stable and the possibility for significant improvement exists.

     Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, and oil and gas production. The increase in cost of sales from $10,499,000 in 1994 to $13,071,000 in 1995 and to $19,402,000 in 1996 is due to the corresponding increase in revenue from these areas because of their continued growth. Revenues from these areas increased from $14,033,000 in 1994 to $19,773,000 in 1995 to $39,534,000 in 1996. Gross profit margin related to the acquisition of seismic data for non-affiliated parties was 21%, 22% and 20% for 1996, 1995 and 1994, respectively. Gross profit margin related to oil and gas production (revenue less production costs) was 83%, 67% and 72% for 1996, 1995 and 1994, respectively.

     The Company's selling, general and administrative expenses increased from $14,672,000 in 1994 and $15,393,000 in 1995 to $19,165,000 in 1996. The increase for each year was primarily a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses were 21% in 1994 and 1995 and decreased to 18% in 1996. The decrease in 1996 is primarily due to ongoing cost reduction programs.

     The Company's interest expense was $3,455,000 in 1994, $3,407,000 in 1995 and $4,063,000 in 1996. The slight decrease in interest expense from 1994 to 1995 resulted from less interest expense incurred on the Company's 9% convertible debentures due to the conversions and exchanges into common stock, offset by increased interest expense being incurred primarily on amounts owed to a seismic acquisition contractor. The increase in interest expense from 1995 to 1996 was primarily due to interest expense incurred on the Company's Senior Notes; $52.5 million was outstanding during all of 1996 and an additional $22.5 million was outstanding for approximately nine months of 1996.

     Interest income increased from $257,000 in 1994 and $329,000 in 1995 to $1,163,000 in 1996. The increase in 1996 was primarily attributable to interest earned on the investment of increased cash balances.

     On July 3, 1996, the Company acquired a 50% ownership interest in Energy Research International ("ERI"), a holding company which wholly owns two marine seismic companies, Horizon Exploration Limited and Horizon Seismic Inc. During 1996, the Company recognized a net loss from its interest in ERI of $186,000, which excludes profits earned by ERI on the work performed for the Company. In the fourth quarter of 1996, the Company reduced its ownership interest in ERI to 19%. Since then, the Company has not recorded any portion of ERI's income or loss in the Company's consolidated financial statements. This investment provides the Company with greater access to offshore vessels to better meet the demand for new marine seismic data.

     On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations, the final disposal and sale of which was completed during the third quarter of 1996. Accordingly, the Company's consolidated financial statements present the gas marketing operations as discontinued operations for all periods presented. The Company decided to refocus and concentrate on its higher margin seismic technology operations and related petroleum exploration and production operations in order to maximize profitability and growth opportunities. A loss from discontinued operations of $1,196,000, which is net of an income tax benefit of $703,000, was recorded as of December 31, 1995. During 1996, an additional loss from discontinued operations was recorded totaling $988,000, which is net of an income tax benefit of $580,000. The additional loss resulted from changes in market prices to purchase gas supply. Such loss represented the final charge related to the discontinued operations. The loss on disposal of discontinued operations recorded as of December 31, 1995, was $252,000, which is net of an income tax benefit of $148,000, and included costs such as severance benefits and personnel costs to continue to honor the Company's obligations until the gas marketing contracts were transferred or terminated.

     In October 1994, the company called for redemption of its 12-1/2% subordinated debentures due 1999 totaling $3,725,000. As a result, the Company recorded an extraordinary charge of $304,000, net of a $163,000 income tax benefit, associated with the early extinguishment of indebtedness, which has been reflected as an extraordinary item for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.333 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million beginning December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. The Company used the majority of the proceeds of the Series A and Series B Notes to repay amounts outstanding under its $25 million revolving line of credit, amounts outstanding under a wholly-owned subsidiary's $75 million reducing revolving line of credit, and amounts owed to a seismic contractor. The proceeds of the Series C Notes are being used primarily to fund petroleum exploration and development activities of its wholly-owned subsidiary and for other working capital or general corporate purposes.

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

     On July 22, 1996,  the Company  entered  into an  agreement  with The First
National Bank of Chicago for a $25,000,000 unsecured revolving line of credit facility. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on July 22, 1999. As of March 26, 1997, the balance outstanding on the revolving line of credit amounted to $3,000,000 bearing an interest rate of 6.125% The Company has received a commitment from its lenders to increase its revolving line of credit facility to $50,000,000, subject to execution of formal loan documents to evidence this increase.

     On February 6, 1997, a wholly-owned subsidiary of the Company entered into a commitment to obtain two term loans aggregating $7,564,000 for the purchase of a third 3D seismic recording system and other related equipment. The first loan will have a principal amount of $558,000, will be for a term of three years and will bear interest at the rate of 1.48% above the two year U.S. treasury yield. The second loan will have a principal amount of $7,006,000, will be for a term of five years and will bear interest at the rate of 1.58% above the three year U.S. treasury yield. Interim advances totaling $7,564,000 at March 26, 1997 have been made and bear interest at the rate of LIBOR plus 1.30%.

     On July 9, 1996, a wholly-owned subsidiary of the Company obtained two term loans aggregating $7,264,000 for the purchase of land and marine seismic equipment which secures the debt. The first term loan has a principal amount of $5,902,000, is for a term of five years and bears interest at the rate of 8%. Monthly principal and interest payments total $120,000. The balance outstanding on this loan at March 26, 1997 was $5,245,000. The second term loan has a principal amount of $1,362,000, is for a term of three years and bears interest at the rate of 8.06%. Monthly principal and interest payments on the second term loan total $43,000. The balance outstanding on this loan at March 26, 1997 was $1,122,000. The majority of this equipment is under a five year rental agreement expiring June 30, 2001, whereby the Company receives $138,000 per month.

     From 1993 to March 1996, the Company and two of its wholly-owned subsidiaries obtained four separate term loans totaling $5,449,000, three of which have a three year term and one which has a five year term. Two of the loans bear interest at the rate of 8.413%, one at the rate of 7.61% and one at the rate of 7.52%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $121,000. The balance outstanding on the loans at March 26, 1997, was $1,980,000.

     In June 1996, a wholly-owned subsidiary of the Company sold a volumetric production payment for $19 million to certain limited partnerships. Under the terms of the production payment agreements, the Company conveyed a mineral property interest of approximately 7.6 billion cubic feet of certain natural gas and approximately 363,000 barrels of other hydrocarbons to the purchasers. The Company retains responsibility for its working interest share of the cost of operations. The proceeds of the sale were applied toward the acquisition cost of certain oil and gas properties. The Company accounted for the proceeds received in the transaction as deferred revenue which will be amortized into revenue and income as natural gas and other hydrocarbons are produced and delivered during the term of the volumetric production payment agreements.

     During 1994 and 1995, the Company entered into three capital leases which relate to the purchase of a 3D seismic recording system and a seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $125,000. The balance outstanding under these capital lease obligations was $2,130,000 at March 26, 1997.

     During 1996 and 1995,  the Company  received  $11,182,000  and  $6,942,000, respectively, from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with the option and warrant exercises in 1996 and 1995, the Company also received $3,204,000 and $1,900,000, respectively, in tax savings. From January 1, 1997, through March 26, 1997, the Company received $247,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases.

     In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

     During 1996, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $52,143,000 and $51,361,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds received from the exercise of common stock purchase warrants and options combined with tax savings received on the exercise of the warrants and options, proceeds from the private placement described above, and proceeds from the sale of the volumetric production payment described above. Acquisitions of geophysical equipment and other property and equipment were funded partially by cash from operations and the remainder through capital lease financing and term loans.

     Currently, the Company anticipates capital expenditures for 1997 to total approximately $72 million. Such expenditures include approximately $46 million for the creation of proprietary seismic data, and approximately $26 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the 1997 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing during 1997; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------
     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of creating seismic data. The pricing of the Company's products and services is primarily a function of these factors. For these reasons, the Company does not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1996.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS
------------------------------------------------
     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 14(a) (1) and (2) below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------
         NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 1997 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------
     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT                            PAGE

          (1)  Financial Statements:
                    Report of Independent Public Accountants                 F-1
                    Consolidated Balance Sheets as of
                         December 31, 1996 and 1995                          F-2
                    Consolidated Statements of Operations
                         for the years ended December 31,
                         1996, 1995, and 1994                                F-4
                    Consolidated Statements of Stockholders'
                         Equity for the years ended
                         December 31, 1996, 1995 and 1994                    F-5
                    Consolidated Statements of Cash Flows
                         for the years ended December 31,
                         1996, 1995 and 1994                                 F-6
                    Notes to Consolidated Financial Statements               F-8

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

               4.7 Form of Promissory Note for Employee Stock Purchase dated July 21, 1992 (11)

               4.8 Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992 (11)

               4.9 Form of Pledge for Employee Stock Purchase dated July 21, 1992 (11)

               4.10 Form of Warrant  Certificate  granted under the 1994 Warrant
                    Plans (15)

               4.11 Form of Warrant  Certificate  granted  to certain  Debenture holders (16)

               4.12 Form of Warrant  Certificate  granted under the 1995 Warrant
                    Reload Plan (19)

               10.1 Incentive Stock Option Plan of the Company (1)

               10.2 Non-Qualified Stock Option Plan of the Company (1)

               10.3 1993 Incentive Stock Option Plan of the Company (12)

               10.4 Amendment  No. 1 to the Seitel,  Inc. 1993  Incentive  Stock
                    Option Plan (18)

               10.5 Statement of Amendments  effective November 29, 1995, to the
                    Seitel, Inc. 1993 Incentive Stock Option Plan (21)

               10.6 Statement of  Amendments  effective  April 22, 1996,  to the
                    Seitel, Inc. 1993 Incentive Stock Option Plan (21)

               10.7 Amendment to the Seitel,  Inc. 1993  Incentive  Stock Option
                    Plan effective December 31, 1996*

               10.8 Non-Employee  Directors'  Stock  Option  Plan of the Company
                    (14)

               10.9 Amendment to the Seitel, Inc. Non-Employee  Directors' Stock
                    Option Plan effective December 31, 1996*

              10.10 Seitel, Inc.  Non-Employee  Directors' Deferred Compensation
                    Plan (21)

              10.11 Seitel,  Inc.  Amended and Restated 1995 Warrant Reload Plan
                    (22)

              10.12 Amendment  to the Seitel,  Inc.  Amended and  Restated  1995
                    Warrant Reload Plan effective December 31, 1996*

              10.13 Memorandum   of   Understanding   between  the  Company  and
                    Triangle Geophysical Company dated as of June 7, 1984 (1)

              10.14 Lease Agreement by and between the Company and  Commonwealth
                    Computer Advisors, Inc. (2)

              10.15 The Company's 401(k) Plan adopted February 27, 1995 (15)

              10.16 Executive  Services  Agreement  dated April 3, 1990  between the Company and Helm Resources, Inc. (7)

              10.17 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Paul A. Frame, Jr. (10)

              10.18 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Horace A. Calvert (10)

              10.19 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Herbert M. Pearlman (10)

              10.20 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and David S. Lawi (10)

              10.21 Employment   Agreement  effective  as  of  January  1,  1993
                    between the Company and Debra D. Valice (13)

              10.22 Joint Venture  Agreement  dated April 5, 1990 by and between
                    Seitel Offshore Corp., a wholly-owned subsidiary of the Company, and Digicon Data Inc., a wholly-owned subsidiary of Digicon Geophysical Corp. (6)

              10.23 Term Note dated July 15, 1993  between  Seitel  Geophysical,
                    Inc. (Company's wholly-owned subsidiary) and Central Bank of the South (12)

              10.24 Term  Credit and  Security  Agreement  dated  July 15,  1993 between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and Central Bank of the South (12)

              10.25 Continuing  Guaranty dated July 15, 1993 between the Company and Central Bank of the South (12)

              10.26 Side  Letter  Agreement  dated  July 15,  1993  between  the
                    Company and Central Bank of the South (12)

              10.27 Loan Modification  Agreement and Amendment to Loan Documents
                    effective as of December 28, 1995, between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and Compass Bank (20)

              10.28 Assumption and Loan  Modification  Agreement dated effective
                    December 31, 1996, among Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), Compass Bank and Seitel, Inc.*

              10.29 Master   Equipment  Lease  Agreement  dated  May  20,  1994,
                    between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and MetLife Capital, Limited Partnership (14)

              10.30 Assignment and Assumption  Agreement  regarding Master Lease dated December 31, 1996, between Eagle Geophysical, Inc. (Company's wholly-owned subsidiary) and Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), consented to by MetLife Capital Corporation*

              10.31 Credit  Agreement  dated June 14, 1995,  between DDD Energy,
                    Inc.  (Company's  wholly-owned  subsidiary)  and  Bank  One,
                    Texas, National Association, as a Bank and the Agent and Compass Bank- Houston (18)

              10.32 Promissory  Note dated June 14, 1995,  in the face amount of
                    $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Bank One, Texas, National Association (18)

              10.33 Promissory  Note dated June 14, 1995,  in the face amount of
                    $37,500,000, executed by DDD Energy, Inc. (Company's wholly-owned subsidiary) and payable to the order of Compass Bank- Houston (18)

              10.34 Guaranty  dated June 14, 1995,  by Seitel,  Inc. in favor of
                    Bank One, Texas, National Association, Individually and as Agent and Compass Bank-Houston (18)

              10.35 Security  Agreement  (Stock  Pledge) dated June 14, 1995, by
                    Seitel,   Inc.  in  favor  of  Bank  One,  Texas,   National
                    Association, as Agent (18)

              10.36 Termination  and Release  Agreement dated as of December 28,
                    1995 between DDD Energy, Inc. (Company's wholly-owned subsidiary) and Bank One, Texas, National Association and Compass Bank-Houston (20)

              10.37 Loan  and  Security  Agreement  dated  as of July  9,  1996, between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and NationsBanc Leasing Corporation of North Carolina (21)

              10.38 Assumption  and  Consent  dated  December  31,  1996,  among
                    Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), NationsBanc Leasing Corporation of North Carolina, and Seitel, Inc.*

              10.39 Revolving  Credit Agreement dated as of July 22, 1996, among
                    Seitel, Inc. and The First National Bank of Chicago (21)

              10.40 First Amendment to Seitel,  Inc.  Revolving Credit Agreement
                    dated as of August 30, 1996 among the Company and The First National Bank of Chicago (22)

              10.41 Loan and  Security  Agreement  dated as of February 6, 1997, between Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc., (Company's wholly-owned subsidiary), and NationsBanc Leasing Corporation of North Carolina*

              10.42 Incentive Compensation Agreement (11)

              10.43 Shareholder Value Bonus Agreement  effective as of March 18,
                    1994 (14)

              10.44 Amendment to Shareholder Value Bonus Agreement  effective as of March 18, 1994 (17)

              10.45 Seitel,  Inc. 1995  Shareholder  Value  Incentive Bonus Plan
                    (18)

              10.46 Terms  Agreement  dated July 28,  1994,  between the Company and Bear, Stearns & Co., Inc. (14)

              10.47 Note  Purchase  Agreement  dated as of  December  28,  1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers (20)

               21.1 Subsidiaries of the Registrant *

               23.1 Consent of Arthur Andersen LLP *

               23.2 Consent of Miller and Lents, Ltd.*
                   ----------------------
                   * Filed herewith


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

               (14) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.

               (15) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-8, No. 33-89934 as filed with the Securities and Exchange Commission on March 2, 1995.

               (16) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-3, No. 33-89890 as filed with the Securities and Exchange Commission on March 2, 1995.

               (17) Incorporated by reference to the Company's  Annual Report on
                    Form 10-K for the year ended December 31, 1994.

               (18) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.

               (19) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-8, No. 333-01271 as filed with the Securities and Exchange Commission on February 28, 1996.

               (20) Incorporated by reference to the Company's  Annual Report on
                    Form 10-K for the year ended December 31, 1995.

               (21) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.

               (22) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1996.

     (b)  Reports on Form 8-K filed during the quarter
          ended December 31, 1996:
          --------------------------------------------
          NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 27th of March, 1997.

                          SEITEL, INC.

                          By:     /s/Paul A. Frame
                                  ----------------------------------------------
                                  Paul A. Frame, President, Chief Executive
                                       Officer and Director


                          By:     /s/Debra D. Valice
                                  ----------------------------------------------
                                  Debra D. Valice, Chief Financial Officer


                          By:     /s/Marcia H. Kendrick
                                  ----------------------------------------------
                                  Marcia H. Kendrick, Chief Accounting Officer


Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                              TITLE                          DATE
---------                              -----                          ----

/s/ Herbert M. Pearlman     Chairman of the Board of             March 27 , 1997
-------------------------   Directors
Herbert M. Pearlman

/s/ Paul A. Frame           President and Chief                   March 27, 1997
-------------------------   Executive Officer,
Paul A. Frame               Director

/s/ Horace A. Calvert       Executive Vice President             March 27 , 1997
-------------------------   and Chief Operating
Horace A. Calvert           Officer, Director

/s/ Debra D. Valice         Senior Vice President-Finance,        March 27, 1997
-------------------------   Chief Financial Officer,
Debra D. Valice             Secretary and Treasurer, Director

/s/ David S. Lawi           Director                              March 27, 1997
-------------------------
David S. Lawi

/s/ Walter M. Craig, Jr.    Director                              March 27, 1997
-------------------------
Walter M. Craig, Jr.

/s/ William Lerner          Director                              March 27, 1997
-------------------------
William Lerner

/s/ William L. Lurie        Director                              March 27, 1997
-------------------------
William L. Lurie

/s/ John Stieglitz          Director                              March 27, 1997
-------------------------
John Stieglitz

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Seitel, Inc.:

We have audited the accompanying consolidated balance sheets of Seitel, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and subsidiaries as of December 31, 1996 and 1995,and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                            /s/ ARTHUR ANDERSEN LLP


Houston, Texas
March 19, 1997

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                                  December 31,
                                                                            -----------------------
                                                                               1996         1995
                                                                            ----------   ----------
ASSETS

   Cash and equivalents                                                     $    3,340   $    6,242
   Receivables
     Trade, less allowance for doubtful accounts of $336 and
       $650 at December 31, 1996 and 1995, respectively                         52,509       40,992
     Notes and other, net of discount of $198 at
       December 31, 1996                                                         6,618        1,773

   Data bank                                                                   284,847      232,704
     Less:  Accumulated amortization                                          (157,849)    (127,335)
                                                                            ----------   ----------
       Net data bank                                                           126,998      105,369

   Property and equipment, at cost:
     Oil and gas properties, full cost method of accounting,
       including $30,709 and $20,862 not being amortized at
       December 31, 1996 and 1995, respectively                                 96,045       44,684
     Geophysical equipment                                                      20,200       12,531
     Furniture, fixtures and other                                               4,665        4,404
                                                                            ----------   ----------
                                                                               120,910       61,619
     Less:  Accumulated depreciation, depletion and amortization               (20,316)      (9,069)
                                                                            ----------   ----------
       Net property and equipment                                              100,594       52,550

   Investment in affiliate                                                         914            -

   Prepaid expenses, deferred charges and other assets                           3,706        2,641
                                                                            ----------   ----------

   TOTAL ASSETS                                                             $  294,679   $  209,567
                                                                            ==========   ==========





                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- continued
(In thousands, except share and per share amounts)


                                                                                         December 31,
                                                                                -------------------------------
                                                                                    1996             1995
                                                                                --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                                $    15,189      $     9,830
   Accrued liabilities                                                                   6,538            6,243
   Employee compensation payable                                                         3,403            2,349
   Income taxes payable                                                                    302              227
   Net liabilities of discontinued operations                                                -            1,105
   Debt
     Senior Notes                                                                       75,000           52,500
     Subordinated debentures                                                                 -            1,989
     Term loans                                                                          9,025            3,071
   Obligations under capital leases                                                      2,463            3,723
   Contingent payables                                                                     274              279
   Deferred income taxes                                                                 9,793            6,472
   Deferred revenue                                                                     17,051            1,401
                                                                                   -----------      -----------
 TOTAL LIABILITIES                                                                     139,038           89,189
                                                                                   -----------      -----------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized 5,000,000
     shares; none issued                                                                     -                -
   Common stock, par value $.01 per share; authorized
     20,000,000 shares; issued and outstanding 10,362,102
     and 9,436,854 at December 31, 1996 and 1995, respectively                             104               94
   Additional paid-in capital                                                          105,544           85,821
   Retained earnings                                                                    51,185           35,936
   Treasury stock, 409 and 414 shares at cost at
     December 31, 1996 and 1995, respectively                                               (4)              (4)
   Notes receivable from officers and employees                                         (1,205)          (1,395)
   Cumulative translation adjustment                                                        17              (74)
                                                                                   -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                             155,641          120,378
                                                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   294,679      $   209,567
                                                                                   ===========      ===========





                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                              Year Ended December 31,
                                                                        --------------------------------
                                                                          1996       1995         1994
                                                                        --------   --------    ---------

REVENUE                                                                 $106,002   $ 74,439    $  70,902

EXPENSES
   Depreciation, depletion and amortization                               39,249     26,872       27,181
   Cost of sales                                                          19,402     13,071       10,499
   Selling, general and administrative expenses                           19,165     15,393       14,672
   Interest expense                                                        4,063      3,407        3,455
   Interest income                                                        (1,163)      (329)        (257)
                                                                        --------   --------    ---------
                                                                          80,716     58,414       55,550
                                                                        --------   --------    ---------

Equity in loss of affiliate                                                 (186)         -            -
                                                                        --------   --------    ---------

Income from continuing operations before provision for
   income taxes and extraordinary item                                    25,100     16,025       15,352

Provision for income taxes                                                 8,863      5,898        5,681
                                                                        --------   --------    ---------
Income from continuing operations before
   extraordinary item                                                     16,237     10,127        9,671
Loss from discontinued operations, net of income tax
   benefit of $580 for 1996, $703 for 1995 and
   $30 for 1994                                                             (988)    (1,196)         (52)
Loss on disposal of discontinued operations, net of
   income tax benefit of $148                                                  -       (252)           -
                                                                        --------   --------    ---------
Income before extraordinary item                                          15,249      8,679        9,619
Extraordinary charge on early extinguishment of debt,
   net of income tax benefit of $163                                           -          -         (304)
                                                                        --------   --------    ---------

NET INCOME                                                              $ 15,249   $  8,679    $   9,315
                                                                        ========   ========    =========

Earnings per share:
   Primary:
     Income from continuing operations before
       extraordinary item                                               $   1.58   $   1.03    $    1.24
     Loss from discontinued operations                                      (.10)      (.12)        (.01)
     Loss on disposal of discontinued operations                               -       (.03)           -
     Extraordinary item                                                        -          -         (.04)
                                                                        --------   --------    ---------
     Net income                                                         $   1.48   $    .88    $    1.19
                                                                        ========   ========    =========
   Assuming full dilution:
     Income from continuing operations before
       extraordinary item                                               $   1.55   $    .99    $    1.11
     Loss from discontinued operations                                      (.09)      (.12)        (.01)
     Loss on disposal of discontinued operations                               -       (.02)           -
     Extraordinary item                                                        -          -         (.03)
                                                                        --------   --------    ---------
     Net income                                                         $   1.46   $    .85    $    1.07
                                                                        ========   ========    =========

Weighted average number of common and common equivalent shares:
   Primary                                                                10,289      9,872        7,800
                                                                        ========   ========    =========
   Assuming full dilution                                                 10,476     10,358        9,001
                                                                        ========   ========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                              Notes
                                                                                                            Receivable
                                                           Common Stock   Additional         Treasury Stock    from      Cumulative
                                                        -----------------  Paid-In  Retained -------------   Officers   Translation
                                                          Shares   Amount  Capital  Earnings Shares Amount & Employees  Adjustments
                                                        ---------- ------  -------  -------- ------  ----- -----------  -----------

Balance, December 31, 1993                               5,987,388   $ 60  $ 25,709  $17,942 (414)   $(4)     $(2,039)      $(85)
   Sale of common stock through public offering          1,061,200     11    31,906        -    -      -            -          -
   Net proceeds from issuance of common stock              770,364      7     7,280        -    -      -            -          -
   Tax reduction from exercise of stock options                  -      -     1,879        -    -      -            -          -
   Conversion and exchanges of subordinated debentures   1,006,667     10     8,837        -    -      -            -          -
   Payments received on notes receivable from officers
     and employees                                               -      -         -        -    -      -          488          -
   Foreign currency translation adjustment                       -      -         -        -    -      -            -         13
   Net income                                                    -      -         -    9,315    -      -            -          -
                                                        ----------   ----   -------   ------ ----    ---      -------       ----
Balance, December 31, 1994                               8,825,619     88    75,611   27,257 (414)    (4)      (1,551)       (72)
   Net proceeds from issuance of common stock              445,939      4     6,894        -    -      -            -          -
   Tax reduction from exercise of stock options                  -      -     1,900        -    -      -            -          -
   Conversions and exchanges of subordinated debentures    165,296      2     1,416        -    -      -            -          -
   Payments received on notes receivable from officers
     and employees                                               -      -         -        -    -      -          156          -
   Foreign currency translation adjustment                       -      -         -        -    -      -            -         (2)
   Net income                                                    -      -         -    8,679    -      -            -          -
                                                        ----------   ----   -------   ------ ----    ---      -------       ----
Balance, December 31, 1995                               9,436,854     94    85,821   35,936 (414)    (4)      (1,395)       (74)
   Net proceeds from issuance of common stock              578,869      7    11,142        -    5      -            -          -
   Acquisition of equity interest in affiliate             132,075      1     3,499        -    -      -            -          -
   Tax reduction from exercise of stock options                  -      -     3,204        -    -      -            -          -
   Conversions and exchanges of subordinated debentures    214,304      2     1,878        -    -      -            -          -
   Payments received on notes receivable from
     officers and employees                                      -      -         -        -    -      -          190          -
   Foreign currency translation adjustment                       -      -         -        -    -      -            -         91
   Net Income                                                    -      -         -   15,249    -      -            -          -
                                                        ----------   ----   -------   ------ ----    ---      -------       ----

Balance, December 31, 1996                              10,362,102   $104  $105,544  $51,185 (409)   $(4)     $(1,205)      $ 17
                                                        ==========   ====   =======   ====== ====    ===      =======       ====



                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                   Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                    1996                   1995                   1994
                                                                -----------            -----------            -----------
Cash flows from operating activities:
     Cash received from customers                               $    93,119            $    80,981            $    51,312
     Proceeds from volumetric production payment                     19,000                      -                      -
     Cash paid to suppliers and employees                           (40,066)               (38,563)               (24,540)
     Interest paid                                                   (4,148)                (4,551)                (2,543)
     Interest received                                                1,181                    320                    265
     Income taxes paid                                               (1,754)                (2,218)                  (517)
                                                                -----------            -----------            -----------
          Net cash provided by operating activities                  67,332                 35,969                 23,977
                                                                -----------            -----------            -----------

Cash flows from investing activities:
     Cash invested in seismic data                                  (49,716)               (59,286)               (36,761)
     Cash invested in oil and gas properties                        (48,429)               (21,737)               (15,269)
     Cash paid to acquire property and equipment                     (8,224)                (1,416)                  (615)
     Cash from disposal of property and equipment                        59                      -                      -
     Advances made to oil and gas joint venture partner                   -                 (1,142)                     -
     Collections on loans made                                          327                    108                      -
     Loan made to unconsolidated affiliate                           (2,000)                     -                      -
     Cost of investment made in unconsolidated affiliate               (109)                     -                      -
                                                                -----------            -----------            -----------
          Net cash used in investing activities                    (108,092)               (83,473)               (52,645)
                                                                -----------            -----------            -----------

Cash flows from financing activities:
     Borrowings under line of credit agreement                            -                 75,101                 79,767
     Principal payments under line of credit
          agreement                                                       -                (80,186)               (85,745)
     Borrowings under term loans                                      7,697                    387                      -
     Principal payments on term loans                                (1,743)                  (876)                  (759)
     Principal payments under capital lease
          obligations                                                (1,301)                (1,375)                  (551)
     Redemption of subordinated debentures                                -                      -                 (3,911)
     Proceeds from issuance of senior notes                          22,500                 52,500                      -
     Proceeds from issuance of common stock                          11,184                  6,942                 41,290
     Costs of debt and equity transactions                             (860)                  (202)                (2,135)
     Payments on notes receivable from officers
          and employees                                                 190                    156                    488
                                                                -----------            -----------            -----------
          Net cash provided by financing activities                  37,667                 52,447                 28,444
                                                                -----------            -----------            -----------

Effect of exchange rate changes                                         (43)                    (8)                     6
                                                                -----------            -----------            -----------

Net increase (decrease) in cash and equivalents                      (3,136)                 4,935                   (218)

Cash and equivalents at beginning of period:
     Continuing operations                                            6,242                    846                  1,759
     Discontinued operations                                            234                    695                      -
                                                                -----------            -----------            -----------
          Total cash and equivalents at beginning of period           6,476                  1,541                  1,759
                                                                -----------            -----------            -----------
Cash and equivalents at end of period:
     Continuing operations                                            3,340                  6,242                    846
     Discontinued operations                                              -                    234                    695
                                                                -----------            -----------            -----------
Total cash and equivalents at end of period                     $     3,340            $     6,476            $     1,541
                                                                ===========            ===========            ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--continued
(In thousands)

                                                                                       Year Ended December 31,
                                                                             ----------------------------------------
                                                                               1996              1995           1994
                                                                             --------          -------        -------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                                  $  15,249         $  8,679       $  9,315
                                                                             --------          -------        -------
Adjustments  to  reconcile   net  income  to  net  cash
     provided  by  operating activities:
     Loss from discontinued operations, net of tax                                988            1,448             52
     Equity in loss of affiliate                                                  186                -              -
     Extraordinary loss on extinguishment of debt, net of tax                       -                -            304
     Depreciation, depletion and amortization                                  40,229           27,663         27,929
     Deferred income tax provision                                              3,321            2,970          2,455
     Non-cash sales                                                                 -           (1,534)        (3,162)
     Gain on sale of property and equipment                                       (40)               -              -
     Amortization of deferred revenue                                          (5,740)               -              -
     Warrants issued in debenture exchange                                          -                -            180
     Increase in receivables                                                  (12,155)          (5,998)       (17,322)
     Increase in other assets                                                  (1,143)            (705)          (476)
     Discount on note receivable                                                  198                -              -
     Proceeds from volumetric production payment                               19,000                -              -
     Increase in accounts payable and other liabilities                        10,996            3,722          4,588
                                                                             --------          -------        -------
          Total adjustments                                                    55,840           27,566         14,548
                                                                             --------          -------        -------

Net cash provided by (used in) operating activities of:
     Continuing operations                                                     71,089           36,245         23,863
     Discontinued operations                                                   (3,757)            (276)           114
                                                                             --------          -------        -------
Net cash provided by operating activities                                   $  67,332         $ 35,969       $ 23,977
                                                                             ========          =======        =======



                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

     USE OF ESTIMATES: The preparation of these consolidated financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from estimates. Data bank amortization is determined using estimates of ultimate revenues from licensing of the seismic data. Refer to the data bank discussion below for additional information on data bank amortization. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Refer to Note R, "Supplemental Oil and Gas Information" for additional information regarding the process of estimating proved oil and gas reserve quantities.

     BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Seitel, Inc., the accounts of its wholly-owned subsidiaries and the Company's pro rata share of its investments in joint ventures. Investment in affiliate was accounted for under the equity method when the Company owned 50% of such company and accounted for under the cost method when the ownership was reduced to 19%. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the prior years' financial statements to conform to the current year's presentation.

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

     DATA BANK: Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenues. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception for two-dimensional seismic data and within seven years of inception for three-dimensional data, and the final 10% is amortized on a straight-line basis over fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. Using these guidelines, the Company would expect the percentage of net data bank as of December 31, 1996 to be amortized to be 21%, 17%, 12%, 12%, 11%, and 27% for the years ending December 31, 1997, 1998, 1999,
2000, 2001 and thereafter, respectively. On a periodic basis, the carrying value of seismic data is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

     Net data bank at December 31, 1996 and 1995 was comprised of the following (in thousands):

                                                           December 31,
                                                --------------------------
                                                   1996            1995
                                                -----------    -----------
     2D data created by the Company             $   20,277     $   23,607
     3D data created by the Company                 96,100         70,069
     Data purchased by the Company                  10,621         11,693
                                                 ---------      ---------
     Net data bank                              $  126,998     $  105,369
                                                 =========      =========

                                       F-8

     PROPERTY AND EQUIPMENT: The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three years ended December 31, 1996, exploration and development related overhead costs of $1,146,000, $861,000 and $707,000, respectively, have been capitalized to oil and gas properties. For the years ended December 31, 1996 and 1995, interest costs of $1,525,000 and $835,000, respectively, have been capitalized to oil and gas properties.

     Provisions for depreciation, depletion and amortization are calculated using the units-of-production method. Estimated future site restoration, dismantlement and abandonment costs, net of salvage value, are taken into consideration. Such costs are not currently expected to be material. Capitalized costs associated with the acquisition and evaluation of unproved properties and certain properties under development are not currently depleted. Depletion of the costs associated with these properties will commence when the properties or projects are evaluated.

     Capitalized costs are limited to the present value, discounted at 10 percent, of future net revenues calculated using period-end prices from estimated proved reserves plus the lower of cost or fair value of unevaluated properties, adjusted for the effects of related income taxes.

     Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

     INCOME TAXES: The Company and all of its subsidiaries file a consolidated federal income tax return. The Company does not provide deferred taxes (benefit) on the undistributed earnings (loss) of its foreign subsidiaries, which amounted to $445,000, $(3,000), and $1,000 for the years ended December 31, 1996, 1995 and 1994, respectively, as such earnings are intended to be permanently reinvested in those operations.

     INCOME RECOGNITION: Revenue from seismic data licensing agreements is recognized when each seismic data program is available for use by the licensees and is presented net of revenue shared with other entities. Revenue from the acquisition of seismic data for non-affiliated parties is recognized on the percentage-of-completion method based on the work effort completed compared with the total work effort estimated for the contract. Revenue received in advance of being earned is deferred until earned.

     HEDGING TRANSACTIONS: The Company may enter into futures transactions to hedge commodity prices associated with the sales of natural gas and crude oil in order to minimize the risk of market price fluctuations. Changes in the market value of futures transactions are deferred until the gain or loss is recognized on the hedged transactions. All future contracts permit settlement by delivery of physical product.

     COST OF SALES: Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, oil and gas production, and data resale support services. The cost of acquiring seismic data for non-affiliated parties includes all direct material and labor costs and indirect costs related to the acquisition such as supplies, tools, repairs and depreciation.

     EARNINGS PER SHARE: Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective years, including common equivalent shares applicable to assumed exercise of stock options and warrants when such common stock equivalents are dilutive, and the Company's other potentially dilutive securities.

     Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                                     Year Ended December 31,
                                                                  ---------------------------
                                                                    1996      1995      1994
                                                                  -------   -------   -------

Total income used for primary earnings per share                  $15,249   $ 8,679   $ 9,315
                                                                  =======   =======   =======

Net income as reported                                            $15,249   $ 8,679   $ 9,315
Interest eliminated on assumed conversion of 9% convertible
   subordinated debentures, net of tax                               --          95       329
                                                                  -------   -------   -------
Total income used for fully diluted earnings per share            $15,249   $ 8,774   $ 9,644
                                                                  =======   =======   =======

Weighted average number of common and common equivalent shares     10,289     9,872     7,800
                                                                  =======   =======   =======
Weighted average number of common shares assuming full dilution    10,476    10,358     9,001
                                                                  =======   =======   =======

     STOCK-BASED COMPENSATION: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Reference is made to Note G, "Stock Options and Warrants," for a summary of the pro forma effect of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" on the Company's results of operations in 1996 and 1995.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of December 31, 1996 and 1995, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes and the term loans approximates the carrying value of this debt as of December 31, 1996 and 1995. Based on the quoted market price, the fair value of the 9% convertible subordinated debentures at December 31, 1995 was $6,962,000.

     IMPAIRMENT OF LONG-LIVED ASSETS: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be realizable. The Company adopted SFAS No. 121 effective January 1, 1996; the adoption of this statement did not have a material effect on the Company's consolidated financial statements.

NOTE B--INCOME TAXES

     The discussion of income taxes herein does not include the income tax effects of the discontinued operations or the extraordinary item explained in Note M and Note N, respectively, of these consolidated financial statements.

         The provision (benefit) for income taxes for each of the three years ended December 31, 1996, are comprised of the following (in thousands):

                                         1996             1995             1994
                                     ------------    -------------   ------------
  Current -  Federal                 $      5,214    $       2,753   $      2,706
          -  State                            246              153            225
             Foreign                           82               22            295
                                     ------------    -------------   ------------
                                            5,542            2,928          3,226
                                     ------------    -------------   ------------

  Deferred - Federal                        3,321            3,001          2,429
           - State                              -              (31)            26
                                     ------------    -------------   ------------
                                            3,321            2,970          2,455
                                     ------------    -------------   ------------

  Tax provision -  Federal                  8,535            5,754          5,135
                -  State                      246              122            251
                -  Foreign                     82               22            295
                                     ------------    -------------   ------------
                                     $      8,863    $       5,898   $      5,681
                                     ============    =============   ============

     The differences between the U.S. Federal income taxes computed at the statutory rate (34.7% for 1996, 34.6% for 1995, and 34.4% for 1994) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

                                                     1996           1995             1994
                                                 ------------    -----------     -----------
     Statutory Federal income tax                $    8,716      $   5,540      $    5,280
     State income tax, less Federal benefit             162             79             163
     Other, net                                         (15)           279             238
                                                  ---------       --------        --------
     Income tax expense                          $    8,863      $   5,898      $    5,681
                                                  =========       ========        ========

     The components of the net deferred income tax liability reflected in the Company's consolidated balance sheets at December 31, 1996 and 1995 were as follows (in thousands):

                                                                Deferred Tax Assets
                                                           (Liabilities) at December 31,
                                                            ---------------------------
                                                               1996              1995
                                                            ----------       ----------
Alternative minimum tax credit carryforward                  $ 1,506          $   958
Net operating loss carryforward                                  997               --
Partnership earnings                                             215              217
Investment tax credits                                            44               44
Other                                                            553              820
                                                             -------          -------
Total deferred tax assets                                      3,315            2,039
Less:  Valuation allowance                                       (44)             (44)
                                                             -------          -------
  Deferred tax assets, net of
  valuation allowance                                          3,271            1,995
                                                             -------          -------

Depreciation, depletion and amortization                     (12,969)          (8,370)
Other                                                            (95)             (97)
                                                             -------          -------
Total deferred tax liabilities                               (13,064)          (8,467)
                                                             -------          -------

Net deferred tax liability                                $   (9,793)       $  (6,472)
                                                             =======          =======

     As of December 31, 1996, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1,506,000 which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period. Additionally, as of December 31, 1996, the Company has a net operating loss carryforward for regular Federal income tax purposes of approximately $2,933,000 which will expire in 2011.

     In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 1996, 1995 and 1994, the Company received $3,204,000, $1,900,000 and $1,879,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

NOTE C--DEBT

     The following is a summary of the Company's debt at December 31, 1996 and 1995 (in thousands):

                                            December 31,
                                       ----------------------
                                          1996        1995
                                       ---------   ----------

          Senior notes                 $ 75,000    $  52,500
          Subordinated debentures             -        1,989
          Term loans                      9,025        3,071
                                       ---------   ----------
                                       $ 84,025    $  57,560
                                       =========   ==========

     SENIOR NOTES: On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75,000,000. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52,500,000 and bear interest at the fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22,500,000 and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8,333,000 beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10,000,000 beginning December 30, 1998. Interest on the Senior Notes is payable semi-annually on June 30 and December 30.

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

     On March 14, 1996, a wholly-owned subsidiary of the Company obtained a $433,000, three year term loan bearing interest at the rate of 7.52% for the purchase of geophysical equipment. The debt is secured by such equipment. Monthly principal and interest payments total approximately $13,000.

     On July 9, 1996, a wholly-owned subsidiary of the Company obtained two term loans aggregating $7,264,000 for the purchase of land and marine seismic equipment which secures the debt. The first loan is a $5,902,000, five year term loan bearing interest at the rate of 8%. The second loan is a $1,362,000, three year term loan bearing interest at the rate of 8.06%. Monthly principal and interest payments on both term loans total approximately $163,000.

     LINE OF CREDIT: On July 22, 1996, the Company entered into an agreement with The First National Bank of Chicago for a $25,000,000 unsecured revolving line of credit facility. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. No amounts were outstanding under this line of credit at December 31, 1996.

     Certain of the borrowings described above contain requirements as to the maintenance of minimum net worth and limitations on liens, total debt, debt issuance and disposition of assets.

     Aggregate  maturities of the Company's debt over the next five years are as
follows:   $2,798,000  in  1997;  $12,514,000  in  1998;  $19,918,000  in  1999;
$19,647,000 in 2000; and $10,816,000 in 2001.

NOTE D--LEASE OBLIGATIONS

     Property and equipment in the accompanying consolidated balance sheets includes the following assets held under capital leases (in thousands):

                                                 December 31,
                                             ---------------------
                                                1996        1995
                                             ---------    --------
     Geophysical equipment                   $   5,339    $  5,298
     Furniture, fixtures and other                 324         324
                                             ---------    --------
     Assets under capital lease                  5,663       5,622
     Accumulated amortization                   (2,827)     (1,641)
                                             ---------    --------
     Assets under capital lease, net         $   2,836    $  3,981
                                             =========    ========

     The Company also leases office space under operating leases. Rental expense for 1996, 1995 and 1994 was approximately $619,000, $571,000 and $473,000, respectively.

     Future minimum lease payments for the five years subsequent to December 31, 1996 and in the aggregate are as follows (in thousands):

                                         Capital        Operating
                                          Leases          Leases
                                        ---------       ---------
     1997                               $  1,179        $    572
     1998                                    955             552
     1999                                    465             433
     2000                                     11              54
     2001                                      2               -
                                        --------        --------
     Total minimum lease payments          2,612        $  1,611
                                                        ========
     Less amount representing interest      (149)
                                        --------
     Present value of net minimum
          lease payments                $  2,463
                                        ========

NOTE E-VOLUMETRIC PRODUCTION PAYMENT

     In June 1996, the Company sold a volumetric production payment for $19 million to certain limited partnerships. Under the terms of the production payment agreements, the Company conveyed a mineral property interest of approximately 7.6 billion cubic feet of certain natural gas and approximately 363,000 barrels of other hydrocarbons to the purchasers. The Company retains responsibility for its working interest share of the cost of operations. At December 31, 1996, there were approximately 5.5 billion cubic feet of gas and 279,000 barrels of other hydrocarbons remaining to be delivered under the agreements.

     The Company accounted for the proceeds received in the transaction as deferred revenue which is being amortized into revenue and income as natural gas and other hydrocarbons are produced and delivered during the term of the volumetric production payment agreements. Annual remaining amortization of deferred revenue under the volumetric production payment agreements, at December 31, 1996 is estimated as follows (in thousands):

                         1997            $  8,023
                         1998               3,901
                         1999               1,336
                                         --------
                         Total           $ 13,260
                                         ========

                                      F-13

NOTE F--CONTINGENCIES AND COMMITMENTS

     At December 31, 1996 and 1995, $274,000 and $279,000, respectively, of charges for seismic surveys which are payable to joint venture partners only from the collection of sales proceeds from those seismic surveys are included in contingent payables.

     On September 30, 1996, a wholly-owned subsidiary of the Company entered into an agreement for the purchase of a telemetry seismic data acquisition system at a cost of approximately $3,500,000. Payment was made upon delivery of the system in January 1997.

     On July 21, 1992, the Company's Board of Directors approved payment of a one-time $2,500,000 bonus to be divided among five key employees upon the event of the market price of the Company's stock maintaining or exceeding $20 per share for at least 90 consecutive days (the "Target Date" ) at any time before July 21, 1997. The Target Date was achieved in June 1994. The bonus vests equally over the 12 quarters following the Target Date, contingent upon continued full-time employment, except in the event of death or disability in which case the balance of the bonus will be due and payable immediately. The bonus expense is being recognized over the vesting period. For the years ended December 31, 1996, 1995 and 1994, $833,000, $833,000 and $625,000, respectively, was charged to expense for this bonus. As of December 31, 1996, $209,000 remains to be charged to expense. Interest, at the prevailing prime rate, is paid quarterly on the total outstanding bonus.

     On  January  27,  1995,  the  Company's  Board  of  Directors   approved  a
shareholder value incentive bonus under which a cash bonus aggregating $4,000,000 would be paid to all salaried employees if the market price of the Company's stock reaches $60 per share on or before April 30, 1998, and maintains that price for at least 90 consecutive days. This bonus would be shared by all salaried employees on a basis proportionate to their respective compensation ranking in the Company, and it would vest and be paid out in escalating quarterly installments over a three-year period, subject to continued employment with the Company. As of March 26, 1997, the market price of the Company's common stock was $36.50 share.

NOTE G--STOCK OPTIONS AND WARRANTS

     On July 7, 1984, the Company's Board of Directors adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. As of December 31, 1996, 115,600 shares have been reserved for issuance under the Incentive Stock Option Plan and 270,900 shares have been reserved under the Non-Qualified Stock Option Plan, of which all options have been issued under both original plans. On July 28, 1993, the Company's Board of Directors adopted the 1993 Incentive Stock Option Plan and on July 18, 1995 and July 25, 1996, approved amendments to that plan to increase the total number of shares issuable under the option plan to 1,150,000. As of December 31, 1996, 838,997 options have been issued under the plan. As of December 31, 1996, all options issued under these plans have been issued at or above the market price of the Company's common stock as of the date of issuance, have a term of ten years and are exercisable under the terms of the respective option agreements. On June 17, 1994, the Company's Board of Directors adopted the Non-Employee Directors Stock Option Plan which reserves 75,000 shares for issuance. As of December 31, 1996, 20,000 options have been issued at the market price of the Company's common stock as of the date of issuance, have a term of five years and are exercisable under the terms of the respective option agreements. The following summarizes information with regard to the stock option plans for the years ended December 31, 1996, 1995 and 1994 (shares in thousands):

                                                      1996                      1995                       1994
                                              ---------------------     ---------------------     ---------------------
                                                           Weighted                 Weighted                   Weighted
                                                           Average                  Average                    Average
                                                           Exercise                 Exercise                   Exercise
                                              Shares        Price       Shares        Price       Shares        Price
                                              -------      --------     -------      --------     -------      --------
Outstanding at beginning of year                  640      $ 19.79          356      $ 12.26          288      $  6.24
     Granted                                      306        29.34          337        25.92          112        24.06
     Exercised                                   (122)       14.16          (52)        8.16          (43)        5.85
     Forfeited                                    (47)       25.10           (1)       11.31           (1)        5.85
                                              -------                   -------                   -------
Outstanding at end of year                        777        24.12          640        19.79          356        12.26
                                              =======                   =======                   =======

Options exercisable at end of year                272                       186                       136
                                              =======                   =======                   =======

     The following table summarizes information for the options outstanding at December 31, 1996 (shares in thousands):

                                       Options Outstanding                  Options Exercisable
                                ------------------------------------       ----------------------
                               Number of    Weighted                         Number of
                                Options      Average      Weighted           Options     Weighted
                              Outstanding  Contractual     Average         Exercisable    Average
                                   at        Life in      Exercise              at       Exercise
Range of Exercise Prices        12/31/96      Years        Price             12/31/96     Price
------------------------        --------     --------    ----------         ---------   ---------
$ 1.22  -   $10.00                 118          4.6        $  6.48              118      $  6.48
$10.01  -   $20.00                  14          6.6          16.31               10        15.98
$20.01  -   $30.00                 476          8.8          25.25              119        24.92
$30.01  -   $40.00                 169          9.0          33.92               25        32.69
                                -------                                      -------
$ 1.22  -   $40.00                 777                       24.12              272        17.28
                                =======                                      =======

     During 1996 and 1995, the Company granted 262,141 and 307,144 warrants, respectively, with a weighted average fair value on the date of grant of $17.38 and $15.04, respectively. At December 31, 1996, outstanding warrants to purchase the Company's common stock were as follows (shares in thousands):

                                                 Number of           Range of            Year of
                                                   Shares         Exercise Prices       Expiration
                                                -------------   --------------------   -------------
     Issued to underwriters in connection
          with 9% convertible
          subordinated debentures                    20           $     9.28               1997
     Issued in debenture exchange                    96                29.92               1997
     Issued to employees                            219            11.25 - 13.19           1997
     Issued to employees                            407            24.00 - 30.13           1999
     Issued to employees                            602            13.05 - 32.00           2000
     Issued to employees                            248            26.75 - 43.50           2001
     Issued to an employee                           10                 5.38               2002

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant.
Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                   1996           1995
                                                               ------------   ------------
     Net income                              As reported         $ 15,249       $ 8,679
                                               Pro forma         $ 10,050       $ 5,631

     Primary earnings per share              As reported         $   1.48       $   .88
                                               Pro forma         $    .99       $   .58

     Fully diluted earnings per share        As reported         $   1.46       $   .85
                                               Pro forma         $    .97       $   .56

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates ranging from 5.91% to 7.03% and 5.54% to 7.02%; dividend yield of 0% and 0%; stock price volatility ranging from 46.49% to 62.62% and 47.18% to 65.06%; and expected option lives ranging from 5 to 10 years and 2.8 to 10 years. The weighted-average fair value of options granted during 1996 and 1995 was $22.40 and $19.32 per option, respectively, for options granted at fair market value and $18.86 per option for options granted above fair market value in 1995. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

     On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors fees in a deferred cash account or as deferred shares. As of December 31, 1996, 30,000 shares have been reserved for issuance under this plan and directors have accumulated 687 deferred shares in their accounts which will not be distributed until such time as designated by the director.

NOTE H--COMMON STOCK

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

     On July 21, 1992, the Company granted ten year loans at an interest rate of 4% to most of its employees for purchases of the Company's common stock at the then market price of $5.375 per share. The Company recorded related compensation expense of $48,000, $56,000 and $64,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Payments of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. During 1996, 1995 and 1994, the Company received $190,000, $156,000 and $488,000, respectively, as principal payments on these notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE I--PREFERRED STOCK

     The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 1996, no preferred stock had been issued.

NOTE J--RELATED PARTY TRANSACTIONS

     The Company owed Helm Resources, Inc. and its subsidiaries ("Helm"), a company that has three executive officers who are directors of the Company, $23,000 and $51,000 as of December 31, 1996 and 1995, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $80,000, $78,000 and $84,000 for these general and administrative expenses during 1996, 1995 and 1994, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred in the same amount by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

     Certain employees and directors of the Company contributed cash to partnerships in 1996, 1995 and 1994 which invest in the exploration and development of oil and gas properties on a working interest basis along with DDD Energy, Inc. Each partnership's working interest amounts to 3% of the total investment made by such partnership and DDD Energy, Inc. for the partnership formed in 1996 and 5% for the partnerships formed in 1995 and 1994. Each partnership invests in projects and prospects undertaken by DDD Energy, Inc. in the year such partnership is formed and all subsequent development of those projects and prospects. The terms of each partnership require the participants to contribute their share of required capital contributions at the beginning of the year and any future cash calls, as required. All transactions between the partnerships and DDD Energy, Inc. are at arms length.

NOTE K--MAJOR CUSTOMERS

     No customers accounted for 10% or more of revenues during the years 1996, 1995 or 1994.

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

NOTE L--PROFIT-SHARING PLAN

     The Company has an Incentive Compensation Agreement for certain employees under which annual contributions, ranging from 2.5% to 5% of revenues generated on certain seismic programs, are required. Contributions amounted to $550,000, $263,000 and $652,000, for 1996, 1995 and 1994, respectively.

NOTE M--DISCONTINUED OPERATIONS

     On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations. Accordingly, the Company's consolidated financial statements present the gas marketing operations as discontinued operations for all periods presented.
Effective August 1, 1996, the Company assigned substantially all of its contracts to purchase and supply natural gas to a retail energy marketer.

     The loss from discontinued operations amounted to $988,000, $1,196,000, and $52,000 for the three years ended December 31, 1996, net of an income tax benefit of $580,000 for 1996, $703,000 for 1995, and $30,000 for 1994. At
December 31, 1995, the Company had fixed price gas sales contracts which were generally below the estimated market price at which the Company could purchase gas supply and transportation. Then current market pricing models were used to estimate the market price at which the Company could purchase gas supply and transportation in the future. Such models were used to estimate the loss related to future contractual commitments at December 31, 1995. During the first seven months of 1996, the Company continued to deliver gas to customers under its existing contracts. Effective August 1, 1996, the gas marketing operations were disposed of. As a result of changes in market prices to purchase gas supply, an additional $988,000 was recognized as a loss from discontinued operations in 1996. Such loss represented the final charge related to the discontinued operations. The loss on disposal of discontinued operations recorded as of December 31, 1995, was $252,000, net of an income tax benefit of $148,000, and included costs such as severance benefits and estimated personnel costs to continue to honor the Company's obligations until the gas marketing contracts were transferred or terminated. No additional loss on disposal of discontinued operations was incurred during 1996.

     Revenue from the discontinued operations was $13,116,000 and $2,864,000 for the years ended December 31, 1995 and 1994, respectively. The net liabilities of discontinued operations at December 31, 1995, consisted primarily of accounts payable and accrued liabilities offset by trade receivables and income tax benefits. No assets or liabilities relating to the discontinued operations remained at December 31, 1996.

NOTE N--EARLY EXTINGUISHMENT OF DEBT

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

NOTE O--STATEMENT OF CASH FLOW INFORMATION

     For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with original maturity of three months or less to be cash equivalents.

     Operating cash flows reported in the consolidated statements of cash flows do not reflect effects of changes in inventory levels because the Company reports no inventories and classifies cash expenditures for its seismic data library as an investing, rather than an operating, activity.

     Significant non-cash investing and financing activities are as follows:

     1.   During 1996,  1995 and 1994, the Company issued  214,304,  165,296 and
          1,006,667,   respectively,   shares  of  its  common  stock  upon  the
          conversion  and exchange of  $1,989,000,  $1,534,000  and  $9,342,000, respectively, of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000, $98,000 and $626,000 during 1996, 1995 and 1994, respectively, have been charged to additional paid-in capital.

     2. During 1996, the Company issued 132,075 shares of its common stock in exchange for a 50% equity interest in a marine seismic company.

     3. During 1996, the Company redeemed a portion of its equity interest in a marine seismic company in exchange for a note totaling $2,680,000.

     4. During 1995 and 1994, the Company licensed seismic data valued at $1,534,000 and $3,162,000, respectively, in exchange for the purchase of property and equipment and seismic data for its library.

     5. During 1996, 1995 and 1994, capital lease obligations totaling $41,000, $10,000 and $5,639,000, respectively, were incurred when the Company entered into leases for property and equipment.

     6. During 1995, the Company acquired $330,000 of property and equipment by incurring a directly related term loan.

NOTE P--INDUSTRY SEGMENTS

     Financial information by industry segment for the three years ended December 31, 1996, was as follows (in thousands):

                                                 Exploration  Corporate
                                                     and        and           Consolidating
                                      Seismic    Production    Other           Eliminations Consolidated
                                    ----------   ----------  ----------         ----------   ---------
1996
----
Unaffiliated revenue                $   87,747   $   18,255  $        -         $        -   $ 106,002
Intersegment revenue (a)<F1>            13,396            -           -            (13,396)          -
                                    ----------   ----------  ----------         ----------   ---------
  Total revenue                     $  101,143   $   18,255  $        -         $  (13,396)  $ 106,002
                                    ==========   ==========  ==========         ==========   =========

Depreciation, depletion
  and amortization                  $   31,428   $    7,212  $      609         $        -   $  39,249
                                    ==========   ==========  ==========         ==========   =========

Operating income (loss)             $   32,237   $    5,984  $   (7,435)        $   (2,786)  $  28,000
Interest expense, net                        -            -      (2,900)                 -      (2,900)
                                    ----------   ----------  ----------         ----------   ---------
Income from continuing
  operations before
  income taxes and
  extraordinary item                $   32,237   $    5,984  $  (10,335)        $   (2,786)  $  25,100
                                    ==========   ==========  ==========         ==========   =========

Identifiable assets                 $  201,379   $   93,521  $   13,175         $  (13,396)  $ 294,679
                                    ==========   ==========  ==========         ==========   =========

Capital expenditures                $   59,886   $   51,428  $      120         $        -   $ 111,434
                                    ==========   ==========  ==========         ==========   =========


1995
----
Unaffiliated revenue                $   69,598   $    4,806  $       35         $        -   $  74,439
Intersegment revenue (a)<F1>            10,877            -           -            (10,877)          -
                                    ----------   ----------  ----------         ----------   ---------
  Total revenue                     $   80,475   $    4,806  $       35         $  (10,877)  $  74,439
                                    ==========   ==========  ==========         ==========   =========

Depreciation, depletion
  and amortization                  $   24,384   $    1,625  $      863         $        -   $  26,872
                                    ==========   ==========  ==========         ==========   =========

Operating income (loss)             $   25,465   $      838  $   (4,840)        $   (2,360)  $  19,103
Interest expense, net                        -            -      (3,078)            -           (3,078)
                                    ----------   ----------  ----------         ----------   ---------
Income from continuing
  operations before
  income taxes                      $   25,465   $      838  $   (7,918)        $   (2,360)  $  16,025
                                    ==========   ==========  ==========         ==========   =========

Identifiable assets                 $  164,886   $   46,092  $    9,466         $  (10,877)  $ 209,567
                                    ==========   ==========  ==========         ==========   =========

Capital expenditures                $   34,137   $   23,075  $      985         $        -   $  58,197
                                    ==========   ==========  ==========         ==========   =========

<F1> (a) Intersegment sales are made at prices comparable to those received from unaffiliated customers.

                                                Exploration  Corporate
                                                     and        and           Consolidating
                                      Seismic    Production    Other           Eliminations Consolidated
                                    ----------   ----------  ----------         ----------   ---------

1994
----
Unaffiliated revenue                $   69,579   $    1,204  $      119         $        -   $  70,902
Intersegment revenue (a)<F1>             9,755            -           -             (9,755)          -
                                    ----------   ----------  ----------         ----------   ---------
  Total revenue                     $   79,334   $    1,204  $      119         $   (9,755)  $  70,902
                                    ==========   ==========  ==========         ==========   =========

Depreciation, depletion
  and amortization                  $   25,777   $      296  $    1,108         $        -   $  27,181
                                    ==========   ==========  ==========         ==========   =========

Operating income (loss)             $   19,797   $      229  $       (6)        $   (1,470)  $  18,550
Interest expense, net                        -            -      (3,198)                 -      (3,198)
                                    ----------   ----------  ----------         ----------   ---------
Income from continuing
  operations before
  income taxes and
  extraordinary item                $   19,797   $      229  $   (3,204)        $   (1,470)  $  15,352
                                    ==========   ==========  ==========         ==========   =========

Identifiable assets                 $  151,614   $   22,164  $    2,746(b)<F2>  $   (9,755)  $ 166,769
                                    ==========   ==========  ==========         ==========   =========

Capital expenditures                $   69,095   $   16,874  $      134         $        -   $  86,103
                                    ==========   ==========  ==========         ==========   =========

<F1> (a) Intersegment sales are made at prices comparable to those received from unaffiliated customers.

<F2> (b) Includes net assets of discontinued operations of $529,000.


                                     F-19(a)

NOTE Q--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                                              Quarter Ended
                                                     -------------------------------------------------------------
(In thousands, except per share amounts)               March 31          June 30       Sept. 30          Dec. 31
                                                     ------------     ------------    -----------     ------------

1996
----
Revenue                                              $     20,266     $     27,180    $    30,307     $     28,249
Gross profit                                                9,266           12,987         14,022           12,636
Provision for income taxes                                  1,799            2,441          2,836            1,787
Income from continuing operations                           3,064            4,156          4,829            4,188
Net income                                                  3,064            3,168          4,829            4,188
Earnings per share (1):<F1>
 - Primary:
     Income from continuing operations                        .31              .41            .45              .39
     Loss from discontinued operations                          -             (.10)             -                -
     Net income                                               .31              .31            .45              .39
 - Assuming full dilution:
     Income from continuing operations                        .30              .41            .44              .39
     Loss from discontinued operations                          -             (.10)             -                -
     Net income                                               .30              .31            .44              .39

1995
----
Revenue                                              $     16,608     $     22,143    $    17,873     $     17,815
Gross profit                                                9,338           10,808          8,289            7,456
Provision for income taxes                                  1,637            1,891          1,226            1,144
Income from continuing operations                           2,787            3,221          2,088            2,031
Net income                                                  2,974            3,341          2,182              182
Earnings per share (1):<F1>
 - Primary:
     Income from continuing operations                        .29              .33            .21              .20
     Income (loss) from discontinued
       operations                                             .02              .01            .01             (.16)
     Loss on disposal of discontinued
       operations                                               -                -              -             (.02)
     Net income                                               .31              .34            .22              .02

 - Assuming full dilution:
     Income from continuing operations                        .27              .32            .21              .20
     Income (loss) from discontinued
       operations                                             .02              .01            .01             (.16)
     Loss on disposal of discontinued
       operations                                               -                -              -             (.02)
     Net income                                               .29              .33            .22              .02


<F1> (1)  The sum of the individual  quarterly earnings (loss) per share may not agree with the year to date earnings (loss) per share as each period's computation is based on the weighted average number of common shares outstanding during the period.


NOTE R--SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The following information concerning the Company's oil and gas operations is presented in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

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

     The Company has also presented, as additional information, proved reserves including quantities dedicated to future deliveries required under the volumetric production payment. The Company believes that this information is informative to readers of its financial statements as the related oil and gas properties costs and deferred revenue are included in the Company's balance sheet for 1996. This additional information is not required to be presented in accordance with SFAS No. 69; however, the Company believes this additional information is useful in assessing its reserve and financial position on a comprehensive basis.

     The following table sets forth estimates of proved reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas attributable to the Company's interest in oil and gas properties. The reserve estimates presented herein were prepared by the independent petroleum engineering firms of Miller and Lents, Ltd. at December 31, 1996, and by Forrest A. Garb & Associates, Inc. at December 31, 1995 and 1994. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

                                                                   Oil              Gas
                                                                  (Mbbl)          (MMcf)
                                                              -------------  --------------
Proved reserves at December 31, 1993                                   198             997
   Revisions of previous estimates                                     (25)            520
   Extensions and discoveries                                        1,355          14,128
   Production                                                          (54)           (268)
                                                              ------------   -------------
Proved reserves at December 31, 1994                                 1,474          15,377
   Revisions of previous estimates                                    (964)         (9,075)
   Purchases of reserves in place                                      782           1,851
   Extensions and discoveries                                          413           7,028
   Production                                                         (193)         (1,170)
                                                              ------------   -------------
Proved reserves at December 31, 1995                                 1,512          14,011
   Revisions of previous estimates                                     249           1,966
   Purchases of reserves in place                                       68           7,896
   Extensions and discoveries                                        1,107          10,322
   Sale of volumetric production payment                              (363)         (7,626)
   Production                                                         (279)         (2,808)
                                                              ------------   -------------
Proved reserves at December 31, 1996                                 2,294          23,761

Additional disclosures -
   Volumes dedicated to volumetric
   production payment                                                  279           5,532
                                                              ------------   -------------
Proved reserves at December 31, 1996,
   including volumes dedicated to
   volumetric production payment                                     2,573          29,293
                                                              ============   =============
Proved developed reserves -
   December 31, 1993                                                   168             974
                                                              ============   =============
   December 31, 1994                                                   487           7,315
                                                              ============   =============
   December 31, 1995                                                 1,178          10,219
                                                              ============   =============
   December 31, 1996                                                   902          11,563
                                                              ============   =============
Proved developed reserves, including amounts
   dedicated to volumetric production payment-
   December 31, 1996                                                 1,181          17,099
                                                              ============   =============

     In addition to the proved reserves disclosed above, the Company owned proved sulfur reserves of 197,000 long tons, 239,000 long tons, and 261,000 long tons at December 31, 1996, 1995 and 1994, respectively.


                                      F-21(a)

     CAPITALIZED COSTS OF OIL AND GAS PROPERTIES: As of December 31, 1996 and 1995, the Company's capitalized costs of oil and gas properties were as follows (in thousands):

                                                               December 31,
                                                           1996            1995
                                                      -------------  --------------
     Unevaluated properties                            $    30,709    $     20,862
     Evaluated properties                                   65,336          23,822
                                                      ------------   -------------
     Total capital costs                                    96,045          44,684
     Less:  Accumulated depreciation,
          depletion and amortization                        (9,473)         (2,260)
                                                      ============   =============
     Net capitalized costs                             $    86,572    $     42,424
                                                      ============   =============

     Of the total costs excluded from the amortization calculation as of December 31, 1996, $17,459,000 was incurred during 1996, $7,238,000 was incurred during 1995, $4,952,000 was incurred during 1994, and $1,060,000 was incurred during 1993. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated in the next three to five years.

     COSTS INCURRED IN OIL AND GAS ACTIVITIES: The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                            1996              1995           1994
                                                        --------------    ------------   ------------
     Acquisition of properties:
          Evaluated                                     $      23,090     $     3,643    $         -
          Unevaluated                                           7,000           5,549          3,676
     Exploration costs                                         17,358          11,963         10,853
     Development costs                                          3,913           1,505          2,345
                                                        --------------    ------------   ------------
     Total costs incurred                               $      51,361     $    22,660    $    16,874
                                                        ==============    ============   ============

     RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES: The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                           1996          1995         1994
                                                        ----------    ----------   ---------
     Revenue                                            $   17,921    $    4,482   $   1,137
     Production costs                                       (3,124)       (1,553)       (316)
     Depreciation, depletion and amortization               (7,212)       (1,625)       (296)
                                                        ----------    ----------   ---------
     Income before income taxes                              7,585         1,304         525
     Income tax expense                                     (2,655)         (456)       (179)
                                                        ----------    ----------   ---------
     Results of operations                              $    4,930    $      848   $     346
                                                        ==========    ==========   =========

     In addition to the revenues and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $334,000 and $10,000, respectively, for the year ended December 31, 1996, $324,000 and $19,000, respectively, for the year ended December 31, 1995 and $67,000 and $24,000, respectively for the year ended December 31, 1994.

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

     The presentation of the standardized measure of discounted future net cash flows and changes therein excludes, for 1996, amounts dedicated to future deliveries required under a volumetric production payment. The Company has also presented, as additional information, the standardized measure of discounted future net cash flows and changes therein including amounts dedicated to future deliveries required under the volumetric production payment. The Company believes that this information is informative to readers of its financial statements because the related oil and gas properties costs and deferred revenue are shown in the Company's balance sheet for 1996. This additional information is not required to be presented in accordance with SFAS No. 69; however, the Company believes this additional information is useful in assessing its reserve and financial position on a comprehensive basis.

                                                                                  December 31,
                                                                                 (in thousands)
                                                                  ----------------------------------------------
                                                                        1996            1995             1994
                                                                  --------------   -------------   --------------
Future gross revenue                                              $     127,905   $     43,724   $      35,910
Future production costs                                                 (21,913)        (8,951)         (7,100)
Future development costs                                                (10,101)        (3,393)         (6,998)
Future income taxes                                                     (26,524)        (9,266)         (6,024)
                                                                  -------------   ------------   -------------
Future net cash flows                                                    69,367         22,114          15,788

10 percent annual discount for estimated timing of cash flows           (17,277)        (6,056)         (4,958)
                                                                  -------------   ------------   -------------

Standardized measure of discounted future net cash flows                 52,090   $     16,058   $      10,830
                                                                                  ============   =============

Additional disclosures -
     Amounts dedicated to volumetric production payment                   7,911
                                                                  -------------

Total discounted future net cash flows, including amounts
     dedicated to volumetric production payment                   $      60,001
                                                                  =============


     The above table excludes future net cash flows before income taxes of $3,495,000, $5,061,000 and, $3,884,000 and discounted future net cash flows before income taxes of $2,427,000, $3,926,000 and $2,939,000, as of December 31,
1996, 1995 and 1994, respectively, related to proved sulfur reserves.

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                     1996           1995             1994
                                                                 -----------    -----------      ----------
Standardized measure, beginning of year                          $    16,058    $    10,830      $    1,291
Extensions and discoveries, net of related costs                      26,690         13,714          14,344
Sales of oil and gas produced, net of production costs                (9,057)        (2,929)           (821)
Net changes in prices and production costs                            24,561             77            (276)
Change in future development costs                                      (355)         4,010              74
Development costs incurred during the period
   that reduced future development costs                               2,042            421               -
Revision of previous quantity estimates                                3,077        (12,192)            201
Purchases of reserves in place                                        18,309          5,583               -
Sale of volumetric production payment                                (17,763)             -               -
Accretion of discount                                                  2,532          1,525             154
Net change in income taxes                                           (11,406)        (2,583)         (4,174)
Change in production rates and other                                  (2,598)        (2,398)             37
                                                                 -----------    -----------      ----------
Standardized measure, end of year                                     52,090    $    16,058      $   10,830
                                                                                ===========      ==========

Additional disclosures -
   Amounts dedicated to volumetric
   production payment                                                  7,911
                                                                 -----------

Total standardized measure, including
   amounts dedicated to volumetric
   production payment                                            $    60,001
                                                                 ===========


                                     EXHIBIT
                                      INDEX
--------------------------------------------------------------------------------

Exhibit                             Title                                   Page
                                                                          Number
--------------------------------------------------------------------------------

10.7    Amendment to the Seitel,  Inc. 1993  Incentive  Stock Option       47
        Plan effective December 31, 1996

10.9    Amendment to the Seitel, Inc. Non-Employee  Directors' Stock       49
        Option Plan effective December 31, 1996

10.12   Amendment  to the Seitel,  Inc.  Amended and  Restated  1995       51
        Warrant Reload Plan effective December 31, 1996

10.28   Assumption and Loan  Modification  Agreement dated effective       53
        December 31, 1996, among Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), Compass Bank and Seitel, Inc.

10.30   Assignment and Assumption  Agreement  regarding Master Lease       58
        dated December 31, 1996, between Eagle Geophysical, Inc. (Company's wholly-owned subsidiary) and Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), consent to by MetLife Capital Corporation

10.38   Assumption and Consent dated December 31, 1996, among Seitel       62
        Geophysical, Inc. (Company's wholly-owned subsidiary), Eagle
        Geophysical,   Inc.  (Company's  wholly-owned   subsidiary),
        NationsBanc  Leasing  Corporation  of  North  Carolina,  and
        Seitel, Inc.

10.41   Loan and  Security  Agreement  dated as of February 6, 1997,       67
        between  Eagle  Geophysical,  Inc.  (Company's  wholly-owned
        subsidiary),    Seitel    Geophysical,    Inc.    (Company's
        wholly-owned    subsidiary),    and   NationsBanc    Leasing
        Corporation of North Carolina

21.1    Subsidiaries of the Registrant                                     123

23.1    Consent of Arthur Andersen LLP                                     125

23.2    Consent of Miller and Lents, Ltd.                                  127