Form 10-K/A
period 1996-12-31
SEITEL INC
filed 1997-04-30
CIK 750813

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 Amendment No. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended DECEMBER 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period
                       to                  .
     -----------------    -----------------

Commission File No. 0-14488

                                  SEITEL, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              76-0025431
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


50 Briar Hollow Lane, 7th Floor West
Houston, Texas                                                    77027
---------------------------------------                         ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code (713) 627-1990 Securities registered pursuant to Section 12(b) of the Act:

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages (as of April 1, 1997) and positions with the Company are as follows:

Name                     Age       Position(s) with the Company                Director Since
---------------------  -------     --------------------------------------    -------------------

Herbert M. Pearlman       64       Chairman of the Board                            1982
                                        of Directors
Paul A. Frame             50       Chief Executive Officer,                         1986
                                        President and Director
Horace A. Calvert         43       Chief Operating Officer,                         1987
                                        Executive Vice President
                                        and Director
David S. Lawi             61       Chairman of the Executive                        1982
                                        Committee and Director
Walter M. Craig, Jr.      42       Director                                         1987
William Lerner            63       Director                                         1985
William L. Lurie          66       Director                                         1995
John E. Stieglitz         65       Director                                         1989
Debra D. Valice           40       Chief Financial Officer,                         1995
                                        Senior Vice President of Finance,
                                        Treasurer, Corporate Secretary
                                        and Director
Jay N. Silverman          43       Vice President of Seismic Operations              --


     Herbert M. Pearlman, a co-founder of Seitel, Inc., has been a director of the company since 1982, and Chairman of the Company's Board of Directors since 1987. He has served as President, Chief Executive Officer and a Director of Helm Resources, Inc. ("Helm"), an American Stock Exchange listed company with equity interests in diverse businesses, since 1980, and in June 1984, he became Helm's Chairman of the Board. Since March 1984, Mr. Pearlman has been Chairman of Intersystems, Inc. ("Intersystems"), an American Stock Exchange listed company engaged in providing services to the thermoplastic resins industry. Since June 1990, Mr. Pearlman has served as Chairman of Unapix Entertainment, Inc. ("Unapix Entertainment"), an American Stock Exchange listed company engaged in multi-media entertainment.

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

     Walter M. Craig, Jr. has provided legal and business advice to the Company, from time to time, since 1984. Since 1993, he has been President of both the Mezzanine Financial Fund, L.P., and Professional Financial Services, Inc. Both enterprises are engaged in making capital available to small and mid-market companies based on the value of their assets. He has served as Executive Vice President and Chief Operating Officer of Helm since August 1992. From 1984 to 1992, he was Senior Vice President of Business and Legal Affairs of Helm. Since April 1993, Mr. Craig has been a Director of Unapix Entertainment.

     William Lerner is Chairman of the Company's Audit Committee and a member of the Company's Compensation and Stock Option Committee. Since January 1990, Mr. Lerner has been engaged in the private practice of law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a California real estate development company. From June 1986 until December 1989, Mr. Lerner was Vice President and General Counsel of The Geneva Companies, Inc., a financial services company engaged in counseling privately owned middle-market companies. Since 1985, he has been a Director of Helm. Mr. Lerner is also a Director of Rent-Way, Inc., a NASDAQ listed company headquartered in
Pennsylvania that operates a chain of rental-purchase stores, and Micros-to-Mainframes, Inc., a NASDAQ listed company headquartered in New York that provides advanced technology communications products and systems integration and Internet services to Fortune 2000 companies.

     William L. Lurie was elected a Director of the Company in November 1995, and has been a member of the Company's Audit Committee and the Company's Compensation and Stock Option Committee since July 1996. He has been a Co-Chairman and a Director of the Foundation for the Prevention & Early Resolution of Conflicts. Prior to that time, he was Executive Consultant to the Chairman of The Business Roundtable from 1993 to 1994, President of The Business Roundtable from 1984 to 1993, and Vice President-General Counsel of International Paper Company from 1974 to 1984. Mr. Lurie has been a Director of Minerals Technologies, Inc. since 1993 and a member of its Compensation
Committee.  He has also been a Director of  Intersystems,  Inc.  since  November
1995.

     John E. Stieglitz is Chairman of the Company's Compensation and Stock Option Committee and a member of the Company's Audit Committee. He is Chairman Emeritus of Conspectus, Inc., a privately held company, formed in 1976, engaged in providing services in the area of executive recruitment. He served as President of Conspectus, Inc. from 1976 to 1996. Mr. Stieglitz is also a Director of Helm and Intersystems.

     Debra D. Valice, CPA, is the Company's Chief Financial Officer, Senior Vice President of Finance, Treasurer and Corporate Secretary. From March 1986 until February 1987, she was the Company's Chief Accounting Officer. Ms. Valice was elected as a director of the Company in November 1995.

     Jay N. Silverman has been the Company's Vice President of Seismic Operations since July 1993, and in January 1994 was appointed President of Seitel Geophysical, Inc., a wholly-owned subsidiary of the Company. From August 1990 to July 1993, he was the Company's Manager of Field Operations. Prior to joining the Company in August 1990, Mr. Silverman was Vice President of Operations for East Coast Drilling and Boring, Inc., a privately held company operating in the northeast region of the United States, from January 1998 through July 1990.

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

                                               SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Long-Term
                                                      Annual Compensation                      Compensation
                                        -------------------------------------------------    ----------------
                                                                                                  Awards
                                                                             Other           ----------------
                                                                            Annual             Stock Options/      All Other
   Name and Principal Position    Year   Salary ($)   Bonus($)(1)<F1>  Compensation($)(2)<F2>      SARs (#)      Compensation($)
   ----------------------------- ------ ------------ ------------        ----------------    ----------------    ---------------

   Paul A. Frame                  1996    $141,898    $1,457,603          $1,204,334               74,300           $87,998 (3)<F3>
      Chief Executive Officer     1995    $139,870      $806,094            $766,456               58,992           $41,358
      and President               1994    $136,193      $955,213            $684,006              292,728           $94,990

   Horace A. Calvert              1996    $141,898    $1,457,603          $1,205,834               68,249           $87,998 (3)<F3>
      Chief Operating Officer     1995    $139,870      $806,094            $766,456               80,806           $41,358
   and
      Executive Vice President    1994    $136,193      $955,213            $684,006              292,728           $94,990

   Herbert M. Pearlman            1996    $124,818    $1,486,168               --                  62,291           $88,654 (3)<F3>
      Chairman of the             1995    $121,182      $815,712               --                  99,949           $41,358
      Board of Directors          1994    $115,569      $897,141               --                 251,740           $94,990

   David S. Lawi                  1996     $60,588      $749,085               --                  62,291           $87,998 (3)<F3>
      Chairman of the Executive   1995     $58,823      $407,856               --                  70,926           $41,358
      Committee                   1994     $56,098      $448,570               --                 166,884           $94,990

   Jay N. Silverman               1996     $90,000      $306,577            $540,556               28,282            $3,049 (4)<F4>
      Vice President of           1995     $70,000      $123,422            $264,483               25,000            $4,620
      Seismic Operations          1994     $70,000      $102,195            $211,504               20,000            $4,620

------------------------------------------------------------------------------------------------------------------------------------

<F1> (1)  Includes  bonuses based on the Company's  pre-tax  profits for Messrs.
          Frame, Calvert, Pearlman and Lawi, and based on a subsidiary's pre-tax profits for Silverman. For each of Messrs. Frame and Calvert, also includes bonuses based on the Company's stock performance of $316,667 in 1996. The final installment that may be earned pursuant to the bonuses based on the Company's stock performance occurred during the first quarter of 1997 and amounted to $79,167 for each of Messrs. Frame and Calvert.

<F2> (2)  Includes commissions based on sales.

<F3> (3)  Includes   amounts  paid  pursuant  to  the  program  (the  "Incentive
          Compensation Program") pursuant to which between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes $84,932 contributed by the Company pursuant to its Incentive Compensation Program, and $3,066 contributed by the Company as 401(k) Plan matching contributions for Frame, Calvert, and Lawi, and $3,723 for Pearlman.

<F4> (4)  Includes  $3,049  contributed  by the Company as 401(k) Plan  matching contributions.

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1996 to each of the named executive officers.

                                                    OPTION/SAR GRANTS IN 1996

------------------------------------------------------------------------------------------------------------------------------------
                                          Individual Grants
                        ------------------------------------------------------
                                        Percent                                        Potential Realizable Value
                         Number of      of Total                                        at Assumed Annual Rates of
                         Securities   Options/SARs                                       Stock Price Appreciation
                         Underlying   Granted to     Exercise                             for Option Term (4)<F4>
                        Options/SARs   Employees     or Base      Expiration    --------------------------------------------
Name                    Granted (#)     in 1996    Price ($/Sh)      Date       0 Percent($)    5 Percent($)   10 Percent($)
---------------------   -------------   ---------  -------------  ------------  ------------   -------------  --------------
Paul A. Frame           25,000 (1)<F1>    2.84       $25.375       04/22/06            $0        $398,955      $1,011,030
                         3,053 (3)<F3>    0.35       $43.000       11/26/01       ($9,922)        $23,459         $63,812
                         1,621 (3)<F3>    0.18       $41.625       11/27/01       ($3,039)        $14,684         $36,110
                        11,021 (3)<F3>    1.25       $41.000       11/29/01      ($13,776)       $106,726        $252,396
                        15,221 (3)<F3>    1.73       $40.500       12/02/01      ($11,416)       $155,376        $357,078
                        15,387 (3)<F3>    1.75       $40.000       12/03/01       ($3,847)       $164,765        $368,666
                         2,997 (3)<F3>    0.34       $40.000       12/04/01         ($749)        $32,164         $71,981

Horace A. Calvert       25,000 (1)<F1>    2.84       $25.375       04/22/06            $0        $398,955      $1,011,030
                         7,206 (3)<F3>    0.82       $41.000       11/29/01       ($9,008)        $69,782        $165,027
                        16,325 (3)<F3>    1.85       $40.500       12/02/01      ($12,244)       $166,646        $382,978
                        16,503 (3)<F3>    1.87       $40.000       12/03/01       ($4,126)       $176,715        $395,405
                         3,215 (3)<F3>    0.36       $40.000       12/04/01         ($804)        $34,504         $77,217

Herbert M. Pearlman      1,381 (3)<F3>    0.16       $43.000       11/26/01       ($4,488)        $10,611         $28,865
                           733 (3)<F3>    0.08       $41.625       11/27/01       ($1,374)         $6,640         $16,329
                         4,982 (3)<F3>    0.57       $41.000       11/29/01       ($6,228)        $48,245        $114,095
                         6,883 (3)<F3>    0.78       $40.500       12/02/01       ($5,162)        $70,262        $161,472
                         6,957 (3)<F3>    0.79       $40.000       12/03/01       ($1,739)        $74,496        $166,687
                         1,355 (3)<F3>    0.15       $40.000       12/04/01         ($339)        $14,542         $32,544
                        40,000 (2)<F2>    4.54       $32.000       04/28/00      $150,000        $430,860        $750,853

David S. Lawi            1,381 (3)<F3>    0.16       $43.000       11/26/01       ($4,488)        $10,611         $28,865
                           733 (3)<F3>    0.08       $41.625       11/27/01       ($1,374)         $6,640         $16,329
                         4,982 (3)<F3>    0.57       $41.000       11/29/01       ($6,228)        $48,245        $114,095
                         6,883 (3)<F3>    0.78       $40.500       12/02/01       ($5,162)        $70,262        $161,472
                         6,957 (3)<F3>    0.79       $40.000       12/03/01       ($1,739)        $74,496        $166,687
                         1,355 (3)<F3>    0.15       $40.000       12/04/01         ($339)        $14,542         $32,544
                        40,000 (2)<F2>    4.54       $32.000       04/28/00      $150,000        $430,860        $750,853

Jay N. Silverman        25,000 (1)<F1>    2.84       $33.500       09/25/06            $0        $526,699      $1,334,759
                         3,282 (3)<F3>    0.37       $41.125       11/21/01       ($2,462)        $34,149         $78,438

------------------------------------------------------------------------------------------------------------------------------------

<F1> (1)  These options were granted under the Company's  1993  Incentive  Stock
          Option Plan, as amended, and are exercisable starting 12 months after the grant date of April 22, 1996 for Frame and Calvert and September 25, 1996 for Silverman, with 33% of the options granted becoming exercisable at that time and with an additional 33% of the options becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date. The options were granted for a term of 10 years, subject to certain events related to termination of employment.

<F2> (2)  The expiration dates of the options listed were extended from December
          10, 1997 to April 28, 2000.

<F3> (3)  These common stock  purchase  warrants were granted under the terms of the Company's 1995 Warrant Reload Plan upon the exercise of the same number of previously granted warrants subject to the Warrant Reload Plan. The common stock purchase warrants were fully exercisable on the date of grant, and will expire on the expiration date indicated, subject to certain events related to termination of employment.

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

     The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 1996, and unexercised options held at December 31, 1996, and the value thereof, by each of the named executive officers.

                                              AGGREGATED OPTION/SAR EXERCISES IN 1996
                                                    AND 12/31/96 OPTION/SAR VALUES

                                                                Number of Securities
                                                               Underlying Unexercised          Value of Unexercised In-the
                             Shares                                 Options/SARs                  Money Options/SARs at
                            Acquired                              at 12/31/96 (#)                      12/31/96 ($)
                               on            Value        -------------------------------   ---------------------------------
Name                       Exercise(#)    Realized ($)     Exercisable     Unexercisable      Exercisable       Unexercisable
----------------------   ------------   ---------------   -------------   ---------------   ---------------    --------------
Paul A. Frame                49,300        $1,342,120         383,785          58,333          $8,075,050          $861,458
Horace A. Calvert            52,873        $1,458,047         385,068          58,333          $8,299,730          $861,458
Herbert M. Pearlman          22,291          $606,839         261,958          33,333          $4,541,218          $495,833
David S. Lawi                22,291          $606,839         211,196          16,667          $3,738,411          $247,917
Jay N. Silverman             23,813          $751,514          24,949          48,333            $353,599          $527,083


EMPLOYMENT ARRANGEMENTS

Agreements with Messrs. Frame, Calvert, Pearlman and Lawi

     Effective as of January 1, 1991, the Company entered into employment agreements with each of Messrs. Frame, Calvert, Pearlman and Lawi for service in their respective capacities set forth in the listing of directors and executive officers. During 1992, Mr. Pearlman passed the Chief Executive Officer title and duties to Mr. Frame, and Mr. Calvert added the additional title and duties of Chief Operating Officer to those he already held. The employment agreements were not revised for these changes. Each agreement is for a term of five years, renewable each year for an additional year unless either party to the agreement gives notice to the contrary. In accordance with these agreements, Messrs. Frame, Calvert, Pearlman and Lawi receive an annual base salary of $141,898, $141,898, $124,818, and $60,588, respectively. Additionally, each of Messrs. Frame and Calvert receive a 1% commission on the first $12,000,000 in revenues for the year and 1/2% commission on revenues in excess thereof, plus an additional 1/2% commission on revenues over $12,000,000 if at least 40% of the Company's revenues are resale revenues, plus a bonus of 4% of the Company's pre-tax profits (as defined therein). Each of Messrs. Pearlman and Lawi receive an annual bonus of 5% and 2-1/2%, respectively, of the Company's pre-tax profits (as defined).

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

     On  January  27,  1995,  the  Company's  Board  of  Directors   approved  a
shareholder value incentive bonus under which a cash bonus aggregating $4,000,000 would be paid to all salaried employees if the market price of the Company's stock reaches $60 per share on or before April 30, 1998, and maintains that price for at least 90 consecutive days. This bonus would be shared by all salaried employees on a basis proportionate to their respective compensation ranking in the Company, and it would vest and be paid out in escalating quarterly installments over a three-year period, subject to continued employment with the Company. This shareholder value incentive bonus was approved by Company Shareholders at the 1995 annual meeting. As of April 15, 1997, the market price of the Company's common stock was $32.875 per share.

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

     Nonemployee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Plan, each non-employee director receives on the date of each annual meeting during the term of the Plan an option to purchase 1,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted on the date of such election or appointment an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted under the Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During 1996, William Lerner, John E. Stieglitz and William L. Lurie were granted 1,000 options each, at an exercise price of $29.125.

Compensation Committee Interlocks and Insider Participation

     The Company's Compensation and Stock Option Committee is composed of William Lerner, John E. Stieglitz and William L. Lurie. In 1996, William Lurie invested as a general partner in a partnership for which the Company's subsidiary DDD Energy, Inc. acts as managing partner. See Item 13, Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 15, 1997, by (i) persons known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each of the Company's directors (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.


Name and Address                                       Amount and Nature of
of Beneficial Owner                              Beneficial Ownership (1)<F2>(2)<F3>     Percentage of Class
------------------------------------             ----------------------------------      -------------------
Driehaus Capital Management, Inc.                          831,900                               8.6%
25 East Erie Street
Chicago, IL 60611

Horace A. Calvert                                          551,711 (3) <F4>                       5.1%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Paul A. Frame, Jr.                                         542,737 (4) <F5>                       5.0%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Herbert M. Pearlman                                        386,386 (5) <F6>                       3.6%
537 Steamboat Road
Greenwich, CT 06830

David S. Lawi                                              262,909 (6) <F7>                       2.5%
537 Steamboat Road
Greenwich, CT  06830

Debra D. Valice                                            143,548 (7) <F8>                       1.4%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Jay N. Silverman                                            43,795 (8) <F9>                        *<F1>
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Walter M. Craig, Jr.                                        30,981 (9)<F10>                        *<F1>
2 Bridge Avenue
Redbank, NJ 07701

William Lerner                                              10,585 (10)<F11>                       *<F1>
423 East Beau Street
Washington, PA  15301

John E. Stieglitz                                            6,000 (10)<F11>                       *<F1>
Conspectus, Inc.
222 Purchase Street
Rye, NY  10580

William L. Lurie                                             6,000 (11)<F12>                       *<F1>
93 Taylor Lane
Harrison, NY 10528

All directors and executive officers
  as a group (10 persons)                                1,984,652 (12)<F13>                     16.8%



<F1> *    Less than 1%

<F2> (1)  Except as otherwise  noted,  each named holder has, to the best of the
          Company's knowledge, sole voting and investment power with respect to the shares indicated.

<F3> (2)  Includes  shares  that may be  acquired  within  60 days by any of the named persons upon exercise of any right.

<F4> (3)  Includes  40,553 and 345,399  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $4.13 to $25.38 per share, and the exercise prices of the common stock purchase warrants range from $13.05 to $41.00 per share.

<F5> (4)  Includes  40,297 and 345,399  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $4.13 to $25.38 per share, and the exercise prices of the common stock purchase warrants range from $13.05 to $43.00 per share.

<F6> (5)  Includes  16,667 and 245,291  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise price of the options is $25.13, and the exercise prices of the common stock purchase warrants range from $13.05 to $43.00 per share.

<F7> (6)  Includes  8,333 and  202,863  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise price of the options is $25.13, and the exercise prices of the common stock purchase warrants range from $13.05 to $43.00 per share.

<F8> (7)  Includes  8,333  and  78,666  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $25.13 to $33.50 per share, and the exercise prices of the common stock purchase warrants range from $24.00 to $40.00 per share.

<F9> (8)  Includes  28,333  and  3,282  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $15.00 to $33.50 per share, and the exercise price of the common stock purchase warrants is $41.13 per share.

<F10>(9)  Includes  30,652 shares which may be acquired from the Company  within
          60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $30.13 to $32.00 per share.

<F11>(10) Includes 6,000 shares which may be acquired from the Company within 60 days upon exercise of options at an exercise price ranging from $30.00 to $30.50 per share.

<F12>(11) Includes 5,000 shares which may be acquired from the Company within 60 days upon exercise of options at an exercise price of $25.00 per share.

<F13>(12) Includes an aggregate of 1,411,069  shares which may be acquired  from the Company within 60 days upon exercise of 159,517 options and 1,251,552 common stock purchase warrants, respectively, by the group of 10 persons which comprises all executive officers and directors. The exercise prices of the options range from $4.13 to $33.50 per share, and the exercise prices of the common stock purchase warrants range from $13.05 to $43.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 21, 1992, the Company granted ten year loans at an interest rate of 4% to most of its employees for purchases of the Company's common stock at the then market price of $5.375 per share. The Company recorded compensation expense of $48,000 related to these loans in 1996. Payments of 5% of the original principal balance plus accrued interest are due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame and Calvert and Ms. Valice, amounting to $537,500, $537,500 and $134,375, respectively. The largest aggregate amounts of principal and interest outstanding on such loans during 1996 were approximately $474,000, $474,000 and $119,000, respectively. As of April 15, 1997, the aggregate amounts of principal and interest outstanding on such loans were approximately $441,000, $441,000 and $110,000, respectively.

     The Company's wholly-owned subsidiary DDD Energy, Inc. ("DDD Energy"), which acquires and develops non-operating interests in mineral properties, acts as managing partner of a general partnership (the "1996 Partnership"). The 1996 Partnership was formed to permit officers, directors and employees of the Company and its subsidiaries, and members of their immediate families, who are accredited investors to invest in mineral interests as general partners ("Contributing General Partners") in the 1996 Partnership. The 1996 Partnership is a blind pool which invested partnership funds throughout the year in mineral interests. Pursuant to the partnership agreement governing the 1996 Partnership, DDD Energy agreed to use its reasonable efforts to allow the 1996 Partnership to invest, along with DDD Energy, in all non-operating mineral interests in which DDD Energy invested during 1996, and the 1996 Partnership was obligated to invest in all interests in which DDD Energy invested (to the extent allowed by the sellers of such interests) until funds of the 1996 Partnership allocated to acquisitions were exhausted. Pursuant to the partnership agreement, the amount of the investment of the 1996 Partnership equals three percent of the total investment in each such mineral interest made by the 1996 Partnership and DDD Energy. DDD Energy determines the amount that it desires to invest in a particular mineral interest, and then adds the amount to be invested by the 1996 Partnership to determine the total level of investment by DDD Energy and the 1996 Partnership. Therefore, DDD Energy does not forego any opportunity to invest in transactions by allowing the 1996 Partnership to invest with DDD Energy. All sums required for the 1996 Partnership to acquire such interests and pay costs related to such interests thereafter are provided by the Contributing General Partners, and no funds for the 1996 Partnership's investments are provided by DDD Energy or the Company. During 1996, the Contributing General Partners contributed an aggregate of $702,000 to the 1996 Partnership. Paul A. Frame, Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Jay N. Silverman, Debra D. Valice, William L. Lurie, Sheryl Pearlman (wife of Herbert Pearlman), Julia L. Pearlman, Lee R. Pearlman, Lawrence Marolda, Nicole E. Lawi and Neil A. Lawi have 14.3%, 14.3%, 13.5%, 11.4%, 7.1%, 10.7%, 7.1%, 3.6%, 1.4%, 1.4%, 1.4%,
1.4% and 1.4% general partnership interests, respectively, in the 1996 Partnership.

     DDD Energy acts a managing partner of a similar partnership relating to the non-operating mineral interest in which it will invest in 1997 (the "1997 Partnership"). The amount of the investment of the 1997 Partnership will equal two and one half percent of the total investment in each such mineral interest made by the 1997 Partnership and DDD Energy. Officers, directors and employees of the Company and its subsidiaries, and members of their immediate families, have contributed $575,000 to the 1997 Partnership. Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Jay N. Silverman, Debra D. Valice, William L. Lurie, Sheryl Pearlman (wife of Herbert Pearlman), Julia L. Pearlman, Lee R. Pearlman, Lawrence Marolda, Nicole E. Lawi and Neil A. Lawi have 17.4%, 16.5%, 13.9%, 8.7%, 4.4%, 4.4%, 4.4%, 1.7%, 1.7%, 1.7%, 1.7% and 1.7% general partnership interests, respectively, in the 1997 Partnership.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 29th of April 1997.

                                      SEITEL, INC.






                                      By:  /s/ Paul A. Frame
                                           -------------------------------------
                                           Paul A. Frame
                                           President and Chief Executive Officer