Form 10-Q
period 1997-03-31
SEITEL INC
filed 1997-05-15
CIK 750813

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


-----
  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1997

                OR

-----
          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934
          For the transition period        to       .
                                    ------    ------
          Commission File Number 0-14488



                                  SEITEL, INC.
               (Exact name of registrant as specified in charter)

           DELAWARE                                             76-0025431
           --------                                             ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

     50 Briar Hollow Lane
   West Building, 7th Floor
        HOUSTON, TEXAS                                             77027
        --------------                                             -----
     (Address of principal                                      (Zip Code)
      executive offices)

                                 (713) 627-1990
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              ----                  ----
                       Yes     X               No
                              ----                  ----

As of May 14, 1997 there were 10,398,509 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               March 31, 1997 (Unaudited) and December 31, 1996................3

               Consolidated Statements of Operations (Unaudited)
               for the Three Months Ended March 31, 1997 and 1996..............4

               Consolidated Statements of Stockholders' Equity (Unaudited)
               for the Three Months Ended March 31, 1997.......................5

               Consolidated Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 1997 and 1996..............6

               Notes to Consolidated Interim Financial Statements..............8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................9

PART II.  OTHER INFORMATION...................................................12

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

                                                               (Unaudited)
                                                                 March 31,         December 31,
                                                                   1997               1996
                                                                ---------           ---------
ASSETS
   Cash and equivalents                                         $   4,824        $    3,340
   Receivables
     Trade                                                         45,461            52,509
     Notes and other                                                5,185             6,618
   Net data bank                                                  133,265           126,998
   Net oil and gas properties                                      91,025            86,572
   Net geophysical and other property and equipment                21,224            14,022
   Investment in affiliate                                            914               914
   Advances to oil and gas operators                                4,822             1,235
   Prepaid expenses, deferred charges and other assets              4,364             2,471
                                                                 --------          --------

   TOTAL ASSETS                                                 $ 311,084        $  294,679
                                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                     $  23,916         $  25,130
   Income taxes payable                                               156               302
   Debt
     Senior Notes                                                  75,000            75,000
     Line of credit                                                 5,000                 -
     Term Loans                                                    15,911             9,025
   Obligations under capital leases                                 2,400             2,463
   Contingent payables                                                274               274
   Deferred income taxes                                           10,907             9,793
   Deferred revenue                                                17,580            17,051
                                                                 --------          --------
TOTAL LIABILITIES                                                 151,144           139,038
                                                                 --------          --------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     5,000,000 shares; none issued                                                        -
   Common stock, par value $.01 per share; authorized
     20,000,000 shares; issued and outstanding 10,385,170
     and 10,362,102 at March 31, 1997 and December 31,
     1996, respectively                                               104               104
   Additional paid-in capital                                     105,797           105,544
   Retained earnings                                               55,269            51,185
   Treasury stock, 409 shares at cost at
     March 31, 1997 and December 31, 1996                              (4)               (4)
   Notes receivable from officers and employees                    (1,205)           (1,205)
   Cumulative translation adjustment                                  (21)               17
                                                                 --------          --------
TOTAL STOCKHOLDERS' EQUITY                                        159,940           155,641
                                                                 --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 311,084         $ 294,679
                                                                 ========          ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

                                                        Three Months Ended March 31,
                                                         -------------------------
                                                           1997             1996
                                                         ---------       ---------

REVENUE                                                  $ 27,219        $  20,266


EXPENSES
   Depreciation, depletion and amortization                10,108            8,046
   Cost of sales                                            5,042            3,270
   Selling, general and administrative expenses             4,718            3,503
   Net interest expense                                     1,039              584
                                                          -------          -------
                                                           20,907           15,403
                                                          -------          -------

Income before provision for income taxes                    6,312            4,863

Provision for income taxes                                  2,228            1,799
                                                          -------          -------

NET INCOME                                               $  4,084        $   3,064
                                                          =======          =======

Earnings per share:
   Primary                                               $    .38        $     .31
                                                          =======          =======
   Assuming full dilution                                $    .38        $     .30
                                                          =======          =======

Weighted average number of common and
   common equivalent shares:
   Primary                                                 10,873           10,036
                                                          =======          =======
   Assuming full dilution                                  10,890           10,241
                                                          =======          =======


                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Share Amounts)

                                                                                                              Notes
                                                                                                            Receivable
                                                    Common Stock      Additional            Treasury Stock     from      Cumulative
                                                 -------------------   Paid-In    Retained  --------------   Officers   Translation
                                                  Shares     Amount    Capital    Earnings  Shares  Amount & Employees  Adjustments
                                                 ---------  --------  ----------  --------  ------  ------ ----------- -------------

Balance, December 31, 1993                       5,987,388   $   60   $ 25,709   $ 17,942   (414)  $ (4)     $(2,039)   $ (85)
   Sale of common stock through public offering  1,061,200       11     31,906          -      -      -            -        -
   Net proceeds from issuance of common stock      770,364        7      7,280          -      -      -            -        -
   Tax reduction from exercise of stock options          -        -      1,879          -      -      -            -        -
   Conversion and exchanges of subordinated
     debentures                                  1,006,667       10      8,837          -      -      -            -        -
   Payments received on notes receivable
     from officers and employees                         -        -          -          -      -      -          488        -
   Foreign currency translation adjustment               -        -          -          -      -      -            -       13
   Net income                                            -        -          -      9,315      -      -            -        -
                                                -----------    -----  --------    -------   ----    ---       ------     ----
Balance, December 31, 1994                       8,825,619       88     75,611     27,257   (414)    (4)      (1,551)     (72)
   Net proceeds from issuance of common stock      445,939        4      6,894          -      -      -            -        -
   Tax reduction from exercise of stock options          -        -      1,900          -      -      -            -        -
   Conversion and exchanges of subordinated
     debentures                                    165,296        2      1,416          -      -      -            -        -
   Payments received on notes receivable
     from officers and employees                         -        -          -          -      -      -          156        -
   Foreign currency translation adjustment               -        -          -          -      -      -            -       (2)
   Net income                                            -        -          -      8,679      -      -            -        -
                                                -----------    -----  --------    -------   ----    ---       ------     ----
Balance, December 31, 1995                       9,436,854       94     85,821     35,936   (414)    (4)      (1,395)     (74)
   Net proceeds from issuance of common stock      578,869        7     11,142          -      5      -            -        -
   Acquisition of equity interest in affiliate     132,075        1      3,499          -      -      -            -        -
   Tax reduction from exercise of stock options          -        -      3,204          -      -      -            -        -
   Conversions and exchanges of subordinated
     debentures                                    214,304        2      1,878          -      -      -            -        -
   Payments received on notes receivable from
     officers and employees                              -        -          -          -      -      -          190        -
   Foreign currency translation adjustment               -        -          -          -      -      -            -       91
   Net Income                                            -        -          -     15,249      -      -            -        -
                                                -----------    -----  --------    -------   ----    ---       ------     ----
Balance, December 31, 1996                      10,362,102      104    105,544     51,185   (409)    (4)      (1,205)      17
   Net proceeds from issuance of common stock       23,068        -        253          -      -      -            -        -
   Foreign currency translation adjustment               -        -          -          -      -      -            -      (38)
   Net Income                                            -        -          -      4,084      -      -            -        -
                                                -----------    -----   -------    -------   ----    ---       ------    ----

Balance, March 31, 1997 (unaudited)             10,385,170   $  104   $105,797   $ 55,269   (409)  $ (4)     $(1,205)$    (21)
                                                ===========    =====  ========    =======   ====    ===       ======     ====



                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1997             1996
                                                                  -------------    -----------
Cash flows from operating activities:
   Cash received from customers                                    $    34,695     $   22,979
   Cash paid to suppliers and employees                                (14,822)       (10,813)
   Interest paid                                                          (323)           (82)
   Interest received                                                       136            119
   Income taxes paid                                                       (40)             -
                                                                     ---------      ---------
     Net cash provided by operating activities                          19,646         12,203
                                                                     ---------      ---------

Cash flows from investing activities:
   Cash invested in seismic data                                       (14,910)        (7,365)
   Cash invested in oil and gas properties                              (8,059)        (2,944)
   Cash paid to acquire property and equipment                          (7,067)          (550)
   Cash from disposal of property and equipment                             28             59
   Collections on loans made                                               154             58
                                                                     ---------      ---------
     Net cash used in investing activities                             (29,854)       (10,742)
                                                                     ---------      ---------

Cash flows from financing activities:
   Borrowings under line of credit agreement                            27,000              -
   Principal payments under line of credit                             (22,000)             -
   Borrowings under term loans                                           7,564            433
   Principal payments on term loans                                       (678)          (278)
   Principal payments under capital lease obligations                     (363)          (314)
   Proceeds from issuance of common stock                                  255             27
   Costs of debt and equity transactions                                    (2)           (26)
                                                                     ---------      ---------
     Net cash provided by (used in) financing activities                11,776           (158)
                                                                     ---------      ---------

Effect of exchange rate changes                                            (84)             -
                                                                     ---------      ---------

Net increase in cash and equivalents                                     1,484          1,303

Cash and cash equivalents at beginning of period:
  Continuing operations                                                  3,340          6,242
  Discontinued operations                                                    -            234
                                                                     ---------      ---------
    Total cash and equivalents at beginning of period                    3,340          6,476
                                                                     ---------      ---------

Cash and equivalents at end of period:
  Continuing operations                                                  4,824          7,394
  Discontinued operations                                                    -            385
                                                                     =========      =========
    Total cash and equivalents at end of period                    $     4,824     $    7,779
                                                                     =========      =========





                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In Thousands)

                                                                             Three Months Ended March 31,
                                                                              -------------------------
                                                                                 1997           1996
                                                                              ----------     ----------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                    $    4,084     $    3,064
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Depreciation, depletion and amortization                                       10,485          8,344
   Deferred income tax provision                                                   1,114            899
   Amortization of deferred revenue                                               (2,253)             -
   Discount on note receivable                                                       (26)             -
   Gain on sale of property and equipment                                            (16)           (22)
   Decrease in receivables                                                         8,278          3,269
   Decrease (increase) in other assets                                            (6,240)           230
   Increase (decrease) in other liabilities                                        4,220         (2,851)
                                                                               ---------      ---------
     Total adjustments                                                            15,562          9,869
                                                                               ---------      ---------
Net cash provided by (used in) operating activities of:
   Continuing operations                                                          19,646         12,933
   Discontinued operations                                                             -           (730)
                                                                               ---------      ---------
                                                                              $   19,646     $   12,203
                                                                               =========      =========




                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1996.

NOTE B-EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of outstanding shares of common stock during the respective periods, including common equivalent shares applicable to assumed exercise of stock options and warrants when such common stock equivalents are dilutive, and the Company's other potentially dilutive securities. The following is a reconciliation of the weighted average number of shares used in the earnings per share computation (in thousands):

                                                           Three Months Ended
                                            -------------------------------------------------
                                              March 31, 1997               March 31, 1996
                                            --------------------         --------------------
                                                         Fully                        Fully
                                            Primary     Diluted          Primary     Diluted
                                            --------    --------         --------    --------
Weighted average shares outstanding          10,368      10,368            9,487       9,487
Common stock equivalents                        505         522              549         754
                                             ------      ------           ------      ------
Weighted average shares used
    for earnings per share                   10,873      10,890           10,036      10,241
                                             ======      ======           ======      ======


         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock during the period plus the effect of dilutive potential common shares. If the provisions of SFAS No. 128 had been adopted in the first quarter of 1997 and 1996, the pro forma EPS would have been $.39 per share for basic and $.38 per share for diluted for the first quarter of 1997 and $.32 per share for basic and $.31 per share for diluted for the first quarter of 1996.

NOTE C-DATA BANK

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

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three months ended March 31, 1997 and 1996, exploration and development related overhead costs of $322,000 and $236,000, respectively, have been capitalized to oil and gas properties. For the three months ended March 31, 1997 and 1996, interest costs of $479,000 and $268,000, respectively, have been capitalized to oil and gas properties.

NOTE E-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

     1. During the first quarter of 1997, capital lease obligations totaling $300,000 were incurred when the Company entered into leases for property and equipment.

     2. During the first three months of 1996, the Company issued 214,304 shares of its common stock upon the conversion and exchange of
          $1,989,000 of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 during the first three months of 1996 have been charged to additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     Total revenue increased 34% during the first quarter of 1997 as compared to the first quarter of 1996. Revenue primarily consists of revenue generated from the seismic business and oil and gas production.

     Seismic revenue increased from $17,881,000 during the first quarter of 1996 to $19,282,000 during the first quarter of 1997. The increase is primarily attributable to an increase in demand for three-dimensional seismic data resulting in an increase in proprietary data acquisition performed for non-affiliated parties by the Company's crew subsidiary and licensing of data from the Company's data library.

     Oil and gas revenue increased from $2,385,000 during the first quarter of 1996 to $7,937,000 during the first quarter of 1997. The increase in oil and gas revenue is primarily due to higher production resulting from more wells being on line in the first quarter of 1997 (99 wells at March 31, 1997) as compared to the first quarter of 1996 (79 wells at March 31, 1996). Net production of oil and gas increased from 67,000 barrels and 600 million cubic feet (mmcf) for the first quarter of 1996 to 116,500 barrels and 1,949 mmcf for the first quarter of 1997. Average oil prices received by the Company decreased from $17.36 to $15.45 per barrel for the first quarter of 1996 and 1997, respectively. Average gas prices received by the Company increased from $1.88 to $3.09 per mcf for the first quarter of 1996 and 1997, respectively.

     Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization decreased from $6,990,000 during the first quarter of 1996 to $5,898,000 during the first quarter of 1997. As a percentage of revenue from licensing seismic data, data bank amortization was 43% and 49% for the first quarter of 1997 and 1996, respectively. These decreases are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream. The remaining depreciation, depletion and amortization of $4,210,000 relates to depletion of oil and gas property costs and depreciation of fixed assets. The increase from $1,056,000 during the first quarter of 1996 to $4,210,000 during the first quarter of 1997 is due to increased oil and gas production and additional property and equipment.

         Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services and oil and gas production. The increase in cost of sales from $3,270,000 for the first quarter of 1996 to $5,042,000 for the first quarter of 1997 is primarily due to an increase in the corresponding revenue from these areas. Revenue from these areas increased from $5,784,000 during the first quarter of 1996 to $12,686,000 during the first quarter of 1997.

         The Company's selling, general and administrative expenses increased from $3,503,000 during the first quarter of 1996 to $4,718,000 during the first quarter of 1997 primarily as a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses were 17% for both the first quarter of 1996 and 1997.

         Net interest expense increased from $584,000 in the first quarter of 1996 to $1,039,000 in the first quarter of 1997 primarily due to additional amounts outstanding on the Company's senior Notes in 1997 as compared to 1996. During the first quarter of 1996, $52.5 million was outstanding, whereas, during the first quarter of 1997, $75 million was outstanding.

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

         On May 1, 1997, the Company increased its $25,000,000 unsecured revolving line of credit facility to $50,000,000. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on July 22, 1999. As of May 14, 1997, the balance outstanding on the revolving line of credit amounted to $10,000,000 bearing an interest rate of 6.44%.

         On February 6, 1997, a wholly-owned subsidiary of the Company obtained two term loans aggregating $7,564,000 for the purchase of a third 3D seismic recording system and other related equipment. The first loan has a principal amount of $558,000, is for a term of three years and bears interest at the rate of 7.73%. Monthly principal and interest payments total $17,000. The balance outstanding on this loan at May 14, 1997 is $558,000. The second loan has a principal amount of $7,006,000, is for a term of five years and bears interest at the rate of 7.98%. Monthly principal and interest payments on the second term loan total $142,000. The balance outstanding on this loan at May 14, 1997 is $7,006,000.

         On July 9, 1996, a wholly-owned subsidiary of the Company obtained two term loans aggregating $7,264,000 for the purchase of land and marine seismic equipment which secures the debt. The first term loan has a principal amount of $5,902,000, is for a term of five years and bears interest at the rate of 8%. Monthly principal and interest payments total $120,000. The balance outstanding on this loan at May 14, 1997 was $5,160,000. The second term loan has a principal amount of $1,362,000, is for a term of three years and bears interest at the rate of 8.06%. Monthly principal and interest payments on the second term loan total $43,000. The balance outstanding on this loan at May 14, 1997 was $1,087,000. The majority of this equipment is under a five year rental agreement expiring June 30, 2001, whereby the Company receives $138,000 per month.

         From 1993 to April 1997, the Company and three of its wholly-owned subsidiaries obtained six separate term loans totaling $5,829,000, five of which have a three year term and one which has a five year term. Two of the loans bear interest at the rate of 8.413%, two at the rate of 7.9%, one at the rate of 7.61% and one at the rate of 7.52%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $134,000. The balance outstanding on the loans at May 14, 1997, was $2,133,000.

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

         During 1994, 1995 and 1997, the Company entered into three capital leases which relate to the purchase of a 3D seismic recording system and a seismic data processing center. These lease agreements are for terms of three to five years. Monthly principal and interest payments total approximately $127,000. The balance outstanding under these capital lease obligations was $2,262,000 at May 14, 1997.

         During the first quarter of 1997, the Company received $255,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. From April 1, 1997, through May 14, 1997, the Company received $57,000 from the exercise of common stock options and the Company's 401(k) stock purchases.

         In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

         During the first quarter of 1997, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $12,130,000 and $8,050,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, borrowings under the Company's unsecured revolving line of credit and proceeds received from the exercise of common stock purchase warrants and options. Acquisitions of geophysical equipment and other property and equipment were funded partially by cash from operations and the remainder through capital lease financing and term loans.

         Currently, the Company anticipates capital expenditures for 1997 to total approximately $80 million. Such expenditures include approximately $50 million for the creation of proprietary seismic data, and approximately $30 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the 1997 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing during 1997; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS
------------------------------------------------
         This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        On May 25, 1995, Seitel Geophysical, Inc. ("SGI"), a wholly-owned subsidiary of the Company, filed suit in United States District Court for the Eastern District of Louisiana against Greenhill Petroleum Corporation ("Greenhill") for breach of contract. This lawsuit was tried in late May, 1996, and judgment was entered on June 10, 1996 in favor of SGI for damages of approximately $940,000, including legal fees, expenses, and pre-judgment interest. The trial court denied Greenhill's counter-claims against SGI. On May 5, 1997, the United States Court of Appeals for the Fifth Circuit upheld the trial court's judgment and modified it to include additional pre-judgment interest. The Court of Appeals remanded the case to the trial court to determine the amount of such additional pre-judgment interest. Post-judgment interest of 5.62%, which is based on the rate of one year Treasury Bills immediately prior to entry of the judgment, is accruing on the full amount of the judgment.

ITEMS 2., 3., 4., AND 5.   Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10.1 Second Amendment to Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago.

          10.2 Ratable Note in the amount of $20,000,000 among Seitel, Inc. and Bank One, Texas, N.A. dated as of May 1, 1997.

          10.3 Ratable Note in the amount of $30,000,000 among Seitel, Inc. and The First National Bank of Chicago dated as of May 1, 1997.


(b)       Not applicable

                                   SIGNATURES


     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SEITEL, INC.




Dated: May 14, 1997                             /s/  Paul A. Frame
                                               ---------------------------------
                                                     Paul A. Frame
                                                     President




Dated: May 14, 1997                             /s/  Debra D. Valice
                                                --------------------------------
                                                     Debra D. Valice
                                                     Chief Financial Officer




Dated: May 14, 1997                             /s/  Marcia H. Kendrick
                                                --------------------------------
                                                     Marcia H. Kendrick
                                                     Chief Accounting Officer