Form 10-Q
period 1997-06-30
SEITEL INC
filed 1997-08-14
CIK 750813

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

          For the quarterly period ended JUNE 30, 1997

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

                                 (713) 881-8900
                                 --------------
              (Registrant's telephone number, including area code)

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

     As of August 12, 1997 there were 10,812,938 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1997 (Unaudited) and December 31, 1996.................3

               Consolidated Statements of Operations (Unaudited)
               for the Three Months Ended June 30, 1997 and 1996...............4

               Consolidated Statements of Operations (Unaudited)
               for the Six Months Ended June 30, 1997 and 1996.................5

               Consolidated Statements of Stockholders' Equity (Unaudited)
               for the Three Months Ended June 30, 1997........................6

               Consolidated Statements of Cash Flows (Unaudited)
               for the Three Months Ended June 30, 1997 and 1996...............7

               Notes to Consolidated Interim Financial Statements..............9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................11

PART II.  OTHER INFORMATION...................................................14

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                     (Unaudited)
                                                                       June 30,           December 31,
                                                                         1997                 1996
                                                                     -----------           ----------
ASSETS
   Cash and equivalents                                            $       3,795         $      3,340
   Receivables
     Trade                                                                57,164               52,509
     Notes and other                                                       5,429                6,618
   Net data bank                                                         146,574              126,998
   Net oil and gas properties                                             95,250               86,572
   Net geophysical and other property and equipment                       19,858               14,022
   Investment in affiliate                                                   914                  914
   Advances to oil and gas operators                                       4,540                1,235
   Prepaid expenses, deferred charges and other assets                     3,077                2,471
                                                                     -----------           ----------

   TOTAL ASSETS                                                    $     336,601         $    294,679
                                                                     ===========           ==========

LIABILITIES AND STOCKHOLDERS'EQUITY
   Accounts payable and accrued liabilities                        $      32,087         $     25,130
   Income taxes payable                                                      156                  302
   Debt
     Senior Notes                                                         75,000               75,000
     Line of credit                                                       11,000                    -
     Term Loans                                                           14,889                9,025
   Obligations under capital leases                                        2,465                2,463
   Contingent payables                                                       274                  274
   Deferred income taxes                                                  12,427                9,793
   Deferred revenue                                                       18,004               17,051
                                                                     -----------           ----------
TOTAL LIABILITIES                                                        166,302              139,038
                                                                     -----------           ----------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     5,000,000 shares; none issued                                             -                    -
   Common stock, par value $.01 per share; authorized
     20,000,000 shares; issued and outstanding 10,627,446
     and 10,362,102 at June 30, 1997 and December 31,
     1996, respectively                                                      106                  104
   Additional paid-in capital                                            110,739              105,544
   Retained earnings                                                      60,673               51,185
   Treasury stock, 409 shares at cost at
     June 30, 1997 and December 31, 1996                                      (4)                  (4)
   Notes receivable from officers and employees                           (1,205)              (1,205)
   Cumulative translation adjustment                                         (10)                  17
                                                                     -----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                               170,299              155,641
                                                                     -----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     336,601         $    294,679
                                                                     ===========           ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                   Three Months Ended June 30,
                                                                  ----------------------------
                                                                      1997             1996
                                                                  ----------        ----------

REVENUE                                                          $    34,673      $    27,180

EXPENSES:
   Depreciation, depletion and amortization                           11,560           10,111
   Cost of sales                                                       7,389            4,399
   Selling, general and administrative expenses                        6,296            5,346
   Net interest expense                                                  984              727
                                                                   ---------        ---------
                                                                      26,229           20,583
                                                                   ---------        ---------

Income from continuing operations before provision
   for income taxes                                                    8,444            6,597

Provision for income taxes                                             3,040            2,441
                                                                   ---------        ---------

Income from continuing operations                                      5,404            4,156
Loss on disposal of discontinued operations, net of
   income tax benefit of $580                                              -             (988)
                                                                   ---------        ---------

NET INCOME                                                       $     5,404      $     3,168
                                                                   =========        =========

Earnings per share:
   Primary
     Income from continuing operations                           $       .50      $       .41
     Loss on disposal of discontinued operations                           -             (.10)
                                                                   ---------        ---------
     Net income                                                  $       .50      $       .31
                                                                   =========        =========
   Assuming full dilution
     Income from continuing operations                           $       .49      $       .41
     Loss on disposal of discontinued operations                           -             (.10)
                                                                   ---------        ---------
     Net income                                                  $       .49      $       .31
                                                                   =========        =========

Weighted average number of common and common
   equivalent shares:
   Primary                                                            10,891           10,258
                                                                   =========        =========
   Assuming full dilution                                             10,923           10,273
                                                                   =========        =========


                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                        1997              1996
                                                                     -----------      -----------

REVENUE                                                              $    61,892      $    47,446

EXPENSES:
   Depreciation, depletion and amortization                               21,668           18,157
   Cost of sales                                                          12,431            7,669
   Selling, general and administrative expenses                           11,014            8,849
   Net interest expense                                                    2,023            1,311
                                                                       ---------        ---------
                                                                          47,136           35,986
                                                                       ---------        ---------

Income from continuing operations before provision
   for income taxes                                                       14,756           11,460

Provision for income taxes                                                 5,268            4,240
                                                                       ---------        ---------

Income from continuing operations                                          9,488            7,220
Loss on disposal of discontinued operations, net
   of income tax benefit of $580                                               -             (988)
                                                                       ---------        ---------

NET INCOME                                                           $     9,488      $     6,232
                                                                       =========        =========

Earnings per share:
   Primary
     Income from continuing operations                               $       .88      $       .72
     Loss on disposal of discontinued operations                               -             (.10)
                                                                       ---------        ---------
     Net income                                                      $       .88      $       .62
                                                                       =========        =========
   Assuming full dilution
     Income from continuing operations                               $       .87      $       .71
     Loss on disposal of discontinued operations                               -             (.10)
                                                                       ---------        ---------
     Net income                                                      $       .87      $       .61
                                                                       =========        =========

Weighted average number of common and common
   equivalent shares:
   Primary                                                                10,839           10,131
                                                                       =========        =========
   Assuming full dilution                                                 10,888           10,248
                                                                       =========        =========


                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                                Notes
                                                        Common Stock   Additional           Treasury Stock   Receivable   Cumulative
                                                     -----------------   Paid-In  Retained  -------------- from Officers Translation
                                                      Shares    Amount   Capital  Earnings  Shares  Amount  & Employees  Adjustments
                                                     ---------  ------   -------  --------  ------  ------  -----------  -----------

Balance, December 31, 1993                           5,987,388  $  60   $ 25,709  $ 17,942   (414)  $  (4)    $ (2,039)       $ (85)
   Sale of common stock through public offering      1,061,200     11     31,906         -      -       -            -            -
   Net proceeds from issuance of common stock          770,364      7      7,280         -      -       -            -            -
   Tax reduction from exercise of stock options              -      -      1,879         -      -       -            -            -
   Conversion and exchanges of subordinated
     debentures                                      1,006,667     10      8,837         -      -       -            -            -
   Payments received on notes receivable from
     officers and employees                                  -      -          -         -      -       -          488            -
   Foreign currency translation adjustment                   -      -          -         -      -       -            -           13
   Net income                                                -      -          -     9,315      -       -            -            -
                                                    ----------   ----    -------   -------   ----    ----      -------         ----
Balance, December 31, 1994                           8,825,619     88     75,611    27,257   (414)     (4)      (1,551)         (72)
   Net proceeds from issuance of common stock          445,939      4      6,894         -      -       -            -            -
   Tax reduction from exercise of stock options              -      -      1,900         -      -       -            -            -
   Conversions and exchanges of subordinated           165,296      2      1,416         -      -       -            -            -
     debentures
   Payments received on notes receivable from
     officers and employees                                  -      -          -         -      -       -          156            -
   Foreign currency translation adjustment                   -      -          -         -      -       -            -           (2)
   Net income                                                -      -          -     8,679      -       -            -            -
                                                    ----------   ----    -------   -------   ----    ----      -------         ----
Balance, December 31, 1995                           9,436,854     94     85,821    35,936   (414)     (4)      (1,395)         (74)
   Net proceeds from issuance of common stock          578,869      7     11,142         -      5       -            -            -
   Acquisition of equity interest in affiliate         132,075      1      3,499         -      -       -            -            -
   Tax reduction from exercise of stock options              -      -      3,204         -      -       -            -            -
   Conversions and exchanges of subordinated           214,304      2      1,878         -      -       -            -            -
     debentures
   Payments received on notes receivable from
     officers and employees                                  -      -          -         -      -       -          190            -
   Foreign currency translation adjustment                   -      -          -         -      -       -            -           91
   Net Income                                                -      -          -    15,249      -       -            -            -
                                                    ----------   ----    -------   -------   ----    ----      -------         ----
Balance, December 31, 1996                          10,362,102    104    105,544    51,185   (409)     (4)      (1,205)          17
   Net proceeds from issuance of common stock          265,344      2      3,447         -      -       -            -            -
   Tax reduction from exercise of stock options              -      -      1,748         -      -       -            -            -
   Foreign currency translation adjustment                   -      -          -         -      -       -            -          (27)
   Net Income                                                -      -          -     9,488      -       -            -            -
                                                    ----------   ----    -------   -------   ----    ----      -------         ----

Balance, June 30, 1997 (unaudited)                  10,627,446  $ 106   $110,739  $ 60,673   (409)  $  (4)    $ (1,205)       $ (10)
                                                    ==========   ====    =======   =======   ====    ====      =======         ====



                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                      Six Months Ended June 30,
                                                                    ----------------------------
                                                                       1997              1996
                                                                    ----------       -----------
Cash flows from operating activities:
   Cash received from customers                                   $     58,067     $      43,789
   Proceeds from volumetric production payment                               -            20,000
   Cash paid to suppliers and employees                                (24,875)          (23,363)
   Interest paid                                                        (2,595)           (1,724)
   Interest received                                                       484               439
   Income taxes paid                                                       (40)             (800)
                                                                    ----------       -----------
     Net cash provided by operating activities                          31,041            38,341
                                                                    ----------       -----------

Cash flows from investing activities:
   Cash invested in seismic data                                       (28,355)          (14,008)
   Cash invested in oil and gas properties                             (14,416)          (32,479)
   Cash paid to acquire property and equipment                          (7,960)           (3,100)
   Cash from disposal of property and equipment                             28                59
   Collections on loans made                                               269                94
                                                                    ----------       -----------
     Net cash used in investing activities                             (50,434)          (49,434)
                                                                    ----------       -----------

Cash flows from financing activities:
   Borrowings under line of credit agreements                           32,000                 -
   Principal payments under line of credit                             (21,000)                -
   Borrowings under term loan                                            7,925               433
   Principal payments on term loans                                     (2,061)             (571)
   Principal payments on capital lease obligations                        (372)             (640)
   Payments on notes receivable from officers and employees                  -                45
   Proceeds from issuance of senior notes                                    -            22,500
   Proceeds from issuance of common stock                                3,451             1,970
   Costs of debt and equity transactions                                    (2)              (36)
                                                                    ----------       -----------
     Net cash provided by financing activities                          19,941            23,701
                                                                    ----------       -----------

Effect of exchange rate changes                                            (93)             (182)
                                                                    ----------       -----------

Net increase in cash and equivalents                                       455            12,426

Cash and cash equivalents at beginning of period:
   Continuing operations                                                 3,340             6,242
   Discontinued operations                                                   -               234
                                                                    ----------       -----------
     Total cash and equivalents at beginning of period                   3,340             6,476
                                                                    ----------       -----------

Cash and cash equivalents at end of period:
   Continuing operations                                                 3,795            18,902
   Discontinued operations                                                   -                 -
                                                                    ----------       -----------
     Total cash and equivalents at end of period                  $      3,795     $      18,902
                                                                    ==========       ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)

                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                   1997            1996
                                                                                ---------       ----------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                    $     9,488     $      6,232
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization                                        22,537           18,619
   Loss from discontinued operations, net of tax                                        -              988
   Deferred income tax provision                                                    2,634            2,120
   Amortization of deferred revenue                                                (4,086)               -
   Discount on note receivable                                                        (53)               -
   Gain on sale of property and equipment                                             (16)             (22)
   Increase in receivables                                                         (4,080)          (6,227)
   Increase in other assets                                                        (4,398)          (2,021)
   Proceeds from volumetric production payment                                          -           20,000
   Increase in other liabilities                                                    9,015              595
                                                                                ---------       ----------
     Total adjustments                                                             21,553           34,052

Net cash provided by (used in) operating activities of:
   Continuing operations                                                           31,041           40,284
   Discontinued operations                                                              -           (1,943)
                                                                                ---------       ----------
                                                                              $    31,041     $     38,341
                                                                                =========       ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 1997

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1996.


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

                                           Three Months Ended            Six Months Ended
                                         ----------------------       ----------------------
                                                June 30,                     June 30,
                                            1997        1996             1997        1996
                                         ----------  ----------       ----------  ----------
Primary:
-------
Weighted average shares outstanding          10,439       9,702           10,404       9,595
Common stock equivalents                        452         556              435         536
                                         ----------  ----------       ----------  ----------
Weighted average shares used
    for earnings per share                   10,891      10,258           10,839      10,131
                                         ==========  ==========       ==========  ==========

Fully Diluted:
-------------
Weighted average shares outstanding          10,439       9,702           10,404       9,595
Common stock equivalents                        484         571              484         653
                                         ----------  ----------       ----------  ----------
Weighted average shares used
    for earnings per share                   10,923      10,273           10,888      10,248
                                         ==========  ==========       ==========  ==========

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock during the period plus the effect of dilutive potential common shares. If the provisions of SFAS No. 128 had been adopted in the second quarter of 1997 and 1996, the pro forma EPS would have been $.52 and $.91 per share for basic and $.50 and $.88 per share for diluted for the three-month and six-month periods ended June 30, 1997, respectively, and $.33 and $.65 per share for basic and $.31 and $.62 per share for diluted for the three-month and six-month periods ended June 30, 1996, respectively.


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


NOTE D-OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized, are capitalized. For the six months ended June 30, 1997 and 1996, general and administrative costs of $686,000 and $506,000, respectively, have been capitalized to oil and gas properties. For the six months ended June 30, 1997 and 1996, interest costs of $974,000 and $642,000, respectively, have been capitalized to oil and gas properties.


NOTE E-SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash investing and financing activities are as follows:

1. During the first six months of 1997, capital lease obligations totaling $374,000 were incurred when the Company entered into leases for property and equipment.

2. During the first six months of 1996, the Company issued 214,304 shares of its common stock upon the conversion and exchange of $1,989,000 of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 during the first six months of 1996 were charged to additional paid-in-capital.

NOTE F-ACCOUNTING FOR SALES OF STOCK BY SUBSIDIARY COMPANIES

     The Company recognizes gains or losses on sales of stock by its subsidiary companies when such sales are not made as part of a larger plan of corporate reorganization. Such gains or losses are based upon the difference between the book value of the Company's investment in the subsidiary immediately after the sale and the historical book value of the Company's investment immediately prior to the sale.

     On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering of 4,000,000 shares of its common stock. The Company also sold 1,880,000 of its 3,400,000 shares of Eagle common stock in the offering as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle Common Stock, or 18.9% of the outstanding shares of Eagle. In addition to certain debt repayments by Eagle, the Company received net proceeds of $29,722,800 from its participation in the offering. In addition, the Company granted the underwriters of the offering 30-day over-allotment options to purchase up to 100,000 additional shares of Eagle common stock from the Company, which if exercised in full, will provide additional net proceeds to the Company of $1,581,000. If the underwriters exercise all of the over-allotment options granted to them in connection with the offering, the Company will retain 1,420,000 shares of Eagle common stock, or 16.4% of the then outstanding shares of Eagle.

     In connection with the Eagle offering, in May 1997, the Company contributed its 19% ownership interest in Energy Research International to Eagle. Contemporaneously with the offering, Eagle acquired the remaining 81% of Energy Research International.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenue increased 28% and 30% during the second quarter and first six months of 1997, respectively, as compared to the second quarter and first six months of 1996. Revenue primarily consists of revenue generated from the seismic business and oil and gas production.

     Seismic revenue increased from $23,419,000 during the second quarter of 1996 to $29,330,000 during the second quarter of 1997 and increased from $41,300,000 during the first six months of 1996 to $48,612,000 during the first six months of 1997. These increases are primarily attributable to an increase in demand for both three-dimensional and two-dimensional seismic data.

     Oil and gas revenue increased from $3,761,000 in the second quarter of 1996 to $5,343,000 in the second quarter of 1997 and increased from $6,146,000 in the first six months of 1996 to $13,280,000 in the first six months of 1997. These increases in oil and gas revenue are primarily due to higher production resulting from more wells being on line during the 1997 periods (111 wells at June 30, 1997) as compared to the 1996 periods (82 wells at June 30, 1996). Net production of oil and gas increased from 65,000 barrels and 897 million cubic feet (mmcf) for the second quarter of 1996 to 97,500 barrels and 1,684 mmcf for the second quarter of 1997. Net production of oil and gas increased from 132,000 barrels and 1,497 mmcf for the first six months of 1996 to 214,000 barrels and 3,633 mmcf for the first six months of 1997. Average oil prices were $23.36 and $15.82 per barrel for the second quarters of 1996 and 1997, respectively, and $20.32 and $15.62 per barrel for the first six months of 1996 and 1997, respectively. Average gas prices received by the Company were $2.40 and $2.17 per mcf for the second quarters of 1996 and 1997, respectively, and $2.19 and $2.66 per mcf for the first six months of 1996 and 1997, respectively.

     Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization decreased from $8,498,000 during the second quarter of 1996 to $8,286,000 during the second quarter of 1997 and decreased from $15,488,000 to $14,184,000 for the first six months of 1996 and 1997, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 48% and 41% for the second quarter of 1996 and 1997, respectively, and 49% and 42% for the first six months of 1996 and 1997, respectively. These changes are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream. The remaining depreciation, depletion and amortization of $1,613,000 and $3,274,000 for the second quarters of 1996 and 1997, respectively, and $2,669,000 and $7,484,000 for the first six months of 1996 and 1997, respectively, relates to depletion of oil and gas property costs and depreciation of fixed assets. The increases between the periods are due to increased oil and gas production and additional property and equipment.

     Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, seismic resale support services, and oil and gas production. Cost of sales increased from $4,399,000 to $7,389,000 for the second quarter of 1996 and 1997, respectively, and from $7,669,000 to $12,431,000 for the first six months of 1996 and 1997, respectively. These increases in cost of sales for the second quarter and first half of 1997 are primarily due to an increase in the corresponding revenue from these areas. Revenues from these areas increased from $9,239,000 to $13,850,000 during the second quarter of 1996 and 1997, respectively, and increased from $15,036,000 to $26,536,000 during the first six months of 1996 and 1997, respectively.

     The Company's selling, general and administrative expenses increased during the 1997 periods as compared to the 1996 periods primarily as a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses decreased from 20% for the second quarter of 1996 to 18% for the second quarter of 1997, and decreased from 19% for the first six months of 1996 to 18% for the first six months of 1997.

     Net interest expense increased from $727,000 to $984,000 in the second quarters of 1996 and 1997, respectively, and increased from $1,311,000 to $2,023,000 in the first six months of 1996 and 1997, respectively, primarily due to borrowings made under the Company's revolving line of credit during the 1997 periods. Additionally, $75 million was outstanding on the Company's Senior Notes for all of the first six months of 1997, whereas in 1996, $52.5 million was outstanding until April 9, 1996 when the amount increased to $75 million.

     On August 11, 1997, the Company's seismic data acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering of 4,000,000 shares of its common stock. The Company also sold 1,880,000 of its 3,400,000 shares of Eagle common stock in the offering as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle common stock, or 18.9% of the outstanding shares of Eagle. Beginning August 11, 1997, the financial results of Eagle will no longer be consolidated in the Company's consolidated financial statements; however, the Company's equity interest in Eagle will be included in the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of its sale of 1,880,000 shares of Eagle common stock on August 11, 1997 (see above), the Company received net proceeds of $29,722,800. In addition, the Company granted the underwriters of the Eagle public offering 30-day over-allotment options to purchase up to 100,000 additional shares of Eagle common stock from the Company, which, if exercised in full, will provide additional net proceeds to the Company of $1,581,000. The value of the Company's remaining equity interest in Eagle is $25,840,000, based on 1,520,000 shares at the initial public offering price of $17 per share (or $24,140,000 if the over-allotment options are exercised in full). These shares are subject to certain trading restrictions.

     Because Eagle will no longer be consolidated in the Company's consolidated financial statements, the amount of the Company's term loans ($14,889,000 at June 30, 1997) will be reduced to $616,000 as of August 12, 1997, and the amount of the Company's capital lease obligations ($2,465,000 at June 30, 1997) will be reduced to $117,000 as of August 12, 1997. The Company will also receive repayment of debts owed directly to it by Eagle, plus advances and accrued interest until final payment, which is estimated to be before the end of August 1997. The Company received $7,831,000 towards this debt repayment on August 12, 1997.

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

     On May 1, 1997, the Company increased its $25,000,000 unsecured revolving line of credit facility to $50,000,000. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on July 22, 1999. As of August 12, 1997, the balance outstanding on the revolving line of credit amounted to $3,000,000 bearing an interest rate of 6.418%. This $3,000,000 balance will be paid in full upon maturity of the underlying LIBOR advance on August 18, 1997.

     From July 1995 to April 1997, the Company and two of its wholly-owned subsidiaries obtained four separate three-year term loans totaling $1,077,000. Two of the loans bear interest at the rate of 8.413%, and two at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $34,000. The balance outstanding on the loans at August 12, 1997, was $616,000.

     During 1994, the Company entered into a five year capital lease for the purchase of a seismic data processing center. Monthly principal and interest payments total approximately $6,000. The balance outstanding under this capital lease obligation was $117,000 at August 12, 1997.

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

     From January 1, 1997 through August 12, 1997, the Company received $6,781,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with these exercises, the Company will also receive approximately $3,129,000 in tax savings.

     In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

     During the first half of 1997, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $33,742,000 and $14,935,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, borrowings under the Company's unsecured revolving line of credit and proceeds received from the exercise of common stock purchase warrants and options. Acquisitions of geophysical equipment and other property and equipment were funded partially by cash from operations and the remainder through capital lease financing and term loans. The geophysical equipment and related capital lease financing and term loans will no longer be consolidated with the Company's consolidated financial statements after August 11, 1997.

     Currently, the Company anticipates capital expenditures for the remainder of 1997 to total approximately $45 million. Such expenditures include approximately $30 million for the creation of proprietary seismic data, and approximately $15 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the sale of Eagle common stock and the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the remaining 1997 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing during 1997; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.

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


                           PART II - OTHER INFORMATION


Items 1., 2., 3., 4., and 6.   Not applicable.

Item 5.   OTHER INFORMATION.

     On August 11, 1997, the Company's seismic data acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering of 4,000,000 shares of its common stock. The Company also sold 1,880,000 of its 3,400,000 shares of Eagle common stock in the offering as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle Common Stock, or 18.9% of the outstanding shares of Eagle. The Company received net proceeds of $29,722,800 from its participation in the offering. In addition, the Company granted the underwriters of the offering 30-day over-allotment options to purchase up to 100,000 additional shares of Eagle Common Stock from the Company, which if exercised in full, will provide additional net proceeds to the Company of $1,581,000. If the underwriters exercise all of the over-allotment options granted to them in connection with the offering, the Company will retain 1,420,000 shares of Eagle Common Stock, or 16.4% of the then outstanding shares of Eagle.

     Eagle will use a portion of its proceeds from the offering to repay approximately $16.6 million of indebtedness guaranteed by the Company and approximately $7.8 million of indebtedness owed to the Company.

                                   SIGNATURES


     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SEITEL, INC.




Dated:  August 13,  1997                          /s/Paul A. Frame
                                                  -----------------------------
                                                     Paul A. Frame
                                                     President




Dated:  August 13,  1997                          /s/Debra D. Valice
                                                  -----------------------------
                                                     Debra D. Valice
                                                     Chief Financial Officer




Dated:  August 13,  1997                          /s/Marcia H. Kendrick
                                                  -----------------------------
                                                     Marcia H. Kendrick
                                                     Chief Accounting Officer