Form 10-Q
period 1997-09-30
SEITEL INC
filed 1997-11-14
CIK 750813

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

          For the quarterly period ended September 30, 1997
                                         ------------------
                OR

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

As of November 13, 1997 there were 11,076,069 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX



PART I.     FINANCIAL INFORMATION                                         Page
                                                                        --------

            Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            September 30, 1997 (Unaudited)
            and December 31, 1996..........................................3

            Consolidated Statements of Operations
            (Unaudited) for the Three Months Ended
            September 30, 1997 and 1996....................................4

            Consolidated Statements of Operations
            (Unaudited) for the Nine Months Ended
            September 30, 1997 and 1996....................................5

            Consolidated Statements of Stockholders'
            Equity (Unaudited) for the Nine Months
            Ended September 30, 1997.......................................6

            Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months Ended
            September 30, 1997 and 1996....................................7

            Notes to Consolidated Interim
            Financial Statements...........................................9

            Item 2.  Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations.........................................11


PART II.    OTHER INFORMATION.............................................15

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
                                                                (Unaudited)
                                                                September 30,       December 31,
                                                                    1997                1996
                                                                -------------       -------------
ASSETS

   Cash and equivalents                                           $  14,187           $   3,340
   Receivables
     Trade                                                           43,462              52,509
     Notes and other                                                  1,348               6,618
   Net data bank                                                    164,855             126,998
   Net oil and gas properties                                       113,647              86,572
   Net geophysical and other property and equipment                   2,283              14,022
   Investment in affiliate                                           14,840                 914
   Advances to oil and gas operators                                  1,677               1,235
   Prepaid expenses, deferred charges and other assets                2,244               2,471
                                                                  ---------           ---------
TOTAL ASSETS                                                      $ 358,543           $ 294,679
                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued liabilities                       $  51,950           $  25,130
   Income taxes payable                                               3,058                 302
   Debt
     Senior Notes                                                    75,000              75,000
     Term Loans                                                         566               9,025
   Obligations under capital leases                                     106               2,463
   Contingent payables                                                  274                 274
   Deferred income taxes                                             17,567               9,793
   Deferred revenue                                                   7,524              17,051
                                                                  ---------           ---------
TOTAL LIABILITIES                                                   156,045             139,038
                                                                  ---------           ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized                 --                  --
     5,000,000 shares; none issued
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; issued
     and outstanding 11,015,730 and 10,362,102 at
     September 30, 1997 and December 31, 1996,
     respectively                                                       110                 104
   Additional paid-in capital                                       121,169             105,544
   Retained earnings                                                 82,369              51,185
   Treasury stock, 409 shares at cost at September
     30, 1997 and December 31, 1996                                      (4)                 (4)
   Notes receivable from officers and employees                      (1,109)             (1,205)
   Cumulative translation adjustment                                    (37)                 17
                                                                  ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                          202,498             155,641
                                                                  ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 358,543           $ 294,679
                                                                  =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
                                                                      Three Months Ended September 30,
                                                                      --------------------------------
                                                                           1997               1996
                                                                      ------------         -----------

REVENUE                                                                  $ 30,793           $ 30,307

EXPENSES:
   Depreciation, depletion and amortization                                12,653             10,824
   Cost of sales                                                            3,382              5,873
   Selling, general and administrative expenses                             5,377              5,187
                                                                         --------           --------
                                                                           21,412             21,884
                                                                         --------           --------

INCOME FROM OPERATIONS                                                      9,381              8,423

Interest expense, net                                                        (691)              (761)
Equity in earnings (loss) of affiliates                                       (58)                 3
Gain on sale of subsidiary stock                                           18,449                 --
Gain on increase in underlying equity of affiliate                         10,750                 --
Extinguishment of volumetric production payment                            (4,133)                --
                                                                         --------           --------

Income before provision for income taxes                                   33,698              7,665

Provision for income taxes                                                 12,002              2,836
                                                                         --------           --------

NET INCOME                                                               $ 21,696           $  4,829
                                                                         ========           ========

Earnings per share:
   Primary                                                               $   1.95           $    .45
                                                                         ========           ========
   Assuming full dilution                                                $   1.94           $    .44
                                                                         ========           ========

Weighted average number of common and common
   equivalent shares:
   Primary                                                                 11,103             10,825
                                                                         ========           ========
   Assuming full dilution                                                  11,166             10,893
                                                                         ========           ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                           1997               1996
                                                                       ------------       ------------

REVENUE                                                                  $ 92,685           $ 77,753

EXPENSES:
   Depreciation, depletion and amortization                                34,321             28,981
   Cost of sales                                                           15,813             13,542
   Selling, general and administrative expenses                            16,391             14,036
                                                                         --------           --------
                                                                           66,525             56,559
                                                                         --------           --------

INCOME FROM OPERATIONS                                                     26,160             21,194

Interest expense, net                                                      (2,714)            (2,072)
Equity in earnings (loss) of affiliates                                       (58)                 3
Gain on sale of subsidiary stock                                           18,449                 --
Gain on increase in underlying equity of affiliate                         10,750                 --
Extinguishment of volumetric production payment                            (4,133)                --
                                                                         --------           --------

Income from continuing operations before provision for
   income taxes                                                            48,454             19,125

Provision for income taxes                                                 17,270              7,076
                                                                         --------           --------

Income from continuing operations                                          31,184             12,049

Loss on disposal of discontinued operations, net
   of income tax benefit of $580                                               --               (988)
                                                                         --------           --------

NET INCOME                                                               $ 31,184           $ 11,061
                                                                         ========           ========

Earnings per share:
   Primary
     Income from continuing operations                                   $   2.86           $   1.16
     Loss on disposal of discontinued operations                               --               (.09)
                                                                         --------           --------
     Net income                                                          $   2.86           $   1.07
                                                                         ========           ========
   Assuming full dilution
     Income from continuing operations                                   $   2.82           $   1.12
     Loss on disposal of discontinued operations                               --               (.09)
                                                                         --------           --------
     Net income                                                          $   2.82           $   1.03
                                                                         ========           ========

Weighted average number of common and common
   equivalent shares:
   Primary                                                                 10,911             10,382
                                                                         ========           ========
   Assuming full dilution                                                  11,061             10,705
                                                                         ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                                Notes
                                                     Common Stock   Additional           Treasury Stock   Receivable   Cumulative
                                                  -----------------   Paid-In  Retained  -------------- from Officers Translation
                                                   Shares    Amount   Capital  Earnings  Shares  Amount  & Employees  Adjustments
                                                  ---------  ------   -------  --------  ------  ------  -----------  -----------

Balance, December 31, 1995                        9,436,854  $  94   $ 85,821  $ 35,936   (414)  $  (4)    $ (1,395)       $ (74)
   Net proceeds from issuance of common stock       578,869      7     11,142         -      5       -            -            -
   Acquisition of equity interest in affiliate      132,075      1      3,499         -      -       -            -            -
   Tax reduction from exercise of stock options           -      -      3,204         -      -       -            -            -
   Conversions and exchanges of subordinated        214,304      2      1,878         -      -       -            -            -
     debentures
   Payments received on notes receivable from
     officers and employees                               -      -          -         -      -       -          190            -
   Foreign currency translation adjustment                -      -          -         -      -       -            -           91
   Net income                                             -      -          -    15,249      -       -            -            -
                                                 ----------   ----    -------   -------   ----    ----      -------         ----
Balance, December 31, 1996                       10,362,102    104    105,544    51,185   (409)     (4)      (1,205)          17
   Net proceeds from issuance of common stock       653,628      6     11,152         -      -       -            -            -
   Tax reduction from exercise of stock options           -      -      4,473         -      -       -            -            -
   Payments received on notes receivable
     from officers and employees                          -      -          -         -      -       -           96            -
   Foreign currency translation adjustment                -      -          -         -      -       -            -          (54)
   Net income                                             -      -          -    31,184      -       -            -            -
                                                 ----------   ----    -------   -------   ----    ----      -------         ----

Balance, September 30, 1997 (unaudited)          11,015,730  $ 110   $121,169  $ 82,369   (409)  $  (4)    $ (1,109)       $ (37)
                                                 ==========   ====    =======   =======   ====    ====      =======         ====



                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                 1997                 1996
                                                              ----------           ----------
Cash flows from operating activities:
   Cash received from customers                                 $ 90,783           $ 75,366
   Proceeds from volumetric production payment                        --             19,000
   Cash paid to suppliers and employees                          (31,378)           (30,590)
   Extinguishment of volumetric production payment               (11,720)                --
   Interest paid                                                  (2,936)            (2,031)
   Interest received                                                 863                810
   Income taxes paid                                                 (40)            (1,500)
                                                                --------           --------
     Net cash provided by operating activities                    45,572             61,055
                                                                --------           --------

Cash flows from investing activities:
   Cash invested in seismic data                                 (42,979)           (28,420)
   Cash invested in oil and gas properties                       (31,189)           (41,215)
   Cash paid to acquire property and equipment                    (8,500)            (8,070)
   Cash from disposal of property and equipment                       28                 59
   Proceeds from sale of stock of subsidiary                      29,723                 --
   Costs related to sale of stock subsidiary                      (5,435)                --
   Cash received from affiliate for advances                       2,094                 --
   Loan made to unconsolidated affiliate                              --             (2,000)
   Cost of investment made in unconsolidated affiliate                --               (109)
   Collections on loans made                                       5,385                208
                                                                --------           --------
     Net cash used in investing activities                       (50,873)           (79,547)
                                                                --------           --------

Cash flows from financing activities:
   Borrowings under line of credit agreements                     41,500                 --
   Principal payments under line of credit                       (41,500)                --
   Borrowings under term loans                                     7,925              7,697
   Principal payments on term loans                               (2,212)            (1,044)
   Principal payments on capital lease obligations                  (811)              (970)
   Proceeds from issuance of senior notes                             --             22,500
   Proceeds from issuance of common stock                         11,164              4,134
   Costs of debt and equity transactions                              (6)              (851)
   Payments on receivables from officers and employees                96                190
                                                                --------           --------
     Net cash provided by financing activities                    16,156             31,656
                                                                --------           --------

Effect of exchange rate changes                                       (8)                81
                                                                --------           --------

Net increase in cash and equivalents                              10,847             13,245

Cash and cash equivalents at beginning of period:
   Continuing operations                                           3,340              6,242
   Discontinued operations                                            --                234
                                                                --------           --------
     Total cash and equivalents at beginning of period             3,340              6,476
                                                                --------           --------

Cash and cash equivalents at end of period:
   Continuing operations                                          14,187             19,721
   Discontinued operations                                            --                 --
                                                                --------           --------
     Total cash and equivalents at end of period                $ 14,187           $ 19,721
                                                                ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)
                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     1997             1996
                                                                                --------------     ------------
Reconciliation of net income to net cash provided by
   operating activities:
Net income                                                                          $31,184          $11,061
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Gain on sale of subsidiary stock                                                 (18,449)              --
   Gain on increase in underlying equity of affiliate                               (10,750)              --
   Loss from discontinued operations, net of tax                                         --              988
   Equity in loss (earnings) of affiliate                                                58               (3)
   Depreciation, depletion and amortization                                          35,346           29,713
   Deferred income tax provision                                                      8,635            3,538
   Amortization of deferred revenue                                                  (4,079)          (2,925)
   Discount on note receivable                                                         (198)              --
   Gain on sale of property and equipment                                               (16)             (22)
   Increase in receivables                                                             (778)          (3,000)
   Decrease (increase) in other assets                                               (1,986)             378
   Proceeds from volumetric production payment                                           --           19,000
   Increase in other liabilities                                                      6,605            5,818
                                                                                    -------          -------
     Total adjustments                                                               14,388           53,485

Net cash provided by (used in) operating activities of:
   Continuing operations                                                             45,572           64,546
   Discontinued operations                                                               --           (3,491)
                                                                                    -------          -------
                                                                                    $45,572          $61,055
                                                                                    =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1996.

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

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                             ----------------------          ----------------------
                                              1997            1996            1997            1996
                                             ------          ------          ------          ------
Primary:
Weighted average shares outstanding          10,829           9,960          10,547           9,717
Common stock equivalents                        274             865             364             665
                                             ------          ------          ------          ------
Weighted average shares used
    for earnings per share                   11,103          10,825          10,911          10,382
                                             ======          ======          ======          ======

Fully Diluted:
Weighted average shares outstanding          10,829           9,960          10,547           9,717
Common stock equivalents                        337             933             514             988
                                             ------          ------          ------          ------
Weighted average shares used
    for earnings per share                   11,166          10,893          11,061          10,705
                                             ======          ======          ======          ======

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock during the period plus the effect of dilutive potential common shares. If the provisions of SFAS No. 128 had been adopted in the third quarter of 1997 and 1996, the pro forma EPS would have been $2.00 and $2.96 per share for basic and $1.95 and $2.86 per share for diluted for the three-month and nine-month periods ended September 30, 1997, respectively, and $.48 and $1.14 per share for basic and $.45 and $1.07 per share for diluted for the three-month and nine-month periods ended September 30, 1996, respectively.

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

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized, are capitalized. For the nine months ended September 30, 1997 and 1996, general and administrative costs of $1,017,000 and $800,000, respectively, have been capitalized to oil and gas properties. For the nine months ended September 30, 1997 and 1996, interest costs of $1,535,000 and $1,074,000, respectively, have been capitalized to oil and gas properties.

NOTE E-VOLUMETRIC PRODUCTION PAYMENT

         During the third quarter of 1997, the Company entered into an agreement to extinguish its volumetric production payment which was effective July 1, 1997. The cost to acquire the production payment liability exceeded its book value. As a result of this transaction, the Company recorded a pre-tax loss of $4,133,000 in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1997.

NOTE F-USE OF DERIVATIVES

         The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on natural gas swaps designated as hedges of anticipated transactions related to anticipated production are treated as deferred credits or charges and are included in other liabilities or other assets on the balance sheet. Net gains and losses on natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced.
         In order for natural gas swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred.
         In the statement of cash flows, cash receipts or payment related to financial instruments are classified consistent with the cash flows from the transaction being hedged.

NOTE G-ACCOUNTING FOR SALES OF STOCK BY SUBSIDIARY COMPANIES

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

         On August 11, 1997 and September 5, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering of 4,644,000 shares of its common stock to the public at a price of $17 per share (including 180,000 shares sold by certain selling stockholders) resulting in net proceeds of $69,208,000 to Eagle after deducting offering related expenses. The Company also sold 1,880,000 of its 3,400,000 shares of Eagle common stock in the offering as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle common stock, or 17.9% of the outstanding shares of Eagle. In addition to certain debt repayments by Eagle, the Company received net proceeds of $29,722,800 from its participation in the offering, resulting in a pre-tax gain, net of costs, on the sale of Eagle common stock of $18,449,000. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the offering.

         In connection with the Eagle offering, in May 1997, the Company contributed its 19% ownership interest in Energy Research International to Eagle. Contemporaneously with the offering, Eagle acquired the remaining 81% of Energy Research International in exchange for 600,000 shares of Eagle common stock.

NOTE H-SUPPLEMENTAL CASH FLOW INFORMATION

     Significant non-cash investing and financing activities are as follows:

     1. During the first nine months of 1997, the Company recorded an increase in the underlying equity of Eagle of $13,031,000 as a result of Eagle's issuance of stock in connection with their offering.

     2. During the first nine months of 1997, capital lease obligations totaling $374,000 were incurred when the Company entered into leases for property and equipment.

     3.   During the first  nine  months of 1996,  the  Company  issued  214,304 shares  of its  common  stock  upon the  conversion  and  exchange  of
          $1,989,000 of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 during the first nine months of 1996 were charged to additional paid-in-capital.

     4. During the first nine months of 1996, the Company issued 132,075 shares of its common stock in exchange for a 50% equity interest in a marine seismic company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

OVERVIEW
--------

         The Company's income after taxes, before a gain related to the spin-off of its seismic crew subsidiary and a charge related to the extinguishment of its volumetric production payment (see discussion below), was $5,553,000 and $15,041,000 for the three and nine months ended September 30, 1997, respectively, as compared to income from continuing operations of $4,829,000 and $12,049,000 for the three and nine months ended September 30, 1996, respectively.

         During the third quarter of 1997, the Company's wholly-owned seismic crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering of its stock, leaving the Company with a 17.9% equity ownership in Eagle. As a result of this transaction, the financial results of Eagle are no longer consolidated in the Company's financial statements beginning August 11, 1997; however, the Company's equity interest in Eagle is included in the Company's consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

         Total revenue increased from $30,307,000 during the third quarter of 1996 to $30,793,000 during the third quarter of 1997. During the first nine months total revenue increased from $77,753,000 in 1996 to $92,685,000 in 1997. Revenue primarily consists of revenue generated from the marketing of seismic data, proprietary seismic data acquisition (until August 11, 1997) and oil and gas production.

         Revenue from the marketing of seismic data increased from $17,827,000 during the third quarter of 1996 to $21,955,000 during the third quarter of 1997 and increased from $50,986,000 during the first nine months of 1996 to $57,013,000 during the first nine months of 1997. These increases are primarily attributable to an increase in demand for high-resolution seismic data which is being used increasingly in oil and gas development as well as exploration efforts.

         Revenue from the acquisition of proprietary seismic data performed by Eagle was $2,762,000 during the third quarter of 1997 as compared to $6,263,000 during the third quarter of 1996. This decrease is primarily a result of Eagle's revenue no longer being consolidated with the Company's revenue beginning August 11, 1997, due to the spin-off of Eagle. Revenue from Eagle was $16,316,000 for the nine months ended September 30, 1997, as compared to $14,404,000 for the nine months ended September 30, 1996.

         Oil and gas revenue was $6,076,000 during the third quarter of 1997 compared to $6,217,000 during the third quarter of 1996. The 1997 quarter had higher natural gas production and lower crude oil and condensate production.
Both gas and oil production were affected by new wells not yet reaching anticipated production rates. Oil and gas revenue increased from $12,363,000 during the first nine months of 1996 to $19,356,000 during the first nine months of 1997. This increase is primarily due to higher production resulting from more wells being on line in the 1997 period (124 wells at September 30, 1997) as compared to the 1996 period (87 wells at September 30, 1996). Net volume and price information for the Company's oil and gas production for the third quarter and first nine months of 1997 and 1996 is summarized in the following table:

                                                        Quarter Ended                    Nine Months Ended
                                                        September 30,                      September 30,
                                                 ----------------------------       ----------------------------
                                                     1997           1996                1997           1996
                                                 -------------  -------------       -------------  -------------

Natural gas volumes (mmcf)                            1,918          1,813               5,551          3,310
Average natural gas price ($/mcf)                     $2.18          $2.13               $2.49          $2.16
Crude oil/condensate volumes (mbbl)                      98            129                 313            261
Average crude oil/condensate price ($/bbl)           $18.27         $17.49              $16.62         $18.91

         Depreciation, depletion and amortization consists primarily of data bank amortization. Refer to Note C for a description of the Company's amortization policy. Data bank amortization increased from $8,220,000 during the third quarter of 1996 to $9,268,000 during the third quarter of 1997 and decreased from $23,708,000 to $23,452,000 for the first nine months of 1996 and 1997, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 47% and 43% for the third quarters of 1996 and 1997, respectively, and 48% and 42% for the first nine months of 1996 and 1997, respectively. These changes are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream. The remaining depreciation, depletion and amortization of $2,604,000 and $3,385,000 for the third quarters of 1996 and 1997, respectively, and $5,273,000 and $10,869,000 for the first nine months of 1996 and 1997, respectively, relates to depletion of oil and gas property costs and depreciation of fixed assets. The increases between the periods are due to increased oil and gas production and property and equipment additions.

         Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties through August 11, 1997, seismic resale support services, and oil and gas production. Cost of sales decreased from $5,873,000 to $3,382,000 for the third quarters of 1996 and 1997, respectively, and increased from $13,542,000 to $15,813,000 for the first nine months of 1996 and 1997, respectively. These fluctuations are due to the corresponding fluctuation in revenue from these areas primarily due to the Eagle spin-off. Revenue from these areas decreased from $12,511,000 to $9,046,000 during the third quarters of 1996 and 1997, respectively, and increased from $27,547,000 to $35,582,000 during the first nine months of 1996 and 1997, respectively.

         The Company's selling, general and administrative expenses increased during the 1997 periods as compared to the 1996 periods primarily as a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses were 17% for the third quarters of 1996 and 1997, and were 18% for the first nine months of 1996 and 1997.

         Net interest expense increased from $2,072,000 during the first nine months of 1996 to $2,714,000 during the first nine months of 1997 primarily due to borrowings made under the Company's revolving line of credit during 1997. Additionally, $75 million was outstanding on the Company's Senior Notes for all of the first nine months of 1997, whereas in 1996, $52.5 million was outstanding until April 9, 1996 when the amount increased to $75 million.

         On August 11, 1997 and September 5, 1997, Eagle Geophysical, Inc. completed an initial public offering of 4,644,000 shares of its common stock (including 180,000 shares sold by certain selling stockholders). The Company also sold 1,880,000 of its 3,400,000 shares of Eagle common stock in the offering as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle common stock, or 17.9% of the outstanding shares of Eagle. The Company received net proceeds of $29,722,800 from its participation in the offering, resulting in a pre-tax gain, net of costs, on the sale of Eagle common stock of $18,449,000 Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the offering. The Company's equity interest in Eagle amounted to a loss of $58,000 for the period from August 11, 1997 to September 30, 1997.

         During the third quarter of 1997, the Company entered into an agreement to extinguish its volumetric production payment which was effective July 1, 1997. The cost to acquire the production payment liability exceeded its book value. As a result of this transaction, the Company recorded a pre-tax loss of $4,133,000 for the three and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of its sale of 1,880,000 shares of Eagle common stock on August 11, 1997 (see above), the Company received net proceeds of $29,722,800. The value of the Company's remaining equity interest in Eagle is $30,020,000, based on 1,520,000 shares at the September 30, 1997 closing price of $19.75 per share as quoted by NASDAQ. These shares are subject to certain trading restrictions.

         Because Eagle is no longer consolidated in the Company's consolidated financial statements, the amount of the Company's term loans ($14,889,000 at June 30, 1997) was reduced to $516,000 as of November 13, 1997, and the amount of the Company's capital lease obligations ($2,465,000 at June 30, 1997) was reduced to $95,000 as of November 13, 1997. The Company also received repayment of debts owed directly to it by Eagle, plus advances, amounting to $2,094,000.

         From July 1995 to April 1997, the Company and two of its wholly-owned subsidiaries obtained four separate three-year term loans totaling $1,077,000. Two of the loans bear interest at the rate of 8.413%, and two at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $34,000. The balance outstanding on the loans at November 13, 1997, was $516,000.

         During 1994, the Company entered into a five year capital lease for the purchase of seismic data processing equipment. Monthly principal and interest payments total approximately $6,000. The balance outstanding under this capital lease obligation was $95,000 at November 13, 1997.

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

         On May 1, 1997, the Company increased its $25,000,000 unsecured revolving line of credit facility to $50,000,000. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on July 22, 1999. As of November 13, 1997, the balance outstanding on the revolving line of credit amounted to $500,000 bearing an interest rate of 8.5%.

         In June 1996, a wholly-owned subsidiary of the Company sold a volumetric production payment for $19 million to certain limited partnerships. During the third quarter of 1997, the subsidiary extinguished its volumetric production payment at a cost of $12,684,000.

         From January 1, 1997 through November 13, 1997, the Company received $12,973,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with these exercises, the Company will also receive approximately $4,826,000 in tax savings.

         In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

         During the nine months of 1997, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $61,256,000 and $36,309,000 respectively. These capital expenditures, as well as bank debt repayment, taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, the sale of Eagle stock discussed above, and proceeds received from the exercise of common stock purchase warrants and options.

         Currently, the Company anticipates capital expenditures for the remainder of 1997 to total approximately $32 million. Such expenditures include approximately $24 million for the creation of proprietary seismic data, and approximately $8 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the remaining 1997 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on terms satisfactory to it.

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

                           PART II - OTHER INFORMATION


Items 1., 2., 3., 4., and 5. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Not applicable.

(b)      Reports on Form 8-K

         The Registrant filed a Form 8-K on June 3, 1997, disclosing the offering of stock of Eagle Geophysical, Inc., a wholly-owned subsidiary of the Registrant, in an initial public offering.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SEITEL, INC.




Dated:  November 13, 1997                    /s/ Paul A. Frame
                                             -----------------------------------
                                             Paul A. Frame
                                             President




Dated:  November 13, 1997                    /s/ Debra D. Valice
                                             -----------------------------------
                                             Debra D. Valice
                                             Chief Financial Officer




Dated:  November 13, 1997                    /s/ Marcia H. Kendrick
                                             -----------------------------------
                                             Marcia H. Kendrick
                                             Chief Accounting Officer