Form 10-K
period 1997-12-31
SEITEL INC
filed 1998-03-31
CIK 750813

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-------
|  X  |   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934
          For Fiscal Year Ended December 31, 1997
                          -----------------------
                  OR

-------
|     |   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934

          [No Fee Required] For the transition period          to        .
                                                      --------    -------

          Commission File Number 0-14488
                                 -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 27, 1998 was approximately $331,183,075. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $15.50 and there were a total of 22,551,854 shares of Common Stock outstanding.

     Documents Incorporated by Reference:

     Document                                              Part
     ------------------------------------                --------
     Definitive Proxy Statement for                        III
     1998 Annual Stockholders Meeting

ITEM 1.   BUSINESS


General

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

     In 1997, approximately 400 different petroleum companies entered into seismic data license agreements with the Company. At December 31, 1997, the Company owned approximately 885,000 linear miles of 2D and approximately 9,000 square miles of 3D seismic data which it maintained in its library, which, based solely on management's knowledge and beliefs regarding the industry, constitutes the second largest seismic data base marketed publicly in North America. While the majority of the seismic surveys cover onshore and offshore the U.S. Gulf Coast, the Company's data bases extend to virtually every major domestic exploration and development region and 32 foreign countries.

     The Company's marketing team of 15 seismic sales specialists markets data from its library and from newly created seismic surveys. The Company's marketing philosophy is that seismic data, like most other products, must be sold aggressively as opposed to waiting passively for customer purchases. The marketing team monitors petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis to maximize seismic sales opportunities.

     The Company has a 22 member staff of geotechnical professionals who have in excess of 400 years of collective geophysical experience. Together, the marketing team and geotechnical professionals help clients evaluate their respective seismic requirements, design data creation programs to meet market demand, and supervise the reprocessing of data in the Company's library to enhance future resales.

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

     The Company conducts data creation activities in two ways; multi-client or "group shoot" programs and proprietary acquisition programs for its wholly-owned petroleum exploration and production subsidiary, DDD Energy, Inc. ("DDD Energy"), and DDD Energy's partners. The Company contracts with selected seismic acquisition crew companies, including its former wholly-owned subsidiary, Eagle Geophysical, Inc., to conduct both onshore and offshore seismic surveys. In a group shoot program, several petroleum companies share in the expense of a survey and thereby materially reduce their respective cost of the survey. In a group-shoot survey, the Company retains ownership of the data created and markets licenses to use the data both to the group-shoot participants and subsequently to others who make selections after the data are added to the Company's library. (Seismic data cannot be transferred by a licensee to another party; each individual user must purchase a respective license.)

     The DDD Energy 3D surveys are intended to assist participation in petroleum exploration and development, whereby DDD Energy's ownership interest in any resultant production will be accounted for as "oil and gas" revenues and reserves. To date, over 1,500 square miles of advanced 3D seismic surveys have been conducted for DDD Energy and its exploration partners. In excess of 500 square miles of 3D surveys are already scheduled to be conducted in 1998 and 1999 by DDD Energy and its partners.

     The Company has developed fully-integrated 3D technology and operations, which extend from its expansive 2D seismic library from which to best design the parameters for 3D surveys, its large and growing 3D data library, a processing center and proprietary computer technology coupled with extensive geophysical application expertise to effectively interpret 3D data. DDD Energy exclusively utilizes the Company's processing and interpretation technology and operations to provide optimum quality control and confidentiality for the exploration and production programs in which DDD Energy participates.

     The Company wholly-owned a seismic data acquisition crew company, Eagle Geophysical, Inc. ("Eagle"), until August 11, 1997, at which time it was spun-off as an independent company. The Company now has a 17.9% ownership interest in Eagle.

Oil and Gas Exploration and Production Operations

     In addition to licensing its seismic data to customers, the Company also utilizes its seismic expertise to participate directly in petroleum exploration, development and ownership of hydrocarbon reserves through partnering relationships with oil and gas companies, whereby the Company exchanges its proprietary seismic technology for working interests. The Company's strategy is to combine its 3D and 2D seismic resources and related geophysical technologies with the land position and geology, engineering and drilling expertise of selected petroleum producers in exploration and development programs. The Company believes that this combination will result in higher drilling success rates, thereby allowing the Company to participate in oil and gas exploration and development on a relatively low cost/low risk basis, and to build an asset base of oil and gas reserves which complement its seismic data library.

     Since its formation in 1993, DDD Energy has entered into and maintained cost and revenue-sharing relationships with more than 100 petroleum companies and, in doing so, has received the benefit of these petroleum companies' land, geological, engineering and drilling staffs. The Company has conducted over 1,500 square miles of advanced 3D surveys, with more than 500 square miles of new surveys currently scheduled to be conducted for DDD Energy and its partners, located primarily onshore Texas and Louisiana, and also onshore Alabama, Mississippi and Arkansas. DDD Energy's working interest in these projects ranges from approximately 10% to 90%, with an average working interest of approximately 31%. The majority of the well locations pinpointed by the surveys that have already been completed and interpreted should be drilled during the next three years.

     Since inception, DDD Energy has participated in the drilling of 240 wells, 165 of which are commercially productive for a 69% success rate.

Customers

     During 1997, the Company's seismic data customers consisted of approximately 400 oil and gas companies. No one customer accounted for as much as 10% of the Company's revenues during the years 1997, 1996 or 1995. As a result, the Company does not believe that the loss of any customer would have a material adverse impact on its seismic business. The Company believes the size of its customer base is due to its seismic technology and capabilities and the increasing size of its data-library base.

Competition

     The creation and resale of seismic data are highly competitive in the United States. There is a number of independent oil-service companies that create and market seismic data, and numerous oil and gas companies create seismic data and maintain their own seismic data banks. Some of the Company's competitors have longer operating histories, greater financial resources and larger sales volumes than the Company. However, the number of independent seismic companies has decreased significantly during the last decade due to difficult industry conditions. In 1985, there were approximately 150 independent seismic companies operating in the United States, of which approximately 15 were significant competitors. In 1997, there were approximately 100 companies, with approximately 10 significant competitors. With the U.S. "oil patch" collapse in 1985, many of the independent seismic companies went out of business; during the 1990's, this industry has witnessed a major consolidation. At the same time, oil and gas companies have reduced their internal geophysical staffs and have out-sourced more for services such as seismic data. The Company believes it can compete favorably because of the expansiveness of its data-library base, the expertise of its marketing staff and the technical proficiency and exploration experience of its geotechnical staff. These resources enable the Company to provide high-quality service and to create and market high-grade data.

     In the oil and gas exploration and production business there are numerous oil and gas companies competing for the acquisition of mineral properties. The Company believes it can participate effectively in the exploration for and development of natural gas and crude oil reserves because of its fully-integrated seismic resources and corollary geophysical expertise combined with the geological and engineering experience and land positions of the Company's petroleum company partners.

Seasonality and Timing Factors

     The Company's results of operations can fluctuate from quarter to quarter. The fluctuations are caused by a number of factors.

     With respect to the Company's seismic licensing revenue, the Company's results are influenced by petroleum industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in either equal or progressive increments during the year, with spending patterns affected by individual petroleum company requirements as well as industry-wide conditions. As a result, the Company's seismic data revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year. In addition, certain weather-related events may delay the creation of seismic data for the Company's library during any given quarter. Although the majority of the Company's seismic resales are under $500,000 per sale, occasionally a single data resale from the Company's library can be as large as $5 million or more. Such large resales can materially impact the Company's results during the quarter in which they occur, creating an impression of a trend of increasing revenue that may not be achieved in subsequent periods.

     With respect to revenue from the Company's oil and gas operation, bringing a small number of high-production wells on line in a given quarter can materially impact the results of such quarter since many of the wells in which the Company participates flow at high rates for the first 60 to 90 days of production and then taper off to a lower, steady rate for the remainder of their lives. If several of such wells are brought on line in a quarter, the results for such quarter will appear unusually strong, and then later, when production decreases to its long-term, steady rate, the Company's results may not be able to sustain the trend of increased performance indicated by the strong results of the previous quarter. The Company's oil and gas exploration and production operations also can be impacted by certain weather-related events as well as by mechanical and equipment problems or shortages and other factors, which may delay the hookup of successfully completed wells and delay the resultant production revenue. Also, due to the high percentage of gas reserves in the Company's portfolio and the seasonal variations in gas prices, the Company's results from its oil and gas operations also are subject to significant fluctuations due to variations in commodity prices. In addition, some producing wells may be required periodically to go off line temporarily for pipeline and other maintenance. The Company does not believe that these fluctuations in quarterly results are indicative of the Company's long-term prospects and financial performance.

     See  Note  P  to  the  Company's   Consolidated  Financial  Statements  and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

     As of December 31, 1997, the Company and its subsidiaries had 94 full-time employees and three employees who devote part of their time to the Company who are also officers of other corporations. None of the Company's employees are covered by collective bargaining agreements. Of these employees, 63 are related to the seismic operations and 16 are related to the oil and gas operations. The balance provide accounting and administrative support for all operations. The Company believes it has a favorable relationship with its employees. The Company has employment contracts with five of its senior corporate executives.

Other

     The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

     The following  organization chart gives an overview of the structure of the
Company:


                           ---------------------------
                      +----| Seitel Delaware, Inc.   | 1%
                      |    | 100%                    |----+    ----------------------------
                      |    ---------------------------    |    |Seitel Data, Ltd.         |
                      |                                   |----|                          |
                      |    --------------------------- 99%|    ----------------------------
                      |----| Seitel Data Corp.       |----+
                      |    | 100%                    |----+    ----------------------------
                      |    ---------------------------    |    |Seitel Offshore Corp.     |
                      |                                   |----|100%                      |
                      |    ---------------------------    |    ----------------------------
                      |----| DDD Energy, Inc.        |    |
                      |    | 100%                    |    |    ----------------------------
------------------    |    ---------------------------    |    |Seitel International, Inc.|
++++++++++++++++++    |                                   |----|100%                      |
+                +    |    ---------------------------    |    ----------------------------
+  SEITEL, INC.  +----+----| Matrix Geophysical, Inc.|    |
+                +    |    | 100%                    |    |    ----------------------------
++++++++++++++++++    |    ---------------------------    |    |Datatel, Inc.             |
------------------    |                                   +----|100%                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Canada Holdings, |
                      |    | Inc.                    |         ----------------------------
                      |    | 100%                    |---------|Olympic Seismic Ltd.      |
                      |    ---------------------------         |100%                      |
                      |                                        ----------------------------
                      |    ---------------------------
                      |----| Seitel Management, Inc. |
                      |    | 100%                    |
                      |    ---------------------------
                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Geophysical, Inc.|----+----|African Geophysical, Inc. |
                      |    | 100%                    |    |    |100%                      |
                      |    ---------------------------    |    ----------------------------
                      |                                   |
                      |    ---------------------------    |    ----------------------------    --------------------------
                      |----| Alternative Communica-  |    +----|EHI Holdings, Inc.        |----| Eagle Geophysical, Inc.|
                      |    | tions Enterprises, Inc. |         |100%                      |    | 17.9%                  |
                      |    | 100%                    |         ----------------------------    --------------------------
                      |    |                  Dormant|
                      |    ---------------------------
                      |
                      |    ---------------------------
                      |----| Exsol, Inc.             |
                      |    | 100%                    |
                      |    |                  Dormant|
                      |    ---------------------------
                      |
                      |    ---------------------------
                      |----| Geo-Bank, Inc.          |
                      |    | 100%                    |
                      |    |                  Dormant|
                      |    ---------------------------
                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Gas & Energy     |---------|Seitel Natural Gas, Inc.  |
                      |    | Corp.                   |         |100%                      |
                      |    | 100%             Dormant|         ----------------------------
                      |    ---------------------------
                      |
                      |    ---------------------------
                      +----| Seitel Power Corp.      |
                           | 100%                    |
                           |                  Dormant|
                           ---------------------------


ITEM 2.   PROPERTIES

     The Company, through its wholly-owned subsidiary DDD Energy, participates in oil and gas exploration and development efforts. For estimates of the Company's net proved and proved developed oil and gas reserves as of December 31, 1997, see Note Q to the Company's Consolidated Financial Statements. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note Q to the Company's Consolidated Financial statements represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and liquids, including crude oil, condensate and natural gas liquids, that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent that the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. Volumes generated from future activities of the Company are therefore highly dependent upon the level of success in finding or acquiring additional reserves and the costs incurred in so doing.

     The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 1997. Gross oil and gas wells include 10 with multiple completions. All of the wells are operated by the Company's petroleum company partners.

                                Gross Wells        Net Wells
                                -----------        ---------
          Oil                       41              10.22
          Gas                      106              29.34

     The following table sets forth the number of net wells drilled in the last three fiscal years in which the Company participated.

                              Exploratory                          Development
                      -------------------------------      --------------------------------
                       Productive       Dry    Total        Productive      Dry      Total
                       ----------       ---    -----        ----------      ---      -----
1997
----
Texas                       5.29        4.05    9.34             1.88       .52       2.40
Mississippi                 2.64        2.00    4.64             1.24         -       1.24
Louisiana                   2.35        1.05    3.40             1.05         -       1.05

1996
----
Texas                       2.85         .90    3.75             2.91         -       2.91
Mississippi                  .69        2.48    3.17                -       .15        .15
Louisiana                    .25         .26     .51                -         -          -

1995
----
Texas                       4.45        1.54    5.99             1.49      1.08       2.57
Alabama                        -         .21     .21                -         -          -
Mississippi                  .51         .31     .82                -       .60        .60
Louisiana                    .27         .96    1.23              .24       .24        .48
Arkansas                       -         .12     .12                -         -          -

     As of December 31, 1997, the Company was participating in the drilling of 10 gross and 2.43 net wells.

     The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1997. The table does not include additional acreage which the Company may earn upon completion of pending 3D seismic data projects.

                       Developed Acres              Undeveloped Acres
                 ----------------------------  ----------------------------
                    Gross             Net          Gross            Net
                 ------------   -------------  -------------   ------------

Texas                 26,293          11,775         64,739         18,004
Louisiana              4,144             891         71,391         21,789
Alabama                  160               5          1,516            270
Mississippi            4,100           1,321         26,806         16,239
Arkansas                   -               -          3,600            450
                 ------------   -------------  -------------   ------------
Total                 34,697          13,992        168,052         56,752
                 ============   =============  =============   ============

     The following table describes for each of the last three fiscal years, crude oil (including condensate and natural gas liquids) and natural gas production for the Company, average production costs and average sales prices. All such production comes from the U.S. Gulf Coast region. The Company has not filed any different estimates of its December 31, 1997 reserves with any federal agencies.

                           Net Production                       Average Sales Price
                        ---------------------    Average      -------------------------
      Year Ended           Oil       Gas        Production        Oil         Gas
     December 31,        (Mbbls)    (Mmcf)    Cost per Mcfe     (Bbls)       (Mcf)
     ------------        -------    ------    -------------     ------       ------
         1997                420     6,926       $   .55        $ 16.83     $  2.63
         1996                363     4,902           .44          18.52        2.28
         1995                193     1,170           .66          13.85        1.55

     The amounts in 1997 and 1996 include 56,000 and 84,000 barrels, respectively, and 1,795 and 2,094 million cubic feet, respectively, delivered under the terms of a volumetric production payment agreement effective July 1, 1996 at an average price of $14.04 and $14.91, respectively, per barrel and $1.84 and $2.15 per mcf, respectively.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on November 20, 1997. Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1.   The election of nine directors to serve until the 1998 Annual Meeting.

            NAME                   NO. OF VOTES FOR     NO. OF VOTES WITHHELD
     --------------------          ----------------     ---------------------

     Herbert M. Pearlman              9,112,694                 185,658
     Paul A. Frame                    9,113,794                 184,558
     Horace A. Calvert                9,113,094                 185,258
     David S. Lawi                    9,114,099                 184,253
     Debra D. Valice                  9,114,099                 184,253
     Walter M. Craig, Jr.             9,112,845                 185,507
     William Lerner                   9,114,599                 183,753
     John E. Stieglitz                9,113,145                 185,207
     Fred S. Zeidman                  9,114,699                 183,653

2. Approval of an amendment to the Company's Certificate of Incorporation to increase the authorized Common Stock to facilitate a two-for-one stock split.

     NO. OF VOTES FOR         NO. OF VOTES AGAINST        NO. OF VOTES ABSTAINED
     ----------------         --------------------        ----------------------

         9,064,342                   179,240                       54,770

3. Approval of an amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan to limit the total number of options that can be granted to a single participant under the Plan during any calendar year to 250,000 options.

     NO. OF VOTES FOR         NO. OF VOTES AGAINST        NO. OF VOTES ABSTAINED
     ----------------         --------------------        ----------------------

         8,823,505                   372,192                       102,655

4. Approval of an amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan to increase the number of shares available for granting options thereunder by 850,000 shares.

     NO. OF VOTES FOR         NO. OF VOTES AGAINST        NO. OF VOTES ABSTAINED
     ----------------         --------------------        ----------------------

         3,368,325                   2,548,455                     146,200

5.   Approval of the Seitel, Inc. 1998 Executive Compensation Plan.

     NO. OF VOTES FOR         NO. OF VOTES AGAINST        NO. OF VOTES ABSTAINED
     ----------------         --------------------        ----------------------

         4,956,383                   929,912                       176,685

6. Approval of the appointment of the public accounting firm of Arthur Andersen LLP to act as the Company's independent Public Accountants for 1997.

     NO. OF VOTES FOR         NO. OF VOTES AGAINST        NO. OF VOTES ABSTAINED
     ----------------         --------------------        ----------------------

         9,233,899                   14,575                        49,878


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 1997 and 1996 as reported by the New York Stock Exchange.

                                             1997(1)<F1>                        1996(1)<F1>
                                -------------------------------    -------------------------------
                                    High              Low              High              Low
                                -------------    --------------    -------------     -------------
  First Quarter               $     22.31      $      15.69      $      17.75      $      11.63
  Second Quarter                    19.50             16.31             14.31             12.50
  Third Quarter                     22.81             18.44             18.88             13.13
  Fourth Quarter                    25.88             16.00             21.88             18.13

<F1> (1)  All stock market prices have been restated to reflect the  two-for-one stock split in December 1997.

     On March 27, 1998, the closing price for the Common Stock was $15.50. To the best of the Company's knowledge, there are approximately 1,245 record holders of the Company's Common Stock as of March 27, 1998.

Dividend Policy

     The Company did not pay cash dividends during 1996 or 1997, and it intends to retain future earnings in order to provide funds for use in the operation and expansion of its business. Because the payment of dividends is dependent upon earnings, capital requirements, financial conditions, any required consents of lenders and other factors, there is no assurance that dividends, whether in the form of stock or cash, will be paid in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

     The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.

Statement of Operations Data:                                              Year Ended December 31,
                                                  ----------------------------------------------------------------------
                                                    1997           1996            1995          1994           1993
                                                  ---------      ---------       --------       --------      ----------

Revenue                                        $    127,556   $    106,002   $     74,439   $     70,902   $      43,456

Expenses and costs:

   Depreciation, depletion and
     amortization                                    49,679         39,249         26,872         27,181          19,852
   Impairment of oil and gas
     properties                                       9,560              -              -              -               -
   Cost of sales                                     17,953         19,402         13,071         10,499           3,202
   Selling, general and administrative               23,043         19,165         15,393         14,672           9,132
                                                  ---------      ---------       --------       --------       ---------
                                                    100,235         77,816         55,336         52,352          32,186
                                                  ---------      ---------       --------       --------       ---------

Income from operations                               27,321         28,186         19,103         18,550          11,270

Interest expense, net                                (3,554)        (2,900)        (3,078)        (3,198)         (2,126)
Equity in earnings (loss) of affiliates                 146           (186)             -              -               -
Gain on sale of subsidiary stock                     18,449              -              -              -               -
Increase in underlying equity in affiliate           10,750              -              -              -               -
Extinguishment of volumetric
   production payment                                (4,133)             -              -              -               -
                                                  ---------      ---------       --------       --------       ---------

Income from continuing operations
   before provision for income
   taxes and extraordinary item                      48,979         25,100         16,025         15,352           9,144

Provision for income taxes                           17,422          8,863          5,898          5,681           3,328
                                                  ---------      ---------       --------       --------       ---------
Income from continuing operations
   before extraordinary item                         31,557         16,237         10,127          9,671           5,816

Loss from discontinued operations,
   net of tax                                             -           (988)        (1,196)           (52)            (99)
Loss on disposal of discontinued
   operations, net of tax                                 -              -           (252)             -               -
                                                  ---------      ---------       --------       --------       ---------
Income before extraordinary item                     31,557         15,249          8,679          9,619           5,717
Extraordinary charge on early
   extinguishment of debt, net of tax                     -              -              -           (304)              -
                                                  ---------      ---------       --------       --------       ---------

Net income                                     $     31,557   $     15,249   $      8,679   $      9,315   $       5,717
                                                  =========      =========       ========       ========       =========

Statement of Operations Data:                                            Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                   1997            1996           1995           1994           1993
                                                 ---------       --------       --------       ---------      ---------
Earnings per share: (1)<F1> (2)<F2>
   Basic:
   Income from continuing operations
     before extraordinary item                $       1.48   $        .83   $        .55   $         .68   $        .49
   Discontinued operations                               -           (.05)          (.08)              -           (.01)
   Extraordinary item                                    -              -              -            (.02)             -
                                                 ---------       --------       --------       ---------      ---------
   Net income                                 $       1.48   $        .78   $        .47   $         .66   $        .48
                                                 =========       ========       ========       =========      =========

   Diluted:
   Income from continuing operations
     before extraordinary item                $       1.43   $        .79   $        .49   $         .55   $        .35
   Discontinued operations                               -           (.05)          (.07)              -           (.01)
   Extraordinary item                                    -              -              -            (.02)             -
                                                 ---------       --------       --------       ---------      ---------
   Net income                                 $       1.43   $        .74   $        .42   $         .53   $        .34
                                                 =========       ========       ========       =========      =========

Weighted average shares: (1)<F1> (2)<F2>
   - Basic                                          21,380         19,646         18,408          14,212         11,964
   - Diluted                                        22,050         20,660         20,976          18,237         18,485


                                                 -----------------------------------------------------------------------
                                                                            As of December 31,
                                                 -----------------------------------------------------------------------
Balance Sheet Data:                                1997           1996           1995            1994           1993
                                                 ----------     ----------     ----------     -----------     ----------

Data bank, net                                 $   180,936    $   126,998    $   105,369    $     95,801    $    58,583

Oil and gas properties, net                        112,915         86,572         42,424          21,389          4,811

Property and equipment, net                          2,349         14,022         10,126          11,035          6,985

Total assets                                       365,682        294,679        209,567         166,769         92,554

Total debt                                          90,566         86,488         61,283          16,927         31,866

Stockholders' equity                               207,273        155,641        120,378         101,329         41,583

Stockholders' equity per common share
   outstanding at December 31                  $      9.19    $      7.51    $      6.38    $       5.74    $      3.47

Common shares outstanding at
   December 31 (1)<F1>                              22,548         20,724         18,874          17,652         11,974

<F1>(1)  All  number of shares  and per share  amounts  have been  restated  to give effect to the two-for-one  stock split effected in the form of a 100% stock dividend in December 1997.

<F2>(2)  During  1997,  the  Company  adopted  Statement  of  Financial   Accounting
         Standards No. 128,  "Earnings Per Share," which prescribes new computations of all earnings per share  amounts.  All prior earnings per share data have been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The  following  table  sets  forth  selected   financial   information  (in
thousands) for the periods indicated, and should be read in conjunction with the discussion of Results of Operations below.


                                                                          1997                1996                1995
                                                                      -------------       -------------       -----------------
Seismic:
   Revenue                                                          $       85,560      $       67,138      $       55,749
   Amortization                                                             35,163              30,477              23,852
   Cost of sales                                                               394                 448                 627

Oil and Gas:
   Revenue                                                                  25,680              18,255               4,806
   Depletion                                                                12,666               7,212               1,625
   Impairment of oil and gas properties                                      9,560                   -                   -
   Cost of sales                                                             5,168               3,134               1,571

Geophysical Services:
   Revenue                                                                  16,316              20,609              13,884
   Depreciation                                                                983                 951                 532
   Cost of sales                                                            12,391              15,820              10,873

Other depreciation                                                             867                 609                 863
Selling, general and administrative                                         23,043              19,165              15,393
Net interest expense                                                         3,554               2,900               3,078
Equity in earnings (loss) of affiliates                                        146                (186)                  -
                                                                      ------------        ------------        ------------

Income from continuing operations before provision
   for income taxes and special items (1)<F1>                               23,913              25,100              16,025

Provision for income taxes                                                   8,498               8,863               5,898
                                                                      ------------        ------------        ------------

Income from continuing operations before special items (1)<F1>      $       15,415      $       16,237      $       10,127
                                                                      ============        ============        ============
Net income                                                          $       31,557      $       15,249      $        8,679
                                                                      ============        ============        ============
----------------------------------

<F1> (1)  Special  items  include a pre-tax gain of  $29,199,000  related to the spin-off of the Company's seismic acquisition crew subsidiary and a pre-tax loss of $4,133,000 related to the extinguishment of the Company's volumetric production payment for the year ended December 31, 1997.


Results of Operations

     Total revenue was  $127,556,000,  $106,002,000 and 74,439,000 in 1997, 1996
and 1995, respectively, representing increases of 20% from 1996 to 1997 and 42% from 1995 to 1996. Revenue primarily consists of revenue generated from the marketing of seismic data, oil and gas production and proprietary seismic data acquisition (until August 11, 1997).

     Revenue from the marketing of seismic data was $85,560,000, $67,138,000 and $55,749,000 during 1997, 1996 and 1995, respectively. The increases between years are primarily attributable to an increase in demand for high-resolution seismic data, which is being used increasingly in oil and gas exploration and development efforts. The Company believes the demand for its seismic data remains strong due to several factors: large integrated oil and gas companies are increasingly utilizing 3D seismic to evaluate the probability of the existence and location of hydrocarbons; they have reduced their internal seismic data crew staffs and are using outside sources to provide more of these services; the majority of the Company's seismic data is located in the Gulf Coast region, which continues to be of particular interest to the oil and gas industry; and the high quality of the Company's seismic data. Additionally, management believes that the Company's 2D data library will continue to generate significant revenue because 2D data is less expensive than 3D and 2D data is the most cost-efficient means to preliminarily identify exploration and development leads, which are then best evaluated with 3D data.

     Oil and gas revenue was  $25,680,000,  $18,255,000  and  $4,806,000  during
1997, 1996 and 1995, respectively. The increases in oil and gas revenue are primarily due to higher production resulting from more wells being on line in 1996 and 1997. The first year of oil and gas operations for the Company was 1993. Since then, the Company has steadily increased its exploration and development efforts resulting in 68 wells producing as of December 31, 1995 increasing to 92 at December 31, 1996 and to 122 at December 31, 1997. Net volume and price information for the Company's oil and gas production for the years ended December 31, 1997, 1996 and 1995 is summarized in the following table (amounts include deliveries made under the terms of a volumetric production payment agreement effective from July 1, 1996 to June 30, 1997):

                                                                        Year Ended December 31,
                                                             -----------------------------------------------
                                                                1997              1996              1995
                                                             -----------       -----------       -----------
Natural gas volumes (mmcf)                                        6,926             4,902             1,170
Average natural gas price ($/mcf)                          $       2.63      $       2.28      $       1.55
Crude oil/condensate volumes (mbbl)                                 420               363               193
Average crude oil/condensate price ($/bbl)                 $      16.83      $      18.52      $      13.85

     Revenue from the acquisition of proprietary seismic data and leasing of seismic equipment ("geophysical services") performed by the Company's former seismic acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), was $16,316,000, $20,609,000 and $13,884,000 for 1997, 1996 and 1995, respectively.
The decrease from 1996 to 1997 is a result of the spin-off of Eagle on August 11, 1997. Consequently, the geophysical services revenue for 1997 represents approximately seven and one-half months, whereas 1996 represented a full year. The increase between 1995 and 1996 is primarily attributable to an increase in the channel capacities of both crews. Additionally, revenue from geophysical services recognized by the Company varies based on whether projects were performed for other subsidiaries of the Company, in which case no revenue is recognized, or were performed for third parties.

     Depreciation, depletion and amortization consist primarily of data bank amortization and depletion for oil and gas properties. Data bank amortization amounted to $35,163,000, $30,477,000 and $23,852,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 42%, 47% and 45% for 1997, 1996 and 1995, respectively. These changes between years are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream and, in 1997, an increase in revenue from purchased seismic data which is amortized on a straight-line basis. The costs of the Company's proprietary seismic data are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenues. Revenue is expected to be more evenly received over the lives of existing seismic data libraries purchased by the Company. Accordingly, the Company amortizes the cash invested in purchases of existing seismic data libraries evenly over ten years.

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

     The Company's (and its industry's) seismic revenue trends are evaluated and results are used in estimating future revenue expected to be received on its seismic data. Pricing of seismic data is significant when it indicates a revision to estimated future revenue. During periods of expected declines in activity, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and liquidity and operating results to decline. If the Company perceives an impairment in value due to reduced, or a lack of, estimated future revenue, a write-down of the asset is recognized. In periods of upturn, the opposite may occur, except, however, that prior write-downs are not reversed. Management believes that the economic outlook for the Company's seismic business is stable and the possibility for significant improvement exists.

     Depletion of oil and gas properties, excluding the impairment discussed below, was $12,666,000, $7,212,000 and $1,625,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which amounted to $1.34, $1.02 and $.70, respectively, per mcfe of gas produced during such periods. The increase in rates reflects the amount of exploration and development costs incurred increasing at a higher rate than the proven reserve base.

     At December 31, 1997, the Company recorded a non-cash impairment of oil and gas properties totaling $9,560,000 ($6,160,000, net of taxes) based on its December 31, 1997, estimated proved reserves valued at March 18, 1998 market prices. The impairment is primarily due to lower commodity prices as compared to the December 31, 1996 and 1997 prices.

     Cost of sales consists of expenses associated with the oil and gas production and geophysical services (until August 11, 1997), as well as seismic resale support services. The increases in cost of sales related to oil and gas production is directly attributable to the increase in revenue from this area. Oil and gas production costs amounted to $.55, $.44, $.66 per mcfe of gas produced during 1997, 1996 and 1995, respectively. The variation in rates is primarily attributable to the number of oil wells the Company has in relation to its total wells as oil wells typically have higher associated production costs than gas wells. Additionally, in 1997, ad valorem taxes increased as a result of the increase in the value of reserves. The increase in cost of sales from 1995 to 1996 related to the acquisition of seismic data for non-affiliated parties is due to an increase in revenue from this area. The decrease from 1996 to 1997 is due to the 1997 cost of sales reflecting only seven and one-half months of activity as a result of the spin-off of Eagle, whereas 1996 represented a full year. Gross profit margin related to the acquisition of seismic data for non-affiliated parties (revenue less cost of sales) was 19%, 21% and 22% for 1997, 1996 and 1995, respectively.

     The Company's selling, general and administrative expenses increased from $15,393,000 in 1995 and $19,165,000 in 1996 to $23,043,000 in 1997. The increase for each year was primarily a result of variable expenses, including commissions on revenue and compensation tied to pre-tax profits, related to the increased volume of business. As a percentage of total revenue, these expenses were 21% in 1995 and decreased to 18% in 1996 and 1997. The decrease is primarily due to ongoing cost reduction programs.

     The Company's interest expense was $3,407,000 in 1995, $4,063,000 in 1996 and $4,610,000 in 1997. The increase in interest expense from 1995 to 1996 was primarily due to interest expense incurred on the Company's Senior Notes; $52.5 million was outstanding during all of 1996 and an additional $22.5 million was outstanding for approximately nine months of 1996. The increase from 1996 to 1997 was primarily due to interest incurred on borrowings made under the Company's revolving line of credit during 1997 along with the full amount of Senior Notes being outstanding for all of 1997.

     Interest income was $329,000 in 1995,  $1,163,000 in 1996 and $1,055,000 in
1997. The increase from 1995 to 1996 was primarily attributable to interest earned on the investment of increased cash balances as a result of the proceeds from the Senior Notes. The decrease from 1996 to 1997 was primarily due to the fluctuation in cash balances available for investment.

     On August 11, 1997, Eagle completed an initial public offering in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle common stock or 17.9% of the outstanding shares of Eagle. The Company received net proceeds of $29,723,000 from its participation in the offering, resulting in a pre-tax gain, net of costs, of $18,449,000 from its sale of Eagle stock. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000, representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the offering. The Company's equity in earnings of Eagle was $146,000 for the period from August 11, 1997 to December 31, 1997.

     The Company entered into an agreement, which was effective July 1, 1997, to extinguish its volumetric production payment. The cost to acquire the production payment liability exceeded its book value. As a result of this transaction, the Company recorded a pre-tax loss of $4,133,000 in 1997.

     During a portion of 1996, the Company had a 50% ownership interest in Energy Research International ("ERI"), a holding company which wholly owns two marine seismic companies, Horizon Exploration Limited and Horizon Seismic Inc. The ownership interest in ERI was reduced to 19% in late 1996. During 1996, the Company recognized a net loss from its interest in ERI of $186,000. In May 1997, the Company contributed its 19% ownership interest in ERI to Eagle.

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

Liquidity and Capital Resources

     As a result of its sale of 1,880,000 shares of Eagle common stock on August 11, 1997, the Company received net proceeds of $29,723,000 which were used primarily to fund additions to the Company's seismic data library and oil and gas properties. As of December 31, 1997, the market value of the Company's remaining equity interest in Eagle was $19,760,000, based on 1,520,000 shares at the December 31, 1997 closing price of $13.00 per share as quoted by NASDAQ. These shares are subject to certain trading restrictions.

     Because Eagle is no longer consolidated in the Company's consolidated financial statements, the amount of the Company's term loans and capital lease obligations was reduced to $385,000 and $71,000, respectively, as of March 27, 1998. The Company also received repayment of debts owed directly to it by Eagle, plus advances, amounting to $2,094,000. At December 31, 1997 the Company owed $12,500,000 to this affiliate for seismic survey services.

     From July 1995 to April 1997, the Company and two of its wholly-owned subsidiaries obtained four separate three-year term loans totaling $1,077,000. Two of the loans bear interest at the rate of 8.413%, and two at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $34,000. The balance outstanding on the loans at March 27, 1998, was $385,000.

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

     The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock, par value $0.01 per share, and (iii) common stock, par value $.01 per share, or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective "shelf" registration statement filed with the Securities and Exchange Commission.

     On March 16, 1998, the Company increased its $50,000,000 unsecured revolving line of credit facility to $75,000,000. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on March 16, 2001. As of March 27, 1998, the balance outstanding on the revolving line of credit amounted to $18,000,000 bearing an interest rate of 6.44%.

     In June 1996, a wholly-owned subsidiary of the Company sold a volumetric production payment for $19 million to certain limited partnerships. During the third quarter of 1997, the subsidiary extinguished the remaining portion of its volumetric production payment at a cost of $13,352,000.

     During 1997 and 1996, the Company  received  $17,361,000  and  $11,182,000, respectively, from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with the option and warrant exercises in 1997 and 1996, the Company also received $5,657,000 and $3,204,000, respectively, in tax savings. From January 1, 1998, through March 27, 1998, the Company received $59,000 from the Company's 401(k) stock purchases.

     In February 1996, the Company called for the March 31, 1996 redemption of its 9% convertible subordinated debentures, thereby eliminating future interest and sinking fund payments. All remaining outstanding debentures converted to common stock.

     During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

     During 1997, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $89,073,000 and $50,597,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the sale of Eagle stock discussed above, proceeds received from the exercise of common stock purchase warrants and options combined with tax savings received on the exercise of the warrants and options and borrowings under the Company's revolving line of credit.

     Currently, the Company anticipates capital expenditures for 1998 to total approximately $167 million. Such expenditures include approximately $130 million for the creation of proprietary seismic data, and approximately $37 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit and project financing where applicable, should be sufficient to fund the 1998 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing during 1998; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new standard, companies will be required to report certain information about operating segments in consolidated statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

Year 2000

     The Company utilizes software and technologies throughout its operations that will be affected by the date change in the year 2000 ("Year 2000 Issue"). An assessment of the systems that will be affected by the Year 2000 Issue has been made. The Company does not believe the costs related to the Year 2000 Issue will materially impact its results of operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

Impact of Inflation and Changing Prices

     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of creating seismic data. The pricing of the Company's products and services is primarily a function of these factors. For these reasons, the Company does not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1997.

Information Regarding Forward Looking Statements

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on natural gas swaps designated as hedges of anticipated production are treated as deferred credits or charges and are included in other liabilities or other assets on the balance sheet. Net gains and losses on natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. The Company did not materially hedge natural gas prices in 1997. The Company continually reviews and may alter its hedged positions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 14(a) (1) and (2) below.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 1998 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report                              Page
     --------------------------------------                              ----
     (1)  Financial Statements:

          Report of Independent Public Accountants                        F-1
          Consolidated Balance Sheets as of December 31, 1997
             and 1996                                                     F-2
          Consolidated Statements of Operations for the
             years ended December 31, 1997, 1996, and 1995                F-4
          Consolidated Statements of Stockholders' Equity for
             the years ended December 31, 1997, 1996 and 1995             F-5
          Consolidated Statements of Cash Flows for the years
             ended December 31, 1997, 1996 and 1995                       F-6
          Notes to Consolidated Financial Statements                      F-8

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

          3.1 Certificate of Incorporation of the Company filed May 7, 1982 and Amendment to Certificate of Incorporation filed April 25, 1984
               (1)

          3.2  Amendment to  Certificate of  Incorporation  filed August 4, 1987
               (3)

          3.3  Amendment to Certificate of Incorporation  filed January 18, 1989
               (4)

          3.4  Amendment to Certificate of Incorporation filed July 13, 1989 (5)

          3.5  Amendment to  Certificate of  Incorporation  filed August 3, 1993
               (11)

          3.6  Amendment to  Certificate  of  Incorporation  filed  November 21,
               1997*

          3.7  By-Laws of the Company (1)

          3.8 Corporate Resolution reflecting an Amendment to the By-Laws of the Company adopted January 6, 1989 (3)

          3.9 Corporate Resolution reflecting an Amendment to the By-Laws of the Company adopted May 19, 1986 (5)

          4.1  Specimen of Common Stock Certificate (1)

          4.2 Form of Warrant Certificate granted to certain employees and one Director of the Company in December 1990 and expiring in December 2000 (8)

          4.3 Form of Promissory Note for Employee Stock Purchase dated July 21, 1992 (10)

          4.4 Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992 (10)

          4.5  Form of Pledge for Employee  Stock  Purchase  dated July 21, 1992
               (10)

     (3)  Exhibits, continued...

          4.6  Form of Warrant  Certificate granted under the 1994 Warrant Plans
               (14)

          4.7 Form of Warrant Certificate granted under the 1995 Warrant Reload Plan (17)

          4.8  Form  of  Executive  Warrant   Certificate   granted  to  certain
               employees of the Company in November 1997 and expiring in November 2002*

          4.9 Form of Bonus Warrant Certificate granted to an employee of the Company in November 1997 and expiring in November 2002*

          10.1 Incentive Stock Option Plan of the Company (1)

          10.2 Non-Qualified Stock Option Plan of the Company (1)

          10.3 1993 Incentive Stock Option Plan of the Company (11)

          10.4 Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan (16)

          10.5 Statement of Amendments effective November 29, 1995, to the Seitel, Inc. 1993 Incentive Stock Option Plan (19)

          10.6 Statement of Amendments effective April 22, 1996, to the Seitel, Inc. 1993 Incentive Stock Option Plan (19)

          10.7 Amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan effective December 31, 1996 (21)

          10.8 Amendment to Limit Options Granted to a Single Participant under the Seitel, Inc. 1993 Incentive Stock Option Plan*

          10.9 Amendment to Increase Number of Shares Available for Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan*

         10.10 Non-Employee Directors' Stock Option Plan of the Company (13)

         10.11 Amendment to the Seitel, Inc. Non-Employee Directors' Stock Option Plan effective December 31, 1996 (21)

         10.12 Seitel, Inc.  Non-Employee  Directors' Deferred Compensation Plan
               (19)

         10.13 Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan (20)

         10.14 Amendment to the Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan effective December 31, 1996 (21)

         10.15 Memorandum of Understanding between the Company and Triangle Geophysical Company dated as of June 7, 1984 (1)

         10.16 Lease Agreement by and between the Company and Commonwealth Computer Advisors, Inc. (2)

         10.17 The Company's 401(k) Plan adopted February 27, 1995 (14)

     (3)  Exhibits, continued...

         10.18 The Company's 401(k) Plan adopted January 1, 1998*

         10.19 Executive Services Agreement dated April 3, 1990 between the Company and Helm Resources, Inc. (7)

         10.20 Employment Agreement effective as of January 1, 1991 between the Company and Paul A. Frame, Jr. (9)

         10.21 Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Paul A. Frame, Jr.*

         10.22 Employment Agreement effective as of January 1, 1991 between the Company and Horace A. Calvert (9)

         10.23 Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Horace A. Calvert*

         10.24 Employment Agreement effective as of January 1, 1991 between the Company and Herbert M. Pearlman (9)

         10.25 Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Herbert M. Pearlman*

         10.26 Employment Agreement effective as of January 1, 1991 between the Company and David S. Lawi (9)

         10.27 Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and David S. Lawi*

         10.28 Employment Agreement effective as of January 1, 1993 between the Company and Debra D. Valice (12)

         10.29 Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Debra D. Valice*

         10.30 Joint Venture Agreement dated April 5, 1990 by and between Seitel Offshore Corp., a wholly-owned subsidiary of the Company, and Digicon Data Inc., a wholly-owned subsidiary of Digicon Geophysical Corp. (6)

         10.31 Loan and Security Agreement dated as of July 9, 1996, between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and NationsBanc Leasing Corporation of North Carolina (19)

         10.32 Assumption  and Consent  dated  December 31,  1996,  among Seitel
               Geophysical, Inc. (Company's wholly-owned subsidiary), Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), NationsBanc Leasing Corporation of North Carolina, and Seitel, Inc. (21)

         10.33 Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (19)

         10.34 First Amendment to Seitel, Inc. Revolving Credit Agreement dated as of August 30, 1996 among the Company and The First National Bank of Chicago (20) (3) Exhibits, continued...

         10.35 Second Amendment to Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (22)

         10.36 Ratable Note in the amount of $20,000,000 among Seitel, Inc. and Bank One, Texas, N.A. dated as of May 1, 1997 (22)

         10.37 Ratable Note in the amount of $30,000,000 among Seitel, Inc. and The First National Bank of Chicago dated as of May 1, 1997 (22)

         10.38 Third Amendment to Revolving Credit Agreement dated as of March 16, 1998 among Seitel, Inc. and The First National Bank of Chicago*

         10.39 Ratable Note in the amount of $40,000,000 among Seitel, Inc. and The First National Bank of Chicago dated March 16, 1998*

         10.40 Ratable Note in the amount of $35,000,000 among Seitel, Inc. and Bank One, Texas, N.A. dated as of March 16, 1998*

         10.41 Loan and Security Agreement dated as of February 6, 1997, between Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc., (Company's wholly-owned subsidiary), and NationsBanc Leasing Corporation of North Carolina (21)

         10.42 Incentive Compensation Agreement (10)

         10.43 Shareholder Value Bonus Agreement  effective as of March 18, 1994
               (13)

         10.44 Amendment to Shareholder Value Bonus Agreement effective as of March 18, 1994 (15)

         10.45 Seitel, Inc. 1995 Shareholder Value Incentive Bonus Plan (16)

         10.46 Terms Agreement dated July 28, 1994, between the Company and Bear, Stearns & Co., Inc. (13)

         10.47 Note Purchase Agreement dated as of December 28, 1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers (18)

          21.1 Subsidiaries of the Registrant *

          23.1 Consent of Arthur Andersen LLP *

          23.2 Consent of Miller and Lents, Ltd.*

          23.3 Consent of Forrest A. Garb & Associates, Inc.*

               ----------------------
               * Filed herewith

     (3)  Exhibits, continued...

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

          (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

          (9) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1991.

          (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

          (11) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1993.

          (12) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1993.

          (13) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.

          (14) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-89934 as filed with the Securities and Exchange Commission on March 2, 1995.

          (15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          (16) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.

          (17) Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-01271 as filed with the Securities and
               Exchange   Commission   on  February  28,  1996.

     (3)  Exhibits, continued...

          (18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          (19) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.

          (20) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1996.

          (21) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          (22) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.



(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997:
     --------------------------------------------------------------------

     NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th of March, 1998.

                                 SEITEL, INC.


                                  By: /s/Paul A. Frame
                                      ------------------------------------------
                                         Paul A. Frame
                                         President


                                  By: /s/Debra D. Valice
                                      ------------------------------------------
                                         Debra D. Valice
                                         Chief Financial Officer


                                  By: /s/Marcia H. Kendrick
                                      ------------------------------------------
                                         Marcia H. Kendrick
                                         Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

         Signature                   Title                         Date
         ---------                   -----                         ----

/s/  Herbert M. Pearlman        Chairman of the               March   30, 1998
--------------------------      Board of Directors
     Herbert M. Pearlman


/s/  Paul A. Frame              President and Chief           March   30, 1998
--------------------------      Executive Officer,
     Paul A. Frame              Director


/s/  Horace A. Calvert          Executive Vice President      March   30, 1998
--------------------------      and Chief Operating
     Horace A. Calvert          Officer, Director


/s/  Debra D. Valice            Senior Vice President-        March   30, 1998
--------------------------      Finance, Chief Financial
     Debra D. Valice            Officer, Secretary and
                                Treasurer, Director


/s/  David S. Lawi              Director                      March   30, 1998
--------------------------
     David S. Lawi


/s/  Walter M. Craig, Jr.       Director                      March   30, 1998
--------------------------
     Walter M. Craig, Jr.


/s/  William Lerner             Director                      March   30, 1998
--------------------------
     William Lerner


/s/  John Stieglitz             Director                      March   30, 1998
--------------------------
     John Stieglitz


/s/  Fred S. Zeidman            Director                      March   30, 1998
--------------------------
     Fred S. Zeidman

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Seitel, Inc.:

We have audited the accompanying consolidated balance sheets of Seitel, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                  /s/ ARTHUR ANDERSEN LLP


Houston, Texas
March 26, 1998


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)




                                                                                      December 31,
                                                                           ------------------------------------
                                                                              1997                    1996
                                                                           -----------             ------------
ASSETS

   Cash and equivalents                                                  $      4,881           $       3,340
   Receivables
     Trade, less allowance for doubtful accounts of $561 and $336
       at December 31, 1997 and 1996, respectively                             45,482                  52,509
     Notes and other, net of discount of $198 at
       December 31, 1996                                                        1,202                   6,618

   Data bank                                                                  373,920                 284,847
     Less:  Accumulated amortization                                         (192,984)               (157,849)
                                                                           ----------             -----------
       Net data bank                                                          180,936                 126,998

   Property and equipment, at cost:
     Oil and gas properties, full-cost method of accounting,
       including $39,436 and $30,709 not being amortized at
       December 31, 1997 and 1996, respectively                               146,642                  96,045
     Geophysical equipment                                                          -                  20,200
     Furniture, fixtures and other                                              5,442                   4,665
                                                                           ----------             -----------
                                                                              152,084                 120,910
     Less:  Accumulated depreciation, depletion and amortization              (36,820)                (20,316)
                                                                           ----------             -----------
       Net property and equipment                                             115,264                 100,594

   Investment in affiliates                                                    15,054                     914

   Prepaid expenses, deferred charges and other assets                          2,863                   3,706
                                                                           ----------             -----------

   TOTAL ASSETS                                                          $    365,682           $     294,679
                                                                           ==========             ===========














              The accompanying notes are an integral part of these
                       consolidated financial statements.


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- continued
(In thousands, except share and per share amounts)


                                                                                                    December 31,
                                                                                        ------------------------------------
                                                                                           1997                     1996
                                                                                        -----------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                                   $      22,423           $       15,189
   Accrued liabilities                                                                        5,330                    6,538
   Employee compensation payable                                                                261                    3,403
   Payable to affiliate                                                                      12,500                        -
   Income taxes payable                                                                       1,242                      302
   Debt
     Senior Notes                                                                            75,000                   75,000
     Line of credit                                                                          15,000                        -
     Term loans                                                                                 477                    9,025
   Obligations under capital leases                                                              89                    2,463
   Contingent payables                                                                          274                      274
   Deferred income taxes                                                                     18,050                    9,793
   Deferred revenue                                                                           7,763                   17,051
                                                                                        -----------             ------------
 TOTAL LIABILITIES                                                                          158,409                  139,038
                                                                                        -----------             ------------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized 5,000,000
     shares; none issued                                                                          -                        -
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding 22,548,408
     and 10,362,102 (pre-split) at December 31, 1997 and 1996, respectively                     225                      104
   Additional paid-in capital                                                               128,406                  105,544
   Retained earnings                                                                         82,742                   51,185
   Treasury stock, 175,818 and 409 (pre-split) shares at cost at
     December 31, 1997 and 1996, respectively                                                (2,977)                      (4)
   Notes receivable from officers and employees                                              (1,109)                  (1,205)
   Cumulative translation adjustment                                                            (14)                      17
                                                                                        -----------             ------------
TOTAL STOCKHOLDERS' EQUITY                                                                  207,273                  155,641
                                                                                        -----------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     365,682           $      294,679
                                                                                        ===========             ============











              The accompanying notes are an integral part of these
                       consolidated financial statements.


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                                      Year Ended December 31,
                                                                           -----------------------------------------------
                                                                              1997             1996               1995
                                                                           -----------      -----------        -----------

REVENUE                                                                  $     127,556    $     106,002      $      74,439

EXPENSES
   Depreciation, depletion and amortization                                     49,679           39,249             26,872
   Impairment of oil and gas properties                                          9,560                -                  -
   Cost of sales                                                                17,953           19,402             13,071
   Selling, general and administrative expenses                                 23,043           19,165             15,393
                                                                           -----------      -----------        -----------
                                                                               100,235           77,816             55,336
                                                                           -----------      -----------        -----------

INCOME FROM OPERATIONS                                                          27,321           28,186             19,103

Interest expense                                                                (4,609)          (4,063)            (3,407)
Interest income                                                                  1,055            1,163                329
Equity in earnings (loss) of affiliates                                            146             (186)                 -
Gain on sale of subsidiary stock                                                18,449                -                  -
Gain on increase in underlying equity of affiliate                              10,750                -                  -
Extinguishment of volumetric production payment                                 (4,133)               -                  -
                                                                           -----------      -----------        -----------


Income from continuing operations before provision for
   income taxes                                                                 48,979           25,100             16,025

Provision for income taxes                                                      17,422            8,863              5,898
                                                                           -----------      -----------        -----------
Income from continuing operations                                               31,557           16,237             10,127
Loss from discontinued operations, net of income tax
   benefit of $580 for 1996 and $703 for 1995                                        -             (988)            (1,196)
Loss on disposal of discontinued operations, net of
   income tax benefit of $148                                                        -                -               (252)
                                                                           -----------      -----------        -----------

NET INCOME                                                               $      31,557    $      15,249      $       8,679
                                                                           ===========      ===========        ===========

Earnings per share:
   Basic:
     Income from continuing operations                                   $        1.48    $         .83      $         .55
     Loss from discontinued operations                                               -             (.05)              (.07)
     Loss on disposal of discontinued operations                                     -                -               (.01)
                                                                           -----------      -----------        -----------
     Net income                                                          $        1.48    $         .78      $         .47
                                                                           ===========      ===========        ===========
   Diluted:
     Income from continuing operations                                   $        1.43    $         .79      $         .49
     Loss from discontinued operations                                               -             (.05)              (.06)
     Loss on disposal of discontinued operations                                     -                -               (.01)
                                                                           -----------      -----------        -----------
     Net income                                                          $        1.43    $         .74      $         .42
                                                                           ===========      ===========        ===========

Weighted average number of common and common equivalent shares:
   Basic                                                                        21,380           19,646             18,408
                                                                           ===========      ===========        ===========
   Diluted                                                                      22,050           20,660             20,976
                                                                           ===========      ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                          Notes
                                                                                                        Receivable
                                      Common Stock        Additional                Treasury Stock        from        Cumulative
                                 ----------------------    Paid-In      Retained  -------------------   Officers &    Translation
                                   Shares       Amount     Capital      Earnings  Shares     Amount     Employees     Adjustments
                                 -----------    -------    ---------    -------- --------    --------   ----------    ----------

Balance, December 31, 1994        8,825,619   $     88   $   75,611   $  27,257     (414)  $      (4) $    (1,551)  $       (72)
   Net proceeds from issuance
     of common stock                445,939          4        6,894           -        -           -            -             -
   Tax reduction from exercise
     of stock options                     -          -        1,900           -        -           -            -             -
   Conversions and exchanges
     of subordinated debentures     165,296          2        1,416           -        -           -            -             -
   Payments received on notes
     receivable from officers
     and employees                        -          -            -           -        -           -          156             -
   Foreign currency translation
     adjustment                           -          -            -           -        -           -            -            (2)
   Net income                             -          -            -       8,679        -           -            -             -
                                 -----------    -------    ---------    ------- ---------    --------   ----------    ----------
Balance, December 31, 1995        9,436,854         94       85,821      35,936     (414)         (4)      (1,395)          (74)
   Net proceeds from issuance
     of common stock                578,869          7       11,142           -        5           -            -             -
   Acquisition of equity
     interest in affiliate          132,075          1        3,499           -        -           -            -             -
   Tax reduction from exercise
     of stock options                     -          -        3,204           -        -           -            -             -
   Conversions and exchanges
     of subordinated debentures     214,304          2        1,878           -        -           -            -             -
   Payments received on notes
     receivable from
     officers and employees               -          -            -           -        -           -          190             -
   Foreign currency translation
     adjustment                           -          -            -           -        -           -            -            91
   Net income                             -          -            -      15,249        -           -            -             -
                                 -----------    -------    ---------    ------- ---------    --------   ----------    ----------
Balance, December 31, 1996       10,362,102  $     104   $  105,544   $  51,185     (409)  $      (4) $    (1,205)  $        17
   Net proceeds from issuance of
       common stock                 912,472          8       17,318           -                    -            -             -
   Two-for-one stock split       11,273,834        113         (113)          -     (409)          -            -             -
   Tax reduction from exercise
     of stock options                     -          -        5,657           -        -           -            -             -
   Treasury stock purchased               -          -            -           - (175,000)     (2,973)           -             -
   Payments received on notes
       receivable from
       officers and employees             -          -            -           -        -           -           96             -
   Foreign currency translation
       adjustment                         -          -            -           -        -           -            -           (31)
   Net income                             -          -            -      31,557        -           -            -             -
                                 ===========    =======    =========    ======= =========    ========   ==========    ==========
Balance, December 31, 1997       22,548,408   $    225   $  128,406   $  82,742 (175,818)  $  (2,977) $    (1,109)  $       (14)
                                 ===========    =======    =========    ======= =========    ========   ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1997            1996            1995
                                                                         ----------      ----------      ----------
Cash flows from operating activities:
  Cash received from customers                                        $     123,795    $     93,119    $     80,981
  Proceeds from volumetric production payment                                     -          19,000               -
  Cash paid to suppliers and employees                                      (41,652)        (40,066)        (38,563)
  Interest paid                                                              (4,584)         (4,148)         (4,551)
  Interest received                                                             955           1,181             320
  Income taxes paid                                                          (2,353)         (1,754)         (2,218)
                                                                         ----------      ----------      ----------
     Net cash provided by operating activities                               76,161          67,332          35,969
                                                                         ----------      ----------      ----------

Cash flows from investing activities:
  Cash invested in seismic data                                             (76,616)        (49,716)        (59,286)
  Cash invested in oil and gas properties                                   (55,480)        (48,429)        (21,737)
  Cash paid to acquire property and equipment                                (8,772)         (8,224)         (1,416)
  Cash from disposal of property and equipment                                   28              59               -
  Proceeds from sale of stock of subsidiary                                  29,723               -               -
  Costs related to sale of stock of subsidiary                               (5,435)              -               -
  Cash received from affiliate for advances                                   2,094               -               -
  Advances made to oil and gas joint venture partner                              -               -          (1,142)
  Collections on loans made                                                   5,415             327             108
  Loan made to unconsolidated affiliate                                           -          (2,000)              -
  Cost of investment made in unconsolidated affiliate                             -            (109)              -
                                                                         ----------      ----------      ----------
     Net cash used in investing activities                                 (109,043)       (108,092)        (83,473)
                                                                         ----------      ----------      ----------

Cash flows from financing activities:
  Borrowings under line of credit agreement                                  63,500               -          75,101
  Principal payments under line of credit
     agreement                                                              (48,500)              -         (80,186)
  Borrowings under term loans                                                 7,925           7,697             387
  Principal payments on term loans                                           (2,301)         (1,743)           (876)
  Principal payments under capital lease
     obligations                                                               (828)         (1,301)         (1,375)
  Proceeds from issuance of senior notes                                          -          22,500          52,500
  Proceeds from issuance of common stock                                     17,361          11,184           6,942
  Costs of debt and equity transactions                                         (35)           (860)           (202)
  Repurchase of common stock                                                 (2,735)              -               -
  Payments on notes receivable from officers
     and employees                                                               96             190             156
                                                                         ----------      ----------      ----------
     Net cash provided by financing activities                               34,483          37,667          52,447
                                                                         ----------      ----------      ----------

Effect of exchange rate changes                                                 (60)            (43)             (8)
                                                                         ----------      ----------      ----------

Net increase (decrease) in cash and equivalents                               1,541          (3,136)          4,935


Cash and equivalents at beginning of period                                   3,340           6,476           1,541
                                                                         ----------      ----------      ----------
Cash and equivalents at end of period                                 $       4,881    $      3,340    $      6,476
                                                                         ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-6


SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--continued
(In thousands)
                                                                                    Year Ended December 31,
                                                                         -------------------------------------------------
                                                                            1997               1996              1995
                                                                         ------------       ------------      ------------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                             $      31,557     $      15,249    $       8,679
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of subsidiary stock                                          (18,449)                -                -
   Gain on increase in underlying equity of affiliate                        (10,750)                -                -
   Extinguishment of volumetric production payment                             4,133                 -                -
   Loss from discontinued operations, net of tax                                   -               988            1,448
   Equity in loss (earnings) of affiliate                                       (146)              186                -
   Depreciation, depletion and amortization                                   62,293            40,229           27,663
   Deferred income tax provision                                               8,257             3,321            2,970
   Non-cash sales                                                                  -                 -           (1,534)
   Gain on sale of property and equipment                                        (16)              (40)               -
   Amortization of deferred revenue                                           (4,079)           (5,740)               -
   Increase in receivables                                                    (3,544)          (12,155)          (5,998)
   Increase in other assets                                                     (849)           (1,143)            (705)
   Discount on note receivable                                                  (198)              198                -
   Proceeds from volumetric production payment                                     -            19,000                -
   Increase in accounts payable and other liabilities                          7,952            10,996            3,722
                                                                         -----------       -----------      -----------
     Total adjustments                                                        44,604            55,840           27,566
                                                                         -----------       -----------      -----------

Net cash provided by (used in) operating activities of:
   Continuing operations                                               $      76,161     $      71,089    $      36,245
   Discontinued operations                                                         -            (3,757)            (276)
                                                                         -----------       -----------      -----------
Net cash provided by operating activities                              $      76,161     $      67,332    $      35,969
                                                                         ===========       ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: Seitel, Inc. (the "Company") is a leading provider of seismic data and corollary geophysical services to the petroleum industry and directly participates in exploration, development and ownership of natural gas and crude oil reserves. The majority of the Company's seismic surveys covers onshore and offshore the U.S. Gulf Coast region. The Company's oil and gas exploration, development and production activities are on properties located primarily onshore Texas and Louisiana, and also onshore Alabama, Mississippi and Arkansas.

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

     BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of Seitel, Inc., the accounts of its wholly-owned subsidiaries and the Company's pro rata share of its investments in joint ventures. Investments in less than majority owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the prior years' financial statements to conform to the current year's presentation.

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

     DATA BANK: Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of its ultimate revenues. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception for two-dimensional seismic data and within seven years of inception for three-dimensional data, and the final 10% is amortized on a straight-line basis over fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. Using these guidelines, the Company would expect the percentage of net data bank as of December 31, 1997 to be amortized to be 23%, 20%, 14%, 13%, 10%, and 20% for the years ending December 31, 1998, 1999, 2000,
2001, 2002 and all periods thereafter, respectively. On a periodic basis, the carrying value of seismic data is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.

         Net data bank at December 31, 1997 and 1996 was comprised of the following (in thousands):

                                               December 31,
                                          1997               1996
                                      -------------      -------------

2D data created by the Company      $       17,625     $       20,277
3D data created by the Company             151,247             96,100
Data purchased by the Company               12,064             10,621
                                      =============      =============
Net data bank                       $      180,936     $      126,998
                                      =============      =============

     PROPERTY AND EQUIPMENT: The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three years ended December 31, 1997, exploration and development related overhead costs of $1,431,000, $1,146,000 and $861,000, respectively, have been capitalized to oil and gas properties. For the three years ended December 31, 1997, interest costs of $2,105,000, $1,525,000 and $835,000, respectively, have been capitalized to oil and gas properties.

     Provisions for depreciation, depletion and amortization are calculated using the units-of-production method. Estimated future site restoration, dismantlement and abandonment costs, net of salvage values, are taken into consideration. Such costs are not currently expected to be material. Capitalized costs associated with the acquisition and evaluation of unproved properties and certain properties under development are not currently depleted. Depletion of the costs associated with these properties will commence when the properties or projects are evaluated.

     Capitalized costs are limited to the present value, discounted at 10 percent, of future net revenues from estimated proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unevaluated properties, adjusted for the effects of related income taxes. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization. Based on the Company's December 31, 1997 estimated proved reserves valued at March 18, 1998 market prices, the Company recorded a non-cash impairment of oil and gas properties of $9,560,000 ($6,160,000 net of taxes) in the fourth quarter of 1997.

     Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

     INCOME TAXES: The Company and all of its subsidiaries file a consolidated federal income tax return. The Company does not provide deferred taxes (benefit) on the undistributed earnings (loss) of its foreign subsidiaries, which amounted to $207,000, $445,000 and $(3,000) for the years ended December 31, 1997, 1996 and 1995, respectively, as such earnings are intended to be permanently reinvested in foreign operations.

     INCOME RECOGNITION: Revenue from seismic data licensing agreements is recognized when each seismic data program is available for use by the licensees, and is presented net of revenue shared with other entities. Revenue from the acquisition of seismic data for non-affiliated parties is recognized on the percentage-of-completion method based on the work effort completed compared with the total work effort estimated for the contract. These contracts generally provide that the customer accepts work completed throughout the performance period and owes the Company, based on pricing provisions, amounts for job completion, measured in terms of performance progress. Revenue received in advance of being earned is deferred until earned.

     COST OF SALES: Cost of sales consists of expenses associated with the acquisition of seismic data for non-affiliated parties, oil and gas production, and data resale support services. The cost of acquiring seismic data for non-affiliated parties includes all direct material and labor costs and indirect costs related to the acquisition such as supplies, tools, repairs and depreciation.

     FOREIGN CURRENCY TRANSLATION: For subsidiaries whose functional currency is deemed to be other than the U. S. dollar, asset and liability accounts are translated at year-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Translation adjustments are included as a separate component of shareholders' equity. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period.

     USE OF DERIVATIVES: The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on natural gas swaps designated as hedges of anticipated production are treated as deferred credits or charges and are included in other liabilities or other assets on the balance sheet. Net gains and losses on natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. In order for natural gas swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred. The estimated fair value of open commodity price hedges as of December 31, 1997 was a gain of $183,000 and as of December 31, 1996 was a loss of $408,000.

     In the statement of cash flows, cash receipts or payments related to financial instruments are classified consistent with the cash flows from the transaction being hedged.

     EARNINGS PER SHARE: The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires restatement of all comparative per share amounts. Under the provisions of SFAS No. 128, the presentation of primary earnings per share has been replaced with basic earnings per share, and fully diluted earnings per share presentations have been replaced with diluted earnings per share for potentially dilutive securities such as outstanding options, convertible debt and preferred stock. All prior period earnings per share data have been restated.

     Basic earnings per share are computed based on the weighted average shares of common stock outstanding. Earnings per share computations to reconcile basic and diluted income from continuing operations for the years 1997, 1996 and 1995 consist of the following (in thousands except per share amounts):

                                                                    Year Ended December 31,
                                                         -----------------------------------------------
                                                            1997              1996              1995
                                                         -----------       -----------       -----------

Income from continuing operations                      $     31,557      $     16,237      $     10,127
                                                         ===========       ===========       ===========

Basic weighted average shares                                21,380            19,646            18,408
Effect of dilutive securities: (1)<F1>
   Options and warrants                                         670               932             2,083
   Convertible subordinated debentures                            -                82               485
                                                         -----------       -----------       -----------
Diluted weighted average shares                              22,050            20,660            20,976
                                                         ===========       ===========       ===========
Per share income from continuing operations:
   Basic                                               $       1.48      $        .83      $        .55
   Diluted                                             $       1.43      $        .79      $        .49
-------------------

<F1>(1)   A weighted  average  year-to-date  number of options  and  warrants to purchase 1,007,000, 20,000 and 345,000 shares of common stock were outstanding during 1997, 1996 and 1995, respectively, but were not included in the computation of diluted per share income from continuing operations because their exercise prices were greater than the average market price of the common shares.

     STOCK-BASED COMPENSATION: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note G, "Stock Options and Warrants," for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock-Based Compensation" on the Company's results of operations in 1997, 1996 and 1995.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of December 31, 1997 and 1996, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes and the term loans approximates the carrying value of this debt as of December 31, 1997 and 1996. As of December 31, 1997, the market value of the Company's remaining equity interest in Eagle Geophysical, Inc. ("Eagle") was $19.8 million, based on 1,520,000 shares at the December closing price of $13.00 per share as quoted by NASDAQ.

     IMPAIRMENT OF LONG-LIVED ASSETS: Effective January 1, 1996, the Company adopted the requirements of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be realizable. There were no impairments recorded under SFAS No. 121 in 1997, 1996 or 1995.

     RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new standard, companies will be required to report certain information about operating segments in consolidated statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

NOTE B--INCOME TAXES

     The discussion of income taxes herein does not include the income tax effects of the discontinued operations explained in Note M of these consolidated financial statements.

     The provision (benefit) for income taxes for each of the three years ended December 31, 1997, are comprised of the following (in thousands):

                                  1997            1996           1995
                                ---------      ----------      ---------

  Current - Federal           $     8,709    $      5,214    $     2,753
          - State                     314             246            153
          - Foreign                   142              82             22
                                ---------      ----------      ---------
                                    9,165           5,542          2,928
                                ---------      ----------      ---------

  Deferred - Federal                8,256           3,321          3,001
           - State                      1               -            (31)
                               ----------      ----------      ---------
                                    8,257           3,321          2,970
                                ---------      ----------      ---------

  Tax provision - Federal          16,965           8,535          5,754
                - State               315             246            122
                - Foreign             142              82             22
                                ---------      ----------      =========
                              $    17,422    $      8,863    $     5,898
                                =========      ==========      =========

     The differences between the U.S. Federal income taxes computed at the statutory rate (35% for 1997, 34.7% for 1996 and 34.6% for 1995) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

                                                       1997          1996           1995
                                                     --------       -------       --------

  Statutory Federal income tax                     $   17,143     $   8,716     $    5,540
  State income tax, less Federal benefit                  206           162             79
  Other, net                                               73           (15)           279
                                                     --------       -------       --------
  Income tax expense                               $   17,422     $   8,863     $    5,898
                                                     ========       =======       ========

         The components of the net deferred income tax liability reflected in the Company's consolidated balance sheets at December 31, 1997 and 1996 were as follows (in thousands):

                                                                          Deferred Tax Assets
                                                                     (Liabilities) at December 31,
                                                                  -------------------------------------
                                                                     1997                     1996
                                                                  ----------               ----------

Alternative minimum tax credit carryforward                     $      3,541             $      1,506
Net operating loss carryforward                                            -                      997
Partnership earnings                                                     499                      215
Investment tax credits                                                    44                       44
Other                                                                  1,021                      553
                                                                  ----------               ----------
Total deferred tax assets                                              5,105                    3,315
Less:  Valuation allowance                                               (44)                     (44)
                                                                  ----------               ----------
  Deferred tax assets, net of
  valuation allowance                                                  5,061                    3,271
                                                                  ----------               ----------

Depreciation, depletion and amortization                             (23,111)                 (12,969)
Other                                                                      -                      (95)
                                                                  ----------
                                                                                           ----------
Total deferred tax liabilities                                       (23,111)                 (13,064)
                                                                  ----------               ----------

Net deferred tax liability                                      $    (18,050)            $     (9,793)
                                                                  ==========               ==========

     As of December 31, 1997, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $3,541,000 which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period.

     In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 1997, 1996 and 1995, the Company received $5,657,000, $3,204,000 and $1,900,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

NOTE C--DEBT

     The following is a summary of the Company's debt at December 31, 1997 and 1996 (in thousands):

                                                   December 31,
                                            ----------------------------
                                              1997              1996
                                            ----------        ----------

Senior notes                              $    75,000       $    75,000
Borrowings under line of credit                15,000                 -
Term loans                                        477             9,025
                                            ----------        ----------
                                          $    90,477       $    84,025
                                            ==========        ==========

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

     LINE OF CREDIT: The Company's $50 million unsecured revolving line of credit facility was increased to $75 million on March 16, 1998, and the maturity date was extended from July 22, 1999 to March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The average interest rate applicable to amounts outstanding under this facility was 7.1% during 1997.

     TERM LOANS: From 1995 to 1997, the Company and two of its wholly-owned subsidiaries obtained four separate three-year term loans totaling $1,077,000. Two of the loans bear interest at the rate of 8.413%, and two at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $34,000.

     Certain of the borrowings described above contain requirements as to the maintenance of minimum net worth and limitations on liens, total debt, debt issuance and disposition of assets.

     Aggregate maturities of the Company's debt over the next five years are as follows: $10,306,000 in 1998; $18,460,000 in 1999; $18,378,000 in 2000;
$25,000,000 in 2001; and $18,333,000 in 2002.

NOTE D--LEASE OBLIGATIONS

     Assets recorded under capital leases obligations of $81,000 and $2,836,000 at December 31, 1997 and 1996, respectively, are included in property and equipment.

     The Company leases office space under operating leases.  Rental expense for
1997,  1996  and  1995  was  approximately  $606,000,   $619,000  and  $571,000,
respectively.

     Future minimum lease payments for the five years subsequent to December 31, 1997 and in the aggregate are as follows (in thousands):

                                                  Capital           Operating
                                                   Leases             Leases
                                                -------------      ------------

1998                                         $            74     $         621
1999                                                      18               622
2000                                                       -               585
2001                                                       -               408
2002                                                       -               265
                                                -------------      ------------
Total minimum lease payments                              92     $       2,501
                                                                   ============
Less amount representing interest                         (3)
                                                -------------
Present value of net minimum
   lease payments                            $            89
                                                =============

     The Company subleases a portion of its principal corporate offices to Eagle Geophysical, Inc. ("Eagle"). Future minimum lease payment receivables under the sublease as of December 31, 1997 are as follows: $83,000 in 1998; $83,000 in 1999 and $56,000 in 2000.

NOTE E--VOLUMETRIC PRODUCTION PAYMENT

     In June 1996, the Company sold a volumetric production payment for $19 million to certain limited partnerships. Under the terms of the production payment agreements, the Company conveyed a mineral property interest of approximately 7.6 billion cubic feet of certain natural gas and approximately 363,000 barrels of other hydrocarbons to the purchasers. The Company retained responsibility for its working interest share of the cost of operations. The Company accounted for the proceeds received in the transaction as deferred revenue which was amortized into revenue and income as natural gas and other hydrocarbons were produced and delivered.

     The Company entered into an agreement to extinguish the remaining portion of its volumetric production payment which was effective July 1, 1997. The cost to acquire the production payment liability exceeded its book value. As a result of this transaction, the Company recorded a pre-tax loss of $4,133,000 in the accompanying consolidated statement of operations for the year ended December 31, 1997.

NOTE F--CONTINGENCIES AND COMMITMENTS

     At both December 31, 1997 and 1996, $274,000 of charges for seismic surveys which are payable to joint venture partners only from the collection of sales proceeds from those seismic surveys are included in contingent payables.

     On  January  27,  1995,  the  Company's  Board  of  Directors   approved  a
shareholder value incentive bonus under which a cash bonus aggregating $4,000,000 would be paid to all salaried employees if the market price of the Company's stock reaches $30 per share on or before April 30, 1998, and maintains that price for at least 90 consecutive days. This bonus would be shared by all salaried employees on a basis proportionate to their respective compensation ranking in the Company, and it would vest and be paid out in escalating quarterly installments over a three-year period, subject to continued employment with the Company. As of March 26, 1998, the market price of the Company's common stock was $15.625 per share.

     The Company has employment agreements with certain of its key employees and other incentive compensation arrangements that commit it to commissions based on revenue, bonuses based on pre-tax profits, and other amounts based on seismic data program profitability. Part III of the Company's Form 10-K contains a more complete discussion of these contractual obligations.

NOTE G--STOCK OPTIONS AND WARRANTS

     On July 7, 1984, the Company's Board of Directors adopted an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan. As of December 31, 1997, 231,200 shares have been reserved for issuance under the Incentive Stock Option Plan and 541,800 shares have been reserved under the Non-Qualified Stock Option Plan, of which all options have been issued under both original plans. On July 28, 1993, the Company's Board of Directors adopted the 1993 Incentive Stock Option Plan and on July 18, 1995, July 25, 1996 and November 20, 1997, approved amendments to that plan to increase the total number of shares issuable under the option plan to 4,000,000. As of December 31, 1997, 2,969,058 options have been issued under the plan. As of December 31, 1997, all options issued under these plans have been issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and are exercisable under the terms of the respective option agreements. On June 17, 1994, the Company's Board of Directors adopted the Non-Employee Directors Stock Option Plan which reserves 150,000 shares for issuance. As of December 31, 1997, 74,000 options have been issued at the market price of the Company's common stock as of the date of issuance, have a term of five years and are exercisable under the terms of the respective option agreements. The following summarizes information with regard to the stock option plans for the years ended December 31, 1997, 1996 and 1995 (shares in thousands):

                                                       1997                      1996                       1995
                                              ------------------------   -----------------------   ------------------------
                                                            Weighted                  Weighted                   Weighted
                                                            Average                    Average                    Average
                                                            Exercise                  Exercise                   Exercise
                                              Shares         Price       Shares         Price       Shares         Price
                                              -------      -----------   -------      ----------   --------      ----------

   Outstanding at beginning of year             1,554    $      12.06      1,280    $      9.90         712    $      6.13
        Granted                                 1,325           20.03        612          14.67         674          12.96
        Exercised                                (256)          11.14       (244)          7.08        (104)          4.08
        Forfeited                                   -               -        (94)         12.56          (2)          5.66
                                              -------                    -------                   --------
   Outstanding at end of year                   2,623           16.18      1,554          12.06       1,280           9.90
                                              =======                    =======                   ========

   Options exercisable at end of year           1,732                        544                        372
                                              =======                    =======                   ========

         The following table summarizes information for the options outstanding at December 31, 1997 (shares in thousands):

                                               Options Outstanding                      Options Exercisable
                                  ----------------------------------------------   ------------------------------
                                   Number of       Weighted           Weighted      Number of          Weighted
                                    Options         Average           Average        Options           Average
                                  Outstanding     Contractual         Exercise     Exercisable         Exercise
Range of Exercise Prices          at 12/31/97       Life in            Price       at 12/31/97          Price
                                                     Years
-------------------------------   ------------    ------------       -----------   ------------       -----------

$   2.78-    $  7.00                      189        4.26          $       3.61            189      $       3.61
$   7.01-    $ 11.00                       45        6.30                 10.09             45             10.09
$  11.01-    $ 15.00                      786        8.00                 12.77            421             12.75
$  15.01-    $ 19.00                      410        7.51                 17.11            207             16.81
$  19.01-    $ 21.50                    1,193        5.76                 20.32            870             20.30
                                  ------------                                     ------------
$   2.78-    $ 21.50                    2,623                             16.18          1,732             15.96
                                  ============                                     ============

     During 1997,  1996 and 1995,  the Company  granted  2,119,408,  524,282 and
614,288 warrants, respectively, with a weighted average fair value on the date of grant of $9.58, $8.69 and $7.52, respectively.

During 1997, the Company cancelled 460,160 warrants granted during 1997 and 274,262 warrants granted during 1996 and reissued the same number of options under the same terms as the original grant. At December 31, 1997, outstanding warrants to purchase the Company's common stock were as follows (shares in thousands):

                         Number of           Range of            Year of
                           Shares         Exercise Prices       Expiration
                        -------------   --------------------   -------------

Issued to employees          701           $12.00 - 24.94              1999
Issued to employees          574             6.53 - 20.59              2000
Issued to employees          104            13.56 - 24.97              2001
Issued to employees        1,498             2.69 - 21.44              2002
Issued to employees           43            21.28 - 22.53              2004
Issued to employees           50            24.28 - 24.91              2005
Issued to employees           64            21.28 - 25.31              2006
Issued to an employee          2                21.84                  2007

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. APB No. Opinion 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                             1997             1996             1995
                                                          -----------      -----------       ----------

Net income                              As reported     $     31,557     $     15,249      $     8,679
                                          Pro forma     $     17,039     $     10,050      $     5,631

Basic earnings per share                As reported     $       1.48     $        .78      $       .47
                                          Pro forma     $        .80     $        .51      $       .31

Diluted earnings per share              As reported     $       1.43     $        .74      $       .42
                                          Pro forma     $        .78     $        .49      $       .28

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995, respectively: (1) risk-free interest rates ranging from 5.79% to 6.79%, 5.9% to 7.03% and 5.54% to 7.02%; (2) dividend yield of 0%, 0%
and 0%; (3) stock price volatility ranging from 37.23% to 45.77%, 46.49% to 62.62% and 47.18% to 65.06%; and (4) expected option lives ranging from 1.67 to 10 years, 5 to 10 years and 2.8 to 10 years. The weighted-average fair value of options granted during 1997, 1996 and 1995 was $9.98, $11.20 and $9.66 per option, respectively, for options granted at fair market value and $10.15 and $9.43 per option for options granted above fair market value in 1997 and 1995, respectively. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

     On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors fees in a deferred cash account or as deferred shares. As of December 31, 1997, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 1,643 deferred shares in their accounts which will begin to be distributed in January 1998 in five equal annual installments.

NOTE H--COMMON STOCK

     On November 20, 1997, the shareholders of the Company approved an increase in the Company's authorized common stock to 50,000,000 shares to facilitate a two-for-one stock split, effected in the form of a 100% stock dividend, which was approved by the Board of Directors on October 7, 1997. The two-for-one stock split was paid in the form of a stock dividend to shareholders of record as of December 3, 1997. All numbers of shares and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to the two-for-one stock split except where noted.

     In December 1997, the Company's Board of Directors approved the expenditure of up to $25 million to repurchase the Company's common stock. During December 1997, the Company repurchased 175,000 shares of common stock at a cost of $2,973,000.

     The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock, par value $0.01 per share, and (iii) common stock, par value $.01 per share, or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission.

     On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for purchases of the Company's common stock at the then market price of $2.69 per share. The Company recorded related compensation expense due to the below market interest rate on these loans of $43,000, $48,000 and $56,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Payments of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. During 1997, 1996 and 1995, the Company received $96,000, $190,000 and $156,000 respectively, as principal payments on these notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE I--PREFERRED STOCK

     The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 1997, no preferred stock had been issued.

NOTE J--ACCOUNTING FOR SALES OF STOCK BY SUBSIDIARY COMPANIES

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

     On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle, completed an initial public offering ("Offering") in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. As a result of the Offering, the Company now owns 1,520,000 shares of Eagle common stock, or 17.9% of the outstanding shares of Eagle. The Company received net proceeds of $29,723,000 from its participation in the Offering, resulting in a pre-tax gain, net of costs, on the sale of Eagle common stock of $18,449,000. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the Offering.

NOTE K--RELATED PARTY TRANSACTIONS

     The Company owed Eagle and its subsidiaries $12,500,000 at December 31, 1997 for seismic data acquisition services provided to the Company and its subsidiaries subsequent to the Offering date. The Company incurred charges of $22,200,000 for these services from the period August 11, 1997 through December 31, 1997. Costs incurred from these services were based on agreed upon contractual amounts and terms similar to contracts with third party contractors.

     The Company and Eagle entered into a Master Separation Agreement ("the Agreement") for the purpose of defining their continuing relationship after the Offering. The Agreement provides for the Company and Eagle to enter into a Sublease, a Registration Rights Agreement and a Tax Indemnity Agreement. Under the Agreement, the Company and Eagle have indemnified each other with respect to liabilities arising in connection with the operations of their respective businesses prior to and after the date of consummation of the Offering including liabilities under the Securities Act with respect to the Offering. The Sublease between the Company and Eagle provides for the Company to sublease a portion of its principal corporate offices to Eagle for a term of three years beginning August 1997 at an annual rent of approximately $83,000. The Sublease also provides for Eagle to utilize certain shared office equipment, such as phone systems and central computer systems, for an additional charge. Pursuant to the Registration Rights Agreement, Eagle has agreed to register the offer and sale by the Company on a delayed and continuous basis from time to time of the shares of common stock owned by the Company after the Offering at the expense of Eagle. The Company and Eagle have entered into a Tax Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for periods before and after the Offering. Pursuant to the Tax Indemnity Agreement, Eagle is required to pay the Company (to the extent not already paid) its share of federal income taxes prior to the date of consummation of the Offering, and is responsible for federal income taxes from its operations on and after the date of the Offering. Any subsequent refunds, additional taxes or penalties or other adjustments relating to Eagle's federal income taxes for periods prior to the date of consummation of the Offering shall be for the benefit of or be borne by the Company. Similar provisions apply under the Tax Indemnity Agreement to other taxes, such as state and local taxes.

     The Company owed Helm Resources, Inc. and its subsidiaries ("Helm"), a company that has three executive officers who are directors of the Company, $76,000 and $23,000 as of December 31, 1997 and 1996, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $76,000, $80,000 and $78,000 for these general and administrative expenses during 1997, 1996 and 1995, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

     Certain  employees  and  directors  of  the  Company  contributed  cash  to partnerships in 1994 through 1997 which invest in the exploration and development of oil and gas properties on a working interest basis along with DDD Energy, Inc. Each partnership's working interest amounts to 2.5% of the total investment made by such partnership and DDD Energy, Inc. for the partnership formed in 1997, 3% for the partnership formed in 1996 and 5% for the partnerships formed in 1995 and 1994. Each partnership invests in projects and prospects undertaken by DDD Energy, Inc. in the year such partnership is formed and all subsequent development of those projects and prospects. The terms of each partnership require the participants to contribute their share of required capital contributions at the beginning of the year and any future cash calls, as required. All transactions between the partnerships and DDD Energy, Inc. are at arm's-length.

NOTE L--MAJOR CUSTOMERS

     No customers accounted for 10% or more of revenues during the years 1997, 1996 or 1995.

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

     The loss from discontinued operations amounted to $988,000 and $1,196,000 for the years ended December 31, 1996 and 1995, net of an income tax benefit of $580,000 for 1996 and $703,000 for 1995. At December 31, 1995, the Company had
fixed price gas sales contracts which were generally below the estimated market price at which the Company could purchase gas supply and transportation. Then current market pricing models were used to estimate the market price at which the Company could purchase gas supply and transportation in the future. Such models were used to estimate the loss related to future contractual commitments at December 31, 1995. During the first seven months of 1996, the Company continued to deliver gas to customers under its existing contracts. Effective August 1, 1996, the gas marketing operations were disposed of. As a result of changes in market prices to purchase gas supply, an additional $988,000 was recognized as a loss from discontinued operations in 1996. Such loss represented the final charge related to the discontinued operations. The loss on disposal of discontinued operations recorded as of December 31, 1995, was $252,000, net of an income tax benefit of $148,000, and included costs such as severance benefits and estimated personnel costs to continue to honor the Company's obligations until the gas marketing contracts were transferred or terminated.

     Revenue from the discontinued operations was $13,116,000 for the year ended December 31, 1995. No assets or liabilities relating to the discontinued operations remained at December 31, 1997.

Note N--STATEMENT OF CASH FLOW INFORMATION

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

     Significant non-cash investing and financing activities are as follows:

     1. During 1997, the Company recorded an increase in the underlying equity of Eagle of $13,031,000, before costs, as a result of Eagle's issuance of stock in connection with their offering.

     2. During 1996 and 1995, the Company issued 428,608 and 330,592, respectively, shares of its common stock upon the conversion and exchange of $1,989,000 and $1,534,000, respectively, of its 9%
          convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 and $98,000 during 1996 and 1995, respectively, have been charged to additional paid-in capital.

     3. During 1996, the Company issued 264,150 shares of its common stock in exchange for a 50% equity interest in a marine seismic company.

     4. During 1996, the Company redeemed a portion of its equity interest in a marine seismic company in exchange for a note totaling $2,680,000.

     5. During 1995, the Company licensed seismic data valued at $1,534,000, in exchange for the purchase of property and equipment and seismic data for its library.

     6. During 1997, 1996 and 1995, capital lease obligations totaling $374,000, $41,000 and $10,000, respectively, were incurred when the Company entered into leases for property and equipment.

     7. During 1995, the Company acquired $330,000 of property and equipment by incurring a directly related term loan.

Note O--INDUSTRY SEGMENTS

     Financial information by industry segment for the three years ended December 31, 1997, was as follows (in thousands):

                                                      Exploration            Corporate
                                                          and                   and            Consolidating
                                   Seismic            Production               Other           Eliminations          Consolidated
                                ------------         ------------          -------------       -----------          -------------
1997
----
Unaffiliated revenue          $      101,876        $      25,680        $             -     $           -         $      127,556
Intersegment revenue (a)<F1>           5,166                    -                      -            (5,166)                     -
                                ------------         ------------          -------------       -----------          -------------
  Total revenue               $      107,042        $      25,680        $             -     $      (5,166)        $      127,556
                                ============         ============          =============       ===========          =============

Depreciation, depletion
  and amortization            $       36,146        $      22,226(b)<F2> $           867     $           -         $       59,239
                                ============         ============          =============       ===========          =============

Operating income (loss)       $       40,846        $      (4,309)       $        (8,255)    $        (961)        $       27,321
Interest expense, net                      -                    -                 (3,554)                -                 (3,554)
Equity in earnings
  of affiliate                           146                    -                      -                 -                    146
Gain on sale of
  subsidiary stock                    18,449                    -                      -                 -                 18,449
Gain on increase in
  underlying equity
  of affiliate                        10,750                    -                      -                 -                 10,750
Extinguishment of
  volumetric production
  payment                                  -               (4,133)                     -                 -                 (4,133)
                                ------------         ------------          -------------       -----------          -------------
Income from continuing
  operations before
  income taxes                $       70,191        $      (8,442)       $       (11,809)    $        (961)        $       48,979
                                ============         ============          =============       ===========          =============

Identifiable assets           $      218,396        $     120,023        $        32,429     $      (5,166)        $      365,682
                                ============         ============          =============       ===========          =============

Capital expenditures          $       97,950(c)<F3> $      64,418        $           247     $           -         $      162,615
                                ============         ============          =============       ===========          =============

1996
----
Unaffiliated revenue          $       87,747        $      18,255        $             -     $           -         $      106,002
Intersegment revenue (a)              13,396                    -                      -           (13,396)                     -
                                ------------         ------------          -------------       -----------          -------------
  Total revenue               $      101,143        $      18,255        $             -     $     (13,396)        $      106,002
                                ============         ============          =============       ===========          =============

Depreciation, depletion
  and amortization            $       31,428        $       7,212        $           609     $           -         $       39,249
                                ============         ============          =============       ===========          =============

Operating income (loss)       $       32,237        $       5,984        $        (7,435)    $      (2,786)        $       28,000
Interest expense, net                      -                    -                 (2,900)                -                 (2,900)
                                ------------         ------------          -------------       -----------          -------------
Income from continuing
  operations before
  income taxes                $       32,237        $       5,984        $       (10,335)    $      (2,786)        $       25,100
                                ============         ============          =============       ===========          =============

Identifiable assets           $      201,379        $      93,521        $        13,175     $     (13,396)        $      294,679
                                ============         ============          =============       ===========          =============

Capital expenditures          $       59,886        $      51,428        $           120     $           -         $      111,434
                                ============         ============          =============       ===========          =============












                                                     Exploration              Corporate
                                                         and                     and          Consolidating
                                  Seismic            Production                 Other         Eliminations           Consolidated
                               -------------        -------------           ------------      ------------          -------------
1995
Unaffiliated revenue          $       69,598       $        4,806         $           35     $           -         $       74,439
Intersegment revenue (a)<F1>          10,877                    -                      -           (10,877)                     -
                               -------------        -------------           ------------      ------------          -------------
  Total revenue               $       80,475       $        4,806         $           35     $     (10,877)        $       74,439
                               =============        =============           ============      ============          =============

Depreciation, depletion
  and amortization            $       24,384       $        1,625         $          863     $           -         $       26,872
                               =============        =============           ============      ============          =============

Operating income (loss)       $       25,465       $          838         $       (4,840)   $      (2,360 )        $       19,103
Interest expense, net                      -                    -                 (3,078)                -                 (3,078)
                               -------------        -------------           ------------      ------------          -------------
Income from continuing
  operations before
  income taxes                $       25,465       $          838         $       (7,918)    $      (2,360)        $       16,025
                               =============        =============           ============      ============          =============

Identifiable assets           $      164,886       $       46,092         $        9,466     $     (10,877)        $      209,567
                               =============        =============           ============      ============          =============

Capital expenditures          $       34,137       $       23,075         $          985     $           -         $       58,197
                               =============        =============           ============      ============          =============


<F1>     (a)  Intersegment  sales  are  made  at  prices  comparable  to  those received from unaffiliated customers.

<F2>     (b)  Includes a non-cash impairment of oil and gas properties totaling
              $9,560,000.

<F3>     (c)  Includes capital expenditures for geophysical  equipment totaling
              $8,478,000.

                                      F-22

Note P--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                                                      Quarter Ended
                                                               -------------------------------------------------------------
(In thousands, except per share amounts)                       March 31         June 30          Sept. 30         Dec. 31
                                                               ----------      -----------      -----------      -----------

1997
----
Revenue                                                      $    27,219     $     34,673     $     30,793     $     34,871
Gross profit(1)<F1>                                               12,682           16,338           15,166            6,000
Provision for income taxes                                         2,228            3,040           12,002              152
Net income                                                         4,084            5,404           21,696              373
Earnings per share:(2)<F2> (3)<F3>
   Basic                                                             .20              .26             1.00              .02
   Diluted                                                           .19              .25              .98              .02

1996
----
Revenue                                                      $    20,266     $     27,180     $     30,307     $     28,249
Gross profit(1)<F1>                                                9,266           12,987           14,022           12,636
Provision for income taxes                                         1,799            2,441            2,836            1,787
Income from continuing operations                                  3,064            4,156            4,829            4,188
Net income                                                         3,064            3,168            4,829            4,188
Earnings per share:(2)<F2> (3)<F3>
 - Basic:
     Income from continuing operations                               .16              .21              .24              .21
     Loss from discontinued operations                                 -             (.05)               -                -
     Net income                                                      .16              .16              .24              .21
 - Diluted:
     Income from continuing operations                               .14              .20              .22              .19
     Loss from discontinued operations                                 -             (.05)               -                -
     Net income                                                      .14              .15              .22              .19

<F1> (1)  Gross profit represents revenue less data bank amortization, depletion of oil and gas properties, impairment of oil and gas properties and cost of sales.

<F2> (2)  Earnings  per share for all periods  presented  have been  restated to reflect the adoption of SFAS No. 128, "Earnings Per Share," and the effects of the two-for-one stock split in December 1997 discussed in Note H.

<F3> (3)  The sum of the individual  quarterly earnings (loss) per share may not agree with the year to date earnings (loss) per share as each period's computation is based on the weighted average number of common shares outstanding during the period.


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

     The following table sets forth estimates of proved reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas attributable to the Company's interest in oil and gas properties. The reserve estimates presented herein were prepared by the independent petroleum engineering firms of Miller and Lents, Ltd. and Forrest A. Garb & Associates, Inc. at December 31, 1997 and Miller and Lents, Ltd. at December 31, 1996, and by Forrest A. Garb & Associates, Inc. at December 31, 1995. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

                                                                  Oil              Gas
                                                                 (Mbbl)           (MMcf)
                                                              -------------   -------------
Proved reserves at December 31, 1994                                 1,474          15,377
   Revisions of previous estimates                                    (964)         (9,075)
   Purchases of reserves in place                                      782           1,851
   Extensions and discoveries                                          413           7,028
   Production                                                         (193)         (1,170)
                                                              ------------   -------------
Proved reserves at December 31, 1995                                 1,512          14,011
   Revisions of previous estimates                                     249           1,966
   Purchases of reserves in place                                       68           7,896
   Extensions and discoveries                                        1,107          10,322
   Sale of volumetric production payment                              (363)         (7,626)
   Production                                                         (279)         (2,808)
                                                              ------------   -------------
Proved reserves at December 31, 1996                                 2,294          23,761
   Revisions of previous estimates                                    (500)         (3,863)
   Repurchase of volumetric production payment                          98           3,736
   Extensions and discoveries                                        1,110          28,491
   Production                                                         (364)         (5,131)
                                                              ------------   -------------
Proved reserves at December 31, 1997                                 2,638          46,994
                                                              ============   =============

Proved developed reserves -
   December 31, 1994                                                   487           7,315
                                                              ============   =============
   December 31, 1995                                                 1,178          10,219
                                                              ============   =============
   December 31, 1996                                                   902          11,563
                                                              ============   =============
   December 31, 1997                                                 1,744          18,483
                                                              ============   =============

     In addition to the proved reserves disclosed above, the Company owned proved sulfur reserves of 174,000 long tons, 197,000 long tons and 239,000 long tons at December 31, 1997, 1996 and 1995, respectively. In addition to the production indicated above, in 1997 and 1996 the Company delivered 56,000 and 84,000 barrels, respectively, and 1,795 and 2,094 million cubic feet, respectively, under the terms of a volumetric production payment agreement.

     CAPITALIZED COSTS OF OIL AND GAS PROPERTIES: As of December 31, 1997 and 1996, the Company's capitalized costs of oil and gas properties were as follows (in thousands):

                                                      December 31,
                                              -------------------------
                                                1997            1996
                                              ---------      ----------

Unevaluated properties                      $    39,436    $     30,709
Evaluated properties                            107,206          65,336
                                              ---------      ----------
Total capitalized costs                         146,642          96,045
Less:  Accumulated depreciation,
  depletion and amortization                    (33,727)         (9,473)
                                              ---------      ----------
Net capitalized costs                       $   112,915    $     86,572
                                              =========      ==========

     Of the total costs excluded from the amortization calculation as of December 31, 1997, $18,014,000 was incurred during 1997, $12,937,000 was incurred during 1996, $5,130,000 was incurred during 1995, and $3,355,000 was incurred during 1994. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated in the next three to five years.

     COSTS INCURRED IN OIL AND GAS ACTIVITIES: The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                        1997             1996           1995
                                     ------------      ----------     ----------
Acquisition of properties:
  Evaluated                        $      13,813     $    23,090    $     3,643
  Unevaluated                             10,857           7,000          5,549
Exploration costs                         26,961          17,358         11,963
Development costs                         12,318           3,913          1,505
                                     ------------      ----------     ----------
Total costs incurred               $      63,949     $    51,361    $    22,660
                                     ============      ==========     ==========

         RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES: The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                        1997            1996          1995
                                     -----------      --------      ---------
Revenue                            $      25,282    $   17,921    $     4,482
Production costs                          (5,155)       (3,124)        (1,553)
Depreciation, depletion and
     amortization                        (12,666)       (7,212)        (1,625)
Impairment of oil and gas
     properties                           (9,560)            -              -
                                     -----------      --------      ---------
Income (loss) before income
     taxes                                (2,099)        7,585          1,304
Income tax benefit (expense)                 735        (2,655)          (456)
                                     -----------      --------      ---------
Results of operations              $      (1,364)   $    4,930    $       848
                                     ===========      ========      =========

     In addition to the revenues and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $398,000 and $13,000 respectively, for the year ended December 31, 1997, $334,000 and $10,000, respectively, for the year ended December 31, 1996 and $324,000 and $19,000, respectively, for the year ended December 31, 1995.

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

     Management does not rely upon the following information in making investment and operating decisions. The Company, along with its partners, bases such decisions upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

                                                                                                  December 31,
                                                                                                 (in thousands)
                                                                                   -----------------------------------------
                                                                                      1997            1996           1995
                                                                                   ----------      ----------      ---------
     Future gross revenue                                                        $    162,762    $    127,905    $    43,724
     Future production costs                                                          (21,417)        (21,913)        (8,951)
     Future development costs                                                         (21,659)        (10,101)        (3,393)
     Future income taxes                                                              (27,453)        (26,524)        (9,266)
                                                                                   ----------      ----------      ---------
     Future net cash flows                                                             92,233          69,367         22,114

     10 percent annual discount for estimated timing of cash flows                    (27,636)        (17,277)        (6,056)
                                                                                   ----------      ----------      ---------

     Standardized measure of discounted future net cash flows                    $     64,597    $     52,090    $    16,058
                                                                                   ==========      ==========      =========

     The above table excludes future net cash flows before income taxes of $3,187,000, $3,495,000 and $5,061,000, and discounted future net cash flows before income taxes of $2,350,000, $2,427,000 and $3,926,000, as of December 31,
1997, 1996 and 1995, respectively, related to proved sulfur reserves.

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995 (in thousands):


                                                                             1997              1996             1995
                                                                          ----------        ----------        ---------
Standardized measure, beginning of year                                 $     52,090      $     16,058      $    10,830
Extensions and discoveries, net of related costs                              45,193            26,690           13,714
Sales of oil and gas produced, net of production costs                       (16,035)           (9,057)          (2,929)
Net changes in prices and production costs                                   (28,384)           24,561               77
Change in future development costs                                            (2,650)             (355)           4,010
Development costs incurred during the period that reduced
   future development costs                                                    7,802             2,042              421
Revision of previous quantity estimates                                       (8,927)            3,077          (12,192)
Repurchase of volumetric production payment                                    8,319                 -                -
Purchases of reserves in place                                                     -            18,309            5,583
Sale of volumetric production payment                                              -           (17,763)               -
Accretion of discount                                                          7,276             2,532            1,525
Net change in income taxes                                                     1,988           (11,406)          (2,583)
Change in production rates and other                                          (2,075)           (2,598)          (2,398)
                                                                          ----------        ----------       ----------
Standardized measure, end of year                                       $     64,597      $     52,090      $    16,058
                                                                          ==========        ==========       ==========

                           EXHIBIT
                            INDEX
-------- --------------------------------------------------------   ---------

Exhibit  Title                                                        Page
                                                                     Number
-------- --------------------------------------------------------   ---------

3.6      Amendment to Certificate of Incorporation                     52
         filed November 21, 1997

4.8      Form of Executive Warrant  Certificate granted                54
         to certain employees of the Company in
         November 1997 and expiring in November 2002

4.9      Form of Bonus Warrant  Certificate  granted to                66
         an employee of the Company in November
         1997 and expiring in November 2002

10.8     Amendment to Limit Options  Granted to a Single               77
         Participant  under the Seitel,  Inc.
         1993 Incentive Stock Option Plan

10.9     Amendment  to Increase  Number of Shares                      79
         Available for Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan

10.18    The Company's 401(k) Plan adopted January 1, 1998             81

10.21    Amendment to Employment  Agreement  dated effective          110
         as of January 1, 1998 between the
         Company and Paul A. Frame, Jr.

10.23    Amendment to Employment  Agreement  dated effective          114
         as of January 1, 1998 between the
         Company and Horace A. Calvert

10.25    Amendment to Employment  Agreement  dated effective          118
         as of January 1, 1998 between the
         Company and Herbert M. Pearlman

10.27    Amendment to Employment  Agreement  dated effective          122
         as of January 1, 1998 between the
         Company and David S. Lawi

10.29    Amendment to Employment  Agreement  dated effective          126
         as of January 1, 1998 between the
         Company and Debra D. Valice

10.38    Third  Amendment  to  Revolving  Credit                      129
         Agreement dated as of March 16, 1998 among Seitel, Inc. and The First National Bank of Chicago

10.39    Ratable Note in the amount of $40,000,000                    139
         among Seitel,  Inc. and The First National
         Bank of Chicago dated March 16, 1998

10.40    Ratable Note in the amount of  $35,000,000                   141
         among Seitel,  Inc. and Bank One,  Texas,
         N.A. dated as of March 16, 1998

21.1     Subsidiaries of the Registrant                               143

23.1     Consent of Arthur Andersen LLP                               145

23.2     Consent of Miller and Lents, Ltd.                            147

23.3     Consent of Forrest A. Garb & Associates, Inc.                149