Form 10-K/A
period 1997-12-31
SEITEL INC
filed 1998-04-29
CIK 750813

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                Amendment No. 1

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

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company and their ages (as of April 1, 1998) and positions with the Company are as follows:

Name                    Age    Position(s) with the Company      Director Since
---------------------  -----  ------------------------------    ----------------

Herbert M. Pearlman      65    Chairman of the Board                  1982
                                  of Directors
Paul A. Frame            51    Chief Executive Officer,               1986
                                  President and Director
Horace A. Calvert        44    Chief Operating Officer,               1987
                                  Executive Vice President
                                  and Director
David S. Lawi            62    Chairman of the Executive              1982
                                  Committee and Director
Debra D. Valice          41    Chief Financial Officer,               1995
                                  Senior Vice President of Finance,
                                  Treasurer, Corporate Secretary
                                  and Director
Walter M. Craig, Jr.     43    Director                               1987
William Lerner           64    Director                               1985
John E. Stieglitz        66    Director                               1989
Fred S. Zeidman          51    Director                               1997
Robert J. Simon II       42    Executive Vice President of             -
                                  Seitel Data, Ltd.

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

     Paul A. Frame has been Chief Executive Officer of the Company since July 1992 and President since January 1987. He was Executive Vice President of the Company from January 1985 until his appointment as President. He was hired by the Company in August 1984 as Vice President of Marketing. Since December 1996, Mr. Frame has been a Director of Eagle Geophysical, Inc. ("Eagle"), a NASDAQ listed company engaged in providing seismic data acquisitions services to the oil and gas industry, and Chairman of the Executive Committee of Eagle's board of directors since August 1997.

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

     Debra D. Valice, CPA, is the Company's Chief Financial Officer, Senior Vice President of Finance, Treasurer and Corporate Secretary. Ms. Valice has been the Company's Chief Financial Officer since February 1987, and was the Company's Chief Accounting Officer from March 1986 until February 1987. Ms. Valice was elected as a director of the Company in November 1995.

     Walter M. Craig, Jr. has provided legal and business advice to the Company, from time to time, since 1984. Since 1993, he has been President of both the Mezzanine Financial Fund, L.P., and Core Capital, Inc. Both enterprises are engaged in making capital available to small and mid-market companies based on the value of their assets. He has served as Executive Vice President and Chief Operating Officer of Helm since August 1992. From 1984 to 1992, he was Senior Vice President of Business and Legal Affairs of Helm. Since April 1993, Mr. Craig has been a Director of Unapix Entertainment.

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

     Fred S. Zeidman is a member of the Company's Audit Committee and Compensation and Stock Option Committee. Mr. Zeidman has served as President, Chief Executive Officer, and a Director of Intersystems since July 1993. He also served as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins, from July 1993 until its sale in July 1997. Mr. Zeidman served as Chairman of Unibar Energy Services Corporation, one of the largest independent drilling fluids companies in the United States, from 1985 to 1991. From April 1992 to July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditioning and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financing. Mr. Zeidman also serves as a Director of Heritage Bank.

     Robert J. Simon II has been Executive Vice President of Seitel Data, Ltd., a Texas limited partnership of which wholly-owned Seitel subsidiaries constitute all of the limited and general partners, since October 1997 and was its Senior Vice President from January 1996 to September 1997. From July 1992 to February 1996, Mr. Simon served as Vice President-International Marketing of the Company and from July 1993 to February 1996, he served as Senior Vice President of the Company. From 1987 until July 1992 Mr. Simon served as the Company's Vice President of Marketing.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company's review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during 1997 were timely made.

Item 11.  Executive Compensation

     The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "named executive officers") for the years indicated.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Long-Term
                                                      Annual Compensation                Compensation
                                           ------------------------------------------- -----------------
                                                                           Other            Awards
                                                                          Annual       -----------------
                                                           Bonus       Compensation     Stock Options/       All Other
   Name and Principal Position    Year     Salary ($)     ($)(1)<F1>     ($)(2)<F2>         SARs (#)       Compensation ($)
   ----------------------------- --------  ------------ ------------  ---------------- -----------------  -----------------

   Paul A. Frame                  1997       $144,878    $3,187,599    $1,301,809           932,160          $104,764  (3)<F3>
      Chief Executive Officer     1996       $141,898    $1,457,603    $1,204,334           148,600           $87,998
      and President               1995       $139,870      $806,094      $766,456           117,984           $41,358

   Horace A. Calvert              1997       $144,878    $2,359,409    $1,301,809           378,882          $104,764  (3)<F3>
      Chief Operating Officer     1996       $141,898    $1,457,603    $1,205,834           136,498           $87,998
      and Executive               1995       $139,870      $806,094      $766,456           161,612           $41,358
      Vice President

   Herbert M. Pearlman            1997       $128,438    $3,003,710         --              393,874          $104,764  (3)<F3>
      Chairman of the             1996       $124,818    $1,486,168         --              124,582           $88,654
      Board of Directors          1995       $121,182      $815,712         --              199,898           $41,358

   David S. Lawi                  1997        $64,892    $1,501,856         --              293,874          $104,764  (3)<F3>
      Chairman of the Executive   1996        $60,588      $749,085         --              124,582           $87,998
      Committee                   1995        $58,823      $407,856         --              141,852           $41,358

   Robert J. Simon II             1997        $71,125       $54,869    $1,009,239            50,000           $38,505  (3)<F3>
      Executive Vice President    1996        $60,050       $13,405      $474,359            40,000           $31,730
      of Seitel Data, Ltd.        1995        $60,000          --        $283,698            21,664           $17,293

-----------------------------------------------------------------------------------------------------------------------------

<F1> (1)  Includes  bonuses based on the Company's  pre-tax  profits for Messrs.
          Frame, Calvert, Pearlman and Lawi and for Mr. Frame, an additional bonus of $826,690 based on the Company's gain realized on the spin-off of Eagle Geophysical, Inc. Includes a discretionary bonus and a bonus based on a subsidiary's pre-tax profits for Mr. Simon. For Messrs. Frame and Calvert, also includes bonuses based on the Company's stock performance of $79,167 in 1997, which represented the final installment of the bonus.

<F2> (2)  Includes commissions based on sales.

<F3> (3)  Includes   amounts  paid  pursuant  to  the  program  (the  "Incentive
          Compensation Program") pursuant to which between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes $100,014 contributed by the Company pursuant to its Incentive Compensation Program for Messrs. Frame, Calvert, Pearlman and Lawi, and $33,755 for Mr. Simon. Also includes $4,750 contributed by the Company as 401(k) Plan matching contributions for each of the named executive officers.


     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1997 to each of the named executive officers.

                            OPTION/SAR GRANTS IN 1997

-----------------------------------------------------------------------------------------------------------------------------------
                                             Individual Grants
                         ----------------------------------------------------------
                                            Percent                                           Potential Realizable Value
                           Number of        of Total                                          at Assumed Annual Rates of
                          Securities      Options/SARs                                         Stock Price Appreciation
                          Underlying       Granted to     Exercise                               for Option Term (6)
                         Options/SARs      Employees      or Base       Expiration    -------------------------------------------
 Name                     Granted (#)       in 1997     Price ($/Sh)       Date        0 Percent($)   5 Percent($)   10 Percent($)
---------------------    --------------    ----------   ------------    -----------   ------------   -------------   ------------

Paul A. Frame                57,400 (1)<F1>   1.67        $19.00000      06/05/02               -        $296,673       $673,247
                              7,800 (1)<F1>   0.23        $19.06250      06/05/02          ($488)         $39,827        $90,999
                              7,400 (1)<F1>   0.21        $19.12500      06/05/02          ($925)         $37,322        $85,870
                              4,600 (1)<F1>   0.13        $19.00000      06/06/02               -         $23,775        $53,954
                                800 (1)<F1>   0.02        $18.75000      06/09/02            $200          $4,344         $9,584
                             16,000 (1)<F1>   0.46        $18.50000      06/09/02          $8,000         $90,881       $195,687
                              4,000 (1)<F1>   0.12        $18.43750      06/09/02          $2,250         $22,970        $49,172
                             38,200 (1)<F1>   1.11        $18.37500      06/10/02         $23,875        $222,195       $472,031
                             16,600 (1)<F1>   0.48        $18.25000      06/10/02         $12,450         $98,631       $207,198
                             17,600 (1)<F1>   0.51        $18.37500      06/11/02         $11,000        $102,372       $217,480
                             20,000 (1)<F1>   0.58        $18.31250      06/11/02         $13,750        $117,582       $248,387
                              4,600 (1)<F1>   0.13        $18.25000      06/11/02          $3,450         $27,331        $57,416
                              1,000 (1)<F1>   0.03        $18.25000      06/12/02            $750          $5,942        $12,482
                              8,400 (1)<F1>   0.24        $18.12500      06/12/02          $7,350         $50,960       $105,897
                             10,000 (1)<F1>   0.29        $18.00000      06/12/02         $10,000         $61,916       $127,318
                             34,620 (1)<F1>   1.01        $17.81250      06/13/02         $41,111        $220,845       $447,267
                              1,800 (1)<F1>   0.05        $17.87500      06/13/02          $2,025         $11,370        $23,142
                             49,180 (1)<F1>   1.43        $17.81250      06/13/02         $58,401        $313,725       $635,372
                             17,800 (1)<F1>   0.52        $17.81250      06/16/02         $21,138        $113,754       $229,989
                             20,000 (1)<F1>   0.58        $17.75000      06/16/02         $25,000        $129,063       $259,664
                             19,600 (1)<F1>   0.57        $17.68750      06/16/02         $25,725        $127,707       $255,696
                             13,000 (1)<F1>   0.38        $17.62500      06/16/02         $17,875         $85,516       $170,407
                             60,000 (1)<F1>   1.74        $17.50000      06/16/02         $90,000        $402,190       $793,993
                            200,000 (2)<F2>   5.81        $20.50000      11/20/02       ($75,000)      $1,037,033     $2,382,303
                            300,000 (3)<F3>   8.71        $20.50000      11/20/02      ($112,500)      $1,555,550     $3,573,454
                              1,760 (4)<F4>   0.05        $19.50000      12/10/02        ($1,320)          $7,797        $18,827

Horace A. Calvert           200,000 (2)<F2>   5.81        $20.50000      11/20/02       ($75,000)      $1,037,033     $2,382,303
                             71,082 (4)<F4>   2.06        $19.56250      12/08/02               -        $384,181       $848,940
                              9,600 (4)<F4>   0.28        $19.40625      12/08/02          $1,500         $53,386       $116,154
                              8,200 (4)<F4>   0.24        $19.50000      12/08/02            $513         $44,832        $98,446
                              2,000 (4)<F4>   0.06        $19.56250      12/08/02               -         $10,810        $23,886
                              1,000 (4)<F4>   0.03        $19.37500      12/08/02            $188          $5,592        $12,131
                             24,000 (4)<F4>   0.70        $17.18750      12/08/02         $57,000        $186,714       $343,634
                             39,400 (4)<F4>   1.14        $17.25000      12/08/02         $91,113        $304,060       $561,671
                              1,000 (4)<F4>   0.03        $17.53125      12/08/02          $2,031          $7,436        $13,974
                              1,000 (4)<F4>   0.03        $17.75000      12/08/02          $1,813          $7,217        $13,756
                              3,000 (4)<F4>   0.09        $17.78125      12/08/02          $5,344         $21,558        $41,173
                                200 (4)<F4>   0.01        $17.84375      12/08/02            $344          $1,425         $2,732
                              2,400 (4)<F4>   0.07        $17.90625      12/08/02          $3,975         $16,946        $32,638
                              3,000 (4)<F4>   0.09        $17.96875      12/08/02          $4,781         $20,996        $40,611
                                700 (4)<F4>   0.02        $17.68750      12/08/02          $1,313          $5,096         $9,673
                             10,000 (4)<F4>   0.29        $17.56250      12/08/02         $20,000         $74,048       $139,431
                              2,300 (4)<F4>   0.07        $17.75000      12/08/02          $4,169         $16,600        $31,638

-----------------------------------------------------------------------------------------------------------------------------------
                                             Individual Grants
                         ----------------------------------------------------------
                                            Percent                                           Potential Realizable Value
                           Number of        of Total                                          at Assumed Annual Rates of
                          Securities      Options/SARs                                         Stock Price Appreciation
                          Underlying       Granted to     Exercise                               for Option Term (6)
                         Options/SARs      Employees      or Base       Expiration    -------------------------------------------
 Name                     Granted (#)       in 1997     Price ($/Sh)       Date        0 Percent($)   5 Percent($)   10 Percent($)
---------------------    --------------    ----------   ------------    -----------   ------------   -------------   ------------

Herbert M. Pearlman          20,000 (1)<F1>   0.58        $20.78125      07/17/02        ($6,250)        $105,858       $246,554
                             13,700 (1)<F1>   0.40        $20.81250      07/17/02        ($4,709)         $72,084       $168,462
                                946 (1)<F1>   0.03        $20.87500      07/17/02          ($384)          $4,918        $11,573
                              6,154 (1)<F1>   0.18        $20.87500      07/17/02        ($2,500)         $32,149        $75,306
                              8,700 (1)<F1>   0.25        $20.25000      07/22/02          $1,903         $50,886       $111,899
                              1,400 (1)<F1>   0.04        $20.28125      07/23/02            $263          $8,145        $17,963
                             10,000 (1)<F1>   0.29        $20.31250      07/23/02          $1,563         $57,865       $127,995
                                100 (1)<F1>   0.00        $20.37500      07/23/02              $9            $572         $1,274
                              9,800 (1)<F1>   0.28        $20.40625      07/29/02            $613         $55,911       $124,531
                             30,000 (1)<F1>   0.87        $20.53125      07/30/02        ($1,875)        $167,779       $373,016
                              7,500 (1)<F1>   0.22        $20.71875      08/22/02        ($6,094)         $34,973        $86,125
                              2,500 (1)<F1>   0.07        $20.71875      08/25/02        ($2,031)         $11,688        $28,712
                             10,074 (1)<F1>   0.29        $20.75000      08/25/02        ($8,500)         $46,782       $115,382
                              1,900 (1)<F1>   0.06        $20.81250      08/25/02        ($1,722)          $8,705        $21,643
                                500 (1)<F1>   0.01        $20.75000      08/26/02          ($422)          $2,322         $5,727
                             12,700 (1)<F1>   0.37        $20.31250      08/28/02        ($5,159)         $64,687       $149,183
                              2,000 (1)<F1>   0.06        $20.25000      08/29/02          ($688)         $10,312        $23,618
                                500 (1)<F1>   0.01        $20.37500      09/02/02           ($16)          $2,795         $6,194
                              9,500 (1)<F1>   0.28        $20.34375      09/02/02               -         $53,396       $117,991
                             10,000 (1)<F1>   0.29        $20.34375      09/03/02               -         $56,206       $124,201
                             35,900 (1)<F1>   1.04        $20.62500      09/04/02               -        $204,569       $452,044
                            200,000 (2)<F2>   5.81        $20.50000      11/20/02       ($75,000)      $1,037,033     $2,382,303

David S. Lawi                20,000 (1)<F1>   0.58        $20.78125      07/17/02        ($6,250)        $105,858       $246,554
                             13,700 (1)<F1>   0.40        $20.81250      07/17/02        ($4,709)         $72,084       $168,462
                                946 (1)<F1>   0.03        $20.87500      07/17/02          ($384)          $4,918        $11,573
                              6,154 (1)<F1>   0.18        $20.87500      07/17/02        ($2,500)         $31,995        $75,288
                              8,700 (1)<F1>   0.25        $20.25000      07/22/02          $1,903         $50,886       $111,899
                              1,400 (1)<F1>   0.04        $20.28125      07/23/02            $263          $8,145        $17,963
                             10,000 (1)<F1>   0.29        $20.31250      07/23/02          $1,563         $57,865       $127,995
                                100 (1)<F1>   0.00        $20.37500      07/23/02              $9            $572         $1,274
                              9,800 (1)<F1>   0.28        $20.40625      07/29/02            $613         $55,911       $124,531
                             30,000 (1)<F1>   0.87        $20.53125      07/30/02        ($1,875)        $167,779       $373,016
                              7,500 (1)<F1>   0.22        $20.71875      08/22/02        ($6,094)         $34,973        $86,125
                              2,500 (1)<F1>   0.07        $20.71875      08/25/02        ($2,031)         $11,688        $28,712
                             10,074 (1)<F1>   0.29        $20.75000      08/25/02        ($8,500)         $46,782       $115,382
                              1,900 (1)<F1>   0.06        $20.81250      08/25/02        ($1,722)          $8,705        $21,643
                                500 (1)<F1>   0.01        $20.75000      08/26/02          ($422)          $2,322         $5,727
                             12,700 (1)<F1>   0.37        $20.31250      08/28/02        ($5,159)         $64,687       $149,183
                              2,000 (1)<F1>   0.06        $20.25000      08/29/02          ($688)         $10,312        $23,618
                                500 (1)<F1>   0.01        $20.37500      09/02/02           ($16)          $2,795         $6,194
                              9,500 (1)<F1>   0.28        $20.34375      09/02/02               -         $53,396       $117,991
                             10,000 (1)<F1>   0.29        $20.34375      09/03/02               -         $56,206       $124,201
                             35,900 (1)<F1>   1.04        $20.62500      09/04/02               -        $204,569       $452,044
                            100,000 (2)<F2>   2.90        $20.50000      11/20/02       ($37,500)        $518,517     $1,191,151

Robert J. Simon II           50,000 (5)<F5>   1.45        $20.50000      11/20/07       ($18,750)        $614,075     $1,584,953

-----------------------------------------------------------------------------------------------------------------------------------

<F1> (1)  These common stock  purchase  warrants were granted under the terms of the Company's 1995 Warrant Reload Plan upon the exercise of the same number of previously granted warrants subject to the Warrant Reload Plan. The common stock purchase warrants were fully exercisable on the date of grant, and will expire on the expiration date indicated, subject to certain events related to termination of employment. During 1997, the Company canceled these warrants and reissued the same number of options under the same terms as the original grant.

<F2> (2)  These common stock purchase  warrants (the "Executive  Warrants") were granted pursuant to the 1998 Executive Compensation Plan (the "Compensation Plan") which was approved by stockholders on November 20, 1997. The Executive Warrants vested 20% upon stockholder approval with the remaining 80% vesting on the date three years after stockholder approval of the Compensation Plan, or, if earlier, in incremental installments of 20% of the total number of option shares for each two-point increase in the market price of the Company's stock above the exercise price which is maintained or exceeded for 10 consecutive trading days. The Executive Warrants will expire on the expiration date indicated, subject to certain events related to termination of employment.

<F3> (3)  These  common stock  purchase  warrants  were granted  pursuant to the
          Compensation Plan and vested immediately upon stockholder approval of the Plan. These warrants will expire on the expiration date indicated, subject to certain events related to termination of employment.

<F4> (4)  These  options  were  granted  under the terms of the  Company's  1995
          Warrant Reload Plan upon the exercise of the same number of previously granted warrants subject to the Warrant Reload Plan. On November 20, 1997, the shareholders of the Company approved an amendment to the Company's 1993 Incentive Option Plan which increased the number of shares available for granting in order to allow for the granting of options to satisfy the Company's obligations under the Warrant Reload Plan. This will allow the Company to comply with the requirements of
          Section 162(m) of the Internal Revenue Code and therefore maximize tax deductibility. As a result, these options were granted under the Company's 1993 Incentive Stock Option Plan, as amended, and were fully exercisable on the date of grant. The options will expire on the expiration date indicated, subject to certain events related to termination of employment.

<F5> (5)  These options were granted under the Company's  1993  Incentive  Stock
          Option Plan, as amended, with 10% of the options granted becoming exercisable on the date of grant of November 20, 1997, and with an additional 10% of the options becoming exercisable on each successive anniversary date for four years, with full vesting occurring on the fifth anniversary date. The options were granted for a term of 10 years, subject to certain events related to termination of employment.

<F6> (6)  The values shown are based on the  indicated  assumed  annual rates of appreciation compounded annually. The actual value an executive may realize will depend on the extent to which the stock price exceeds the exercise price of the options or warrants on the date the option or warrant is exercised. Accordingly, the value, if any, realized by an executive will not necessarily equal any of the amounts set forth in the table above. These calculations are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

     The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 1997, and unexercised options held at December 31, 1997, and the value thereof, by each of the named executive officers.

                     AGGREGATED OPTION/SAR EXERCISES IN 1997
                         AND 12/31/97 OPTION/SAR VALUES

                                                                 Number of Securities
                              Shares                            Underlying Unexercised           Value of Unexercised In-the
                             Acquired                                Options/SARs                   Money Options/SARs at
                                on                                  at 12/31/97 (#)                      12/31/97 ($)
                             Exercise          Value         ------------------------------    ---------------------------------
 Name                           (#)         Realized ($)     Exercisable     Unexercisable      Exercisable      Unexercisable
------------------------    ------------   ---------------   -------------   --------------    ---------------   ---------------

 Paul A. Frame                447,574        $5,209,582       1,142,155        226,667           $1,600,231          $300,000
 Horace A. Calvert            196,862        $2,597,957         842,155        226,667           $4,413,260          $300,000
 Herbert M. Pearlman          193,874        $2,700,410         597,249        193,333           $1,276,312          $152,083
 David S. Lawi                193,874        $2,700,410         459,059         96,667             $689,342           $76,042
 Robert J. Simon II             5,138          $107,663         106,791         71,667             $646,680           $64,167


Employment Arrangements

Agreements with Messrs. Frame, Calvert, Pearlman and Lawi

     On November 20, 1997, the stockholders approved the 1998 Executive Compensation Plan which relates to compensation after January 1, 1998. The employment arrangements that had been in place since 1991 between the Company and Herbert M. Pearlman, Paul A. Frame, Horace A. Calvert and David S. Lawi (the "Executives"), for service in their respective capacities set forth in the listing of directors and executive officers have been amended in accordance with the 1998 Executive Compensation Plan. As a result of these amendments, Messrs. Pearlman, Frame, Calvert and Lawi now receive an annual base salary of $428,435, $444,878, $444,878, and $214,217, respectively.

     The amended agreements also provide that the Executives shall receive bonus payments based on the annual Pre-Tax Profits (the "PTP") of the Company and its majority-owned subsidiaries ("Subsidiaries"). The PTP must exceed $10 million for fiscal 1998 and each of the four years thereafter, $12 million for fiscal 2003 and each of the four years thereafter, and $14 million for fiscal 2008 and thereafter (the "PTP Threshold"). If the PTP exceeds the PTP Threshold, the Executives will receive the following bonuses based on the annual PTP of the Company and its Subsidiaries:

                              Percentage up to               Percentage above
                               $50 Million PTP                $50 Million PTP
                             -------------------            -------------------

Herbert M. Pearlman*<F1>            5.0%                           5.3%
Paul A. Frame                       4.0%                           4.25%
Horace A. Calvert                   4.0%                           4.25%
David S. Lawi*<F1>                  2.5%                           2.65%

<F1> *    The annual bonus payments to Messrs. Pearlman and Lawi will be reduced by $300,000 and $150,000, respectively.

     The amended agreements further provide that Messrs. Frame and Calvert shall receive annual bonuses equal to 1% of the annual sales of the Company and its Subsidiaries in excess of $30 million, provided that the PTP exceeds the PTP Threshold.

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

     Each agreement is for a term of five years, renewable each year for an additional year unless either party to the agreement gives notice to the contrary. Each agreement provides that if it is not renewed, the Company will pay the employee for two additional years' compensation including his then current base salary plus the average of all bonuses paid to the employee for the then prior three years. The severance payments are contingent upon the employee remaining available to perform consulting services for the benefit of the Company. Each agreement also provides for monthly salary continuation payments for one year upon the employee's death, so long as the agreement is in full force and effect at the time of the employee's death. The annual salary continuation amount will equal the employee's base salary at his date of death plus an average of the bonuses paid for the three previous calendar years.

     Each agreement provides for certain noncompetition and nondisclosure covenants of the employee and for certain Company-paid fringe benefits such as an automobile allowance, disability insurance and inclusion in pension, deferred compensation, profit sharing, stock purchase, savings, hospitalization and other benefit plans in effect from time to time.

Bonuses Based On Stock Performance

     On July 21, 1992, when the stock price was $2.6875, the Compensation and Stock Option Committee and the entire Board of Directors approved payment of a one-time $2,500,000 special shareholder value bonus to be divided among Messrs. Frame and Calvert and three other key employees upon the event of the market price of the Company's stock maintaining or exceeding $10 per share for at least 90 consecutive days (the "Target Date") at any time before July 21, 1997. The Target Date was achieved in June 1994. The bonus vested and was paid equally over the 12 quarters following the Target Date.

     On  January  27,  1995,  the  Company's  Board  of  Directors   approved  a
shareholder value incentive bonus under which a cash bonus aggregating $4,000,000 would be paid to all salaried employees if the market price of the Company's stock reaches $30 per share on or before April 30, 1998, and maintains that price for at least 90 consecutive days. This bonus would be shared by all salaried employees on a basis proportionate to their respective compensation ranking in the Company, and it would vest and be paid out in escalating quarterly installments over a three-year period, subject to continued employment with the Company. This shareholder value incentive bonus was approved by Company Shareholders at the 1995 annual meeting. As of April 27, 1998, the market price of the Company's common stock was $15.50 per share.

Directors Compensation

     Outside directors receive an annual fee of $30,000 for serving on the board and are reimbursed for out of pocket expenses for meeting attendance. No additional fees are paid for serving on committees, except that committee chairs receive an additional $5,000 annually or, subject to shareholder approval, 10,000 options to purchase the Company's Common Stock. On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors' fees in a deferred cash account or as deferred shares. As of December 1, 1997, 60,000 shares have been reserved for issuance under this plan and directors (including former directors) have accumulated 1,643 deferred shares in their accounts which will begin to be distributed in January 1998 in five equal annual installments. Directors who are also employees receive no separate compensation for their services as directors.

     Nonemployee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Plan, each non-employee director receives on the date of each annual meeting during the term of the Plan an option to purchase 2,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted on the date of such election or appointment an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted under the Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During 1997, William Lerner and John E. Stieglitz were granted 12,000 options each (including 10,000 for chairing a board committee), at an exercise price of $20.125. In addition, Fred S. Zeidman, who was first appointed to the Board of Directors on September 5, 1997, received 10,000 options at an exercise price of $20.625.

Compensation Committee Interlocks and Insider Participation

     The Company's Compensation and Stock Option Committee is composed of William Lerner, John E. Stieglitz and Fred S. Zeidman.

     No member of the Compensation Committee of the Board of Directors of the Company was, during 1997, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During 1997, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or
(iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 15, 1998, by (i) persons known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.


Name and Address                                              Amount and Nature of
of Beneficial Owner                                          Beneficial Ownership (1)<F2>(2)<F3>     Percentage of Class
-----------------------------------------------        -----------------------------------        -------------------------

Paul A. Frame, Jr.                                              1,476,919 (3)<F4>                             6.2%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Horace A. Calvert                                               1,265,349 (4)<F5>                             5.4%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Driehaus Capital Management, Inc.                               1,241,170                                     5.5%
25 East Erie Street
Chicago, IL 60611

Herbert M. Pearlman                                               846,105 (5)<F6>                             3.7%
537 Steamboat Road
Greenwich, CT 06830

David S. Lawi                                                     562,485 (6)<F7>                             2.4%
537 Steamboat Road
Greenwich, CT  06830

Debra D. Valice                                                   201,811 (7)<F8>                               *<F1>
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Robert J. Simon II                                                166,771 (8)<F9>                               *<F1>
50 Briar Hollow Lane, 7th Floor West
Houston, TX 77027

Walter M. Craig, Jr.                                               62,071 (9)<F10>                              *<F1>
2 Bridge Avenue
Redbank, NJ 07701

William Lerner                                                     23,170 (10)<F11>                             *<F1>
423 East Beau Street
Washington, PA  15301

John E. Stieglitz                                                  14,000 (10)<F11>                             *<F1>
Conspectus, Inc.
222 Purchase Street
Rye, NY  10580

Fred S. Zeidman                                                     8,000                                       *<F1>
2104 Chilton
Houston, TX 77019

All directors and executive officers
  as a group (10 persons)                                       4,626,681 (11)<F12>                          17.8%

<F1> *    Less than 1%

<F2> (1)  Except as otherwise  noted,  each named holder has, to the best of the
          Company's knowledge, sole voting and investment power with respect to the shares indicated.

<F3> (2)  Includes  shares  that may be  acquired  within  60 days by any of the named persons upon exercise of any right.

<F4> (3)  Includes  228,384 and 930,438  shares  which may be acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $2.78 to $21.50 per share, and the exercise prices of the common stock purchase warrants range from $12.00 to $20.50 per share.

<F5> (4)  Includes  393,404 and 465,418  shares  which may be acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $2.78 to $20.50 per share, and the exercise prices of the common stock purchase warrants range from $6.53 to $20.50 per share.

<F6> (5)  Includes  305,123 and 292,126  shares  which may be acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.56 to $21.50, and the exercise prices of the common stock purchase warrants range from $12.00 to $20.50 per share.


<F7> (6)  Includes  271,789 and 187,270  shares  which may be acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.56 to $21.50, and the exercise prices of the common stock purchase warrants range from $12.00 to $20.50 per share.

<F8> (7)  Includes  110,746 and 42,460  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.56 to $20.50 per share, and the exercise price of the common stock purchase warrants is $13.56 per share.

<F9> (8)  Includes  38,333  and 68,458  shares  which may be  acquired  from the
          Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options range from $2.69 to $20.50 per share and the exercise price of the common stock purchase warrants is $12.00 per share.

<F10>(9)  Includes  61,304 shares which may be acquired from the Company  within
          60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $16.00 to $21.44 per share.

<F11>(10) Includes  14,000 shares which may be acquired from the Company  within
          60 days upon exercise of options at exercise prices ranging from $14.56 to $15.25 per share.

<F12>(11) Includes an aggregate of 3,423,253  shares which may be acquired  from the Company within 60 days upon exercise of 1,375,779 options and 2,047,474 common stock purchase warrants, respectively, by the group of 10 persons which comprises all executive officers and directors. The exercise prices of the options range from $2.69 to $21.50 per share, and the exercise prices of the common stock purchase warrants range from $6.53 to $21.44 per share.

Item 13.  Certain Relationships and Related Transactions

     On July 21, 1992, the Company granted ten year loans at an interest rate of 4% to most of its employees for purchases of the Company's Common Stock at the then market price of $2.6875 per share. The Company recorded compensation expense due to the below market interest rate on these loans of $43,000 in 1997. Payments of 5% of the original principal balance plus accrued interest are due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame and Calvert and Ms. Valice, amounting to $537,500, $537,500 and $134,375, respectively. The largest aggregate amounts of principal and interest outstanding on such loans during 1997 were approximately $441,000, $441,000 and $110,000, respectively. As of April 15, 1998, the aggregate amounts of principal and interest outstanding on such loans were approximately $414,000, $414,000 and $103,000, respectively.

     On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc., completed an initial public offering ("Offering") in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. As of April 15, 1998, the Company has 17.7% ownership interest in Eagle. The Company owed Eagle and its subsidiaries $12,500,000 at December 31, 1997, for seismic data acquisition services provided to the Company and its subsidiaries subsequent to the Offering date. The Company incurred charges of $22,200,000 for these services from the period August 11, 1997 through December 31, 1997. Costs incurred for these services were based on agreed upon contractual amounts and terms similar to contracts with third party contractors.

     Paul Frame, the Chief Executive Officer, President and Director of the Company, is also a Director of Eagle and Chairman of the Executive Committee of Eagle's Board of Directors. In addition to his duties as a director of Eagle, Mr. Frame has responsibility for strategic planning, marketing, and domestic and international growth of Eagle's business pursuant to a bonus agreement with Eagle. The Board of Directors of the Company has agreed to allow Mr. Frame to devote 20% of his time to Eagle until December 31, 1999. Pursuant to the bonus agreement, Eagle will pay Mr. Frame bonuses each year during the term of the bonus agreement equal to 1% of the increases in Eagle's gross revenues for such year over Eagle's gross revenues for the prior year (excluding revenues attributable to mergers and acquisitions in the year of such merger or acquisition unless it is the final year of the term of the bonus agreement) and 4% of Eagle's net after tax profits in excess of its 1996 pro forma combined net after-tax profits of $800,000. The bonus agreement with Mr. Frame expires December 31, 1999. Mr. Frame also receives annual director fees and meeting fees as an outside director of Eagle.

     The Company's wholly-owned subsidiary DDD Energy, Inc. ("DDD Energy"), which acquires and develops non-operating interests in mineral properties, acts as managing partner of a general partnership (the "1997 Partnership"). The 1997 Partnership was formed to permit officers, directors and employees of the Company and its subsidiaries, and members of their immediate families, who are accredited investors to invest in mineral interests as general partners ("Contributing General Partners") in the 1997 Partnership. The 1997 Partnership is a blind pool which invested partnership funds throughout the year in mineral interests. Pursuant to the partnership agreement governing the 1997 Partnership, DDD Energy agreed to use its reasonable efforts to allow the 1997 Partnership to invest, along with DDD Energy, in all non-operating mineral interests in which DDD Energy invested during 1997, and the 1997 Partnership was obligated to invest in all interests in which DDD Energy invested (to the extent allowed by the sellers of such interests) until funds of the 1997 Partnership allocated to acquisitions were exhausted. Pursuant to the partnership agreement, the amount of the investment of the 1997 Partnership equals two and one half percent of the total investment in each such mineral interest made by the 1997 Partnership and DDD Energy. DDD Energy determines the amount that it desires to invest in a particular mineral interest, and then adds the amount to be invested by the 1997 Partnership to determine the total level of investment by DDD Energy and the 1997 Partnership. Therefore, DDD Energy does not forego any opportunity to invest in transactions by allowing the 1997 Partnership to invest with DDD Energy. All sums required for the 1997 Partnership to acquire such interests and pay costs related to such interests thereafter are provided by the Contributing General Partners, and no funds for the 1997 Partnership's investments are provided by DDD Energy or the Company. During 1997, the Contributing General Partners contributed an aggregate of $575,000 to the 1997 Partnership. Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Robert J. Simon II, Debra D. Valice, Sheryl Pearlman (wife of Herbert Pearlman), Julia L. Pearlman, Lee R. Pearlman, Lawrence Marolda, Nicole E. Lawi and Neil A. Lawi have 17.4%, 16.5%, 13.9%, 5.2%, 4.4%, 4.4%, 1.7%, 1.7%, 1.7%, 1.7% and 1.7% general partnership interests, respectively, in the 1997 Partnership.

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

          (3)  Exhibits, continued...

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

          (3)  Exhibits, continued...

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

              10.21 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and Paul A. Frame, Jr.**

              10.22 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Horace A. Calvert (9)

              10.23 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and Horace A. Calvert**

              10.24 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Herbert M. Pearlman (9)

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

          (3)  Exhibits, continued...

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

              10.43 Shareholder Value Bonus Agreement  effective as of March 18,
                    1994 (13)

              10.44 Amendment to Shareholder Value Bonus Agreement  effective as of March 18, 1994 (15)

              10.45 Seitel,  Inc. 1995  Shareholder  Value  Incentive Bonus Plan
                    (16) (3) Exhibits, continued...

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

               21.1 Subsidiaries of the Registrant *

               23.1 Consent of Arthur Andersen LLP *

               23.2 Consent of Miller and Lents, Ltd.*

               23.3 Consent   of   Forrest   A.   Garb   &   Associates,   Inc.*

               ----------------------
               * Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997

               **   Filed herewith

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

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th of April 1998.



                                 SEITEL, INC.




                                 By:  /s/ Paul A. Frame
                                         --------------------------------------
                                          Paul A. Frame
                                          President and Chief Executive Officer

                                     EXHIBIT
                                      INDEX
-------------------------------------------------------------------------------
                                                                       Page
Exhibit    Title                                                       Number
-------------------------------------------------------------------------------

10.21      Amendment to Employment  Agreement  dated
           effective as of January 1, 1998 between the                   22
           Company and Paul A. Frame, Jr.

10.23      Amendment to Employment  Agreement  dated
           effective as of January 1, 1998 between the                   26
           Company and Horace A. Calvert