Form 10-Q
period 1998-03-31
SEITEL INC
filed 1998-05-14
CIK 750813

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


-----
| X |     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
                                         --------------
                OR

-----
|   |     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934
          For the transition period        to       .
                                    ------    ------
          Commission File Number 0-14488
                                 -------


                                  SEITEL, INC.
               (Exact name of registrant as specified in charter)

           DELAWARE                                             76-0025431
           --------                                             ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

     50 Briar Hollow Lane
   West Building, 7th Floor
        HOUSTON, TEXAS                                             77027
        --------------                                             -----
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

                              ----                  ----
                       Yes     X               No
                              ----                  ----

As of May 11, 1998 there were 22,556,682 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1998 (Unaudited) and December 31, 1997..................  3

          Consolidated Statements of Income and
          Comprehensive Income (Unaudited) for the
          Three Months Ended March 31, 1998 and 1997........................  4

          Consolidated Statements of Stockholders' Equity (Unaudited)
          for the Three Months Ended March 31, 1998.........................  5

          Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 1998 and 1997................  6

          Notes to Consolidated Interim Financial Statements................  8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........  9

PART II.  OTHER INFORMATION................................................. 12

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
                                                                 (Unaudited)
                                                                  March 31,     December 31,
                                                                    1998           1997
                                                                  ---------      ---------
     ASSETS
        Cash and equivalents                                      $   2,729      $   4,881
        Receivables
          Trade                                                      45,083         44,563
          Notes and other                                             1,726          2,121
        Net data bank                                               194,349        180,936
        Net oil and gas properties                                  120,344        112,915
        Net other property and equipment                              2,438          2,349
        Investment in affiliate                                      15,227         15,054
        Prepaid expenses, deferred charges and other assets           3,174          2,863
                                                                  ---------      ---------

        TOTAL ASSETS                                              $ 385,070      $ 365,682
                                                                  =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Accounts payable and accrued liabilities                  $  36,248      $  28,014
        Payable to affiliate                                         11,100         12,500
        Income taxes payable                                          2,120          1,242
        Debt
          Senior Notes                                               75,000         75,000
          Line of credit                                             18,000         15,000
          Term loans                                                    375            477
        Obligations under capital leases                                 66             89
        Contingent payables                                             274            274
        Deferred income taxes                                        19,406         18,050
        Deferred revenue                                             10,234          7,763
                                                                  ---------      ---------
     TOTAL LIABILITIES                                              172,823        158,409
                                                                  ---------      ---------

     CONTINGENCIES AND COMMITMENTS

     STOCKHOLDERS' EQUITY
        Preferred stock, par value $.01 per share; authorized
          5,000,000 shares; none issued                                  --             --
        Common stock, par value $.01 per share; authorized
          50,000,000 shares; issued and outstanding
          22,553,682 and 22,548,408 at March 31, 1998
          and December 31,1997, respectively                            226            225
        Additional paid-in capital                                  128,488        128,406
        Retained earnings                                            87,607         82,742
        Treasury stock, 175,818 shares at cost at
          March 31, 1998 and December 31, 1997                       (2,977)        (2,977)
        Notes receivable from officers and employees                 (1,109)        (1,109)
        Accumulated other comprehensive income (loss)                    12            (14)
                                                                  ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                                     212,247        207,273
                                                                  ---------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 385,070      $ 365,682
                                                                  =========      =========


                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (In thousands, except per share amounts)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                            1998          1997
                                                                          --------      --------

     REVENUE                                                              $ 30,927      $ 27,219


     EXPENSES
        Depreciation, depletion and amortization                            15,156        10,108
        Cost of sales                                                        1,129         5,042
        Selling, general and administrative expenses                         5,950         4,718
                                                                          --------      --------
                                                                            22,235        19,868
                                                                          --------      --------

     INCOME FROM OPERATIONS                                                  8,692         7,351

     Interest expense, net                                                    (995)       (1,039)
     Equity in earnings of affiliate                                            41            --
                                                                          --------      --------

     Income before provision for income taxes                                7,738         6,312
     Provision for income taxes                                              2,873         2,228
                                                                          --------      --------

     NET INCOME                                                              4,865         4,084

     Other comprehensive income, net of tax:
        Foreign currency translation adjustments,
          net of income tax expense of $8 and $0                                26           (38)
                                                                          --------      --------
     Comprehensive income                                                 $  4,891      $  4,046
                                                                          ========      ========

     Net income per share:
        Basic                                                             $    .22      $    .20
                                                                          ========      ========
        Diluted                                                           $    .21      $    .19
                                                                          ========      ========


     Weighted average number of common and common equivalent shares:
        Basic                                                               22,552        20,736
                                                                          ========      ========
        Diluted                                                             22,968        21,746
                                                                          ========      ========


                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

     SEITEL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     (In thousands, except share amounts)

                                                                                                         Notes
                                                                                                      Receivable
                                                                                                         from        Accumulated
                                  Common Stock         Additional               Treasury Stock         Officers         Other
                                 --------------------   Paid-In    Retained   ------------------           &        Comprehensive
                                    Shares     Amount   Capital    Earnings    Shares    Amount        Employees       Income
                                 ----------    ------  ---------   --------   --------   -------       ---------       -------

Balance, December 31, 1996       10,362,102   $ 104    $ 105,544   $ 51,185       (409)  $    (4)      $  (1,205)      $   17

   Net proceeds from issuance
       of common stock              912,472       8       17,318         --                   --              --           --
   Two-for-one stock split       11,273,834     113         (113)        --       (409)       --              --           --
   Tax reduction from exercise
       of stock options                  --      --        5,657         --         --        --              --           --
   Treasury stock purchased              --      --           --         --   (175,000)   (2,973)             --           --
   Payments received on notes
       receivable from officers
       and employees                     --      --           --         --         --        --              96           --
   Foreign currency translation
       adjustment                        --      --           --         --         --        --              --          (31)
   Net income                            --      --           --     31,557         --        --              --           --
                                 ----------   -----    ---------   --------   --------   -------       ---------       ------

Balance, December 31, 1997       22,548,408     225      128,406     82,742   (175,818)   (2,977)         (1,109)         (14)

   Net proceeds from
       issuance of
       common stock                   5,274       1           82         --         --        --              --           --
   Foreign currency translation
       adjustment                        --      --           --         --         --        --              --           26
   Net income                            --      --           --      4,865         --        --              --           --
                                 ----------   -----    ---------   --------   --------   -------       ---------       ------

Balance, March 31, 1998
       (unaudited)               22,553,682   $ 226    $ 128,488   $ 87,607   (175,818)  $(2,977)      $  (1,109)      $   12
                                 ==========   =====    =========   ========   ========   =======       =========       ======





                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                            1998          1997
                                                                          --------      --------
     Cash flows from operating activities:
        Cash received from customers                                      $ 33,809      $ 34,695
        Cash paid to suppliers and employees                                (2,651)      (14,822)
        Interest paid                                                         (298)         (323)
        Interest received                                                       33           136
        Income taxes paid                                                     (646)          (40)
                                                                          --------      --------
          Net cash provided by operating activities                         30,247        19,646
                                                                          --------      --------

     Cash flows from investing activities:
        Cash invested in seismic data                                      (23,435)      (14,910)
        Cash invested in oil and gas properties                            (11,593)       (8,059)
        Cash paid to acquire property and equipment                           (299)       (7,067)
        Cash from disposal of property and equipment                            --            28
        Collections on loans made                                               --           154
                                                                          --------      --------
          Net cash used in investing activities                            (35,327)      (29,854)
                                                                          --------      --------

     Cash flows from financing activities:
        Borrowings under line of credit agreement                            6,000        27,000
        Principal payments under line of credit                             (3,000)      (22,000)
        Borrowings under term loans                                             --         7,564
        Principal payments on term loans                                      (102)         (678)
        Principal payments under capital lease obligations                     (23)         (363)
        Proceeds from issuance of common stock                                  84           255
        Costs of debt and equity transactions                                   (1)           (2)
                                                                          --------      --------
          Net cash provided by financing activities                          2,958        11,776
                                                                          --------      --------

     Effect of exchange rate changes                                           (30)          (84)
                                                                          --------      --------

     Net increase (decrease) in cash and equivalents                        (2,152)        1,484

     Cash and cash equivalents at beginning of period                        4,881         3,340
                                                                          --------      --------

     Cash and equivalents at end of period                                $  2,729      $  4,824
                                                                          ========      ========





                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ----------------------
                                                                            1998          1997
                                                                          --------      --------
     Reconciliation of net income to net cash
          provided by operating activities:
     Net income                                                           $  4,865      $  4,084
     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation, depletion and amortization                            15,156        10,485
        Deferred income tax provision                                        1,356         1,114
        Equity in earnings of affiliate                                        (41)           --
        Amortization of deferred revenue                                        --        (2,253)
        Discount on note receivable                                             --           (26)
        Gain on sale of property and equipment                                  --           (16)
        Decrease (increase) in receivables                                    (113)        8,278
        Increase in other assets                                              (350)       (6,240)
        Increase in accounts payable and other liabilities                   9,374         4,220
                                                                          --------      --------
          Total adjustments                                                 25,382        15,562
                                                                          --------      --------

     Net cash provided by operating activities                            $ 30,247      $ 19,646
                                                                          ========      ========



     Supplemental schedule of non-cash investing activities:
        Capital lease obligations incurred                                $     --      $    300
                                                                          ========      ========




                     The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 1998

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1997.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income for the quarters ended March 31, 1998 and 1997. Accumulated other comprehensive income consists of foreign currency translation adjustments.

NOTE B-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially diluted securities. Earnings per share computations to reconcile basic and diluted net income for the three months ended March 31, 1998 and 1997 consist of the following (in thousands except per share amounts):

                                                                            Three Months Ended
                                                                                  March 31,
                                                                          ----------------------
                                                                            1998          1997
                                                                          --------      --------

     Net income                                                           $  4,865      $  4,084
                                                                          ========      ========

     Basic weighted average shares                                          22,552        20,736
     Effect of dilutive securities: (1)<F1>
        Options and warrants                                                   416         1,010
                                                                          --------      --------
     Diluted weighted average shares                                        22,968        21,746
                                                                          ========      ========
     Per share income:
        Basic                                                             $    .22      $    .20
        Diluted                                                           $    .21      $    .19

------------------

(1)<F1> A weighted average quarter-to-date number of options and warrants to purchase 2,468,000 and 176,000 shares of common stock were outstanding during the first quarter of 1998 and 1997, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

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

NOTE D-OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three months ended March 31, 1998 and 1997, exploration and development related overhead costs of $421,000 and $322,000, respectively, have been capitalized to oil and gas properties. For the three months ended March 31, 1998 and 1997, interest costs of $608,000 and $479,000, respectively, have been capitalized to oil and gas properties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     Total revenue was $30,927,000 and $27,219,000 in the first quarters of 1998 and 1997, respectively, representing an increase of 14%. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production. Additionally, the first quarter of 1997 includes revenue of $4,900,000 related to proprietary seismic data acquisition services performed by Eagle Geophysical, Inc. ("Eagle") which was spun-off on August 11, 1997.

     Revenue from the marketing of seismic data increased from $14,382,000 during the first quarter of 1997 to $26,316,000 during the first quarter of 1998. The increase is primarily attributable to an increase in demand for high-resolution seismic data, which is being used increasingly in oil and gas exploration and development efforts.

     Oil and gas revenue decreased from $7,937,000 during the first quarter of 1997 to $4,611,000 during the first quarter of 1998. The decrease in oil and gas revenue was caused by both lower production volumes and prices in the 1998 quarter. The production decline from certain of the Company's shallow, short-lived producing properties has not yet been offset by production from new wells coming on-line. First quarter 1998 production volumes were essentially flat with the fourth quarter of 1997 volumes. Net volume and price information for the Company's oil and gas production for the first quarters of 1998 and 1997 is summarized in the following table:

                                                         Quarter Ended
                                                           March 31,
                                                    ----------------------
                                                      1998          1997
                                                    --------      --------

  Natural gas volumes (mmcf)                           1,357         1,949
  Average natural gas price ($/mcf)                 $   2.40      $   3.09
  Crude oil/condensate volumes (mbbl)                     93           116
  Average crude oil/condensate price ($/bbl)        $  13.67      $  15.45

     Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization increased from $5,898,000 during the first quarter of 1997 to $11,972,000 during the first quarter of 1998. As a percentage of revenue from licensing seismic data, data bank amortization was 46% and 43% for the first quarters of 1998 and 1997, respectively. These changes between periods are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

     Depletion of oil and gas properties was $3,597,000 for the first quarter of 1997 compared to $2,975,000 for the first quarter of 1998, which amounted to $1.36 and $1.55, respectively, per mcfe of gas produced during such periods. The increase in the rate reflects the amount of exploration and development costs incurred increasing at a higher rate than the proven reserve base.

     Cost of sales consists of expenses associated with oil and gas production and seismic resale support services, as well as geophysical services in the first quarter of 1997. The decrease in cost of sales from $5,042,000 for the first quarter of 1997 to $1,129,000 for the first quarter of 1998 is primarily due to the first quarter 1997 including cost of sales associated with geophysical services of $3,625,000 whereas in 1998 there are none due to the spin-off of Eagle in 1997. Oil and gas production costs amounted to $.55 per mcfe of gas produced in the first quarter of 1998 compared to $.49 per mcfe in 1997.

     The Company's selling, general and administrative expenses increased from $4,718,000 during the first quarter of 1997 to $5,950,000 during the first quarter of 1998 primarily as a result of variable expenses related to the increased volume of business and the addition of employees to meet the demands of the increased level of activities. As a percentage of total revenue, these expenses were 17% in the first quarter of 1997 and 19% in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On March 16, 1998, the Company increased its $50,000,000 unsecured revolving line of credit facility to $75,000,000. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on March 16, 2001. As of May 11, 1998, the balance outstanding on the revolving line of credit amounted to $36,000,000 bearing an interest rate of 6.44%.

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

     From July 1995 to April 1997, the Company and two of its wholly-owned subsidiaries obtained four separate three-year term loans totaling $1,077,000. Two of the loans bear interest at the rate of 8.413%, and two at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment, which secures the debt. Monthly principal and interest payments total approximately $34,000. The balance outstanding on the loans at May 11, 1998, was $334,000.

     The Company owns 1,520,000 shares of Eagle common stock. As of March 31, 1998, the market value of the Company's remaining equity interest in Eagle was $24,510,000, based on the March 31, 1998 closing price of $16.125 per share as quoted by NASDAQ. These shares are subject to certain trading restrictions.

     From January 1, 1998, through May 11, 1998, the Company received $111,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases.

     During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

     During the first three months of 1998, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $25,386,000 and $10,404,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations and borrowings under the Company's revolving line of credit.

     Currently, the Company anticipates capital expenditures for the remainder of 1998 to total approximately $131 million. Such expenditures include approximately $105 million for the creation of proprietary seismic data, and approximately $26 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit and project financing where applicable, should be sufficient to fund the 1998 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing during 1998; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms.

Recent Accounting Pronouncements
--------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new standard, companies will be required to report certain information about operating segments in consolidated statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Under this SOP, all costs of start-up activities and organizational costs are to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier implementation is permitted. As of March 31, 1998, the Company had not adopted this SOP; however, the Company anticipates that the application of this SOP will not have a material effect on its consolidated financial statements.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1. through 6.   Not applicable.
-------------------

                                   SIGNATURES
                                   ----------


     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SEITEL, INC.




Dated:    May  13,  1998                     /s/  Paul A. Frame
                                             -----------------------------------
                                                  Paul A. Frame
                                                  President




Dated:    May  13,  1998                     /s/  Debra D. Valice
                                             -----------------------------------
                                                  Debra D. Valice
                                                  Chief Financial Officer




Dated:    May  13,  1998                     /s/  Marcia H. Kendrick
                                             -----------------------------------
                                                  Marcia H. Kendrick
                                                  Chief Accounting Officer