Form 10-K/A
period 1997-12-31
SEITEL INC
filed 1998-06-12
CIK 750813

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                Amendment No. 2

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

                                 Not Applicable
                                 --------------
               (Former name, former address and former fiscal year,
                          if changed since last report.)

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

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The executive officers and directors of the Company and their ages (as of April 1, 1998) and positions with the Company are as follows:

Name                        Age        Position(s) with the Company                  Director Since
---------------------     --------     ---------------------------------------     -------------------

Herbert M. Pearlman          65        Chairman of the Board                              1982
                                             of Directors
Paul A. Frame                51        Chief Executive Officer,                           1986
                                             President and Director
Horace A. Calvert            44        Chief Operating Officer,                           1987
                                             Executive Vice President
                                             and Director
David S. Lawi                62        Chairman of the Executive                          1982
                                             Committee and Director
Debra D. Valice              41        Chief Financial Officer,                           1995
                                            Senior Vice President of Finance,
                                            Treasurer, Corporate Secretary
                                            and Director
Walter M. Craig, Jr.         43        Director                                           1987
William Lerner               64        Director                                           1985
John E. Stieglitz            66        Director                                           1989
Fred S. Zeidman              51        Director                                           1997

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

                                                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Long-Term
                                                      Annual Compensation                  Compensation
                                           -------------------------------------------   -----------------
                                                                                              Awards
                                                                          Other          -----------------
                                                           Bonus          Annual          Stock Options/       All Other
   Name and Principal Position    Year     Salary ($)     ($)(1)<F1>  Compensation($)(2)<F2>  SARs (#)      Compensation ($)
   ----------------------------- --------  ------------ ------------  ----------------   -----------------  -----------------

   Paul A. Frame                  1997       $144,878    $3,187,599    $1,301,809             932,160          $104,764  (3)<F3>
      Chief Executive Officer     1996       $141,898    $1,457,603    $1,204,334             148,600           $87,998
      and President               1995       $139,870      $806,094      $766,456             117,984           $41,358

   Horace A. Calvert              1997       $144,878    $2,359,409    $1,301,809             378,882          $104,764  (3)<F3>
      Chief Operating Officer     1996       $141,898    $1,457,603    $1,205,834             136,498           $87,998

   and
      Executive Vice President    1995       $139,870      $806,094      $766,456             161,612           $41,358


   Herbert M. Pearlman            1997       $128,438    $3,003,710         --                393,874          $104,764  (3)<F3>
      Chairman of the             1996       $124,818    $1,486,168         --                124,582           $88,654
      Board of Directors          1995       $121,182      $815,712         --                199,898           $41,358

   David S. Lawi                  1997        $64,892    $1,501,856         --                293,874          $104,764  (3)<F3>
      Chairman of the Executive   1996        $60,588      $749,085         --                124,582           $87,998
      Committee                   1995        $58,823      $407,856         --                141,852           $41,358

   Debra D. Valice                1997       $138,583      $773,546         --                114,762           $70,816  (3)<F3>
      Senior Vice President of    1996       $113,519      $358,332         --                142,570           $58,861
      Finance, Treasurer and      1995       $111,896      $333,333         --                 69,384           $28,959
      Corporate Secretary

-----------------------------------------------------------------------------------------------------------------------------

<F1> (1)  Includes bonuses based on the Company's pre-tax profits, an additional bonus for Mr. Frame of $826,690 based on the Company's gain realized on the spin-off of Eagle Geophysical, Inc. and a discretionary bonus for Ms. Valice of $627,713. For Messrs. Frame and Calvert and Ms. Valice, also includes bonuses based on the Company's stock performance of $79,167, $79,167 and $20,833 in 1997, which represented the final installment of the bonus.

<F2> (2)  Includes commissions based on sales.

<F3> (3)  Includes   amounts  paid   pursuant  to  a  program  (the   "Incentive
          Compensation  Program")  whereby  between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes $100,014 contributed by the Company pursuant to its Incentive
          Compensation Program for Messrs. Frame, Calvert, Pearlman and Lawi, and $66,066 for Ms. Valice. Also includes $4,750 contributed by the Company as 401(k) Plan matching contributions for each of the named executive officers.

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1997 to each of the named executive officers.

                                                 OPTION/SAR GRANTS IN 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                Individual Grants
                            ----------------------------------------------------------
                                               Percent                                           Potential Realizable Value
                              Number of        of Total                                          at Assumed Annual Rates of
                             Securities     Options/SARs                                          Stock Price Appreciation
                             Underlying       Granted to     Exercise                               for Option Term (7)<F7>
                            Options/SARs      Employees      or Base       Expiration   --------------------------------------------
   Name                      Granted (#)       in 1997     Price ($/Sh)       Date        0 Percent($)   5 Percent($)  10 Percent($)
   ---------------------    --------------    -----------  -----------   ------------   -------------   ------------    -----------

   Paul A. Frame                57,400 (1)<F1>   1.67        $19.00000      06/05/02               -        $296,673       $673,247
                                 7,800 (1)<F1>   0.23        $19.06250      06/05/02          ($488)         $39,827        $90,999
                                 7,400 (1)<F1>   0.21        $19.12500      06/05/02          ($925)         $37,322        $85,870
                                 4,600 (1)<F1>   0.13        $19.00000      06/06/02               -         $23,775        $53,954
                                   800 (1)<F1>   0.02        $18.75000      06/09/02            $200          $4,344         $9,584
                                16,000 (1)<F1>   0.46        $18.50000      06/09/02          $8,000         $90,881       $195,687
                                 4,000 (1)<F1>   0.12        $18.43750      06/09/02          $2,250         $22,970        $49,172
                                38,200 (1)<F1>   1.11        $18.37500      06/10/02         $23,875        $222,195       $472,031
                                16,600 (1)<F1>   0.48        $18.25000      06/10/02         $12,450         $98,631       $207,198
                                17,600 (1)<F1>   0.51        $18.37500      06/11/02         $11,000        $102,372       $217,480
                                20,000 (1)<F1>   0.58        $18.31250      06/11/02         $13,750        $117,582       $248,387
                                 4,600 (1)<F1>   0.13        $18.25000      06/11/02          $3,450         $27,331        $57,416
                                 1,000 (1)<F1>   0.03        $18.25000      06/12/02            $750          $5,942        $12,482
                                 8,400 (1)<F1>   0.24        $18.12500      06/12/02          $7,350         $50,960       $105,897
                                10,000 (1)<F1>   0.29        $18.00000      06/12/02         $10,000         $61,916       $127,318
                                34,620 (1)<F1>   1.01        $17.81250      06/13/02         $41,111        $220,845       $447,267
                                 1,800 (1)<F1>   0.05        $17.87500      06/13/02          $2,025         $11,370        $23,142
                                49,180 (1)<F1>   1.43        $17.81250      06/13/02         $58,401        $313,725       $635,372
                                17,800 (1)<F1>   0.52        $17.81250      06/16/02         $21,138        $113,754       $229,989
                                20,000 (1)<F1>   0.58        $17.75000      06/16/02         $25,000        $129,063       $259,664
                                19,600 (1)<F1>   0.57        $17.68750      06/16/02         $25,725        $127,707       $255,696
                                13,000 (1)<F1>   0.38        $17.62500      06/16/02         $17,875         $85,516       $170,407
                                60,000 (1)<F1>   1.74        $17.50000      06/16/02         $90,000        $402,190       $793,993
                               200,000 (2)<F2>   5.81        $20.50000      11/20/02       ($75,000)      $1,037,033     $2,382,303
                               300,000 (3)<F3>   8.71        $20.50000      11/20/02      ($112,500)      $1,555,550     $3,573,454
                                 1,760 (4)<F4>   0.05        $19.50000      12/10/02        ($1,320)          $7,797        $18,827

   Horace A. Calvert           200,000 (2)<F2>   5.81        $20.50000      11/20/02       ($75,000)      $1,037,033     $2,382,303
                                71,082 (4)<F4>   2.06        $19.56250      12/08/02               -        $384,181       $848,940
                                 9,600 (4)<F4>   0.28        $19.40625      12/08/02          $1,500         $53,386       $116,154
                                 8,200 (4)<F4>   0.24        $19.50000      12/08/02            $513         $44,832        $98,446
                                 2,000 (4)<F4>   0.06        $19.56250      12/08/02               -         $10,810        $23,886
                                 1,000 (4)<F4>   0.03        $19.37500      12/08/02            $188          $5,592        $12,131
                                24,000 (4)<F4>   0.70        $17.18750      12/08/02         $57,000        $186,714       $343,634
                                39,400 (4)<F4>   1.14        $17.25000      12/08/02         $91,113        $304,060       $561,671
                                 1,000 (4)<F4>   0.03        $17.53125      12/08/02          $2,031          $7,436        $13,974
                                 1,000 (4)<F4>   0.03        $17.75000      12/08/02          $1,813          $7,217        $13,756
                                 3,000 (4)<F4>   0.09        $17.78125      12/08/02          $5,344         $21,558        $41,173

                                   200 (4)<F4>   0.01        $17.84375      12/08/02            $344          $1,425         $2,732
                                 2,400 (4)<F4>   0.07        $17.90625      12/08/02          $3,975         $16,946        $32,638
                                 3,000 (4)<F4>   0.09        $17.96875      12/08/02          $4,781         $20,996        $40,611

                                   700 (4)<F4>   0.02        $17.68750      12/08/02          $1,313          $5,096         $9,673
                                10,000 (4)<F4>   0.29        $17.56250      12/08/02         $20,000         $74,048       $139,431
                                 2,300 (4)<F4>   0.07        $17.75000      12/08/02          $4,169         $16,600        $31,638

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                Individual Grants
                            ----------------------------------------------------------
                                               Percent                                           Potential Realizable Value
                              Number of        of Total                                          at Assumed Annual Rates of
                             Securities     Options/SARs                                          Stock Price Appreciation
                             Underlying       Granted to     Exercise                               for Option Term (7)<F7>
                            Options/SARs      Employees      or Base       Expiration   --------------------------------------------
   Name                      Granted (#)       in 1997     Price ($/Sh)       Date        0 Percent($)   5 Percent($)  10 Percent($)
   ---------------------    --------------    -----------  -----------   ------------   -------------   ------------    -----------


   Herbert M. Pearlman          20,000 (5)<F5>   0.58        $20.78125      07/17/02        ($6,250)        $105,858       $246,554
                                13,700 (5)<F5>   0.40        $20.81250      07/17/02        ($4,709)         $72,084       $168,462
                                   946 (5)<F5>   0.03        $20.87500      07/17/02          ($384)          $4,918        $11,573
                                 6,154 (5)<F5>   0.18        $20.87500      07/17/02        ($2,500)         $32,149        $75,306
                                 8,700 (5)<F5>   0.25        $20.25000      07/22/02          $1,903         $50,886       $111,899
                                 1,400 (5)<F5>   0.04        $20.28125      07/23/02            $263          $8,145        $17,963
                                10,000 (5)<F5>   0.29        $20.31250      07/23/02          $1,563         $57,865       $127,995
                                   100 (5)<F5>   0.00        $20.37500      07/23/02              $9            $572         $1,274

                                 9,800 (5)<F5>   0.28        $20.40625      07/29/02            $613         $55,911       $124,531
                                30,000 (5)<F5>   0.87        $20.53125      07/30/02        ($1,875)        $167,779       $373,016
                                 7,500 (5)<F5>   0.22        $20.71875      08/22/02        ($6,094)         $34,973        $86,125
                                 2,500 (5)<F5>   0.07        $20.71875      08/25/02        ($2,031)         $11,688        $28,712

                                10,074 (5)<F5>   0.29        $20.75000      08/25/02        ($8,500)         $46,782       $115,382
                                 1,900 (5)<F5>   0.06        $20.81250      08/25/02        ($1,722)          $8,705        $21,643
                                   500 (5)<F5>   0.01        $20.75000      08/26/02          ($422)          $2,322         $5,727
                                12,700 (5)<F5>   0.37        $20.31250      08/28/02        ($5,159)         $64,687       $149,183
                                 2,000 (5)<F5>   0.06        $20.25000      08/29/02          ($688)         $10,312        $23,618
                                   500 (5)<F5>   0.01        $20.37500      09/02/02           ($16)          $2,795         $6,194
                                 9,500 (5)<F5>   0.28        $20.34375      09/02/02               -         $53,396       $117,991
                                10,000 (5)<F5>   0.29        $20.34375      09/03/02               -         $56,206       $124,201
                                35,900 (5)<F5>   1.04        $20.62500      09/04/02               -        $204,569       $452,044
                               200,000 (2)<F2>   5.81        $20.50000      11/20/02       ($75,000)      $1,037,033     $2,382,303

   David S. Lawi                20,000 (5)<F5>   0.58        $20.78125      07/17/02        ($6,250)        $105,858       $246,554
                                13,700 (5)<F5>   0.40        $20.81250      07/17/02        ($4,709)         $72,084       $168,462
                                   946 (5)<F5>   0.03        $20.87500      07/17/02          ($384)          $4,918        $11,573
                                 6,154 (5)<F5>   0.18        $20.87500      07/17/02        ($2,500)         $31,995        $75,288
                                 8,700 (5)<F5>   0.25        $20.25000      07/22/02          $1,903         $50,886       $111,899
                                 1,400 (5)<F5>   0.04        $20.28125      07/23/02            $263          $8,145        $17,963
                                10,000 (5)<F5>   0.29        $20.31250      07/23/02          $1,563         $57,865       $127,995
                                   100 (5)<F5>   0.00        $20.37500      07/23/02              $9            $572         $1,274

                                 9,800 (5)<F5>   0.28        $20.40625      07/29/02            $613         $55,911       $124,531
                                30,000 (5)<F5>   0.87        $20.53125      07/30/02        ($1,875)        $167,779       $373,016
                                 7,500 (5)<F5>   0.22        $20.71875      08/22/02        ($6,094)         $34,973        $86,125
                                 2,500 (5)<F5>   0.07        $20.71875      08/25/02        ($2,031)         $11,688        $28,712

                                10,074 (5)<F5>   0.29        $20.75000      08/25/02        ($8,500)         $46,782       $115,382
                                 1,900 (5)<F5>   0.06        $20.81250      08/25/02        ($1,722)          $8,705        $21,643
                                   500 (5)<F5>   0.01        $20.75000      08/26/02          ($422)          $2,322         $5,727
                                12,700 (5)<F5>   0.37        $20.31250      08/28/02        ($5,159)         $64,687       $149,183
                                 2,000 (5)<F5>   0.06        $20.25000      08/29/02          ($688)         $10,312        $23,618
                                   500 (5)<F5>   0.01        $20.37500      09/02/02           ($16)          $2,795         $6,194
                                 9,500 (5)<F5>   0.28        $20.34375      09/02/02               -         $53,396       $117,991
                                10,000 (5)<F5>   0.29        $20.34375      09/03/02               -         $56,206       $124,201
                                35,900 (5)<F5>   1.04        $20.62500      09/04/02               -        $204,569       $452,044
                               100,000 (2)<F2>   2.90        $20.50000      11/20/02       ($37,500)        $518,517     $1,191,151


   Debra D. Valice              64,762 (5)<F5>   1.88        $20.00000      07/14/02       ($30.357)        $392,567       $848,866
                                50,000 (6)<F6>   1.45        $20.50000      11/20/07       ($18,750)        $614,075     $1,584,953

------------------------------------------------------------------------------------------------------------------------------------

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

<F5> (5)  These common stock  purchase  warrants were granted under the terms of the Company's 1995 Warrant Reload Plan upon the exercise of the same number of previously granted warrants subject to the Warrant Reload Plan. The common stock purchase warrants were fully exercisable on the date of grant, and will expire on the expiration date indicated, subject to certain events related to termination of employment. During 1997, the Company canceled these warrants and reissued the same number of options under the same terms as the original grant.

<F6> (6)  These options were granted under the Company's  1993  Incentive  Stock
          Option Plan, as amended, with 10% of the options granted becoming exercisable on the date of grant of November 20, 1997, and with an additional 10% of the options becoming exercisable on each successive anniversary date for four years, with full vesting occurring on the fifth anniversary date. The options were granted for a term of 10 years, subject to certain events related to termination of employment.

<F7> (7)  The values shown are based on the  indicated  assumed  annual rates of appreciation compounded annually. The actual value an executive may realize will depend on the extent to which the stock price exceeds the exercise price of the options or warrants on the date the option or warrant is exercised. Accordingly, the value, if any, realized by an executive will not necessarily equal any of the amounts set forth in the table above. These calculations are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

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

                                         AGGREGATED OPTION/SAR EXERCISES IN 1997
                                             AND 12/31/97 OPTION/SAR VALUES

                                                                 Number of Securities
                                                                Underlying Unexercised           Value of Unexercised In-the
                              Shares                                 Options/SARs                   Money Options/SARs at
                             Acquired                               at 12/31/97 (#)                      12/31/97 ($)
                                on             Value         ------------------------------    ---------------------------------
 Name                        Exercise(#)    Realized ($)     Exercisable     Unexercisable      Exercisable      Unexercisable
------------------------    ------------   ---------------   -------------   --------------    ---------------   ---------------

 Paul A. Frame                447,574        $5,209,582       1,142,155        226,667           $1,600,231          $300,000
 Horace A. Calvert            196,862        $2,597,957         842,155        226,667           $4,413,260          $300,000
 Herbert M. Pearlman          193,874        $2,700,410         597,249        193,333           $1,276,312          $152,083
 David S. Lawi                193,874        $2,700,410         459,059         96,667             $689,342           $76,042
 Debra D. Valice              123,888          $915,386         153,206         95,000             $233,558           $88,542

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

                                                 Percentage up to                    Percentage above
                                                  $50 Million PTP                     $50 Million PTP
                                             --------------------------          --------------------------

Herbert M. Pearlman*<F1>                               5.0%                                 5.3%
Paul A. Frame                                          4.0%                                4.25%
Horace A. Calvert                                      4.0%                                4.25%
David S. Lawi*                                         2.5%                                2.65%

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

Agreement with Ms. Valice

     Effective as of January 1, 1993, the Company entered into an employment agreement with Ms. Valice for service in her capacities set forth in the listing of directors and executive officers. The agreement provides for an annual base salary of $138,583 and an annual bonus of 2% of the Company's pre-tax profits up to $125,000, plus an additional amount as determined by the Board of Directors of the Company.

     The agreement includes the same Charge in Control provision as described above for the Frame and Calvert agreements, and is for a term of five years, renewable each year for an additional year unless either party to the agreement gives notice to the contrary. The agreement provides that if it is not renewed, the Company will pay Ms. Valice for two additional years' compensation including her then current base salary plus the average of all bonuses paid to her for the then prior three years. The severance payments are contingent upon Ms. Valice remaining available to perform consulting services for the benefit of the Company. The agreement also provides for monthly salary continuation payments for one year upon Ms. Valice's death, so long as the agreement is in full force and effect at the time of her death. The annual salary continuation amount will equal Ms. Valice's base salary at her date of death plus an average of the bonuses paid for the three previous calendar years.

     The agreement provides for certain noncompetition and nondisclosure covenants of Ms. Valice and for certain Company-paid fringe benefits such as an automobile allowance, disability insurance and inclusion in pension, deferred compensation, profit sharing, stock purchase, savings, hospitalization and other benefit plans in effect from time to time.

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

Walter M. Craig, Jr.                                                       62,071 (8)<F9>                     *<F1>
2 Bridge Avenue
Redbank, NJ 07701

William Lerner                                                             23,170 (9)<F10>                    *<F1>
423 East Beau Street
Washington, PA  15301

John E. Stieglitz                                                          14,000 (9)<F10>                    *<F1>
Conspectus, Inc.
222 Purchase Street
Rye, NY  10580

Fred S. Zeidman                                                             8,000                             *<F1>
2104 Chilton
Houston, TX 77019

All directors and executive officers
  as a group (9 persons)                                                4,459,910 (10)<F11>                17.2%

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

<F9> (8)  Includes  61,304 shares which may be acquired from the Company  within
          60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $16.00 to $21.44 per share.

<F10>(9)  Includes  14,000 shares which may be acquired from the Company  within
          60 days upon exercise of options at exercise prices ranging from $14.56 to $15.25 per share.

<F11>(10) Includes an aggregate of 3,316,462  shares which may be acquired  from the Company within 60 days upon exercise of 1,337,446 options and 1,979,016 common stock purchase warrants, respectively, by the group of nine persons which comprises all executive officers and directors. The exercise prices of the options range from $2.78 to $21.50 per share, and the exercise prices of the common stock purchase warrants range from $6.53 to $21.44 per share.

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

     The Company's wholly-owned subsidiary DDD Energy, Inc. ("DDD Energy"), which acquires and develops non-operating interests in mineral properties, acts as managing partner of a general partnership (the "1997 Partnership"). The 1997 Partnership was formed to permit officers, directors and employees of the Company and its subsidiaries, and members of their immediate families, who are accredited investors to invest in mineral interests as general partners ("Contributing General Partners") in the 1997 Partnership. The 1997 Partnership is a blind pool which invested partnership funds throughout the year in mineral interests. Pursuant to the partnership agreement governing the 1997 Partnership, DDD Energy agreed to use its reasonable efforts to allow the 1997 Partnership to invest, along with DDD Energy, in all non-operating mineral interests in which DDD Energy invested during 1997, and the 1997 Partnership was obligated to invest in all interests in which DDD Energy invested (to the extent allowed by the sellers of such interests) until funds of the 1997 Partnership allocated to acquisitions were exhausted. Pursuant to the partnership agreement, the amount of the investment of the 1997 Partnership equals two and one half percent of the total investment in each such mineral interest made by the 1997 Partnership and DDD Energy. DDD Energy determines the amount that it desires to invest in a particular mineral interest, and then adds the amount to be invested by the 1997 Partnership to determine the total level of investment by DDD Energy and the 1997 Partnership. Therefore, DDD Energy does not forego any opportunity to invest in transactions by allowing the 1997 Partnership to invest with DDD Energy. All sums required for the 1997 Partnership to acquire such interests and pay costs related to such interests thereafter are provided by the Contributing General Partners, and no funds for the 1997 Partnership's investments are provided by DDD Energy or the Company. During 1997, the Contributing General Partners contributed an aggregate of $575,000 to the 1997 Partnership. Horace A. Calvert, Herbert M. Pearlman, David S. Lawi, Debra D. Valice, Sheryl Pearlman (wife of Herbert Pearlman), Julia L. Pearlman, Lee R. Pearlman, Lawrence Marolda, Nicole E. Lawi and Neil A. Lawi have 17.4%, 16.5%, 13.9%, 4.4%, 4.4%, 1.7%, 1.7%, 1.7%, 1.7% and 1.7% general partnership interests, respectively, in the 1997 Partnership.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 10th of June 1998.



                                  SEITEL, INC.




                                  By:  /s/ Paul A. Frame
                                           -------------------------------------
                                           Paul A. Frame
                                           President and Chief Executive Officer