Form 10-Q
period 1998-06-30
SEITEL INC
filed 1998-08-14
CIK 750813

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

          For the quarterly period ended June 30, 1998
                                         --------------
                OR

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

                              ----                  ----
                       Yes     X               No
                              ----                  ----

As of August 12, 1998 there were 22,625,227 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3
                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements
          Consolidated Balance Sheets as of
          June 30, 1998 (Unaudited) and December 31, 1997.................... 3

          Consolidated Statements of Income and
          Comprehensive Income (Unaudited) for the
          Three Months Ended June 30, 1998 and 1997.......................... 4

          Consolidated Statements of Income and
          Comprehensive Income (Unaudited)for the
          Six Months Ended June 30, 1998 and 1997............................ 5

          Consolidated Statements of Stockholders'
          Equity (Unaudited) for the Six Months
          Ended June 30, 1998................................................ 6

          Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 1998 and 1997.................... 7

          Notes to Consolidated Interim Financial Statements................. 9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............10

PART II.  OTHER INFORMATION..................................................13

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                                   (Unaudited)
                                                                                     June 30,    December 31,
                                                                                       1998         1997
                                                                                    ---------     ---------
ASSETS
   Cash and equivalents                                                             $   2,709     $   4,881
   Receivables
     Trade                                                                             50,055        44,563
     Notes and other                                                                    1,640         2,121
   Net data bank                                                                      218,150       180,936
   Net oil and gas properties                                                         128,099       112,915
   Net other property and equipment                                                     2,407         2,349
   Investment in affiliate                                                             15,607        15,054
   Prepaid expenses, deferred charges and other assets                                  2,854         2,863
                                                                                    ---------     ---------

   TOTAL ASSETS                                                                     $ 421,521     $ 365,682
                                                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                                         $  28,489     $  28,014
   Payable to affiliate                                                                 4,900        12,500
   Income taxes payable                                                                 1,835         1,242
   Debt
     Senior Notes                                                                      75,000        75,000
     Line of credit                                                                    58,750        15,000
     Term loans                                                                           281           477
   Obligations under capital leases                                                        48            89
   Contingent payables                                                                    274           274
   Deferred income taxes                                                               21,242        18,050
   Deferred revenue                                                                    10,849         7,763
                                                                                    ---------     ---------
TOTAL LIABILITIES                                                                     201,668       158,409
                                                                                    ---------     ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     5,000,000 shares; none issued                                                         --            --
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding
     22,625,227 and 22,548,408 at June 30, 1998
     and December 31,1997, respectively                                                   226           225
   Additional paid-in capital                                                         129,681       128,406
   Retained earnings                                                                   93,976        82,742
   Treasury stock, 175,818 shares at cost at
     June 30, 1998 and December 31, 1997                                               (2,977)       (2,977)
   Notes receivable from officers and employees                                        (1,109)       (1,109)
   Accumulated other comprehensive income (loss)                                           56           (14)
                                                                                    ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                                            219,853       207,273
                                                                                    ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 421,521     $ 365,682
                                                                                    =========     =========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF INCOME AND  COMPREHENSIVE  INCOME  (Unaudited)
(In thousands, except per share amounts)

                                                                            Three Months Ended
                                                                                 June 30,
                                                                           -------------------
                                                                            1998        1997
                                                                           -------     -------

REVENUE                                                                    $36,976     $34,673


EXPENSES
   Depreciation, depletion and amortization                                 17,726      11,560
   Cost of sales                                                             1,350       7,389
   Selling, general and administrative expenses                              6,472       6,296
                                                                           -------     -------
                                                                            25,548      25,245
                                                                           -------     -------

INCOME FROM OPERATIONS                                                      11,428       9,428

Interest expense, net                                                       (1,402)       (984)
Equity in earnings of affiliate                                                 84        --
                                                                           -------     -------

Income before provision for income taxes                                    10,110       8,444
Provision for income taxes                                                   3,741       3,040
                                                                           -------     -------

NET INCOME                                                                   6,369       5,404

Other comprehensive income, net of tax:
   Foreign currency translation adjustments,
     net of income tax expense of $35 and $0                                    43          12
                                                                           -------     -------
Comprehensive income                                                       $ 6,412     $ 5,416
                                                                           =======     =======

Net income per share:
   Basic                                                                   $   .28     $   .26
                                                                           =======     =======
   Diluted                                                                 $   .28     $   .25
                                                                           =======     =======


Weighted average number of common and common equivalent shares:
   Basic                                                                    22,592      20,878
                                                                           =======     =======
   Diluted                                                                  23,115      21,782
                                                                           =======     =======


                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF INCOME AND  COMPREHENSIVE  INCOME  (Unaudited)
(In thousands, except per share amounts)

                                                                      Six Months Ended
                                                                           June 30,
                                                                    -------------------
                                                                     1998        1997
                                                                    -------     -------

REVENUE                                                             $67,903     $61,892


EXPENSES
   Depreciation, depletion and amortization                          32,882      21,668
   Cost of sales                                                      2,479      12,431
   Selling, general and administrative expenses                      12,422      11,014
                                                                    -------     -------
                                                                     47,783      45,113
                                                                    -------     -------

INCOME FROM OPERATIONS                                               20,120      16,779

Interest expense, net                                                (2,397)     (2,023)
Equity in earnings of affiliate                                         125        --
                                                                    -------     -------

Income before provision for income taxes                             17,848      14,756
Provision for income taxes                                            6,614       5,268
                                                                    -------     -------

NET INCOME                                                           11,234       9,488

Other comprehensive income, net of tax:
   Foreign currency translation adjustments,
     net of income tax expense of $42 and $0                             70         (27)
                                                                    -------     -------
Comprehensive income                                                $11,304     $ 9,461
                                                                    =======     =======

Net income per share:
   Basic                                                            $   .50     $   .46
                                                                    =======     =======
   Diluted                                                          $   .49     $   .44
                                                                    =======     =======


Weighted average number of common and common equivalent shares:
   Basic                                                             22,572      20,807
                                                                    =======     =======
   Diluted                                                           23,041      21,679
                                                                    =======     =======


                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                         Notes
                                                                                                      Receivable
                                                                                                         from        Accumulated
                                  Common Stock         Additional               Treasury Stock         Officers         Other
                                 --------------------   Paid-In    Retained   ------------------           &        Comprehensive
                                    Shares     Amount   Capital    Earnings    Shares    Amount        Employees       Income
                                 ----------    ------  ---------   --------   --------   -------       ---------       -------

Balance, December 31, 1996       10,362,102   $ 104    $ 105,544   $ 51,185       (409)  $    (4)      $  (1,205)      $   17

   Net proceeds from issuance
       of common stock              912,472       8       17,318         --                   --              --           --
   Two-for-one stock split       11,273,834     113         (113)        --       (409)       --              --           --
   Tax reduction from exercise
       of stock options                  --      --        5,657         --         --        --              --           --
   Treasury stock purchased              --      --           --         --   (175,000)   (2,973)             --           --
   Payments received on notes
       receivable from officers
       and employees                     --      --           --         --         --        --              96           --
   Foreign currency translation
       adjustment                        --      --           --         --         --        --              --          (31)
   Net income                            --      --           --     31,557         --        --              --           --
                                 ----------   -----    ---------   --------   --------   -------       ---------       ------

Balance, December 31, 1997       22,548,408     225      128,406     82,742   (175,818)   (2,977)         (1,109)         (14)

   Net proceeds from
       issuance of
       common stock                  76,819       1          932         --         --        --              --           --
   Tax reduction from exercise
       of stock options                  --      --          343         --         --        --              --           --
   Foreign currency translation
       adjustment                        --      --           --         --         --        --              --           70
   Net income                            --      --           --     11,234         --        --              --           --
                                 ----------   -----    ---------   --------   --------   -------       ---------       ------

Balance, June 30, 1998
       (unaudited)               22,625,227   $ 226    $ 129,681   $ 93,976   (175,818)  $(2,977)      $  (1,109)      $   56
                                 ==========   =====    =========   ========   ========   =======       =========       ======


                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
                                                                      Six Months Ended
                                                                          June 30,
                                                                    -------------------
                                                                     1998         1997
                                                                    -------     -------
Cash flows from operating activities:
   Cash received from customers                                     $66,402     $58,067
   Cash paid to suppliers and employees                             (10,737)    (24,875)
   Interest paid                                                     (2,341)     (2,595)
   Interest received                                                     44         484
   Income taxes paid                                                 (2,483)        (40)
                                                                    -------     -------
     Net cash provided by operating activities                       50,885      31,041
                                                                    -------     -------

Cash flows from investing activities:
   Cash invested in seismic data                                    (72,864)    (28,355)
   Cash invested in oil and gas properties                          (24,204)    (14,416)
   Cash paid to acquire property and equipment                         (497)     (7,960)
   Cash from disposal of property and equipment                          14          28
   Collections on loans made                                             --         269
                                                                    -------     -------
     Net cash used in investing activities                          (97,551)    (50,434)
                                                                    -------     -------

Cash flows from financing activities:
   Borrowings under line of credit agreement                         54,063      32,000
   Principal payments under line of credit                          (10,313)    (21,000)
   Borrowings under term loan                                            --       7,925
   Principal payments on term loans                                    (196)     (2,061)
   Principal payments on capital lease obligations                      (41)       (372)
   Proceeds from issuance of common stock                               934       3,451
   Costs of debt and equity transactions                                 (1)         (2)
                                                                    -------     -------
     Net cash provided by financing activities                       44,446      19,941
                                                                    -------     -------

Effect of exchange rate changes                                          48         (93)
                                                                    -------     -------

Net increase in cash and equivalents                                 (2,172)        455

Cash and equivalents at beginning of period                           4,881       3,340

                                                                    -------     -------
Cash and equivalents at end of period                               $ 2,709     $ 3,795
                                                                    =======     =======


                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)
                                                                      Six Months Ended
                                                                          June 30,
                                                                    -------------------
                                                                     1998        1997
                                                                    -------     -------
Reconciliation of net income to net cash provided by
   operating activities:

Net income                                                          $11,234     $ 9,488
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation, depletion and amortization                          32,882      22,537
   Deferred income tax provision                                      3,192       2,634
   Equity in earnings of affiliate                                     (125)         --
   Amortization of deferred revenue                                      --      (4,086)
   Discount on note receivable                                           --         (53)
   Gain on sale of property and equipment                               (11)        (16)
   Increase in receivables                                           (5,465)     (4,080)
   Decrease (increase) in other assets                                  371      (4,398)
   Increase in account payable and other liabilities                  8,807       9,015
                                                                    -------     -------
     Total adjustments                                               39,651      21,553
                                                                    -------     -------


Net cash provided by operating activities                           $50,885     $31,041
                                                                    =======     =======



Supplemental schedule of non-cash investing activities:
   Capital lease obligations incurred                               $    --     $   374
                                                                    =======     =======


                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 1998

NOTE A-BASIS OF PRESENTATION
----------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1997.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income for the quarter and six month periods ended June 30, 1998 and 1997. Accumulated other comprehensive income consists of foreign currency translation adjustments.

NOTE B-EARNINGS PER SHARE
-------------------------
     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted net income for the three and six months ended June 30, 1998 and 1997 consist of the following (in thousands except per share amounts):

                                        Three Months Ended             Six Months Ended
                                             June 30,                       June 30,
                                       -------------------            -------------------
                                        1998        1997                 1998       1997
                                       -------     -------            -------     -------

Net income                             $ 6,369     $ 5,404            $11,234     $ 9,488
                                       =======     =======            =======     =======

Basic weighted average shares           22,592      20,878             22,572      20,807
Effect of dilutive securities: (1)<F1>
   Options and warrants                    523         904                469         872
                                       -------     -------            -------     -------
Diluted weighted average shares         23,115      21,782             23,041      21,679
                                       =======     =======            =======     =======
Per share income:
   Basic                               $   .28     $   .26            $   .50     $   .46
   Diluted                             $   .28     $   .25            $   .49     $   .44

----------

(1)<F1> During the second quarter of 1998 and 1997 and the first six months of 1998 and 1997, a weighted average number of options and warrants to purchase 2,196,000, 562,000, 2,424,000 and 715,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

NOTE C-DATA BANK
----------------
     Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Seismic data costs are amortized for each project in the proportion that its revenue for a period relates to management's estimate of ultimate revenue. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, 90% of the cost incurred in the creation of proprietary seismic data is amortized within five years of inception for two-dimensional seismic data and within seven years of inception for three-dimensional seismic data, and the final 10% is amortized on a straight-line basis over fifteen years. Costs of existing seismic data libraries purchased by the Company are fully amortized within ten years from date of purchase. On a periodic basis, the carrying value of seismic data is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value.


NOTE D-OIL AND GAS PROPERTIES
-----------------------------
     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized, are capitalized. For the six months ended June 30, 1998 and 1997, general and administrative costs of $821,000 and $686,000, respectively, have been capitalized to oil and gas properties. For the six months ended June 30, 1998 and 1997, interest costs of $1,184,000 and $974,000, respectively, have been capitalized to oil and gas properties.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
     Total revenue was $36,976,000 and $34,673,000 in the second quarters of 1998 and 1997, respectively, representing an increase of 7%, and was $67,903,000 and $61,892,000 in the first six months of 1998 and 1997, respectively, representing an increase of 10%. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production. The second quarter and first six months of 1997 include revenue of $8,654,000 and $13,554,000, respectively, related to proprietary seismic data acquisition services performed by Eagle Geophysical, Inc. ("Eagle"), which was spun-off on August 11, 1997.

     Revenue from the marketing of seismic data increased from $20,676,000 in the second quarter of 1997 to $31,777,000 in the second quarter of 1998 and increased from $35,078,000 in the first six months of 1997 to $58,093,000 in the first six months of 1998. These increases are primarily attributable to a continued increase in demand for high-resolution seismic data, which is being used increasingly in oil and gas exploration and development efforts.

     Oil and gas revenue was $5,199,000 in the second quarter of 1998 compared to $5,343,000 in the second quarter of 1997 and was $9,810,000 in the first six months of 1998 compared to $13,280,000 in the first six months of 1997. The slight decrease in oil and gas revenue between the second quarters of 1997 and 1998 was caused primarily by lower natural gas production partially offset by an increase in the average natural gas price received by the Company. The decrease in oil and gas revenue between the first six months of 1997 and 1998 was caused by both lower production volumes and lower commodity prices. The production decline from certain of the Company's shallow, short-lived producing properties has not yet been offset by production from new wells coming on-line. Second quarter 1998 production volumes increased approximately 15% from the first quarter 1998 volumes. Net volume and price information for the Company's oil and gas production for the second quarters and first six months of 1998 and 1997 is summarized in the following table:

                                                   Quarter Ended                  Six Months Ended
                                                      June 30,                        June 30,
                                               -----------------------         -----------------------
                                                 1998          1997              1998          1997
                                               ---------     ---------         ---------     ---------

Natural gas volumes (mmcf)                         1,564         1,683             2,921         3,632
Average natural gas price ($/mcf)              $    2.45     $    2.16         $    2.43     $    2.66
Crude oil/condensate volumes (mbbl)                  105            98               198           214
Average crude oil/condensate price ($/bbl)     $   12.17     $   16.37         $   12.87     $   15.87

     Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization increased from $8,286,000 during the second quarter of 1997 to $14,104,000 during the second quarter of 1998 and increased from $14,184,000 during the first half of 1997 to $26,076,000 during the first half of 1998. As a percentage of revenue from licensing seismic data, data bank amortization was 45% and 41% for the second quarters of 1998 and 1997, respectively, and 45% and 42% for the first six months of 1998 and 1997, respectively. These changes between periods are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

     Depletion of oil and gas properties was $3,399,000 for the second quarter of 1998 compared to $2,660,000 for the second quarter of 1997, which amounted to $1.55 and $1.17, respectively, per mcfe of gas produced during such periods. Depletion of oil and gas properties was $6,374,000 and $6,257,000 during the first six months of 1998 and 1997, respectively, which amounted to $1.55 and $1.27, respectively, per mcfe of gas produced during such periods. The increase in the rate reflects the amount of exploration and development costs incurred increasing at a higher rate than the proven reserve base. The depletion rate per mcfe of gas produced was $1.55 for both the first and second quarters of 1998.

     Cost of sales consists of expenses associated with oil and gas production and seismic resale support services, as well as geophysical services in the second quarter and first six months of 1997. The decrease in cost of sales from $7,389,000 to $1,350,000 for the second quarter of 1997 and 1998, respectively, and from $12,431,000 to $2,479,000 for the first six months of 1997 and 1998, respectively, is primarily due to the second quarter and first six months of 1997 including cost of sales associated with geophysical services of $6,718,000 and $10,343,000, respectively, whereas in 1998 there are none due to the spin-off of Eagle in 1997. Oil and gas production costs amounted to $.60 and $.58 per mcfe of gas produced in the second quarter and first six months of 1998, respectively, compared to $.27 and $.38 per mcfe in the same periods in 1997. The increase in rate is primarily due to an increase in workover and maintenance costs on some of the Company's older wells along with increased operating costs on some of the Company's newer wells that are producing from deeper and higher pressure horizons.

     The Company's selling, general and administrative expenses increased during the 1998 periods as compared to the 1997 periods primarily as a result of variable expenses related to the increased volume of business and the addition of employees to meet the demands of the increased level of activities. As a percentage of total revenue, these expenses were 18% for all periods presented.

     Net interest expense increased from $984,000 to $1,402,000 in the second quarters of 1997 and 1998, respectively, and increased from $2,023,000 to $2,397,000 in the first six months of 1997 and 1998, respectively, primarily due to increased borrowings made under the Company's revolving line of credit during the 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     On March 16, 1998, the Company increased its $50,000,000 unsecured revolving line of credit facility to $75,000,000. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on March 16, 2001. The balance outstanding on the revolving line of credit decreased from $58,750,000 at June 30, 1998, to $52,250,000 at August 12, 1998,
and the effective interest rate decreased from 6.74% to 6.45% over the same period.

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

     From November 1995 to April 1997, the Company and two of its wholly-owned subsidiaries obtained three separate three-year term loans totaling $747,000. One of the loans bears interest at the rate of 8.413%, and two at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment, which secures the debt. Monthly principal and interest payments total approximately $23,000. The balance outstanding on the loans at August 12, 1998, was $259,000.

     The Company owns 1,520,000 shares of Eagle common stock. As of June 30, 1998, the market value of the Company's remaining equity interest in Eagle was $15,960,000, based on the June 30, 1998 closing price of $10.50 per share as quoted by NASDAQ. These shares are subject to certain trading restrictions.

     From January 1, 1998, through August 12, 1998, the Company received $933,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with these exercises, the Company will also receive approximately $343,000 in tax savings.

     During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

     During the first six months of 1998, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $63,283,000 and $21,558,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations and borrowings under the Company's revolving line of credit.

     Currently, the Company anticipates capital expenditures for the remainder of 1998 to total approximately $86 million. Such expenditures include approximately $70 million for the creation of proprietary seismic data, and approximately $16 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit and project financing where applicable, should be sufficient to fund the 1998 capital expenditures, along with expenditures for operating and general and administrative expenses. Additionally, the Company could arrange for additional debt or equity financing during 1998; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter.) Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. However, the Company anticipates that application of the statement will not have a material effect on its consolidated statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Under this SOP, all costs of start-up activities and organizational costs are to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier implementation is permitted. As of June 30, 1998, the Company had not adopted this SOP; however, the Company anticipates that the application of this SOP will not have a material effect on its consolidated financial statements.

Year 2000
---------
     The Company utilizes software and technologies throughout its operations that will be affected by the date change in the year 2000 ("Year 2000 Issue"). An initial assessment of the systems that will be affected by the Year 2000
Issue has been made and a more thorough analysis is currently underway. The Company does not believe the costs related to the Year 2000 Issue will materially impact its results of operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is communicating with software vendors, business partners, and others with which it conducts business to provide written assurances that their systems will be year 2000 compliant.

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


                           PART II - OTHER INFORMATION

Items 1., 2., 3., 4., and 5. Not applicable.
---------------------------

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          (a)  Exhibits

               10.1 Amendment to Employment Agreement dated effective as of June 10, 1998 between the Company and Debra D. Valice.

          (b)  Not applicable

                                   SIGNATURES


     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SEITEL, INC.




Dated:  August 13, 1998                  /s/  Paul A. Frame
                                         ---------------------------------------
                                              Paul A. Frame
                                              President




Dated:  August 13, 1998                  /s/  Debra D. Valice
                                         ---------------------------------------
                                              Debra D. Valice
                                              Chief Financial Officer




Dated:  August 13, 1998                  /s/  Marcia H. Kendrick
                                         ---------------------------------------
                                              Marcia H. Kendrick
                                              Chief Accounting Officer

                                     EXHIBIT
                                      INDEX
--------------------------------------------------------------------------------

Exhibit            Title                                                  Page
                                                                          Number
--------------------------------------------------------------------------------

10.1               Amendment to  Employment  Agreement  dated              16
                   effective as of June 10, 1998
                   between the Company and Debra D. Valice