Form 10-Q
period 1998-09-30
SEITEL INC
filed 1998-11-12
CIK 750813

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

          For the quarterly period ended September 30, 1998
                                         ------------------
                OR

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

                              ----                  ----
                       Yes     X               No
                              ----                  ----

As of November 11, 1998 there were 23,448,547 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1998 (Unaudited) and December 31, 1997.............   3

         Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended September 30, 1998 and 1997...................   4

         Consolidated Statements of Operations (Unaudited) for the
         Nine Months Ended September 30, 1998 and 1997....................   5

         Consolidated Statements of Stockholders' Equity (Unaudited)
         for the Nine Months Ended September 30, 1998.....................   6

         Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Months Ended September 30, 1998 and 1997...................    7

         Notes to Consolidated Interim Financial Statements...............   9

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  11


PART II. OTHER INFORMATION...............................................   16

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                          (Unaudited)
                                                          September 30,     December 31,
                                                              1998             1997
                                                          -------------     ---------
ASSETS

   Cash and equivalents                                    $   3,805        $   4,881
   Receivables
     Trade                                                    40,529           44,563
     Notes and other                                           2,007            2,121
   Net data bank                                             245,622          180,936
   Net oil and gas properties                                136,809          112,915
   Net other property and equipment                            2,367            2,349
   Investment in affiliate                                    15,982           15,054
   Prepaid expenses, deferred charges and other assets         2,917            2,863
                                                           ---------        ---------

TOTAL ASSETS                                               $ 450,038        $ 365,682
                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued liabilities                $  34,122        $  28,014
   Payable to affiliate                                       20,994           12,500
   Income taxes payable                                        3,735            1,242
   Debt
     Senior Notes                                             75,000           75,000
     Line of Credit                                           60,000           15,000
     Term Loans                                                  215              477
   Obligations under capital leases                               30               89
   Contingent payables                                           274              274
   Deferred income taxes                                      22,985           18,050
   Deferred revenue                                            6,385            7,763
                                                           ---------        ---------

TOTAL LIABILITIES                                            223,740          158,409
                                                           ---------        ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized         --                --
     5,000,000 shares; none issued
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding
     22,652,847 and 22,548,408 at September 30, 1998
     and December 31, 1997, respectively                         226              225
   Additional paid-in capital                                129,698          128,406
   Retained earnings                                         100,264           82,742
   Treasury stock, 175,818 shares at cost at September
     30, 1998 and December 31, 1997                           (2,977)          (2,977)
   Notes receivable from officers and employees               (1,033)          (1,109)
   Accumulated other comprehensive income (loss)                 120              (14)

                                                           ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                   226,298          207,273
                                                           ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 450,038        $ 365,682
                                                           =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                       Three Months Ended September 30,
                                                                         ---------------------------
                                                                           1998               1997
                                                                         --------           --------

REVENUE                                                                  $ 38,332           $ 30,793


EXPENSES:

   Depreciation, depletion and amortization                                19,551             12,653
   Cost of sales                                                            1,175              3,382
   Selling, general and administrative expenses                             6,453              5,377
                                                                         --------           --------
                                                                           27,179             21,412
                                                                         --------           --------

INCOME FROM OPERATIONS                                                     11,153              9,381

Interest expense, net                                                      (1,516)              (691)
Equity in earnings (loss) of affiliate                                        344                (58)
Gain on sale of subsidiary stock                                             --               18,449
Gain on increase in underlying equity of affiliate                           --               10,750
Extinguishment of volumetric production payment                              --               (4,133)
                                                                         --------           --------

Income before provision for income taxes                                    9,981             33,698

Provision for income taxes                                                  3,693             12,002
                                                                         --------           --------

NET INCOME                                                               $  6,288           $ 21,696
                                                                         ========           ========

Earnings per share:

   Basic                                                                 $    .28           $   1.00
                                                                         ========           ========
   Diluted                                                               $    .28           $    .98
                                                                         ========           ========

Weighted average number of common and common equivalent shares:

   Basic                                                                   22,634             21,657
                                                                         ========           ========
   Diluted                                                                 22,818             22,205
                                                                         ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                        Nine Months Ended September 30,
                                                                         ----------------------------
                                                                            1998               1997
                                                                         ---------           --------

REVENUE                                                                  $ 106,235           $ 92,685

EXPENSES:

   Depreciation, depletion and amortization                                 52,433             34,321
   Cost of sales                                                             3,654             15,813
   Selling, general and administrative expenses                             18,875             16,391
                                                                         ---------           --------
                                                                            74,962             66,525
                                                                         ---------           --------

INCOME FROM OPERATIONS                                                      31,273             26,160

Interest expense, net                                                       (3,913)            (2,714)
Equity in earnings (loss) of affiliate                                         469                (58)
Gain on sale of subsidiary stock                                              --               18,449
Gain on increase in underlying equity of affiliate                            --               10,750
Extinguishment of volumetric production payment                               --               (4,133)
                                                                         ---------           --------

Income before provision for income taxes                                    27,829             48,454

Provision for income taxes                                                  10,307             17,270
                                                                         ---------           --------

NET INCOME                                                               $  17,522           $ 31,184
                                                                         =========           ========

Earnings per share:

   Basic                                                                 $     .78           $   1.48
                                                                         =========           ========
   Diluted                                                               $     .76           $   1.43
                                                                         =========           ========

Weighted average number of common and common equivalent shares:

   Basic                                                                    22,593             21,094
                                                                         =========           ========
   Diluted                                                                  22,960             21,821
                                                                         =========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                                Notes    Accumulated
                                                                                                              Receivable    Other
                                 Compre-      Common Stock         Additional               Treasury Stock       from      Compre-
                                 hensive   -------------------      Paid-In    Retained   ------------------  Officers &   hensive
                                 Income      Shares      Amount     Capital    Earnings    Shares     Amount   Employees   Income
                                ---------  ----------   -------    ---------   --------   --------   -------   ---------  ---------

Balance, December 31, 1996                 10,362,102   $   104    $ 105,544   $ 51,185       (409)  $    (4) $   (1,205) $      17
   Net proceeds from issuance
       of common stock                        912,472         8       17,318         --                   --          --         --
   Two-for-one stock split                 11,273,834       113         (113)        --       (409)       --          --         --
   Tax reduction from exercise
       of stock options                            --        --        5,657         --         --        --          --         --
   Treasury stock purchased                        --        --           --         --   (175,000)   (2,973)         --         --
   Payments received on notes
       receivable from officers
       and employees                               --        --           --         --         --        --          96         --
   Net income                   $  31,557          --        --           --     31,557         --        --          --         --
   Foreign currency translation
       adjustments                    (31)         --        --           --         --         --        --          --        (31)
                                ---------
   Comprehensive income         $  31,526
                                =========  ----------   -------    ---------   --------   --------   -------   ---------  ---------

Balance, December 31, 1997                 22,548,408       225      128,406     82,742   (175,818)   (2,977)     (1,109)       (14)

   Net proceeds from  issuance
       of common stock                        104,439         1          948         --         --        --          --         --
   Tax reduction from exercise
       of stock options                            --        --          344         --         --        --          --         --
   Payments received on
       notes receivable from
       officers and employees                      --        --           --         --         --        --          76
   Net income                   $  17,522          --        --           --     17,522         --        --          --         --
   Foreign currency translation
       adjustments net of
       income tax expense
       of $77                         134          --        --           --         --         --        --          --        134
                                ---------
   Comprehensive income         $  17,656
                                =========  ----------   -------    ---------   --------   --------   -------   ---------  ---------
Balance, September 30, 1998
   (unaudited)                             22,652,847   $   226    $ 129,698   $100,264   (175,818)  $(2,977)  $  (1,033) $     120
                                           ==========   =======    =========   ========   ========   =======   =========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                          Nine Months Ended September 30,
                                                                           ----------------------------
                                                                              1998               1997
                                                                           ---------           --------
Cash flows from operating activities:

   Cash received from customers                                            $ 108,661           $ 90,783
   Cash paid to suppliers and employees                                      (17,284)           (31,378)
   Extinguishment of volumetric production payment                              --              (11,720)
   Interest paid                                                              (3,320)            (2,936)
   Interest received                                                             298                863
   Income taxes paid                                                          (2,535)               (40)
                                                                           ---------           --------

     Net cash provided by operating activities                                85,820             45,572
                                                                           ---------           --------

Cash flows from investing activities:

   Cash invested in seismic data                                            (100,429)           (42,979)
   Cash invested in oil and gas properties                                   (31,586)           (31,189)
   Cash paid to acquire property and equipment                                  (681)            (8,500)
   Cash from disposal of property and equipment                                   17                 28
   Proceeds from sale of stock of subsidiary                                    --               29,723
   Costs related to sale of stock subsidiary                                    --               (5,435)
   Cash received from affiliate for advances                                    --                2,094
   Collections on loans made                                                    --                5,385
                                                                           ---------           --------

     Net cash used in investing activities                                  (132,679)           (50,873)
                                                                           ---------           --------

Cash flows from financing activities:

   Borrowings under line of credit agreements                                 69,207             41,500
   Principal payments under line of credit                                   (24,207)           (41,500)
   Borrowings under term loans                                                  --                7,925
   Principal payments on term loans                                             (262)            (2,212)
   Principal payments on capital lease obligations                               (59)              (811)
   Proceeds from issuance of common stock                                      1,015             11,164
   Costs of debt and equity transactions                                         (66)                (6)
   Payments on receivables from officers and employees                            76                 96
                                                                           ---------           --------

     Net cash provided by financing activities                                45,704             16,156
                                                                           ---------           --------


Effect of exchange rate changes                                                   79                 (8)
                                                                           ---------           --------


Net increase (decrease) in cash and equivalents                               (1,076)            10,847

Cash and cash equivalents at beginning of period                               4,881              3,340
                                                                           ---------           --------


Cash and cash equivalents at end of period                                 $   3,805           $ 14,187
                                                                           =========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)

                                                                   Nine Months Ended September 30,
                                                                     ---------------------------
                                                                        1998              1997
                                                                     -----------        --------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                           $ 17,522           $ 31,184
Adjustments to reconcile net income to net cash provided by
   operating activities:

   Gain on sale of subsidiary stock                                      --              (18,449)
   Gain on increase in underlying equity of affiliate                    --              (10,750)
   Equity in loss (earnings) of affiliate                                (469)                58
   Depreciation, depletion and amortization                            52,432             35,346
   Deferred income tax provision                                        4,935              8,635
   Non-cash sale                                                       (1,140)               --
   Amortization of deferred revenue                                      --               (4,079)
   Discount on note receivable                                           --                 (198)
   Gain on sale of property and equipment                                 (13)               (16)
   Decrease (increase) in receivables                                   3,623               (778)
   Decrease (increase) in other assets                                    347             (1,986)
   Increase in other liabilities                                        8,583              6,605
                                                                     --------           --------

     Total adjustments                                                 68,298             14,388
                                                                     --------           --------


Net cash provided by operating activities                            $ 85,820           $ 45,572
                                                                     ========           ========

Supplemental schedule of non-cash investing activities:
   Capital lease obligations incurred                                $   --             $    374
                                                                     ========           ========

   Increase in the underlying equity of affiliate                    $   --             $ 13,031
                                                                     ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 1998

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1997.


     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income for the quarter and nine-month periods ended September 30, 1998. Accumulated other comprehensive income consists of foreign currency translation adjustments.

NOTE B-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted net income for the three and nine months ended September 30, 1998 and 1997 consist of the following (in thousands except per share amounts):

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,

                                            ------------------------          ------------------------
                                              1998            1997             1998             1997
                                            -------          -------          -------          -------
Net income                                  $ 6,288          $21,696          $17,522          $31,184
                                            =======          =======          =======          =======


Basic weighted average shares                22,634           21,657           22,593           21,094
Effect of dilutive securities: (1)<F1>
   Options and warrants                         184              548              367              727
                                            -------          -------          -------          -------

Diluted weighted average shares              22,818           22,205           22,960           21,821
                                            =======          =======          =======          =======

Per share income:
   Basic                                    $   .28          $  1.00          $   .78          $  1.48
   Diluted                                  $   .28          $   .98          $   .76          $  1.43

-------------------

(1)<F1> During the third quarter of 1998 and 1997 and the first nine months of 1998 and 1997, a weighted average number of options and warrants to purchase 3,873,000, 59,000, 2,563,000 and 485,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

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

NOTE D-OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized, are capitalized. For the nine months ended September 30, 1998 and 1997, general and administrative costs of $1,276,000 and $1,017,000, respectively, have been capitalized to oil and gas properties. For the nine months ended September 30, 1998 and 1997, interest costs of $1,790,000 and $1,535,000, respectively, have been capitalized to oil and gas properties.


NOTE E-VOLUMETRIC PRODUCTION PAYMENT


     During the third quarter of 1997, the Company entered into an agreement to extinguish its volumetric production payment, which was effective July 1, 1997. The cost to acquire the production payment liability exceeded its book value. As a result of this transaction, the Company recorded a pre-tax loss of $4,133,000 in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1997.

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


     On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle common stock. The Company received net proceeds of $29,723,000 from its participation in the offering, resulting in a pre-tax gain, net of costs, on the sale of Eagle common stock of $18,449,000 that is reported in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1997. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the offering that is reported in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's net income for the three and nine months ended September 30, 1998, was $6,288,000 and $17,522,000 respectively, as compared to income from core seismic marketing and exploration and production operations of $5,471,000 and $14,372,000 for the three and nine months ended September 30, 1997, respectively.

     During the third quarter of 1997, the Company spun-off its wholly-owned seismic crew subsidiary, Eagle Geophysical, Inc. ("Eagle). As a result of this transaction, the financial results of Eagle are no longer consolidated in the Company's financial statements beginning August 11, 1997.

RESULTS OF OPERATIONS

     Total revenue increased from $30,793,000 during the third quarter of 1997 to $38,332,000 during the third quarter of 1998. During the first nine months total revenue increased from $92,685,000 in 1997 to $106,235,000 in 1998.
Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production. The third quarter and first nine months of 1997 include revenue of $2,762,000 and $16,316,000, respectively, related to proprietary seismic data acquisition services performed by Eagle.

     Revenue from the marketing of seismic data increased from $21,955,000 in the third quarter of 1997 to $33,714,000 in the third quarter of 1998 and increased from $57,013,000 in the first nine months of 1997 to $91,807,000 in the first nine months of 1998. These increases are primarily attributable to an increase in demand for high-resolution seismic data, which is being used increasingly in oil and gas development as well as exploration efforts.

     Oil and gas revenue was $4,618,000 in the third quarter of 1998 compared to $6,076,000 in the third quarter of 1997 and was $14,428,000 in the first nine months of 1998 compared to $19,356,000 in the first nine months of 1997. The decrease in oil and gas revenue between the third quarters of 1997 and 1998 was caused primarily by lower natural gas production. The decrease in oil and gas revenue between the first nine months of 1997 and 1998 was caused by both lower production volumes and lower commodity prices. The production decline from certain of the Company's shallow, short-lived producing properties has not yet been offset by production from new wells. The Company has experienced delays in new wells coming on-line due to adverse weather conditions and lengthy pipeline negotiations. Additionally, development wells have not been drilled in the time frame anticipated by the Company as a result of some of its partners delaying plans to drill such wells due to lower commodity prices, reallocation of budget funds and consolidations within the industry. Third quarter 1998 production volumes increased approximately 4% from the second quarter 1998 volumes. Net volume and price information for the Company's oil and gas production for the third quarters and first nine months of 1998 and 1997 is summarized in the following table:

                                                          Quarter Ended                    Nine Months Ended
                                                          September 30,                      September 30,
                                                   ----------------------------       ----------------------------
                                                       1998           1997                1998           1997
                                                   -------------  -------------       -------------  -------------


Natural gas volumes (mmcf)                              1,622          1,918               4,543          5,551
Average natural gas price ($/mcf)                       $2.20          $2.18               $2.35          $2.49
Crude oil/condensate volumes (mbbl)                        88             98                 286            313
Average crude oil/condensate price ($/bbl)             $11.22         $18.27              $12.36         $16.62

     Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization increased from $9,268,000 during the third quarter of 1997 to $16,009,000 during the third quarter of 1998 and increased from $23,452,000 to $42,085,000 for the first nine months of 1997 and 1998, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 43% and 48% for the third quarters of 1997 and 1998, respectively, and 42% and 46% for the first nine months of 1997 and 1998, respectively. These changes are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream.

     Depletion of oil and gas properties was $3,323,000 for the third quarter of 1998 compared to $2,977,000 for the third quarter of 1997, which amounted to $1.55 and $1.19, respectively, per mcfe of gas produced during such periods. Depletion of oil and gas properties was $9,697,000 and $9,234,000 during the first nine months of 1998 and 1997, respectively, which amounted to $1.55 and $1.24, respectively, per mcfe of gas produced during such periods. The increase in the rate reflects the amount of exploration and development costs incurred increasing at a higher rate than the proven reserve base. The depletion rate per mcfe of gas produced was $1.55 for both the first and second quarters of 1998.

     Cost of sales consists of expenses associated with oil and gas production and seismic resale support services, as well as geophysical services in the third quarter and first nine months of 1997. The decrease in cost of sales from $3,382,000 to $1,175,000 for the third quarter of 1997 and 1998, respectively, and from $15,813,000 to $3,654,000 for the first nine months of 1997 and 1998, respectively, is primarily due to the third quarter and first nine months of 1997 including cost of sales associated with geophysical services of $2,058,000 and $12,401,000, respectively, whereas in 1998 there are none due to the spin-off of Eagle in 1997. Oil and gas production costs amounted to $.53 and $.56 per mcfe of gas produced in the third quarter and first nine months of 1998, respectively, compared to $.48 and $.42 per mcfe in the same periods in 1997. The increase in rate is primarily due to an increase in workover and maintenance costs on some of the Company's older wells along with increased operating costs on some of the Company's newer wells that are producing from deeper and higher pressure horizons.

     The Company's selling, general and administrative expenses increased during the 1998 periods as compared to the 1997 periods primarily as a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses were 17% for the third quarters of 1997 and 1998, and were 18% for the first nine months of 1997 and 1998.

     Net interest expense increased from $691,000 to $1,516,000 in the third quarter of 1997 and 1998, respectively, and $2,714,000 to $3,913,000 during the first nine months of 1997 and 1998, respectively, primarily due to increased borrowings made under the Company's revolving line of credit during the1998 periods.

     On August 11, 1997, Eagle completed an initial public offering in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. As a result of the offering, the Company now owns 1,520,000 shares of Eagle common stock. The Company received net proceeds of $29,723,000 from its participation in the offering, resulting in a pre-tax gain, net of costs, on the sale of Eagle common stock of $18,449,000. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the offering. The Company's equity in earnings of Eagle was $344,000 and $469,000 in the third quarter and first nine months of 1998, respectively and amounted to a loss of $58,000 for the period from August 11, 1997 to September 30, 1997.

     During the third quarter of 1997, the Company entered into an agreement to extinguish its volumetric production payment, which was effective July 1, 1997. The cost to acquire the production payment liability exceeded its book value. As a result of this transaction, the Company recorded a pre-tax loss of $4,133,000 for the three and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES


     On March 16, 1998, the Company increased its $50,000,000 unsecured revolving line of credit facility to $75,000,000. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on March 16, 2001. The balance outstanding on the revolving line of credit was $66,500,000 at November 11, 1998.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million beginning December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30.

     On October 2, 1998, the Company completed a sale of 794,400 shares of its common stock to its employees. The Company granted five-year loans to its employees for the purchase of which 60% of the loan amount is being paid in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003.

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

     From November 1995 to April 1997, the Company and two of its wholly-owned subsidiaries obtained three separate three-year term loans totaling $747,000. One of the loans bears interest at the rate of 8.413%, and two at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment, which secures the debt. Monthly principal and interest payments total approximately $23,000. The balance outstanding on the loans at November 11, 1998, was $193,000.

     The Company owns 1,520,000 shares of Eagle common stock. As of September 30, 1998, the market value of the Company's remaining equity interest in Eagle was $10,545,000 based on the September 30, 1998 closing price of $6.9375 per share as quoted by NASDAQ. These shares are subject to certain trading restrictions.

     From January 1, 1998, through November 11, 1998, the Company received $1,057,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with these exercises, the Company will also receive approximately $344,000 in tax savings.

     During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

     During the first nine months of 1998, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $106,792,000 and $33,590,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations and borrowings under the Company's revolving line of credit.

     Currently, the Company anticipates capital expenditures for the remainder of 1998 to total approximately $36.5 million. Such expenditures include approximately $30 million for the creation of proprietary seismic data, and approximately $6.5 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the sale of common stock and exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the 1998 capital expenditures, along with expenditures for operating and general and administrative expenses. In addition, the Company is currently negotiating with its banks to increase its revolving line of credit to allow for future growth. In the event the Company does not increase its revolving line of credit, it may arrange for additional debt or equity financing; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company would reduce its capital budget and fund expenditures with cash flow generated from operating sources.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements and has not determined the timing of or method of its adoption of Statement 133. However, the Company anticipates that application of the statement will not have a material effect on its consolidated financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Under this SOP, all costs of start-up activities and organizational costs are to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier implementation is permitted. As of September 30, 1998, the Company had not adopted this SOP; however, the Company anticipates that the application of this SOP will not have a material effect on its consolidated financial statements.

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance, but systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company has made a preliminary review of both its information technology and its non-information technology systems to determine whether they are Year 2000 compliant. The Company has not identified any material systems which are not Year 2000 compliant. The Company is currently preparing a formal questionnaire for all significant suppliers, customers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company has received oral assurances of Year 2000 compliance from many of the third parties with whom it has relationships. The Company believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant. Further, the Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. While it is not possible at present to quantify the cost of corrective actions, management does not expect that these actions will materially exceed the cost of normal software upgrades and replacements expected to occur throughout the Year 2000. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. Therefore, there can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers would not materially and adversely affect the Company's business, financial condition or operating results. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans.

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

                           PART II - OTHER INFORMATION

Items 1., 2., 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on July 29, 1998. Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1.   The election of nine directors to serve until the 1999 Annual Meeting.

            Name                 No. of Votes For      No. of Votes Withheld
     -------------------         ----------------      ---------------------


     Herbert M. Pearlman            19,748,241                  316,044
     Paul A. Frame                  19,748,241                  316,044
     Horace A. Calvert              19,884,477                  179,808
     David S. Lawi                  19,748,241                  316,044
     Debra D. Valice                19,884,177                  180,108
     Walter M. Craig, Jr.           19,748,241                  316,044
     William Lerner                 19,747,941                  316,344
     John E. Stieglitz              19,747,841                  316,444
     Fred S. Zeidman                19,748,041                  316,244


2. Approval of proposed amendments to the Company's Non-Employee Directors' Stock Option Plan.

       No. of Votes For        No. of Votes Against    No. of Votes Abstained
     -------------------       --------------------    ----------------------

        17,840,870                  2,062,312                 161,103

3.   Approval  of the  appointment  of the  public  accounting  firm  of  Arthur
     Andersen  LLP  to  act  as  the  Company's   independent  Certified  Public
     Accountants for the year of 1998.

       No. of Votes For        No. of Votes Against    No. of Votes Abstained
     -------------------       --------------------    ----------------------

        19,952,970                     50,335                  60,980

Item 5.  Other Information.

     A shareholder who wishes to make a proposal at the 1999 Annual Meeting of Shareholders without complying with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (and therefore without including the proposal in the Company's proxy materials) should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by May 15, 1999. If a shareholder fails to give that notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, in their discretion.

Item 6.  Not applicable.

                                   SIGNATURES


     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SEITEL, INC.




Dated:  November 12, 1998                      /s/  Paul A. Frame
                                               ---------------------------------
                                                    Paul A. Frame
                                                    President




Dated:  November 12, 1998                      /s/  Debra D. Valice
                                               ---------------------------------
                                                    Debra D. Valice
                                                    Chief Financial Officer




Dated:  November 12, 1998                      /s/  Marcia H. Kendrick
                                               ---------------------------------
                                                    Marcia H. Kendrick
                                                    Chief Accounting Officer