Form 10-K
period 1998-12-31
SEITEL INC
filed 1999-03-31
CIK 750813

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-------
|  X  |   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934
          For Fiscal Year Ended December 31, 1998
                          -----------------------
                  OR

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

                            ----                  ----
                   Yes       X            No
                            ----                  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 1999 was approximately $321,985,638. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $14.625 and there were a total of 23,810,852 shares of Common Stock outstanding.

     Documents Incorporated by Reference:

     Document                                              Part
     ------------------------------------                --------
     Definitive Proxy Statement for                        III
     1999 Annual Stockholders Meeting

ITEM 1.  BUSINESS
         --------

General
-------

     Seitel, Inc. (the "Company") is a leading diversified energy company providing seismic data and related geophysical technology used in oil and gas exploration and production. The Company sells its proprietary information-technology to oil and gas companies and has developed an evolving crude oil and natural gas exploration and production company. See Note O to the Company's Consolidated Financial Statements for financial information relating to industry segments.

Seismic Operations
------------------

     Since its inception in 1982, the Company has been engaged in the development of a proprietary library of seismic data, created by both the Company and others. The Company's seismic data library is primarily owned and marketed by Seitel Data, Ltd., a Texas limited partnership of which wholly-owned Seitel subsidiaries constitute all of the limited and general partners, and Olympic Seismic, Ltd., a wholly-owned Canadian subsidiary. The data library, which consists of both two-dimensional ("2D") and three-dimensional ("3D") data, is marketed to major and independent oil and gas companies under license agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological structures are principal techniques used in oil and gas exploration and development to determine the existence and location of subsurface hydrocarbons.

     At December 31, 1998, the Company owned approximately 920,000 linear miles of 2D and approximately 11,750 square miles of 3D seismic data which it maintained in its library and marketed an additional 270,000 linear miles of 2D data. Subsequent to December 31, 1998 the Company acquired the entire database of Amoco Canada consisting of 235,000 linear miles of 2D and 2,790 square miles of 3D seismic data. The Company's seismic data library now constitutes the largest seismic data base marketed publicly in North America based solely on management's knowledge and beliefs regarding the industry. The Company's U.S. seismic surveys extend to virtually every major domestic exploration and development region, with the majority of the seismic surveys covering onshore and offshore the U.S. Gulf Coast. In addition, the Company's international seismic surveys are concentrated in Western Canada and the Continental Shelf offshore the United Kingdom and Ireland.

     The Company's marketing team of 20 seismic sales specialists markets data from its library and from newly initiated seismic surveys. The Company's marketing philosophy is that seismic data, like most other products, must be sold aggressively as opposed to waiting passively for customer purchases. The marketing team monitors energy industry exploration and development activities through close interaction with oil and gas companies on a daily basis to maximize seismic sales opportunities.

     The Company has a 12 member staff of geotechnical professionals dedicated to its seismic operations, who have in excess of 225 years of collective geophysical experience. Together, the marketing team and geotechnical professionals help clients evaluate their respective seismic requirements, design seismic data programs to meet market demand, and supervise the reprocessing of data in the Company's library to enhance future resales.

     Three-dimensional seismic data provides a graphic geophysical depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of subsurface hydrocarbons. The proper use of 3D surveys can significantly increase drilling success rates and reduce the occurrence of costly dry holes, uneconomic wells and non-commercial wells and, correspondingly, significantly lower exploration and development finding costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data, particularly for onshore data. As a result, 2D data remains economically more efficient for preliminary, broad-scale exploration evaluation and to determine the location for 3D surveys. Also, the best way to design a 3D survey is from 2D data grids of the respective area. The 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential.

     The Company creates data using "group shoot" programs. Prior to undertaking a seismic survey, the Company pre-contracts a majority of the cost of the project by arranging multi-client participation or "group shoots." In a group shoot program, several oil and gas companies share in the expense of a survey and thereby materially reduce their respective cost of the survey, while the Company reduces its initial capital requirements associated with the seismic survey. In a group-shoot survey, the Company retains ownership of the data created and markets licenses to use the data both to the group-shoot participants and subsequently to others who make selections after the data is added to the Company's library. (Seismic data cannot be transferred by a licensee to another party; each individual user must purchase a respective license.) The Company contracts with selected seismic acquisition crew companies to conduct both onshore and offshore seismic surveys.

     The Company has developed fully-integrated 3D technology and operations, which extend from its expansive 2D seismic library from which to best design the parameters for 3D surveys, its large and growing 3D data library, a processing center and proprietary computer technology coupled with extensive geophysical application expertise to effectively interpret 3D data.

Oil and Gas Exploration and Production Operations
-------------------------------------------------

     In addition to licensing its seismic data to customers, the Company also utilizes its seismic expertise to participate directly in oil and gas exploration, development and ownership of hydrocarbon reserves through partnering relationships with oil and gas companies. The Company's strategy is to combine its 3D and 2D seismic expertise and related geophysical technologies with the land position and geology, engineering and drilling expertise of selected petroleum producers in exploration and development programs. The Company believes that this combination will result in higher drilling success rates, thereby allowing the Company to participate in oil and gas exploration and development on a relatively low cost/low risk basis, and to build an asset base of oil and gas reserves which complement its seismic data library.

     Since its formation in 1993, the Company's wholly-owned exploration and production subsidiary, DDD Energy, Inc. ("DDD Energy"), has entered into and maintained cost and revenue-sharing relationships with more than 100 petroleum companies and, in doing so, has received the benefit of these petroleum companies' land, geological, engineering and drilling staffs. DDD Energy has conducted over 1,900 square miles of advanced 3D surveys, located primarily in the Gulf Coast areas of onshore Texas, Louisiana, Alabama and Mississippi, as well as California and Arkansas. DDD Energy's working interest in these projects ranges from approximately 10% to 90%, with an average working interest of approximately 31%. More than 200 square miles of 3D surveys are scheduled to be conducted in 1999 by DDD Energy and its partners. The majority of the well locations pinpointed by the surveys that have already been completed and interpreted should be drilled during the next three years. DDD Energy exclusively utilizes the Company's processing and interpretation technology and operations to provide optimum quality control and confidentiality for the exploration and production programs in which DDD Energy participates.

     Since inception, DDD Energy has participated in the drilling of 281 wells, 191 of which were commercially productive for a 68% success rate.

Customers
---------

     The Company markets its seismic data to major and independent oil and gas companies. No one customer accounted for as much as 10% of the Company's revenues during the years 1998, 1997 or 1996. As a result, the Company does not believe that the loss of any customer would have a material adverse impact on its seismic business. The Company believes the size of its customer base is due to its seismic technology and capabilities and the increasing size of its data-library base.

Competition
-----------

     The creation and resale of seismic data are highly competitive in the United States. There are a number of independent oil-service companies that create and market seismic data, and numerous oil and gas companies create seismic data and maintain their own seismic data banks. Some of the Company's competitors have longer operating histories, greater financial resources and larger sales volumes than the Company. However, the number of independent seismic companies has decreased significantly during the last decade due to difficult industry conditions. In 1985, there were approximately 150 independent seismic companies operating in the United States, of which approximately 15 were significant competitors. In 1998, there were approximately 100 companies, with approximately 10 significant competitors. With the U.S. "oil patch" collapse in 1985, many of the independent seismic companies went out of business; during the 1990's, this industry has witnessed a major consolidation. At the same time, oil and gas companies have reduced their internal geophysical staffs and have out-sourced more for services such as seismic data. The Company believes it can compete favorably because of the expansiveness of its data-library base, the expertise of its marketing staff and the technical proficiency and exploration experience of its geotechnical staff. These resources enable the Company to provide high-quality service and to create and market high-grade data.

     In the oil and gas exploration and production business there are numerous oil and gas companies competing for the acquisition of mineral properties. The Company believes it can participate effectively in the exploration for and development of natural gas and crude oil reserves because of its fully-integrated seismic resources and corollary geophysical expertise combined with the geological and engineering experience and land positions of the Company's oil and gas company partners.

Seasonality and Timing Factors
------------------------------

     The Company's results of operations can fluctuate from quarter to quarter. The fluctuations are caused by a number of factors.

     With respect to the Company's seismic licensing revenue, the Company's results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in either equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. As a result, the Company's seismic data revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year. In addition, certain weather-related events may delay the creation of seismic data for the Company's library during any given quarter. Although the majority of the Company's seismic resales are under $500,000 per sale, occasionally a single data resale from the Company's library can be as large as $5 million or more. Such large resales can materially impact the Company's results during the quarter in which they occur, creating an impression of a trend of increasing revenue that may not be achieved in subsequent periods.

     With respect to revenue from the Company's oil and gas operations, bringing a small number of high-production wells on line in a given quarter can materially impact the results of such quarter since many of the wells in which the Company participates experience high initial flow rates for the first 60 to 90 days of production and then taper off to a lower, steady rate for the remainder of their lives. If several of such wells are brought on line in a quarter, the results for such quarter will appear unusually strong, and then later, when production decreases to its long-term, steady rate, the Company's results may not be able to sustain the trend of increased performance indicated by the strong results of the previous quarter. The Company's oil and gas exploration and production operations also can be impacted by certain weather-related events as well as by mechanical and equipment problems or shortages and other factors, which may delay the hookup of successfully completed wells and delay the resultant production revenue. Also, due to the high percentage of gas reserves in the Company's portfolio and the seasonal variations in gas prices, the Company's results from its oil and gas operations also are subject to significant fluctuations due to variations in commodity prices. In addition, some producing wells may be required periodically to go off line for pipeline and other maintenance. The Company does not believe that these fluctuations in quarterly results are indicative of the Company's long-term prospects and financial performance.

     See  Note  P  to  the  Company's   Consolidated  Financial  Statements  and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees
---------

     As of December 31, 1998, the Company and its subsidiaries had 110 full-time employees and three employees who devote part of their time to the Company who are also officers of other corporations. None of the Company's employees are covered by collective bargaining agreements. Of these employees, 72 are related to the seismic operations and 21 are related to the oil and gas operations. The balance provides accounting and administrative support for all operations. The Company believes it has a favorable relationship with its employees. The Company has employment contracts with five of its senior corporate executives.

Risk Factors
------------

     ANY INVESTMENT IN OUR SECURITIES INVOLVES RISK. INVESTORS SHOULD CAREFULLY CONSIDER, IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, THE RISKS DESCRIBED BELOW BEFORE MAKING ANY INVESTMENT DECISION.

     Decreases in Energy Industry Spending Could Adversely Affect Our Business.
     -------------------------------------------------------------------------

     Demand for our seismic data depends primarily upon the level of spending by oil and gas companies for exploration, production and development activities. These spending levels may increase and decrease with increases and decreases in the commodity prices for oil and gas, so that demand for our seismic data may be affected to some degree by market prices for natural gas and crude oil, which have historically been very volatile. As a result of recent weakness in oil and gas commodity prices, the level of overall oil and gas industry activity has declined from levels experienced in recent years. If our customers' capital spending decreases in line with overall recent industry trends, it could have a significant adverse effect upon the demand for our services and our results of operations and cash flow. Revenues generated by our oil and gas exploration and development business increase and decrease with increases and decreases in the market prices of oil and gas. Also, factors beyond our control may affect our oil and gas operations. These factors include the level of supply of natural gas and oil, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

     Drilling Hazards and Dry Holes Could Affect Our Oil and Gas Activities.
     ----------------------------------------------------------------------

     Our oil and gas operations are subject to hazards incident to the drilling of oil and gas wells, such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, or other environmental risks, as well as to the risk that we may not encounter any commercially productive natural gas or oil reserves. Some of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. We seek to reduce dry hole risks by utilizing 3D seismic data, where appropriate, to help us determine where to drill. However, since we do not act as operator in our oil and gas drilling business, we are dependent upon our petroleum company partners to conduct operations in a manner so as to minimize these operating risks. In accordance with industry practice, we maintain insurance against some, but not all, of these operating risks. We cannot be sure that adequate insurance will be available in the future, or that we will be able to maintain adequate insurance on terms and conditions we find acceptable. As a result of the risks inherent in oil and gas operations, the success of our oil and gas exploration, development and production activities is uncertain.

     Loss of Key Personnel Could Adversely Affect Our Business.
     ---------------------------------------------------------

     Our operations are dependent upon a relatively small group of management and technical personnel. The loss of one or more of these individuals could have a material adverse effect on us. We use equity ownership and other incentives to attract and retain our employees. In addition, we have employment agreements with our President and Chief Executive Officer, Paul A. Frame, Executive Vice President and Chief Operating Officer, Horace A. Calvert, and Executive Vice President of Finance and Chief Financial Officer, Debra D. Valice.

     Regional Events May Affect Our Geographically Concentrated Operations.
     ---------------------------------------------------------------------

     Most of the seismic data in our seismic data library, as well as most of our existing interests in oil and gas properties, are located along the coast and offshore in the U.S. Gulf of Mexico. Because of this concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production will impact us more adversely than if we were more geographically diversified.

     Extensive  Governmental  Regulation  of  Our  Business  Affects  Our  Daily
     ---------------------------------------------------------------------------
     Operations.
     ----------

     The oil and gas industry in general is subject to extensive governmental regulation, which may be changed from time to time in response to economic or political conditions. In particular, our oil and gas exploration and production is subject to federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, and other similar regulations. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment. Environmental regulations affect our operations on a daily basis. Also, we believe that the trend toward more expansive and stricter environmental laws and regulations will continue. The implementation of new, or the modification of existing, laws or regulations affecting the oil and gas industry could have a material adverse impact on us.

Other
-----

     The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

     The following  organization chart gives an overview of the structure of the
Company:

                           ---------------------------
                      +----| Seitel Delaware, Inc.   | 1%
                      |    | 100%                    |----+    ----------------------------
                      |    ---------------------------    |    |Seitel Data, Ltd.         |
                      |                                   |----|                          |
                      |    --------------------------- 99%|    ----------------------------
                      |----| Seitel Data Corp.       |----+
                      |    | 100%                    |----+    ----------------------------
                      |    ---------------------------    |    |Seitel Offshore Corp.     |
                      |                                   |----|100%                      |
                      |    ---------------------------    |    ----------------------------
                      |----| DDD Energy, Inc.        |    |
                      |    | 100%                    |    |    ----------------------------
------------------    |    ---------------------------    |    |Seitel International, Inc.|
++++++++++++++++++    |                                   |----|100%                      |
+                +    |    ---------------------------    |    ----------------------------
+  SEITEL, INC.  +----+----| Matrix Geophysical, Inc.|    |
+                +    |    | 100%                    |    |    ----------------------------
++++++++++++++++++    |    ---------------------------    |    |Datatel, Inc.             |
------------------    |                                   +----|100%                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Canada Holdings, |
                      |    | Inc.                    |         ----------------------------
                      |    | 100%                    |---------|Olympic Seismic Ltd.      |
                      |    ---------------------------         |100%                      |
                      |                                        ----------------------------
                      |    ---------------------------
                      |----| Seitel Management, Inc. |
                      |    | 100%                    |
                      |    ---------------------------
                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Geophysical, Inc.|----+----|African Geophysical, Inc. |
                      |    | 100%                    |    |    |100%                *<F1> |
                      |    ---------------------------    |    ----------------------------
                      |                                   |
                      |    ---------------------------    |    ----------------------------    --------------------------
                      |----| Alternative Communica-  |    +----|EHI Holdings, Inc.        |----| Eagle Geophysical, Inc.|
                      |    | tions Enterprises, Inc. |         |100%                      |    | 17.3%                  |
                      |    | 100%                    |         ----------------------------    --------------------------
                      |    |                   *<F1> |
                      |    ---------------------------
                      |
                      |    ---------------------------
                      |----| Exsol, Inc.             |
                      |    | 100%                    |
                      |    |                   *<F1> |
                      |    ---------------------------
                      |
                      |    ---------------------------
                      |----| Geo-Bank, Inc.          |
                      |    | 100%                    |
                      |    |                   *<F1> |
                      |    ---------------------------
                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Gas & Energy     |---------|Seitel Natural Gas, Inc.  |
                      |    | Corp.                   |         |100%                *<F1> |
                      |    | 100%              *<F1> |         ----------------------------
                      |    ---------------------------
                      |
                      |    ---------------------------
                      +----| Seitel Power Corp.      |
                           | 100%                    |
                           |                   *<F1> |
                           ---------------------------

<F1> * Dormant

ITEM 2.  PROPERTIES
         ----------

     The Company, through its wholly-owned subsidiary DDD Energy, participates in oil and gas exploration and development efforts. For estimates of the Company's net proved and proved developed oil and gas reserves as of December 31, 1998, see Note Q to the Company's Consolidated Financial Statements. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note Q to the Company's Consolidated Financial statements represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and liquids, including crude oil, condensate and natural gas liquids, that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

     The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 1998. Gross oil and gas wells include 10 with multiple completions. All of the wells are operated by the Company's oil and gas company partners. A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

                          Gross Wells       Net Wells
                          -----------       ---------
     Oil                       52              12.35
     Gas                      114              32.05

     The following table sets forth the number of net wells drilled in the last three fiscal years in which the Company participated.

                              Exploratory                           Development
                      --------------------------------      --------------------------------
                       Productive        Dry    Total        Productive     Dry       Total
                       ----------        ---    -----        ----------     ---       -----
1998
----
Texas                        .57        1.68     2.25            1.10         -        1.10
Mississippi                 1.00        1.00     2.00               -         -           -
Louisiana                   1.50        1.75     3.25             .66       .33         .99
California                   .15         .15      .30               -         -           -
Arkansas                       -         .13      .13               -         -           -
Michigan                       -         .25      .25               -         -           -

1997
----
Texas                       5.29        4.05     9.34            1.88       .52        2.40
Mississippi                 2.64        2.00     4.64            1.24         -        1.24
Louisiana                   2.35        1.05     3.40            1.05         -        1.05

1996
----
Texas                       2.85         .90     3.75            2.91         -        2.91
Mississippi                  .69        2.48     3.17               -       .15         .15
Louisiana                    .25         .26      .51               -         -           -

     As of December 31, 1998, the Company was participating in the drilling of 2 gross and .52 net wells.

     The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1998. The table does not include additional acreage, which the Company may earn upon completion of pending 3D seismic data projects. "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

                       Developed Acres              Undeveloped Acres
                 ----------------------------  -----------------------------
                    Gross            Net          Gross            Net
                 -------------   ------------  -------------   -------------

California                  -              -        138,726          41,786
Texas                  25,106         11,267         88,651          24,120
Louisiana               6,864          1,446         79,672          24,164
Mississippi             4,100          1,321         26,806          16,239
Michigan                  260            130          6,000           2,000
Arkansas                    -              -          3,600             450
Alabama                   160              5          1,516             270
                 -------------   ------------  -------------   -------------
Total                  36,490         14,169        344,971         109,029
                 =============   ============  =============   =============

     The following table describes for each of the last three fiscal years, crude oil (including condensate and natural gas liquids) and natural gas production for the Company, average production costs and average sales prices. All such production comes from the U.S. Gulf Coast region. The Company has not filed any different estimates of its December 31, 1998 reserves with any federal agencies.

                           Net Production        Average        Average Sales Price
                        ---------------------                 -------------------------
      Year Ended           Oil       Gas        Production        Oil          Gas
     December 31,        (Mbbls)    (Mmcf)    Cost per Mcfe      (Bbls)       (Mcf)
         1998              386      6,216         $.55          $11.78        $2.27
         1997              420      6,926          .55           16.83         2.63
         1996              363      4,902          .44           18.52         2.28

     The amounts in 1997 and 1996 include 56,000 and 84,000 barrels, respectively, and 1,795 and 2,094 million cubic feet, respectively, delivered under the terms of a volumetric production payment agreement effective July 1, 1996 at an average price of $14.04 and $14.91, respectively, per barrel and $1.84 and $2.15 per mcf, respectively.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company's financial position or results of operations.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------------------

     The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 1998 and 1997 as reported by the New York Stock Exchange.

                                             1998                             1997(1)<F1>
                                -------------------------------    -------------------------------
                                    High              Low              High              Low
                                -------------     -------------    -------------     -------------
  First Quarter               $     17.25       $      13.19     $      22.31      $      15.69
  Second Quarter                    19.31              14.69            19.50             16.31
  Third Quarter                     17.25               8.69            22.81             18.44
  Fourth Quarter                    16.00               9.56            25.88             16.00

<F1> (1)  All stock market prices have been restated to reflect the  two-for-one stock split in December 1997.

     On March 29, 1999, the closing price for the Common Stock was $14.625. To the best of the Company's knowledge, there are approximately 1,265 record holders of the Company's Common Stock as of March 29, 1999.

Dividend Policy
---------------

     The Company did not pay cash dividends during 1997 or 1998, and it intends to retain future earnings in order to provide funds for use in the operation and expansion of its business. Because the payment of dividends is dependent upon earnings, capital requirements, financial conditions, any required consents of lenders and other factors, there is no assurance that dividends, whether in the form of stock or cash, will be paid in the future.

ITEM 6. SELECTED  CONSOLIDATED  FINANCIAL DATA (in  thousands,  except per share data)
        ------------------------------------------------------------------------

     The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.

   Statement of Operations Data:                                 Year Ended December 31,
                                        ---------------------------------------------------------------------------
                                           1998             1997            1996           1995             1994
                                        -----------      ----------      ----------     -----------      ----------

Revenue                                $    144,857     $   127,556     $   106,002    $     74,439     $    70,902

Expenses and costs:

   Depreciation, depletion and
     amortization                            69,890          49,679          39,249          26,872          27,181
   Impairment of oil and gas
     properties                                   -           9,560               -               -               -
   Cost of sales                              4,874          17,953          19,402          13,071          10,499
   Selling, general and
     administrative                          26,599          23,043          19,165          15,393          14,672
                                        -----------      ----------      ----------     -----------      ----------
                                            101,363         100,235          77,816          55,336          52,352
                                        -----------      ----------      ----------     -----------      ----------

Income from operations                       43,494          27,321          28,186          19,103          18,550

Interest expense, net                        (5,540)         (3,554)         (2,900)         (3,078)         (3,198)
Equity in earnings (loss) of
   affiliate                                    222             146            (186)              -               -
Gain on sale of subsidiary
   stock                                          -          18,449               -               -               -
Increase (decrease) in under-
   lying equity of affiliate                   (193)         10,750               -               -               -
Extinguishment of volumetric
   production payment                             -          (4,133)              -               -               -
                                        -----------      ----------      ----------     -----------      ----------
Income from continuing
   operations before provision
   for income taxes and
   extraordinary item                        37,983          48,979          25,100          16,025          15,352

Provision for income taxes                   13,623          17,422           8,863           5,898           5,681
                                        -----------      ----------      ----------     -----------      ----------
Income from continuing
   operations before
   extraordinary item                        24,360          31,557          16,237          10,127           9,671

Loss from discontinued
   operations, net of tax                         -               -            (988)         (1,196)            (52)
Loss on disposal of
   discontinued operations,
   net of tax                                     -               -               -            (252)              -
                                        -----------      ----------      ----------     -----------      ----------
Income before extraordinary
   item                                      24,360          31,557          15,249           8,679           9,619
Extraordinary charge on early
   extinguishment of debt, net
   of tax                                         -               -               -               -            (304)
                                        -----------      ----------      ----------     -----------      ----------
Net income                             $     24,360     $    31,557     $    15,249    $      8,679     $     9,315
                                        ===========      ==========      ==========     ===========      ==========

    Statement of Operations Data:                                 Year Ended December 31,
                                        --------------------------------------------------------------------------
                                           1998            1997            1996           1995             1994
                                        -----------     ----------      ----------     -----------      ----------
Earnings per share: (1)<F1>
   Basic:
   Income from continuing
     operations before
     extraordinary item                $       1.07    $      1.48     $       .83    $        .55     $       .68
   Discontinued operations                        -              -            (.05)           (.08)              -
   Extraordinary item                             -              -               -               -            (.02)
                                        -----------     ----------      ----------     -----------      ----------
   Net income                          $       1.07    $      1.48     $       .78    $        .47     $       .66
                                        ===========     ==========      ==========     ===========      ==========

   Diluted:
   Income from continuing
     operations before
     extraordinary item                $       1.05    $      1.43     $       .79    $        .49     $       .55
   Discontinued operations                        -              -            (.05)           (.07)              -
   Extraordinary item                             -              -               -               -            (.02)
                                        -----------     ----------      ----------     -----------      ----------
   Net income                          $       1.05    $      1.43     $       .74    $        .42     $       .53
                                        ===========     ==========      ==========     ===========      ==========

Weighted average shares: (1)<F1>
   - Basic                                   22,720         21,380          19,646          18,408          14,212
   - Diluted                                 23,124         22,050          20,660          20,976          18,237


                                        -----------------------------------------------------------------------------------
                                                                       As of December 31,
                                        -----------------------------------------------------------------------------------
Balance Sheet Data:                        1998              1997              1996             1995               1994
                                        -----------       -----------       -----------      ------------       -----------

Data bank, net                         $    262,950     $    180,936      $    126,998     $     105,369      $     95,801

Oil and gas properties, net                 148,977          112,915            86,572            42,424            21,389

Total assets                                495,767          365,682           294,679           209,567           166,769

Total debt                                  150,690           90,566            86,488            61,283            16,927

Stockholders' equity                        237,587          207,273           155,641           120,378           101,329

Stockholders' equity per
   common share outstanding
   at December 31                      $       9.98     $       9.19      $       7.51     $        6.38      $       5.74

Common shares outstanding at
   December 31 (1)<F1>                       23,805           22,548            20,724            18,874            17,652

<F1> (1)  All number of shares and per share  amounts have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend in December 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

Introduction
------------

     The  following  table  sets  forth  selected   financial   information  (in
thousands) for the periods indicated, and should be read in conjunction with the discussion of Results of Operations below.

                                                                  1998              1997              1996
                                                              ------------      ------------      ------------
Seismic:
   Revenue                                                   $     125,863     $      85,560     $      67,138
   Amortization                                                     57,117            35,163            30,477
   Cost of sales                                                       191               394               448

Oil and Gas:
   Revenue                                                          18,994            25,680            18,255
   Depletion                                                        11,872            12,666             7,212
   Impairment of oil and gas properties                                  -             9,560                 -
   Cost of sales                                                     4,683             5,168             3,134

Geophysical Services:
   Revenue                                                               -            16,316            20,609
   Depreciation                                                          -               983               951
   Cost of sales                                                         -            12,391            15,820

Other depreciation                                                     901               867               609
Selling, general and administrative                                 26,599            23,043            19,165
Net interest expense                                                 5,540             3,554             2,900
Equity in earnings (loss) of affiliate                                 222               146              (186)
                                                              ------------      ------------      ------------

Income from continuing operations before provision
   for income taxes and special items (1)<F1>                       38,176            23,913            25,100

Provision for income taxes                                          13,692             8,498             8,863
                                                              ------------      ------------      ------------

Income from continuing operations before special items(1)<F1>$      24,484     $      15,415     $      16,237
                                                              ============      ============      ============
Net income                                                   $      24,360     $      31,557     $      15,249
                                                              ============      ============      ============
----------------------------------

<F1>     (1)      Special  items for the year ended  December 31, 1998 include a pre-tax loss of $193,000 related to the decrease in the underlying equity of an affiliate. Special items for the year ended December 31, 1997 include a pre-tax gain of $29,199,000 related to the spin-off of the Company's seismic acquisition crew subsidiary and a pre-tax loss of $4,133,000 related to the extinguishment of the Company's volumetric production payment.

Results of Operations
---------------------

     Seismic
     -------

     Revenue from the marketing of seismic data was $125,863,000, $85,560,000 and $67,138,000 during 1998, 1997 and 1996, respectively. The increases between years are primarily attributable to an increase in demand for high-resolution seismic data, which is being used increasingly in oil and gas exploration and development efforts due to the increased probability of drilling success achieved when employing 3-D seismic data in the evaluation of drilling prospects. The Company believes the demand for its seismic data remains strong despite weakness in the energy sector driven by depressed oil and gas prices. This commodity price environment requires oil and gas companies to increase reserves and daily production at nominally lower finding costs per barrel in order to sustain profits. By properly utilizing 3D seismic data, exploration companies can significantly increase drilling success rates and reduce the occurrence of dry holes. Although the acquisition of 3D seismic data does require a greater investment compared to 2D seismic, new technology has made multi-client 3D seismic data more economical to smaller independent oil and gas companies. By participating in group shoots, oil and gas companies can share the cost of expensive surveys that they could not otherwise make on their own. Further, oil and gas companies have learned that 3D seismic can increase recoveries of reserves from existing mature oil fields by optimizing the drilling location of development wells while also revealing additional step-out locations that had not been apparent using 2D seismic. Additionally, management believes that the Company will continue to experience a steady demand for its 2D data library as oil and gas companies initially use 2D seismic to evaluate prospects. Although many exploration and production companies are reducing their capital expenditures in response to low commodity prices, management believes that seismic data expenditures will likely be one of the last areas where reductions are made because seismic is the information tool that can allow companies to lower exploration and development costs. Exploration and production company employees can work for years on defining prospects to be drilled without employing most oilfield services, but without seismic data, these geo-scientists and engineers would not have the essential tools to generate and delineate drilling prospects.

     Data bank amortization amounted to $57,117,000, $35,163,000 and $30,477,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As a percentage of revenue from licensing seismic data, data bank amortization was 46%, 42% and 47% for 1998, 1997 and 1996, respectively. These changes between years are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue stream and, in 1997, an increase in revenue from purchased seismic data which is generally amortized on a straight-line basis. For a discussion of the Company's accounting policy related to seismic data amortization refer to Note A of the Company's Consolidated Financial Statements.

     The Company's (and its industry's) seismic revenue trends are evaluated and results are used in estimating future revenue expected to be received on its seismic data. Pricing of seismic data is significant when it indicates a revision to estimated future revenue. During periods of expected declines in activity, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and liquidity and operating results to decline. If the Company perceives an impairment in value due to reduced, or a lack of, estimated future revenue, a write-down of the asset is recognized. In periods of upturn, the opposite may occur, except, however, the prior write-downs are not reversed. Management believes that the economic outlook for the Company's seismic business is stable and the possibility for significant improvement exists.

     Oil and Gas
     -----------

     Oil and gas revenue was  $18,994,000,  $25,680,000 and  $18,255,000  during
1998, 1997 and 1996, respectively. The decrease in oil and gas revenue from 1997 to 1998 is primarily due to lower realized commodity prices along with lower natural gas production. The production decline from certain of the Company's shallow short-lived producing properties has not yet been offset by production from new wells. Certain wells with high initial flow rates had decline curves earlier and greater than was expected. Additionally, some development wells have not been drilled in the time frame anticipated by the Company as a result of some of its partners delaying plans to drill such wells due to lower commodity prices, reallocation of budget funds and consolidations within the industry. The increase in oil and gas revenue from 1996 to 1997 is primarily due to higher production resulting from more wells being on line in 1997 along with higher realized gas prices. The first year of oil and gas operations for the Company was 1993. Since then, the Company has steadily increased its exploration and development efforts resulting in 92 wells producing at December 31, 1996 increasing to 122 at December 31, 1997 and to 144 at December 31, 1998. Net volume and price information for the Company's oil and gas production for the years ended December 31, 1998, 1997 and 1996 is summarized in the following table (amounts include deliveries made under the terms of a volumetric production payment agreement effective from July 1, 1996 to June 30, 1997):

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                              1998          1997          1996
                                                            --------      --------      --------
Natural gas volumes (mmcf)                                     6,216         6,926         4,902
Average natural gas price ($/mcf)                          $    2.27     $    2.63     $    2.28
Crude oil/condensate volumes (mbbl)                              386           420           363
Average crude oil/condensate price ($/bbl)                 $   11.78     $   16.83     $   18.52

     Depletion of oil and gas properties, excluding the impairment in 1997 discussed below, was $11,872,000, $12,666,000 and $7,212,000 for the years ended December 31, 1998, 1997 and 1996, respectively, which amounted to $1.39, $1.34 and $1.02, respectively, per mcfe of gas produced during such periods. The increase in the rates between 1996, 1997 and the first three quarters of 1998 reflects the amount of exploration and development costs incurred increasing at a higher rate than the proven reserve base. The rate in the fourth quarter of 1998 decreased to $.95 per mcfe of gas produced from $1.55 per mcfe for the first three quarters of 1998. This decrease in the rate is due to the significant increase in the Company's proved reserves as determined by the Company's independent petroleum engineers resulting from both new discoveries in 1998 and positive revisions to previous reserve estimates. Management currently anticipates that the Company's depletion rate will be less than $1.00 per mcfe of gas produced during 1999.

     At December 31, 1997, the Company recorded a non-cash impairment of oil and gas properties totaling $9,560,000 ($6,160,000, net of taxes) based on its December 31, 1997, estimated proved reserves valued at March 18, 1998 market prices. The impairment was primarily due to lower commodity prices as compared to the December 31, 1996 and 1997 prices.

     Oil and gas production costs amounted to $.55, $.55, and $.44 per mcfe of gas produced during 1998, 1997 and 1996, respectively. The increase in the rate from 1996 to 1997 is primarily attributable to the number of oil wells the Company has in relation to its total wells as oil wells typically have higher associated production costs than gas wells. Additionally, in 1997, ad valorem taxes increased as a result of the increase in the value of reserves.

     Geophysical Services
     --------------------

     Revenue from the acquisition of proprietary seismic data and leasing of seismic equipment ("geophysical services") performed by the Company's former seismic acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), was $16,316,000 and $20,609,000 for 1997 and 1996, respectively. The decrease from 1996 to 1997 is a result of the spin-off of Eagle on August 11, 1997. Consequently, the geophysical services revenue for 1997 represents approximately seven and one-half months, whereas 1996 represented a full year.

     The decrease in cost of sales from 1996 to 1997 is due to the 1997 cost of sales reflecting only seven and one-half months of activity as a result of the spin-off of Eagle, whereas 1996 represented a full year. Gross profit margin related to the acquisition of seismic data for non-affiliated parties (revenue less cost of sales) was 19% and 21% for 1997 and 1996, respectively.

     Corporate and Other
     -------------------

     The Company's selling, general and administrative expenses were $26,599,000 in 1998, $23,043,000 in 1997 and $19,165,000 in 1996. The increase for each year was primarily a result of variable expenses, including commissions on revenue and compensation tied to pre-tax profits, related to the increased volume of business. As a percentage of total revenue, these expenses were 18% in 1996, 1997 and 1998.

     The Company's interest expense was $5,963,000 in 1998, $4,609,000 in 1997 and $4,063,000 in 1996. The increase in interest expense from 1996 to 1997 was primarily due to interest incurred on borrowings made under the Company's revolving line of credit during 1997 along with the full amount of Senior Notes being outstanding for all of 1997 whereas in 1996 $52.5 million was outstanding for the entire year and $22.5 million was outstanding for approximately nine months. The increase from 1997 to 1998 was primarily due to increased borrowings made under the Company's revolving line of credit during 1998.

     Interest income was $423,000 in 1998,  $1,055,000 in 1997 and $1,163,000 in
1996. The decreases between years were primarily due to the fluctuations in cash balances available for investment.

     On August 11, 1997, Eagle completed an initial public offering in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. The Company received net proceeds of $29,723,000 from its participation in the offering, resulting in a pre-tax gain, net of costs, of $18,449,000 from its sale of Eagle stock in 1997. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 in 1997, representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the offering. In 1998, Eagle issued stock in connection with two acquisitions, which caused the Company to record a pre-tax loss of $193,000. The Company's equity in earnings of Eagle was $146,000 for the period from August 11, 1997 to December 31, 1997 and was $222,000 for the year ended December 31, 1998.

     As a result of the offering, the Company now owns 1,520,000 shares of Eagle common stock, or 17.3% of the outstanding shares of Eagle, at a book value of $15,544,000 or $10.23 per share. The Company accounts for its investment in Eagle using the equity method whereby such investment is based on the Company's historical cost plus the Company's share of (i) Eagle earnings and losses and
(ii) Eagle's equity as a result of issuances of stock. In accordance with the accounting literature, an investment in a company accounted for under the equity method is carried on such basis rather than based on the fair market value of the stock unless an "other than temporary" decline in the market value of the stock has occurred. Once an "other than temporary" decline in the market value of the stock occurs, an impairment in the carrying value of the investment should be recorded. An "other than temporary" decline is deemed to have occurred if the fair market value is depressed for a period of more than nine to twelve months. Eagle's stock has been trading at a price below the Company's carrying value since August 1998. If the weakness in commodity prices continues, and, in turn the oilfield service sector market values remain depressed, the Company may be required to record a non-cash, non-operating charge for impairment in the carrying value of its investment in Eagle during 1999. At December 31, 1998, the fair market value of the Company's investment in Eagle was $5,890,000 or $3.875 per share as quoted by NASDAQ. These shares are subject to certain trading restrictions.

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

     On March 22, 1996, the Company's Board of Directors unanimously adopted a plan of disposal to discontinue the Company's gas marketing operations, the final disposal and sale of which was completed during the third quarter of 1996. Accordingly, the Company's consolidated financial statements present the gas marketing operations as discontinued operations for all periods presented. The Company decided to refocus and concentrate on its higher margin seismic technology operations and related oil and gas exploration and production operations in order to maximize profitability and growth opportunities. During 1996, a loss from discontinued operations was recorded totaling $988,000, which is net of an income tax benefit of $580,000. The loss resulted from changes in market prices to purchase gas supply. Such loss represented the final charge related to the discontinued operations.

Liquidity and Capital Resources
-------------------------------

     The Company's cash flow from operations was $97,493,000, $76,161,000 and $67,332,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was primarily due to (i) an increase in cash received from customers due to higher revenue in 1998 and (ii) a decrease in cash paid to suppliers and employees due to lower cost of sales incurred in 1998 resulting from the 1997 spin-off of the Company's crew subsidiary and increased payable balances at December 31, 1998. The increase from 1996 to 1997 was primarily due to an increase in cash received from customers due to higher revenues in 1997 offset by a decrease resulting from a non-recurring volumetric production payment that was received in 1996.

     On March 16, 1998, the Company increased its $50 million unsecured revolving line of credit facility to $75 million. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The facility matures on March 16, 2001. There was no balance outstanding on the revolving line of credit at March 29, 1999.

     On December 11, 1998, the Company entered into an agreement for a one-year, $25 million, unsecured revolving line of credit. On February 12, 1999, all amounts outstanding under the revolving line of credit had been paid and the line of credit was cancelled.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30.

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until Maturity. Interest on all series of the notes is payable semi-annually beginning on August 15, 1999. The Company used a portion of the proceeds to repay amounts outstanding under its $75 million and $25 million revolving lines of credit; the remainder will be used for capital expenditures.

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

     In 1997, two of the Company's wholly-owned subsidiaries obtained two separate three-year term loans totaling $361,000. The loans bear interest at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment, which secures the debt. Monthly principal and interest payments total approximately $11,000. The balance outstanding on the loans at March 29, 1999, was $141,000.

     On October 2, 1998, the Company completed a sale of 794,300 shares of its common stock to its employees. The Company granted five-year loans to its employees for the purchase of which 60% of the loan amount is being paid in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003.

     From January 1, 1998, through March 29, 1999, the Company received $1,067,000 from the exercise of common stock purchase warrants and options and the Company's 401(k) stock purchases. In connection with these exercises, the Company will also receive approximately $357,000 in tax savings.

     During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

     During 1998, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $139,117,000 and $47,934,000 respectively. Included in the oil and gas exploration and development costs are $6,323,000 for the purchase of oil and gas interests owned by certain partnerships in exchange for 355,733 shares of the Company's common stock, payment of $824,000 and assumption of liabilities totaling $1,555,000. The remainder of these capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations and borrowings under the Company's revolving line of credit.

     Currently, the Company anticipates capital expenditures for 1999 to total approximately $169 million. Such expenditures include approximately $149 million for the creation of proprietary seismic data, and approximately $20 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the 1999 capital expenditures, along with expenditures for operating and general and administrative expenses. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 1999, the Company could arrange for additional debt or equity financing during 1999; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133. However, the Company anticipates that application of the statement will not have a material effect on its consolidated financial statements.

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

     Compliance Program. In order to address the Year 2000 issue, the Company appointed the Chief Operating Officer ("COO") to assure that key automated systems and related processors would remain functional through the year 2000. The COO and the Company's Information System's Manager addressed the project by reviewing the information technology ("IT") and non-information technology systems to determine whether they were Year 2000 compliant. Also, they prepared a formal questionnaire for all significant suppliers, customers, and service providers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem.

     Company's State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of January 31, 1999 and did not identify any material systems which are not Year 2000 compliant. The Company has prepared a formal questionnaire for all significant suppliers, customers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 problem. Such questionnaire is in the process of being sent to all significant suppliers, customers and service providers. The Company has requested that these companies respond no later than June 30, 1999. The Company has received oral assurances of Year 2000 compliance from many of the third parties with whom it has relationships. The Company believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant.

     Costs to Address Year 2000 Compliance Issues. The Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. Such costs have been funded from cash provided by operating activities. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. The Company is not aware of any IT projects that have been delayed due to the Year 2000 compliance program.

     Risk of Non-Compliance and Contingency Plan. The goal of the Year 2000 project has been to ensure that all of the critical systems and processes, which are under the direct control of the company, remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the company, there can be no assurance that all implementations will be successful. The principal area of risk to the Company is thought to be the contracting of seismic acquisition crews and vessels. A likely worst case scenario is that despite the Company's efforts, there could be a failure of the global positioning system used by seismic acquisition crews and vessels that the Company contracts which could result in the temporary cessation of the acquisition of seismic data. However, the Company believes that the risk of such occurrence is low based upon its discussions concerning Year 2000 compliance with third party seismic contractors. As part of the Year 2000 project, contingency plans will be developed to respond to any potential failures as they may be identified. There can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers would not materially and adversely affect the Company's business, financial condition or operating results. The Company will continue throughout 1999 to consider the likelihood of a material business interruption due to the Year 2000 issue.

Impact of Inflation and Changing Prices
---------------------------------------

     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of creating seismic data. The pricing of the Company's products and services is primarily a function of these factors. For these reasons, the Company does not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1998.

Information Regarding Forward Looking Statements
------------------------------------------------

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements. See Item 1 - Business-Risk Factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Commodity Price Risk
--------------------

     The Company produces and sells natural gas, crude oil, condensate and natural gas liquids. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on natural gas swaps designated as hedges of anticipated production are treated as deferred credits or charges and are included in other liabilities or other assets on the balance sheet. Net gains and losses on natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. The Company did not materially hedge natural gas prices in 1998 and as of December 31, 1998 did not have any open commodity price hedges. The Company continually reviews and may alter its hedged positions.

Interest Rate Risk
------------------

     The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1998:

                                                                                                                     FAIR
                                        1999            2000           2001           2002           TOTAL           VALUE
                                      ---------       ---------      ---------       --------       ---------       --------
Liabilities - Long-Term Debt:
   Variable Rate                    $   19,000      $        -     $   66,500      $       -      $   85,500      $  85,500
   Average Interest Rate                 6.41%               -          6.33%              -           6.35%              -

   Fixed Rate                       $   18,461      $   18,378     $   18,333      $  10,000      $   65,172      $  65,149
   Average Interest Rate                 7.25%           7.25%          7.25%          7.31%           7.26%              -

Foreign Currency Exchange Rate Risk
-----------------------------------

     The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Exposure from market rate fluctuations related to activities in Canada, where the Company's functional currency is the Canadian dollar, and in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 14(a) (1) and (2) below.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

         NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 1999 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
          ------------------------------------------------------

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a) Documents filed as part of this Report                             Page
         --------------------------------------                             ----

          (1)  Financial Statements:

               Report of Independent Public Accountants                      F-1
               Consolidated Balance Sheets as of
               December 31, 1998 and 1997                                    F-2
               Consolidated Statements of Operations for the
                  years ended December 31, 1998, 1997, and 1996              F-4
               Consolidated Statements of Stockholders' Equity for
                  the years ended December 31, 1998, 1997 and 1996           F-5
               Consolidated Statements of Cash Flows for the years
                  ended December 31, 1998, 1997 and 1996                     F-6
               Notes to Consolidated Financial Statements                    F-8

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

               3.6 Amendment to Certificate of Incorporation filed November 21, 1997 (23)

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

               4.4 Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992 (10)

               4.5 Form of Pledge for Employee Stock Purchase dated July 21, 1992 (10)

               4.6 Form of Warrant Certificate granted under the 1994 Warrant Plans (14)

               4.7 Form of Warrant Certificate granted under the 1995 Warrant Reload Plan (17)

               4.8 Form of Executive Warrant Certificate granted to certain employees of the Company in November 1997 and expiring in November 2002 (23)

               4.9 Form of Bonus Warrant Certificate granted to an employee of the Company in November 1997 and expiring in November 2002
                    (23)

          (3)  Exhibits, continued...

               4.10 Seitel,  Inc. 1998 Employee  Stock  Purchase Plan  including
                    Form of Common Stock Purchase Warrant (25)

               4.11 Amendment  No. 1 to the Seitel,  Inc.  1998  Employee  Stock
                    Purchase Plan (27)

               4.12 Form of Departure  Warrant  granted to certain  employees of the Company in August 1997 (26)

               4.13 Form of  Employment  Warrant  granted to an  employee of the
                    Company in April 1998 and expiring in April 2008 (26)

               4.14 Form of  Employment  Warrant  granted to an  employee of the
                    Company in April 1998 and expiring in April 2008 (26)

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

               10.4 Amendment  No. 1 to the Seitel,  Inc. 1993  Incentive  Stock
                    Option Plan (16)

               10.5 Statement of Amendments  effective November 29, 1995, to the
                    Seitel, Inc. 1993 Incentive Stock Option Plan (19)

               10.6 Statement of  Amendments  effective  April 22, 1996,  to the
                    Seitel, Inc. 1993 Incentive Stock Option Plan (19)

               10.7 Amendment to the Seitel,  Inc. 1993  Incentive  Stock Option
                    Plan effective December 31, 1996 (21)

               10.8 Amendment to Limit Options  Granted to a Single  Participant
                    under the Seitel, Inc. 1993 Incentive Stock Option Plan (23)

               10.9 Amendment  to  Increase  Number  of  Shares   Available  for
                    Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan (23)

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

              10.14 Amendment  to the Seitel,  Inc.  Amended and  Restated  1995
                    Warrant Reload Plan effective December 31, 1996 (21)

              10.15 Memorandum   of   Understanding   between  the  Company  and
                    Triangle Geophysical Company dated as of June 7, 1984 (1)

              10.16 Lease Agreement by and between the Company and  Commonwealth
                    Computer Advisors, Inc. (2)

              10.17  The Company's 401(k) Plan adopted February 27, 1995 (14)

          (3)  Exhibits, continued...

              10.18 The Company's 401(k) Plan adopted January 1, 1998 (23)

              10.19 Executive Services Agreement dated April 3, 1990 between the
                    Company and Helm Resources, Inc. (7)

              10.20 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Paul A. Frame, Jr. (9)

              10.21 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998  between the Company and Paul A. Frame,  Jr.
                    (23)

              10.22 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Horace A. Calvert (9)

              10.23 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998  between the  Company and Horace A.  Calvert
                    (23)

              10.24 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Herbert M. Pearlman (9)

              10.25 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and Herbert M.  Pearlman
                    (23)

              10.26 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and David S. Lawi (9)

              10.27 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and David S. Lawi (23)

              10.28 Employment   Agreement  effective  as  of  January  1,  1993
                    between the Company and Debra D. Valice (12)

              10.29 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and Debra D. Valice (23)

              10.30 Amendment  to  Employment  Agreement  dated  effective as of
                    June 10, 1998 between the Company and Debra D. Valice (24)

              10.31 Joint Venture  Agreement  dated April 5, 1990 by and between
                    Seitel Offshore Corp., a wholly-owned subsidiary of the Company, and Digicon Data Inc., a wholly-owned subsidiary of Digicon Geophysical Corp. (6)

              10.32 Loan  and  Security  Agreement  dated  as of July  9,  1996, between Seitel Geophysical, Inc. (Company's wholly-owned subsidiary) and NationsBanc Leasing Corporation of North Carolina (19)

              10.33 Assumption  and  Consent  dated  December  31,  1996,  among
                    Seitel Geophysical, Inc. (Company's wholly-owned subsidiary), Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), NationsBanc Leasing Corporation of North Carolina, and Seitel, Inc. (21)

              10.34 Revolving  Credit Agreement dated as of July 22, 1996, among
                    Seitel, Inc. and The First National Bank of Chicago (19)

              10.35 First Amendment to Seitel,  Inc.  Revolving Credit Agreement
                    dated as of August 30, 1996 among the Company and The First National Bank of Chicago (20)

          (3)  Exhibits, continued...

              10.36 Second  Amendment to Revolving  Credit Agreement dated as of
                    July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (22)

              10.37 Ratable  Note in the  amount of  $20,000,000  among  Seitel,
                    Inc. and Bank One, Texas, N.A. dated as of May 1, 1997 (22)

              10.38 Ratable  Note in the  amount of  $30,000,000  among  Seitel,
                    Inc. and The First National Bank of Chicago dated as of May 1, 1997 (22)

              10.39 Third  Amendment to Revolving  Credit  Agreement dated as of
                    March 16, 1998 among Seitel, Inc. and The First National Bank of Chicago (23)

              10.40 Ratable  Note in the  amount of  $40,000,000  among  Seitel,
                    Inc. and The First National Bank of Chicago dated March 16, 1998 (23)

              10.41 Ratable  Note in the  amount of  $35,000,000  among  Seitel,
                    Inc. and Bank One,  Texas,  N.A.  dated as of March 16, 1998
                    (23)

              10.42 Loan and  Security  Agreement  dated as of February 6, 1997, between Eagle Geophysical, Inc. (Company's wholly-owned subsidiary), Seitel Geophysical, Inc., (Company's wholly-owned subsidiary), and NationsBanc Leasing Corporation of North Carolina (21)

              10.43 Incentive Compensation Agreement (10)

              10.44 Shareholder Value Bonus Agreement  effective as of March 18,
                    1994 (13)

              10.45 Amendment to Shareholder Value Bonus Agreement  effective as of March 18, 1994 (15)

              10.46 Seitel,  Inc. 1995  Shareholder  Value  Incentive Bonus Plan
                    (16)

              10.47 Terms  Agreement  dated July 28,  1994,  between the Company and Bear, Stearns & Co., Inc. (13)

              10.48 Note  Purchase  Agreement  dated as of  December  28,  1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers (18)

              10.49 Revolving  Credit  Agreement  dated as of December 11, 1998, between the Company and Suntrust Bank, Atlanta *

              10.50 Note  Purchase  Agreement  dated as of  February  12,  1999, between the Company and the Series D Purchasers, the Series E Purchasers and the Series F Purchasers *

               21.1 Subsidiaries of the Registrant *

               23.1 Consent of Arthur Andersen LLP *

               23.2 Consent of Forrest A. Garb & Associates, Inc.*

          (b) Reports on Form 8-K filed during the quarter ended December 31, 1998:

               NONE

               ------------------
               *    Filed herewith

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

          (3)  Exhibits, continued...

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

               (23) Incorporated by reference to the Company's  Annual Report on
                    Form 10-K for the year ended December 31, 1997.

               (24) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

               (25) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-8, No. 333-63383 as filed with the Securities and Exchange Commission on September 15, 1998.

               (26) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-8, No. 333-64557 as filed with the Securities and Exchange Commission on September 29, 1999.

               (27) Incorporated by reference to Post Effective  Amendment No. 2 to the Company's Registration Statement on Form S-8, No. 333-63383 as filed with the Securities and Exchange Commission on October 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th of March, 1999.

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

         Signature                   Title                         Date
         ---------                   -----                         ----

/s/  Herbert M. Pearlman        Chairman of the               March   30, 1999
--------------------------      Board of Directors
     Herbert M. Pearlman


/s/  Paul A. Frame              President and Chief           March   30, 1999
--------------------------      Executive Officer,
     Paul A. Frame              Director


/s/  Horace A. Calvert          Executive Vice President      March   30, 1999
--------------------------      and Chief Operating
     Horace A. Calvert          Officer, Director


/s/  Debra D. Valice            Executive Vice President-     March   30, 1999
--------------------------      Finance, Chief Financial
     Debra D. Valice            Officer, Secretary and
                                Treasurer, Director


/s/  David S. Lawi              Director                      March   30, 1999
--------------------------
     David S. Lawi


/s/  Walter M. Craig, Jr.       Director                      March   30, 1999
--------------------------
     Walter M. Craig, Jr.


/s/  William Lerner             Director                      March   30, 1999
--------------------------
     William Lerner


/s/  John Stieglitz             Director                      March   30, 1999
--------------------------
     John Stieglitz


/s/  Fred S. Zeidman            Director                      March   30, 1999
--------------------------
     Fred S. Zeidman

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Seitel, Inc.:

We have audited the accompanying consolidated balance sheets of Seitel, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Houston, Texas
March 25, 1999

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                                                   December 31,
                                                                                        ----------------------------------
                                                                                           1998                   1997
                                                                                        ----------             -----------
ASSETS

   Cash and equivalents                                                                $     3,161            $      4,881
   Receivables
     Trade, less allowance for doubtful accounts of $936 and $561
       at December 31, 1998 and 1997, respectively                                          59,244                  45,482
     Notes and other                                                                           581                   1,202

   Data bank                                                                               513,037                 373,920
     Less:  Accumulated amortization                                                      (250,087)               (192,984)
                                                                                        ----------             -----------
       Net data bank                                                                       262,950                 180,936

   Property and equipment, at cost:
     Oil and gas properties, full-cost method of accounting,
       including $53,458 and $39,436 not being amortized at
       December 31, 1998 and 1997, respectively                                            194,576                 146,642
     Furniture, fixtures and other                                                           6,237                   5,442
                                                                                        ----------             -----------
                                                                                           200,813                 152,084
     Less:  Accumulated depreciation, depletion and amortization                           (49,542)                (36,820)
                                                                                        ----------             -----------
       Net property and equipment                                                          151,271                 115,264

   Investment in affiliate                                                                  15,544                  15,054

   Prepaid expenses, deferred charges and other assets                                       3,016                   2,863
                                                                                        ----------             -----------

   TOTAL ASSETS                                                                        $   495,767            $    365,682
                                                                                        ==========             ===========





















                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-2

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- continued
(In thousands, except share and per share amounts)

                                                                                                    December 31,
                                                                                        ------------------------------------
                                                                                           1998                     1997
                                                                                        -----------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                                    $     31,839            $      22,423
   Accrued liabilities                                                                        6,882                    5,330
   Employee compensation payable                                                              5,717                      261
   Payable to affiliate                                                                      27,117                   12,500
   Income taxes payable                                                                       1,056                    1,242
   Debt
     Senior Notes                                                                            65,000                   75,000
     Line of credit                                                                          85,500                   15,000
     Term loans                                                                                 172                      477
   Obligations under capital leases                                                              18                       89
   Contingent payables                                                                          274                      274
   Deferred income taxes                                                                     28,039                   18,050
   Deferred revenue                                                                           6,566                    7,763
                                                                                        -----------             ------------
 TOTAL LIABILITIES                                                                          258,180                  158,409
                                                                                        -----------             ------------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized 5,000,000
     shares; none issued                                                                          -                        -
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding 23,804,508 and
     22,548,408 at December 31, 1998 and 1997, respectively                                     238                      225
   Additional paid-in capital                                                               141,826                  128,406
   Retained earnings                                                                        107,102                   82,742
   Treasury stock, 175,818 shares at cost at December 31,
     1998 and 1997                                                                           (2,977)                  (2,977)
   Notes receivable from officers and employees                                              (8,651)                  (1,109)
   Accumulated other comprehensive income (loss)                                                 49                      (14)
                                                                                        -----------             ------------
TOTAL STOCKHOLDERS' EQUITY                                                                  237,587                  207,273
                                                                                        -----------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $    495,767            $     365,682
                                                                                        ===========             ============















                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-3

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                                        Year Ended December 31,
                                                                           -----------------------------------------------
                                                                              1998               1997              1996
                                                                           -----------       -----------       -----------
REVENUE                                                                   $    144,857      $    127,556      $    106,002

EXPENSES
   Depreciation, depletion and amortization                                     69,890            49,679            39,249
   Impairment of oil and gas properties                                              -             9,560                 -
   Cost of sales                                                                 4,874            17,953            19,402
   Selling, general and administrative expenses                                 26,599            23,043            19,165
                                                                           -----------       -----------       -----------
                                                                               101,363           100,235            77,816
                                                                           -----------       -----------       -----------

INCOME FROM OPERATIONS                                                          43,494            27,321            28,186

Interest expense                                                                (5,963)           (4,609)           (4,063)
Interest income                                                                    423             1,055             1,163
Equity in earnings (loss) of affiliate                                             222               146              (186)
Gain on sale of subsidiary stock                                                     -            18,449                 -
Increase (decrease) in underlying equity of affiliate                             (193)           10,750                 -
Extinguishment of volumetric production payment                                      -            (4,133)                -
                                                                           -----------       -----------       -----------
Income from continuing operations before provision for
   income taxes                                                                 37,983            48,979            25,100

Provision for income taxes                                                      13,623            17,422             8,863
                                                                           -----------       -----------       -----------
Income from continuing operations                                               24,360            31,557            16,237
Loss from discontinued operations, net of income tax
   benefit of $580 for 1996                                                          -                 -              (988)
                                                                           -----------       -----------       -----------

NET INCOME                                                                $     24,360      $     31,557      $     15,249
                                                                           ===========       ===========       ===========

Earnings per share:
   Basic:
     Income from continuing operations                                    $       1.07      $       1.48      $        .83
     Loss from discontinued operations                                               -                 -              (.05)
                                                                           -----------       -----------       -----------
     Net income                                                           $       1.07      $       1.48      $        .78
                                                                           ===========       ===========       ===========
   Diluted:
     Income from continuing operations                                    $       1.05      $       1.43      $        .79
     Loss from discontinued operations                                               -                 -              (.05)
                                                                           -----------       -----------       -----------
     Net income                                                           $       1.05      $       1.43      $        .74
                                                                           ===========       ===========       ===========

Weighted average number of common and common equivalent shares:
   Basic                                                                        22,720            21,380            19,646
                                                                           ===========       ===========       ===========
   Diluted                                                                      23,124            22,050            20,660
                                                                           ===========       ===========       ===========








                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-4

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                     Notes
                                                                                                  Receivable  Accumulated
                                        Common Stock       Additional            Treasury Stock      from        Other
                         Comprehensive------------------    Paid-In   Retained   ---------------  Officers &  Comprehensive
                             Income     Shares    Amount    Capital   Earnings   Shares   Amount   Employees    Income
                            --------  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1995             9,436,854 $    94   $ 85,821   $ 35,936      (414)$    (4) $  (1,395) $       (74)
   Net proceeds from
     issuance
     of common stock                     578,869       7     11,142          -         5       -          -            -
   Acquisition of equity
     interest in affiliate               132,075       1      3,499          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -      3,204          -         -       -          -            -
   Conversions and
     exchanges of sub-
     ordinated debentures                214,304       2      1,878          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -        190            -
   Net income              $  15,249           -       -          -     15,249         -       -          -            -
   Foreign currency
     translation
     adjustments                  91           -       -          -          -         -       -          -           91
                            --------
   Comprehensive income    $  15,340
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1996            10,362,102     104    105,544     51,185      (409)     (4)    (1,205)          17

   Net proceeds from
     issuance
     of common stock                     912,472       8     17,318          -         -       -          -            -
   Two-for-one stock split            11,273,834     113       (113)         -      (409)      -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -      5,657          -         -       -          -            -
   Treasury stock
     purchased                                 -       -          -          -  (175,000) (2,973)         -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -         96            -
   Net income              $  31,557           -       -          -     31,557         -       -          -            -
   Foreign currency
     translation
     adjustments                 (31)          -       -          -          -         -       -          -          (31)
                            --------
   Comprehensive income    $  31,526
                            ========  ----------  ------    -------    -------  --------  ------   --------   ----------

Balance, December 31, 1997            22,548,408     225    128,406     82,742  (175,818) (2,977)    (1,109)         (14)

   Net proceeds from
     issuance
     of common stock                     106,067       1        983          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -        344          -         -       -          -            -
   Sale of common stock to
     officers and employees              794,300       8      8,183          -         -       -     (8,191)           -
   Acquisition of oil and
     gas properties                      355,733       4      3,910          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -        649            -
   Net income              $  24,360           -       -          -     24,360         -       -          -            -
   Foreign currency
     translation
     adjustments net of
     income tax expense
     of $67                       63           -       -          -          -         -       -          -           63
                            --------
   Comprehensive income    $  24,423
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1998            23,804,508 $   238   $141,826   $107,102  (175,818)$(2,977) $  (8,651) $        49
                                      ==========  ======    =======    =======   =======  ======   ========   ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)                                                                    Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1998             1997           1996
                                                                         ----------       ---------      ----------
Cash flows from operating activities:
  Cash received from customers                                          $   128,747      $  123,795     $    93,119
  Proceeds from volumetric production payment                                     -               -          19,000
  Cash paid to suppliers and employees                                      (22,549)        (41,652)        (40,066)
  Interest paid                                                              (5,792)         (4,584)         (4,148)
  Interest received                                                             398             955           1,181
  Income taxes paid                                                          (3,311)         (2,353)         (1,754)
                                                                         ----------       ---------      ----------
     Net cash provided by operating activities                               97,493          76,161          67,332
                                                                         ----------       ---------      ----------
Cash flows from investing activities:
  Cash invested in seismic data                                            (119,267)        (76,616)        (49,716)
  Cash invested in oil and gas properties                                   (40,929)        (55,480)        (48,429)
  Cash paid to acquire property and equipment                                  (839)         (8,772)         (8,224)
  Cash from disposal of property and equipment                                   17              28              59
  Proceeds from sale of stock of subsidiary                                       -          29,723               -
  Costs related to sale of stock of subsidiary                                    -          (5,435)              -
  Cash received from affiliate for advances                                       -           2,094               -
  Collections on loans made                                                       -           5,415             327
  Loan made to unconsolidated affiliate                                           -               -          (2,000)
  Cost of investment made in unconsolidated affiliate                             -               -            (109)
                                                                         ----------       ---------      ----------
     Net cash used in investing activities                                 (161,018)       (109,043)       (108,092)
                                                                         ----------       ---------      ----------
Cash flows from financing activities:
  Borrowings under line of credit agreement                                 108,812          63,500               -
  Principal payments under line of credit
     agreement                                                              (38,312)        (48,500)              -
  Borrowings under term loans                                                     -           7,925           7,697
  Principal payments on term loans                                             (305)         (2,301)         (1,743)
  Principal payments under capital lease
     obligations                                                                (71)           (828)         (1,301)
  Proceeds from issuance of senior notes                                          -               -          22,500
  Principal payments under senior notes                                     (10,000)              -               -
  Proceeds from issuance of common stock                                      1,063          17,361          11,184
  Costs of debt and equity transactions                                         (79)            (35)           (860)
  Repurchase of common stock                                                      -          (2,735)              -
  Payments on notes receivable from officers
     and employees                                                              649              96             190
                                                                         ----------       ---------      ----------
     Net cash provided by financing activities                               61,757          34,483          37,667
                                                                         ----------       ---------      ----------
Effect of exchange rate changes                                                  48             (60)            (43)
                                                                         ----------       ---------      ----------
Net increase (decrease) in cash and equivalents                              (1,720)          1,541          (3,136)

Cash and equivalents at beginning of period                                   4,881           3,340           6,476
                                                                         ----------       ---------      ----------
Cash and equivalents at end of period                                   $     3,161      $    4,881     $     3,340
                                                                         ==========       =========      ==========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--continued
(In thousands)

                                                                                     Year Ended December 31,
                                                                         ----------------------------------------------
                                                                             1998              1997             1996
                                                                         -----------       -----------      -----------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                              $     24,360      $     31,557     $     15,249
Adjustments to reconcile net income to net cash
   provided by operating activities:

   Gain on sale of subsidiary stock                                                -           (18,449)               -
   Decrease (increase) in underlying equity of affiliate                         193           (10,750)               -
   Extinguishment of volumetric production payment                                 -             4,133                -
   Loss from discontinued operations, net of tax                                   -                 -              988
   Equity in loss (earnings) of affiliate                                       (222)             (146)             186
   Depreciation, depletion and amortization                                   69,890            62,293           40,229
   Deferred income tax provision                                               9,989             8,257            3,321
   Non-cash sales                                                             (1,140)                -                -
   Gain on sale of property and equipment                                        (32)              (16)             (40)
   Amortization of deferred revenue                                                -            (4,079)          (5,740)
   Increase in receivables                                                   (14,706)           (3,544)         (12,155)
   Increase in other assets                                                     (314)             (849)          (1,143)
   Discount on note receivable                                                     -              (198)             198
   Proceeds from volumetric production payment                                     -                 -           19,000
   Increase in accounts payable and other liabilities                          9,475             7,952           10,996
                                                                         -----------       -----------      -----------
     Total adjustments                                                        73,133            44,604           55,840
                                                                         -----------       -----------      -----------
Net cash provided by (used in) operating activities of:
   Continuing operations                                                      97,493            76,161           71,089
   Discontinued operations                                                         -                 -           (3,757)
                                                                         -----------       -----------      -----------
Net cash provided by operating activities                              $      97,493     $      76,161    $      67,332
                                                                         ===========       ===========      ===========


























                     The accompanying notes are an integral
                part of these consolidated financial statements.
                                       F-7

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Seitel, Inc. (the "Company") is a leading diversified energy company providing seismic data and related geophysical services to the oil and gas industry and directly participates in exploration, development and ownership of natural gas and crude oil reserves. The majority of the Company's seismic surveys cover onshore and offshore the U.S. Gulf Coast region. The Company's oil and gas exploration, development and production activities are on properties located primarily in the onshore Gulf Coast areas of Texas, Louisiana, Alabama and Mississippi, as well as California and Arkansas.


     In the course of its operations, the Company is subject to certain risk factors, including but not limited to the following: competition, industry conditions, volatility of oil and gas prices, operating risks, dependence of key personnel, geographic concentration of operations and compliance with governmental regulations.


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


     Data Bank: Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 90%) of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, seismic data created by the Company is amortized in a set period of time based on historical experience with both the timing and amount of revenue. Management estimates that 90% of the costs incurred in the creation of seismic data is amortized within five years of such data becoming available for resale for two-dimensional seismic data and within seven years of such data becoming available for resale for three-dimensional seismic data. If anticipated sales fall below the benchmark guidelines, amortization is accelerated. Depending on actual sales performance, the costs of the Company's seismic data are fully amortized within 20 years or less. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or ten-year straight-line method. Under these amortization policies, the Company would expect the percentage of net data bank as of December 31, 1998 to be amortized to be 13%, 15%, 16%, 14%, 12%, and 30% for the years ending December 31, 1999,

2000, 2001, 2002, 2003 and all periods thereafter, respectively. On a periodic basis, the carrying value of seismic data is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value. Net data bank at December 31, 1998 and 1997 was comprised of the following (in thousands):

                                                                  December 31,
                                                         -------------------------------
                                                             1998               1997
                                                         ------------       ------------
2D data created by the Company                          $      14,269      $      17,625
3D data created by the Company                                230,163            151,247
Data purchased by the Company                                  18,518             12,064
                                                         ------------       ------------
Net data bank                                           $     262,950      $     180,936
                                                         ============       ============

     Property and Equipment: The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three years ended December 31, 1998, exploration and development related overhead costs of $1,795,000, $1,431,000 and $1,146,000, respectively, have been capitalized to oil and gas properties. For the three years ended December 31, 1998, interest costs of $2,486,000, $2,105,000 and $1,525,000, respectively, have been capitalized to oil and gas properties.

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

     Capitalized costs are limited to the present value, discounted at 10 percent, of future net revenues from estimated proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unevaluated properties, adjusted for the effects of related income taxes. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization. Based on the Company's December 31, 1997 estimated proved reserves valued at March 18, 1998 market prices, the Company recorded a non-cash impairment of oil and gas properties of $9,560,000 ($6,160,000 net of taxes) in the fourth quarter of 1997. No such charges were recorded in 1998.

     Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

     Income Taxes: The Company and all of its subsidiaries file a consolidated federal income tax return. The Company does not provide deferred taxes on the undistributed earnings of its foreign subsidiaries, which amounted to $1,601,000, $207,000 and $445,000 for the years ended December 31, 1998, 1997 and 1996, respectively, as such earnings are intended to be permanently reinvested in foreign operations.

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

     In certain cases, the Company grants seismic licenses to third parties for data to be used in their operations (not for resale) in exchange for exclusive ownership of seismic data from the third party. The Company recognizes revenue for the licenses granted and records a data library asset for the seismic data acquired. These transactions are accounted for as non-monetary exchanges and are valued at the fair market value of such licenses based on values realized in cash transactions to other parties for similar seismic data.

     Cost of Sales: Cost of sales consists of expenses associated with oil and gas production, seismic resale support services and the acquisition of seismic data for non-affiliated parties (until August 11, 1997). The cost of acquiring seismic data for non-affiliated parties includes all direct material and labor costs and indirect costs related to the acquisition such as supplies, tools, repairs and depreciation.

     Foreign Currency Translation: For subsidiaries whose functional currency is deemed to be other than the U. S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Translation adjustments are included as a separate component of stockholders' equity. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period.

     Use of Derivatives: The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. These financial instruments are designated as hedges and accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Realized gains or losses on natural gas swaps designated as hedges of anticipated production are treated as deferred credits or charges and are included in other liabilities or other assets on the balance sheet. Net gains and losses on natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. In order for natural gas swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred. As of December 31, 1998, the Company did not have any open commodity price hedges. The estimated fair value of open commodity price hedges as of December 31, 1997 was a gain of $183,000.

     In the statement of cash flows, cash receipts or payments related to financial instruments are classified consistent with the cash flows from the transaction being hedged.

     Earnings per Share: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted income from continuing operations for the years 1998, 1997 and 1996 consist of the following (in thousands except per share amounts):

                                                                    Year Ended December 31,
                                                         -------------------------------------------
                                                            1998            1997             1996
                                                         ----------      ----------       ----------
Income from continuing operations                       $    24,360     $    31,557      $    16,237
                                                         ==========      ==========       ==========
Basic weighted average shares                                22,720          21,380           19,646
Effect of dilutive securities: (1)<F1>
   Options and warrants                                         404             670              932
   Convertible subordinated debentures                            -               -               82
                                                         ----------      ----------       ----------
Diluted weighted average shares                              23,124          22,050           20,660
                                                         ==========      ==========       ==========
Per share income from continuing operations:
   Basic                                                $      1.07     $      1.48      $       .83
   Diluted                                              $      1.05     $      1.43      $       .79
-------------------

<F1> (1)  A weighted  average  year-to-date  number of options  and  warrants to purchase 187,000, 1,007,000 and 20,000 shares of common stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted per share income from continuing operations because their exercise prices were greater than the average market price of the common shares.

     Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note G, "Stock Options and Warrants," for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock-Based Compensation" on the Company's results of operations in 1998, 1997 and 1996.

     Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of December 31, 1998 and 1997, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes and the term loans approximates $65,149,000 and $75,440,000 as of December 31, 1998 and 1997,
respectively. The book value of the Company's revolving lines of credit approximates fair value due to the variable interest rates under the lines.


     Impairment of Long-Lived Assets: In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be realizable. There were no impairments recorded under SFAS No. 121 in 1998, 1997 or 1996.

     Accounting For Sales of Stock By Subsidiary Companies: The Company recognizes gains or losses on sales of stock by its subsidiary companies when such sales are not made as part of a larger plan of corporate reorganization. Such gains or losses are based upon the difference between the book value of the Company's investment in the subsidiary immediately after the sale and the historical book value of the Company's investment immediately prior to the sale.


     Comprehensive Income: In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income in the consolidated statements of stockholders' equity for the three years ended December 31, 1998. Accumulated other comprehensive income consists of foreign currency translation adjustments.


     Allowance for Doubtful Accounts: Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                                                   December 31,
                                                                                       -----------------------------------
                                                                                           1998                   1997
                                                                                       ------------           ------------
Balance at beginning of period                                                        $         561          $         336
   Additions to costs and expenses                                                              400                    225
   Deductions for uncollectible receivables written off and recoveries                          (25)                     -
                                                                                       ------------           ------------
Balance at end of period                                                              $         936          $         561
                                                                                       ============           ============


     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting Statement 133. However, the Company anticipates that application of the statement will not have a material effect on its consolidated financial statements.


NOTE B--INCOME TAXES

     The discussion of income taxes herein does not include the income tax effects of the discontinued operations explained in Note M of these consolidated financial statements.

     The provision (benefit) for income taxes for each of the three years ended December 31, 1998, are comprised of the following (in thousands):

                                           1998             1997            1996
                                        ----------       ----------      ----------

  Current    - Federal                 $     3,018      $     8,709     $     5,214
             - State                           165              314             246
             - Foreign                         451              142              82
                                        ----------       ----------      ----------
                                             3,634            9,165           5,542
                                        ----------       ----------      ----------

  Deferred   - Federal                       9,463            8,256           3,321
             - State                             -                1               -
             - Foreign                         526                -               -
                                        ----------       ----------      ----------
                                             9,989            8,257           3,321
                                        ----------       ----------      ----------

  Tax provision  - Federal                  12,481           16,965           8,535
                 - State                       165              315             246
                 - Foreign                     977              142              82
                                        ----------       ----------      ----------
                                       $    13,623      $    17,422     $     8,863
                                        ==========       ==========      ==========

     The differences between the U.S. Federal income taxes computed at the statutory rate (35% for 1998, 35% for 1997 and 34.7% for 1996) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

                                                    1998             1997          1996
                                                  -------          -------       -------
 Statutory Federal income tax                    $ 13,294         $ 17,143      $  8,716
 State income tax, less Federal benefit               107              206           162
 Other, net                                           222               73           (15)
                                                  -------          -------       -------
 Income tax expense                              $ 13,623         $ 17,422      $  8,863
                                                  =======          =======       =======

     The components of the net deferred income tax liability reflected in the Company's consolidated balance sheets at December 31, 1998 and 1997 were as follows (in thousands):

                                                                           Deferred Tax Assets
                                                                     (Liabilities) at December 31,
                                                                  -----------------------------------
                                                                      1998                    1997
                                                                  ----------               ----------
Alternative minimum tax credit carryforward                      $     4,324              $     3,541
Partnership earnings                                                     945                      499
Investment tax credits                                                    44                       44
Other                                                                  1,407                    1,021
                                                                  ----------               ----------
Total deferred tax assets                                              6,720                    5,105
Less:  Valuation allowance                                               (44)                     (44)
                                                                  ----------               ----------
  Deferred tax assets, net of
  valuation allowance                                                  6,676                    5,061
                                                                  ----------               ----------
Depreciation, depletion and amortization                             (30,615)                 (20,617)
Financial gain on sale of subsidiary stock                            (2,934)                  (2,494)
Other                                                                 (1,166)                       -
                                                                  ----------               ----------
Total deferred tax liabilities                                       (34,715)                 (23,111)
                                                                  ----------               ----------
Net deferred tax liability                                       $   (28,039)             $   (18,050)
                                                                  ==========               ==========

     As of December 31, 1998, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $4,324,000 which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period.

         In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 1998, 1997 and 1996, the Company received $344,000, $5,657,000 and $3,204,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

NOTE C--DEBT

     The following is a summary of the Company's debt at December 31, 1998 and 1997 (in thousands):

                                                   December 31,
                                            ---------------------------
                                               1998              1997
                                            ----------        ---------
Senior notes                               $    65,000       $   75,000
Borrowings under lines of credit                85,500           15,000
Term loans                                         172              477
                                            ----------        ---------
                                           $   150,672       $   90,477
                                            ==========        =========

     Senior Notes: On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at the fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on the Senior Notes is payable semi-annually on June 30 and December 30.

     Lines of Credit: The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. At December 31, 1998 and 1997, $66.5 million and $15 million, respectively, was outstanding on this line of credit at an average interest rate of 6.33% and 6.69%, respectively.

     On December 11, 1998, the Company entered into an agreement for a $25 million unsecured revolving line of credit that matures on December 11, 1999. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. The interest rate pricing structure is the same as in the Company's $75 million line of credit. At December 31, 1998, $19 million was outstanding on this line of credit at an average interest rate of 6.41%. Subsequent to December 31, 1998, the Company paid all amounts outstanding under its $25 million line of credit and on February 12, 1999 the Company cancelled its $25 million line of credit.

     Term Loans: In 1997, two of the Company's wholly-owned subsidiaries obtained two separate three-year term loans totaling $361,000. The loans bear interest at the rate of 7.9%. The proceeds were used for the purchase of certain property and equipment which secures the debt. Monthly principal and interest payments total approximately $11,000.

     Certain of the borrowings described above contain requirements as to the maintenance of minimum net worth and limitations on liens, total debt, debt issuance and disposition of assets. The Company was in compliance with the financial convenants at December 31, 1998.

     Aggregate maturities of the Company's debt over the next four years are as follows: $37,461,000 in 1999; $18,378,000 in 2000; $84,833,000 in 2001 and
$10,000,000 in 2002.

NOTE D--LEASE OBLIGATIONS

     Assets recorded under capital leases obligations of $17,000 and $81,000 at December 31, 1998 and 1997, respectively, are included in property and equipment.

     The Company leases office space under operating leases.  Rental expense for
1998,  1997  and  1996  was  approximately  $757,000,   $606,000  and  $619,000,
respectively.

     Future minimum lease payments for the five years subsequent to December 31, 1998 and in the aggregate are as follows (in thousands):

                                                   Capital        Operating
                                                   Leases           Leases
                                                 -----------     -----------
     1999                                       $         19    $        780
     2000                                                  -             740
     2001                                                  -             524
     2002                                                  -             265
     2003                                                  -               -
                                                 -----------     -----------
     Total minimum lease payments                         19    $      2,309
                                                                 ===========
     Less amount representing interest                    (1)
                                                 -----------
     Present value of net minimum
        lease payments                          $         18
                                                 ===========

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

NOTE F--CONTINGENCIES AND COMMITMENTS

     At both December 31, 1998 and 1997, $274,000 of charges for seismic surveys which are payable to joint venture partners only from the collection of sales proceeds from those seismic surveys are included in contingent payables.

     The Company has employment agreements with certain of its key employees and other incentive compensation arrangements that commit it to commissions based on revenue, bonuses based on pre-tax profits, and other amounts based on seismic data program profitability. Part III of the Company's Form 10-K contains a more complete discussion of these contractual obligations.

     The Company guarantees borrowings up to $750,000 made by its president under a line of credit. The Company is only obligated to make payment in the event of default by its president. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its president for any amounts paid by the Company pursuant to this guaranty. At December 31, 1998, $600,000 was outstanding on this line of credit, which represented the maximum amount outstanding on this line of credit for the year. The Company did not make any payments under this guaranty during 1998.

NOTE G--STOCK OPTIONS AND WARRANTS

     The Company presently maintains four stock option plans under which the Company's officers, directors and employees may be granted options or warrants to purchase the Company's common stock. The exercise price, term and other conditions applicable to each option granted under the Company's plans are generally determined by the Compensation Committee at the time of grant and may vary with each option granted. All options issued under the Company's plans are issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option agreements.

     On December 3, 1998, the Company's Board of Directors approved a repricing of the Company's then outstanding options whereby all options and warrants held by employees with an exercise price greater than $13.94 ($2 above the market price of the Company's common stock) were repriced to $13.94.


     The following summarizes information with regard to the stock option and warrant plans for the years ended December 31, 1998, 1997 and 1996 (shares in thousands):

                                                     1998                       1997                      1996
                                           -----------------------   -----------------------   -----------------------
                                                         Weighted                  Weighted                  Weighted
                                                          Average                   Average                   Average
                                                         Exercise                  Exercise                  Exercise
                                            Shares         Price      Shares         Price      Shares         Price
                                           --------      ---------   --------      ---------   --------      ---------
Outstanding at beginning of year              5,659     $    16.33      4,758     $    11.50      4,860     $     9.96
     Granted                                  5,015          13.75      3,444          20.18      1,137          16.30
     Exercised                                 (102)          9.74     (1,809)          9.26     (1,145)          9.63
     Cancelled                               (3,804)         19.00       (734)         20.53        (94)         12.55
                                           --------                  --------                  --------
Outstanding at end of year                    6,768          12.99      5,659          16.33      4,758          11.50
                                           ========                  ========                  ========

Options exercisable at end of year            5,363                     4,147                     4,125
                                           ========                  ========                  ========
Available for grant at end of year            1,170                     1,256                     2,849
                                           ========                  ========                  ========


     The following table summarizes information for the options and warrants outstanding at December 31, 1998 (shares in thousands):

                                              Options Outstanding                      Options Exercisable
                                ---------------------------------------------   -----------------------------
                                  Number of       Weighted         Weighted       Number of          Weighted
                                   Options         Average          Average        Options            Average
                                 Outstanding     Contractual       Exercise      Exercisable         Exercise
Range of Exercise Prices         at 12/31/98    Life in Years        Price       at 12/31/98           Price
------------------------        -------------   -------------     -----------   -------------       ---------
$  2.69  -   $ 11.94                    1,387        4.07        $       9.58           1,293      $     9.41
$ 12.00  -   $ 13.56                    1,386        3.86               12.37           1,295           12.35
$ 13.75  -   $ 13.75                       36        5.96               13.75               -               -
$ 13.94  -   $ 13.94                    3,772        4.61               13.94           2,610           13.94
$ 20.34  -   $ 25.31                      187        6.02               23.49             165           23.38
                                -------------                                   -------------
$  2.69  -   $ 25.31                    6,768                           12.99           5,363           12.75
                                =============                                   =============

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                          1998              1997             1996
                                                        ---------        ---------        ---------

Net income                              As reported    $   24,360       $   31,557       $   15,249
                                          Pro forma    $   15,159       $   17,039       $   10,050

Basic earnings per share                As reported    $     1.07       $     1.48       $      .78
                                          Pro forma    $      .67       $      .80       $      .51

Diluted earnings per share              As reported    $     1.05       $     1.43       $      .74
                                          Pro forma    $      .66       $      .78       $      .49

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998, 1997 and 1996, respectively: (1) risk-free interest rates ranging from 4.44% to 5.03%, 5.79% to 6.79% and 5.9% to 7.03%; (2) dividend yield of 0%, 0%
and 0%; (3) stock price volatility ranging from 44.34% to 57.10%, 37.23% to 45.77% and 46.49% to 62.62%, and (4) expected option lives ranging from .42 to 10 years, 1.67 to 10 years and 5 to 10 years. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $11.94, $9.98 and $11.20 per option, respectively, for options granted at fair market value and $13.75 and $10.15 per option for options granted above fair market value in 1998 and 1997, respectively. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.


     On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors fees in a deferred cash account or as deferred shares. As of December 31, 1998, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 1,643 deferred shares in their accounts of which 328 shares have been distributed and 1,315 will be distributed in annual equal installments from January 1999 to January 2002.

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

     In December 1997, the Company's Board of Directors approved the expenditure of up to $25 million to repurchase the Company's common stock. As of December 31, 1998, the Company has repurchased 175,000 shares of common stock at a cost of $2,973,000 under this plan.

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

     On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company's common stock at the then market price of $2.69 per share. Payment of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and interest due August 1, 2002. On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of 794,300 shares of the Company's common stock at the then market price of $10.31 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company recorded related compensation expense due to the below market interest rate on these loans of $54,000, $43,000 and $48,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, 1997 and 1996, the Company received $649,000, $96,000 and $190,000 respectively, as principal payments on these notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE I--PREFERRED STOCK

     The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 1998, no preferred stock had been issued.

NOTE J--INVESTMENT IN EAGLE GEOPHYSICAL, INC.

     On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering ("Offering") in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. The Company received net proceeds of $29,723,000 from its participation in the Offering, resulting in a pre-tax gain, net of costs of $18,449,000 on the sale of Eagle common stock in 1997. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 in 1997 representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the Offering.

     In 1998, Eagle issued stock in connection with two acquisitions which caused the Company to record a pre-tax loss of $193,000 for the year ended December 31, 1998.


     As a result of the Offering, the Company now owns 1,520,000 shares of Eagle common stock or 17.3% of the outstanding shares of Eagle, at a book value of $15,544,000 or $10.23 per share. The Company accounts for its investment in Eagle using the equity method whereby such investment is based on the Company's historical cost plus the Company's share of (i) Eagle earnings and losses and
(ii) Eagle's equity as a result of issuances of stock. In accordance with the accounting literature, an investment in a company accounted for under the equity method is carried on such basis rather than based on the fair market value of the stock unless an "other than temporary" decline in the market value of the stock has occurred. Once an "other than temporary" decline in the market value of the stock occurs, an impairment in the carrying value of the investment should be recorded. An "other than temporary" decline is deemed to have occurred if the fair market value is depressed for a period of more than nine to twelve months. Eagle's stock has been trading at a price below the Company's carrying value since August 1998. If the weakness in commodity prices continues, and, in turn the oilfield service sector market values remain depressed, the Company may be required to record a non-cash, non-operating charge for impairment in the carrying value of its investment in Eagle during 1999. At December 31, 1998, the fair market value of the Company's investment in Eagle was $5,890,000 or $3.875 per share as quoted by NASDAQ.

NOTE K--RELATED PARTY TRANSACTIONS

     The Company owed Eagle and its subsidiaries $27,117,000 and $12,500,000 at December 31, 1998 and 1997, respectively, for seismic data acquisition services provided to the Company and its subsidiaries subsequent to the Offering date. The Company incurred charges of $79,900,000 and $22,200,000 for these services for the year ended December 31, 1998 and from the period August 11, 1997 through December 31, 1997, respectively. Costs incurred from these services were based on agreed upon contractual amounts and terms similar to contracts with third party contractors.

     The Company and Eagle entered into a Master Separation Agreement ("the Agreement") for the purpose of defining their continuing relationship after the Offering. The Agreement provided for the Company and Eagle to enter into a Sublease, a Registration Rights Agreement and a Tax Indemnity Agreement. Under the Agreement, the Company and Eagle have indemnified each other with respect to liabilities arising in connection with the operations of their respective businesses prior to and after the date of consummation of the Offering including liabilities under the Securities Act with respect to the Offering. Under the Sublease Agreement, the Company subleased a portion of its principal corporate offices to Eagle and allowed Eagle to utilize certain shared office equipment from August 1997 until September 1998. The Company received $88,000 and $47,000 for this sublease for the year ended December 31, 1998 and from the period from August 11, 1997 through December 31, 1997, respectively. Pursuant to the Registration Rights Agreement, Eagle registered the offer and sale by the Company on a delayed and continuous basis from time to time of the shares of common stock owned by the Company after the Offering at the expense of Eagle. Pursuant to the Tax Indemnity Agreement, Eagle paid the Company its share of federal income taxes prior to the date of consummation of the Offering, and is responsible for federal income taxes from its operations on and after the date of the Offering. Any subsequent refunds, additional taxes or penalties or other adjustments relating to Eagle's federal income taxes for periods prior to the date of consummation of the Offering shall be for the benefit of or be borne by the Company. Similar provisions apply under the Tax Indemnity Agreement to other taxes, such as state and local taxes.

     The Company owed Helm Resources, Inc. and its subsidiaries ("Helm"), a company that has three executive officers who are directors of the Company, $2,000 and $76,000 as of December 31, 1998 and 1997,
respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $99,000, $76,000 and $80,000, for these general and administrative expenses during 1998, 1997 and 1996, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.


     Certain employees and directors of the Company contributed cash to partnerships in 1994 through 1997 which invested in the exploration and development of oil and gas properties on a working interest basis along with DDD Energy, Inc. ("DDD Energy"). Each partnership's working interest amounted to 2.5% of the total investment made by such partnership and DDD Energy for the partnership formed in 1997, 3% for the partnership formed in 1996 and 5% for the partnerships formed in 1995 and 1994. On October 1, 1998, DDD Energy purchased the oil and gas interests owned by each of the partnerships in exchange for 355,733 shares of the Company's common stock, payment of $824,000 and assumption of each partnership's liabilities totaling $1,555,000.


NOTE L--MAJOR CUSTOMERS

     No customers accounted for 10% or more of revenues during the years 1998, 1997 or 1996.

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

     The loss from discontinued operations amounted to $988,000 for the year ended December 31, 1996, net of an income tax benefit of $580,000. At December 31, 1995, the Company had fixed price gas sales contracts which were generally below the estimated market price at which the Company could purchase gas supply and transportation. Then current market pricing models were used to estimate the market price at which the Company could purchase gas supply and transportation in the future. Such models were used to estimate the loss related to future contractual commitments at December 31, 1995. During the first seven months of 1996, the Company continued to deliver gas to customers under its existing contracts. Effective August 1, 1996, the gas marketing operations were disposed of. As a result of changes in market prices to purchase gas supply, an additional $988,000 was recognized as a loss from discontinued operations in 1996. Such loss represented the final charge related to the discontinued operations. No assets or liabilities relating to the discontinued operations remained at December 31, 1998.

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

     Significant non-cash investing and financing activities are as follows:

     1. During 1998, the Company issued 355,733 shares of its common stock valued at $3,914,000 to acquire interests in certain oil and gas properties and assumed liabilities totaling $1,555,000.


     2. During 1998, the Company issued 794,300 shares of its common stock to its officers and employees in exchange for notes receivable of $8,191,000.

     3. During 1996, the Company issued 428,608, shares of its common stock upon the conversion and exchange of $1,989,000, of its 9% convertible subordinated debentures. In connection with these conversions and exchanges, unamortized bond issue costs totaling $109,000 have been charged to additional paid-in capital.

     4. During 1996, the Company issued 264,150 shares of its common stock in exchange for a 50% equity interest in a marine seismic company.

     5. During 1996, the Company redeemed a portion of its equity interest in a marine seismic company in exchange for a note totaling $2,680,000.

     6. During 1997 and 1996, capital lease obligations totaling $374,000 and $41,000, respectively, were incurred when the Company entered into leases for property and equipment.


NOTE O--INDUSTRY SEGMENTS

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the current year's presentation.


     The Company operates in two reportable segments - seismic and exploration and production. In 1997 and 1996, the Company had an additional reporting segment - geophysical services. The long-term financial performance of each of the reportable segments is affected by similar economic conditions. The accounting policies of the segments are the same as those described in Footnote A to these consolidated financial statements. Intersegment sales are accounted for at prices comparable to those received from unaffiliated customers. The Company evaluates performance of each reportable segment based on operating income (loss) before selling, general and administrative expenses, interest income and expense, income taxes, non-recurring items and accounting changes.

     Financial information by reportable segment for the three years ended December 31, 1998, was as follows (in thousands):

                                                                   Exploration
                                                                       and                    Total
                                             Seismic                Production               Segments
                                           -----------             ------------            ------------
1998
Revenue from external purchasers          $    125,863            $      18,994           $     144,857
Depreciation, depletion
  and amortization                              57,117                   11,872                  68,989
Cost of sales                                      191                    4,683                   4,874
Segment operating income                        68,555                    2,439                  70,994
Assets                                         317,292                  156,623                 473,915
Capital expenditures (a)<F1>                   139,167                   48,173                 187,340

<F1> (a) Includes other ancillary equipment.


                                                                 Exploration
                                                                     and            Geophysical           Total
                                               Seismic           Production          Services            Segments
                                             -----------         -----------        -----------        ------------
1997
Revenue from external purchasers            $     85,560        $     25,680       $     16,316       $     127,556
Intersegment revenue                                   -                   -             18,456              18,456
Depreciation, depletion and
  amortization                                    35,163              12,666                983              48,812
Impairment of oil and gas
  properties                                           -               9,560                  -               9,560
Cost of sales                                        394               5,168             26,855              32,417
Segment operating income (loss)                   50,003              (1,714)             6,934              55,223
Assets                                           219,288             122,930                  -             342,218
Capital expenditures (a)<F1>                      89,472              64,418              8,478             162,368


1996
Revenue from external purchasers            $     67,138        $     18,255       $     20,609       $     106,002
Intersegment revenue                                   -                   -             27,217              27,217
Depreciation, depletion
  and amortization                                30,477               7,212                951              38,640
Cost of sales                                        448               3,134             42,278              45,860
Segment operating income                          36,213               7,909              4,597              48,719
Assets                                           164,547              93,565             24,810             282,922
Capital expenditures (a)<F1>                      52,217              51,428              7,669             111,314

<F1> (a) Includes other ancillary equipment.




     The following geographic information for the three years ended December 31, 1998 pertains to the Company's seismic segment (in thousands):

                                                                                                Other
                                                        United                                 Foreign
                                                        States             Canada             Countries             Total
                                                      -----------        -----------         -----------         -----------

1998
Revenue from external customers                      $    117,623       $      7,370        $        870        $    125,863
Assets                                                    301,704             13,797               1,791             317,292

1997
Revenue from external customers                      $     82,228       $      2,748        $        584        $     85,560
Assets                                                    215,273              1,986               2,029             219,288

1996
Revenue from external customers                      $     64,508       $      1,502        $      1,128        $     67,138
Assets                                                    160,566              1,899               2,082             164,547

     All  exploration  and  production  activities  are  conducted in the United
States.

     The following table reconciles segment information to consolidated  totals:
(in thousands)

                                                                                     December 31,
                                                               --------------------------------------------------------
                                                                  1998                   1997                  1996
                                                               -----------           -----------           ------------

Revenue:
   Revenue from external purchasers                           $    144,857          $    127,556          $     106,002
   Intersegment revenue                                                  -                18,456                 27,217
   Intercompany eliminations                                             -               (18,456)               (27,217)
                                                               -----------           -----------           ------------
     Total consolidated revenue                               $    144,857          $    127,556          $     106,002
                                                               ===========           ===========           ============

Depreciation, depletion and amortization:
   Total reportable segment depreciation,
     depletion and amortization                               $     68,989          $     48,812          $      38,640
   Corporate and other                                                 901                   867                    609
                                                               -----------           -----------           ------------
     Total consolidated depreciation,
       depletion and amortization                             $     69,890          $     49,679          $      39,249
                                                               ===========           ===========           ============

Cost of Sales:
   Total reportable segment cost of sales                     $      4,874          $     32,417          $      45,860
   Intercompany eliminations                                             -               (14,464)               (26,458)
                                                               -----------           -----------           ------------
     Total consolidated cost of sales                         $      4,874          $     17,953          $      19,402
                                                               ===========           ===========           ============

Income from continuing operations
   before income taxes:
     Total reportable segment operating
       income                                                 $     70,994          $     55,223          $      48,719
     Selling general and
       administrative expense                                      (26,599)              (23,043)               (19,165)
     Interest expense, net                                          (5,540)               (3,554)                (2,900)
     Equity in earnings (loss) of affiliate                            222                   146                   (186)
     Gain on sale of subsidiary stock                                    -                18,449                      -
     Increase (decrease) in underlying
       equity of affiliate                                            (193)               10,750                      -
     Extinguishment of volumetric
       production payment                                                -                (4,133)                     -
     Eliminations and other                                           (901)               (4,859)                (1,368)
                                                               -----------           -----------           ------------
       Income from continuing operations
         before income taxes                                  $     37,983          $     48,979          $      25,100
                                                               ===========           ===========           ============

Assets:
   Total reportable segment assets                            $    473,915          $    342,218          $     282,922
   Corporate and other                                              21,852                23,464                 11,757
                                                               -----------           -----------           ------------
     Total consolidated assets                                $    495,767          $    365,682          $     294,679
                                                               ===========           ===========           ============

NOTE P--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                                    Quarter Ended
                                                               ---------------------------------------------------------
(In thousands, except per share amounts)                       March 31         June 30        Sept. 30        Dec. 31
                                                               ---------       ---------      ----------      ----------
1998
Revenue                                                       $   30,927      $   36,976     $    38,332     $    38,622
Gross profit(1)<F1>                                               14,851          18,123          17,825          20,195
Provision for income taxes                                         2,873           3,741           3,693           3,316
Net income                                                         4,865           6,369           6,288           6,838
Earnings per share: (2)<F2>
   Basic                                                             .22             .28             .28             .29
   Diluted                                                           .21             .28             .28             .29

1997
Revenue                                                       $   27,219      $   34,673     $    30,793     $    34,871
Gross profit(1)<F1>                                               12,682          16,338          15,166           6,000
Provision for income taxes                                         2,228           3,040          12,002             152
Net income                                                         4,084           5,404          21,696             373
Earnings per share: (2)<F2>
   Basic                                                             .20             .26            1.00             .02
   Diluted                                                           .19             .25             .98             .02

<F1> (1)  Gross profit represents revenue less data bank amortization, depletion of oil and gas properties, impairment of oil and gas properties and cost of sales.

<F2> (2)  The sum of the individual  quarterly  earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

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

     The following table sets forth estimates of proved reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas attributable to the Company's interest in oil and gas properties. The reserve estimates presented herein were prepared by the independent petroleum engineering firms of Forrest A. Garb & Associates, Inc. at December 31, 1998, Miller and Lents, Ltd. and Forrest A. Garb & Associates, Inc. at December 31, 1997 and Miller and Lents, Ltd. at December 31, 1996. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

                                                                   Oil            Gas
                                                                  (Mbbl)         (MMcf)
                                                               ------------   ------------
Proved reserves at December 31, 1995                                  1,512         14,011
   Revisions of previous estimates                                      249          1,966
   Purchases of reserves in place                                        68          7,896
   Extensions and discoveries                                         1,107         10,322
   Sale of volumetric production payment                               (363)        (7,626)
   Production                                                          (279)        (2,808)
                                                               ------------   ------------
Proved reserves at December 31, 1996                                  2,294         23,761
   Revisions of previous estimates                                     (500)        (3,863)
   Repurchase of volumetric production payment                           98          3,736
   Extensions and discoveries                                         1,110         28,491
   Production                                                          (364)        (5,131)
                                                               ------------   ------------
Proved reserves at December 31, 1997                                  2,638         46,994
   Revisions of previous estimates                                    2,374         12,698
   Purchases of reserves in place                                       284          2,898
   Extensions and discoveries                                         2,428         17,685
   Production                                                          (386)        (6,216)
                                                               ------------   ------------
Proved reserves at December 31, 1998                                  7,338         74,059
                                                               ============   ============

Proved developed reserves -
   December 31, 1995                                                  1,178         10,219
                                                               ============   ============
   December 31, 1996                                                    902         11,563
                                                               ============   ============
   December 31, 1997                                                  1,744         18,483
                                                               ============   ============
   December 31, 1998                                                  5,265         37,844
                                                               ============   ============

     In addition to the proved reserves disclosed above, the Company owned proved sulfur reserves of 420,000 long tons, 174,000 long tons and 197,000 long tons at December 31, 1998, 1997 and 1996, respectively. In addition to the production indicated above, in 1997 and 1996 the Company delivered 56,000 and 84,000 barrels, respectively, and 1,795 and 2,094 million cubic feet, respectively, under the terms of a volumetric production payment agreement.

     Capitalized Costs of Oil and Gas Properties: As of December 31, 1998 and 1997, the Company's capitalized costs of oil and gas properties were as follows (in thousands):

                                                              December 31,
                                                        ------------------------
                                                           1998           1997
                                                        ----------     ---------
Unevaluated properties                                 $    53,458    $   39,436
Evaluated properties                                       141,118       107,206
                                                        ----------     ---------
Total capitalized costs                                    194,576       146,642
Less:  Accumulated depreciation,
  depletion and amortization                               (45,599)      (33,727)
                                                        ----------     ---------
Net capitalized costs                                  $   148,977    $  112,915
                                                        ==========     =========

     Of the total costs excluded from the amortization calculation as of December 31, 1998, $25,329,000 was incurred during 1998, $12,916,000 was incurred during 1997, $8,793,000 was incurred during 1996, $3,748,000 was incurred during 1995 and $2,672,000 was incurred during 1994. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated in the next three to five years.

     Costs Incurred in Oil and Gas Activities: The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                             1998           1997           1996
                                                          -----------    -----------     ----------
Acquisition of properties:
  Evaluated                                              $      4,701   $     13,813    $   23,090
  Unevaluated                                                  15,207         10,857         7,000
Exploration costs                                              22,708         26,961        17,358
Development costs                                               5,318         12,318         3,913
                                                          -----------    -----------     ----------
Total costs incurred                                     $     47,934   $     63,949    $   51,361
                                                          ===========    ===========     ==========

     Results of Operations for Oil and Gas Producing Activities: The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                           1998             1997          1996
                                                        -----------     -----------     -----------
Revenue                                                $     18,663    $     25,282    $     17,921
Production costs                                             (4,673)         (5,155)         (3,124)
Depreciation, depletion and amortization                    (11,872)        (12,666)         (7,212)
Impairment of oil and gas properties                              -          (9,560)              -
                                                        -----------     -----------     -----------
Income (loss) before income taxes                             2,118          (2,099)          7,585
Income tax benefit (expense)                                   (741)            735          (2,655)
                                                        -----------     -----------     -----------
Results of operations                                  $      1,377    $     (1,364)   $      4,930
                                                        ===========     ===========     ===========

     In addition to the revenues and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $331,000 and $10,000 respectively, for the year ended December 31, 1998, $398,000 and $13,000 respectively, for the year ended December 31, 1997 and $334,000 and $10,000, respectively, for the year ended December 31, 1996.

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

     Although the information presented is based on the Company's best estimates of the required data, the methods and assumptions used in preparing the data were those prescribed by the FASB. Although not market sensitive, they were specified in order to achieve uniformity in assumptions and to provide for the use of reasonably objective data. It is important to note here that this information is neither fair market value nor the present value of future cash flows and it does not reflect changes in oil and gas prices experienced since the respective year-end. It is primarily a tool designed by the FASB to allow for a reasonable comparison of oil and gas reserves and changes therein through the use of a standardized method. Accordingly, the Company cautions that this data should not be used for other than its intended purpose.

     Management does not rely upon the following information in making investment and operating decisions. The Company, along with its partners, bases such decisions upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

                                                                                              December 31,
                                                                                 ----------------------------------------
                                                                                    1998          1997            1996
                                                                                 ----------     ---------      ----------
                                                                                              (in thousand)
  Future gross revenue                                                          $   248,608    $  162,762    $    127,905
  Future production costs                                                           (43,065)      (21,417)        (21,913)
  Future development costs                                                          (17,131)      (21,659)        (10,101)
  Future income taxes                                                               (47,541)      (27,453)        (26,524)
                                                                                 ----------     ---------      ----------
  Future net cash flows                                                             140,871        92,233          69,367

  10 percent annual discount for estimated timing of cash flows                     (59,328)      (27,636)        (17,277)
                                                                                 ----------     ---------      ----------
  Standardized measure of discounted future net cash flows                      $    81,543    $   64,597    $     52,090
                                                                                 ==========     =========      ==========

     The above table excludes future net cash flows before income taxes of $9,167,000, $3,187,000 and $3,495,000, and discounted future net cash flows before income taxes of $4,310,000, $2,350,000 and $2,427,000, as of December 31,
1998, 1997 and 1996, respectively, related to proved sulfur reserves.

     Natural gas prices have declined and oil prices have increased since December 31, 1998. Accordingly, the discounted future net cash flows shown above could be different if the standardized measure were calculated using prices in effect at the end of the first quarter.

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                             1998             1997             1996
                                                                          ---------        ----------       ----------
Standardized measure, beginning of year                                  $   64,597      $     52,090      $    16,058
Extensions and discoveries, net of related costs                             34,102            45,193           26,690
Sales of oil and gas produced, net of production costs                      (13,990)          (16,035)          (9,057)
Net changes in prices and production costs                                  (25,385)          (28,384)          24,561
Change in future development costs                                            3,626            (2,650)            (355)
Development costs incurred during the period that reduced
   future development costs                                                   4,330             7,802            2,042
Revision of previous quantity estimates                                      31,358            (8,927)           3,077
Repurchase of volumetric production payment                                       -             8,319                -
Purchases of reserves in place                                                4,609                 -           18,309
Sale of volumetric production payment                                             -                 -          (17,763)
Accretion of discount                                                         8,328             7,276            2,532
Net change in income taxes                                                   (7,422)            1,988          (11,406)
Change in production rates and other                                        (22,610)           (2,075)          (2,598)
                                                                          ---------        ----------       ----------
Standardized measure, end of year                                        $   81,543      $     64,597      $    52,090
                                                                          =========        ==========       ==========


NOTE R - SUBSEQUENT EVENT

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on all series of the notes is payable semi-annually beginning on August 15, 1999. The Company used a portion of the proceeds to repay amounts outstanding under its $75 million and $25 million revolving lines of credit; the remainder will be used for capital expenditures.

                                     EXHIBIT
                                      INDEX
--------------------------------------------------------------------------------

Exhibit   Title                                                           Page
                                                                          Number
--------------------------------------------------------------------------------


10.49     Revolving  Credit  Agreement  dated as of December 11, 1998,
          between the Company and SunTrust Bank, Atlanta                     53

10.50     Note  Purchase  Agreement  dated as of  February  12,  1999, between the Company and the Series D Purchasers,  the Series
          E Purchasers and the Series F Purchasers                           80


21.1      Subsidiaries of the Registrant                                    222

23.1      Consent of Arthur Andersen LLP                                    224

23.2      Consent of Forrest A. Garb & Associates, Inc.                     226