Form 10-K/A
period 1998-12-31
SEITEL INC
filed 1999-04-30
CIK 750813

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 Amendment No. 1

-------
  X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-------
          EXCHANGE ACT OF 1934

          For Fiscal Year Ended DECEMBER 31, 1998

                  OR

-------
          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-------
          EXCHANGE ACT OF 1934

          [No Fee Required] For the transition period            to           .
                                                      ----------   ----------

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

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages (as of April 1, 1999) and positions with the Company are as follows:

Name                   Age   Position(s) with the Company       Director Since
---------------------  ----  -------------------------------  ------------------

Herbert M. Pearlman     66   Chairman of the Board                   1982
                                   of Directors
Paul A. Frame           52   Chief Executive Officer,                1986
                                   President and Director

Horace A. Calvert       45   Chief Operating Officer,                1987
                                   Executive Vice President
                                   and Director

David S. Lawi           63   Chairman of the Executive               1982
                                   Committee and Director

Debra D. Valice         42   Chief Financial Officer,                1995
                                   Executive Vice President
                                   of Finance, Treasurer,
                                   Corporate Secretary
                                   and Director

Walter M. Craig, Jr.    44   Director                                1987
William Lerner          65   Director                                1985
John E. Stieglitz       67   Director                                1989
Fred S. Zeidman         52   Director                                1997

     Herbert M. Pearlman, a co-founder of Seitel, Inc., has been a director of the Company since 1982, and Chairman of the Company's Board of Directors since 1987. He has served as President, Chief Executive Officer and a Director of Helm Resources, Inc. ("Helm"), a publicly-traded company with equity interests in diverse businesses, since 1980, and in June 1984, he became Helm's Chairman of the Board. Since March 1984, Mr. Pearlman has been Chairman of Intersystems, Inc. ("Intersystems"), an American Stock Exchange listed company engaged in providing services to the thermoplastic resins industry. Since June 1990, Mr. Pearlman has served as Chairman of Unapix Entertainment, Inc. ("Unapix Entertainment"), an American Stock Exchange listed company engaged in multi-media entertainment.

     Paul A. Frame has been Chief Executive Officer of the Company since July 1992 and President since January 1987. He was Executive Vice President of the Company from January 1985 until his appointment as President. He was hired by the Company in August 1984 as Vice President of Marketing. From December 1996 to March 1999, Mr. Frame was a Director of Eagle Geophysical, Inc. ("Eagle"), a NASDAQ listed company engaged in providing seismic data acquisitions services to the oil and gas industry, and from August 1997 to March 1999, he was Chairman of the Executive Committee of Eagle's board of directors.

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

     David S. Lawi has been Chairman of the Company's Executive Committee since March 1987. He also was Assistant Secretary of the Company from May 1986 until

June 1987 and from June 1989 until July 1993. Mr. Lawi has been a Director of Helm since 1980, and Chairman of the Executive Committee since 1997. Since March 1984, Mr. Lawi has been a Director of Intersystems and, since 1985, he has been Chairman of Intersystems' Executive Committee. Since June 1990, Mr. Lawi has been a Director of Unapix Entertainment and, since January 1993, Chairman of its Executive Committee.

     Debra D. Valice, CPA, is the Company's Chief Financial Officer, Executive Vice President of Finance, Treasurer and Corporate Secretary. Ms. Valice has been the Company's Chief Financial Officer since February 1987, and was the Company's Chief Accounting Officer from March 1986 until February 1987. Ms. Valice was elected as a director of the Company in November 1995.

     Walter M. Craig, Jr. provided legal and business advice to the Company, from time to time, from 1984 through 1998. Since 1993, he has been President of both the Mezzanine Financial Fund, L.P., and Core Capital, Inc. Both enterprises are engaged in making capital available to small and mid-market companies based on the value of their assets. He has served as Executive Vice President and Chief Operating Officer of Helm since August 1992. From 1984 to 1992, he was Senior Vice President of Business and Legal Affairs of Helm. Since April 1993, Mr. Craig has been a Director of Unapix Entertainment.

     William Lerner is Chairman of the Company's Audit Committee and Co-Chairman of the Company's Compensation and Stock Option Committee. Since January 1990, Mr. Lerner has been engaged in the private practice of law. From May 1990 until December 1990, he was General Counsel to Hon Development Company, a California real estate development company. From June 1986 until December 1989, Mr. Lerner was Vice President and General Counsel of The Geneva Companies, Inc., a financial services company engaged in counseling privately owned middle-market companies. Since 1985, he has been a Director of Helm. Mr. Lerner is also a Director of Rent-Way, Inc., a New York Stock Exchange listed company headquartered in Pennsylvania that operates the second-largest chain of rental-purchase stores in the United States, and Micros-to-Mainframes, Inc., a NASDAQ listed company headquartered in New York that provides advanced technology communications products and systems integration and internet services to Fortune 2000 companies.

     John E. Stieglitz is Co-Chairman of the Company's Compensation and Stock Option Committee and a member of the Company's Audit Committee. He is Chairman Emeritus of Conspectus, Inc., a privately held company, formed in 1976, engaged in providing services in the area of executive recruitment. He served as President of Conspectus, Inc. from 1976 to 1996. Mr. Stieglitz is also a Director of Helm and Intersystems.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership concerning the common stock with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company's review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during 1998 were timely made.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "named executive officers") for the years indicated.

                                            SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                                            Annual Compensation                      Long-Term
                                          ------------------------------------------------------   Compensation
                                                                                        Other        Awards
                                                                         Eagle          Annual    --------------
                                                            Bonus        Bonus      Compensation  Stock Options/    All Other
   Name and Principal Position     Year    Salary ($)      ($)(1)<F1>   ($)(2)<F2>     ($)(3)<F3>   (SARs (#)     Compensation($)
   ----------------------------- --------- ------------  ------------ ------------  ------------  --------------   --------------

   Paul A. Frame                   1998      $444,878     $1,809,077      --           $1,180,450   1,190,798      $104,001  (4)<F4>
     Chief Executive Officer       1997      $144,878       $905,099  $2,282,500       $1,301,809     932,160      $104,764
     and President                 1996      $141,898     $1,457,603      --           $1,204,334     148,600       $87,998

   Horace A. Calvert               1998      $444,878     $1,809,077      --           $1,180,450     625,418      $104,001  (4)<F4>
     Chief Operating Officer       1997      $144,878       $903,598  $1,455,811       $1,301,809     378,882      $104,764
     and Executive Vice President  1996      $141,898     $1,457,603      --           $1,205,834     136,498       $87,998

   Herbert M. Pearlman             1998      $428,437     $1,961,347      --              --          690,582      $104,123  (4)<F4>
     Chairman of the               1997      $128,438     $1,183,947  $1,819,763          --          393,874      $104,764
     Board of Directors            1996      $124,818     $1,486,168      --              --          124,582       $88,654

   David S. Lawi                   1998      $214,219       $980,673      --              --          505,726      $104,001  (4)<F4>
     Chairman of the Executive     1997       $64,892       $591,975    $909,881          --          293,874      $104,764
     Committee                     1996       $60,588       $749,085      --              --          124,582       $87,998

   Debra D. Valice                 1998      $155,853       $437,064      --              --          172,412       $69,449  (4<F4>
     Executive Vice President      1997      $138,583       $270,833    $502,713          --          142,762       $70,816
     of Finance, Treasurer and     1996      $113,519       $358,332      --              --          142,570       $58,861
     Corporate Secretary
----------------------------------------------------------------------------------------------------------------------------------

(1)<F1> Includes bonuses based on the Company's pre-tax profits and includes a discretionary bonus for Ms. Valice of $312,064.

(2)<F2> Includes contractual bonuses based on the Company's pre-tax profits related to the spin-off of Eagle in 1997 for Messrs. Frame, Calvert, Pearlman, and Lawi, an additional bonus for Mr. Frame of $826,690 related to the spin-off of Eagle, and a discretionary bonus for Ms. Valice of $502,713 related to the spin-off of Eagle.

(3)<F3>   Includes commissions based on sales.

(4)<F4> Includes amounts paid pursuant to a program (the "Incentive Compensation Program") whereby between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes $101,623 contributed by the Company pursuant to its Incentive
          Compensation Program for Messrs. Frame, Calvert, Pearlman and Lawi, and $66,949 for Ms. Valice. Also includes 401(k) Plan matching contributions made by the Company of $2,378 for Messrs. Frame, Calvert and Lawi and $2,500 for Mr. Pearlman and Ms. Valice.

     The following table sets forth certain information with respect to options to purchase common stock granted during the year ended December 31, 1998 to each of the named executive officers.

                            OPTION/SAR GRANTS IN 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
                              -----------------------------------------------------
                                               Percent                                       Potential Realizable Value
                                Number of      of Total                                       at Assumed Annual Rates of
                               Securities    Options/SARs                                      Stock Price Appreciation
                               Underlying     Granted to    Exercise                              for Option Term (3)<F3>
                               Options/SARs   Employees     or Base     Expiration    -------------------------------------------
    Name                       Granted (#)     in 1998     Price($/Sh)      Date      0 Percent($)    5 Percent($)   10 Percent($)
    ---------------------     ------------   -----------   ----------   -----------   -------------  -------------   ------------

                                              >
    Paul A. Frame              160,038 (1)<F1>  3.40        $12.0000      04/11/00    ($100,023.75)    $36,291.03     $175,758.37
                                 6,106 (2)<F2>  0.13        $13.9375      11/26/01     ($12,208.94)      ($798.03)     $11,741.60
                                 3,242 (2)<F2>  0.07        $13.9375      11/27/01      ($6,482.37)      ($417.73)      $6,247.67
                                22,042 (2)<F2>  0.47        $13.9375      11/29/01     ($44,072.97)    ($2,758.77)     $42,659.87
                                30,442 (2)<F2>  0.65        $13.9375      12/02/01     ($60,868.77)    ($3,641.46)     $59,295.82
                                30,774 (2)<F2>  0.65        $13.9375      12/03/01     ($61,532.60)    ($3,624.33)     $60,070.17
                                 5,994 (2)<F2>  0.13        $13.9375      12/04/01     ($11,984.99)      ($694.85)     $11,725.03
                                57,400 (2)<F2>  1.22        $13.9375      06/05/02    ($114,771.29)    $12,992.27     $156,934.69
                                 7,800 (2)<F2>  0.17        $13.9375      06/05/02     ($15,596.09)     $1,765.50      $21,325.62
                                 7,400 (2)<F2>  0.16        $13.9375      06/05/02     ($14,796.29)     $1,674.96      $20,232.00
                                 4,600 (2)<F2>  0.10        $13.9375      06/06/02      ($9,197.69)     $1,049.90      $12,596.68
                                16,000 (2)<F2>  0.34        $13.9375      06/09/02     ($31,991.99)     $3,742.74      $44,023.62
                                 4,000 (2)<F2>  0.09        $13.9375      06/09/02      ($7,997.99)       $935.69      $11,005.91
                                   800 (2)<F2>  0.02        $13.9375      06/09/02      ($1,599.59)       $187.14       $2,201.18
                                38,200 (2)<F2>  0.81        $13.9375      06/10/02     ($76,380.89)     $9,008.16     $105,272.89
                                16,600 (2)<F2>  0.35        $13.9375      06/10/02     ($33,191.69)     $3,914.54      $45,746.86
                                20,000 (2)<F2>  0.43        $13.9375      06/11/02     ($39,989.99)     $4,754.21      $55,203.89
                                17,600 (2)<F2>  0.37        $13.9375      06/11/02     ($35,191.19)     $4,183.71      $48,579.42
                                 4,600 (2)<F2>  0.10        $13.9375      06/11/02      ($9,197.69)     $1,093.47      $12,696.89
                                10,000 (2)<F2>  0.21        $13.9375      06/12/02     ($19,994.99)     $2,396.05      $27,645.55
                                 8,400 (2)<F2>  0.18        $13.9375      06/12/02     ($16,795.79)     $2,012.69      $23,222.26
                                 1,000 (2)<F2>  0.02        $13.9375      06/12/02      ($1,999.49)       $239.61       $2,764.56
                                49,180 (2)<F2>  1.05        $13.9375      06/13/02     ($98,335.40)    $11,877.00     $136,175.34
                                34,620 (2)<F2>  0.74        $13.9375      06/13/02     ($69,222.68)     $8,360.75      $95,859.91
                                 1,800 (2)<F2>  0.04        $13.9375      06/13/02      ($3,599.09)       $434.70       $4,984.05
                                60,000 (2)<F2>  1.28        $13.9375      06/16/02    ($119,969.99)    $14,831.27     $166,920.57
                                20,000 (2)<F2>  0.43        $13.9375      06/16/02     ($39,989.99)     $4,943.76      $55,640.19
                                19,600 (2)<F2>  0.42        $13.9375      06/16/02     ($39,190.19)     $4,844.88      $54,527.38
                                17,800 (2)<F2>  0.38        $13.9375      06/16/02     ($35,591.09)     $4,399.94      $49,519.77
                                13,000 (2)<F2>  0.28        $13.9375      06/16/02     ($25,993.49)     $3,213.44      $36,166.12
                               300,000 (2)<F2>  6.38        $13.9375      11/20/02    ($599,849.99)   $164,405.93   $1,044,508.19
                               200,000 (2)<F2>  4.26        $13.9375      11/20/02    ($399,899.99)   $109,603.96     $696,338.79
                                 1,760 (2)<F2>  0.04        $13.9375      12/10/02      ($3,519.11)     $1,032.76       $6,288.31

    Horace A. Calvert          160,038 (1)<F1>  3.40        $12.0000      04/11/00    ($100,023.75)    $36,291.03     $175,758.37
                                14,412 (2)<F2>  0.31        $13.9375      11/29/01     ($28,816.78)    ($1,803.80)     $27,892.84
                                32,650 (2)<F2>  0.69        $13.9375      12/02/01     ($65,283.66)    ($3,905.58)     $63,596.63
                                33,006 (2)<F2>  0.70        $13.9375      12/03/01     ($65,995.49)    ($3,887.20)     $64,426.99
                                 6,430 (2)<F2>  0.14        $13.9375      12/04/01     ($12,856.77)      ($745.39)     $12,577.90

------------------------------------------------------------------------------------------------------------------------------------

                                                 Individual Grants
                              -----------------------------------------------------
                                               Percent                                       Potential Realizable Value
                                Number of      of Total                                       at Assumed Annual Rates of
                               Securities    Options/SARs                                      Stock Price Appreciation
                               Underlying     Granted to    Exercise                              for Option Term (3)<F3>
                               Options/SARs   Employees     or Base     Expiration    -------------------------------------------
    Name                       Granted (#)     in 1998     Price($/Sh)      Date      0 Percent($)    5 Percent($)   10 Percent($)
    ---------------------     ------------   -----------   ----------   -----------   -------------  -------------   ------------


    Horace A. Calvert          200,000 (2)<F2>  4.26        $13.9375      11/20/02    ($399,899.99)   $109,603.96     $696,338.79
        (CONTINUED)             71,082 (2)<F2>  1.51        $13.9375      12/08/02    ($142,128.45)    $41,434.78     $253,319.25
                                39,400 (2)<F2>  0.84        $13.9375      12/08/02     ($78,780.29)    $22,966.86     $140,412.18
                                24,000 (2)<F2>  0.51        $13.9375      12/08/02     ($47,987.99)    $13,989.97      $85,530.26
                                10,000 (2)<F2>  0.21        $13.9375      12/08/02     ($19,994.99)     $5,829.15      $35,637.61
                                 9,600 (2)<F2>  0.20        $13.9375      12/08/02     ($19,195.19)     $5,595.99      $34,212.10
                                 8,200 (2)<F2>  0.17        $13.9375      12/08/02     ($16,395.89)     $4,779.90      $29,222.84
                                 3,000 (2)<F2>  0.06        $13.9375      12/08/02      ($5,998.49)     $1,748.75      $10,691.28
                                 3,000 (2)<F2>  0.06        $13.9375      12/08/02      ($5,998.49)     $1,748.75      $10,691.28
                                 2,400 (2)<F2>  0.05        $13.9375      12/08/02      ($4,798.79)     $1,399.00       $8,553.03
                                 2,300 (2)<F2>  0.05        $13.9375      12/08/02      ($4,598.84)     $1,340.70       $8,196.65
                                 2,000 (2)<F2>  0.04        $13.9375      12/08/02      ($3,998.99)     $1,165.83       $7,127.52
                                 1,000 (2)<F2>  0.02        $13.9375      12/08/02      ($1,999.49)       $582.92       $3,563.76
                                 1,000 (2)<F2>  0.02        $13.9375      12/08/02      ($1,999.49)       $582.92       $3,563.76
                                 1,000 (2)<F2>  0.02        $13.9375      12/08/02      ($1,999.49)       $582.92       $3,563.76
                                   700 (2)<F2>  0.01        $13.9375      12/08/02      ($1,399.64)       $408.04       $2,494.63
                                   200 (2)<F2>  0.00        $13.9375      12/08/02        ($399.89)       $116.58         $712.75

    Herbert M. Pearlman        172,126 (1)<F1>  3.67        $12.0000      04/11/00    ($107,578.75)    $39,032.17     $189,033.77
                                80,000 (2)<F2>  1.70        $13.9375      04/28/00    ($159,959.99)   ($92,308.52)    ($23,346.71)
                                 2,762 (2)<F2>  0.06        $13.9375      11/26/01      ($5,522.61)      ($360.98)      $5,311.22
                                 1,466 (2)<F2>  0.03        $13.9375      11/27/01      ($2,931.26)      ($188.89)      $2,825.13
                                 9,964 (2)<F2>  0.21        $13.9375      11/29/01     ($19,923.01)    ($1,247.08)     $19,284.23
                                13,766 (2)<F2>  0.29        $13.9375      12/02/01     ($27,525.11)    ($1,646.68)     $26,813.82
                                13,914 (2)<F2>  0.30        $13.9375      12/03/01     ($27,821.03)    ($1,638.68)     $27,159.82
                                 2,710 (2)<F2>  0.06        $13.9375      12/04/01      ($5,418.63)      ($314.15)      $5,301.11
                                20,000 (2)<F2>  0.43        $13.9375      07/17/02     ($39,989.99)     $6,121.77      $58,358.01
                                13,700 (2)<F2>  0.29        $13.9375      07/17/02     ($27,393.14)     $4,193.41      $39,975.24
                                 6,154 (2)<F2>  0.13        $13.9375      07/17/02     ($12,304.91)     $1,883.67      $17,956.76
                                   946 (2)<F2>  0.02        $13.9375      07/17/02      ($1,891.52)       $289.56       $2,760.33
                                 8,700 (2)<F2>  0.19        $13.9375      07/22/02     ($17,395.64)     $2,745.82      $25,577.32
                                10,000 (2)<F2>  0.21        $13.9375      07/23/02     ($19,994.99)     $3,175.17      $29,443.29
                                 1,400 (2)<F2>  0.03        $13.9375      07/23/02      ($2,799.29)       $444.52       $4,122.06
                                   100 (2)<F2>  0.00        $13.9375      07/23/02        ($199.94)        $31.75         $294.43
                                 9,800 (2)<F2>  0.21        $13.9375      07/29/02     ($19,595.09)     $3,223.75      $29,113.83
                                30,000 (2)<F2>  0.64        $13.9375      07/30/02     ($59,984.99)     $9,925.85      $89,256.45
                                 7,500 (2)<F2>  0.16        $13.9375      08/22/02     ($14,996.24)     $2,810.97      $23,078.22
                                10,074 (2)<F2>  0.21        $13.9375      08/25/02     ($20,142.95)     $3,833.53      $31,132.99
                                 2,500 (2)<F2>  0.05        $13.9375      08/25/02      ($4,998.74)       $951.34       $7,726.07
                                 1,900 (2)<F2>  0.04        $13.9375      08/25/02      ($3,799.04)       $723.02       $5,871.82
                                   500 (2)<F2>  0.01        $13.9375      08/26/02        ($999.74)       $191.23       $1,547.44
                                12,700 (2)<F2>  0.27        $13.9375      08/28/02     ($25,393.64)     $4,905.76      $39,417.93
                                 2,000 (2)<F2>  0.04        $13.9375      08/29/02      ($3,998.99)       $776.39       $6,216.45
                                 9,500 (2)<F2>  0.20        $13.9375      09/02/02     ($18,995.24)     $3,760.64      $29,697.36

------------------------------------------------------------------------------------------------------------------------------------

                                                 Individual Grants
                              -----------------------------------------------------
                                               Percent                                       Potential Realizable Value
                                Number of      of Total                                       at Assumed Annual Rates of
                               Securities    Options/SARs                                      Stock Price Appreciation
                               Underlying     Granted to    Exercise                              for Option Term (3)<F3>
                               Options/SARs   Employees     or Base     Expiration    -------------------------------------------
    Name                       Granted (#)     in 1998     Price($/Sh)      Date      0 Percent($)    5 Percent($)   10 Percent($)
    ---------------------     ------------   -----------   ----------   -----------   -------------  -------------   ------------


    Herbert M. Pearlman            500 (2)<F2>  0.01        $13.9375      09/02/02        ($999.74)       $197.93       $1,563.02
        (CONTINUED)             10,000 (2)<F2>  0.21        $13.9375      09/03/02     ($19,994.99)     $3,977.73      $31,304.95
                                35,900 (2)<F2>  0.76        $13.9375      09/04/02     ($71,782.04)    $14,348.84     $112,544.78
                               200,000 (2)<F2>  4.26        $13.9375      11/20/02    ($399,899.99)   $109,603.96     $696,338.79

    David Lawi                  87,270 (1)<F1>  1.86        $12.0000      04/11/00     ($54,543.75)    $19,789.79      $95,842.45
                                80,000 (2)<F2>  1.70        $13.9375      04/28/00    ($159,959.99)   ($92,308.52)    ($23,346.71)
                                 2,762 (2)<F2>  0.06        $13.9375      11/26/01      ($5,522.61)      ($360.98)      $5,311.22
                                 1,466 (2)<F2>  0.03        $13.9375      11/27/01      ($2,931.26)      ($188.89)      $2,825.13
                                 9,964 (2)<F2>  0.21        $13.9375      11/29/01     ($19,923.01)    ($1,247.08)     $19,284.23
                                13,766 (2)<F2>  0.29        $13.9375      12/02/01     ($27,525.11)    ($1,646.68)     $26,813.82
                                13,914 (2)<F2>  0.30        $13.9375      12/03/01     ($27,821.03)    ($1,638.68)     $27,159.82
                                 2,710 (2)<F2>  0.06        $13.9375      12/04/01      ($5,418.63)      ($314.15)      $5,301.11
                                20,000 (2)<F2>  0.43        $13.9375      07/17/02     ($39,989.99)     $6,121.77      $58,358.01
                                13,700 (2)<F2>  0.29        $13.9375      07/17/02     ($27,393.14)     $4,193.41      $39,975.24
                                 6,154 (2)<F2>  0.13        $13.9375      07/17/02     ($12,304.91)     $1,883.67      $17,956.76
                                   946 (2)<F2>  0.02        $13.9375      07/17/02      ($1,891.52)       $289.56       $2,760.33
                                 8,700 (2)<F2>  0.19        $13.9375      07/22/02     ($17,395.64)     $2,745.82      $25,577.32
                                10,000 (2)<F2>  0.21        $13.9375      07/23/02     ($19,994.99)     $3,175.17      $29,443.29
                                 1,400 (2)<F2>  0.03        $13.9375      07/23/02      ($2,799.29)       $444.52       $4,122.06
                                   100 (2)<F2>  0.00        $13.9375      07/23/02        ($199.94)        $31.75         $294.43
                                 9,800 (2)<F2>  0.21        $13.9375      07/29/02     ($19,595.09)     $3,223.75      $29,113.83
                                30,000 (2)<F2>  0.64        $13.9375      07/30/02     ($59,984.99)     $9,925.85      $89,256.45
                                 7,500 (2)<F2>  0.16        $13.9375      08/22/02     ($14,996.24)     $2,810.97      $23,078.22
                                10,074 (2)<F2>  0.21        $13.9375      08/25/02     ($20,142.95)     $3,833.53      $31,132.99
                                 2,500 (2)<F2>  0.05        $13.9375      08/25/02      ($4,998.74)       $951.34       $7,726.07
                                 1,900 (2)<F2>  0.04        $13.9375      08/25/02      ($3,799.04)       $723.02       $5,871.82
                                   500 (2)<F2>  0.01        $13.9375      08/26/02        ($999.74)       $191.23       $1,547.44
                                12,700 (2)<F2>  0.27        $13.9375      08/28/02     ($25,393.64)     $4,905.76      $39,417.93
                                 2,000 (2)<F2>  0.04        $13.9375      08/29/02      ($3,998.99)       $776.39       $6,216.45
                                 9,500 (2)<F2>  0.20        $13.9375      09/02/02     ($18,995.24)     $3,760.64      $29,697.36
                                   500 (2)<F2>  0.01        $13.9375      09/02/02        ($999.74)       $197.93       $1,563.02
                                10,000 (2)<F2>  0.21        $13.9375      09/03/02     ($19,994.99)     $3,977.73      $31,304.95
                                35,900 (2)<F2>  0.76        $13.9375      09/04/02     ($71,782.04)    $14,348.84     $112,544.78
                               100,000 (2)<F2>  2.13        $13.9375      11/20/02    ($199,949.99)    $54,801.98     $348,169.40

    Debra D. Valice              7,650 (2)<F2>  0.16        $13.9375      12/05/01     ($15,296.16)      ($872.68)     $14,996.13
                                64,762 (2)<F2>  1.38        $13.9375      07/14/02    ($129,491.61)    $19,453.07     $188,114.28
                                50,000 (2)<F2>  1.06        $13.9375      09/25/06     ($99,974.99)   $176,921.54     $559,786.01
                                50,000 (2)<F2>  1.06        $13.9375      11/20/07     ($99,974.99)   $227,505.09     $705,814.30

------------------------------------------------------------------------------------------------------------------------------------

(1)<F1> The expiration dates of the common stock purchase warrants listed were extended from April 11, 1999 to April 11, 2000.

(2)<F2> On December 3, 1998, the Company's Board of Directors approved a repricing of the company's then outstanding options and warrants whereby all options and warrants held by employees with an exercise price greater than $13.9375 ($2 above the market price of the Company's common stock) were repriced to $13.9375. The vesting terms and expiration dates of these options and warrants were not amended.

(3)<F3> The values shown are based on the indicated assumed annual rates of appreciation compounded annually. The actual value an executive may realize will depend on the extent to which the stock price exceeds the exercise price of the options or warrants on the date the option or warrant is exercised. Accordingly, the value, if any, realized by an executive will not necessarily equal any of the amounts set forth in the table above. These calculations are not intended to forecast possible future appreciation, if any, of the price of the Company's common stock.

     The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 1998, and unexercised options held at December 31, 1998, and the value thereof, by each of the named executive officers.

                                          AGGREGATED OPTION/SAR EXERCISES IN 1998
                                               AND 12/31/98 OPTION/SAR VALUES
                                                                  Number of Securities
                                                                 Underlying Unexercised           Value of Unexercised In-the
                              Shares                                   Options/SARs                  Money Options/SARs at
                             Acquired                               at 12/31/98 (#)                       12/31/98 ($)
                                on             Value         -----------------------------      --------------------------------
 Name                       Exercise(#)    Realized ($)      Exercisable     Unexercisable       Exercisable       Unexercisable
-------------------------   -----------    ------------      -----------     -------------      -------------      -------------

 Paul A. Frame                  0               $0            1,267,156         176,666           $392,127.87          $0
 Horace A. Calvert              0               $0              967,156         176,666         $1,961,187.12          $0
 Herbert M. Pearlman            0               $0              705,582         160,000           $126,867.63          $0
 David S. Lawi                  0               $0              550,726          80,000            $89,743.13          $0
 Debra D. Valice                0               $0              241,539          56,666            $34,375.00          $0

EMPLOYMENT ARRANGEMENTS

Agreements with Messrs. Frame, Calvert, Pearlman and Lawi

     On November 20, 1997, the stockholders approved the 1998 Executive Compensation Plan. The Company has employment agreements with Herbert M. Pearlman, Paul A. Frame, Horace A. Calvert and David S. Lawi (the "Executives"), for service in their respective capacities set forth in the listing of directors and executive officers, that provide for compensation in accordance with the 1998 Executive Compensation Plan. Messrs. Pearlman, Frame, Calvert and Lawi receive an annual base salary of $428,437, $444,878, $444,878, and $214,219, respectively, under these employment agreements.

     The agreements also provide for the Executives to receive bonus payments based on the annual Pre-Tax Profits (the "PTP") of the Company and its majority-owned subsidiaries ("Subsidiaries"). The PTP must exceed $10 million for fiscal 1998 and each of the four years thereafter, $12 million for fiscal

2003 and each of the four years thereafter, and $14 million for fiscal 2008 and thereafter (the "PTP Threshold"). If the PTP exceeds the PTP Threshold, the Executives will receive the following bonuses based on the annual PTP of the Company and its Subsidiaries:


                                 Percentage up to        Percentage above
                                  $50 Million PTP         $50 Million PTP
                                 ----------------        ----------------

Herbert M. Pearlman*<F1>               5.0%                     5.3%
Paul A. Frame                          4.0%                    4.25%
Horace A. Calvert                      4.0%                    4.25%
David S. Lawi*<F1>                     2.5%                    2.65%

*<F1> The annual bonus payments to Messrs. Pearlman and Lawi will be reduced by $300,000 and $150,000, respectively.

     The agreements further provide for Messrs. Frame and Calvert to receive annual bonuses equal to 1% of the annual sales of the Company and its Subsidiaries in excess of $30 million, provided that the PTP exceeds the PTP Threshold.

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

Agreement with Ms. Valice

     Effective as of January 1, 1993, the Company entered into an employment agreement with Ms. Valice for service in her capacities set forth in the listing of directors and executive officers. In 1998, Ms. Valice received an annual salary base of $155,853 under her employment agreement. The agreement also provides for an annual bonus of 2% of the Company's pre-tax profits up to $125,000, plus an additional amount as determined by the Board of Directors of the Company.

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

Option Repricing Upon Change in Control

     In December 1998, the Board of Directors approved the repricing of all employee options and warrants with an exercise price above $13.9375 per share to $13.9375 per share. Options and warrants held by the Named Executive Officers to purchase an aggregate of 2,605,464 shares of Company common stock were included in this repricing. The terms of this repricing also provided that if the Company is acquired by another company these options and warrants will be repriced to an exercise price of $11.9375 per share.

Directors Compensation

     Outside directors receive an annual fee of $30,000 for serving on the board and are reimbursed for out of pocket expenses for meeting attendance. No additional fees are paid for serving on committees, except that committee chairs receive an additional $5,000 annually or 10,000 options to purchase the Company's common stock. On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors' fees in a deferred cash account or as deferred shares. As of December 31, 1998, 60,000 shares have been reserved for issuance under this plan and directors (including former directors) have accumulated 1,643 deferred shares in their accounts of which 328 shares have been distributed and 1,315 will be distributed in annual equal installments from January 1999 to January 2002. Directors who are also employees receive no separate compensation for their services as directors.

     Non-employee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Plan, each non-employee director receives on the date of each annual meeting during the term of the Plan an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted on the date of such election or appointment an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During 1998, William Lerner and John E. Stieglitz were granted 12,000 options each (including 10,000 for chairing a board committee), at an exercise price of $13.75. In addition, Fred S. Zeidman received 2,000 options at an exercise price of $13.75.

     In December 1998, the Board of Directors adopted amendments to the Plan to expand the circumstances under which grants of options can be made to non-employee directors by permitting discretionary grants and to expand the terms relating to previous grants of options. The amendments are subject to stockholder approval at the 1999 Annual Meeting of Stockholders.

     Following the adoption of the amendments in December 1998, the Board of Directors approved option grants to Messrs. Craig, Lerner, Stieglitz and Zeidman, non-employee directors, to purchase 20,000, 20,000, 20,000 and 15,000 shares of the Company's common stock, respectively. These options have an exercise price of $11.9375 per share, which was the closing price for the shares on the date of grant, vest on December 3, 1999 and expire December 3, 2003. The Board of Directors also authorized a new exercise price of $13.9375 per share for outstanding options for 26,000, 26,000 and 10,000 options previously granted under the Plan to Messrs. Lerner, Stieglitz and Zeidman, respectively, and extended by two years the expiration date of 38,000, 38,000 and 12,000 options previously granted under the Plan to Messrs. Lerner, Stieglitz and Zeidman, respectively.

Compensation Committee Interlocks and Insider Participation

     The Company's Compensation and Stock Option Committee is composed of William Lerner, John E. Stieglitz and Fred S. Zeidman.

     No member of the Compensation Committee of the Board of Directors of the Company was, during 1998, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During 1998, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or
(iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the common stock, as of April 15, 1999, by (i) persons known to the Company to be beneficial owners of more than 5% of the common stock, (ii) each of the Company's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.


Name and Address                                              Amount and Nature of
of Beneficial Owner                                     Beneficial Ownership (1)<F2>(2)<F3>           Percentage of Class
-----------------------------------------------         ----------------------------------         -------------------------

Paul A. Frame, Jr.                                                 1,715,086 (3)<F4>                            6.8%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Horace A. Calvert                                                  1,511,750 (4)<F5>                            6.1%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Driehaus Capital Management, Inc.                                  1,241,170                                    5.2%
25 East Erie Street
Chicago, IL 60611

Herbert M. Pearlman                                                1,037,241 (5)<F6>                            4.2%
537 Steamboat Road
Greenwich, CT 06830

Name and Address                                              Amount and Nature of
of Beneficial Owner                                     Beneficial Ownership (1)<F2>(2)<F3>           Percentage of Class
-----------------------------------------------         ----------------------------------         -------------------------

David S. Lawi                                                        690,287 (6)<F7>                            2.8%
537 Steamboat Road
Greenwich, CT  06830

Debra D. Valice                                                      371,785 (7)<F8>                            1.5%
50 Briar Hollow Lane, 7th Floor West
Houston, TX  77027

Walter M. Craig, Jr.                                                  74,820 (8)<F9>                               *<F1>
1011 HWY 7
Spring Lake, NJ 07762

William Lerner                                                        35,170 (9)<F10>                              *<F1>
423 East Beau Street
Washington, PA  15301

John E. Stieglitz                                                     34,085 (9)<F10>                              *<F1>
Conspectus, Inc.
222 Purchase Street
Rye, NY  10580

Fred S. Zeidman                                                       19,000 (10)<F11>                             *<F1>
2104 Chilton
Houston, TX 77019

All directors and executive officers
  as a group (9 persons)                                           5,489,224 (11)<F12>                         19.9%


*  <F1>   Less than 1%

(1)<F2> Except as otherwise noted, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2)<F3> Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3)<F4> Includes 278,384 and 1,005,438 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $2.78 to $13.94 per share, and the exercise prices of the common stock purchase warrants range from $11.75 to $13.94 per share.

(4)<F5> Includes 443,404 and 540,418 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $2.78 to $13.94 per share, and the exercise prices of the common stock purchase warrants range from $6.53 to $13.94 per share.

(5)<F6> Includes 338,456 and 322,126 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.56 to $13.94, and the exercise prices of the common stock purchase warrants range from $11.75 to $13.94 per share.

(6)<F7> Includes 288,456 and 187,270 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.56 to $13.94, and the exercise prices of the common stock purchase warrants range from $11.75 to $13.94 per share.

(7)<F8> Includes 149,079 and 92,460 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.56 to $13.94 per share, and the exercise prices of the common stock purchase warrants range from $11.75 to $13.56 per share.


(8)<F9> Includes 67,554 shares which may be acquired from the Company within 60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $11.75 to $13.94 per share.

(9)<F10> Includes 26,000 shares which may be acquired from the Company within 60 days upon exercise of options at an exercise price of $13.94 per share.

(10)<F11> Includes 10,000 shares which may be acquired from the Company within 60 days upon exercise of options at an exercise price of $13.94 per share.

(11)<F12> Includes an aggregate of 3,775,045 shares which may be acquired from the Company within 60 days upon exercise of 1,559,779 options and 2,215,266 common stock purchase warrants, respectively, by the group of nine persons which comprises all executive officers and directors. The exercise prices of the options range from $2.78 to $13.94 per share, and the exercise prices of the common stock purchase warrants range from $6.53 to $13.94 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company's common stock at the then market price of $2.6875 per share. Payments of 5% of the original principal balance plus accrued interest are due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. The Company recorded compensation expense due to the below market interest rate on these loans of $40,000 in 1998. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame and Calvert and Ms. Valice, amounting to $537,500, $537,500 and $134,375, respectively. The largest aggregate amounts of principal and interest outstanding on such loans during 1998 were approximately $418,000, $418,000 and $105,000, respectively. As of April 15, 1999, the aggregate amounts of principal and interest outstanding on such loans were approximately $386,000, $386,000 and $97,000, respectively.

     On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees in an aggregate amount of $8,191,219 for the purchase from the Company of 794,300 shares of the Company's common stock and options to purchase a like number of shares of the Company's common stock at an exercise price of $11.75 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2,

2003. The Company recorded compensation expense due to the below market interest rate on these loans of $14,000 in 1998. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame, Calvert, Pearlman and Lawi amounting to $773,438 each and to Ms. Valice amounting to $515,625. The largest aggregate amounts of principal and interest outstanding on such loans during 1998 were approximately $781,000 for each of Messrs. Frame, Calvert, Pearlman and Lawi and $521,000 for Ms. Valice. As of April 15, 1999, the aggregate amounts of principal and interest outstanding on such loans were approximately $759,000 for each of Messrs. Frame, Calvert, Pearlman and Lawi and $506,000 for Ms. Valice.

     The Company guarantees borrowings up to $750,000 made by Paul Frame under a line of credit. The Company is only obligated to make payment in the event of default by Mr. Frame. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to Mr. Frame for any amounts paid by the Company pursuant to this guaranty. At December 31, 1998, $600,000 was outstanding on this line of credit, which represented the maximum amount outstanding on this line of credit for the year. The Company did not make any payments under this guaranty during 1998.

     On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc., completed an initial public offering ("Offering") in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. As of April 15, 1999, the Company has 17.3% ownership interest in Eagle. The Company owed Eagle and its subsidiaries $27,117,000 at December 31, 1998, for seismic data acquisition services provided to the Company and its subsidiaries subsequent to the Offering date. The Company incurred charges of $79,900,000 for these services for the year ended December 31, 1998. Costs incurred for these services were based on agreed upon contractual amounts and terms similar to contracts with third party contractors. The Company has declared a dividend of all of its shares of Eagle, which will be paid as soon as practical to the Company's stockholders of record as of April 26, 1999.

     Paul Frame, the Chief Executive Officer, President and Director of the Company, was a Director of Eagle and Chairman of the Executive Committee of Eagle's Board of Directors until March 1999. In addition to his duties as a director of Eagle, Mr. Frame was responsible for strategic planning, marketing, and domestic and international growth of Eagle's business pursuant to a bonus agreement with Eagle, which was terminated in March 1999 when he resigned as a director of Eagle. The Board of Directors of the Company had agreed to allow Mr. Frame to devote 20% of his time to Eagle until December 31, 1999. Pursuant to the bonus agreement, Eagle paid Mr. Frame a bonus of $206,979 attributable to 1998, along with annual director fees and meeting fees as an outside director of Eagle.

     Certain employees and directors of the Company and immediate family members of employees and directors contributed cash to partnerships in 1994 through 1997 which invested in the exploration and development of oil and gas properties on a working interest basis along with DDD Energy, Inc. ("DDD Energy"). Each partnership's working interest amounted to 2.5% of the total investment made by such partnership and DDD Energy for the partnership formed in 1997, 3% for the partnership formed in 1996 and 5% for the partnerships formed in 1995 and 1994. Effective October 1, 1998, DDD Energy purchased the oil and gas interests owned by each of the partnerships in exchange for shares of the Company's common stock, cash in lieu of fractional shares and assumption of certain partnership liabilities. The purchase price for the interests of each partnership was equal to the greater of (i) the present value of future production of proved reserves based on the independent reserve report dated January 1, 1998, adjusted by DDD Energy to the effective date of the purchase to take into account production and other reserve changes, plus 100% of costs attributable to unevaluated prospects, or (ii) the partners' original capital contributions to the partnership. This purchase price determination was approved by an independent committee of the Board of Directors of the Company consisting of Walter Craig, John Stieglitz and Fred Zeidman. DDD Energy did not obtain a third-party appraisal of these properties. The purchase prices for the assets of the 1994 partnership, the 1995 partnership, the 1996 partnership and the 1997 partnership were $1,102,306, $2,889,238, $842,767 and $600,056, respectively, based on this purchase price determination. The 1996 partnership and the 1997 partnership had paid $899,389 and $355,031, respectively, for its interests in the properties that were sold to DDD Energy. Liabilities of the partnerships assumed by DDD Energy and outstanding advances from DDD Energy on behalf of the partnerships, amounting to $774,382, $578,129 and $168,352 for the 1994 partnership, the 1995 partnership and the 1996 partnership, respectively, were deducted from these purchase prices. DDD Energy paid the net purchase price to each partnership in shares of Company common stock valued at $11.00 per share, plus cash for the fractional shares that would have been distributed to the partners in the partnerships. When the Company received its independent reserve report dated January 1, 1999, DDD Energy paid additional cash consideration to the 1995 partnership, the 1996 partnership and the 1997 partnership of $707,687, $115,668 and $610, respectively, based on the estimated present values of future production from the properties as reflected in this reserve report and as adjusted to October 1, 1998.

     The following officers and directors of the Company and family members of officers and directors received the number of shares and dollar amounts listed below in connection with these transactions as a result of their partnership interests in these partnerships: Paul A. Frame, 35,682 shares and $98,452; Horace A. Calvert, 45,169 shares and $98,559; Herbert M. Pearlman, 48,249 shares and $114,138; David S. Lawi, 36,135 shares and $78,851; Debra D. Valice, 29,804 shares and $73,654; Sheryl Pearlman (wife of Herbert Pearlman), 4,554 shares and $4,159; Julia L. Pearlman, 4,515 shares and $9,877; Lee R. Pearlman, 4,515 shares and $9,877; Lawrence Marolda, 4,515 shares and $9,877; Nicole E. Lawi, 4,515 shares and $9,877; and Neil A. Lawi, 4,515 shares and $9,877.

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

          (3)  Exhibits, continued...

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

         (3)  Exhibits, continued...

              10.13 Seitel,  Inc.  Amended and Restated 1995 Warrant Reload Plan
                    (20)

              10.14 Amendment  to the Seitel,  Inc.  Amended and  Restated  1995
                    Warrant Reload Plan effective December 31, 1996 (21) (3) Exhibits, continued...

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

          (3)  Exhibits, continued...

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

          (3)  Exhibits, continued...

              10.51 Asset Purchase  Agreement  between DDD Energy,  Inc. and The
                    DDD 1994 Oil & Gas Partnership **

              10.52 Asset Purchase  Agreement  between DDD Energy,  Inc. and The
                    DDD 1995 Oil & Gas Partnership **

              10.53 Asset Purchase  Agreement  between DDD Energy,  Inc. and The
                    DDD 1996 Oil & Gas Partnership **

              10.54 Asset Purchase  Agreement  between DDD Energy,  Inc. and The
                    DDD 1997 Oil & Gas Partnership **

              10.55 Commercial  Guaranty  between  Seitel,  Inc.  and Bank  One,
                    Texas, N.A. for Paul A. Frame **

               21.1 Subsidiaries of the Registrant *

               23.1 Consent of Arthur Andersen LLP *

               23.2 Consent of Forrest A. Garb & Associates, Inc.*

          (b) Reports on Form 8-K filed during the quarter ended December 31, 1998:

          NONE

          ------------------

          * Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

          **   Filed herewith

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

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30 th of April, 1999.

                              SEITEL, INC.

                              By: /s/ Paul A. Frame
                                      ------------------------------------------
                                      Paul A. Frame
                                      President and Chief Executive Officer

                                     EXHIBIT

                                      INDEX

--------  --------------------------------------------------------  -----------
                                                                       Page
Exhibit   Title                                                        Number
--------  --------------------------------------------------------  -----------

10.51     Asset Purchase Agreement between DDD Energy, Inc. and          24
          The DDD 1994 Oil & Gas Partnership

10.52     Asset Purchase Agreement between DDD Energy, Inc. and          33
          The DDD 1995 Oil & Gas Partnership

10.53     Asset Purchase Agreement between DDD Energy, Inc. and          42
          The DDD 1996 Oil & Gas Partnership

10.54     Asset Purchase Agreement between DDD Energy, Inc. and          51
          The DDD 1997 Oil & Gas Partnership

10.55     Commercial Guaranty between Seitel, Inc. and Bank One,         60
          Texas, N.A. for Paul A. Frame