Form 10-Q
period 1999-03-31
SEITEL INC
filed 1999-05-17
CIK 750813

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

          For the quarterly period ended March 31, 1999
                                         --------------
                OR

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

                              ----                  ----
                       Yes     X               No
                              ----                  ----

As of May 13, 1999 there were 28,311,013 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                                                                           Page
                                                                           ----
PART I.            FINANCIAL INFORMATION

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           March 31, 1999 (Unaudited) and December 31, 1998................  3

           Consolidated Statements of Operations  (Unaudited) for the
           Three Months Ended March 31, 1999 and 1998......................  4

           Consolidated Statements of Stockholders' Equity (Unaudited)
           for the Three Months Ended March 31, 1999.......................  5

           Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended March 31, 1999 and 1998..............  6

           Notes to Consolidated Interim Financial Statements..............  8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........... 10

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk....................................... 14

PART II.   OTHER INFORMATION............................................... 15

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 (Unaudited)
                                                                   March 31,        December 31,
                                                                      1999              1998
                                                                   --------           --------
ASSETS

   Cash and equivalents                                          $    9,432         $    3,161
   Receivables
     Trade (net)                                                     46,520             59,244
     Notes and other                                                    605                581
   Net data bank                                                    303,404            262,950
   Net oil and gas properties                                       156,516            148,977
   Net other property and equipment                                   2,206              2,294
   Investment in affiliate                                            6,365             15,544
   Prepaid expenses, deferred charges and other assets                4,442              3,016
                                                                   --------           --------
   TOTAL ASSETS                                                  $  529,490         $  495,767
                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                      $   32,119         $   44,438
   Payable to affiliate                                              23,257             27,117
   Dividends payable                                                  6,365                  -
   Income taxes payable                                               3,728              1,056
   Debt
     Senior Notes                                                   203,000             65,000
     Line of credit                                                       -             85,500
     Term loans                                                         131                172
   Obligations under capital leases                                       -                 18
   Contingent payables                                                  274                274
   Deferred income taxes                                             25,732             28,039
   Deferred revenue                                                   2,591              6,566
                                                                   --------           --------
TOTAL LIABILITIES                                                   297,197            258,180
                                                                   --------           --------
CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     5,000,000 shares; none issued                                        -                  -
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding
     23,811,013 and 23,804,508 at March 31, 1999
     and December 31,1998, respectively                                 238                238
   Additional paid-in capital                                       141,870            141,826
   Retained earnings                                                101,487            107,102
   Treasury stock, 175,818 shares at cost at
     March 31, 1999 and December 31, 1998                            (2,977)            (2,977)
   Notes receivable from officers and employees                      (8,312)            (8,651)
   Accumulated other comprehensive income (loss)                        (13)                49
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          232,293            237,587
                                                                   --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  529,490         $  495,767
                                                                   ========           ========

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         1999               1998
                                                                      ---------           --------
REVENUE                                                             $    37,881         $   30,927

EXPENSES

   Depreciation, depletion and amortization                              17,739             15,156
   Cost of sales                                                          1,292              1,129
   Selling, general and administrative expenses                           7,204              5,950
                                                                      ---------           --------
                                                                         26,235             22,235
                                                                      ---------           --------

INCOME FROM OPERATIONS                                                   11,646              8,692

Interest expense, net                                                    (2,163)              (995)
Equity in earnings (loss) of affiliate                                      (91)                41
Impairment due to dividend distribution
   of affiliate stock                                                    (7,794)                 -
                                                                      ---------           --------

Income before provision for income taxes                                  1,598              7,738
Provision for income taxes                                                  848              2,873
                                                                      ---------           --------

NET INCOME                                                          $       750         $    4,865
                                                                      =========           ========

Net income per share:

   Basic                                                            $       .03         $      .22
                                                                      =========           ========
   Diluted                                                          $       .03         $      .21
                                                                      =========           ========

Weighted average number of common and common equivalent shares:

   Basic                                                                 23,635             22,552
                                                                      =========           ========
   Diluted                                                               23,945             22,968
                                                                      =========           ========

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                     Notes
                                                                                                  Receivable  Accumulated
                                        Common Stock       Additional            Treasury Stock      from        Other
                         Comprehensive------------------    Paid-In   Retained   ---------------  Officers &  Comprehensive
                             Income     Shares    Amount    Capital   Earnings   Shares   Amount   Employees    Income
                            --------  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1997            22,548,408     225    128,406     82,742  (175,818) (2,977)    (1,109)         (14)

   Net proceeds from
     issuance
     of common stock                     106,067       1        983          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -        344          -         -       -          -            -
   Sale of common stock to
     officers and employees              794,300       8      8,183          -         -       -     (8,191)           -
   Acquisition of oil and
     gas properties                      355,733       4      3,910          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -        649            -
   Net income              $  24,360           -       -          -     24,360         -       -          -            -
   Foreign currency
     translation
     adjustments net of
     income tax expense
     of $67                       63           -       -          -          -         -       -          -           63
                            --------
   Comprehensive income    $  24,423
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1998            23,804,508 $   238   $141,826   $107,102  (175,818)$(2,977) $  (8,651) $        49

   Net proceeds from
     issuance
     of common stock                       6,505       -         29          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -         15          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -        339            -
   Distribution of Eagle
     Geophysical, Inc.
     shares                                    -       -          -     (6,365)        -       -          -            -
   Net income              $     750           -       -          -        750         -       -          -            -
   Foreign currency
     translation
     adjustments net of
     income tax expense
     of $34                      (62)          -       -          -          -         -       -          -          (62)
                            --------
   Comprehensive income    $     688
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------
Balance, March 31, 1999
     (unaudited)                      23,811,013 $   238   $141,870   $101,487  (175,818)$(2,977) $  (8,312) $       (13)
                                      ==========  ======    =======    =======   =======  ======   ========   ==========

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                 Three Months Ended March 31,
                                                                  ------------------------
                                                                     1999           1998
                                                                   --------       --------
Cash flows from operating activities:

   Cash received from customers                                  $   42,579     $   33,809
   Cash paid to suppliers and employees                             (12,426)        (2,651)
   Interest paid                                                       (840)          (298)
   Interest received                                                    199             33
   Income taxes paid                                                   (466)          (646)
                                                                   --------       --------
     Net cash provided by operating activities                       29,046         30,247
                                                                   --------       --------
Cash flows from investing activities:

   Cash invested in seismic data                                    (62,623)       (23,435)
   Cash invested in oil and gas properties                          (10,786)       (11,593)
   Cash paid to acquire property and equipment                         (143)          (299)
                                                                   --------       --------
     Net cash used in investing activities                          (73,552)       (35,327)
                                                                   --------       --------
Cash flows from financing activities:

   Borrowings under line of credit agreement                         18,323          6,000
   Principal payments under line of credit                         (103,823)        (3,000)
   Principal payments on term loans                                     (41)          (102)
   Principal payments under capital lease obligations                   (18)           (23)
   Proceeds from issuance of senior notes                           138,000              -
   Proceeds from issuance of common stock                                45             84
   Costs of debt and equity transactions                             (2,018)            (1)
   Payments on notes receivable from officers and employees             339              -
                                                                   --------       --------
     Net cash provided by financing activities                       50,807          2,958
                                                                   --------       --------
Effect of exchange rate changes                                         (30)           (30)
                                                                   --------       --------
Net increase (decrease) in cash and equivalents                       6,271         (2,152)

Cash and cash equivalents at beginning of period                      3,161          4,881
                                                                   --------       --------
Cash and equivalents at end of period                            $    9,432     $    2,729
                                                                   ========       ========

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(IN THOUSANDS)

                                                                             Three Months Ended March 31,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                   $      750     $    4,865
Adjustments to reconcile net income to net cash provided by
     operating activities:

   Impairment due to dividend distribution of affiliate stock                     7,794              -
   Depreciation, depletion and amortization                                      17,739         15,156
   Deferred income tax provision (benefit)                                       (2,307)         1,356
   Non-cash sales                                                                (4,035)             -
   Equity in loss (earnings) of affiliate                                            91            (41)
   Decrease (increase) in receivables                                            12,684           (113)
   Decrease (increase) in other assets                                              486           (350)
   Increase (decrease) in accounts payable and other liabilities                 (4,156)         9,374
                                                                               --------       --------
     Total adjustments                                                           28,296         25,382
                                                                               --------       --------

Net cash provided by operating activities                                    $   29,046     $   30,247
                                                                               ========       ========


Supplemental schedule of non-cash investing and
   financing activities:
   Dividend payable of affiliate stock                                       $    6,365     $        -
                                                                               ========       ========

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998.

NOTE B-EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially diluted securities. Earnings per share computations to reconcile basic and diluted net income for the three months ended March 31, 1999 and 1998 consist of the following (in thousands except per share amounts):

                                                        Three Months Ended March 31,
                                                         -------------------------
                                                           1999             1998
                                                         --------         --------
Net income                                             $      750       $    4,865
                                                         ========         ========
Basic weighted average shares                              23,635           22,552
Effect of dilutive securities: (1)<F1>
   Options and warrants                                       310              416
                                                         --------         --------
Diluted weighted average shares                            23,945           22,968
                                                         ========         ========
Per share income:
   Basic                                               $      .03       $      .22
   Diluted                                             $      .03       $      .21
-------------------

(1)<F1> A weighted average quarter-to-date number of options and warrants to purchase 4,758,000 and 2,468,000 shares of common stock were outstanding during the first quarter of 1999 and 1998, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

NOTE C-DATA BANK

     Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 87%) of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, seismic data created by the Company is amortized in a set period of time based on historical experience with both the timing and amount of revenue.

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

     In certain cases, the Company grants seismic licenses to third parties for data to be used in their operations (not for resale) in exchange for exclusive ownership of seismic data from the third party. The Company recognizes revenue for the licenses granted and records a data library asset for the seismic data acquired. These transactions are accounted for as non-monetary exchanges and are valued at the fair market value of such licenses based on values realized in cash transactions to other parties for similar seismic data. During the first quarter of 1999, the Company licensed seismic data valued at $4,035,000 in exchange for the purchase of seismic data for its library.

NOTE D-OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including directly related overhead costs, and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized. For the three months ended March 31, 1999 and 1998, exploration and development related overhead costs of $479,000 and $421,000, respectively, have been capitalized to oil and gas properties. For the three months ended March 31, 1999 and 1998, interest costs of $775,000 and $608,000, respectively, have been capitalized to oil and gas properties.

NOTE E-INDUSTRY SEGMENTS

     SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                                                   Exploration
                                                                                       and               Total
                                                                 Seismic           Production           Segments
                                                                --------            ---------           ---------
Three Months Ended March 31, 1999
---------------------------------
Revenue from external purchasers                              $   33,922          $     3,959         $    37,881
Depreciation, depletion
  and amortization                                                15,378                2,081              17,459
Cost of sales                                                         65                1,227               1,292
Segment operating income                                          18,479                  651              19,130
Capital expenditures (a)<F1>                                      55,789                9,699              65,488
Assets                                                           347,358              161,947             509,305

Three Months Ended March 31, 1998
---------------------------------
Revenue from external purchasers                              $   26,316          $     4,611         $    30,927
Depreciation, depletion
  and amortization                                                11,972                2,975              14,947
Cost of sales                                                         81                1,048               1,129
Segment operating income                                          14,263                  588              14,851
Capital expenditures                                              25,386               10,451              35,837
Assets (b)<F2>                                                   317,292              156,623             473,915

(a)<F1>  Includes other ancillary equipment.
(b)<F2>  Balance as of December 31, 1998.

                                                                           Three months ended March 31,
                                                                           ---------------------------
                                                                             1999                1998
                                                                           --------            -------
Income from continuing operations before income taxes:
     Total reportable segment operating income                           $   19,130          $  14,851
     Selling general and administrative expense                              (7,204)            (5,950)
     Interest expense, net                                                   (2,163)              (995)
     Equity in earnings (loss) of affiliate                                     (91)                41
     Impairment due to dividend distribution of affiliate stock              (7,794)                 -
     Eliminations and other                                                    (280)              (209)
                                                                           --------            -------
     Income from continuing operations before income taxes               $    1,598          $   7,738
                                                                           ========            =======

NOTE F-INVESTMENT IN EAGLE GEOPHYSICAL, INC.

     On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of the 1,520,000 shares of the common stock of Eagle Geophysical, Inc. ("Eagle") currently owned by the Company. The dividend was declared at the rate of approximately 0.064 shares of Eagle common stock for each share of Seitel, Inc. common stock owned as of the close of business on the record date of May 18, 1999.

     The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded at March 31, 1999. The dividend payable has been reflected on the balance sheet as of March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------
OVERVIEW

     The Company's income from core seismic marketing and exploration and production operations was $5,875,000 for the first quarter of 1999 as compared to $4,838,000 for the first quarter of 1998. Additionally, in the first quarter of 1999, the Company recorded a non-cash, non-operating loss on the dividend distribution of affiliate stock totaling $5,066,000, net of tax, along with equity in loss of affiliate of $59,000, net of tax, bringing first quarter 1999 net income to $750,000. In the first quarter of 1998, the Company recorded its equity in the earnings of affiliate of $27,000, net of tax, bringing first quarter 1998 net income to $4,865,000.

RESULTS OF OPERATIONS

     Total revenue was $37,881,000 and $30,927,000 in the first quarters of 1999 and 1998, respectively, representing an increase of 22%. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

     Revenue from the marketing of seismic data increased from $26,316,000 during the first quarter of 1998 to $33,922,000 during the first quarter of 1999. The increase is primarily due to more data being available for licensing because of the increased size of the Company's data library. The Company's data library has increased significantly since the first quarter of 1998 due to the creation of seismic data during 1998 and the first quarter of 1999 and the purchase of the Amoco Canada data library in February 1999.

     Oil and gas revenue decreased from $4,611,000 during the first quarter of 1998 to $3,959,000 during the first quarter of 1999. The decrease in oil and gas revenue was primarily caused by lower oil and gas prices in the 1999 quarter. Net volume and price information for the Company's oil and gas production for the first quarters of 1999 and 1998 is summarized in the following table:

                                                                    Quarter Ended
                                                                      March 31,
                                                          ----------------------------------
                                                            1999                     1998
                                                          ----------              ----------
Natural gas volumes (mmcf)                                  1,630                    1,357
Average natural gas price ($/mcf)                       $    1.85               $     2.40
Crude oil/condensate volumes (mbbl)                            84                       93
Average crude oil/condensate price ($/bbl)              $   10.12               $    13.67

     Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization increased from $11,972,000 during the first quarter of 1998 to $15,378,000 during the first quarter of 1999 as a result of the increase in seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 46% for the first quarters of 1999 and 1998. See Note C for a discussion of the Company's seismic data amortization policy.

     Depletion of oil and gas properties was $2,975,000 for the first quarter of 1998 compared to $2,081,000 for the first quarter of 1999, which amounted to $1.55 and $.98, respectively, per mcfe of gas produced during such periods. The decrease in the rate is due to the significant increase in the Company's proved reserves as of January 1, 1999 as determined by the Company's independent reserve engineers resulting from both new discoveries in 1998 and positive revisions to previous reserve estimates.

     Cost of sales consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $.57 per mcfe of gas produced in the first quarter of 1999 compared to $.55 per mcfe in 1998. The increase in this rate is primarily due to higher workover costs in the first quarter of 1999 as compared to 1998.

     The Company's selling, general and administrative expenses increased from $5,950,000 during the first quarter of 1998 to $7,204,000 during the first quarter of 1999 primarily as a result of variable expenses related to the increased volume of business. As a percentage of total revenue, these expenses were 19% in both the first quarter of 1998 and the first quarter of 1999.

     Net interest expense increased from $995,000 in the first quarter of 1998 to $2,163,000 in the first quarter of 1999. The increase is primarily due to the addition of $138 million of senior notes on February 12, 1999 at an average interest rate of 7.3% and increased borrowings under the Company's line of credit during January and early February 1999 as compared to the first quarter of 1998.

     On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of the 1,520,000 shares of the common stock of Eagle Geophysical, Inc. currently owned by the Company. The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded at March 31, 1999.

     The Company's effective income tax rate was 53% for the first quarter of 1999 compared to 37% for the first quarter of 1998. Income tax expense in the first quarter of 1999 consists of two items: (1) income tax expense on income from core operations at the Company's estimated annual tax rate of 38% offset by
(2) income tax benefit on the non-recurring loss on dividend distribution of affiliate stock at the tax rate of 35%. The net of these two items results in the higher effective tax rate. The Company's effective tax rate for the remainder of 1999 is estimated to be approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations was $29,046,000, and $30,247,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease from 1998 to 1999 was primarily due to an increase in collections from customers offset by an increase in payments to suppliers and employees.

     The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. As of May 13, 1999, the balance outstanding on the revolving line of credit amounted to $7,196,000 bearing an interest rate of 6.03%.

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

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on all series of the notes is payable semi-annually beginning on August 15, 1999. The Company used a majority of the proceeds to repay amounts outstanding under its revolving lines of credit and the remainder for capital expenditures.

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

     From January 1, 1999, through May 13, 1999, the Company received $45,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $15,000 in tax savings.

     During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

     During the first three months of 1999, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $55,789,000 and $9,619,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, borrowings under the Company's revolving line of credit and proceeds from the issuance of senior notes.

     Currently, the Company anticipates capital expenditures for the remainder of 1999 to total approximately $105 million. Such expenditures include approximately $93 million for the creation of proprietary seismic data, and approximately $12 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the 1999 capital expenditures, along with expenditures for operating and general and administrative expenses. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 1999, the Company could arrange for additional debt or equity financing during 1999; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

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

     Compliance Program. In order to address the Year 2000 issue, the Company appointed the Chief Operating Officer ("COO") to assure that key automated systems and related processors would remain functional through the year 2000. The COO and the Company's Information Systems Manager addressed the project by reviewing the information technology ("IT") and non-information technology systems to determine whether they were Year 2000 compliant. Also, they prepared a formal questionnaire for all significant suppliers, customers, and service providers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem.

     Company's State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of January 31, 1999 and did not identify any material systems which are not Year 2000 compliant. The Company has prepared a formal questionnaire for all significant suppliers, customers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 problem. This questionnaire has been sent to all significant suppliers, customers and service providers. The Company has requested that these companies respond no later than June 30, 1999. The Company has received oral assurances of Year 2000 compliance from many of the third parties with whom it has relationships. The Company believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
     The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the year ended December 31, 1998 for a detailed discussion of these risks. The following information discusses changes in the Company's market risk exposures since December 31, 1998.

COMMODITY PRICE RISK

     Subsequent to March 31, 1999, the Company entered into natural gas swaps in order to hedge a portion of anticipated natural gas production. As of May 13, 1999, the Company had open commodity price hedges totaling 974,000 mmbtu at an average price of $2.26 per mmbtu.

INTEREST RATE RISK

     In February 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million at an average interest rate of 7.3%. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. The carrying value and fair value of this debt are the same.

                           PART II - OTHER INFORMATION

ITEMS 1., 2., 3., 4., AND 5. Not applicable.
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)  Exhibits
               --------

               10.1 Amendment To Note  Purchase  Agreement  dated as of February
                    12, 1999 between the Company and Senior Noteholders as of December 28, 1995.

          (b)  Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEITEL, INC.

Dated:  May 17, 1999                /s/ Paul A. Frame
                                        -------------------------------------
                                        Paul A. Frame
                                        President

Dated:  May 17, 1999                /s/ Debra D. Valice
                                        -------------------------------------
                                        Debra D. Valice
                                        Chief Financial Officer

Dated:  May 17, 1999                /s/ Marcia H. Kendrick
                                        -------------------------------------
                                        Marcia H. Kendrick
                                        Chief Accounting Officer

                                     EXHIBIT
                                      INDEX

--------------------------------------------------------------------------------
                                                                           Page
Exhibit    Title                                                          Number
--------------------------------------------------------------------------------

10.1       Amendment To Note  Purchase  Agreement  dated as of February     18
           12, 1999 between the Company and Senior Noteholders as of December 28, 1995