Form 10-Q/A
period 1999-03-31
SEITEL INC
filed 1999-06-10
CIK 750813

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q/A
                                 Amendment No. 1

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

                              ----                  ----
                       Yes     X               No
                              ----                  ----

As of May 13, 1999 there were 23,811,013 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     On May 17, 1999, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. The cover page of that quarterly report contained a typographical error on the number of shares of the Company's common stock outstanding as of May 13, 1999. This amendment is being filed to correctly state the number of shares of the Company's common stock outstanding as of May 13, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SEITEL, INC.

Dated:  June 9, 1999                        /s/  Paul A. Frame
                                            -----------------------------------
                                            Paul A. Frame
                                            President