Form 10-Q
period 1999-06-30
SEITEL INC
filed 1999-08-16
CIK 750813

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

          For the quarterly period ended June 30, 1999
                                         -------------
                OR

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

                              -----                  -----
                       Yes    | X |             No   |   |
                              -----                  -----

As of August 12, 1999 there were 24,285,795 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
PART I.            FINANCIAL INFORMATION

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1999 (Unaudited) and December 31, 1998................   3

           Consolidated Statements of Income  (Unaudited) for the
           Three Months Ended June 30, 1999 and 1998......................   4

           Consolidated Statements of Income  (Unaudited) for the
           Six Months Ended June 30, 1999 and 1998........................   5

           Consolidated Statements of Stockholders' Equity (Unaudited)
           for the Six Months Ended June 30, 1999.........................   6

           Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months Ended June 30, 1999 and 1998................   7

           Notes to Consolidated Interim Financial Statements.............   9

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........  12

           Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk.....................................  17

PART II.   OTHER INFORMATION..............................................  17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          (Unaudited)
                                                           June 30,    December 31,
                                                              1999         1998
                                                           ---------    ---------
ASSETS

   Cash and equivalents                                    $   2,776    $   3,161
   Receivables
     Trade, net of allowance                                  48,973       59,244
     Notes and other                                             561          581
   Net data bank                                             314,074      262,950
   Net oil and gas properties                                158,651      148,977
   Net other property and equipment                            2,451        2,294
   Investment in marketable securities                         2,050         --
   Investment in affiliate                                        --       15,544
   Prepaid expenses, deferred charges and other assets         5,126        3,016
                                                           ---------    ---------

   TOTAL ASSETS                                            $ 534,662    $ 495,767
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued liabilities                $  44,177    $  71,555
   Income taxes payable                                          232        1,056
   Debt
     Senior Notes                                            203,000       65,000
     Line of credit                                           12,312       85,500
     Term loans                                                   98          172
   Obligations under capital leases                               --           18
   Contingent payables                                           274          274
   Deferred income taxes                                      29,508       28,039
   Deferred revenue                                            1,532        6,566
                                                           ---------    ---------
TOTAL LIABILITIES                                            291,133      258,180
                                                           ---------    ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized
     5,000,000 shares; none issued                                --           --
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding
     24,285,795 and 23,804,508 at June 30, 1999
     and December 31,1998, respectively                          243          238
   Additional paid-in capital                                147,843      141,826
   Retained earnings                                         106,362      107,102
   Treasury stock, 175,818 shares at cost at
     June 30, 1999 and December 31, 1998                      (2,977)      (2,977)
   Notes receivable from officers and employees               (7,410)      (8,651)
   Accumulated other comprehensive income (loss)                (532)          49
                                                           ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                   243,529      237,587
                                                           ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 534,662    $ 495,767
                                                           =========    =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months
                                                                     Ended June 30,
                                                                  --------------------
                                                                    1999        1998
                                                                  --------    --------
REVENUE                                                           $ 34,127    $ 36,976


EXPENSES

   Depreciation, depletion and amortization                         15,048      17,726
   Cost of sales                                                     1,187       1,350
   Selling, general and administrative expenses                      7,278       6,472
                                                                  --------    --------
                                                                    23,513      25,548
                                                                  --------    --------

INCOME FROM OPERATIONS                                              10,614      11,428

Interest expense, net                                               (2,860)     (1,402)
Equity in earnings of affiliate                                         --          84
                                                                  --------    --------

Income before provision for income taxes                             7,754      10,110
Provision for income taxes                                           2,879       3,741
                                                                  --------    --------

NET INCOME                                                        $  4,875    $  6,369
                                                                  ========    ========

Net income per share:

   Basic                                                          $    .20    $    .28
                                                                  ========    ========
   Diluted                                                        $    .20    $    .28
                                                                  ========    ========

Weighted average number of common and
   common equivalent shares:

   Basic                                                            23,809      22,592
                                                                  ========    ========
   Diluted                                                          24,844      23,115
                                                                  ========    ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       Six Months
                                                                     Ended June 30,
                                                                  --------------------
                                                                    1999        1998
                                                                  --------    --------
REVENUE                                                           $ 72,008    $ 67,903

EXPENSES

   Depreciation, depletion and amortization                         32,787      32,882
   Cost of sales                                                     2,479       2,479
   Selling, general and administrative expenses                     14,482      12,422
                                                                  --------    --------
                                                                    49,748      47,783
                                                                  --------    --------

INCOME FROM OPERATIONS                                              22,260      20,120

Interest expense, net                                               (5,023)     (2,397)
Equity in earnings (loss) of affiliate                                 (91)        125
Impairment due to dividend distribution
   of affiliate stock                                               (7,794)         --
                                                                  --------    --------

Income before provision for income taxes                             9,352      17,848
Provision for income taxes                                           3,727       6,614
                                                                  --------    --------

NET INCOME                                                        $  5,625    $ 11,234
                                                                  ========    ========

Net income per share:

   Basic                                                          $    .24    $    .50
                                                                  ========    ========
   Diluted                                                        $    .23    $    .49
                                                                  ========    ========


Weighted average number of common and
   common equivalent shares:

   Basic                                                            23,720      22,572
                                                                  ========    ========
   Diluted                                                          24,318      23,041
                                                                  ========    ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                     Notes
                                                                                                  Receivable  Accumulated
                                        Common Stock       Additional            Treasury Stock      from        Other
                         Comprehensive------------------    Paid-In   Retained   ---------------  Officers &  Comprehensive
                             Income     Shares    Amount    Capital   Earnings   Shares   Amount   Employees    Income
                            --------  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1997            22,548,408     225    128,406     82,742  (175,818) (2,977)    (1,109)         (14)

   Net proceeds from
     issuance
     of common stock                     106,067       1        983          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -        344          -         -       -          -            -
   Sale of common stock to
     officers and employees              794,300       8      8,183          -         -       -     (8,191)           -
   Acquisition of oil and
     gas properties                      355,733       4      3,910          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -        649            -
   Net income              $  24,360           -       -          -     24,360         -       -          -            -
   Foreign currency
     translation
     adjustments net of
     income tax expense
     of $67                       63           -       -          -          -         -       -          -           63
                            --------
   Comprehensive income    $  24,423
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1998            23,804,508 $   238   $141,826   $107,102  (175,818)$(2,977) $  (8,651) $        49

   Net proceeds from
     issuance
     of common stock                     481,287       5      5,138          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -        879          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -      1,241            -
   Distribution of Eagle
     Geophysical, Inc.
     shares                                    -       -          -     (6,365)        -       -          -            -
   Net income              $   5,625           -       -          -      5,625         -       -          -            -
   Foreign currency
     translation
     adjustments net of
     income tax expense
     of $8                       (69)          -       -          -          -         -       -          -          (69)
   Unrealized loss on
     marketable securities
     net of income tax
     benefit of $512            (512)          -       -          -          -         -       -          -         (512)
                            --------
   Comprehensive income    $   5,044
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------
Balance, June 30, 1999
     (unaudited)                      24,285,795 $   243   $147,843   $106,362  (175,818)$(2,977) $  (7,410) $      (532)
                                      ==========  ======    =======    =======   =======  ======   ========   ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                       Six Months
                                                                     Ended June 30,
                                                                  --------------------
                                                                    1999        1998
                                                                  --------    --------
Cash flows from operating activities:

   Cash received from customers                                   $  70,882   $  66,402
   Cash paid to suppliers and employees                             (18,962)    (10,737)
   Interest paid                                                     (1,683)     (2,341)
   Interest received                                                    327          44
   Income taxes paid                                                 (1,766)     (2,483)
                                                                  ---------   ---------
     Net cash provided by operating activities                       48,798      50,885
                                                                  ---------   ---------

Cash flows from investing activities:

   Cash invested in seismic data                                    (92,291)    (72,864)
   Cash invested in oil and gas properties                          (22,360)    (24,204)
   Cash paid to acquire property and equipment                         (616)       (497)
   Cash from disposal of property and equipment                          --          14
   Investment in marketable securities                               (3,043)         --
                                                                  ---------   ---------
     Net cash used in investing activities                         (118,310)    (97,551)
                                                                  ---------   ---------

Cash flows from financing activities:

   Borrowings under line of credit agreement                         40,282      54,063
   Principal payments under line of credit                         (113,470)    (10,313)
   Principal payments on term loans                                     (74)       (196)
   Principal payments on capital lease obligations                      (18)        (41)
   Proceeds from issuance of senior notes                           138,000          --
   Proceeds from issuance of common stock                             5,175         934
   Costs of debt and equity transactions                             (2,034)         (1)
   Payments on notes receivable from officers and employees           1,241          --
                                                                  ---------   ---------
     Net cash provided by financing activities                       69,102      44,446
                                                                  ---------   ---------

Effect of exchange rate changes                                          25          48
                                                                  ---------   ---------

Net increase in cash and equivalents                                   (385)     (2,172)

Cash and equivalents at beginning of period                           3,161       4,881
                                                                  ---------   ---------
Cash and equivalents at end of period                             $   2,776   $   2,709
                                                                  =========   =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), CONTINUED
(IN THOUSANDS)

                                                                             Six Months
                                                                           Ended June 30,
                                                                        --------------------
                                                                          1999         1998
                                                                        --------    --------
Reconciliation of net income to net cash provided by
   operating activities:

Net income                                                              $  5,625    $ 11,234
Adjustments to reconcile net income to net cash provided by
   operating activities:

   Impairment due to dividend distribution of
     affiliate stock                                                       7,794          --
   Depreciation, depletion and amortization                               32,787      32,882
   Deferred income tax provision                                           1,938       3,192
   Non-cash sales                                                         (6,363)         --
   Equity in loss (earnings) of affiliate                                     91        (125)
   Gain on sale of property and equipment                                     --         (11)
   Decrease (increase) in receivables                                     10,291      (5,465)
   Decrease (increase) in other assets                                      (288)        371
   Increase (decrease) in accounts payable and other liabilities          (3,077)      8,807
                                                                        --------    --------
     Total adjustments                                                    43,173      39,651
                                                                        --------    --------

Net cash provided by operating activities                               $ 48,798    $ 50,885
                                                                        ========    ========

Supplemental schedule of non-cash investing and financing activities:

   Dividend distribution of affiliate stock                             $  6,365    $     --
                                                                        ========    ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

         The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income included in stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

NOTE B-EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted net income for the three and six months ended June 30, 1999 and 1998 consist of the following (in thousands except per share amounts):

                                               Three Months Ended             Six Months Ended
                                                   June 30,                       June 30,
                                               -----------------             -----------------
                                                1999      1998                1999       1998
                                               -------   -------             -------   -------

Net income                                     $ 4,875   $ 6,369             $ 5,625   $11,234
                                               =======   =======             =======   =======

Basic weighted average shares                   23,809    22,592              23,720    22,572
Effect of dilutive securities: (1)<F1>
   Options and warrants                          1,035       523                 598       469
                                               -------   -------             -------   -------
Diluted weighted average shares                 24,844    23,115              24,318    23,041
                                               =======   =======             =======   =======
Per share income:

   Basic                                       $   .20   $   .28             $   .24   $   .50
   Diluted                                     $   .20   $   .28             $   .23   $   .49

-------------------

(1)<F1> During the second quarter of 1999 and 1998 and the first six months of 1999 and 1998, a weighted average number of options and warrants to purchase 342,000, 2,196,000, 265,000 and 2,424,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

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

         In certain cases, the Company grants seismic licenses to third parties for data to be used in their operations (not for resale) in exchange for exclusive ownership of seismic data from the third party. The Company recognizes revenue for the licenses granted and records a data library asset for the seismic data acquired. These transactions are accounted for as non-monetary exchanges and are valued at the fair market value of such licenses based on values realized in cash transactions with other third parties for similar seismic data. During the first six months of 1999, the Company licensed seismic data valued at $6,363,000 in exchange for the purchase of seismic data for its library.

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized, are capitalized. For the six months ended June 30, 1999 and 1998, general and administrative costs of $973,000 and $821,000, respectively, have been capitalized to oil and gas properties. For the six months ended June 30, 1999 and 1998, interest costs of $1,582,000 and $1,184,000, respectively, have been capitalized to oil and gas properties.

         On July 26, 1999, the Company sold its 18.75% working interest in 11 oil and gas wells, one salt water disposal well and approximately 16,000 acres of leasehold and options to lease for approximately $13.7 million.

NOTE E-INVESTMENT IN EAGLE GEOPHYSICAL, INC.

         On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of the 1,520,000 shares of the common stock of Eagle Geophysical, Inc. ("Eagle") owned by the Company. The dividend was declared at the rate of approximately 0.064 shares of Eagle common stock for each share of Seitel, Inc. common stock owned as of the close of business on the record date of May 18, 1999.

         The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the six months ended June 30, 1999.

NOTE F-INDUSTRY SEGMENTS

         SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                  Exploration
                                                      and          Total
                                      Seismic      Production     Segments
                                      --------      --------      --------
THREE MONTHS ENDED JUNE 30, 1999

Revenue from external purchasers      $ 29,540      $  4,587      $ 34,127
Depreciation, depletion
  and amortization                      12,702         2,057        14,759
Cost of sales                               66         1,121         1,187
Segment operating income                16,772         1,409        18,181
Capital expenditures (a)<F1>            23,414         4,426        27,840
Assets                                 365,473       163,988       529,461

THREE MONTHS ENDED JUNE 30, 1998

Revenue from external purchasers      $ 31,777      $  5,199      $ 36,976
Depreciation, depletion
  and amortization                      14,104         3,399        17,503
Cost of sales                               31         1,319         1,350
Segment operating income                17,642           481        18,123
Capital expenditures (a)<F1>            37,946        11,131        49,077
Assets (b)<F2>                         317,292       156,623       473,915

SIX MONTHS ENDED JUNE 30, 1999

Revenue from external purchasers      $ 63,462      $  8,546      $ 72,008
Depreciation, depletion
  and amortization                      28,080         4,138        32,218
Cost of sales                              131         2,348         2,479
Segment operating income                35,251         2,060        37,311
Capital expenditures (a)<F1>            79,203        14,125        93,328
Assets                                 365,473       163,988       529,461

SIX MONTHS ENDED JUNE 30, 1998

Revenue from external purchasers      $ 58,093      $  9,810      $ 67,903
Depreciation, depletion
  and amortization                      26,076         6,374        32,450
Cost of sales                              112         2,367         2,479
Segment operating income                31,905         1,069        32,974
Capital expenditures (a)<F1>            63,332        21,582        84,914
Assets (b)<F2>                         317,292       156,623       473,915

(a)<F1>  Includes other ancillary equipment.
(b)<F2>  Balance as of December 31, 1998.

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                        -------------------------          ----------------------------
                                                           1999            1998              1999              1998
                                                        ---------      ----------          -----------      -----------
Income from continuing operations before
     income taxes:

     Total reportable segment operating income          $  18,181      $   18,123          $    37,311      $    32,974
     Selling general and administrative expense            (7,278)         (6,472)             (14,482)         (12,422)
     Interest expense, net                                 (2,860)         (1,402)              (5,023)          (2,397)
     Equity in earnings (loss) of affiliate                     -              84                  (91)             125
     Impairment due to dividend distribution of
       affiliate stock                                          -               -               (7,794)               -
     Eliminations and other                                  (289)           (223)                (569)            (432)
                                                                                           -----------      -----------
                                                        ---------      ----------
     Income from continuing operations before
       income taxes                                     $   7,754      $   10,110          $     9,352      $    17,848
                                                        =========      ==========          ===========      ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's income from core seismic marketing and exploration and production operations was $4,875,000 for the second quarter of 1999 and $10,750,000 for the six months ended June 30, 1999 as compared to $6,314,000 for the second quarter of 1998 and $11,152,000 for the six months ended June 30, 1998. Additionally, in the first six months of 1999, the Company recorded a non-cash, non-operating loss on the dividend distribution of affiliate stock totaling $5,066,000, net of tax, along with equity in loss of affiliate of $59,000, net of tax, bringing net income for the six months ended June 30, 1999 to $5,625,000. In the second quarter and first six months of 1998, the Company recorded its equity in the earnings of affiliate of $55,000 and $82,000, net of tax, respectively, bringing second quarter 1998 net income to $6,369,000 and the first six months of 1998 net income to $11,234,000.

RESULTS OF OPERATIONS

         Total revenue was $34,127,000 and $36,976,000 in the second quarters of 1999 and 1998, respectively, and $72,008,000 and $67,903,000 in the first six months of 1999 and 1998, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

         Revenue from the marketing of seismic data was $29,540,000 in the second quarter of 1999 compared to $31,777,000 in the second quarter of 1998. During the second quarter of 1999, the Company reduced the amount of expenditures made in creating new seismic data which resulted in a decrease in revenue associated with the creation of new data. The decline in creation revenue was mostly offset by an increase in licensing of existing data from the Company's data library. Revenue from the marketing of seismic data was $63,462,000 in the first six months of 1999 compared to $58,093,000 in the first six months of 1998. The increase for the six month period is primarily due to more data being available for licensing because of the increased size of the Company's data library. The Company's data library has increased significantly since the second quarter of 1998 due to the creation of seismic data during 1998 and the first six months of 1999 and the purchase of the Amoco Canada data library in February 1999. These increases are primarily attributable to a continued increase in demand for high-resolution seismic data, which is being used increasingly in oil and gas exploration and development efforts.

         Oil and gas revenue was $4,587,000 in the second quarter of 1999 compared to $5,199,000 in the second quarter of 1998 and was $8,546,000 in the first six months of 1999 compared to $9,810,000 in the first six months of 1998. The decreases in oil and gas revenue were primarily caused by lower gas prices during the first six months of 1999. Net volume and price information for the Company's oil and gas production for the second quarters and first six months of 1999 and 1998 are summarized in the following table:

                                                           Quarter Ended                         Six Months Ended
                                                             June 30,                                June 30,
                                                  ---------------------------             ---------------------------
                                                     1999              1998                  1999              1998
                                                  ---------        ----------             ---------        ----------

Natural gas volumes (mmcf)                            1,446             1,564                 3,076             2,921
Average natural gas price ($/mcf)                 $    2.16        $     2.45             $    2.00        $     2.43
Crude oil/condensate volumes (mbbl)                      97               105                   181               198
Average crude oil/condensate price ($/bbl)        $   14.45        $    12.17             $   12.44        $    12.87

         In July 1999, the Company sold its interest in 11 oil and gas wells, five of which were currently producing. The Company anticipates that the majority of loss in production from these wells will be offset by production from new wells anticipated to come on-line in the third quarter.

         Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization was $12,702,000 during the second quarter of 1999 compared to $14,104,000 during the second quarter of 1998 and was $28,080,000 during the first six months of 1999 compared to $26,076,000 during the first six months of 1998. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 44% and 45% for the second quarters of 1999 and 1998, respectively, and was 45% for the first six months of 1999 and 1998. See Note C for a discussion of the Company's seismic data amortization policy.

         Depletion of oil and gas properties was $2,057,000 for the second quarter of 1999 compared to $3,399,000 for the second quarter of 1998, which amounted to $1.01 and $1.55, respectively, per mcfe of gas produced during such periods. For the six months ended June 30, 1999 and 1998, depletion of oil and gas properties was $4,138,000 and $6,374,000, respectively, which amounted to $.99 and $1.55, respectively, per mcfe of gas produced during such periods. The decreases in the rate are due to the significant increase in the Company's proved reserves as of January 1, 1999 as determined by the Company's independent reserve engineers resulting from both new discoveries in 1998 and positive revisions to previous reserve estimates.

         Cost of sales consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $.55 and $.56 per mcfe of gas produced in the second quarter and first six months of 1999, respectively, compared to $.60 and $.58 per mcfe in the same periods in 1998. The decrease in this rate is primarily due to lower workover costs in the second quarter of 1999 as compared to 1998.

         The Company's selling, general and administrative expenses were $7,278,000 and $14,482,000 during the second quarter and first six months of 1999, respectively, compared to $6,472,000 and $12,422,000 during the second quarter and first six months of 1998, respectively. The increase between periods is primarily due to increased costs resulting from the Company's expansion in Canada and growth in the domestic United States. As a percentage of total revenue, these expenses were 21% and 20% for the second quarter and first six months of 1999, respectively, and 18% for both the second quarter and first six months of 1998.

         Net interest expense was $2,860,000 and $5,023,000 in the second quarter and first six months of 1999, respectively, compared to $1,402,000 and $2,397,000 in the second quarter and first six months of 1998, respectively. The increase was primarily due to the addition of $138 million of senior notes on February 12, 1999 at an average interest rate of 7.3%. Additionally, in the second quarter of 1999, the increase was partially offset by a decrease in interest expense on the Company's line of credit as borrowings under this line of credit were less in the second quarter of 1999 than in the same period in 1998.

         On April 22, 1999, the Board of Directors of Seitel, Inc. declared a dividend to its common stockholders consisting of the 1,520,000 shares of the common stock of Eagle Geophysical, Inc. owned by the Company. The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the six months ended June 30, 1999.

         The Company's effective income tax rate was 37% and 40% for the second quarter and first six months of 1999, respectively, compared to 37% for both the second quarter and first six months of 1998. The increase in the effective income tax rate for the six months ended June 30, 1999 was due to the makeup of the income tax expense for the period. Income tax expense in the first six months of 1999 consisted of two items: (1) income tax expense on income from core operations at the Company's estimated annual tax rate of 38% offset by (2) income tax benefit on the non-recurring loss on dividend distribution of affiliate stock at the tax rate of 35%. The net of these two items resulted in the higher effective tax rate. The Company's effective tax rate for the remainder of 1999 is estimated to be approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

         The  Company's  cash  flow  from   operations  was   $48,798,000,   and
$50,885,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 was primarily due to an increase in collections from customers offset by an increase in payments to suppliers.

         The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 3/4%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. Certain restrictions exist that limit the amount of borrowings that the Company can make under this facility. As of August 12, 1999, the balance outstanding on the revolving line of credit amounted to $7,074,000 bearing an average interest rate of 7.2%

         On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30.

         On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on all series of the notes is payable semi-annually beginning on August 15, 1999. The Company used a majority of the proceeds to repay amounts then outstanding under its revolving lines of credit and the remainder for capital expenditures.

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

         From January 1, 1999, through August 12, 1999, the Company received $5,175,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $879,000 in tax savings.

         On July 26, 1999, the Company's wholly-owned subsidiary, DDD Energy, Inc., sold its 18.75% working interest in 11 oil and gas wells, one salt water disposal well and approximately 16,000 acres of leasehold and options to lease for approximately $13.7 million. The Company temporarily used these funds to reduce its borrowings under its line of credit.

         During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

         During the first six months of 1999, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $79,126,000 and $13,811,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the exercise of common stock purchase warrants and options, borrowings under the Company's revolving line of credit and proceeds from the issuance of senior notes.

         Currently, the Company anticipates capital expenditures for the remainder of 1999 to total approximately $60 million. Such expenditures include approximately $50 million for the creation of proprietary seismic data, and approximately $10 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the 1999 capital expenditures, along with expenditures for operating and general and administrative expenses. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 1999, the Company could arrange for additional debt or equity financing during 1999; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998 or January 1, 1999). The Company has not yet quantified the impact of adopting Statement 133. However, the Company anticipates that application of the statement will not have a material effect on its consolidated financial statements.

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

         Compliance Program. In order to address the Year 2000 issue, the Company appointed the Chief Operating Officer ("COO") to assure that key automated systems and related processors would remain functional through 2000. The COO and the Company's Information Systems Manager addressed the project by reviewing the information technology ("IT") and non-information technology systems to determine whether they were Year 2000 compliant. Also, they prepared a formal questionnaire for all significant suppliers, customers, and service providers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem.

         Company's State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of January 31, 1999 and did not identify any material systems which are not Year 2000 compliant. The Company prepared and sent a formal questionnaire to all significant suppliers, customers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company requested that these companies respond no later than June 30, 1999. As of August 12, 1999, the Company has received written assurances of Year 2000 compliance from approximately 37% of its suppliers, customers and service providers. Companies who have not responded have been sent second requests to respond to the questionnaire. The Company has received oral assurances of Year 2000 compliance from many of the third parties with whom it has relationships. The Company believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Among the important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the year ended December 31, 1998 for a detailed discussion of these risks. The following information discusses changes in the Company's market risk exposures since December 31, 1998.

COMMODITY PRICE RISK

         During 1999, the Company has entered into natural gas swaps in order to hedge a portion of anticipated natural gas production. As of August 12, 1999, the Company had open commodity price hedges totaling 3,515,000 mmbtu at an average price of $2.51 per mmbtu.

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

                           PART II - OTHER INFORMATION

ITEMS 1., 2., 3., 4., AND 5. Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Seitel,  Inc.  Amended and Restated 1998 Employee  Stock Purchase
               Plan

     (b)  Not applicable

                                   SIGNATURES

     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEITEL, INC.

Dated:  August  12,  1999               /s/  Paul A. Frame
                                        ----------------------------------------
                                             Paul A. Frame
                                             President

Dated:  August  12,  1999               /s/  Debra D. Valice
                                       -----------------------------------------
                                             Debra D. Valice
                                             Chief Financial Officer

Dated:  August  12,  1999               /s/  Marcia H. Kendrick
                                        ----------------------------------------
                                             Marcia H. Kendrick
                                             Chief Accounting Officer

                                     EXHIBIT
                                      INDEX

---------------   ------------------------------------------------  -----------
Exhibit           Title                                                Page
                                                                      Number
---------------   ------------------------------------------------  -----------

10.1              Seitel, Inc. Amended and Restated 1998                20
                       Employee Stock Purchase Plan