Form 10-Q
period 1999-09-30
SEITEL INC
filed 1999-11-15
CIK 750813

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

          For the quarterly period ended September 30, 1999
                                         ------------------
                OR

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

                              -----                  -----
                       Yes    | X |             No   |   |
                              -----                  -----

As of November 12, 1999 there were 24,285,795 shares of the Company's common stock, par value $.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX



PART I.  FINANCIAL INFORMATION                                             Page
                                                                          ------

         Item 1.     Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1999 (Unaudited) and December 31, 1998..............  3

         Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended September 30, 1999 and 1998....................  4

         Consolidated Statements of Operations (Unaudited) for the
         Nine Months Ended September 30, 1999 and 1998.....................  5

         Consolidated Statements of Stockholders' Equity (Unaudited)
         for the Nine Months Ended September 30, 1999......................  6

         Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Months Ended September 30, 1999 and 1998.....................  7

         Notes to Consolidated Interim Financial Statements (Unaudited)....  9

         Item 2.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 12

         Item 3.     Quantitative and Qualitative Disclosures
         about Market Risk................................................. 17

PART II. OTHER INFORMATION................................................. 17

                         PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS
           --------------------

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                          (Unaudited)
                                                         September 30,      December 31,
                                                             1999              1998
                                                           ---------         ---------
ASSETS
   Cash and equivalents                                    $   5,386         $   3,161
   Receivables
      Trade, net of allowance                                 54,771            59,244
      Notes and other                                            509               581
   Net data bank                                             323,325           262,950
   Net oil and gas properties                                148,612           148,977
   Net other property and equipment                            2,541             2,294
   Investment in marketable securities                         1,566                 -
   Investment in affiliate                                         -            15,544
   Prepaid expenses, deferred charges and other assets         4,786             3,016
                                                           ---------         ---------
TOTAL ASSETS                                               $ 541,496         $ 495,767
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued liabilities                $  42,494         $  71,555
   Income taxes payable                                          434             1,056
   Debt
      Senior Notes                                           203,000            65,000
      Line of Credit                                          19,000            85,500
      Term Loans                                                  66               172
   Obligations under capital leases                               28                18
   Contingent payables                                           274               274
   Deferred income taxes                                      30,125            28,039
   Deferred revenue                                            1,463             6,566
                                                           ---------         ---------
TOTAL LIABILITIES                                            296,884           258,180
                                                           ---------         ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
      5,000,000 shares; none issued                                -                 -
   Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued and outstanding
      24,285,795 and 23,804,508 at September 30, 1999
      and December 31, 1998, respectively                        243               238
   Additional paid-in capital                                147,839           141,826
   Retained earnings                                         107,186           107,102
   Treasury stock, 175,818 shares at cost at September
      30, 1999 and December 31, 1998                          (2,977)           (2,977)
   Notes receivable from officers and employees               (6,986)           (8,651)
   Accumulated other comprehensive income (loss)                (693)               49
                                                           ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                   244,612           237,587
                                                           ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 541,496         $ 495,767
                                                           =========         =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                               Three Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                             1999               1998
                                                           ---------         ---------

REVENUE                                                    $  24,617         $  38,332

EXPENSES:
   Depreciation, depletion and amortization                   11,792            19,551
   Cost of sales                                               1,488             1,175
   Selling, general and administrative expenses                6,549             6,453
                                                           ---------         ---------
                                                              19,829            27,179
                                                           ---------         ---------

INCOME FROM OPERATIONS                                         4,788            11,153

Interest expense, net                                         (3,114)           (1,516)
Equity in earnings of affiliate                                    -               344
                                                           ---------         ---------

Income before provision for income taxes                       1,674             9,981

Provision for income taxes                                       850             3,693
                                                           ---------         ---------

NET INCOME                                                 $     824         $   6,288
                                                           =========         =========

Earnings per share:
   Basic                                                   $     .03         $     .28
                                                           =========         =========
   Diluted                                                 $     .03         $     .28
                                                           =========         =========

Weighted average number of common and common equivalent shares:

   Basic                                                      24,110            22,634
                                                           =========         =========
   Diluted                                                    24,489            22,818
                                                           =========         =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                 Nine Months Ended
                                                                   September 30,
                                                           ---------------------------
                                                              1999              1998
                                                           ---------         ---------

REVENUE                                                    $  96,625         $ 106,235

EXPENSES:
   Depreciation, depletion and amortization                   44,579            52,433
   Cost of sales                                               3,967             3,654
   Selling, general and administrative expenses               21,031            18,875
                                                           ---------         ---------
                                                              69,577            74,962
                                                           ---------         ---------

INCOME FROM OPERATIONS                                        27,048            31,273

Interest expense, net                                         (8,137)           (3,913)
Equity in earnings (loss) of affiliate                           (91)              469
Impairment due to dividend distribution of
   affiliate stock                                            (7,794)               --
                                                           ---------         ---------

Income before provision for income taxes                      11,026            27,829

Provision for income taxes                                     4,577            10,307
                                                           ---------         ---------

NET INCOME                                                 $   6,449         $  17,522
                                                           =========         =========

Earnings per share:
   Basic                                                   $     .27         $     .78
                                                           =========         =========
   Diluted                                                 $     .26         $     .76
                                                           =========         =========

Weighted average number of common and
   common equivalent shares:
   Basic                                                      23,850            22,593
                                                           =========         =========
   Diluted                                                    24,361            22,960
                                                           =========         =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                     Notes
                                                                                                  Receivable  Accumulated
                                        Common Stock       Additional            Treasury Stock      from        Other
                         Comprehensive------------------    Paid-In   Retained   ---------------  Officers &  Comprehensive
                             Income     Shares    Amount    Capital   Earnings   Shares   Amount   Employees    Income
                            --------  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1997            22,548,408 $   225   $128,406   $ 82,742  (175,818)$(2,977) $  (1,109) $       (14)

   Net proceeds from
     issuance
     of common stock                     106,067       1        983          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -        344          -         -       -          -            -
   Sale of common stock to
     officers and employees              794,300       8      8,183          -         -       -     (8,191)           -
   Acquisition of oil and
     gas properties                      355,733       4      3,910          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -        649            -
   Net income              $  24,360           -       -          -     24,360         -       -          -            -
   Foreign currency
     translation
     adjustments net of
     income tax expense
     of $67                       63           -       -          -          -         -       -          -           63
                            --------
   Comprehensive income    $  24,423
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------

Balance, December 31, 1998            23,804,508     238    141,826    107,102  (175,818) (2,977)    (8,651)          49

   Net proceeds from
     issuance
     of common stock                     481,287       5      5,134          -         -       -          -            -
   Tax reduction from
     exercise
     of stock options                          -       -        879          -         -       -          -            -
   Payments received on
     notes receivable from
     officers and employees                    -       -          -          -         -       -      1,665            -
   Distribution of Eagle
     Geophysical, Inc.
     shares                                    -       -          -     (6,365)        -       -          -            -
   Net income              $   6,449           -       -          -      6,449         -       -          -            -
   Foreign currency
     translation
     adjustments net of
     income tax expense
     of $17                        12           -       -          -          -         -       -          -           12
   Unrealized loss on
     marketable securities
     net of income tax
     benefit of $754            (754)          -       -          -          -         -       -          -         (754)
                            --------
   Comprehensive income    $   5,707
                            ========  ----------  ------    -------    -------   -------  ------   --------   ----------
Balance, September 30, 1999
     (unaudited)                      24,285,795 $   243   $147,839   $107,186  (175,818)$(2,977) $  (6,986) $      (693)
                                      ==========  ======    =======    =======   =======  ======   ========   ==========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                             1999               1998
                                                           ---------         ---------
Cash flows from operating activities:
   Cash received from customers                            $  89,473         $ 108,661
   Cash paid to suppliers and employees                      (26,631)          (17,284)
   Interest paid                                              (6,215)           (3,320)
   Interest received                                             321               298
   Income taxes paid                                          (1,553)           (2,535)
                                                            --------          --------
      Net cash provided by operating activities               55,395            85,820
                                                            --------          --------

Cash flows from investing activities:
   Cash invested in seismic data                            (111,636)         (100,429)
   Cash invested in oil and gas properties                   (25,440)          (31,586)
   Net proceeds from sale of oil and gas properties           11,657                 -
   Cash paid to acquire property and equipment                  (920)             (681)
   Cash from disposal of property and equipment                    -                17
   Investment in marketable securities                        (3,043)                -
                                                            --------          --------
      Net cash used in investing activities                 (129,382)         (132,679)
                                                            --------          --------

Cash flows from financing activities:
   Borrowings under line of credit agreements                 63,908            69,207
   Principal payments under line of credit                  (130,408)          (24,207)
   Principal payments on term loans                             (106)             (262)
   Principal payments on capital lease obligations               (23)              (59)
   Proceeds from issuance of senior notes                    138,000                 -
   Proceeds from issuance of common stock                      5,175             1,015
   Costs of debt and equity transactions                      (2,038)              (66)
   Payments on receivables from officers and employees         1,665                76
                                                            --------          --------
      Net cash provided by financing activities               76,173            45,704
                                                            --------          --------

Effect of exchange rate changes                                   39                79
                                                            --------          --------

Net increase (decrease) in cash and equivalents                2,225            (1,076)

Cash and cash equivalents at beginning of period               3,161             4,881
                                                            --------          --------

Cash and cash equivalents at end of period                 $   5,386         $   3,805
                                                            ========          ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                             1999               1998
                                                           ---------         ---------

Reconciliation of net income to net cash provided by
   operating activities:
Net income                                                 $   6,449         $  17,522
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Impairment due to dividend distribution of
   affiliate stock                                             7,794                 -
   Equity in loss (earnings) of affiliate                         91              (469)
   Depreciation, depletion and amortization                   44,579            52,432
   Deferred income tax provision                               2,799             4,935
   Non-cash sales                                             (6,522)           (1,140)
   Gain on sale of property and equipment                          -               (13)
   Decrease in receivables                                     4,545             3,623
   Decrease (increase) in other assets                           (40)              347
   Increase (decrease) in other liabilities                   (4,300)            8,583
                                                            --------         ---------
      Total adjustments                                       48,946            68,298
                                                            --------         ---------

Net cash provided by operating activities                  $  55,395         $  85,820
                                                            ========         =========

Supplemental schedule of non-cash investing and financing activities:

   Dividend payable of affiliate stock                     $   6,365         $       -
                                                            ========         =========
   Capital lease obligations incurred                      $      33         $       -
                                                            ========         =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 1999

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income included in stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

NOTE B-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted net income for the three and nine months ended September 30, 1999 and 1998 consist of the following (in thousands except per share amounts):

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                 -------------------------          -------------------------
                                                   1999            1998                1999           1998
                                                 ---------      ----------          ----------      ---------

Net income                                     $       824    $      6,288        $      6,449    $    17,522
                                                 =========      ==========          ==========      =========

Basic weighted average shares                       24,110          22,634              23,850         22,593
Effect of dilutive securities: (1)<F1>
   Options and warrants                                379             184                 511            367
                                                 ---------      ----------          ----------      ---------
Diluted weighted average shares                     24,489          22,818              24,361         22,960
                                                 =========      ==========          ==========      =========
Per share income:
   Basic                                       $       .03    $        .28        $        .27    $       .78
   Diluted                                     $       .03    $        .28        $        .26    $       .76
-------------------

(1)<F1> During the third quarter of 1999 and 1998 and the first nine months of 1999 and 1998, a weighted average number of options and warrants to purchase 4,543,000, 3,873,000, 4,072,000 and 2,563,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

NOTE C-DATA BANK

     Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 87%) of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. Since inception, management has established guidelines regarding its annual charge for amortization. Under these guidelines, seismic data created by the Company is amortized in a set period of time based on historical experience with both the timing and amount of revenue. Management estimates that 90% of the costs incurred in the creation of seismic data is amortized within five years of such data becoming available for resale for two-dimensional seismic data and within seven years of such data becoming available for resale for three-dimensional seismic data. If anticipated sales fall below the benchmark guidelines, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or ten-year straight-line method. As of September 30, 1999, almost all (96%) of the net costs of the Company's data bank are fully amortized within 10 years from when such data becomes available for resale.

     In certain cases, the Company grants seismic licenses to third parties for data to be used in their operations (not for resale) in exchange for exclusive ownership of seismic data from the third party. The Company recognizes revenue for the licenses granted and records a data library asset for the seismic data acquired. These transactions are accounted for as non-monetary exchanges and are valued at the fair market value of such licenses based on values realized in cash transactions with other third parties for similar seismic data. During the first nine months of 1999, the Company licensed seismic data valued at $6,522,000 in exchange for the purchase of seismic data for its library.

NOTE D-OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and interest costs related to its unevaluated properties and certain properties under development which are not currently being amortized, are capitalized. For the nine months ended September 30, 1999 and 1998, general and administrative costs of $1,474,000 and $1,276,000, respectively, have been capitalized to oil and gas properties. For the nine months ended September 30, 1999 and 1998, interest costs of $2,343,000 and $1,790,000, respectively, have been capitalized to oil and gas properties.

     On July 26, 1999, the Company sold its 18.75% working interest in 11 oil and gas wells, one salt water disposal well and approximately 16,000 acres of leasehold and options to lease for net proceeds of approximately $11.7 million.

     The Company has announced its intentions to sell approximately 90% of its ownership in DDD Energy, Inc. ("DDD Energy"), a wholly-owned subsidiary, through an initial public offering expected to close during the first quarter of 2000. In the event the sale is not completed, DDD Energy will continue to be a wholly-owned subsidiary of the Company. The Company does not anticipate a loss will be incurred on this transaction. Proceeds from the proposed offering will be used to reduce debt and provide funds for seismic data library additions.

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

         The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the nine months ended September 30, 1999.

NOTE F-INDUSTRY SEGMENTS

         SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                                                        Exploration
                                                                                            and                    Total
                                                                  Seismic                Production               Segments
                                                                ------------            -------------           -------------
Three months ended September 30, 1999
-------------------------------------
Revenue from external purchasers                              $      19,804           $        4,813          $       24,617
Depreciation, depletion
  and amortization                                                    9,300                    2,188                  11,488
Cost of sales                                                            96                    1,392                   1,488
Segment operating income                                             10,408                    1,233                  11,641
Capital expenditures (a)<F1>                                         18,795                    3,845                  22,640
Assets                                                              379,784                  154,867                 534,651

Three months ended September 30, 1998
-------------------------------------
Revenue from external purchasers                              $      33,714           $        4,618          $       38,332
Depreciation, depletion
  and amortization                                                   16,009                    3,323                  19,332
Cost of sales                                                            39                    1,136                   1,175
Segment operating income                                             17,666                      159                  17,825
Capital expenditures (a)<F1>                                         43,509                   12,179                  55,688
Assets (b)<F2>                                                      317,292                  156,623                 473,915

Nine months ended September 30, 1999
------------------------------------
Revenue from external purchasers                              $      83,266           $       13,359          $       96,625
Depreciation, depletion
  and amortization                                                   37,380                    6,326                  43,706
Cost of sales                                                           227                    3,740                   3,967
Segment operating income                                             45,659                    3,293                  48,952
Capital expenditures (a)<F1>                                         97,998                   17,970                 115,968
Assets                                                              379,784                  154,867                 534,651

Nine months ended September 30, 1998
------------------------------------
Revenue from external purchasers                              $      91,807           $       14,428          $      106,235
Depreciation, depletion
  and amortization                                                   42,085                    9,697                  51,782
Cost of sales                                                           151                    3,503                   3,654
Segment operating income                                             49,571                    1,228                  50,799
Capital expenditures (a)<F1>                                        106,841                   33,761                 140,602
Assets (b)<F2>                                                      317,292                  156,623                 473,915

(a)<F1>  Includes other ancillary equipment.
(b)<F2>  Balance as of December 31, 1998.


                                                              Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                        -----------------------------       -----------------------------
                                                            1999             1998              1999              1998
                                                        ------------      -----------       -----------      ------------
Income from continuing operations before income taxes:
     Total reportable segment operating income        $       11,641    $      17,825     $      48,952    $       50,799
     Selling general and administrative expense               (6,549)          (6,453)          (21,031)          (18,875)
     Interest expense, net                                    (3,114)          (1,516)           (8,137)           (3,913)
     Equity in earnings (loss) of affiliate                        -              344               (91)              469
     Impairment due to dividend distribution of
       affiliate stock                                             -                -            (7,794)                -
     Eliminations and other                                     (304)            (219)             (873)             (651)
                                                        ------------      ------------      -----------      ------------
     Income from continuing operations before
       income taxes                                   $        1,674    $       9,981     $      11,026    $       27,829
                                                        ============      ===========       ===========      ============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

OVERVIEW

     The Company's income from core seismic marketing and exploration and production operations was $824,000 for the third quarter of 1999 and $11,574,000 for the nine months ended September 30, 1999 as compared to $6,064,000 for the third quarter of 1998 and $17,216,000 for the nine months ended September 30, 1998. Additionally, in the first nine months of 1999, the Company recorded a non-cash, non-operating loss on the dividend distribution of affiliate stock totaling $5,066,000, net of tax, along with equity in loss of affiliate of $59,000, net of tax, bringing net income for the nine months ended September 30, 1999 to $6,449,000. In the third quarter and first nine months of 1998, the Company recorded its equity in the earnings of affiliate of $224,000 and $306,000, net of tax, respectively, bringing third quarter 1998 net income to $6,288,000 and the first nine months of 1998 net income to $17,522,000.

RESULTS OF OPERATIONS

     Total revenue was $24,617,000 and $38,332,000 in the third quarters of 1999 and 1998, respectively, and $96,625,000 and $106,235,000 in the first nine months of 1999 and 1998, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

     Revenue from the marketing of seismic data was $19,804,000 in the third quarter of 1999 compared to $33,714,000 in the third quarter of 1998 and was $83,266,000 in the first nine months of 1999 compared to $91,807,000 in the first nine months of 1998. During the third quarter of 1999, the Company continued to focus on client interest in its existing data library versus the new data creation market. The Company's existing data library available for resale continued to increase significantly through the first quarter of 1999 due to the creation of seismic data and the purchase of the Amoco Canada data library in February 1999. As a result, revenue from the licensing of existing data increased between the periods; however, such increase was offset by a decrease in revenue from new data creation. Because of the current emphasis on marketing existing data, the Company reduced the amount of expenditures made in creating new seismic data in the second and third quarters of 1999 which resulted in a decrease in revenue associated with the creation of new data.

     Oil and gas revenue was $4,813,000 in the third quarter of 1999 compared to $4,618,000 in the third quarter of 1998. The increase between periods was primarily due to higher prices received by the Company for both its natural gas and crude oil production during the third quarter of 1999, partially offset by a decrease in natural gas production. Oil and gas revenue was $13,359,000 in the first nine months of 1999 compared to $14,428,000 in the first nine months of 1998. The decrease in oil and gas revenue for the nine month period was primarily caused by both lower natural gas production and prices during the first nine months of 1999. The decrease in natural gas production between periods was primarily due to production declines experienced on certain of the Company's older wells. Additionally, in July 1999, the Company sold its interest in 11 oil and gas wells, five of which were producing, whose production partially offset these declines during the first six months of 1999. The Company anticipates that wells that came on-line in the third quarter of 1999 and new wells anticipated to come on-line in the fourth quarter of 1999 will offset most of this production decline. Net volume and price information for the Company's oil and gas production for the third quarters and first nine months of 1999 and 1998 are summarized in the following table:

                                                           Quarter Ended                         Nine Months Ended
                                                           September 30,                           September 30,
                                                    ----------------------------            ----------------------------
                                                      1999              1998                  1999              1998
                                                    ----------       -----------            ----------       -----------
Natural gas volumes (mmcf)                            1,150             1,622                 4,226             4,543
Average natural gas price ($/mcf)                 $    2.65        $     2.20             $    2.18        $     2.35
Crude oil/condensate volumes (mbbl)                     101                88                   282               286
Average crude oil/condensate price ($/bbl)        $   16.50        $    11.22             $   13.73        $    12.36

     Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization was $9,300,000 during the third quarter of 1999 compared to $16,009,000 during the third quarter of 1998 and was $37,380,000 during the first nine months of 1999 compared to $42,085,000 during the first nine months of 1998. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 48% for the third quarters of 1999 and 1998 and was 46% for the first nine months of 1999 and 1998. As of September 30, 1999, almost all (96%) of the net costs of the Company's data bank are fully amortized within 10 years from when such data becomes available for resale. See Note C for further discussion of the Company's seismic data amortization policy.

     Depletion of oil and gas properties was $2,188,000 for the third quarter of 1999 compared to $3,323,000 for the third quarter of 1998, which amounted to $1.25 and $1.55, respectively, per mcfe of gas produced during such periods. For the nine months ended September 30, 1999 and 1998, depletion of oil and gas properties was $6,326,000 and $9,697,000, respectively, which amounted to $1.07 and $1.55, respectively, per mcfe of gas produced during such periods. The decreases in the rate are due to the significant increase in the Company's proved reserves as of January 1, 1999 as determined by the Company's independent reserve engineers resulting from both new discoveries in 1998 and positive revisions to previous reserve estimates. In the third quarter of 1999, this decrease in rate was partially offset as a result of the sale of proved reserves in connection with the sale of the Company's interest in 11 oil and gas wells in July 1999.

     Cost of sales consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $1,392,000 or $.79 per mcfe of gas produced and $3,740,000 or $.63 per mcfe of gas produced in the third quarter and first nine months of 1999, respectively. This compares to $1,136,000 or $.53 per mcfe of gas produced and $3,503,000 or $.56 per mcfe of gas produced in the third quarter and first nine months of 1998, respectively. The increase in this rate in the third quarter is primarily due to (1) an increase in the per mcfe rate associated with lease operating expenses as a result of the operating costs remaining relatively constant while the production declined, (2) higher workover costs incurred and (3) higher production taxes resulting from the higher prices received in the third quarter of 1999. The increase in this rate for the nine month period is primarily due to an increase in the per mcfe rate associated with lease operating expenses as a result of the operating costs remaining relatively while the production declined.

     The Company's selling, general and administrative expenses were $6,549,000 and $21,031,000 during the third quarter and first nine months of 1999, respectively, compared to $6,453,000 and $18,875,000 during the third quarter and first nine months of 1998, respectively. The increase between periods is primarily due to legal and other non-recurring expenses incurred in the third quarter and first nine months of 1999 and an increase in costs resulting from the Company's expansion in Canada. These increases were partially offset by a reduction of variable expenses, including commissions on revenue and compensation tied to pre-tax profits. As a percentage of revenue, total selling, general and administrative expenses were 27% and 22% for the third quarter and first nine months of 1999, respectively, and 17% and 18% for the third quarter and first nine months of 1998, respectively.

     Net interest expense was $3,114,000 and $8,137,000 in the third quarter and first nine months of 1999, respectively, compared to $1,516,000 and $3,913,000 in the third quarter and first nine months of 1998, respectively. The increase was primarily due to the addition of $138 million of senior notes on February 12, 1999 at an average interest rate of 7.3% partially offset by lower interest expense on the Company's revolving line of credit due to lower amounts being borrowed.

     On April 22, 1999, the Board of Directors of Seitel, Inc. declared a dividend to its common stockholders consisting of the 1,520,000 shares of the common stock of Eagle Geophysical, Inc. owned by the Company. The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the nine months ended September 30, 1999.

     The Company's effective income tax rate was 51% and 42% for the third quarter and first nine months of 1999, respectively, compared to 37% for both the third quarter and first nine months of 1998. The increase in the effective income tax rate for the third quarter of 1999 was due to the estimated effective tax rate for the year increasing to 38.7% from 37.7% as estimated at June 30, 1999 as a result of Canadian operations reflecting a larger percentage of pre-tax profits than had been originally estimated. The increase in the effective income tax rate for the nine months ended September 30, 1999 was due to the makeup of the income tax expense for the period. Income tax expense in the first nine months of 1999 consisted of two items: (1) income tax expense on income from core operations at the Company's estimated annual tax rate of 38.7% offset by (2) income tax benefit on the non-recurring loss on dividend distribution of affiliate stock at the tax rate of 35%. The net of these two items resulted in the higher effective tax rate. The Company's effective tax rate for the remainder of 1999 is estimated to be approximately 38.7%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities was $55,395,000, and $85,820,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 was primarily due to a decrease in collections from customers caused by the Company's reduced level of revenue associated with the creation of new data and timing differences in payments to suppliers and employees.

     The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1 1/2%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. Certain restrictions exist that limit the amount of borrowings that the Company can make under this facility. As of November 12, 1999, the balance outstanding on the revolving line of credit amounted to $18,000,000 bearing an average interest rate of 6.1875%.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million beginning December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on all series of the notes is payable semi-annually on September 30 and December 30.

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

     The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock and
(iii) common stock or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective "shelf" registration statement filed with the Securities and Exchange Commission ("SEC").

     In addition, under another effective "shelf" registration statement filed with the SEC, the Company may offer up to an aggregate of $200,000,000 of the following securities, in any combination, from time to time on one or more series: unsecured debt securities, which may be senior or unsubordinated; preferred stock; common stock; and trust preferred securities.

     From January 1, 1999, through November 12, 1999, the Company received $5,175,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $879,000 in tax savings.

     On July 26, 1999, the Company's wholly-owned subsidiary, DDD Energy, sold its 18.75% working interest in 11 oil and gas wells, one salt water disposal well and approximately 16,000 acres of leasehold and options to lease for net proceeds of approximately $11.7 million.

     The Company has announced its intentions to sell approximately 90% of its ownership in DDD Energy, through an initial public offering expected to close during the first quarter of 2000. In the event the sale is not completed, DDD Energy will continue to be a wholly-owned subsidiary of the Company. The Company does not anticipate a loss will be incurred on this transaction. Proceeds from the proposed offering will be used to reduce debt and provide funds for seismic data library additions.

     During December 1997, the Company repurchased 175,000 shares of its common stock in the open market at a cost of $2,973,000, pursuant to a stock repurchase program authorized by the Board of Directors on December 12, 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock.

     During the first nine months of 1999, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $97,816,000 and $17,618,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the sale of oil and gas properties, proceeds from the exercise of common stock purchase warrants and options, borrowings under the Company's revolving line of credit and proceeds from the issuance of senior notes.

     Currently, the Company anticipates capital expenditures for the remainder of 1999 to total approximately $20 million. Such expenditures include approximately $14 million for the creation of proprietary seismic data, and approximately $6 million for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the remaining 1999 capital expenditures, along with expenditures for operating and general and administrative expenses. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 1999, the Company could arrange for additional debt or equity financing during 1999; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is required to be adopted on January 1, 2001, although earlier adoption is permitted. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting Statement 133. However, the Company anticipates that application of the statement will not have a material impact on the Company's financial position or results of operations.

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

     Company's State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of January 31, 1999 and did not identify any material systems which are not Year 2000 compliant. The Company prepared and sent a formal questionnaire to all significant suppliers, customers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company requested that these companies respond no later than June 30, 1999. As of November 12, 1999, the Company has received written assurances of Year 2000 compliance from approximately 57% of its suppliers, customers and service providers. Companies who have not responded have been sent second requests to respond to the questionnaire. The Company has received oral assurances of Year 2000 compliance from many of the third parties with whom it has relationships. The Company believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant.

     Costs to Address Year 2000 Compliance Issues. The Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. The Company estimates its total costs already expended and to be expended will be less than $100,000. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. Such costs have been funded from cash provided by operating activities. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. The Company is not aware of any IT projects that have been delayed due to the Year 2000 compliance program.

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

Commodity Price Risk

     During 1999, the Company has entered into natural gas swaps in order to hedge a portion of anticipated natural gas production. As of November 12, 1999, the Company had open commodity price hedges totaling 2,595,000 MMbtu at an average price of $2.52 per MMbtu.

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

                           PART II - OTHER INFORMATION


Items 1., 2., 3.  Not applicable.
---------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on July 29, 1998. Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1. The election of nine directors to serve until the 2000 Annual Meeting.

      Name                    No. of Votes For            No. of Votes Withheld
--------------------    --------------------------     -------------------------

Herbert M. Pearlman              21,931,489                      674,081
Paul A. Frame                    21,931,489                      674,081
Horace A. Calvert                21,931,489                      674,081
David S. Lawi                    21,931,489                      674,081
Debra D. Valice                  21,931,489                      674,081
Walter M. Craig, Jr.             21,931,489                      674,081
William Lerner                   21,931,089                      674,481
John E. Stieglitz                21,931,289                      674,281
Fred S. Zeidman                  21,931,289                      674,281

2. Approval of proposed amendments to the Company's Non-Employee Directors' Stock Option Plan.

  No. of Votes For         No. of Votes Against         No. of Votes Abstained
--------------------    --------------------------     -------------------------

    5,789,492                    10,585,152                      121,720

3. Approval of the appointment of the public accounting firm of Arthur Andersen LLP to act as the Company's independent Certified Public Accountants for the year of 1999.

  No. of Votes For         No. of Votes Against         No. of Votes Abstained
--------------------    --------------------------     -------------------------

   22,444,447                       107,715                       53,408

Item 5.  Other Information.
--------------------------

     A shareholder who wishes to make a proposal at the 2000 Annual Meeting of Shareholders without complying with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (and therefore without including the proposal in the Company's proxy materials) should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by May 8, 2000. If a shareholder fails to give that notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, in their discretion.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a) Exhibits

               10.1 Non-Employee Directors' Retirement Plan

               10.2 Amendment No. 2 to Seitel, Inc. 1998 Employee Stock Purchase
                    Plan

               10.3 Amended and Restated 1998 Employee Stock Purchase Plan

               10.4 Amendment No. 4, dated as of August 10, 1999,  among Seitel,
                    Inc., a Delaware Corporation; the Lenders executing this Agreement; and the First National Bank of Chicago, as Agent for the Lenders

               10.5 First Amendment,  dated as of July 14, 1999, to the Separate
                    Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders

               10.6 Second Amendment, dated as of July 14, 1999, to the Separate
                    Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders

          (b) Not applicable

                                   SIGNATURES


     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SEITEL, INC.




Dated:  November  12,  1999            /s/  Paul A. Frame
                                       -----------------------------------------
                                            Paul A. Frame
                                            President




Dated:  November  12,  1999            /s/  Debra D. Valice
                                       -----------------------------------------
                                            Debra D. Valice
                                            Chief Financial Officer




Dated:  November  12,  1999            /s/  Marcia H. Kendrick
                                       -----------------------------------------
                                                Marcia H. Kendrick
                                                Chief Accounting Officer

                                     EXHIBIT
                                      INDEX
-------  ----------------------------------------------------------  -----------

Exhibit  Title                                                           Page
                                                                        Number
-------  ----------------------------------------------------------  -----------

10.1     Non-Employee Directors' Retirement Plan                           21

10.2     Amendment No. 2 to Seitel, Inc. 1998 Employee
         Stock Purchase Plan                                               32

10.3     Amended and Restated 1998 Employee Stock Purchase Plan            34

10.4     Amendment No. 4, dated as of August 10, 1999, among
         Seitel, Inc., a Delaware Corporation; the Lenders
         executing this Agreement; and the First National Bank of
         Chicago, as Agent for the Lenders                                 62

10.5     First  Amendment,  dated  as  of  July  14,  1999,
         to  the  Separate  Note  Purchase Agreements,
         dated as of February 12, 1999, among Seitel, Inc.
         and the Noteholders                                               79

10.6     Second  Amendment,  dated  as of  July  14,  1999,
         to  the  Separate  Note  Purchase Agreements,
         dated as of December 28, 1995, among Seitel, Inc.
         and the Noteholders                                               94