Form 10-K
period 1999-12-31
SEITEL INC
filed 2000-03-30
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

-------
  X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

                 OR

-------
          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934

                         Commission File Number 0-14488
                                     -------

                                  SEITEL, INC.
               (Exact name of registrant as specified in charter)

         Delaware                                         76-0025431
         --------                                         ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                      Identification Number)

    50 Briar Hollow Lane
  West Building, 7th Floor
      Houston, Texas                                          77027
      --------------                                          -----
   (Address of principal                                    (Zip Code)
    executive offices)

Registrant's telephone number, including area code:      (713) 881-8900
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
Common Stock, par value $0.01                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
          None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 27, 2000 was approximately $177,941,709. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $8.125 and there were a total of 23,640,613 shares of Common Stock outstanding.

Documents Incorporated by Reference:

  Document                                                     Part
  ---------------------------------                          ---------
  Definitive Proxy Statement for                               III
  2000 Annual Stockholders Meeting

ITEM 1.  BUSINESS
         --------

General

     Seitel, Inc. (the "Company") is a leading provider of seismic data and related geophysical services and expertise to the petroleum industry. The
Company licenses its proprietary seismic data to oil and gas companies and participates in petroleum exploration and development projects. See Note P to the Company's Consolidated Financial Statements for financial information relating to industry segments.

Seismic Operations

     Since its inception in 1982, the Company has developed a proprietary library of seismic data by contracting with crew companies to acquire data and by buying existing data libraries from other companies. The Company's seismic data library is primarily owned and marketed by Seitel Data, Ltd., a partnership wholly-owned by the Company through subsidiaries, and Olympic Seismic, Ltd., a wholly-owned Canadian subsidiary. The data library, which consists of both two-dimensional ("2D") and three-dimensional ("3D") data, is marketed to major and independent oil and gas companies under license agreements. Seismic surveys and the analysis of seismic data for the identification and definition of underground geological structures are principal techniques used in oil and gas exploration and development to determine the existence and location of subsurface hydrocarbons.

     At December 31, 1999, the Company owned approximately 1,150,000 linear miles of 2D and approximately 16,300 square miles of 3D seismic data which it maintained in its library and the Company marketed an additional 270,000 linear miles of 2D data owned by others. The Company's seismic data library constitutes the largest seismic database marketed publicly in North America based solely on management's knowledge and beliefs regarding the industry. The Company's U.S. seismic surveys extend to virtually every major domestic exploration and development region, with the majority of the seismic surveys covering onshore and offshore the U.S. Gulf Coast. In addition, the Company's international seismic surveys are concentrated in Western Canada and the Continental Shelf offshore the United Kingdom and Ireland.

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

     The Company has a 14 member staff of geoscientists dedicated to its seismic operations, who have in excess of 270 years of collective geophysical experience. Together, the marketing team and geoscientists help clients evaluate their respective seismic requirements, design seismic data programs to meet market demand, and supervise the reprocessing of data in the Company's library to enhance future resales.

     Three-dimensional seismic data provides a graphic geophysical depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits. The proper use of 3D surveys can significantly increase drilling success rates and, correspondingly, significantly lower exploration and development finding costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data, particularly for onshore data. As a result, 2D data remains economically more efficient for preliminary, broad-scale exploration evaluation and to determine the location for 3D surveys. Also, the best way to design a 3D survey is from 2D data grids of the respective area. The 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential.

     The Company creates new seismic data for its library through multi-client surveys. Prior to undertaking a seismic survey, the Company pre-licenses the data to several oil and gas companies. The license fee commitments from these customers cover the majority of the costs of the survey. The Company's investment in the survey is limited to the excess of the cost of the survey over the customer license fee commitments. The customers share in the expense of a survey, which reduces their cost of the survey while the Company reduces its initial capital investment in the survey. In a multi-client survey, the Company retains ownership of the newly created data, which is added to its data library. The Company then markets licenses to use the data to other customers. Seismic data cannot be transferred by a licensee to another party; each individual user must purchase a license. The Company contracts with seismic acquisition crew companies to conduct both onshore and offshore seismic surveys.

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

Oil and Gas Exploration and Production Operations

     In addition to licensing its seismic data to customers, the Company also utilizes its seismic expertise to participate directly in oil and gas projects. The Company participates in these projects as a working interest owner, sharing costs and revenues of oil and gas exploration and production projects with other oil and gas companies. The Company's strategy is to combine its 3D and 2D seismic expertise and related geophysical expertise with the geological, engineering and drilling expertise and land positions of oil and gas companies in exploration and development programs. The Company believes that this combination will result in higher drilling success rates, thereby allowing the Company to participate in oil and gas exploration and development on a relatively low cost and low risk basis, and to build an asset base of oil and gas reserves which complement its seismic data library.

     Since its formation in 1993, the Company's wholly-owned exploration and production subsidiary, DDD Energy, Inc. ("DDD Energy"), has entered into and maintained cost and revenue-sharing relationships with more than 100 oil and gas companies and, in doing so, has received the benefit of these oil and gas companies' land, geological, engineering and drilling staffs. DDD Energy has conducted over 2,000 square miles of advanced 3D surveys, located primarily in the Gulf Coast areas of onshore Texas, Louisiana, Alabama and Mississippi, as well as California and Arkansas. DDD Energy's working interest in these projects ranges from approximately 10% to 90%, with an average working interest of approximately 31%. More than 160 square miles of 3D surveys are scheduled to be conducted in 2000 by DDD Energy and its partners. The majority of the well locations pinpointed by the surveys that have already been completed and interpreted should be drilled during the next three years. DDD Energy exclusively utilizes the Company's processing and interpretation technology and operations to provide optimum quality control and confidentiality for the exploration and production programs in which DDD Energy participates.

     From March 1993 through December 31, 1999, DDD Energy has participated in the drilling of 300 wells, 205 of which were commercially productive for a 68% success rate.

     In November 1999, the Company's 19% owned subsidiary, Vision Energy, Inc. ("Vision Energy"), filed a registration statement with the Securities and Exchange Commission ("SEC") to accomplish the spin-off of DDD Energy through an initial public offering. In the proposed offering, Vision Energy would acquire all of the stock of DDD Energy from the Company in exchange for the issuance of shares of Vision Energy stock to the Company, and the Company would sell most of these Vision Energy shares in the public offering for cash. Completion of the offering is expected to occur during the second or third quarter of 2000; however, its completion is dependent upon market conditions and other factors. The Company continues to explore opportunities to maximize the value of DDD Energy.

Customers

     The Company markets its seismic data to major and independent oil and gas companies. The Company generally sells its oil and gas to numerous customers through the operators of its oil and gas properties. No one customer accounted for as much as 10% of the Company's revenues during the years 1999, 1998 or 1997. As a result, the Company does not believe that the loss of any customer would have a material adverse impact on its seismic or oil and gas business.

Competition

     The creation and resale of seismic data are highly competitive in North America. There are a number of independent oil-service companies that create and market data, and numerous oil and gas companies create seismic data and maintain their own seismic data banks. However, as a result of the energy industry's collapse in 1985 and major industry consolidation in the 1990's, significant seismic competitors to the Company have been reduced from approximately 15 companies in 1985 to less than 10 today. The Company's largest competitors, most of whom are engaged in acquiring seismic data as well as a data library, are

Baker Hughes, Petroleum Geo-Services, Schlumberger, TGS Nopec, Veritas DGC and Compagnie Generale de Geophysique. In addition, the Company has positioned itself to take advantage of the increased outsourcing trend by exploration and production companies for their seismic data services. The Company believes it can compete favorably because of the expansiveness of its data library base, the expertise of its marketing staff and the technical proficiency and exploration experience of its geoscientists. These resources enable the Company to provide high-quality service and to create and market high-grade data.

     In the oil and gas exploration and production business, there are numerous oil and gas companies competing for the acquisition of mineral properties. The Company believes it can participate effectively in the exploration for and development of natural gas and crude oil reserves because of its fully-integrated seismic resources and geophysical expertise combined with the geological and engineering experience and land positions of the Company's oil and gas company partners.

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

     With respect to revenue from the Company's oil and gas operations, bringing a small number of high-production wells on line in a given quarter can materially impact the results of that quarter since many of the wells in which the Company participates experience high initial flow rates for the first 60 to 90 days of production and then taper off to a lower, steady rate for the remainder of their lives. If several of these wells are brought on line in a quarter, the results for that quarter will appear unusually strong, and then later, when production decreases to its long-term, steady rate, the Company's results may not be able to sustain the trend of increased performance indicated by the strong results of the previous quarter. The Company's oil and gas exploration and production operations also can be impacted by certain weather-related events as well as by mechanical and equipment problems or shortages and other factors, which may delay the hookup of successfully completed wells and delay the resultant production revenue. Also, due to the high percentage of gas reserves in the Company's portfolio and the seasonal variations in gas prices, the Company's results from its oil and gas operations also are subject to significant fluctuations due to variations in commodity prices. In addition, some producing wells may be required to go off line periodically for pipeline and other maintenance. The Company does not believe that these fluctuations in quarterly results are indicative of the Company's long-term prospects and financial performance.

     See  Note  Q  to  the  Company's   Consolidated  Financial  Statements  and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

     As of December 31, 1999, the Company and its subsidiaries had 120 full-time employees and two employees who devote part of their time to the Company who are also officers of other corporations. None of the Company's employees are covered by collective bargaining agreements. Of these employees, 82 are related to the seismic operations and 20 are related to the oil and gas operations. The balance provides accounting and administrative support for all operations. The Company has employment contracts with five of its senior corporate executives.

Risk Factors

     Any investment in our securities involves risk. Investors should carefully consider, in addition to the other information contained in this report, the risks described below before making any investment decision.

     OUR BUSINESS COULD BE ADVERSELY AFFECTED BY LOW EXPLORATION, DEVELOPMENT AND PRODUCTION SPENDING BY OIL AND GAS COMPANIES AND BY LOW OIL AND GAS PRICES.

     Our seismic business depends upon exploration, development and production spending by oil and gas companies. Although overall conditions in the oil and gas industry have improved recently as a result of strong oil prices, the level of capital expenditures by oil and gas companies has not been as quick to recover. This could affect our seismic data operations. Any decreases in oil and gas prices could result in decreased exploration, development and production spending by oil and gas companies, which could affect our seismic data business. Although oil and gas prices have increased recently, any future decline could result in decreased revenues from our oil and gas exploration and production business.

     WE INVEST SIGNIFICANT AMOUNTS OF MONEY IN ACQUIRING AND PROCESSING SEISMIC DATA FOR OUR DATA LIBRARY WITH ONLY PARTIAL UNDERWRITING OF THE COSTS BY CUSTOMERS.

     We invest significant amounts of money in acquiring and processing new seismic data to add to our data library. Although we generally obtain customer commitments covering in excess of 60% of the costs of acquiring and processing this data, we assume the risk that we will not be able to fully recover our portion of the costs through future licensing of the data. The amounts of these future data licensing fees are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in our library, availability of similar data from competitors and governmental regulations affecting oil and gas exploration. Many of these factors are beyond our control. In addition, the timing of these sales can vary greatly from period to period. Technological or regulatory changes or other developments could adversely affect the value of the data.

     BECAUSE OUR BUSINESS IS CONCENTRATED IN THE U.S. GULF COAST AND CANADA, IT COULD BE ADVERSELY AFFECTED BY DEVELOPMENTS IN THE OIL AND GAS BUSINESS THAT AFFECT THESE AREAS.

     Most of the seismic data in our seismic data library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico or in Canada. Also, most of our existing interests in oil and gas properties are located along the coast of the U.S. Gulf of Mexico. Because of this geographic concentration, our results of operations could be adversely affected by events relating primarily to one these regions even if conditions in the oil and gas industry worldwide were favorable. Some examples of possible events that would adversely affect the U.S. Gulf Coast region would be changes in governmental regulations adversely affecting offshore drilling in the U.S. Gulf of Mexico, shortages of drilling or other necessary equipment in this region, or increases in gas transportation costs from this region to the Northeastern U.S., where much of the gas produced in this region is consumed.

     THE AMOUNTS WE AMORTIZE FROM OUR DATA LIBRARY EACH PERIOD MAY FLUCTUATE, AND THESE FLUCTUATIONS CAN AFFECT OUR REPORTED RESULTS OF OPERATIONS.

     We amortize the cost of our multi-client data library based in part on our estimates of future sales of data. These estimates are imprecise and may vary from period to period depending upon market developments and our expectations. Substantial changes in amortization rates can have a significant effect on our reported results of operations.

     DRILLING HAZARDS AND DRY HOLES COULD AFFECT OUR OIL AND GAS ACTIVITIES.

     We may not discover commercial quantities of oil and gas when we participate in drilling wells. Our oil and gas operations could be adversely affected by the occurrence of drilling hazards. These include:

     o    cratering;
     o    explosions;
     o    uncontrollable flows of oil, gas or well fluids;
     o    fires;
     o    pollution; and
     o    other environmental risks.

     Some of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. We do not act as operator in our oil and gas drilling business and depend on our partners to minimize these operating risks.

     WE HAVE RECORDED WRITE-DOWNS BECAUSE OF LOW OIL AND GAS PRICES AND MAY BE REQUIRED TO DO SO AGAIN IN THE FUTURE. FUTURE WRITE-DOWNS WOULD RESULT IN A CHARGE TO OUR EARNINGS AND POSSIBLE LOSSES.

     Under SEC oil and gas accounting rules, we may have to write-down our assets if oil and gas prices decline significantly or if we have significant downward adjustments to our oil and gas reserves. We recorded a $9.6 million pre-tax, $6.2 million after tax, non-cash write-down of the carrying value of our proved oil and gas properties as of December 31, 1997 due to low oil and gas prices. If oil and gas prices fall significantly, or if we have significant downward reserve adjustments in the future, it is possible that additional write-downs will occur again. These write-downs would result in a charge to our earnings and possible losses, but would not impact cash flows from operating activities.

     OUR DEBT AGREEMENTS MAY LIMIT OUR FLEXIBILITY IN RESPONDING TO CHANGING MARKET CONDITIONS OR IN PURSUING BUSINESS OPPORTUNITIES.

     Our debt agreements contain restrictions and requirements relating to, among other things:

     o    additional borrowing;
     o    maintaining financial ratios;
     o    granting liens on our assets;
     o    selling assets;
     o    paying dividends; and
     o    merging.

     These restrictions and requirements may limit our flexibility in responding to market conditions or in pursuing business opportunities that we believe would have a positive effect on our business.

     EXTENSIVE GOVERNMENTAL REGULATION OF OUR BUSINESS AFFECTS OUR DAILY OPERATIONS.

     Our  seismic  data   customers   are  subject  to  extensive   governmental
regulation. In addition, our oil and gas exploration and production operations are subject to regulations. These regulations, among other things:

     o    govern environmental quality and pollution control; and
     o    limit rates of production.

     New laws or regulations or changes to existing laws or regulations affecting the oil and gas industry could reduce customer demand for our seismic data or increase the operating costs of our oil and gas business.

     LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend on a relatively small group of management and technical personnel. The loss of one or more of these individuals could have a material adverse effect on our business.

Other

         The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

         The following organization chart gives an overview of the structure of the Company:


                           ---------------------------
                      +----| Seitel Delaware, Inc.   | 1%
                      |    | 100%                    |----+    ----------------------------
                      |    ---------------------------    |    |Seitel Data, Ltd.         |
                      |                                   |----|                          |
                      |    --------------------------- 99%|    ----------------------------
                      |----| Seitel Data Corp.       |----+
                      |    | 100%                    |----+    ----------------------------
                      |    ---------------------------    |    |Seitel Offshore Corp.     |
                      |                                   |----|100%                      |
                      |    ---------------------------    |    ----------------------------
                      |----| DDD Energy, Inc.        |    |
                      |    | 100%                    |    |    ----------------------------
------------------    |    ---------------------------    |    |Seitel International, Inc.|
++++++++++++++++++    |                                   |----|100%                      |
+                +    |    ---------------------------    |    ----------------------------
+  SEITEL, INC.  +----+----| Matrix Geophysical, Inc.|    |
+                +    |    | 100%                    |    |    ----------------------------
++++++++++++++++++    |    ---------------------------    |    |Datatel, Inc.             |
------------------    |                                   +----|100%                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Canada Holdings, |
                      |    | Inc.                    |         ----------------------------
                      |    | 100%                    |----+----|Olympic Seismic Ltd.      |
                      |    ---------------------------    |    |100%                      |
                      |                                   |    ----------------------------
                      |    ---------------------------    |    ----------------------------
                      |----| Seitel Management, Inc. |    |    |818312 Alberta Ltd.       |
                      |    | 100%                    |    +----|100%                      |
                      |    ---------------------------         ----------------------------
                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Geophysical, Inc.|----+----|African Geophysical, Inc. |
                      |    | 100%             *<F1>  |    |    |100%                *<F1> |
                      |    ---------------------------    |    ----------------------------
                      |                                   |
                      |    ---------------------------    |    ----------------------------
                      |----| Alternative Communica-  |    +----|EHI Holdings, Inc.        |
                      |    | tions Enterprises, Inc. |         |100%                *<F1> |
                      |    | 100%                    |         ----------------------------
                      |    |                   *<F1> |
                      |    ---------------------------
                      |
                      |    ---------------------------
                      |----| Exsol, Inc.             |
                      |    | 100%                    |
                      |    |                   *<F1> |
                      |    ---------------------------
                      |
                      |    ---------------------------
                      |----| Geo-Bank, Inc.          |
                      |    | 100%                    |
                      |    |                   *<F1> |
                      |    ---------------------------
                      |
                      |    ---------------------------         ----------------------------
                      |----| Seitel Gas & Energy     |---------|Seitel Natural Gas, Inc.  |
                      |    | Corp.                   |         |100%                *<F1> |
                      |    | 100%              *<F1> |         ----------------------------
                      |    ---------------------------
                      |
                      |    ---------------------------
                      +----| Seitel Power Corp.      |
                      |    | 100%                    |
                      |    |                   *<F1> |
                      |    ---------------------------
                      |
                      |    ---------------------------
                      +----| Vision Energy, Inc.     |
                           | 19%                     |
                           |                   *<F1> |
                           ---------------------------

<F1> * Dormant

ITEM 2.  PROPERTIES
         ----------

     The Company, through its wholly-owned subsidiary DDD Energy, participates in oil and gas exploration and development efforts. For estimates of the Company's net proved and proved developed oil and gas reserves as of December 31, 1999, see Note S to the Company's Consolidated Financial Statements. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note S to the Company's Consolidated Financial statements represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and liquids, including crude oil, condensate and natural gas liquids, that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

     The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 1999. Gross oil and gas wells include 10 with multiple completions. All of the wells are operated by the Company's oil and gas company partners. A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

                      Gross Wells       Net Wells
                      -----------       ---------
Oil                       54              12.74
Gas                      124              34.28

     The following table sets forth the number of net wells drilled in the last three fiscal years in which the Company participated.

                              Exploratory                           Development
                      --------------------------------      --------------------------------
                       Productive        Dry    Total        Productive     Dry       Total

1999
Texas                       1.14         .28     1.42            1.09         -        1.09
Louisiana                    .52           -      .52               -         -           -
California                   .30           -      .30               -         -           -

1998
Texas                        .57        1.68     2.25            1.10         -        1.10
Mississippi                 1.00        1.00     2.00               -         -           -
Louisiana                   1.50        1.75     3.25             .66       .33         .99
California                   .15         .15      .30               -         -           -
Arkansas                       -         .13      .13               -         -           -
Michigan                       -         .25      .25               -         -           -

1997
Texas                       5.29        4.05     9.34            1.88       .52        2.40
Mississippi                 2.64        2.00     4.64            1.24         -        1.24
Louisiana                   2.35        1.05     3.40            1.05         -        1.05

     As of December 31, 1999, the Company was participating in the drilling of 1 gross and .25 net wells.

     The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1999. The table does not include additional acreage, which the Company may earn upon completion of pending 3D seismic data projects. "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

                       Developed Acres              Undeveloped Acres
                 ----------------------------  -----------------------------
                    Gross            Net          Gross            Net
                 -------------   ------------  -------------   -------------

California                240             36        130,650          39,353
Texas                  23,186         10,405         86,730          23,597
Louisiana               6,864          1,446         67,300          20,411
Mississippi             4,100          1,321         28,376          11,350
Michigan                  260            130          3,300           1,100
Alabama                   160              5          1,516             270
                 -------------   ------------  -------------   -------------
Total                  34,810         13,343        317,872          96,081
                 =============   ============  =============   =============


     The following table describes for each of the last three fiscal years, crude oil (including condensate and natural gas liquids) and natural gas production for the Company, average production costs and average sales prices. All such production comes from the U.S. Gulf Coast region. The Company has not filed any different estimates of its December 31, 1999 reserves with any federal agencies.

                           Net Production                       Average Sales Price
                        ---------------------    Average      -------------------------
      Year Ended           Oil       Gas        Production        Oil          Gas
     December 31,        (Mbbls)    (Mmcf)    Cost per Mcfe      (Bbls)       (Mcf)
     ------------        -------    ------    -------------      ------       -----

         1999                346     5,693         $.61          $16.35        $2.28
         1998                386     6,216          .55           11.78         2.27
         1997                420     6,926          .55           16.83         2.63

     The amounts in 1997 include 56,000 barrels and 1,795 million cubic feet delivered under the terms of a volumetric production payment agreement effective July 1, 1996 at an average price of $14.04 per barrel and $1.84 per mcf.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 1999 and 1998 as reported by the New York Stock Exchange.

                                             1999                               1998
                                -------------------------------    -------------------------------
                                    High              Low              High              Low
                                -------------     -------------    -------------     -------------
  First Quarter               $     15.25       $       9.31     $      17.25      $      13.19
  Second Quarter                    18.13              12.38            19.31             14.69
  Third Quarter                     16.50               9.56            17.25              8.69
  Fourth Quarter                    10.19               5.50            16.00              9.56

     On March 27, 2000, the closing price for the Common Stock was $8.125. To the best of the Company's knowledge, there are approximately 1,006 record holders of the Company's Common Stock as of March 27, 2000.

Dividend Policy

     The Company did not pay cash dividends during 1998 or 1999, and it intends to retain future earnings in order to provide funds for use in the operation and expansion of its business. Because the payment of dividends is dependent upon earnings, capital requirements, financial conditions, any required consents of lenders and other factors, there is no assurance that dividends, whether in the form of stock or cash, will be paid in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

     The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.

                                                                       Year Ended December 31,
                                         -----------------------------------------------------------------------------------
Statement of Operations Data:               1999              1998              1997             1996               1995
                                         -----------       -----------       -----------      ------------       -----------

Revenue                                $     128,707      $   144,857       $    127,556     $     106,002      $     74,439

Expenses and costs:
   Depreciation, depletion and
     amortization                             59,624           69,890             49,679            39,249            26,872
   Impairment of oil and gas
     properties                                    -                -              9,560                 -                 -
   Cost of sales                               5,016            4,874             17,953            19,402            13,071
   Selling, general and
     administrative                           28,587           26,599             23,043            19,165            15,393
                                         -----------       -----------       -----------      ------------       -----------
                                              93,227          101,363            100,235            77,816            55,336
                                         -----------       -----------       -----------      ------------       -----------

Income from operations                        35,480            43,494            27,321            28,186            19,103

Interest expense, net                       (11,077)            (5,540)           (3,554)           (2,900)           (3,078)
Equity in earnings (loss) of
   affiliate                                    (91)               222               146              (186)               -
Impairment due to dividend
distribution of affiliate stock              (7,794)                 -                 -                 -                 -
Gain on sale of subsidiary
   stock                                           -                 -            18,449                 -                 -
Increase (decrease) in under-
   lying equity of affiliate                       -              (193)          10,750                  -                 -
Extinguishment of volumetric
   production payment                              -                 -            (4,133)                -                 -
                                         -----------       -----------       -----------      ------------       -----------

Income from continuing
   operations before provision
   for income taxes                           16,518            37,983            48,979            25,100            16,025

Provision for income taxes                     7,138            13,623            17,422             8,863             5,898
                                         ------------       -----------       -----------      ------------       -----------
Income from continuing
   operations                                  9,380            24,360            31,557            16,237            10,127

Loss from discontinued
   operations, net of tax                          -                 -                 -              (988)           (1,196)
Loss on disposal of
   discontinued operations,
   net of tax                                      -                 -                 -                 -              (252)
                                         ------------       -----------       -----------      ------------       -----------

Net income                             $       9,380      $     24,360      $     31,557     $      15,249      $      8,679
                                         ============       ===========       ===========      ============       ===========

                                                                       Year Ended December 31,
                                         ------------------------------------------------------------------------------------
Statement of Operations Data:               1999               1998              1997             1996               1995
                                         ------------       -----------       -----------      ------------       -----------

Earnings per share: (1)
   Basic:
   Income from continuing
     operations                        $         .39      $       1.07      $       1.48     $         .83      $        .55
   Discontinued operations                         -                 -                 -              (.05 )            (.08 )
                                         ------------       -----------       -----------      ------------       -----------
   Net income                          $         .39      $       1.07      $       1.48     $         .78      $        .47
                                         ============       ===========       ===========      ============       ===========

   Diluted:
   Income from continuing
     operations                        $         .39      $       1.05      $       1.43     $         .79      $        .49
   Discontinued operations                         -                 -                 -              (.05 )            (.07 )
                                         ------------       -----------       -----------      ------------       -----------
   Net income                          $         .39      $       1.05      $       1.43     $         .74      $        .42
                                         ============       ===========       ===========      ============       ===========

Weighted average shares: (1)
   - Basic                                    23,863            22,720            21,380            19,646            18,408
   - Diluted                                  24,063            23,124            22,050            20,660            20,976


                                                                         As of December 31,
                                         ------------------------------------------------------------------------------------
Balance Sheet Data:                         1999               1998              1997             1996               1995
                                         ------------       -----------       -----------      ------------       -----------

Data bank, net                         $     329,885      $    262,950      $    180,936     $     126,998      $    105,369

Oil and gas properties, net                  150,167           148,977           112,915            86,572            42,424

Total assets                                 555,919           495,767           365,682           294,679           209,567

Total debt                                   225,223           150,690            90,566            86,488            61,283

Stockholders' equity                         243,024           237,587           207,273           155,641           120,378

Stockholders' equity per
   common share outstanding
   at December 31                      $       10.30      $      10.05      $       9.26     $        7.51      $       6.38

Common shares outstanding at
   December 31 (1)<F1> (2)<F2>                23,605            23,629            22,373            20,724            18,873

(1)<F1> All number of shares and per share amounts has been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend in December 1997.

(2)<F2>  Net of treasury shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The  following  table  sets  forth  selected   financial   information  (in
thousands) for the periods indicated, and should be read in conjunction with the discussion of Results of Operations below.

                                                                           1999                1998                1997
                                                                       -------------       -------------       -------------
Seismic:
   Revenue                                                           $      109,671      $      125,863      $       85,560
   Amortization                                                              49,375              57,117              35,163
   Cost of sales                                                                296                 191                 394

Oil and Gas:
   Revenue                                                                   19,036              18,994              25,680
   Depletion                                                                  9,093              11,872              12,666
   Impairment of oil and gas properties                                           -                   -               9,560
   Cost of sales                                                              4,720               4,683               5,168

Geophysical Services:
   Revenue                                                                        -                   -              16,316
   Depreciation                                                                   -                   -                 983
   Cost of sales                                                                  -                   -              12,391

Other depreciation                                                            1,156                 901                 867
Selling, general and administrative                                          28,587              26,599              23,043
Net interest expense                                                         11,077               5,540               3,554
Equity in earnings (loss) of affiliate                                         (91)                 222                 146
                                                                       -------------       -------------       -------------

Income before provision for income
   taxes and special items (1)<F1>                                           24,312              38,176              23,913

Provision for income taxes                                                    9,866              13,692               8,498
                                                                       -------------       -------------       -------------

Income before special items (1)<F1>                                  $       14,446      $       24,484      $       15,415
                                                                       =============       =============       =============
Net income                                                           $        9,380      $       24,360      $       31,557
                                                                       =============       =============       =============
----------------------------------

         (1)<F1> Special items for the year ended December 31, 1999, include a pre-tax loss of $7,794,000 related to an impairment due to the dividend distribution of affiliate stock. Special items for the year ended December 31, 1998 include a pre-tax loss of $193,000 related to the decrease in the underlying equity of an affiliate. Special items for the year ended December 31, 1997 include a pre-tax gain of $29,199,000 related to the spin-off of the Company's seismic acquisition crew subsidiary and a pre-tax loss of $4,133,000 related to the extinguishment of the Company's volumetric production payment.

Results of Operations

     Seismic

     Most oil and gas companies consider seismic data an essential tool to generate and delineate drilling prospects for the oil and gas industry. Oil and gas companies are increasingly using seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. By properly utilizing seismic data, oil and gas companies can significantly increase drilling success rates and reduce the occurrence of dry holes. By participating in multi-client surveys, oil and gas companies can share the cost of expensive surveys that they could not otherwise afford. Further, seismic can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent.

     The Company generates seismic revenue by licensing data from our existing data library and creating new data for customers. Revenue from the marketing of seismic data was $109,671,000, $125,863,000 and $85,560,000 during 1999, 1998 and 1997, respectively. In May 1999, the Company made a management decision to focus its marketing team on licensing of existing data ("library sales") that would generate cash flow. Library sales in 1999 increased to the record level of $63,058,000, an increase of 36% over the previous record year of $46,359,000 in 1998. The Company's decision to reduce data creation in 1999 caused total seismic revenue to be lower than 1998 levels, but also reduced capital expenditures, producing solid financial results under difficult industry conditions. In 1998, the increase in seismic revenue from 1997 levels was primarily attributable to increased efforts and investment in the creation of new seismic data. In February 1999, the Company acquired substantially all of the seismic assets of Amoco Canada, making Seitel, Inc. the largest seismic data library company in North America.

     As witnessed by the strength of the Company's library sales in 1999, demand for its seismic data continues to be strong despite the uncertainty surrounding oil and gas prices. Furthermore, demand for its 2D data continues to be strong, with 1999 sales levels increasing over 1998 levels. The first three months of 2000 have produced higher than expected commodity prices which is expected to generate strong cash flow for the oil and gas industry and lead to rising levels of capital expenditures. This scenario should lead to improving demand for Seitel, Inc. products and services, including our library data and new data creation.

     Data bank amortization amounted to $49,375,000, $57,117,000 and $35,163,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 46%, 46% and 42% for 1999, 1998 and 1997, respectively. These changes between years are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue. For a discussion of the Company's accounting policy related to seismic data amortization refer to Note A of the Company's Consolidated Financial Statements.

     The Company's (and its industry's) seismic revenue trends are evaluated and results are used in estimating future revenue expected to be received on its seismic data. When economic conditions indicate, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and liquidity and operating results to decline. If the Company perceives an impairment in value due to reduced, or a lack of, estimated future revenue, a write-down of the asset is recognized. In periods of upturn, the opposite may occur, except, however, the prior write-downs are not reversed. Management believes that the economic outlook for the Company's seismic business is stable and the possibility for significant improvement exists.

     Oil and Gas

     Net volume and price information for the Company's oil and gas production for the years ended December 31, 1999, 1998 and 1997 is summarized in the following table (amounts include deliveries made under the terms of a volumetric production payment agreement effective from July 1, 1996 to June 30, 1997):

                                                                        Year Ended December 31,
                                                             -----------------------------------------------
                                                                1999              1998              1997
                                                             -----------       -----------       -----------
Natural gas volumes (mmcf)                                        5,693             6,216             6,926
Average natural gas price ($/mcf)                          $       2.28      $       2.27      $       2.63
Crude oil/condensate volumes (mbbl)                                 346               386               420
Average crude oil/condensate price ($/bbl)                 $      16.35      $      11.78      $      16.83

     Oil and gas revenue was  $19,036,000,  $18,994,000 and  $25,680,000  during
1999, 1998 and 1997, respectively. The increase in oil and gas revenue from 1998 to 1999 was primarily attributable to higher average oil prices received by the Company offset by lower oil and gas production. The decline in oil and gas production between 1998 and 1999 was primarily due to normal production declines experienced on several of the Company's older wells. Additionally, in July 1999, the Company sold its interest in 11 oil and gas wells, five of which were producing. The decrease in oil and gas revenue from 1997 to 1998 was primarily due to lower realized commodity prices along with lower natural gas production. The production decline from several of the Company's shallow short-lived producing properties had not yet been offset by production from new wells. Several wells with high initial flow rates experienced production declines earlier and greater than was expected. Additionally, some development wells were not drilled in the time frame anticipated by the Company as a result of some of its partners delaying plans to drill these wells due to lower commodity prices, reallocation of budget funds and consolidations within the industry.

     Depletion of oil and gas properties, excluding the impairment in 1997 discussed below, was $9,093,000, $11,872,000 and $12,666,000 for the years ended December 31, 1999, 1998 and 1997, respectively, which amounted to $1.17, $1.39 and $1.34, respectively, per mcfe of gas produced during such periods. The rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs.

     At December 31, 1997, the Company recorded a non-cash impairment of oil and gas properties totaling $9,560,000 ($6,160,000, net of taxes) based on its December 31, 1997, estimated proved reserves valued at March 18, 1998 market prices. The impairment was primarily due to substantially lower commodity prices.

     Oil and gas production costs amounted to $.61, $.55, and $.55 per mcfe of gas produced during 1999, 1998 and 1997, respectively. The increase in the rate from 1998 to 1999 is primarily attributable to an increase in compression costs for the Company's East Texas Smackover properties.

     Geophysical Services

     The Company completed an initial public offering of Eagle Geophysical, Inc. ("Eagle"), its former seismic acquisition crew subsidiary, in August 1997. Consequently, the Company had no operations from geophysical services in 1998 or 1999.

     Corporate and Other

     The Company's selling, general and administrative expenses were $28,587,000 in 1999, $26,599,000 in 1998 and $23,043,000 in 1997. The increase from 1998 to
1999 was primarily due to legal and other non-recurring expenses incurred during 1999 and an increase in costs resulting from the Company's expansion in Canada. These increases were partially offset by a reduction of variable expenses, including commissions on revenue and compensation tied to pre-tax profits. The increase from 1997 to 1998 was primarily a result of variable expenses, including commissions on revenue and compensation tied to pre-tax profits, related to the increased volume of business. As a percentage of total revenue, these expenses were 22% in 1999 and 18% in 1998 and 1997.

     The Company's interest expense was $11,791,000 in 1999, $5,963,000 in 1998 and $4,609,000 in 1997. The increase between 1998 and 1999 was primarily due to the addition of $138 million of senior notes on February 12, 1999 at an average interest rate of 7.3% partially offset by lower interest expense on the Company's revolving line of credit due to lower amounts being borrowed throughout 1999. The increase from 1997 to 1998 was primarily due to increased borrowings made under the Company's revolving line of credit during 1998.

     Interest  income was $714,000 in 1999,  $423,000 in 1998 and  $1,055,000 in
1997. The increase from 1998 to 1999 was primarily attributable to interest income received on the notes receivable from officers and employees entered into in October 1998. The decrease between 1997 to 1998 was primarily due to the fluctuations in cash balances available for investment.

     On August 11, 1997, Eagle completed an initial public offering in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. The Company received net proceeds of $29,723,000 from its participation in the offering, resulting in a pre-tax gain, net of costs, of $18,449,000 from its sale of Eagle stock in 1997. Additionally, the Company recorded a pre-tax gain, net of costs, of $10,750,000 in 1997, representing an increase in the Company's underlying equity of Eagle as a result of Eagle's issuance of stock in connection with the offering. In 1998, Eagle issued stock in connection with two acquisitions, which caused the Company to record a pre-tax loss of $193,000. The Company's equity in earnings (loss) of Eagle was $146,000 for the period from August 11, 1997 to December 31, 1997, $222,000 for the year ended December 31, 1998 and $(91,000) for the year ended December 31, 1999.

     On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of the remaining 1,520,000 shares of the common stock of Eagle owned by the Company. The fair market value of the common stock of Eagle held by the Company on the date the dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the year ended December 31, 1999.

     The Company entered into an agreement, which was effective July 1, 1997, to extinguish its volumetric production payment. The cost to acquire the production payment liability exceeded its book value. As a result of this transaction, the Company recorded a pre-tax loss of $4,133,000 in 1997.

     The Company's effective income tax rate on income before provision for income taxes and special items was 40.6%, 35.9% and 35.5% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the effective income tax rate from 1998 to 1999 was primarily a result of Canadian operations, which are taxed at a higher rate than the U.S. rate, representing a larger percentage of pre-tax profits than in prior years.

Liquidity and Capital Resources

     The Company's cash flow from operations was $74,494,000, $97,493,000 and $76,161,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease from 1998 to 1999 was primarily attributable to (i) a decrease in cash received from customers due to the decrease in revenue in 1999, (ii) an increase in payments to suppliers in 1999 and (iii) an increase in interest expense paid due to the issuance of $138 million senior notes in 1999. The increase from 1997 to 1998 was primarily due to (i) an increase in cash received from customers due to higher revenue in 1998 and (ii) a decrease in cash paid to suppliers and employees due to lower cost of sales incurred in 1998 resulting from the 1997 spin-off of the Company's crew subsidiary and increased payable balances at December 31, 1998.

     The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1 1/2%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. Certain restrictions exist that limit the amount of borrowing that the Company can make under this facility. The balance outstanding on the revolving line of credit at March 27, 2000 was $37 million bearing an average interest rate of 6.89%.

     On November 9, 1999, the Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into revolving credit facilities which allow it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. Olympic did not have any amounts outstanding under this line of credit at December 31, 1999, or at March 27, 2000. Olympic is not a party to any of the debt held by Seitel, Inc.

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on all series of the notes is payable semi-annually on February 15 and August 15. The Company used a majority of the proceeds to repay amounts outstanding under its revolving lines of credit and the remainder for capital expenditures.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. As of March 27, 2000, the balance outstanding on the Series A, B, and C Notes was $46,667,000.

     The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock and
(iii) common stock, or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective "shelf" registration statement filed with the SEC. In addition, under another effective "shelf" registration statement filed with the SEC, the Company may offer up to an aggregate of $200,000,000 of the following securities, in any combination, from time to time in one or more series: (i) unsecured debt securities, which may be senior or unsubordinated;
(ii) preferred stock; (iii) common stock, and (iv) trust preferred securities.

     From January 1, 1999, through March 27, 2000, the Company received $5,317,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $620,000 in tax savings.

     On July 26, 1999, the Company's wholly-owned subsidiary, DDD Energy, sold its 18.75% working interest in 11 oil and gas wells, one salt water disposal well and approximately 16,000 acres of leasehold and options to lease for net proceeds of approximately $11.7 million.

     In November 1999, the Company's 19% owned subsidiary, Vision Energy, filed a registration statement with the SEC to accomplish the spin-off of DDD Energy through an initial public offering. In the proposed offering, Vision Energy would acquire all of the stock of DDD Energy from the Company in exchange for the issuance of shares of Vision Energy stock to the Company, and the Company would sell most of these Vision Energy shares in the public offering for cash. Completion of the offering is expected to occur during the second or third quarter of 2000; however, its completion is dependent upon market conditions and other factors. As of December 31, 1999, the Company had incurred costs relating to this offering totaling $757,000 which are included in prepaid expenses in the Company's balance sheet as of December 31, 1999. The Company continues to explore opportunities to maximize the value of DDD Energy. The Company intends to use the cash proceeds from this spin-off of DDD Energy to reduce debt and provide funds for seismic data bank capital expenditures.

     During November and December 1999, the Company repurchased 504,700 shares of its common stock in the open market at a cost of $3,302,000, pursuant to a stock repurchase program authorized by the Board of Directors in 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock. As of March 27, 2000, the Company has repurchased 679,700 shares of its common stock at a cost of $6,275,000 under this plan.

     During 1999, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $116,343,000 and $21,939,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the sale of oil and gas properties, proceeds from the exercise of common stock purchase warrants and options, borrowings under the Company's revolving line of credit and proceeds from the issuance of senior notes.

     Currently, the Company anticipates capital expenditures to total approximately $70 million for seismic data bank additions during fiscal 2000 and approximately $11 million for oil and gas exploration and development efforts during the first half of 2000. If the proposed spin-off of DDD Energy has not been completed by the end of the second quarter, oil and gas exploration and development capital expenditures are expected to be $9 million for the second half of 2000. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2000 capital expenditures, along with expenditures for operating and general and administrative expenses. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2000, the Company could arrange for additional debt or equity financing during 2000; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources. Upon consummation of the proposed spin-off of DDD Energy, proceeds from such offering would be used to reduce debt and provide funds for additional seismic data bank capital expenditures.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is required to be adopted on January 1, 2001, although earlier adoption is permitted. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The Company has not yet quantified the impact of adopting SFAS No. 133. However, management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

Year 2000

     The Company did not experience any significant operational difficulties or incur any significant expenses in connection with the Year 2000 issue. The Company will continue to monitor all critical systems for any incidents of delayed complications or disruptions and problems encountered through third parties with whom the Company deals so that they may be timely addressed.

Impact of Inflation and Changing Prices

     The general availability of seismic equipment and crews and the level of exploration activity in the oil and gas industry directly affect the cost of creating seismic data. The pricing of the Company's products and services is primarily a function of these factors. For these reasons, the Company does not believe inflationary trends have had any significant impact on its financial operating results during the three years ended December 31, 1999.

Information Regarding Forward Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements. See Item 1 - Business-Risk Factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Commodity Price Risk

     The Company produces and sells natural gas, crude oil, condensate and natural gas liquids. The Company currently sells most of its oil and gas production under price sensitive or market contracts. As a result, the Company's financial results can be significantly affected as oil and gas prices fluctuate. The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. However, these contracts also limit the benefits the Company would realize if prices increase. These financial instruments are designated as hedges and accounted for on the accrual basis, recognizing gains and losses in oil and gas production revenues when the associated production occurs. These contracts usually are placed with major derivative dealers that the Company believes are minimal credit risks. The Company defers and recognizes in income the net gains and losses on natural gas swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, when the associated hedged gas is produced.

     During 1998, the Company recognized net hedging gains of $653,000. As of December 31, 1998, the Company did not have any open commodity price hedges. During 1999, the Company entered into natural gas swaps in order to hedge a portion of anticipated natural gas production. During 1999, the Company recognized net hedging losses of $308,000. As of December 31, 1999, the Company had open commodity price hedges totaling 2,285,000 MMBtu at an average price of
2.51 per MMBtu. The estimated fair value of these open commodity price hedges as of December 31, 1999 was $(377,000). The Company continually reviews and may alter its hedged positions. The Company's strategy is to seek arrangements with guaranteed minimum prices and flexibility to participate in improving commodity prices.

     As of December 31, 1999, the Company had the following hedges in place:

                                           Volume Per
                                             Month           Hedge Price
Month                                       (MMBtu)           ($/MMBtu)
-------------------------------------    ---------------    ---------------

January 2000                                 310,000            $2.51
February 2000                                290,000             2.51
March 2000                                   310,000             2.51
April 2000                                   300,000             2.51
May 2000                                     310,000             2.51
June 2000                                    300,000             2.51
July 2000                                    310,000             2.51
August 2000                                  155,000             2.57
                                         ---------------

         Total volume hedged               2,285,000
                                         ===============


Interest Rate Risk

     The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1999:

                                                                                             THERE-                   FAIR
                                  2000        2001        2002       2003        2004        AFTER       TOTAL       VALUE
                                 --------    --------    --------   --------    --------    --------    --------    ---------
Liabilities - Long-Term Debt:
   Variable Rate               $       -   $  40,500   $       -  $       -   $       -   $       -   $  40,500   $   40,500
   Average Interest Rate               -       7.22%           -          -           -           -       7.22%            -

   Fixed Rate                  $  18,378   $  18,333   $  10,000  $       -   $  32,500   $ 105,500   $ 184,711   $  182,656
   Average Interest Rate           7.25%       7.25%       7.31%          -       7.13%       7.34%       7.28%            -

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 2000 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this Report                           Page

          (1)  Financial Statements:

               Report of Independent Public Accountants                     F-1
               Consolidated Balance Sheets as of December 31, 1999
                  and 1998                                                  F-2
               Consolidated Statements of Operations for the
                  years ended December 31, 1999, 1998, and 1997             F-4
               Consolidated Statements of Stockholders' Equity for
                  the years ended December 31, 1999, 1998 and 1997          F-5
               Consolidated Statements of Cash Flows for the years
                  ended December 31, 1999, 1998 and 1997                    F-6
               Notes to Consolidated Financial Statements                   F-8

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

               3.6 Amendment to Certificate of Incorporation filed November 21, 1997 (22)

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

               4.3 Form of Promissory Note for Employee Stock Purchase dated July 21, 1992 (10)

               4.4 Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992 (10)

               4.5 Form of Pledge for Employee Stock Purchase dated July 21, 1992 (10)

               4.6 Form of Warrant Certificate granted under the 1994 Warrant Plans (14)

               4.7 Form of Warrant Certificate granted under the 1995 Warrant Reload Plan (16)

               4.8 Form of Executive Warrant Certificate granted to certain employees of the Company in November
                            1997 and expiring in November 2002 (22)

               4.9 Form of Bonus Warrant Certificate granted to an employee of the Company in November 1997 and expiring in November 2002
                    (22)

               4.10 Form of Departure  Warrant  granted to certain  employees of the Company in August 1997 (24)

               4.11 Form of  Employment  Warrant  granted to an  employee of the
                    Company in April 1998 and expiring in April 2008 (24)

               4.12 Form of  Employment  Warrant  granted to an  employee of the
                    Company in April 1998 and expiring in April 2008 (24)

               4.13 Amended and Restated 1998 Employee Stock Purchase Plan (27)

               10.1 Incentive Stock Option Plan of the Company (1)

               10.2 Non-Qualified Stock Option Plan of the Company (1)

               10.3 1993 Incentive Stock Option Plan of the Company (11)

               10.4 Amendment  No. 1 to the Seitel,  Inc. 1993  Incentive  Stock
                    Option Plan (15)

               10.5 Statement of Amendments  effective November 29, 1995, to the
                    Seitel, Inc. 1993 Incentive Stock Option Plan (18)

               10.6 Statement of  Amendments  effective  April 22, 1996,  to the
                    Seitel, Inc. 1993 Incentive Stock Option Plan (18)

               10.7 Amendment to the Seitel,  Inc. 1993  Incentive  Stock Option
                    Plan effective December 31, 1996 (20)

               10.8 Amendment to Limit Options  Granted to a Single  Participant
                    under the Seitel, Inc. 1993 Incentive Stock Option Plan (22)

               10.9 Amendment  to  Increase  Number  of  Shares   Available  for
                    Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan (22)

              10.10 Non-Employee  Directors'  Stock  Option  Plan of the Company
                    (13)

              10.11 Amendment to the Seitel, Inc. Non-Employee  Directors' Stock
                    Option Plan effective December 31, 1996 (20)

              10.12 Seitel, Inc.  Non-Employee  Directors' Deferred Compensation
                    Plan (18)

              10.13  Non-Employee Directors' Retirement Plan (27)

              10.14 Seitel,  Inc.  Amended and Restated 1995 Warrant Reload Plan
                    (19)

              10.15 Amendment  to the Seitel,  Inc.  Amended and  Restated  1995
                    Warrant Reload Plan effective December 31, 1996 (20)

              10.16 Memorandum of Understanding between the Company and Triangle
                    Geophysical Company dated as of June 7, 1984 (1)

              10.17 Lease Agreement by and between the Company and  Commonwealth
                    Computer Advisors, Inc. (2)

              10.18 The Company's 401(k) Plan adopted January 1, 1998 (22)

              10.19 Executive  Services  Agreement  dated April 3, 1990  between the Company and Helm Resources, Inc. (7)

              10.20 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Paul A. Frame, Jr.
                            (9)

              10.21 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998  between the Company and Paul A. Frame,  Jr.
                    (22) 10.22 Employment Agreement effective as of January 1, 1991 between the Company and Horace A. Calvert (9)

              10.23 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998  between the  Company and Horace A.  Calvert
                    (22)

              10.24 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and Herbert M. Pearlman (9)

              10.25 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and Herbert M.  Pearlman
                    (22)

              10.26 Employment   Agreement  effective  as  of  January  1,  1991
                    between the Company and David S. Lawi (9)

              10.27 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and David S. Lawi (22)

              10.28 Employment   Agreement  effective  as  of  January  1,  1993
                    between the Company and Debra D. Valice (12)

              10.29 Amendment  to  Employment  Agreement  dated  effective as of
                    January 1, 1998 between the Company and Debra D. Valice (22)

              10.30 Amendment  to  Employment  Agreement  dated  effective as of
                    June 10, 1998 between the Company and Debra D. Valice (23)

              10.31 Joint Venture  Agreement  dated April 5, 1990 by and between
                    Seitel Offshore Corp., a wholly-owned subsidiary of the Company, and Digicon Data Inc., a wholly-owned subsidiary of Digicon Geophysical Corp. (6)

              10.32 Revolving  Credit Agreement dated as of July 22, 1996, among
                    Seitel, Inc. and The First National Bank of Chicago (18)

              10.33 First Amendment to Seitel,  Inc.  Revolving Credit Agreement
                    dated as of August 30, 1996 among the Company and The First National Bank of Chicago (19)

              10.34 Second  Amendment to Revolving  Credit Agreement dated as of
                    July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (21)

              10.35 Ratable  Note in the  amount of  $20,000,000  among  Seitel,
                    Inc. and Bank One, Texas, N.A. dated as
                            of May 1, 1997 (21)

              10.36 Ratable  Note in the  amount of  $30,000,000  among  Seitel,
                    Inc. and The First National Bank of
                            Chicago dated as of May 1, 1997 (21)

              10.37 Third  Amendment to Revolving  Credit  Agreement dated as of
                    March 16, 1998 among Seitel, Inc. and The First National Bank of Chicago (22)

              10.38 Ratable  Note in the  amount of  $40,000,000  among  Seitel,
                    Inc. and The First National Bank of Chicago dated March 16, 1998 (22)

              10.39 Ratable  Note in the  amount of  $35,000,000  among  Seitel,
                    Inc. and Bank One,  Texas,  N.A.  dated as of March 16, 1998
                    (22)

              10.40 Amendment No. 4, dated as of August 10, 1999,  among Seitel,
                    Inc., a Delaware Corporation; the Lenders executing this Agreement and the First National Bank of Chicago, as Agent for the Lenders (27)

              10.41 Incentive Compensation Agreement (10)

              10.42 Terms  Agreement  dated July 28,  1994,  between the Company and Bear, Stearns & Co., Inc. (13)

              10.43 Note  Purchase  Agreement  dated as of  December  28,  1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers (17)

              10.44 First  Amendment  to Note  Purchase  Agreement  dated  as of
                    February 12, 1999 between the Company and Senior Noteholders as of December 28, 1995 (26)

              10.45 Second  Amendment,  dated  as  of  July  14,  1999,  to  the
                    Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (27)

              10.46 Third  Amendment,  dated as of  November  22,  1999,  to the
                    Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders*

              10.47 Revolving  Credit  Agreement  dated as of December 11, 1998, between the Company and Suntrust Bank, Atlanta (25)

              10.48 Note  Purchase  Agreement  dated as of  February  12,  1999, between the Company and the Series D Purchasers, the Series E Purchasers and the Series F Purchasers (25)

              10.49 First Amendment,  dated as of July 14, 1999, to the Separate
                    Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (27)

              10.50 Second  Amendment,  dated as of November  22,  1999,  to the
                    Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders *

              10.51 Revolving  Credit  Agreement,  dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada *

              10.52 Amendment,  dated  as of  March 2,  2000,  to the  Revolving
                    Credit Agreement, dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada *

               21.1 Subsidiaries of the Registrant *

               23.1 Consent of Arthur Andersen LLP *

               23.2 Consent of Garb Grubbs Harris & Associates, Inc.*

          (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:

               NONE

               ------------------
               * Filed herewith


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

               (22) Incorporated by reference to the Company's  Annual Report on
                    Form 10-K for the year ended December 31, 1997.

               (23) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

               (24) Incorporated  by  reference  to the  Company's  Registration
                    Statement on Form S-8, No. 333-64557 as filed with the Securities and Exchange Commission on September 29, 1999.

               (25) Incorporated by reference to the Company's  Annual Report on
                    Form 10-K for the year ended December 31, 1998.

               (26) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

               (27) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SEITEL, INC.


                                     By: /s/ Paul A. Frame
                                         ---------------------------------------
                                             Paul A. Frame
                                             President

                                   Date:     March   29,  2000

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

       Signature                        Title                          Date
       ---------                        -----                          ----

/s/  Herbert M. Pearlman   Chairman of the Board of Directors   March  29,  2000
-------------------------
     Herbert M. Pearlman

/s/  Paul A. Frame         President and Chief Executive        March  29,  2000
-------------------------  Officer, Director
     Paul A. Frame

/s/  Horace A. Calvert     Executive Vice President and         March  29,  2000
-------------------------  Chief Operating Officer,
     Horace A. Calvert     Director

/s/  Debra D. Valice       Executive Vice President-Finance,    March  29,  2000
-------------------------  Chief Financial Officer,
     Debra D. Valice       Secretary and Treasurer, Director

/s/  David S. Lawi         Director                             March  29,  2000
-------------------------
     David S. Lawi

/s/  Walter M. Craig, Jr.  Director                             March  29,  2000
-------------------------
     Walter M. Craig, Jr.

/s/  William Lerner        Director                             March  29,  2000
-------------------------
     William Lerner

/s/  John Stieglitz        Director                             March  29,  2000
-------------------------
     John Stieglitz

/s/  Fred S. Zeidman       Director                             March  29,  2000
-------------------------
     Fred S. Zeidman

/s/  Marcia H. Kendrick    Chief Accounting Officer             March  29,  2000
-------------------------
     Marcia H. Kendrick

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Seitel, Inc.:

We have audited the accompanying consolidated balance sheets of Seitel, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP


Houston, Texas
February 25, 2000

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)



                                                                                   December 31,
                                                                          -----------------------------
                                                                             1999               1998
                                                                          ---------           ---------
ASSETS

Cash and equivalents                                                      $   5,188           $   3,161
Receivables
  Trade, less allowance for doubtful accounts of $1,183 and $936
    at December 31, 1999 and 1998, respectively                              62,240              59,244
  Notes and other                                                               436                 581

Data bank                                                                   629,380             513,037
  Less:  Accumulated amortization                                          (299,495)           (250,087)
                                                                          ---------           ---------
    Net data bank                                                           329,885             262,950

Property and equipment, at cost:
  Oil and gas properties, full-cost method of accounting,
    including $54,426 and $53,458 not being amortized at
    December 31, 1999 and 1998, respectively                                204,858             194,576
  Furniture, fixtures and other                                               7,343               6,237
                                                                          ---------           ---------
                                                                            212,201             200,813
  Less:  Accumulated depreciation, depletion and amortization               (59,614)            (49,542)
                                                                          ---------           ---------
    Net property and equipment                                              152,587             151,271

Investment in marketable securities                                             993                   -
Investment in affiliate                                                           -              15,544
Prepaid expenses, deferred charges and other assets                           4,590               3,016
                                                                          ---------           ---------

TOTAL ASSETS                                                              $ 555,919           $ 495,767
                                                                          =========           =========






















                   The accompanying notes are an integral part of these consolidated financial statements.
                                       F-2

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- continued
(In thousands, except share and per share amounts)

                                                                                    December 31,
                                                                            -----------------------------
                                                                              1999                1998
                                                                            ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                         $  35,497           $  58,956
   Accrued liabilities                                                         11,302               6,882
   Employee compensation payable                                                2,986               5,717
   Income taxes payable                                                           373               1,056
   Debt
     Senior Notes                                                             184,667              65,000
     Line of credit                                                            40,500              85,500
     Term loans                                                                    33                 172
   Obligations under capital leases                                                23                  18
   Contingent payables                                                            274                 274
   Deferred income taxes                                                       32,778              28,039
   Deferred revenue                                                             4,462               6,566
                                                                            ---------           ---------
 Total Liabilities                                                            312,895             258,180
                                                                            ---------           ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized 5,000,000
     shares; none issued                                                            -                   -
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding 24,285,795 and
     23,804,508 at December 31, 1999 and 1998, respectively                       243                 238
   Additional paid-in capital                                                 147,549             141,826
   Retained earnings                                                          110,117             107,102
   Treasury stock, 680,518 and 175,818 shares at cost at
     December 31,1999 and 1998, respectively                                   (6,279)             (2,977)
   Notes receivable from officers and employees                                (6,915)             (8,651)
   Accumulated other comprehensive income (loss)                               (1,691)                 49
                                                                            ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                    243,024             237,587
                                                                            ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 555,919           $ 495,767
                                                                            =========           =========

















                  The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       F-3

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                                       Year Ended December 31,
                                                                         -------------------------------------------------
                                                                           1999                1998                 1997
                                                                         ---------           ---------           ---------

REVENUE                                                                  $ 128,707           $ 144,857           $ 127,556

EXPENSES
   Depreciation, depletion and amortization                                 59,624              69,890              49,679
   Impairment of oil and gas properties                                          -                   -               9,560
   Cost of sales                                                             5,016               4,874              17,953
   Selling, general and administrative expenses                             28,587              26,599              23,043
                                                                         ---------           ---------           ---------
                                                                            93,227             101,363             100,235
                                                                         ---------           ---------           ---------

INCOME FROM OPERATIONS                                                      35,480              43,494              27,321

Interest expense                                                           (11,791)             (5,963)             (4,609)
Interest income                                                                714                 423               1,055
Equity in earnings (loss) of affiliate                                         (91)                222                 146
Impairment due to dividend distribution of
   affiliate stock                                                          (7,794)                  -                   -
Gain on sale of subsidiary stock                                                 -                   -              18,449
Increase (decrease) in underlying equity of affiliate                            -                (193)             10,750
Extinguishment of volumetric production payment                                  -                   -              (4,133)
                                                                         ---------           ---------           ---------

Income before provision for income taxes                                    16,518              37,983              48,979

Provision for income taxes                                                   7,138              13,623              17,422
                                                                         ---------           ---------           ---------

NET INCOME                                                               $   9,380           $  24,360           $  31,557
                                                                         =========           =========           =========

Earnings per share:
   Basic                                                                 $     .39           $    1.07           $    1.48
   Diluted                                                               $     .39           $    1.05           $    1.43

Weighted average number of common and common equivalent shares:
   Basic                                                                    23,863              22,720              21,380
                                                                         =========           =========           =========
   Diluted                                                                  24,063              23,124              22,050
                                                                         =========           =========           =========



















                  The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       F-4

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                       Notes
                                                                                                    Receivable   Accumulated
                             Compre-      Common Stock     Additional             Treasury Stock       from         Other
                             hensive   ------------------   Paid-In   Retained  -----------------   Officers &  Comprehensive
                              Income    Shares     Amount   Capital   Earnings   Shares    Amount    Employees     Income
                             --------  ---------   ------   --------   -------  --------   ------    --------    ----------

Balance, December 31, 1996             10,362,102 $   104   $105,544  $ 51,185      (409)$     (4) $   (1,205) $         17
   Net proceeds from
     issuance of common stock             912,472       8     17,318         -        -         -           -             -
   Two-for-one stock split             11,273,834     113       (113)        -      (409)       -           -             -
   Tax reduction from
     exercise
     of stock options                           -       -      5,657         -        -         -           -             -
   Treasury stock purchased                     -       -          -         -  (175,000)  (2,973)          -             -
   Payments received on
     notes receivable from
     officers and employees                     -       -          -         -        -         -          96             -
   Net income              $   31,557           -       -          -    31,557        -         -           -             -
   Foreign currency
     translation
     adjustments                  (31)          -       -          -         -        -         -           -           (31)
                             --------
   Comprehensive income    $   31,526
                             ========  ----------  ------   --------   -------  --------   ------    --------    ----------

Balance, December 31, 1997             22,548,408     225    128,406    82,742  (175,818)  (2,977)     (1,109)          (14)
   Net proceeds from
     issuance
     of common stock                      106,067       1        983         -        -         -           -             -
   Tax reduction from
     exercise
     of stock options                           -       -        344         -        -         -           -             -
   Sale of common stock to
     officers and employees               794,300       8      8,183         -        -         -      (8,191)            -
   Acquisition of oil and
     gas properties                       355,733       4      3,910         -        -         -           -             -
   Payments received on
     notes receivable from
     officers and employees                     -       -          -         -        -         -         649             -
   Net income              $   24,360           -       -          -    24,360        -         -           -             -
   Foreign currency
     translation
     adjustments                   63           -       -          -         -        -         -           -            63
                             --------
   Comprehensive income    $   24,423
                             ========  ----------  ------   --------   -------  --------   ------    --------    ----------

Balance, December 31, 1998             23,804,508     238    141,826   107,102  (175,818)  (2,977)     (8,651)           49
   Net proceeds from
     issuance
     of common stock                      481,287       5      5,126         -        -         -           -             -
   Tax reduction from
     exercise
     of stock options                           -       -        597         -        -         -           -             -
   Treasury stock purchased                     -       -          -         -  (504,700)  (3,302)          -             -
   Payments received on
     notes receivable from
     officers and employees                     -       -          -         -        -         -       1,736             -
   Distribution of Eagle
     Geophysical, Inc.
     shares                                     -       -          -    (6,365)       -         -           -             -
   Net income              $    9,380           -       -          -     9,380        -         -           -             -
   Foreign currency
     translation
     adjustments                 (695)          -       -          -         -        -         -           -          (695)
   Unrealized loss on
     marketable
     securities net of
     income
     tax benefit of $526       (1,045)          -       -          -         -        -         -           -        (1,045)
                             --------
   Comprehensive income    $    7,640
                             ========  ----------  ------   --------   -------  --------   ------    --------    ----------

Balance, December 31, 1999             24,285,795 $   243   $147,549  $110,117  (680,518)$ (6,279) $   (6,915) $     (1,691)
                                       ========== =======   ========   =======  ========   ======    ========    ==========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       F-5

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1999            1998            1997
                                                                         ----------       ---------      ----------
Cash flows from operating activities:
  Cash received from customers                                        $     117,085     $   128,747    $    123,795
  Cash paid to suppliers and employees                                      (32,534)        (22,549)        (41,652)
  Interest paid                                                              (8,926)         (5,792)         (4,584)
  Interest received                                                             623             398             955
  Income taxes paid                                                          (1,754)         (3,311)         (2,353)
                                                                         ----------       ---------      ----------
     Net cash provided by operating activities                               74,494          97,493          76,161
                                                                         ----------       ---------      ----------

Cash flows from investing activities:
  Cash invested in seismic data                                            (128,194)       (119,267)        (76,616)
  Cash invested in oil and gas properties                                   (27,857)        (40,929)        (55,480)
  Cash paid to acquire property and equipment                                (1,073)           (839)         (8,772)
  Net proceeds from sale of oil and gas properties                           11,657               -               -
  Cash from disposal of property and equipment                                    -              17              28
  Proceeds from sale of stock of subsidiary                                       -               -          29,723
  Costs related to sale of stock of subsidiary                                    -               -          (5,435)
  Cash received from affiliate for advances                                       -               -           2,094
  Collections on loans made                                                       -               -           5,415
  Investment in marketable securities                                        (3,043)              -               -
  Deferred offering costs                                                       (80)              -               -
                                                                         ----------       ---------      ----------
     Net cash used in investing activities                                 (148,590)       (161,018)       (109,043)
                                                                         ----------       ---------      ----------

Cash flows from financing activities:
  Borrowings under line of credit agreement                                  91,314         108,812          63,500
  Principal payments under line of credit
     agreement                                                             (136,314)        (38,312)        (48,500)
  Borrowings under term loans                                                     -               -           7,925
  Principal payments on term loans                                             (139)           (305)         (2,301)
  Principal payments under capital lease
     obligations                                                                (28)            (71)           (828)
  Proceeds from issuance of senior notes                                    138,000               -               -
  Principal payments under senior notes                                     (18,333)        (10,000)              -
  Proceeds from issuance of common stock                                      5,167           1,063          17,361
  Costs of debt and equity transactions                                      (1,571)            (79)            (35)
  Repurchase of common stock                                                 (3,302)              -          (2,735)
  Payments on notes receivable from officers
     and employees                                                            1,736             649              96
                                                                         ----------       ---------      ----------
     Net cash provided by financing activities                               76,530          61,757          34,483
                                                                         ----------       ---------      ----------

Effect of exchange rate changes                                                (407)             48             (60)
                                                                         ----------       ---------      ----------

Net increase (decrease) in cash and equivalents                               2,027          (1,720)          1,541

Cash and equivalents at beginning of period                                   3,161           4,881           3,340
                                                                         ----------       ---------      ----------

Cash and equivalents at end of period                                 $       5,188     $     3,161    $      4,881
                                                                         ==========       =========      ==========







                  The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       F-6

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--continued
(In thousands)

                                                                                     Year Ended December 31,
                                                                         ---------------------------------------------
                                                                            1999              1998             1997
                                                                         -----------       ----------       ----------

Reconciliation of net income to net cash provided by operating activities:

Net income                                                            $        9,380     $     24,360     $     31,557
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of subsidiary stock                                                -                -          (18,449)
   Decrease (increase) in underlying equity of affiliate                           -              193          (10,750)
   Extinguishment of volumetric production payment                                 -                -            4,133
   Impairment due to dividend distribution of affiliate
      stock                                                                    7,794                -                -
   Equity in loss (earnings) of affiliate                                         91             (222)            (146)
   Depreciation, depletion and amortization                                   59,624           69,890           62,293
   Deferred income tax provision                                               5,501            9,989            8,257
   Non-cash sales                                                             (6,522)          (1,140)               -
   Gain on sale of property and equipment                                          -              (32)             (16)
   Amortization of deferred revenue                                                -                -           (4,079)
   Increase in receivables, net                                               (2,851)         (14,706)          (3,544)
   Decrease (increase) in other assets                                           402             (314)            (849)
   Discount on note receivable                                                     -                -             (198)
   Increase in accounts payable and other liabilities                          1,075            9,475            7,952
                                                                         -----------       ----------       ----------
     Total adjustments                                                        65,114           73,133           44,604
                                                                         -----------       ----------       ----------

Net cash provided by operating activities                              $      74,494     $     97,493    $      76,161
                                                                         ===========       ==========       ==========





























                  The accompanying notes are an integral part
                   of these consolidated financial statements.
                                       F-7

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations: Seitel, Inc. (the "Company") is a leading diversified energy company providing seismic data and related geophysical services to the oil and gas industry and directly participating in exploration, development and ownership of natural gas and crude oil reserves. The majority of the Company's seismic surveys cover onshore and offshore the U.S. Gulf Coast region. The Company's oil and gas exploration, development and production activities are on properties located primarily in the onshore Gulf Coast areas of Texas, Louisiana, Alabama and Mississippi, as well as California and Arkansas.

         In the course of its operations, the Company is subject to certain risk factors, including, but not limited to, the following: competition, industry conditions, volatility of oil and gas prices, operating risks, dependence of key personnel, geographic concentration of operations and compliance with governmental regulations.

         Use of Estimates: The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from estimates. Data bank amortization is determined using estimates of ultimate revenues from licensing of the seismic data. Refer to the data bank discussion below for additional information on data bank amortization. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves and the present value of estimated cash flows therefrom. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Refer to Note S, "Supplemental Oil and Gas Information" for additional information regarding the process of estimating proved oil and gas reserve quantities and related values.

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

         Data Bank: Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 88%) of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. Management estimates that 90% of the costs incurred in the creation of seismic data is amortized within five years of such data becoming available for resale for two-dimensional seismic data and within seven years of such data becoming available for resale for three-dimensional seismic data. If anticipated sales fall below expectations, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or ten-year straight-line method. As of December 31, 1999, almost all (97%) of the net costs of the Company's data bank are expected to be fully amortized within 10 years from when such data becomes available for resale. On a periodic basis, the carrying value of seismic data is compared to its estimated future revenue and, if appropriate, is reduced to its estimated net realizable value. Net data bank at December 31, 1999 and 1998 was comprised of the following (in thousands):

                                                          December 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
2D data created by the Company                 $       11,475    $       14,269
3D data created by the Company                        279,577           230,163
Data purchased by the Company                          38,833            18,518
                                                 ------------      ------------
Net data bank                                  $      329,885    $      262,950
                                                 ============      ============

         Oil and Gas Properties: The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs, directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the years ended December 31, 1999, 1998 and 1997, exploration and development related overhead costs of $1,938,000, $1,795,000 and $1,431,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the years ended December 31, 1999, 1998 and 1997, interest costs of $3,101,000, $2,486,000 and
$2,105,000, respectively, have been capitalized to oil and gas properties.

         No gains or losses are recognized upon the sale of oil and gas properties unless a significant portion of the Company's proved oil and gas reserves are sold (generally greater than 25 percent). Instead, proceeds from the sale of oil and gas properties are accounted for as a reduction of capitalized costs. In July 1999, the Company sold its 18.75% working interest in 11 oil and gas wells, one salt water disposal well and approximately 16,000 acres of leasehold and options to lease for approximately $11.7 million, net of costs.

         Depreciation, depletion and amortization ("DD&A") expense is calculated quarterly using the units-of-production method based upon production and estimates of proved reserves. Estimated future development costs and site restoration, dismantlement and abandonment costs, net of salvage values, are included in the amortization base. Capitalized costs associated with the acquisition and evaluation of unproved properties and certain properties under development are not included in the amortization base until the properties associated with these costs are evaluated.

         Capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, are limited to the present value, discounted at 10 percent, of future net cash flows from estimated proved oil and gas reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, adjusted for the effects of related income taxes. If capitalized costs exceed this limit, the excess is charged to impairment of oil and gas properties. Based on the Company's December 31, 1997 estimated proved reserves valued at March 18, 1998 market prices, the Company recorded a non-cash impairment of oil and gas properties of $9,560,000 ($6,160,000 net of taxes) in 1997. At March 31, 1999, the Company's capitalized costs of oil and gas properties exceeded the limitation thereon based on quarter-end oil and gas prices; however, an impairment was not recorded at that time because price increases in April 1999 indicated that capitalized costs were not impaired. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur.

         Substantially all of the Company's exploration and development activities are conducted jointly with others and, accordingly, the Company's oil and gas property balance reflects only its proportionate interest in such activities.

         Other Property and Equipment: Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

         Marketable Equity Securities: The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income (loss) included in stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

         At December 31, 1999, unrealized losses on marketable securities were $1,571,000. The deferred tax benefit on this loss was $526,000 at December 31, 1999, resulting in a net charge of $1,045,000 to other comprehensive income.

         Debt Issue Costs: Debt issue costs related to the Company's Senior Notes and line of credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheet. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 1999 and 1998, unamortized debt issue costs were $1,762,000 and $532,000, respectively.

         Income Taxes: The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 1999, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $6,609,000.

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

         In certain cases, the Company grants seismic licenses to third parties for data to be used in their operations (not for resale) in exchange for exclusive ownership of seismic data from the third party. The Company recognizes revenue for the licenses granted and records a data library asset for the seismic data acquired. These transactions are accounted for as non-monetary exchanges and are valued at the fair market value of such licenses based on values realized in cash transactions with other parties for similar seismic data.

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

         Foreign Currency Translation: For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaling $455,000, $108,000 and $(87,000) for the years ended December 31, 1999, 1998 and 1997, respectively, are included in selling general and administrative expenses in the consolidated statements of operations.

         Use of Derivatives: The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. Such contracts usually are placed with major derivative dealers that the Company believes are minimal credit risks. The Company accounts for its derivative financial instruments using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on derivative financial instruments that are closed before the hedged production occurs are deferred until the production month originally hedged.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is required to be adopted on January 1, 2001, although earlier adoption is permitted. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The Company has not yet quantified the impact of adopting SFAS No. 133. However, management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

         Earnings per Share: In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted net income for the years 1999, 1998 and 1997 consist of the following (in thousands except per share amounts):

                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                            1999             1998             1997
                                                         ----------       ----------       ----------

Net income                                             $      9,380     $     24,360     $     31,557
                                                         ==========       ==========       ==========

Basic weighted average shares                                23,863           22,720           21,380
Effect of dilutive securities: (1)<F1>
   Options and warrants                                         200              404              670
                                                         ----------       ----------       ----------
Diluted weighted average shares                              24,063           23,124           22,050
                                                         ==========       ==========       ==========
Per share net income:
   Basic                                               $        .39     $       1.07     $       1.48
   Diluted                                             $        .39     $       1.05     $       1.43
-------------------

(1)<F1> A weighted average year-to-date number of options and warrants to purchase 5,517,000, 187,000 and 1,007,000 shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted per share net income because their exercise prices were greater than the average market price of the common shares.

         Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note H, "Stock Options and Warrants," for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock-Based Compensation" on the Company's results of operations in 1999, 1998 and 1997.

         Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of December 31, 1999 and 1998, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes and the term loans approximates $182,656,000 and $65,149,000 as of December 31, 1999 and 1998,
respectively. The book value of the Company's revolving line of credit approximates fair value due to the variable interest rates under the line.

         Impairment of Long-Lived Assets: In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. There were no such impairments recorded under SFAS No. 121 in 1999, 1998 or 1997.

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

         Comprehensive Income: In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income in the consolidated statements of stockholders' equity for the three years ended December 31, 1999. Accumulated other comprehensive income for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

         Allowance for Doubtful Accounts: Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                                                   December 31,
                                                                                       -----------------------------------
                                                                                           1999                   1998
                                                                                       ------------           ------------

Balance at beginning of period                                                       $          936         $          561
   Additions to costs and expenses                                                              365                    400
   Deductions for uncollectible receivables written off and recoveries                         (118)                   (25)
                                                                                       ------------           ------------
Balance at end of period                                                             $        1,183         $          936
                                                                                       ============           ============


NOTE B--INCOME TAXES

         The  provision   for  income  taxes  for  each of the three years ended
December 31, 1999, are comprised of the following (in thousands):

                                          1999            1998           1997
                                        ---------      ----------      ---------

  Current    - Federal                $     1,456    $      3,018    $     8,709
             - State                          156             165            314
             - Foreign                         25             451            142
                                        ---------      ----------      ---------
                                            1,637           3,634          9,165
                                        ---------      ----------      ---------

  Deferred   - Federal                      1,678           9,463          8,256
             - State                            -               -              1
             - Foreign                      3,823             526              -
                                        ---------      ----------      ---------
                                            5,501           9,989          8,257
                                        ---------      ----------      ---------

  Tax provision  -  Federal                 3,134          12,481         16,965
                 -  State                     156             165            315
                 -  Foreign                 3,848             977            142
                                        ---------      ----------      ---------
                                      $     7,138    $     13,623    $    17,422
                                        =========      ==========      =========

         The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

                                                   1999              1998           1997
                                                 --------           -------       --------

 Statutory Federal income tax                  $    5,781         $  13,294     $   17,143
 State income tax, less Federal benefit               101               107            206
 Tax difference on foreign earnings                   913               211              -
 Other, net                                           343                11             73
                                                 --------           -------       --------
 Income tax expense                            $    7,138         $  13,623     $   17,422
                                                 ========           =======       ========

         The components of the net deferred income tax liability reflected in the Company's consolidated balance sheets at December 31, 1999 and 1998 were as follows (in thousands):

                                                                          Deferred Tax Assets
                                                                     (Liabilities) at December 31,
                                                                  -----------------------------------
                                                                     1999                     1998
                                                                  ----------               ----------

Alternative minimum tax credit carryforward                     $      1,136             $      4,324
Partnership earnings                                                   1,243                      945
Canadian tax credits                                                   1,358                        -
Investment tax credits                                                    44                       44
Other                                                                  2,742                    1,407
                                                                  ----------               ----------
Total deferred tax assets                                              6,523                    6,720
Less:  Valuation allowance                                               (44)                     (44)
                                                                  ----------               ----------
  Deferred tax assets, net of
  valuation allowance                                                  6,479                    6,676
                                                                  ----------               ----------

Depreciation, depletion and amortization                             (34,256)                 (30,615)
Deferred revenue                                                      (3,168)                       -
Financial gain on sale of subsidiary stock                                 -                   (2,934)
Other                                                                 (1,833)                  (1,166)
                                                                  ----------
                                                                                           ----------
Total deferred tax liabilities                                       (39,257)                 (34,715)
                                                                  ----------               ----------

Net deferred tax liability                                      $    (32,778)            $    (28,039)
                                                                  ==========               ==========

         As of December 31,  1999,  the Company has an  alternative  minimum tax
(AMT) credit carryforward of approximately $1,136,000 which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period.

         In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 1999, 1998 and 1997, the Company received $597,000, $344,000 and $5,657,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

NOTE C--DEBT

         The following is a summary of the Company's debt at December 31, 1999 and 1998 (in thousands):

                                                                       December 31,
                                                               ---------------------------
                                                                  1999             1998
                                                               ----------       ----------
Senior notes, Series A, 7.17%, maturing in equal
     amounts of $8,333 through 2001                          $     16,667     $     25,000
Senior notes, Series B, 7.17%, maturing in equal
     amounts of $5,500 through 2002                                16,500           22,000
Senior notes, Series C, 7.48%, maturing in equal
     amounts of $4,500 through 2002                                13,500           18,000
Senior notes, Series D, 7.03%, maturing in 2004                    20,000                -
Senior notes, Series E, 7.28%, maturing in equal
     amounts of $12,500 beginning 2004
     through 2009                                                  75,000                -
Senior notes, Series F, 7.43%, maturing in 2009                    43,000                -
Parent revolving credit agreement, maturing
     in 2001 (average 7.22% at December 31,
     1999)                                                         40,500           66,500
Parent revolving credit agreement, cancelled
     in 1999                                                            -           19,000
Subsidiary revolving credit agreement                                   -                -
Term loans, 7.9%, maturing in varying
     amounts through 2000                                              33              172
                                                               ----------       ----------
                                                             $    225,200     $    150,672
                                                               ==========       ==========

         Senior Notes: The Company has issued six series of unsecured Senior Notes totaling $213 million through private placement. Interest on the Series A, B and C Senior Notes is payable semi-annually on June 30 and December 30 and interest on the Series D, E and F Senior Notes is payable semi-annually on February 15 and August 15. Accrued interest of $3,735,000 is included in accrued liabilities at December 31, 1999. At December 31, 1998, the Company did not have any accrued interest on the Senior Notes.

         Lines of Credit: The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1 1/2%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. Certain restrictions exist that limit the amount of borrowings that the Company can make under the credit facility.

         In February 1999, the Company paid all amounts outstanding under a $25 million line of credit and cancelled the line of credit.

         On November 9, 1999, the Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into revolving credit facilities which allow it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. Olympic did not have any amounts outstanding under this line of credit at December 31, 1999.

         The financial covenant restrictions for the Senior Notes and line of credit include, among others, interest coverage, maintenance of minimum net worth and limitations on liens, total debt, debt issuance and disposition of assets. The Company was in compliance with the financial convenants at December 31, 1999.

         Aggregate maturities of the Company's debt over the next five years and thereafter are as follows: $18,367,000 in 2000; $58,833,000 in 2001; $10,000,000
in 2002, $0 in 2003, $32,500,000 in 2004 and $105,500,000 thereafter.

NOTE D--LEASE OBLIGATIONS

         Assets recorded under capital leases obligations of $30,000 and $17,000 at December 31, 1999 and 1998, respectively, are included in property and equipment.

         The Company leases office space under operating leases. Rental expense for 1999, 1998 and 1997 was approximately $1,112,000, $757,000 and $606,000, respectively.

         Future minimum lease payments for the five years subsequent to December 31, 1999 and in the aggregate are as follows (in thousands):

                                                   Capital          Operating
                                                    Leases            Leases
                                                 -----------      -----------
2000                                          $           24    $         900
2001                                                       -              697
2002                                                       -              423
2003                                                       -              153
2004                                                                      153
                                                 -----------      -----------
Total minimum lease payments                              24    $       2,326
                                                                  ===========
Less amount representing interest                         (1)
                                                 -----------
Present value of net minimum
   lease payments                             $           23
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

NOTE F--CONTINGENCIES AND COMMITMENTS

         At both December 31, 1999 and 1998, $274,000 of charges for seismic surveys which are payable to joint venture partners only from the collection of sales proceeds from those seismic surveys are included in contingent payables.

         The Company has employment agreements with certain of its key employees and other incentive compensation arrangements that commit it to commissions based on revenue, bonuses based on pre-tax profits, and other amounts based on seismic data program and oil and gas project profitability. Part III of the Company's Form 10-K contains a more complete discussion of these contractual obligations.

         The Company guarantees borrowings up to $750,000 made by its president under a line of credit. The Company is only obligated to make payment in the event of default by its president. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its president for any amounts paid by the Company pursuant to this guaranty. At December 31, 1999, $700,000 was outstanding on this line of credit, which represented the maximum amount outstanding on this line of credit for the year. The Company did not make any payments under this guaranty during 1999.

         The Company is involved from time to time in or threatened with litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

         The Company, as an owner of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1999, which would have a material impact on its financial position or results of operations.

NOTE G--FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

         The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risk associated with fluctuations in natural gas prices. Such contracts usually are placed with major derivative dealers that the Company believes are minimal credit risks. The derivative financial instruments call for the Company to receive or make payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, the Company recognized net hedging gains (losses) of $(308,000), $653,000 and $474,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         As of December 31, 1999, the Company had open natural gas swaps through July 2000 covering 10,000 MMBtu per day at a fixed price of $2.51 per MMBtu and for August 2000 covering 5,000 MMBtu per day at a fixed price of $2.57 per MMBtu.

         The estimated fair value of open commodity price hedges as of December 31, 1999 and December 31, 1997 was $(377,000) and $183,000, respectively. As of
December 31, 1998, the Company did not have any open commodity price hedges.

NOTE H--STOCK OPTIONS AND WARRANTS

         The Company presently maintains four stock option plans under which the Company's officers, directors and employees may be granted options or warrants to purchase the Company's common stock. The exercise price, term and other conditions applicable to each option or warrant granted under the Company's plans are generally determined by the Compensation Committee at the time of grant and may vary with each option or warrant granted. All options and warrants issued under the Company's plans are issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option or warrant agreements.

         The following summarizes information with regard to the stock option and warrant plans for the years ended December 31, 1999, 1998 and 1997 (shares in thousands):

                                                    1999                       1998                       1997
                                           ------------------------   ------------------------   ------------------------
                                                         Weighted                   Weighted                   Weighted
                                                          Average                    Average                    Average
                                                         Exercise                   Exercise                   Exercise
                                            Shares         Price       Shares         Price       Shares         Price
                                           --------      ----------   --------      ----------   --------      ----------

Outstanding at beginning of year              6,768    $     12.99       5,659    $     16.33       4,758    $     11.50
     Granted                                    878          12.98       5,015          13.75       3,444          20.18
     Exercised                                 (481)         10.75        (102)          9.74      (1,809)          9.26
     Cancelled                                 (312)         11.87      (3,804)         19.00        (734)         20.53
                                           --------                   --------                   --------
Outstanding at end of year                    6,853          13.01       6,768          12.99       5,659          16.33
                                           ========                   ========                   ========
Options exercisable at end of year            5,626                      5,363                      4,147
                                           ========                   ========                   ========
Available for grant at end of year            1,636                      1,170                      1,256
                                           ========                   ========                   ========

         The following table summarizes information for the options and warrants outstanding at December 31, 1999 (shares in thousands):

                                             Options Outstanding                     Options Exercisable
                                --------------------------------------------    ---------------------------
                                 Number of       Weighted          Weighted      Number of        Weighted
                                  Options        Average           Average        Options         Average
                                Outstanding    Contractual         Exercise     Exercisable       Exercise
Range of Exercise Prices        at 12/31/99      Life in            Price       at 12/31/99        Price
                                                  Years
-----------------------------   -----------    -------------      ----------    -----------      ----------
   $   2.65   -   $    11.82          1,776        3.25         $       9.73          1,480    $      10.00
   $  12.31   -   $    12.50            680        5.85                12.41            680           12.41
   $  12.87   -   $    13.73          3,663        3.46                13.72          2,810           13.71
   $  14.34   -   $    24.60            684        4.26                17.45            606           17.77
   $  24.93   -   $    24.93             50        6.73                24.93             50           24.93
                                -----------                                     -----------
   $   2.65   -   $    24.93          6,853                            13.01          5,626           13.11
                                ===========                                     ===========

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

                                                          1999                 1998             1997
                                                        ----------           ----------       ----------

Net income                              As reported   $     9,380          $    24,360      $    31,557
                                          Pro forma   $     5,331          $    15,159      $    17,039

Basic earnings per share                As reported   $       .39          $      1.07      $      1.48
                                          Pro forma   $       .22          $       .67      $       .80

Diluted earnings per share              As reported   $       .39          $      1.05      $      1.43
                                          Pro forma   $       .22          $       .66      $       .78

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998 and 1997, respectively: (1) risk-free interest rates ranging from 5.56% to 6.73%, 4.44% to 5.03% and 5.79% to 6.79%; (2) dividend yield of 0%, 0%
and 0%; (3) stock price volatility ranging from 47.84% to 482.90%, 44.34% to 57.10% and 37.23% to 45.77%, and (4) expected option lives ranging from .67 to 10 years, .42 to 10 years and 1.67 to 10 years. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $12.57, $11.94 and $9.98 per option, respectively, for options granted at fair market value and $7.13, $13.75 and $10.15 per option for options granted above fair market value in 1999, 1998 and 1997, respectively. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

NOTE I--NON-EMPLOYEE DIRECTORS' PLANS

         The Company has a Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any director fees in a deferred cash account or as deferred shares. As of December 31, 1999, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 7,067 deferred shares in their accounts of which 656 shares have been distributed and 6,411 will be distributed in future years.

         In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan which provides that each non-employee director with 10 or more years continuous service is eligible to receive a retirement benefit based on a formula defined in the plan. In 1999, the Company expensed $18,000 related to this plan.

NOTE J--COMMON STOCK

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

         In December 1997, the Company's Board of Directors approved the expenditure of up to $25 million to repurchase the Company's common stock. As of December 31, 1999, the Company has repurchased 679,700 shares of common stock at a cost of $6,275,000 under this plan.

         The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock and (iii) common stock or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective "shelf" registration statement filed with the Securities and Exchange Commission ("SEC"). In addition, under another effective "shelf" registration statement filed with the SEC, the Company may offer up to an aggregate of $200,000,000 of the following securities, in any combination, from time to time in one or more series: (1) unsecured debt securities, which may be senior or subordinated; (2) preferred stock; (3) common stock, and (4) trust preferred securities.

         On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company's common stock at the then market price of $2.69 per share. Payment of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and interest due August 1, 2002. On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of 794,300 shares of the Company's common stock at the then market price of $10.31 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company recorded related compensation expense due to the below market interest rate on these loans of $114,000, $54,000 and $43,000 for the years ended December 31, 1999, 1998 and
1997, respectively. During 1999, 1998 and 1997, the Company received $1,736,000, $649,000 and $96,000, respectively, as principal payments on these notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE K--PREFERRED STOCK

         The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 1999, no preferred stock had been issued.

NOTE L--INVESTMENT IN EAGLE GEOPHYSICAL, INC.

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

         On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of the remaining 1,520,000 shares of the common stock of Eagle owned by the Company. The dividend was declared at the rate of approximately 0.064 shares of Eagle common stock for each share of Seitel, Inc. common stock owned as of the close of business on the record date of May 18, 1999. The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the year ended December 31, 1999.

NOTE M--RELATED PARTY TRANSACTIONS

         The Company periodically uses the seismic data acquisition services of Eagle. The Company incurred charges of $27,385,000, $79,900,000 and $22,200,000 for these services for the four months ended April 30, 1999, for the year ended December 31, 1998 and from the period August 11, 1997 through December 31, 1997, respectively.

         The Company owed Helm Resources, Inc. and its subsidiaries ("Helm"), a company that has three executive officers who are directors of the Company, $2,000 as of December 31, 1999 and 1998 for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $115,000, $99,000 and $76,000, for these general and administrative expenses during 1999, 1998 and 1997, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

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

NOTE N--MAJOR CUSTOMERS

         No customers accounted for 10% or more of revenues during the years 1999, 1998 or 1997.

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

         Significant non-cash investing and financing activities are as follows:

         1. During 1999, the Company declared to its common stockholders a dividend consisting of the remaining 1,520,000 shares of common stock of Eagle owned by the Company with a fair market value of $6,365,000.

         2. During 1999 and 1997, capital lease obligations totaling $33,000 and $374,000, respectively, were incurred when the Company entered into leases for property and equipment.

         3. During 1998, the Company issued 355,733 shares of its common stock valued at $3,914,000 to acquire interests in certain oil and gas properties and assumed liabilities totaling $1,555,000.

         4. During 1998, the Company issued 794,300 shares of its common stock to its officers and employees in exchange for notes receivable of $8,191,000.

NOTE P--INDUSTRY SEGMENTS

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.

         The Company operates in two reportable segments - seismic and exploration and production. In 1997, the Company had an additional reporting segment - geophysical services. The long-term financial performance of each of the reportable segments is affected by similar economic conditions. The accounting policies of the segments are the same as those described in Footnote A to these consolidated financial statements. Intersegment sales are accounted for at prices comparable to those received from unaffiliated customers. The Company evaluates performance of each reportable segment based on operating income (loss) before selling, general and administrative expenses, interest income and expense, income taxes, non-recurring items and accounting changes.

         Financial information by reportable segment for the three years ended December 31, 1999, was as follows (in thousands):

                                                                     Exploration
                                                                         and             Geophysical           Total
                                                   Seismic           Production           Services           Segments
                                                -------------       -------------       -------------      -------------
1999
Revenue from external purchasers              $       109,671     $        19,036     $             -    $       128,707
Depreciation, depletion
  and amortization                                     49,375               9,093                   -             58,468
Cost of sales                                             296               4,720                   -              5,016
Segment operating income                               60,000               5,223                   -             65,223
Assets                                                391,849             157,925                   -            549,774
Capital expenditures (a)<F1>                          116,525              22,318                   -            138,843

1998
Revenue from external purchasers              $       125,863     $        18,994     $             -    $       144,857
Depreciation, depletion
  and amortization                                     57,117              11,872                   -             68,989
Cost of sales                                             191               4,683                   -              4,874
Segment operating income                               68,555               2,439                   -             70,994
Assets                                                317,292             156,623                   -            473,915
Capital expenditures (a)<F1>                          139,167              48,173                   -            187,340

1997
Revenue from external purchasers              $        85,560     $        25,680     $        16,316    $       127,556
Intersegment revenue                                        -                   -              18,456             18,456
Depreciation, depletion
  and amortization                                     35,163              12,666                 983             48,812
Impairment of oil and gas
   properties                                               -               9,560                   -              9,560
Cost of sales                                             394               5,168              26,855             32,417
Segment operating income (loss)                        50,003              (1,714)              6,934             55,223
Assets                                                219,288             122,930                   -            342,218
Capital expenditures (a)<F1>                           89,472              64,418               8,478            162,368

(a)<F1> Includes other ancillary equipment.

         The following geographic information for the three years ended December 31, 1999 pertains to the Company's seismic segment (in thousands):

                                                                                                Other
                                                        United                                 Foreign
                                                        States             Canada             Countries             Total
                                                      -----------        -----------         -----------         -----------
1999
Revenue from external customers                     $      83,532      $      26,139       $           -       $     109,671
Assets                                                    347,672             42,654               1,523             391,849

1998
Revenue from external customers                     $     117,623      $       7,370       $         870       $     125,863
Assets                                                    301,704             13,797               1,791             317,292

1997
Revenue from external customers                     $      82,228      $       2,748       $         584       $      85,560
Assets                                                    215,273              1,986               2,029             219,288

         All exploration and production activities are conducted in the United States.

         The following table reconciles segment information to consolidated totals: (in thousands)

                                                                                       December 31,
                                                                ----------------------------------------------------------
                                                                    1999                   1998                    1997
                                                                -----------            -----------            ------------
Revenue:
   Revenue from external purchasers                           $     128,707          $     144,857          $      127,556
   Intersegment revenue                                                   -                      -                  18,456
   Intercompany eliminations                                              -                      -                 (18,456)
                                                                -----------            -----------            ------------
     Total consolidated revenue                               $     128,707          $     144,857          $      127,556
                                                                ===========            ===========            ============

Depreciation, depletion and amortization:
   Total reportable segment depreciation,
     depletion and amortization                               $      58,468          $      68,989          $       48,812
   Corporate and other                                                1,156                    901                     867
                                                                -----------            -----------            ------------
     Total consolidated depreciation,
       depletion and amortization                             $      59,624          $      69,890          $       49,679
                                                                ===========            ===========            ============

Cost of Sales:
   Total reportable segment cost of sales                     $       5,016          $       4,874          $       32,417
   Intercompany eliminations                                              -                      -                 (14,464)
                                                                -----------            -----------            ------------
     Total consolidated cost of sales                         $       5,016          $       4,874          $       17,953
                                                                ===========            ===========            ============

Income from continuing operations before income taxes:
     Total reportable segment operating
       income                                                 $      65,223          $      70,994          $       55,223
     Selling general and
       administrative expense                                       (28,587)               (26,599)                (23,043)
     Interest expense, net                                          (11,077)                (5,540)                 (3,554)
     Equity in earnings (loss) of affiliate                             (91)                   222                     146
     Impairment due to dividend
       distribution of affiliate stock                               (7,794)                     -                       -
     Gain on sale of subsidiary stock                                     -                      -                  18,449
     Increase (decrease) in underlying
       equity of affiliate                                                -                   (193)                 10,750
     Extinguishment of volumetric
       production payment                                                 -                      -                  (4,133)
     Eliminations and other                                          (1,156)                  (901)                 (4,859)
                                                                -----------            -----------            ------------
       Income from continuing operations
         before income taxes                                  $      16,518          $      37,983          $       48,979
                                                                ===========            ===========            ============

Assets:
   Total reportable segment assets                            $     549,774          $     473,915          $      342,218
   Corporate and other                                                6,145                 21,852                  23,464
                                                                -----------            -----------            ------------
     Total consolidated assets                                $     555,919          $     495,767          $      365,682
                                                                ===========            ===========            ============

                                      F-21

NOTE Q--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                                                       Quarter Ended
                                                                -------------------------------------------------------------
(In thousands, except per share amounts)                         March 31         June 30         Sept. 30         Dec. 31
                                                                ----------       ----------      -----------      -----------

1999
Revenue                                                       $    37,881      $    34,127     $     24,617     $     32,082
Gross profit(1)<F1>                                                19,130           18,181           11,641           16,271
Provision for income taxes                                            848            2,879              850            2,561
Net income                                                            750            4,875              824            2,931
Earnings per share: (2)<F2>
   Basic                                                              .03              .20              .03              .12
   Diluted                                                            .03              .20              .03              .12

1998
Revenue                                                       $    30,927      $    36,976     $     38,332     $     38,622
Gross profit(1)<F1>                                                14,851           18,123           17,825           20,195
Provision for income taxes                                          2,873            3,741            3,693            3,316
Net income                                                          4,865            6,369            6,288            6,838
Earnings per share: (2)<F2>
   Basic                                                              .22              .28              .28              .29
   Diluted                                                            .21              .28              .28              .29

(1)<F1> Gross profit represents revenue less data bank amortization, depletion of oil and gas properties and cost of sales.

(2)<F2> The sum of the individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

NOTE R--PROPOSED SALE OF OIL AND GAS SUBSIDIARY

         In November 1999, the Company's 19% owned subsidiary, Vision Energy, Inc. ("Vision Energy"), filed a registration statement with the SEC to accomplish the spin-off of DDD Energy, a wholly-owned subsidiary, through an initial public offering. In the proposed offering, Vision Energy would acquire all of the stock of DDD Energy from the Company in exchange for the issuance of shares of Vision Energy stock to the Company, and the Company would sell most of these Vision Energy shares in the public offering for cash. Completion of the offering is expected to occur during the second or third quarter of 2000; however, its completion is dependent upon market conditions and other factors. The Company continues to explore opportunities to maximize the value of DDD Energy. In the event the sale is not completed, DDD Energy will continue to be a wholly-owned subsidiary of the Company. The Company does not anticipate a loss will be incurred on this transaction.

         As of December 31, 1999, the Company had incurred costs totaling $757,000 in connection with the proposed initial public offering. The costs have been included in prepaid expenses, deferred charges and other assets in the consolidated balance sheet as of December 31, 1999. If the offering is completed, the costs will be deducted from the proceeds received from the offering. If the offering is not completed, the costs will be charged to expense in the period a decision is made to terminate the offering.

NOTE S--SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         The  following   information   concerning  the  Company's  oil  and gas
operations is presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

         Oil and Gas Reserves: Proved oil and gas reserves represent estimated quantities of natural gas, crude oil, condensate and natural gas liquids that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

         The following table sets forth estimates of proved reserves and proved developed reserves of natural gas and crude oil (including condensate and natural gas liquids) attributable to the Company's interest in oil and gas properties. The reserve estimates presented herein were prepared by the independent petroleum engineering firms of Garb Grubbs Harris & Associates, Inc. (formerly Forrest A. Garb & Associates, Inc.) at December 31, 1999 and 1998, and Miller and Lents, Ltd. and Garb Grubbs Harris & Associates, Inc. at December 31, 1997 in accordance with guidelines established by the SEC. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

                                                                   Oil            Gas
                                                                  (Mbbl)         (MMcf)
                                                               ------------   ------------
Proved reserves at December 31, 1996                                  2,294         23,761
   Revisions of previous estimates                                     (500)        (3,863)
   Repurchase of volumetric production payment                           98          3,736
   Extensions and discoveries                                         1,110         28,491
   Production                                                          (364)        (5,131)
                                                               ------------   ------------
Proved reserves at December 31, 1997                                  2,638         46,994
   Revisions of previous estimates                                    2,374         12,698
   Purchases of reserves in place                                       284          2,898
   Extensions and discoveries                                         2,428         17,685
   Production                                                          (386)        (6,216)
                                                               ------------   ------------
Proved reserves at December 31, 1998                                  7,338         74,059
   Revisions of previous estimates                                   (1,494)        (6,978)
   Purchases of reserves in place                                       118          6,600
   Sales of reserves in place                                        (1,307)       (11,336)
   Extensions and discoveries                                           152          5,405
   Production                                                          (346)        (5,693)
                                                               ------------   ------------
Proved reserves at December 31, 1999                                  4,461         62,057
                                                               ============   ============

Proved developed reserves -
   December 31, 1996                                                    902         11,563
                                                               ============   ============
   December 31, 1997                                                  1,744         18,483
                                                               ============   ============
   December 31, 1998                                                  5,265         37,844
                                                               ============   ============
   December 31, 1999                                                  2,355         19,608
                                                               ============   ============

         In addition to the production indicated above, in 1997 the Company delivered 56,000 barrels and 1,795 million cubic feet under the terms of a volumetric production payment agreement.

         The proved reserves disclosed above exclude proved sulfur reserves of 260,000 long tons, 420,000 long tons and 174,000 long tons at December 31, 1999, 1998 and 1997, respectively.

         Capitalized Costs of Oil and Gas Properties: As of December 31, 1999 and 1998, the Company's capitalized costs of oil and gas properties were as follows (in thousands):

                                                              December 31,
                                                         -------------------------
                                                            1999            1998
                                                         ----------      ---------

Unproved properties                                    $     54,426    $    53,458
Proved properties                                           150,432        141,118
                                                         ----------      ---------
Total capitalized costs                                     204,858        194,576
Less:  Accumulated depreciation,
  depletion and amortization                                (54,692)       (45,599)
                                                         ----------      ---------
Net capitalized costs                                  $    150,166    $   148,977
                                                         ==========      =========

         Of the total costs excluded from the amortization calculation as of December 31, 1999, $15,951,000 was incurred during 1999, $22,243,000 was incurred during 1998, $5,761,000 was incurred during 1997, $6,702,000 was incurred during 1996, $1,932,000 was incurred during 1995 and $1,837,000 was incurred during 1994. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated in the next three to five years.

         Costs Incurred in Oil and Gas Activities: The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                              1999            1998            1997
                                                           -----------     -----------      ---------
Acquisition of properties:
  Evaluated                                              $           -   $       4,701    $    13,813
  Unevaluated                                                    8,303          15,207         10,857
Exploration costs                                               12,789          22,708         26,961
Development costs                                                  847           5,318         12,318
                                                           -----------     -----------      ---------
Total costs incurred                                     $      21,939   $      47,934    $    63,949
                                                           ===========     ===========      =========

         Results of Operations for Oil and Gas Producing Activities: The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                              1999             1998            1997
                                                           -----------      -----------      --------
Revenue                                                $        18,637    $      18,663    $   25,282
Production costs                                                (4,706)          (4,673)       (5,155)
Depreciation, depletion and amortization                        (9,093)         (11,872)      (12,666)
Impairment of oil and gas properties                                 -                -        (9,560)
                                                           -----------      -----------      --------
Income (loss) before income taxes                                4,838            2,118        (2,099)
Income tax benefit (expense)                                    (1,693)            (741)          735
                                                           -----------      -----------      --------
Results of operations                                  $         3,145    $       1,377    $   (1,364)
                                                           ===========      ===========      ========

         In addition to the revenues and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $399,000 and $14,000, respectively, for the year ended December 31, 1999, $331,000 and $10,000, respectively, for the year ended December 31, 1998 and $398,000 and $13,000, respectively, for the year ended December 31, 1997.

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

         Management does not rely upon the following information in making investment and operating decisions. The Company, along with its partners, bases such decisions upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may occur in the future.

                                                                                               December 31,
                                                                                ------------------------------------------
                                                                                   1999            1998            1997
                                                                                ----------      -----------      ---------
                                                                                               (in thousands)
Cash inflows                                                                  $    247,158    $    248,608    $   162,762
Production costs                                                                   (56,308)        (43,065)       (21,417)
Development costs                                                                  (37,099)        (17,131)       (21,659)
Income taxes                                                                       (36,554)        (47,541)       (27,453)
                                                                                ----------      ----------      ---------
Future net cash flows                                                              117,197         140,871         92,233

10 percent annual discount                                                         (45,133)        (59,328)       (27,636)
                                                                                ----------      ----------      ---------

Standardized measure of discounted future net cash flows (1)<F1> (2)<F2>      $     72,064    $     81,543    $    64,597
                                                                                ==========      ==========      =========

(1)<F1> Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $94,796,000, $107,649,000 and $83,282,000 as of December 31, 1999, 1998 and 1997,
         respectively.

(2)<F2> The above table excludes future net cash flows before income taxes of $5,029,000, $9,167,000 and $3,187,000, and discounted future net cash flows before income taxes of $2,854,000,  $4,310,000 and $2,350,000, as of December 31, 1999, 1998 and 1997, respectively, related to proved sulfur reserves.

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                             1999              1998              1997
                                                                           ---------        ----------        ----------
Standardized measure, beginning of year                                  $    81,543      $     64,597      $     52,090
Extensions and discoveries, net of related costs                              13,001            34,102            45,193
Sales of oil and gas produced, net of production costs                       (13,931)          (13,990)          (16,035)
Net changes in prices and production costs                                    26,992           (25,385)          (28,384)
Change in future development costs                                            (9,608)            3,626            (2,650)
Development costs incurred during the period that reduced
   future development costs                                                      227             4,330             7,802
Revision of previous quantity estimates                                      (19,232)           31,358            (8,927)
Repurchase of volumetric production payment                                        -                 -             8,319
Purchases of reserves in place                                                 6,222             4,609                 -
Sales of reserves in place                                                   (23,402)                -                 -
Accretion of discount                                                         10,765             8,328             7,276
Net change in income taxes                                                     3,375            (7,422)            1,988
Change in production rates and other                                          (3,888)          (22,610)           (2,075)
                                                                           ---------        ----------        ----------
Standardized measure, end of year                                        $    72,064      $     81,543      $     64,597
                                                                           =========        ==========        ==========

                                     EXHIBIT
                                      INDEX
-------      -----------------------------------------------------------  ------

Exhibit      Title                                                         Page
                                                                          Number
-------      -----------------------------------------------------------  ------


10.46       Third  Amendment,  dated as of  November  22,  1999,  to the      53
            Separate Note Purchase Agreements,  dated as of December 28,
            1995, among Seitel, Inc. and the Noteholders

10.50       Second  Amendment,  dated as of November  22,  1999,  to the      58
            Separate Note Purchase Agreements,  dated as of February 12,
            1999, among Seitel, Inc. and the Noteholders

10.51       Revolving  Credit  Agreement,  dated as of November 9, 1999,      63
            between Olympic Seismic Ltd. and Royal Bank of Canada

10.52       Amemdment,  dated  as of  March 2,  2000,  to the  Revolving      87
            Credit  Agreement,  dated as of  November  9, 1999,  between
            Olympic Seismic Ltd. and Royal Bank of Canada


21.1        Subsidiaries of the Registrant                                    89

23.1        Consent of Arthur Andersen LLP                                    91

23.2        Consent of Garb Grubbs Harris & Associates, Inc.                  93