Form 10-K/A
period 1999-12-31
SEITEL INC
filed 2000-04-27
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A

                                 Amendment No. 1

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

                         Commission File Number 0-14488
                                     -------

                                  SEITEL, INC.
               (Exact name of registrant as specified in charter)

             Delaware                                  76-0025431
             --------                                  ----------
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)               Identification Number)

       50 Briar Hollow Lane
     West Building, 7th Floor
          Houston, Texas                                  77027
          --------------                                  -----
(Address of principal executive offices)                (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----
The aggregate market value of the voting stock held by non-affiliates of the registrant at March 27, 2000 was approximately $177,941,709. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $8.125 and there were a total of 23,640,613 shares of Common Stock outstanding.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The executive officers and directors of the Company and their ages (as of April 1, 2000) and positions with the Company are as follows:

--------------------------------------------------------------------------------
Name                   Age      Position(s) with the Company    Director Since
--------------------  -----    ------------------------------   --------------

Herbert M. Pearlman    67      Chairman of the Board                1982
                                     of Directors
Paul A. Frame          53      Chief Executive Officer,             1986
                                     President and Director
Horace A. Calvert      46      Chief Operating Officer,             1987
                                     Executive Vice President
                                     and Director
David S. Lawi          64      Chairman of the Executive            1982
                                     Committee and Director
Debra D. Valice        43      Chief Financial Officer,             1995
                                     Executive Vice President
                                     of Finance, Treasurer,
                                     Corporate Secretary
                                     and Director
Walter M. Craig, Jr.   45      Director                             1987
William Lerner         66      Director                             1985
John E. Stieglitz      68      Director                             1989
Fred S. Zeidman        53      Director                             1997
--------------------------------------------------------------------------------

         Herbert M. Pearlman, a co-founder of Seitel, Inc., has been a director of the Company since 1982, and Chairman of the Company's Board of Directors since 1987. Since March 1984, Mr. Pearlman has been Chairman of Intersystems, Inc. ("Intersystems"), an American Stock Exchange listed company engaged in providing services to the thermoplastic resins industry; he became President of Intersystems in January 2000. Since June 1990, Mr. Pearlman has served as Chairman of Unapix Entertainment, Inc. ("Unapix Entertainment"), an American Stock Exchange listed company engaged in multi-media entertainment, and in February 1999, he became Chief Executive Officer of Unapix. He has served as President, Chief Executive Officer and a Director of Helm Resources, Inc. ("Helm"), a publicly-traded company with equity interests in diverse businesses, since 1980, and in June 1984, he became Helm's Chairman of the Board.

         Paul A. Frame has been Chief Executive Officer of the Company since July 1992 and President since January 1987. He was Executive Vice President of the Company from January 1985 until his appointment as President. He was hired by the Company in August 1984 as Vice President of Marketing. From December 1996 to March 1999, Mr. Frame was a Director of Eagle Geophysical, Inc. ("Eagle"), a former subsidiary of the Company engaged in providing seismic data acquisition services to the oil and gas industry, and from August 1997 to March 1999, he was Chairman of the Executive Committee of Eagle's board of directors. Eagle filed bankruptcy under Chapter 11 of the Federal Bankruptcy Code in September 1999.

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

         Walter M. Craig, Jr. is a member of the Company's Audit Committee. Since 1993, he has been President of Mezzanine Financial Fund, L.P. which is engaged in providing structured capital to small and mid-market companies based on the value of their assets. He served as Executive Vice President and Chief Operating Officer of Helm from August 1992 through 1999. From 1984 to 1992, he was Senior Vice President of Business and Legal Affairs of Helm. Since April 1993, Mr. Craig has been a Director of Unapix Entertainment and Intersystems.

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

         Fred S. Zeidman is a member of the Company's Compensation and Stock Option Committee. Mr. Zeidman has been a Director of Intersystems since July 1993. He served as President and Chief Executive Officer of Intersystems from July 1993 until its sale in December 1999. He also served as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins, from July 1993 until its sale in July 1997. Mr. Zeidman served as Chairman of Unibar Energy Services
Corporation, one of the largest independent drilling fluids companies in the United States, from 1985 to 1991. From April 1992 to July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditioning and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financing. Mr. Zeidman also serves as a Director of Heritage Bank.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership concerning the common stock with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company's review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during 1999 were timely made.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "named executive officers") for the years indicated.


SUMMARY COMPENSATION TABLE
--------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                  Annual Compensation
                                     ----------------------------------------------      Long-Term        All Other Compensation
                                                                            Other      Compensation    ----------------------------
                                                               Eagle        Annual       Awards          Other             Tax
Name and Principal           Year    Salary      Bonus         Bonus    Compensation  Stock Options/  Compensation     Reimbursement
Position                               ($)      ($)(1)<F1>    ($)(2)<F2>   ($)(3)<F3>    SARs (#)          ($)            ($)(5)<F5>
--------------------------  ------   --------  ----------   -----------  ----------     ---------      ----------       ----------
Paul A. Frame                1999    $444,878  $1,161,351    $(377,899)  $1,128,581       197,538        $83,213 (4)<F4> $463,164
   Chief Executive Officer   1998    $444,878  $1,809,077       --       $1,180,450     1,190,798       $104,001           --
   and President             1997    $144,878    $905,099   $2,282,500   $1,301,809       932,160       $104,764           --

Horace A. Calvert            1999    $444,878  $1,061,351    $(377,899)  $1,074,656        --            $83,218 (4)<F4> $266,276
   Chief Operating           1998    $444,878  $1,809,077       --       $1,180,450       625,418       $104,001           --
   Executive Vice            1997    $144,878    $903,598   $1,455,811   $1,301,809       378,882       $104,764           --

Herbert M. Pearlman          1999    $428,437  $1,151,689    $(472,374)     $71,801        --            $83,340 (4)<F4> $300,774
   Chairman of the           1998    $428,437  $1,961,347       --           --           690,582       $104,123           --
   Board of Directors        1997    $128,438  $1,183,947   $1,819,763       --           393,874       $104,764           --

David S. Lawi                1999    $214,219    $575,845    $(236,187)      --            --            $83,218 (4)<F4> $271,426
   Chairman of the           1998    $214,219    $980,673       --           --           505,726       $104,001           --
   Executive Committee       1997     $64,892    $591,975     $909,881       --           293,874       $104,764           --

Debra D. Valice              1999    $214,583    $391,726       --         $467,500        --            $56,619 (4)<F4> $116,497
   Executive Vice            1998    $155,853    $437,064       --           --           172,412        $69,449           --
   of Finance, Treasurer     1997    $138,583    $270,833     $502,713       --           142,762        $70,816           --
   Corporate Secretary

------------------------------------------------------------------------------------------------------------------------------------

(1)<F1> Includes contractual bonuses based on the Company's pre-tax profits and includes a discretionary bonus for Ms. Valice of $266,726 in 1999.

(2)<F2> Amounts in 1999 reflect a reduction in contractual bonuses as a result of the impairment recorded in 1999 due to the dividend distribution of Eagle stock. Amounts in 1997 include contractual bonuses based on the Company's pre-tax profits related to the spin-off of Eagle in 1997 for Messrs. Frame, Calvert, Pearlman, and Lawi, an additional bonus for Mr. Frame of $826,690 related to the spin-off of Eagle, and a discretionary bonus for Ms. Valice of $502,713 related to the spin-off of Eagle.

(3)<F3> Includes commissions based on sales for Messrs. Frame and Calvert of $1,074,656 in 1999. Amount in 1999 for Mr. Frame includes other compensation of $53,925 of which $22,036 represents compensation due to the below market interest rate on loans from the Company for the purchase of stock and $17,330 for disability insurance premiums. Amount in 1999 for Mr. Pearlman includes other compensation of $71,801 of which $50,577 relates to life insurance premiums. Includes a bonus based on placement of senior notes for Ms. Valice in 1999.

(4)<F4> Includes amounts paid pursuant to a program (the "Incentive Compensation Program") whereby between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes $78,340 contributed by the Company pursuant to its Incentive Compensation Program for Messrs. Frame, Calvert, Pearlman and Lawi, and $51,619 for Ms. Valice. Also includes 401(k) Plan matching contributions made by the Company of $4,873 for Mr. Frame, $4,878 for Messrs. Calvert and Lawi and $5,000 for Mr. Pearlman and Ms. Valice.

(5)<F5> Includes amounts paid pursuant to a program ("the Tax Equalization Program") whereby 10% of the profits (defined as net revenue less costs incurred) generated by oil and gas projects, whose capital costs were funded by proceeds from the employee's exercise of Company common stock purchase warrants, are distributed to employees as compensation for the ordinary Federal income taxes paid in excess of Federal taxes computed at the capital gains rate on the warrants exercised.

         The following table sets forth certain information with respect to options to purchase common stock granted during the year ended December 31, 1999 to each of the named executive officers.

OPTION/SAR GRANTS IN 1999
-------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                              Individual Grants
                           ---------------------------------------------------------
                                        Percent                                            Potential Realizable Value
                          Number of     of Total                                           at Assumed Annual Rates of
                         Securities   Options/SARs                                         Stock Price Appreciation
                         Underlying    Granted to   Exercise                                  for Option Term (3)<F3>
                        Options/SARs   Employees   or Base      Expiration          ---------------------------------------
Name                     Granted (#)    in 1999    Price($/Sh)      Date          0 Percent($)   5 Percent($)    10 Percent($)
------------------       -----------    --------   ---------      --------          --------       --------        --------

Paul A. Frame               100  (1)<F1>  0.01     $16.12500      10/02/03             ($31)           $342            $781
                          4,400  (1)<F1>  0.52     $15.68750      10/02/03             ($79)        $16,164         $35,203
                          8,600  (1)<F1>  1.02     $15.62500      10/02/03           $1,182         $33,113         $70,539
                          5,650  (1)<F1>  0.67     $15.75000      10/02/03              $51         $21,024         $45,607
                         18,750  (1)<F1>  2.22     $16.50000      10/02/03           $7,031         $81,281        $168,247
                         21,000  (2)<F2>  2.49     $16.00625      05/20/04            ($131)        $92,699        $205,000
                         10,000  (2)<F2>  1.18     $16.12500      05/20/04          ($1,250)        $42,955         $96,432
                         45,000  (2)<F2>  5.33     $16.00000      05/20/04                -        $198,923        $439,567
                          6,100  (2)<F2>  0.72     $16.00000      05/21/04                -         $26,965         $59,586
                         57,038  (2)<F2>  6.76     $16.12500      05/21/04          ($7,130)       $245,007        $550,027
                         20,900  (2)<F2>  2.48     $16.18750      05/21/04          ($3,919)        $88,470        $200,236


------------------------------------------------------------------------------------------------------------------------------------

(1)<F1> These common stock purchase warrants were granted under the terms of the Company's 1998 Employee Stock Purchase Plan upon the exercise of the same number of previously issued warrants subject to the reload provision of the 1998 Employee Stock Purchase Plan. The common stock purchase warrants were fully exercisable on the date of grant and will expire on the expiration date indicated, subject to certain events related to termination of employment.

(2)<F2> These options were granted under the Company's 1993 Incentive Stock Option Plan pursuant to the terms of the Company's 1995 Warrant Reload Plan upon the exercise of the same number of previously granted warrants subject to the Warrant Reload Plan. These options were fully exercisable on the date of grant and will expire on the expiration date indicated, subject to certain events related to termination of employment.


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


         The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 1999, and unexercised options held at December 31, 1999, and the value thereof, by each of the named executive officers.

AGGREGATED OPTION/SAR EXERCISES IN 1999
AND 12/31/99 OPTION/SAR VALUES
------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities
                                                                 Underlying Unexercised          Value of Unexercised In-the
                              Shares                                  Options/SARs                  Money Options/SARs at
                             Acquired                               at 12/31/99 (#)                      12/31/99 ($)
                                on             Value         -------------------------------   ---------------------------------
 Name                        Exercise(#)     Realized ($)     Exercisable     Unexercisable       Exercisable       Unexercisable
-------------------------   ------------   ---------------   -------------   ---------------   -----------------   -------------

 Paul A. Frame                225,562        $1,174,838       1,255,798         160,000              $0                $0
 Horace A. Calvert             28,024          $329,515         955,798         160,000           $85,597              $0
 Herbert M. Pearlman            0               $0              705,582         160,000              $0                $0
 David S. Lawi                  0               $0              550,726          80,000              $0                $0
 Debra D. Valice                0               $0              263,205          35,000              $0                $0
------------------------------------------------------------------------------------------------------------------------------------


EMPLOYMENT ARRANGEMENTS
-----------------------

Agreements with Messrs. Frame, Calvert, Pearlman and Lawi
---------------------------------------------------------

         The Company has employment agreements with Herbert M. Pearlman, Paul A. Frame, Horace A. Calvert and David S. Lawi (the "Executives"), for service in their respective capacities set forth in the listing of directors and executive officers, that provide for compensation in accordance with the 1998 Executive Compensation Plan that was approved by stockholders in 1997. Messrs. Pearlman, Frame, Calvert and Lawi receive an annual base salary of $428,437, $444,878, $444,878, and $214,219, respectively, under these employment agreements.

         The agreements also provide for the Executives to receive bonus payments based on the annual Pre-Tax Profits (the "PTP") of the Company and its majority-owned subsidiaries ("Subsidiaries"). The PTP must exceed $10 million for fiscal 1999 and each of the three years thereafter, $12 million for fiscal 2003 and each of the four years thereafter, and $14 million for fiscal 2008 and thereafter (the "PTP Threshold"). If the PTP exceeds the PTP Threshold, the Executives will receive the following bonuses based on the annual PTP of the Company and its Subsidiaries:

--------------------------------------------------------------------------------
                               Percentage up to              Percentage above
                                $50 Million PTP               $50 Million PTP
                            ------------------------      ----------------------

Herbert M. Pearlman*<F1>             5.0%                          5.30%
Paul A. Frame                        4.0%                          4.25%
Horace A. Calvert                    4.0%                          4.25%
David S. Lawi*<F1>                   2.5%                          2.65%

--------------------------------------------------------------------------------

*<F1> The annual bonus payments to Messrs. Pearlman and Lawi are reduced by $300,000 and $150,000, respectively.

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

         Each of the agreements for Messrs. Pearlman and Frame is for a term of five years, renewable each year for an additional year unless either party to the agreement gives notice to the contrary. The agreements for Messrs. Calvert and Lawi were for a term of five years, renewable each year for an additional year unless either party to the agreement gave notice to the contrary. In October 1999, the Company's Board of Directors voted to not renew the employment contracts of Messrs. Calvert and Lawi; these contracts will now expire on December 31, 2003. Each of these agreements provides that if it is not renewed, the Company will pay the employee for two additional years' compensation including his then current base salary plus the average of all bonuses paid to the employee for the then prior three years. The severance payments are contingent upon the employee remaining available to perform consulting services for the benefit of the Company.

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

Agreement with Ms. Valice
-------------------------

         Effective as of January 1, 1993, the Company entered into an employment agreement with Ms. Valice for service in her capacities set forth in the listing of directors and executive officers. In 1999, Ms. Valice received an annual salary base of $214,583 under her employment agreement. The agreement also provides for an annual bonus of 2% of the Company's pre-tax profits up to $125,000, plus an additional amount as determined by the Board of Directors of the Company.

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

Directors Compensation
----------------------

         Outside directors receive an annual fee of $50,000 for serving on the board and are reimbursed for out of pocket expenses for meeting attendance. No additional fees are paid for serving on committees, except that committee chairs receive an additional $5,000 annually or 10,000 options to purchase the Company's common stock. On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors' fees in a deferred cash account or as deferred shares. Currently, each non-employee director has elected to receive $20,000 of his annual fee in the form of deferred shares. As of December 31, 1999, 60,000 shares have been reserved for issuance under this plan and directors (including former directors) have accumulated 7,067 deferred shares in their accounts of which 656 shares have been distributed and 6,411 will be distributed in future years. Directors who are also employees receive no separate compensation for their services as directors.

         Non-employee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Stock Option Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Stock Option Plan, each non-employee director receives on the date of each annual meeting during the term of the Stock Option Plan an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted on the date of such election or appointment an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the Stock Option Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During
1999, William Lerner and John E. Stieglitz were granted 12,000 options each (including 10,000 for chairing a board committee), at an exercise price of $14.75. In addition, Fred S. Zeidman and Walter M. Craig, Jr. each received 2,000 options at an exercise price of $14.75.

         In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan (the "Retirement Plan"). Under the terms of the
Retirement Plan, each non-employee director with 10 or more years continuous service is eligible to receive a retirement benefit. The retirement benefit consists of two credits. The first credit is equal to $5,000 times each participating non-employee director's years of continuous service as an Outside Director, as defined in the Retirement Plan. The second credit is equal to the increase, if any, in the fair market value of 15,000 shares of the Company's common stock from the initial date of participation in the Retirement Plan to the last day of the Company's fiscal year ending five years after the participant's initial participation date. The retirement benefit vests 10% on each January 1 following the participant's initial participation date. During 1999, Messrs. Craig, Lerner and Stieglitz were credited with a retirement benefit totaling $5,000, $70,000 and $50,000, respectively.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Company's Compensation and Stock Option Committee is composed of William Lerner, John E. Stieglitz and Fred S. Zeidman.

         No member of the Compensation Committee of the Board of Directors of the Company was, during 1999, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During 1999, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or
(iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the common stock, as of April 15, 2000, by (i) persons known to the Company to be beneficial owners of more than 5% of the common stock, (ii) each of the Company's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

--------------------------------------------------------------------------------
                                     Amount and Nature
Name and Address                       of Beneficial          Percentage
of Beneficial Owner                   Ownership(1)<F2>(2)<F3>  of Class
--------------------                -------------------      ------------

Horace A. Calvert                      1,528,177 (3)<F4>         6.2%
50 Briar Hollow Lane,
7th Floor West
Houston, TX  77027

Paul A. Frame, Jr.                     1,502,730 (4)<F5>         6.0%
50 Briar Hollow Lane,
7th Floor West
Houston, TX  77027

Driehaus Capital
  Management, Inc.                     1,241,170                 5.3%
25 East Erie Street
Chicago, IL 60611

Lord, Abbett & Co.                     1,234,080                 5.2%
90 Hudson Street
Jersey City, NJ 07302

Herbert M. Pearlman                    1,078,827 (5)<F6>         4.4%
537 Steamboat Road
Greenwich, CT 06830

David S. Lawi                            730,394 (6)<F7>         3.0%
537 Steamboat Road
Greenwich, CT  06830

Debra D. Valice                          394,892 (7)<F8>         1.7%
50 Briar Hollow Lane,
7th Floor West
Houston, TX  77027
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     Amount and Nature
Name and Address                       of Beneficial          Percentage
of Beneficial Owner                   Ownership(1)<F2>(2)<F3>  of Class
--------------------                -------------------      ------------

Walter M. Craig, Jr.                      75,562 (8)<F9>          *<F1>
1011 HWY 7
Spring Lake, NJ 07762

William Lerner                            37,170 (9)<F10>         *<F1>
423 East Beau Street
Washington, PA  15301

John E. Stieglitz                         37,085 (9)<F10>         *<F1>
Conspectus, Inc.
222 Purchase Street
Rye, NY  10580

Fred S. Zeidman                           21,200 (10)<F11>        *<F1>
2104 Chilton
Houston, TX 77019

All directors and
  executive officers
  as a group (9 persons)               5,406,037 (11)<F12>      19.7%
--------------------------------------------------------------------------------

*<F1>     Less than 1%

(1)<F2> Except as otherwise noted, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2)<F3> Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3)<F4> Includes 415,380 and 540,418 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.37 to $13.73 per share, and the exercise prices of the common stock purchase warrants range from $6.43 to $13.73 per share.

(4)<F5> Includes 410,398 and 845,400 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.37 to $16.19 per share, and the exercise prices of the common stock purchase warrants range from $11.57 to $16.50 per share.

(5)<F6> Includes 338,456 and 322,126 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.37 to $13.73, and the exercise prices of the common stock purchase warrants range from $11.57 to $13.73 per share.

(6)<F7> Includes 288,456 and 187,270 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.37 to $13.73, and the exercise prices of the common stock purchase warrants range from $11.57 to $13.73 per share.

(7)<F8> Includes 170,745 and 92,460 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, respectively. The exercise prices of the options range from $12.37 to $13.73 per share, and the exercise prices of the common stock purchase warrants range from $11.57 to $13.36 per share.

(8)<F9> Includes 67,554 shares which may be acquired from the Company within 60 days upon exercise of common stock purchase warrants. The exercise prices of the common stock purchase warrants range from $11.57 to $16.00 per share.

(9)<F10> Includes 28,000 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $13.54 to $19.82 per share.

(10)<F11> Includes 12,000 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $13.54 to $20.32 per share.

(11)<F12> Includes an aggregate of 3,746,663 shares which may be acquired from the Company within 60 days upon exercise of 1,691,435 options and 2,055,228 common stock purchase warrants, respectively, by the group of nine persons which comprises all executive officers and directors. The exercise prices of the options range from $12.37 to $20.32 per share, and the exercise prices of the common stock purchase warrants range from $6.43 to $16.50 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company's common stock at the then market price of $2.6875 per share. Payments of 5% of the original principal balance plus accrued interest are due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. The Company recorded compensation expense due to the below market interest rate on these loans of $38,000 in 1999. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame and Calvert and Ms. Valice, amounting to $537,500, $537,500 and $134,375, respectively. The largest aggregate amounts of principal and interest outstanding on such loans during 1999 were approximately $391,000, $391,000 and $98,000, respectively. As of April 15, 2000, the aggregate amounts of principal and interest outstanding on such loans were approximately $359,000, $359,000 and $90,000, respectively.

         On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase from the Company of 794,300 shares of the Company's common stock and options to purchase a like number of shares of the Company's common stock at an exercise price of $11.75 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company recorded compensation expense due to the below market interest rate on these loans of $76,000 in 1999. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame, Calvert, Pearlman and Lawi amounting to $773,438 each and to Ms. Valice amounting to $515,625. The largest aggregate amounts of principal and interest outstanding on such loans during 1999 were approximately $786,000 for each of Messrs. Frame, Calvert, Pearlman and Lawi and $524,000 for Ms. Valice. As of April 15, 2000, the aggregate amounts of principal and interest outstanding on such loans were approximately $661,000 for each of Messrs. Frame, Calvert, Pearlman and Lawi and $440,000 for Ms. Valice.

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

         On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc., completed an initial public offering ("Offering") in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of the remaining 1,520,000 shares of the common stock of Eagle owned by the Company. The dividend was declared at the rate of approximately 0.064 shares of Eagle common stock for each share of Seitel, Inc. common stock owned as of the close of business on the record date of May 18, 1999. The Company incurred charges of $58,594,000 for the seismic data acquisition services of Eagle for the year ended December 31, 1999, $27,735,000 of which were incurred during the four months ended April 30, 1999, the period that Eagle was considered a related party. Costs incurred for these services were based on agreed upon contractual amounts and terms similar to contracts with third party contractors.

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

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 26th of April, 2000.



                                 SEITEL, INC.




                                 By:  /s/Paul A. Frame
                                         ---------------------------------------
                                         Paul A. Frame
                                         President and Chief Executive Officer