Form 10-Q
period 2000-03-31
SEITEL INC
filed 2000-05-15
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------

                                    FORM 10-Q



-------
  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

As of May 11, 2000 there were 23,640,613 shares of the Company's common stock, par value $.01 per share outstanding.

                                      INDEX


                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          March 31, 2000 (Unaudited) and December 31, 1999................... 3

          Consolidated Statements of Operations  (Unaudited) for the
          Three Months Ended March 31, 2000 and 1999......................... 4

          Consolidated Statements of Stockholders' Equity (Unaudited)
          for the Three Months Ended March 31, 2000.......................... 5

          Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 2000 and 1999................. 6

          Notes to Consolidated Interim Financial Statements................. 8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............. 10

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk......................................... 13

PART II.  OTHER INFORMATION.................................................. 14

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                (Unaudited)
                                                                  March 31,          December 31,
                                                                    2000                 1999
                                                                  ---------           ---------
ASSETS
   Cash and equivalents                                           $   4,727           $   5,188
   Receivables
     Trade (net)                                                     39,076              62,240
     Notes and other                                                    284                 436
   Net data bank                                                    339,373             329,885
   Net oil and gas properties                                       151,378             150,166
   Net other property and equipment                                   2,373               2,421
   Investment in marketable securities                                  993                 993
   Prepaid expenses, deferred charges and other assets                4,420               4,590
                                                                  ---------           ---------

   TOTAL ASSETS                                                   $ 542,624           $ 555,919
                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                       $  39,057           $  49,785
   Income taxes payable                                                 141                 373
   Debt
     Senior Notes                                                   184,667             184,667
     Line of credit                                                  37,000              40,500
     Term loans                                                           -                  33
   Obligations under capital leases                                      33                  23
   Contingent payables                                                  274                 274
   Deferred income taxes                                             33,678              32,778
   Deferred revenue                                                   1,678               4,462
                                                                  ---------           ---------
TOTAL LIABILITIES                                                   296,528             312,895
                                                                  ---------           ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     5,000,000 shares; none issued                                        -                   -
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding
      24,321,131 and 24,285,795 at March 31, 2000
     and December 31,1999, respectively                                 243                 243
   Additional paid-in capital                                       147,727             147,549
   Retained earnings                                                112,622             110,117
   Treasury stock, 680,518 shares at cost at
     March 31, 2000 and December 31, 1999                            (6,279)             (6,279)
   Notes receivable from officers and employees                      (6,661)             (6,915)
   Accumulated other comprehensive loss                              (1,556)             (1,691)
                                                                  ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                          246,096             243,024
                                                                  ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 542,624           $ 555,919
                                                                  =========           =========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2000               1999
                                                                         --------           --------

REVENUE                                                                  $ 28,431           $ 37,881


EXPENSES
   Depreciation, depletion and amortization                                13,159             17,739
   Cost of sales                                                            1,650              1,292
   Selling, general and administrative expenses                             6,670              7,204
                                                                         --------           --------
                                                                           21,479             26,235
                                                                         --------           --------

INCOME FROM OPERATIONS                                                      6,952             11,646

Interest expense, net                                                      (3,098)            (2,163)
Equity in loss of affiliate                                                     -                (91)
Impairment due to dividend distribution
   of affiliate stock                                                           -             (7,794)
                                                                         --------           --------

Income before provision for income taxes                                    3,854              1,598
Provision for income taxes                                                  1,349                848
                                                                         --------           --------

NET INCOME                                                               $  2,505           $    750
                                                                         ========           ========

Net income per share:
   Basic                                                                 $    .11           $    .03
                                                                         ========           ========
   Diluted                                                               $    .11           $    .03
                                                                         ========           ========


Weighted average number of common and common equivalent shares:
   Basic                                                                   23,625             23,635
                                                                         ========           ========
   Diluted                                                                 23,743             23,945
                                                                         ========           ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)


                                                                                                       Notes
                                                                                                     Receivable   Accumulated
                                          Common Stock   Additional               Treasury Stock        from         Other
                          Comprehensive ----------------   Paid-In   Retained    -----------------   Officers &  Comprehensive
                             Income       Shares  Amount   Capital   Earnings    Shares     Amount    Employees      Income
                            ---------   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, December 31, 1998              23,804,508 $ 238   $ 141,826  $ 107,102  (175,818) $(2,977)   $ (8,651)   $       49
  Net proceeds from issuance
     of common stock                       481,287     5       5,126          -         -        -           -             -
  Tax reduction from exer-
     cise of stock options                       -     -         597          -         -        -           -             -
  Treasury stock purchased                       -     -           -          -  (504,700)  (3,302)          -             -
  Payments received on
     notes receivable from
     officers and employees                      -     -           -          -         -        -       1,736             -
  Distribution of Eagle Geo-
     physical, Inc.shares                        -     -           -     (6,365)        -        -           -             -
  Net income               $    9,380            -     -           -      9,380         -        -           -             -
  Foreign currency trans-
     lation adjustments          (695)           -     -           -          -         -        -           -          (695)
  Unrealized loss on
     marketable securities
     net of income
     tax benefit of $526       (1,045)           -     -           -          -         -        -           -        (1,045)
                             --------
  Comprehensive income     $    7,640
                             ========   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, December 31, 1999              24,285,795   243     147,549    110,117  (680,518)  (6,279)     (6,915)       (1,691)
  Net proceeds from issuance
     of common stock                        35,336     -         156          -         -        -           -             -
  Tax reduction from exer-
     cise of stock options                       -     -          22          -         -        -           -             -
  Payments received on
     notes receivable from
     officers and employees                      -     -           -          -         -        -         254             -
  Net income               $    2,505                                    2,505
  Foreign currency trans-
     lation adjustments           135            -     -           -          -         -        -           -           135
                             --------
  Comprehensive income     $    2,640
                             ========   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, March 31, 2000
       (unaudited)                      24,321,131 $ 243   $ 147,727  $ 112,622  (680,518) $(6,279)   $ (6,661)   $   (1,556)
                                        ========== =====   =========  =========  ========  =======    ========    ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                           Three Months Ended March 31,
                                                                            -------------------------
                                                                               2000           1999
                                                                            ---------      ----------
Cash flows from operating activities:
   Cash received from customers                                            $   48,811     $    42,579
   Cash paid to suppliers and employees                                       (14,515)        (12,426)
   Interest paid                                                               (4,223)           (840)
   Interest received                                                              258             199
   Income taxes paid                                                             (659)           (466)
                                                                            ---------      ----------
     Net cash provided by operating activities                                 29,672          29,046
                                                                            ---------      ----------

Cash flows from investing activities:
   Cash invested in seismic data                                              (20,587)        (62,623)
   Cash invested in oil and gas properties                                     (5,639)        (10,786)
   Cash paid to acquire property and equipment                                   (186)           (143)
   Deferred IPO costs                                                            (759)              -
                                                                            ---------      ----------
     Net cash used in investing activities                                    (27,171)        (73,552)
                                                                            ---------      ----------

Cash flows from financing activities:
   Borrowings under line of credit agreement                                   14,900          18,323
   Principal payments under line of credit                                    (18,400)       (103,823)
   Principal payments on term loans                                               (33)            (41)
   Principal payments under capital lease obligations                             (12)            (18)
   Proceeds from issuance of senior notes                                           -         138,000
   Proceeds from issuance of common stock                                         158              45
   Costs of debt and equity transactions                                           (2)         (2,018)
   Payments on notes receivable from officers and employees                       254             339
                                                                            ---------      ----------
     Net cash provided (used) by financing activities                          (3,135)         50,807
                                                                            ---------      ----------

Effect of exchange rate changes                                                   173             (30)
                                                                            ---------      ----------

Net increase (decrease) in cash and equivalents                                  (461)          6,271

Cash and cash equivalents at beginning of period                                5,188           3,161
                                                                            ---------      ----------

Cash and equivalents at end of period                                      $    4,727     $     9,432
                                                                            =========      ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)

                                                                               Three Months Ended March 31,
                                                                               ---------------------------
                                                                                 2000               1999
                                                                               --------           --------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                     $  2,505           $    750
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Impairment due to dividend distribution of affiliate stock                         -              7,794
   Depreciation, depletion and amortization                                      13,159             17,739
   Deferred income tax provision (benefit)                                          900             (2,307)
   Non-cash sales                                                                     -             (4,035)
   Equity in loss of affiliate                                                        -                 91
   Decrease in receivables                                                       23,316             12,684
   Decrease in other assets                                                         289                486
   Decrease in accounts payable and other liabilities                           (10,497)            (4,156)
                                                                               --------           --------
     Total adjustments                                                           27,167             28,296
                                                                               --------           --------

Net cash provided by operating activities                                      $ 29,672           $ 29,046
                                                                               ========           ========



Supplemental schedule of non-cash investing and financing activities:
   Dividend payable of affiliate stock                                         $      -           $  6,365
                                                                               ========           ========
   Capital lease obligations incurred                                          $     22           $      -
                                                                               ========           ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

NOTE B-EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially diluted securities. Earnings per share computations to reconcile basic and diluted net income for the three months ended March 31, 2000 and 1999 consist of the following (in thousands except per share amounts):

                                                            Three Months Ended March 31,
                                                         ------------------------------------
                                                            2000                      1999
                                                         ----------                ----------

Net income                                               $    2,505                $      750
                                                         ==========                ==========

Basic weighted average shares                                23,625                    23,635
Effect of dilutive securities: (1)<F1>
   Options and warrants                                         118                       310
                                                         ----------                ----------
Diluted weighted average shares                              23,743                    23,945
                                                         ==========                ==========
Per share income:
   Basic                                                 $      .11                $      .03
   Diluted                                               $      .11                $      .03
-------------------

(1)<F1> A weighted average quarter-to-date number of options and warrants to purchase 6,159,000 and 4,758,000 shares of common stock were outstanding during the first quarter of 2000 and 1999, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

NOTE C-DATA BANK

         Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 88%) of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. Management estimates that 90% of the costs incurred in the creation of seismic data is amortized within five years of such data becoming available for resale for two-dimensional seismic data and within seven years of such data becoming available for resale for three-dimensional seismic data. If anticipated sales fall below expectations, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or ten-year straight-line method. As of March 31, 2000, almost all (96%) of the net costs of the Company's data bank are expected to be fully amortized within 10 years from when such data becomes available for resale.

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

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the three months ended March 31, 2000 and 1999, exploration and development related overhead costs of $478,000 and $479,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the three months ended March 31, 2000 and 1999, interest costs of $745,000 and $775,000, respectively, have been capitalized to oil and gas properties.

NOTE E-INDUSTRY SEGMENTS

         SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information as of and for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                                                Exploration
                                                                                    and              Total
                                                                 Seismic         Production        Segments
                                                                ---------        ---------        ----------
As of and for the three months ended March 31, 2000
---------------------------------------------------
Revenue from external purchasers                                $  23,019        $   5,412        $  28,431
Depreciation, depletion
  and amortization                                                 10,288            2,572           12,860
Cost of sales                                                          77            1,573            1,650
Segment operating income                                           12,654            1,267           13,921
Capital expenditures (a)<F1>                                       19,758            3,809           23,567
Assets                                                            380,574          156,913          537,487

As of and for the three months ended March 31, 1999
---------------------------------------------------
Revenue from external purchasers                                $  33,922        $   3,959        $  37,881
Depreciation, depletion
  and amortization                                                 15,378            2,081           17,459
Cost of sales                                                          65            1,227            1,292
Segment operating income                                           18,479              651           19,130
Capital expenditures (a)<F1>                                       55,789            9,699           65,488
Assets                                                            347,358          161,947          509,305

(a)<F1>  Includes other ancillary equipment.

                                                                                Three months ended March 31,
                                                                                 --------------------------
                                                                                  2000             999
                                                                                 ---------        ---------
Income before income taxes:
     Total reportable segment operating income                                   $  13,921        $  19,130
     Selling general and administrative expense                                     (6,670)          (7,204)
     Interest expense, net                                                          (3,098)          (2,163)
     Equity in loss of affiliate                                                         -              (91)
     Impairment due to dividend distribution of affiliate stock                          -           (7,794)
     Eliminations and other                                                           (299)            (280)
                                                                                 ---------        ---------
     Income before income taxes                                                  $   3,854         $  1,598
                                                                                 =========        =========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's income from core seismic marketing and exploration and production operations was $2,505,000 for the first quarter of 2000 as compared to $5,875,000 for the first quarter of 1999. Additionally, in the first quarter of 1999, the Company recorded a non-cash, non-operating loss on the dividend distribution of affiliate stock totaling $5,066,000, net of tax, along with equity in loss of affiliate of $59,000, net of tax, bringing first quarter 1999 net income to $750,000.

RESULTS OF OPERATIONS

         Total revenue was $28,431,000 and $37,881,000 in the first quarters of 2000 and 1999, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

         Revenue from the marketing of seismic data was $23,019,000 in the first quarter of 2000 compared to $33,922,000 in the first quarter of 1999. In May 1999, the Company made a management decision to focus its marketing team on licensing of existing data that would generate current cash flow. Management continued this decision to limit data creation in the first quarter of 2000, which was the primary reason for lower seismic revenue than in the first quarter of 1999.

         Net volume and price information for the Company's oil and gas production for the first quarters of 2000 and 1999 is summarized in the following table:

                                                                    Quarter Ended
                                                                      March 31,
                                                        ----------------------------------
                                                           2000                     1999
                                                        ---------               ----------
Natural gas volumes (mmcf)                                  1,305                    1,630
Average natural gas price ($/mcf)                       $    2.75               $     1.85
Crude oil/condensate volumes (mbbl)                            70                       84
Average crude oil/condensate price ($/bbl)              $   25.27               $    10.12

         Oil and gas revenue was $5,412,000 in the first quarter of 2000 compared to $3,959,000 in the first quarter of 1999. The increase in oil and gas revenue was primarily attributable to higher market prices in the 2000 quarter offset by lower production volumes as compared to the first quarter of 1999. The decline in oil and gas production was primarily due to normal production declines experienced on several of the Company's older wells as well as a decline related to a group of wells that was sold in July 1999. These declines were partially offset by production from newer wells.

         Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization was $10,288,000 in the first quarter of 2000 compared to $15,378,000 in the first quarter of 1999. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 46% for the first quarters of 2000 and 1999. See Note C for a discussion of the Company's seismic data amortization policy.

         Depletion of oil and gas properties was $2,572,000 in the first quarter of 2000 compared to $2,081,000 for the first quarter of 1999, which amounted to $1.49 and $.98, respectively, per mcfe of gas produced during such periods. The rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increase in the rate was primarily due to lower proved reserves at March 31, 2000 than at March 31, 1999.

         Cost of sales consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $1,573,000 or $.91 per mcfe of gas produced in the first quarter of 2000 compared to $1,227,000, or $.57 per mcfe of gas produced in the first quarter of 1999. The increase in this rate was primarily due to workover costs related to two wells in the first quarter of 2000 being higher than the workover costs incurred in the first quarter of 1999.

         The Company's selling, general and administrative expenses were $6,670,000 in the first quarter of 2000 compared to $7,204,000 in the first quarter of 1999. This decrease primarily resulted from a decrease in variable expenses related to revenue and pretax profits which was partially offset by an increase in overhead costs due to the growth of the Company's operations in Canada between periods and certain nonrecurring costs in 2000.

         Net interest expense was $3,098,000 in the first quarter of 2000 compared to $2,163,000 in the first quarter of 1999. The increase was primarily due to the series of senior notes totaling $138 million being outstanding for the entire first quarter of 2000 whereas they were only outstanding for one-half of the first quarter of 1999.

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

         The Company's effective income tax rate was 35% for the first quarter of 2000 compared to 53% for the first quarter of 1999. Income tax expense in the first quarter of 1999 consisted of two items: (1) income tax expense on income from core operations at the Company's estimated annual tax rate of 38% offset by
(2) income tax benefit on the non-recurring loss on dividend distribution of affiliate stock at the tax rate of 35%. The net of these two items resulted in the higher effective tax rate.

Liquidity and Capital Resources

         The Company's cash flow from operations was $ 29,672,000 and $29,046,000 for the three months ended March 31, 2000 and 1999, respectively. The small increase from 1999 to 2000 was primarily attributable to an increase in collections from customers partially offset by an increase in payments to suppliers and employees and increased interest expense paid.

         The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1 1/2%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. Certain restrictions exist that limit the amount of borrowing that the Company can make under this facility. The balance outstanding on the revolving line of credit at May 11, 2000 was $38 million bearing an average interest rate of 6.96%.

         On November 9, 1999, the Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into revolving credit facilities which allow it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. Olympic did not have any amounts outstanding under this line of credit at March 31, 2000, or May 11, 2000. Olympic is not a party to any of the debt held by Seitel, Inc.

         On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on all series of the notes is payable semi-annually on February 15 and August 15. As of May 11, 2000, the balance outstanding on the Series D, E and F Notes was $138 million.

         On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. As of May 11, 2000, the balance outstanding on the Series A, B, and C Notes was $46,667,000.

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

         From January 1, 2000, through May 11, 2000, the Company received $142,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $22,000 in tax savings.

         In November 1999, the Company's 19% owned subsidiary, Vision Energy, filed a registration statement with the SEC to accomplish the spin-off of DDD Energy through an initial public offering. In the proposed offering, Vision Energy would acquire all of the stock of DDD Energy from the Company in exchange for the issuance of shares of Vision Energy stock to the Company, and the Company would sell most of these Vision Energy shares in the public offering for cash. Completion of the offering is expected to occur during the last half of 2000; however, its completion is dependent upon market conditions and other factors. As of March 31, 2000, the Company had incurred costs related to this offering totaling $956,000 which are included in prepaid expenses in the Company's balance sheet as of March 31, 2000. The Company continues to explore opportunities to maximize the value of DDD Energy. The Company intends to use the cash proceeds from the spin-off of DDD Energy to reduce debt and provide funds for seismic data bank capital expenditures.

         During November and December 1999, the Company repurchased 504,700 shares of its common stock in the open market at a cost of $3,302,000, pursuant to a stock repurchase program authorized by the Board of Directors in 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock. As of May 11, 2000, the Company has repurchased a total of 679,700 shares of its common stock at a cost of $6,275,000 since 1997 under this plan.

         During the first three months of 2000, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $19,758,000 and $3,783,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the exercise of common stock purchase warrants and options and, borrowings under the Company's revolving line of credit.

         Currently, the Company anticipates capital expenditures to total approximately $50 million for seismic data bank additions for the remainder of 2000 and a range of approximately $7 to $16 million for oil and gas exploration and development efforts for the remainder of 2000 depending upon the timing of the proposed offering. The Company believes its current cash balances, revenues from operating sources and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2000 capital expenditures, along with expenditures for operating and general and administrative expenses. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2000, the Company could arrange for additional debt or equity financing during 2000; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources. Upon consummation of the proposed spin-off of DDD Energy, proceeds from such offering would be used to reduce debt and provide funds for additional seismic data bank capital expenditures.

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

Information Regarding Forward Looking Statements

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the year ended December 31, 1999 for a detailed discussion of these risks. The following information discusses changes in the Company's market risk exposures since December 31, 1999.

Commodity Price Risk

         During the first quarter of 2000, the Company recognized net hedging losses of $62,000. As of March 31, 2000, the Company had open commodity price hedges totaling 1,375,000 MMBtu at an average price of $2.52 per MMBtu and 15,000 barrels at an average price of $27.30 per barrel.

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


Foreign Currency Exchange Rate Risk

         The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. On March 31, 2000, the Company entered into forward exchange contracts to hedge a portion of its foreign currency exchange risk related to its Canadian activities. As of March 31, 2000, the Company had open forward exchange contracts totaling $13 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in equal amounts of $1 million (Canadian dollars) each month from April 2000 to April 2001. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.

                           PART II - OTHER INFORMATION

Items 1., 2., 3., 4., and 5.   Not applicable.
----------------------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits
                 10.1 Common Stock Purchase Warrant Certificate for the purchase of 90,000 shares of Seitel, Inc. Common Stock issued to Kevin S. Fiur

          (b)    Not applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SEITEL, INC.




Dated:    May 12, 2000           /s/  Paul A. Frame
                                      -------------------------------------
                                      Paul A. Frame
                                      President




Dated:    May 12, 2000           /s/  Debra D. Valice
                                      -------------------------------------
                                      Debra D. Valice
                                      Chief Financial Officer




Dated:    May 12, 2000           /s/  Marcia H. Kendrick
                                      -------------------------------------
                                      Marcia H. Kendrick
                                      Chief Accounting Officer

                                     EXHIBIT
                                      INDEX
-------  ------------------------------------------------------------    -------
Exhibit              Title                                                Page
                                                                         Number
-------  ------------------------------------------------------------    -------

10.1     Common Stock Purchase  Warrant  Certificate for the purchase       17
         of 90,000 shares of 17 Seitel,  Inc.  Common Stock issued to
         Kevin S. Fiur