Form 10-Q
period 2000-06-30
SEITEL INC
filed 2000-08-14
CIK 750813

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------

                                    FORM 10-Q



-------
  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

As of August 10, 2000 there were 24,030,581 shares of the Company's common stock, par value $.01 per share outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2000 (Unaudited) and December 31, 1999..................    3

         Consolidated Statements of Income (Unaudited)
         for the Three Months Ended June 30, 2000 and 1999................    4

         Consolidated Statements of Income (Unaudited)
         for the Six Months Ended June 30, 2000 and 1999..................    5

         Consolidated Statements of Stockholders' Equity
         for the Six Months Ended June 30, 2000 (Unaudited)
         and for the year ended December 31, 1999.........................    6

         Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months Ended June 30, 2000 and 1999..................    7

         Notes to Consolidated Interim Financial Statements (Unaudited)...    9

         Item 2.     Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................    12

         Item 3.     Quantitative and Qualitative
         Disclosures About Market Risk....................................    17

PART II. OTHER INFORMATION................................................    17

                          PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                  (Unaudited)
                                                                   June 30,          December 31,
                                                                     2000                1999
                                                                   ---------           ---------
ASSETS
   Cash and equivalents                                            $   1,863           $   5,188
   Receivables
     Trade, net of allowance                                          53,419              62,240
     Notes and other                                                     366                 436
   Net data bank                                                     342,303             329,885
   Net oil and gas properties                                        152,841             150,166
   Net other property and equipment                                    2,227               2,421
   Investment in marketable securities                                 1,508                 993
   Prepaid expenses, deferred charges and other assets                 5,030               4,590
                                                                   ---------           ---------

   TOTAL ASSETS                                                    $ 559,557           $ 555,919
                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                        $  44,336           $  49,785
   Income taxes payable                                                1,915                 373
   Debt
     Senior Notes                                                    184,667             184,667
     Lines of credit                                                  42,498              40,500
     Term loans                                                           --                  33
   Obligations under capital leases                                       24                  23
   Contingent payables                                                   274                 274
   Deferred income taxes                                              34,259              32,778
   Deferred revenue                                                      175               4,462
                                                                   ---------           ---------
TOTAL LIABILITIES                                                    308,148             312,895
                                                                   ---------           ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
     5,000,000 shares; none issued                                        --                  --
   Common stock, par value $.01 per share; authorized
     50,000,000 shares; issued and outstanding
     24,321,131 and 24,285,795 at June 30, 2000
     and December 31,1999, respectively                                  243                 243
   Additional paid-in capital                                        147,727             147,549
   Retained earnings                                                 113,497             110,117
   Treasury stock, 305,518 and 680,518 shares at cost
     at June 30, 2000 and December 31, 1999, respectively             (2,818)             (6,279)
   Notes receivable from officers and employees                       (6,415)             (6,915)
   Accumulated other comprehensive income (loss)                        (825)             (1,691)
                                                                   ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                           251,409             243,024
                                                                   ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 559,557           $ 555,919
                                                                   =========           =========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                                         Three Months Ended June 30,
                                                                         ---------------------------
                                                                           2000               1999
                                                                         --------           --------

REVENUE                                                                  $ 40,067           $ 34,127


EXPENSES
   Depreciation, depletion and amortization                                18,722             15,048
   Cost of sales                                                            1,557              1,187
   Selling, general and administrative expenses                             8,011              7,278
   Restructuring charge                                                     4,394                 --
                                                                         --------           --------
                                                                           32,684             23,513
                                                                         --------           --------

INCOME FROM OPERATIONS                                                      7,383             10,614

Interest expense, net                                                      (3,143)            (2,860)
                                                                         --------           --------

Income before provision for income taxes                                    4,240              7,754

Provision for income taxes                                                  2,374              2,879
                                                                         --------           --------

NET INCOME                                                               $  1,866           $  4,875
                                                                         ========           ========

Net income per share:
   Basic                                                                 $    .08           $    .20
                                                                         ========           ========
   Diluted                                                               $    .08           $    .20
                                                                         ========           ========


Weighted average number of common and common equivalent shares:
   Basic                                                                   23,661             23,809
                                                                         ========           ========
   Diluted                                                                 23,751             24,844
                                                                         ========           ========

                 The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                                          Six Months Ended June 30,
                                                                         ---------------------------
                                                                           2000               1999
                                                                         --------           --------

REVENUE                                                                  $ 68,498           $ 72,008


EXPENSES
   Depreciation, depletion and amortization                                31,881             32,787
   Cost of sales                                                            3,207              2,479
   Selling, general and administrative expenses                            14,681             14,482
   Restructuring charge                                                     4,394                 --
                                                                         --------           --------
                                                                           54,163             49,748
                                                                         --------           --------

INCOME FROM OPERATIONS                                                     14,335             22,260

Interest expense, net                                                      (6,241)            (5,023)
Equity in loss of affiliate                                                    --                (91)
Impairment due to dividend distribution
   of affiliate stock                                                          --             (7,794)
                                                                         --------           --------

Income before provision for income taxes                                    8,094              9,352
Provision for income taxes                                                  3,723              3,727
                                                                         --------           --------

NET INCOME                                                               $  4,371           $  5,625
                                                                         ========           ========

Net income per share:
   Basic                                                                 $    .18           $    .24
                                                                         ========           ========
   Diluted                                                               $    .18           $    .23
                                                                         ========           ========


Weighted average number of common and common equivalent shares:
   Basic                                                                   23,643             23,720
                                                                         ========           ========
   Diluted                                                                 23,747             24,318
                                                                         ========           ========

                 The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)


                                                                                                       Notes
                                                                                                     Receivable   Accumulated
                                          Common Stock   Additional               Treasury Stock        from         Other
                          Comprehensive ----------------   Paid-In   Retained    -----------------   Officers &  Comprehensive
                             Income       Shares  Amount   Capital   Earnings    Shares     Amount    Employees      Income
                            ---------   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, December 31, 1998              23,804,508 $ 238   $ 141,826  $ 107,102  (175,818) $(2,977)   $ (8,651)   $       49
  Net proceeds from issuance
     of common stock                       481,287     5       5,126          -         -        -           -             -
  Tax reduction from exer-
     cise of stock options                       -     -         597          -         -        -           -             -
  Treasury stock purchased                       -     -           -          -  (504,700)  (3,302)          -             -
  Payments received on
     notes receivable from
     officers and employees                      -     -           -          -         -        -       1,736             -
  Distribution of Eagle Geo-
     physical, Inc.shares                        -     -           -     (6,365)        -        -           -             -
  Net income               $    9,380            -     -           -      9,380         -        -           -             -
  Foreign currency trans-
     lation adjustments          (695)           -     -           -          -         -        -           -          (695)
  Unrealized loss on
     marketable securities
     net of income
     tax benefit of $526       (1,045)           -     -           -          -         -        -           -        (1,045)
                             --------
  Comprehensive income     $    7,640
                             ========   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, December 31, 1999              24,285,795   243     147,549    110,117  (680,518)  (6,279)     (6,915)       (1,691)
  Net proceeds from issuance
     of common stock                        35,336     -         156          -         -        -           -             -
  Tax reduction from exer-
     cise of stock options                       -     -          22          -         -        -           -             -
  Issuance of shares in
     connection with
     restructuring                               -     -           -       (991)  375,000    3,461           -             -
  Payments received on
     notes receivable from
     officers and employees                      -     -           -          -         -        -         500             -
  Net income               $    4,371                                     4,371
  Foreign currency trans-
     lation adjustments           523            -     -           -          -         -        -           -           523
  Unrealized gain on mar-
     ketable securities
     net of income tax
     expense of $172              343            -     -           -          -         -        -           -           343
                             --------
  Comprehensive income     $    5,237
                             ========   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, June 30, 2000
       (unaudited)                      24,321,131 $ 243   $ 147,727  $ 113,497  (305,518) $(2,818)   $ (6,415)   $     (825)
                                        ========== =====   =========  =========  ========  =======    ========    ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                      Six Months Ended June 30,
                                                                     --------------------------
                                                                       2000              1999
                                                                     --------          --------
Cash flows from operating activities:
   Cash received from customers                                      $ 73,032          $ 70,882
   Cash paid to suppliers and employees                               (22,181)          (18,962)
   Interest paid                                                       (6,621)           (1,683)
   Interest received                                                      392               327
   Income taxes paid                                                     (720)           (1,766)
                                                                     --------          --------
     Net cash provided by operating activities                         43,902            48,798
                                                                     --------          --------

Cash flows from investing activities:
   Cash invested in seismic data                                      (38,503)          (92,291)
   Cash invested in oil and gas properties                            (10,647)          (22,360)
   Cash paid to acquire property and equipment                           (288)             (616)
   Deferred IPO Costs                                                    (889)               --
   Investment in marketable securities                                     --            (3,043)
                                                                     --------          --------
     Net cash used in investing activities                            (50,327)         (118,310)
                                                                     --------          --------

Cash flows from financing activities:
   Borrowings under line of credit agreement                           26,697            40,282
   Principal payments under line of credit                            (24,699)         (113,470)
   Principal payments on term loans                                       (33)              (74)
   Principal payments on capital lease obligations                        (21)              (18)
   Proceeds from issuance of senior notes                                  --           138,000
   Proceeds from issuance of common stock                                 158             5,175
   Costs of debt and equity transactions                                   (2)           (2,034)
   Payments on notes receivable from officers and employees               500             1,241
                                                                     --------          --------
     Net cash provided by financing activities                          2,600            69,102
                                                                     --------          --------

Effect of exchange rate changes                                           500                25
                                                                     --------          --------

Net decrease in cash and equivalents                                   (3,325)             (385)

Cash and equivalents at beginning of period                             5,188             3,161
                                                                     --------          --------

Cash and equivalents at end of period                                $  1,863          $  2,776
                                                                     ========          ========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)

                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                 2000               1999
                                                                               --------           --------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                     $  4,371           $  5,625
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Impairment due to dividend distribution of
     affiliate stock                                                                 --              7,794
   Depreciation, depletion and amortization                                      31,888             32,787
   Restructuring charge                                                           2,470                 --
   Deferred income tax provision                                                  1,450              1,938
   Non-cash sales                                                                    --             (6,363)
   Equity in loss of affiliate                                                       --                 91
   Decrease in receivables                                                        8,891             10,291
   Increase in other assets                                                        (356)              (288)
   Decrease in accounts payable and other liabilities                            (4,812)            (3,077)
                                                                               --------           --------
     Total adjustments                                                           39,531             43,173
                                                                               --------           --------


Net cash provided by operating activities                                      $ 43,902           $ 48,798
                                                                               ========           ========



Supplemental schedule of non-cash investing and financing activities:
   Dividend distribution of affiliate stock                                    $     --           $  6,365
                                                                               ========           ========
   Capital lease obligations incurred                                          $     22           $     --
                                                                               ========           ========


                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

NOTE B-EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted net income for the three and six months ended June 30, 2000 and 1999 consist of the following (in thousands except per share amounts):

                                               Three Months Ended                 Six Months Ended
                                                    June 30,                           June 30,
                                            ------------------------          ------------------------
                                             2000             1999             2000             1999
                                            -------          -------          -------          -------
Net income                                  $ 1,866          $ 4,875          $ 4,371          $ 5,625
                                            =======          =======          =======          =======

Basic weighted average shares                23,661           23,809           23,643           23,720
Effect of dilutive securities: (1)<F1>
   Options and warrants                          90            1,035              104              598
                                            -------          -------          -------          -------
Diluted weighted average shares              23,751           24,844           23,747           24,318
                                            =======          =======          =======          =======
Net income per share:
   Basic                                    $   .08          $   .20          $   .18          $   .24
   Diluted                                  $   .08          $   .20          $   .18          $   .23
                                                                                               -------
-------------------------

(1)<F1> During the second quarter of 2000 and 1999 and the first six months of 2000 and 1999, a weighted average number of options and warrants to purchase 6,169,000, 342,000, 6,208,000, and 265,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares.

NOTE C-DATA BANK

         Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 89%) of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. Management estimates that 90% of the costs incurred in the creation of seismic data is amortized within five years of such data becoming available for resale for two-dimensional seismic data and within seven years of such data becoming available for resale for three-dimensional seismic data. If anticipated sales fall below expectations, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or ten-year straight-line method. As of June 30, 2000, almost all (97%) of the net costs of the Company's data bank are expected to be fully amortized within 10 years from when such data becomes available for resale.

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

NOTE D-OIL AND GAS PROPERTIES

         The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the six months ended June 30, 2000 and 1999, exploration and development related overhead costs of $946,000 and $973,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the six months ended June 30, 2000 and 1999, interest costs of $1,484,000 and $1,582,000, respectively, have been capitalized to oil and gas properties.

         In August 2000, the Company sold its working interest in 8 producing oil and gas wells and associated leasehold for proceeds of $16.9 million or approximately $12.6 million, net of revenues and costs. In accordance with full cost accounting rules, proceeds from the sale of oil and gas properties are accounted for as a reduction of capitalized costs.

NOTE E-RESTRUCTURING


         On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in the second quarter of 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned.

NOTE F-INDUSTRY SEGMENTS

         SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                           Exploration
                                                              and              Total
                                           Seismic         Production         Segments
                                          --------          --------          --------
Three months ended June 30, 2000
--------------------------------
Revenue from external purchasers          $ 33,980          $  6,087          $ 40,067
Depreciation, depletion
  and amortization                          15,461             2,970            18,431
Cost of sales                                  403             1,154             1,557
Segment operating income                    18,116             1,963            20,079
Capital expenditures (a)<F1>                18,318             4,433            22,751
Assets                                     392,132           159,740           551,872

Three months ended June 30, 1999
--------------------------------
Revenue from external purchasers          $ 29,540          $  4,587          $ 34,127
Depreciation, depletion
  and amortization                          12,702             2,057            14,759
Cost of sales                                   66             1,121             1,187
Segment operating income                    16,772             1,409            18,181
Capital expenditures (a)<F1>                23,414             4,426            27,840
Assets                                     365,473           163,988           529,461

Six months ended June 30, 2000
------------------------------
Revenue from external purchasers          $ 56,999          $ 11,499          $ 68,498
Depreciation, depletion
  and amortization                          25,749             5,542            31,291
Cost of sales                                  480             2,727             3,207
Segment operating income                    30,770             3,230            34,000
Capital expenditures (a)<F1>                38,076             8,242            46,318
Assets                                     392,132           159,740           551,872

Six months ended June 30, 1999
------------------------------
Revenue from external purchasers          $ 63,462          $  8,546          $ 72,008
Depreciation, depletion
  and amortization                          28,080             4,138            32,218
Cost of sales                                  131             2,348             2,479
Segment operating income                    35,251             2,060            37,311
Capital expenditures (a)<F1>                79,203            14,125            93,328
Assets                                     365,473           163,988           529,461

(a)<F1>  Includes other ancillary equipment.

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                ------------------------          ------------------------
                                                                 2000             1999             2000              1999
                                                                -------          -------          -------          -------
Income from continuing operations before income taxes:
     Total reportable segment operating income                  $20,079          $18,181          $34,000          $37,311
     Selling general and administrative expense                  (8,011)          (7,278)         (14,681)         (14,482)
     Restructuring charge                                        (4,394)              --           (4,394)              --
     Interest expense, net                                       (3,143)          (2,860)          (6,241)          (5,023)
     Equity in loss of affiliate                                     --               --               --              (91)
     Impairment due to dividend distribution of
       affiliate stock                                               --               --               --           (7,794)
     Eliminations and other                                        (291)            (289)            (590)            (569)
                                                                -------          -------          -------          -------
     Income from continuing operations before
       income taxes                                             $ 4,240          $ 7,754          $ 8,094          $ 9,352
                                                                =======          =======          =======          =======


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's income from core seismic marketing and exploration and production operations was $5,609,000 for the second quarter of 2000 and $8,114,000 for the six months ended June 30, 2000 as compared to $4,875,000 for the second quarter of 1999 and $10,750,000 for the six months ended June 30, 1999. Additionally, in the second quarter and first six months of 2000, the Company recorded a non-recurring restructuring charge of $3,743,000, net of tax, bringing net income for the second quarter and first six months of 2000 to $1,866,000 and $4,371,000, respectively. Additionally, in the first six months of 1999, the Company recorded a non-cash, non-operating loss on the dividend distribution of affiliate stock totaling $5,066,000, net of tax, along with equity in loss of affiliate of $59,000, net of tax, bringing net income for the six months ended June 30, 1999 to $5,625,000.

RESULTS OF OPERATIONS

         Total revenue was $40,067,000 and $34,127,000 in the second quarters of 2000 and 1999, respectively, and $68,498,000 and $72,008,000 in the first six months of 2000 and 1999, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

         Revenue from the marketing of seismic data was $33,980,000 in the second quarter of 2000 compared to $29,540,000 in the second quarter of 1999. This increase in revenue was primarily due to an increase in licensing of existing data from the Company's data library. Revenue from the marketing of seismic data was $56,999,000 in the first six months of 2000 compared to $63,462,000 in the first six months of 1999. In May 1999, the Company made a management decision to focus its marketing team on licensing existing data that would generate current cash flow. Management continued this decision to limit data creation in the first half of 2000, which was the primary reason for lower seismic revenue than in the first half of 1999. However, with the increase in demand for seismic data that the Company has experienced since mid-June, the Company has started to commit more capital to new data creation beginning in the third quarter of 2000.

         Net volume and price information for the Company's oil and gas production for the second quarters and first six months of 2000 and 1999 are summarized in the following table:

                                                           Quarter Ended                         Six Months Ended
                                                             June 30,                                June 30,
                                                    ----------------------------          ----------------------------
                                                      2000               1999               2000                1999
                                                    ---------          ---------          ---------          ---------

Natural gas volumes (mmcf)                              1,305              1,446              2,610              3,076
Average natural gas price ($/mcf)                   $    3.01          $    2.16          $    2.88          $    2.00
Crude oil/condensate volumes (mbbl)                        83                 97                153                181
Average crude oil/condensate price ($/bbl)          $   25.24          $   14.45          $   25.25          $   12.44

         Oil and gas revenue was $6,087,000 in the second quarter of 2000 compared to $4,587,000 in the second quarter of 1999 and was $11,499,000 in the first six months of 2000 compared to $8,546,000 in the first six months of 1999. The increase in oil and gas revenue was attributable to higher market prices in 2000 offset by lower production volumes as compared to the second quarter and first half of 1999. The decline in oil and gas production was primarily due to normal production declines experienced on several of the Company's older wells as well as a decline related to a group of wells that was sold in July 1999. These declines were partially offset by production from newer wells.

         Oil and gas revenue includes losses from hedging activities of $851,000 in the second quarter of 2000 and $102,000 in the second quarter of 1999. The loss from hedging activities for the six months ended June 30, 2000 and 1999 was $913,000 and $102,000 respectively. The Company's hedges expire in August 2000.

         In August 2000, the Company sold its interest in 8 producing oil and gas wells and associated leasehold for proceeds of $16.9 million or approximately $12.6 million, net of revenues and costs. Production from these wells totaled approximately 12,000 barrels of oil and 485 mmcf in the second quarter of 2000.

         Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization was $15,461,000 during the second quarter of 2000 compared to $12,702,000 during the second quarter of 1999 and was $25,749,000 during the first six months of 2000 compared to $28,080,000 during the first six months of 1999. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 46% and 44% for the second quarters of 2000 and 1999, respectively, and was 46% and 45% for the first six months of 2000 and 1999, respectively. See Note C for a discussion of the Company's seismic data amortization policy.

         Depletion of oil and gas properties was $2,970,000 for the second quarter of 2000 compared to $2,057,000 for the second quarter of 1999, which amounted to $1.65 and $1.01, respectively, per mcfe of gas produced during such periods. For the six months ended June 30, 2000 and 1999, depletion of oil and gas properties was $5,542,000 and $4,138,000, respectively, which amounted to $1.57 and $.99, respectively, per mcfe of gas produced during such periods. The depletion rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increase in the rate between periods was primarily due to lower proved reserves at June 30, 2000 than at June 30, 1999.

         Cost of sales primarily consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $1,154,000 or $.64 per mcfe of gas produced in the second quarter of 2000 compared to $1,121,000, or $.55 per mcfe of gas produced in the second quarter of 1999. Oil and gas production costs amounted to $2,727,000 or $.77 per mcfe of gas produced in the first six months of 2000 compared to $2,348,000 or $.56 per mcfe of gas produced in the first six months of 1999. The increase in this rate between periods was primarily due to higher workover costs incurred in 2000 and higher production taxes in 2000 due to higher oil and gas prices.

         The Company's selling, general and administrative expenses were $8,011,000 and $14,681,000 during the second quarter and first six months of 2000, respectively, compared to $7,278,000 and $14,482,000 during the second quarter and first six months of 1999, respectively. The increases primarily resulted from an increase in overhead costs due to the growth of the Company's operations in Canada between periods and certain nonrecurring costs incurred in the first quarter of 2000, partially offset by a decrease in variable expenses related to revenue and pre-tax profits. As a percentage of total revenue, these expenses were 20% and 21% for the second quarter and first six months of 2000, respectively, and 21% and 20% for the second quarter and first six months of 1999, respectively.

         Net interest expense was $3,143,000 and $6,241,000 in the second quarter and first six months of 2000, respectively, compared to $2,860,000 and $5,023,000 in the second quarter and first six months of 1999, respectively. The increase between periods was primarily due to an increase in interest expense on the Company's revolving line of credit due to higher amounts outstanding in the second quarter of 2000 partially offset by lower interest expense on the Company's Series A, B, and C Senior Notes as a result of $18.3 million of principal payments made in December 1999. Additionally, for the six months ended June 30, 2000, the Series D, E, and F Senior Notes totaling $138 million were outstanding for the entire period, whereas in 1999 they were only outstanding for 4-1/2 months, resulting in increased interest expense in 2000 as compared to 1999.

         On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in the second quarter of 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned.

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

         The Company's effective income tax rate was 56% and 46% for the second quarter and first six months of 2000, respectively, compared to 37% and 40% for the second quarter and first six months of 1999, respectively. Income tax expense in the second quarter and the first six months of 2000, consisted of two items: (1) income tax expense on income from core operations before restructuring charge at the Company's estimated annual tax rate of 35% offset by
(2) income tax benefit on the restructuring charge totaling $651,000, which represented 15% of the restructuring charge. The Company will only receive a tax benefit on the restructuring charge of $651,000 due to limitations imposed by
Section 162(m) of the Internal Revenue Code. Income tax expense in the first six months of 1999 consisted of two items: (1) income tax expense on income from core operations at the Company's estimated annual tax rate of 38% offset by (2) income tax benefit on the non-recurring loss on dividend distribution of affiliate stock at the tax rate of 35%. The net of these items resulted in the higher effective tax rates. The lower estimated tax rate on 2000 income before special items was primarily due to lower taxes estimated for Canadian operations in 2000 as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $43,902,000 and $48,798,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease from 1999 to 2000 was primarily attributable to an increase in interest expense paid.

         The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1 1/2%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. Certain restrictions exist that limit the amount of borrowing that the Company can make under this facility. The balance outstanding on this revolving line of credit at August 10, 2000 was $30.5 million bearing an average interest rate of 7.38%.

         On November 9, 1999, the Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into revolving credit facilities which allow it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of August 10, 2000, no amounts were outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

         On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on all series of the notes is payable semi-annually on February 15 and August 15. As of August 10, 2000, the balance outstanding on the Series D, E and F Notes was $138 million.

         On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. As of August 10, 2000, the balance outstanding on the Series A, B, and C Notes was $46,667,000.

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

         From January 1, 2000, through August 10, 2000, the Company received $318,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $31,000 in tax savings.

         In August 2000, the Company's wholly-owned subsidiary, DDD Energy, Inc., sold its working interest in 8 producing oil and gas wells and associated leasehold for proceeds of $16.9 million or approximately $12.6 million, net of revenues and costs. The Company temporarily used these funds to reduce its borrowings under its line of credit.

         In November 1999, the Company's 19% owned subsidiary, Vision Energy, Inc., filed a registration statement with the SEC to accomplish the spin-off of DDD Energy through an initial public offering. In the first quarter of 2000, the Company made a decision to defer the timing of the offering due to market conditions. With the departure of DDD Energy's former president in May, the Company is evaluating how to best maximize the value of DDD Energy's properties, including (i) proceeding with the previously deferred spin-off through an initial public offering, (ii) sale or other disposition of some or all of DDD Energy's properties, (iii) continuing to operate the properties to realize value through additional exploration and production, or (iv) some combination of these alternatives. As of June 30, 2000, the Company had incurred costs related to this offering totaling $999,000, which are included in prepaid expenses in the Company's balance sheet as of June 30, 2000. These costs will be realized when the offering occurs or written off if it is determined that the spin-off will not take place.

         During November and December 1999, the Company repurchased 504,700 shares of its common stock in the open market at a cost of $3,302,000, pursuant to a stock repurchase program authorized by the Board of Directors in 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock. As of August 10, 2000, the Company has repurchased a total of 679,700 shares of its common stock at a cost of $6,275,000 since 1997 under this plan.

         During the first six months of 2000, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $38,076,000 and $8,216,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the exercise of common stock purchase warrants and options, and borrowings under the Company's revolving line of credit.

         Currently, the Company anticipates capital expenditures to total approximately $45 million for seismic data bank additions and approximately $12 million for oil and gas exploration and development efforts for the remainder of 2000. The Company believes its current cash balances, revenues from operating sources, proceeds from the sale of oil and gas properties, and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2000 capital expenditures, along with expenditures for operating and general and administrative expenses. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2000, the Company could arrange for additional debt or equity financing during 2000; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

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

Commodity Price Risk

         During the first six months of 2000, the Company recognized net hedging losses of $913,000. As of June 30, 2000, the Company had open commodity price hedges totaling 465,000 MMBtu at an average price of $2.53 per MMBtu.

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

Foreign Currency Exchange Rate Risk

         The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. On March 31, 2000, the Company entered into forward exchange contracts to hedge a portion of its foreign currency exchange risk related to its Canadian activities. As of June 30, 2000, the Company had open forward exchange contracts totaling $10 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in equal amounts of $1 million (Canadian dollars) each month from July 2000 to April 2001. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.


                           PART II - OTHER INFORMATION


Items 1., 3., 4., and 5.   Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         In June 2000, the Company issued and sold the following securities in private transactions exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof as transactions not involving a public offering:

          100,000 shares of common stock to Paul A. Frame, President and Chief Executive Officer of the Company;

          150,000 shares of common stock to Herbert M. Pearlman, Chairman of the Board of the Company; and

          125,000 shares of common stock to David S. Lawi, a former officer and director of the Company.

         Messrs. Frame, Pearlman and Lawi were the only offerees in these transactions, and no public solicitation was made. All of the offerees had access to all information regarding the Company by virtue of their relationships to the Company, and the share certificates issued to each of them contain a restrictive legend prohibiting transfer of the shares in violation of federal securities laws. These shares were issued to Messrs. Frame, Pearlman and Lawi in connection with and as partial consideration for amendments to their employment agreements with the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                    3.1 Amended and Restated By-Laws of Seitel, Inc. effective July 26, 2000

                    10.1 Horace A.  Calvert's  Amended and  Restated  Employment
                         Agreement dated as of April 1, 2000

                    10.2 Paul A. Frame's  Employment  Contract  Amendment  No. 2
                         dated as of June 26, 2000

                    10.3 Herbert M. Pearlman's Employment Contract Amendment No.
                         2 dated as of June 26, 2000

                    10.4 David S. Lawi's  Employment  Contract  Amendment  No. 2
                         dated as of June 26, 2000

                    10.5 Letter to David S. Lawi from  Seitel,  Inc.  dated June
                         26, 2000 regarding his October 2, 1998 Promissory Note

                    10.6 David S.  Lawi's  Promissory  Note dated as of June 26,
                         2000

         (b)      Not applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SEITEL, INC.




Dated:  August 11,  2000                     /s/  Paul A. Frame
                                             -----------------------------------
                                                  Paul A. Frame
                                                  President




Dated:  August 11,  2000                     /s/  Debra D. Valice
                                             -----------------------------------
                                                  Debra D. Valice
                                                  Chief Financial Officer




Dated:  August 11,  2000                     /s/  Marcia H. Kendrick
                                             -----------------------------------
                                                  Marcia H. Kendrick
                                                  Chief Accounting Officer

                                     EXHIBIT
                                      INDEX
--------- ----------------------------------------------------------------------

Exhibit   Title                                                            Page
                                                                          Number
--------------------------------------------------------------------------------

3.1       Amended and Restated By-Laws of Seitel, Inc.
          effective July 26, 2000                                           21

10.1      Horace A. Calvert's Amended and Restated
          Employment Agreement dated as of April 1, 2000                    40

10.2      Paul A. Frame's Employment Contract Amendment
          No. 2 dated as of June 26, 2000                                   46

10.3      Herbert M. Pearlman's Employment Contract
          Amendment No. 2 dated as of June 26, 2000                         51

10.4      David S. Lawi's Employment Contract Amendment
          No. 2 dated as of June 26, 2000                                   56

10.5      Letter to David S. Lawi from Seitel, Inc.
          dated June 26, 2000 regarding his October 2, 1998
          Promissory Note                                                   62

10.6      David S. Lawi's Promissory Note dated
          as of June 26, 2000                                               64