Form 10-Q
period 2000-09-30
SEITEL INC
filed 2000-11-14
CIK 750813

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

         For the quarterly period ended September 30, 2000

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

As of November 10, 2000 there were 24,355,393 shares of the Company's common stock, par value $.01 per share outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX



PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2000 (Unaudited) and December 31, 1999..............  3

           Consolidated Statements of Operations (Unaudited) for the
           Three Months Ended September 30, 2000 and 1999....................  4

           Consolidated Statements of Operations (Unaudited) for the
           Nine Months Ended September 30, 2000 and 1999.....................  5

           Consolidated Statements of Stockholders' Equity (Unaudited)
           for the Nine Months Ended September 30, 2000......................  6

           Consolidated Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2000 and 1999.....................  7

           Notes to Consolidated Interim Financial Statements (Unaudited)....  9

           Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 12

           Item 3.   Quantitative and Qualitative Disclosures
           about Market Risk................................................. 17

PART II.   OTHER INFORMATION................................................. 18

                         PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS
           --------------------

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                     (Unaudited)
                                                                     September 30,       December 31,
                                                                        2000                1999
                                                                      ---------           ---------
ASSETS

   Cash and equivalents                                               $   2,530           $   5,188
   Receivables
      Trade, net of allowance                                            58,698              62,240
      Notes and other                                                       900                 436
   Net data bank                                                        341,496             329,885
   Net oil and gas properties                                           140,021             150,166
   Net other property and equipment                                       2,517               2,421
   Investment in marketable securities                                    1,831                 993
   Prepaid expenses, deferred charges and other assets                    5,182               4,590
                                                                      ---------           ---------
TOTAL ASSETS                                                          $ 553,175           $ 555,919
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued liabilities                           $  38,085           $  49,785
   Income taxes payable                                                   1,018                 373
   Debt
      Senior Notes                                                      184,667             184,667
      Line of Credit                                                     30,730              40,500
      Term Loans                                                             --                  33
   Obligations under capital leases                                         278                  23
   Contingent payables                                                      274                 274
   Deferred income taxes                                                 36,584              32,778
   Deferred revenue                                                       1,345               4,462
                                                                      ---------           ---------
TOTAL LIABILITIES                                                       292,981             312,895
                                                                      ---------           ---------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
      5,000,000 shares; none issued                                          --                  --
   Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued and outstanding
       24,410,863 and 24,285,795 at September 30, 2000
      and December 31, 1999, respectively                                   244                 243
   Additional paid-in capital                                           148,835             147,549
   Retained earnings                                                    120,729             110,117
   Treasury stock, 325,318 and 680,518 shares at cost at
      September 30, 2000 and December 31, 1999, respectively             (3,086)             (6,279)
   Notes receivable from officers and employees                          (5,896)             (6,915)
   Accumulated other comprehensive income (loss)                           (632)             (1,691)
                                                                      ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                              260,194             243,024
                                                                      ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 553,175           $ 555,919
                                                                      =========           =========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                       Three Months Ended September 30,
                                                                         ---------------------------
                                                                           2000               1999
                                                                         --------           --------

REVENUE                                                                  $ 44,827           $ 24,617

EXPENSES:
   Depreciation, depletion and amortization                                20,214             11,792
   Cost of sales                                                            1,072              1,488
   Selling, general and administrative expenses                             9,397              6,549
                                                                         --------           --------
                                                                           30,683             19,829
                                                                         --------           --------

INCOME FROM OPERATIONS                                                     14,144              4,788

Interest expense, net                                                      (3,018)            (3,114)
                                                                         --------           --------

Income before provision for income taxes                                   11,126              1,674

Provision for income taxes                                                  3,894                850
                                                                         --------           --------

NET INCOME                                                               $  7,232           $    824
                                                                         ========           ========

Earnings per share:
   Basic                                                                 $    .30           $    .03
                                                                         ========           ========
   Diluted                                                               $    .30           $    .03
                                                                         ========           ========

Weighted average number of common and common equivalent shares:
   Basic                                                                   24,037             24,110
                                                                         ========           ========
   Diluted                                                                 24,417             24,489
                                                                         ========           ========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

                                                                        Nine Months Ended September 30,
                                                                         ----------------------------
                                                                           2000                1999
                                                                         ---------           --------

REVENUE                                                                  $ 113,325           $ 96,625

EXPENSES:
   Depreciation, depletion and amortization                                 52,095             44,579
   Cost of sales                                                             4,279              3,967
   Selling, general and administrative expenses                             24,078             21,031
   Restructuring charge                                                      4,394                 --
                                                                         ---------           --------
                                                                            84,846             69,577
                                                                         ---------           --------

INCOME FROM OPERATIONS                                                      28,479             27,048

Interest expense, net                                                       (9,259)            (8,137)
Equity in loss of affiliate                                                     --                (91)
Impairment due to dividend distribution of affiliate stock                      --             (7,794)
                                                                         ---------           --------

Income before provision for income taxes                                    19,220             11,026

Provision for income taxes                                                   7,617              4,577
                                                                         ---------           --------

NET INCOME                                                               $  11,603           $  6,449
                                                                         =========           ========

Earnings per share:
   Basic                                                                 $     .49           $    .27
                                                                         =========           ========
   Diluted                                                               $     .48           $    .26
                                                                         =========           ========

Weighted average number of common and common equivalent shares:
   Basic                                                                    23,775             23,850
                                                                         =========           ========
   Diluted                                                                  23,935             24,361
                                                                         =========           ========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                       Notes
                                                                                                     Receivable   Accumulated
                                          Common Stock   Additional               Treasury Stock        from         Other
                          Comprehensive ----------------   Paid-In   Retained    -----------------   Officers &  Comprehensive
                             Income       Shares  Amount   Capital   Earnings    Shares     Amount    Employees      Income
                            ---------   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, December 31, 1998              23,804,508 $ 238   $ 141,826  $ 107,102  (175,818) $(2,977)   $ (8,651)   $       49
  Net proceeds from issuance
     of common stock                       481,287     5       5,126          -         -        -           -             -
  Tax reduction from exer-
     cise of stock options                       -     -         597          -         -        -           -             -
  Treasury stock purchased                       -     -           -          -  (504,700)  (3,302)          -             -
  Payments received on
     notes receivable from
     officers and employees                      -     -           -          -         -        -       1,736             -
  Distribution of Eagle Geo-
     physical, Inc. shares                       -     -           -     (6,365)        -        -           -             -
  Net income               $    9,380            -     -           -      9,380         -        -           -             -
  Foreign currency trans-
     lation adjustments          (695)           -     -           -          -         -        -           -          (695)
  Unrealized loss on
     marketable securities
     net of income
     tax benefit of $526       (1,045)           -     -           -          -         -        -           -        (1,045)
                             --------
  Comprehensive income     $    7,640
                             ========   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, December 31, 1999              24,285,795   243     147,549    110,117  (680,518)  (6,279)     (6,915)       (1,691)
  Net proceeds from issuance
     of common stock                       125,068     1       1,086          -         -        -           -             -
  Tax reduction from exer-
     cise of stock options                       -     -         200          -         -        -           -             -
  Treasury stock purchased                       -     -           -          -   (19,800)    (268)          -             -
  Issuance of shares in
     connection with
     restructuring                               -     -           -       (991)  375,000    3,461           -             -
  Payments received on
     notes receivable from
     officers and employees                      -     -           -          -         -        -       1,019             -
  Net income               $   11,603                                     11,603
  Foreign currency trans-
     lation adjustments           501            -     -           -          -         -        -           -           501
  Unrealized gain on mar-
     ketable securities
     net of income tax
     expense of $280              558            -     -           -          -         -        -           -           558
                             --------
  Comprehensive income     $   12,662
                             ========   ---------- -----   ---------  ---------  --------  -------    --------    ----------

Balance, September 30, 2000
       (unaudited)                      24,410,863 $ 244   $ 148,835  $ 120,729  (325,318) $(3,086)   $ (5,896)   $     (632)
                                        ========== =====   =========  =========  ========  =======    ========    ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                  Nine Months Ended September 30,
                                                                     ------------------------
                                                                       2000            1999
                                                                     --------       ---------
Cash flows from operating activities:
   Cash received from customers                                      $113,750       $ 89,473
   Cash paid to suppliers and employees                               (31,300)       (26,631)
   Interest paid                                                      (11,653)        (6,215)
   Interest received                                                      701            321
   Income taxes paid                                                   (3,103)        (1,553)
                                                                     --------       --------
      Net cash provided by operating activities                        68,395         55,395
                                                                     --------       --------

Cash flows from investing activities:
   Cash invested in seismic data                                      (60,826)      (111,636)
   Cash invested in oil and gas properties                            (13,567)       (25,440)
   Net proceeds from sale of oil and gas properties                    12,782         11,657
   Cash paid to acquire property and equipment                           (492)          (920)
   Deferred IPO costs                                                    (925)             -
   Investment in marketable securities                                      -         (3,043)
                                                                     --------       --------
      Net cash used in investing activities                           (63,028)      (129,382)
                                                                     --------       --------

Cash flows from financing activities:
   Borrowings under line of credit agreements                          35,028         63,908
   Principal payments under line of credit                            (44,798)      (130,408)
   Principal payments on term loans                                       (33)          (106)
   Principal payments on capital lease obligations                        (47)           (23)
   Proceeds from issuance of senior notes                                   -        138,000
   Proceeds from issuance of common stock                               1,102          5,175
   Costs of debt and equity transactions                                  (15)        (2,038)
   Repurchase of common stock                                            (268)             -
   Payments on receivables from officers and employees                  1,019          1,665
   Loans to employee and director                                        (525)             -
                                                                     --------       --------
      Net cash provided by (used in) financing activities              (8,537)        76,173
                                                                     --------       --------

Effect of exchange rate changes                                           512             39
                                                                     --------       --------

Net increase (decrease) in cash and equivalents                        (2,658)         2,225

Cash and cash equivalents at beginning of period                        5,188          3,161
                                                                     --------       --------

Cash and cash equivalents at end of period                           $  2,530       $  5,386
                                                                     ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(In thousands)

                                                                              Nine Months Ended September 30,
                                                                               ---------------------------
                                                                                 2000               1999
                                                                               --------           --------


Reconciliation of net income to net cash provided by operating activities:
Net income                                                                     $ 11,603           $  6,449
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Impairment due to dividend distribution of affiliate stock                        --              7,794
   Equity in loss of affiliate                                                       --                 91
   Depreciation, depletion and amortization                                      52,101             44,579
   Restructuring charge                                                           2,470                 --
   Deferred income tax provision                                                  3,650              2,799
   Non-cash sales                                                                    --             (6,522)
   Decrease in receivables                                                        3,603              4,545
   Increase in other assets                                                        (626)               (40)
   Decrease in other liabilities                                                 (4,406)            (4,300)
                                                                               --------           --------
      Total adjustments                                                          56,792             48,946
                                                                               --------           --------

Net cash provided by operating activities                                      $ 68,395           $ 55,395
                                                                               ========           ========

Supplemental schedule of non-cash investing and financing activities:
   Dividend payable of affiliate stock                                         $     --           $  6,365
                                                                               ========           ========
   Capital lease obligations incurred                                          $    302           $     33
                                                                               ========           ========

                  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

NOTE B-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. Earnings per share computations to reconcile basic and diluted net income for the three and nine months ended September 30, 2000 and 1999 consist of the following (in thousands except per share amounts):

                                                     Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30,
                                                 --------------------------           ---------------------------
                                                   2000             1999                 2000             1999
                                                 ---------       ----------           ----------       ----------

Net income                                     $     7,232     $        824         $     11,603     $      6,449
                                                 =========       ==========           ==========       ==========

Basic weighted average shares                       24,037           24,110               23,775           23,850
Effect of dilutive securities: (1)<F1>
   Options and warrants                                380              379                  160              511
                                                 ---------       ----------           ----------       ----------
Diluted weighted average shares                     24,417           24,489               23,935           24,361
                                                 =========       ==========           ==========       ==========
Net income per share:
   Basic                                       $       .30     $        .03         $        .49     $        .27
   Diluted                                     $       .30     $        .03         $        .48     $        .26
-------------------

(1)<F1> During the third quarter of 2000 and 1999 and the first nine months of 2000 and 1999, a weighted average number of options and warrants to purchase 4,218,000, 4,543,000, 6,253,000, and 4,072,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares.

NOTE C-DATA BANK

     Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 88%) of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. Management estimates that 90% of the costs incurred in the creation of seismic data is amortized within five years of such data becoming available for resale for two-dimensional seismic data and within seven years of such data becoming available for resale for three-dimensional seismic data. If anticipated sales fall below expectations, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over 10 years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or 10-year straight-line method. As of September 30, 2000, almost all (97%) of the net costs of the Company's data bank are expected to be fully amortized within 10 years from when such data becomes available for resale.

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

NOTE D-OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the nine months ended September 30, 2000 and 1999, exploration and development related overhead costs of $1,341,000 and $1,474,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the nine months ended September 30, 2000 and 1999, interest costs of $2,202,000 and $2,343,000, respectively, have been capitalized to oil and gas properties.

     In August 2000, the Company sold its working interest in eight producing oil and gas wells and associated leasehold for proceeds of $16.9 million or approximately $12.8 million, net of revenues and costs. In accordance with full cost accounting rules, proceeds from the sale of oil and gas properties are accounted for as a reduction of capitalized costs.

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

NOTE F-INDUSTRY SEGMENTS

     SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and requires selected information in interim financial reports. Selected financial information for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                                                        Exploration
                                                                                            and                    Total
                                                                  Seismic                Production               Segments
                                                                ------------            -------------           -------------
Three months ended September 30, 2000
-------------------------------------
Revenue from external purchasers                              $      38,762           $        6,065          $       44,827
Depreciation, depletion
  and amortization                                                   17,560                    2,418                  19,978
Cost of sales                                                            45                    1,027                   1,072
Segment operating income                                             21,157                    2,620                  23,777
Capital expenditures (a)<F1>                                         16,891                    2,517                  19,408
Assets                                                              406,836                  145,839                 552,675

Three months ended September 30, 1999
-------------------------------------
Revenue from external purchasers                              $      19,804           $        4,813          $       24,617
Depreciation, depletion
  and amortization                                                    9,300                    2,188                  11,488
Cost of sales                                                            96                    1,392                   1,488
Segment operating income                                             10,408                    1,233                  11,641
Capital expenditures (a)<F1>                                         18,795                    3,845                  22,640
Assets                                                              379,784                  154,867                 534,651

Nine months ended September 30, 2000
------------------------------------
Revenue from external purchasers                              $      95,761           $       17,564          $      113,325
Depreciation, depletion
  and amortization                                                   43,309                    7,960                  51,269
Cost of sales                                                           525                    3,754                   4,279
Segment operating income                                             51,927                    5,850                  57,777
Capital expenditures (a)<F1>                                         54,967                   10,759                  65,726
Assets                                                              406,836                  145,839                 552,675

Nine months ended September 30, 1999
------------------------------------
Revenue from external purchasers                              $      83,266           $       13,359          $       96,625
Depreciation, depletion
  and amortization                                                   37,380                    6,326                  43,706
Cost of sales                                                           227                    3,740                   3,967
Segment operating income                                             45,659                    3,293                  48,952
Capital expenditures (a)<F1>                                         97,998                   17,970                 115,968
Assets                                                              379,784                  154,867                 534,651

(a)<F1>  Includes other ancillary equipment.

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                        -----------------------------       -----------------------------
                                                            2000              1999              2000              1999
                                                        ------------      -----------       -----------      ------------
Income from continuing operations before income taxes:
     Total reportable segment operating income          $     23,777      $    11,641       $    57,777      $     48,952
     Selling general and administrative expense               (9,397)          (6,549)          (24,078)          (21,031)
     Restructuring charge                                          -                -            (4,394)                -
     Interest expense, net                                    (3,018)          (3,114)           (9,259)           (8,137)
     Equity in loss of affiliate                                   -                -                 -               (91)
     Impairment due to dividend distribution of
       affiliate stock                                             -                -                 -            (7,794)
     Eliminations and other                                     (236)            (304)             (826)             (873)
                                                                                            -----------      ------------
                                                        ------------      -----------
     Income from continuing operations before
       income taxes                                     $     11,126      $     1,674       $    19,220      $     11,026
                                                        ============      ===========       ===========      ============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------------------------------

OVERVIEW
--------

     The Company's income from core seismic marketing and exploration and production operations was $7,232,000 for the third quarter of 2000 and $15,346,000 for the nine months ended September 30, 2000 as compared to $824,000 for the third quarter of 1999 and $11,574,000 for the nine months ended September 30, 1999. Additionally, in the first nine months of 2000, the Company recorded a non-recurring restructuring charge of $3,743,000, net of tax, bringing net income for the first nine months of 2000 to $11,603,000. Additionally, in the first nine months of 1999, the Company recorded a non-cash, non-operating loss on the dividend distribution of affiliate stock totaling $5,066,000, net of tax, along with equity in loss of affiliate of $59,000, net of tax, bringing net income for the nine months ended September 30, 1999 to $6,449,000.

RESULTS OF OPERATIONS
---------------------

     Total revenue was $44,827,000 and $24,617,000 in the third quarters of 2000 and 1999, respectively, and $113,325,000 and $96,625,000 in the first nine months of 2000 and 1999, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

     Revenue from the marketing of seismic data was $38,762,000 in the third quarter of 2000 compared to $19,804,000 in the third quarter of 1999. This increase in revenue was due to an increase in licensing of existing data from the Company's data library. The Company has experienced increased demand for its seismic data due to the recent resurgence of oil and gas exploration. Revenue from the marketing of seismic data was $95,761,000 in the first nine months of 2000 compared to $83,266,000 in the first nine months of 1999. This increase resulted from an increase in licensing of existing data from the Company's data library partially offset by a decrease in new seismic data creation revenue. In May 1999, the Company made a management decision to focus its marketing team on licensing existing data that would generate current cash flow. Management continued this decision to limit data creation in the first nine months of 2000. Revenue from licensing of existing data can fluctuate from quarter to quarter based on oil and gas industry capital expenditure budgets and spending patterns. The third quarter 2000 revenue included resale revenue resulting from the merger and acquisition of some of its oil and gas company customers.

     Net volume and price information for the Company's oil and gas production for the third quarters and first nine months of 2000 and 1999 are summarized in the following table:

                                                           Quarter Ended                         Nine Months Ended
                                                           September 30,                           September 30,
                                                  ---------------------------             ---------------------------
                                                     2000              1999                  2000              1999
                                                  ---------        ----------             ---------        ----------

Natural gas volumes (mmcf)                            1,014             1,150                 3,624             4,226
Average natural gas price ($/mcf)                 $    3.83        $     2.65             $    3.15        $     2.18
Crude oil/condensate volumes (mbbl)                      74               101                   227               282
Average crude oil/condensate price ($/bbl)        $   28.91        $    16.50             $   26.46        $    13.73

     Oil and gas revenue was $6,065,000 in the third quarter of 2000 compared to $4,813,000 in the third quarter of 1999 and was $17,564,000 in the first nine months of 2000 compared to $13,359,000 in the first nine months of 1999. The increase in oil and gas revenue was attributable to higher market prices in 2000 offset by lower production volumes as compared to the third quarter and first nine months of 1999. The decline in oil and gas production was primarily due to normal production declines experienced on several of the Company's older wells as well as the effect of the sale of a group of wells in July 1999 and in August 2000. These declines were partially offset by production from newer wells.

     Oil and gas revenue includes losses from hedging activities of $779,000 in the third quarter of 2000 and $166,000 in the third quarter of 1999. The losses from hedging activities for the nine months ended September 30, 2000 and 1999 were $1,692,000 and $268,000, respectively. The Company's hedges expired in August 2000.

     In August 2000,  the Company sold its interest in eight  producing  oil and
gas  wells  and   associated   leasehold   for  proceeds  of  $16.9  million  or
approximately $12.8 million, net of revenues and costs.

     Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization was $17,560,000 during the third quarter of 2000 compared to $9,300,000 during the third quarter of 1999 and was $43,309,000 during the first nine months of 2000 compared to $37,380,000 during the first nine months of 1999. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 46% and 48% for the third quarters of 2000 and 1999, respectively, and was 46% for the first nine months of 2000 and 1999. See Note C for a discussion of the Company's seismic data amortization policy.

     Depletion of oil and gas properties was $2,418,000 for the third quarter of 2000 compared to $2,188,000 for the third quarter of 1999, which amounted to $1.66 and $1.25, respectively, per mcfe of gas produced during such periods. For the nine months ended September 30, 2000 and 1999, depletion of oil and gas properties was $7,960,000 and $6,326,000, respectively, which amounted to $1.60 and $1.07, respectively, per mcfe of gas produced during such periods. The depletion rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increase in the rate between periods was primarily due to lower proved reserves at September 30, 2000 than at September 30, 1999 primarily due to the sales of proved reserves in August 2000 and revisions to estimated reserve volumes.

     Cost of sales primarily consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $1,027,000 or $.70 per mcfe of gas produced in the third quarter of 2000 compared to $1,392,000, or $.79 per mcfe of gas produced in the third quarter of 1999. The decrease in this rate was primarily due to lower workover costs incurred in the third quarter of 2000 as compared to 1999 partially offset by higher production taxes in the 2000 period due to higher oil and gas prices. Oil and gas production costs amounted to $3,754,000 or $.75 per mcfe of gas produced in the first nine months of 2000 compared to $3,740,000 or $.63 per mcfe of gas produced in the first nine months of 1999. The increase in this rate between periods was primarily due to higher workover costs incurred for the nine months ended September 30, 2000 and higher production taxes in 2000 due to higher oil and gas prices.

     The Company's selling, general and administrative expenses were $9,397,000 and $24,078,000 during the third quarter and first nine months of 2000, respectively, compared to $6,549,000 and $21,031,000 during the third quarter and first nine months of 1999, respectively. The increase between the third quarter periods was primarily due to an increase in variable expenses related to commissions on increased revenue and compensation on increased pre-tax profits. The increase between the nine months periods was primarily due to an increase in overhead costs due to the growth of the Company between periods as well as an increase in variable expenses related to commission on increased revenue. These increases were partially offset by a decrease in management's incentive bonus compensation resulting from the restructuring that occurred in June 2000. As a percentage of total revenue, these expenses were 21% for both the third quarter and first nine months of 2000 and 27% and 22% for the third quarter and first nine months of 1999, respectively.

     Net interest expense was $3,018,000 and $9,259,000 in the third quarter and first nine months of 2000, respectively, compared to $3,114,000 and $8,137,000 in the third quarter and first nine months of 1999, respectively. The increase between the nine month periods was primarily due to the Series D, E, and F Senior Notes totaling $138 million being outstanding for the entire 2000 period, whereas in 1999 they were only outstanding for 7-1/2 months, resulting in increased interest expense in 2000 as compared to 1999.

     On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in the second quarter of 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned. Selling, general and administrative expenses for the third quarter of 2000 included $760,000 related to these payments.

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

     The Company's effective income tax rate was 35% and 40% for the third quarter and first nine months of 2000, respectively, compared to 51% and 42% for the third quarter and first nine months of 1999, respectively. The third quarter 1999 effective income tax rate was high due to the estimated effective tax rate for the year increasing to 38.7% from 37.7% as estimated at June 30, 1999 as a result of Canadian operations reflecting a larger percentage of pre-tax profits than had been originally estimated. Income tax expense in the first nine months of 2000, consisted of two items: (1) income tax expense on income from core operations before restructuring charge at the Company's estimated annual tax rate of 35% offset by (2) income tax benefit on the restructuring charge totaling $651,000, which represented 15% of the restructuring charge. The Company will only receive a tax benefit on the restructuring charge of $651,000 due to limitations imposed by Section 162(m) of the Internal Revenue Code. Income tax expense in the first nine months of 1999 consisted of two items: (1) income tax expense on income from core operations at the Company's estimated annual tax rate of 38.7% offset by (2) income tax benefit on the non-recurring loss on dividend distribution of affiliate stock at the tax rate of 35%. The net of these items resulted in the higher effective tax rate. The lower estimated tax rate on 2000 income from core operations before special items was primarily due to lower taxes estimated for Canadian operations in 2000 as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flow from operations was $68,395,000 and $55,395,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase from 1999 to 2000 was primarily attributable to an increase in cash received from customers resulting from the increase in revenue partially offset by an increase in interest expense and taxes paid.

     The Company has a $75 million unsecured revolving line of credit facility that matures on March 16, 2001. The facility bears interest at a rate determined by the ratio of the Company's debt to cash flow from operations. Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1 1/2%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. Certain restrictions exist that limit the amount of borrowing that the Company can make under this facility. The balance outstanding on this revolving line of credit at November 10, 2000 was $28.5 million bearing an average interest rate of 7.375%.

     On November 9, 1999, the Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into revolving credit facilities which allow it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of November 10, 2000, no amounts were outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on all series of the notes is payable semi-annually on February 15 and August 15. As of November 10, 2000, the balance outstanding on the Series D, E and F Notes was $138 million.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on all series of the notes is payable semi-annually on June 30 and December 30. As of November 10, 2000, the balance outstanding on the Series A, B, and C Notes was $46,667,000.

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

     From January 1, 2000, through November 10, 2000, the Company received $5,282,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $1,331,000 in tax savings.

     In August 2000, the Company's wholly-owned subsidiary, DDD Energy, Inc., sold its working interest in eight producing oil and gas wells and associated leasehold for proceeds of $16.9 million or approximately $12.8 million, net of revenues and costs. The Company temporarily used these funds to reduce its borrowings under its line of credit.

     In November 1999, the Company's 19% owned subsidiary, Vision Energy, Inc., filed a registration statement with the SEC to accomplish the spin-off of DDD Energy through an initial public offering. In the first quarter of 2000, the Company made a decision to defer the timing of the offering due to market conditions. Following the resignation of DDD Energy's former president in May, the Company has been evaluating how to best maximize the value of DDD Energy's properties, including (i) proceeding with the previously deferred spin-off through an initial public offering, (ii) sale or other disposition of some or all of DDD Energy's properties, (iii) continuing to operate the properties to realize value through additional exploration and production, or (iv) some combination of these alternatives.

     During September and October 2000, the Company repurchased 219,200 shares of its common stock in the open market at a cost of $3,246,000, pursuant to a stock repurchase program authorized by the Board of Directors in 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock. As of November 10, 2000, the Company has repurchased a total of 898,900 shares of its common stock at a cost of $9,521,000 since 1997 under this plan.

     During the first nine months of 2000, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $54,704,000 and $10,676,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the sale of oil and gas properties, and proceeds from the exercise of common stock purchase warrants and options.

     Currently, the Company anticipates capital expenditures to total approximately $16 million for seismic data bank additions and approximately $4 million for oil and gas exploration and development efforts for the remainder of 2000. The Company believes its current cash balances, revenues from operating sources, and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2000 capital expenditures, along with expenditures for operating and general and administrative expenses and debt repayments. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2000, the Company could arrange for additional debt or equity financing during 2000; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

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

Information Regarding Forward Looking Statements
------------------------------------------------

     Statements contained in this Report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. These statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas business or the economy generally, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, as well as the risk factors discussed in Seitel's other filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K, a copy of which may be obtained from the Company without charge. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

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

Commodity Price Risk
--------------------

     During the first nine months of 2000, the Company recognized net hedging losses of $1,692,000. As of September 30, 2000, the Company did not have any open commodity price hedges.

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

Foreign Currency Exchange Rate Risk
-----------------------------------

     The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. On March 31, 2000, the Company entered into forward exchange contracts to hedge a portion of its foreign currency exchange risk related to its Canadian activities. As of September 30, 2000, the Company had open forward exchange contracts totaling $7 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in equal amounts of $1 million (Canadian dollars) each month from October 2000 to April 2001. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.

                           PART II - OTHER INFORMATION


Items 1., 2., 3.   Not applicable.
----------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on October 19, 2000. Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1.   The election of nine directors to serve until the 2001 Annual Meeting.

     Name                        No. of Votes For        No. of Votes Withheld
     ---------------------     --------------------     -----------------------

     Herbert M. Pearlman            20,954,798                  912,529
     Paul A. Frame                  20,954,698                  912,629
     Debra D. Valice                20,954,696                  912,631
     Walter M. Craig, Jr.           20,881,298                  986,029
     William Lerner                 20,954,598                  912,729
     John E. Stieglitz              20,954,598                  912,729
     Fred S. Zeidman                20,954,598                  912,729

Item 5.  Other Information.
--------------------------

     A shareholder who wishes to make a proposal at the 2001 Annual Meeting of Shareholders without complying with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (and therefore without including the proposal in the Company's proxy materials) should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by December 31, 2000. If a shareholder fails to give that notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, in their discretion.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

                  10.1     Seitel, Inc. 2000 Stock Option Plan Agreement

         (b)      Not applicable

                                   SIGNATURES


     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SEITEL, INC.




Dated:  November 13,  2000                      /s/  Paul A. Frame
                                                --------------------------------
                                                     Paul A. Frame
                                                     President




Dated:  November 13,  2000                      /s/  Debra D. Valice
                                                --------------------------------
                                                     Debra D. Valice
                                                     Chief Financial Officer




Dated:  November 13,  2000                      /s/  Marcia H. Kendrick
                                                --------------------------------
                                                     Marcia H. Kendrick
                                                     Chief Accounting Officer

                                     EXHIBIT
                                      INDEX
--------- ----------------------------------------------------------------------

Exhibit   Title                                                            Page
                                                                          Number
--------------------------------------------------------------------------------

10.1      Seitel, Inc. 2000 Stock Option Plan Agreement                     21