Form 10-K
period 2000-12-31
SEITEL INC
filed 2001-04-02
CIK 750813

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

---------------------------------------------

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

50 Briar Hollow Lane, 7th Floor West
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(713) 881-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange;
Toronto Stock Exchange

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

Yes	[ X ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 2001 was approximately $417,106,588. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant. On such date, the closing price of the Common Stock on the New York Stock Exchange was $17.40 and there were a total of 25,009,034 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Document	Part
Definitive Proxy Statement for	III
2001 Annual Stockholders Meeting

ITEM 1. BUSINESS

General

     Seitel, Inc. (the "Company") is a leading provider of seismic data and related geophysical services and expertise to the petroleum industry. The Company owns and licenses what it believes to be the largest nonproprietary seismic data library in North America and initiates new seismic data through multi-client shoots with oil and gas companies. In September 2000, the Company announced its intention to create a product that will enable its clients to access and interact, via the Internet, with the one petabyte of seismic data currently owned and marketed by Seitel. The Company, through its wholly-owned subsidiary DDD Energy, Inc., explores, finds, develops, produces and sells oil and natural gas reserves. See Note P to the Company's Consolidated Financial Statements for financial information relating to industry segments.

Seismic Operations

     The Company markets seismic information to the oil and natural gas industry in two ways: sales from the largest data library in North America and sales of new multi-client seismic data surveys, including two-dimensional ("2D"), three-dimensional ("3D") and multi-component, in both the onshore and offshore segments. The Company has a strong market position in the United States and Canadian seismic data library markets owing to its 1.1 million linear miles of two-dimensional and 19,200 square miles of three-dimensional seismic data.

     The Company initiates data surveys utilizing the multi-client approach. There are two types of data initiation: data acquired with underwriter commitments and data that are initiated via a speculative shoot. The Company has stated that it will not perform high-risk speculative data initiation because the Company believes that would put its shareholders at unnecessary financial risk. The Company prefers the multi-client underwriting approach whereby at least 65%-75% of the cost of the survey is covered before the data initiation takes place.

     The Company actively markets data from its library for resale under non-exclusive, non-transferable license agreements to the oil and gas industry. The Company combines an aggressive marketing strategy with geophysical expertise. The Company's marketing philosophy is that seismic data, like most other products, must be sold aggressively as opposed to waiting passively for customer purchases. The Company has 24 dedicated marketing specialists that maximize sales opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis. In addition, the Company has 15 experienced geoscientists that design seismic programs with our clients to assure customer satisfaction and quality control. The Company's customers may not transfer a seismic data license; accordingly, if a new company would like to view the data, they must purchase a license generating additional revenue for the Company.

     The Company's data library is concentrated in most of the North American major oil and natural gas producing areas. The main areas of focus include the onshore, offshore and transition zone of the U.S. Gulf of Mexico extending from Texas to Florida, onshore East Texas and the Rocky Mountain region. In addition, the Company's international seismic surveys are concentrated in Western Canada and the Continental Shelf offshore the United Kingdom and Ireland.

     Three-dimensional seismic data provides a graphic geophysical depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits. The proper use of 3D surveys can significantly increase drilling success rates and, correspondingly, significantly lower exploration and development finding costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data, particularly for onshore data. As a result, 2D data remains economically more efficient for preliminary, broad-scale exploration evaluation and to determine the location for and to help design 3D surveys. The 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential.

     The Company has expanded its seismic activities to include multi-component data, more specifically 3D/4-C data. In a standard 3D seismic survey, the reflections of only pressure waves are measured and recorded. A 3D/4-C survey measures and records not only pressure waves but also shear waves. Whereas pressure waves are affected by the fluids in rock formation, shear waves are not. By measuring and recording both pressure waves and shear waves, a 3D/4-C survey can improve analysis of rock formations.

     In September 2000, the Company announced its intention to create a product that will enable its clients to access and interact, via the Internet, with the Company's seismic data. During 2000, the Company made acquisitions of rights to certain software that will aid in the development of this product.

     The Company has developed fully-integrated 3D seismic technology and operations, which extend from its expansive 2D seismic library from which to best design the parameters for 3D surveys, its large and growing 3D and multi-component data library, a processing center and proprietary computer technology coupled with extensive geophysical application expertise to effectively interpret 3D seismic data.

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

     Since its formation in 1993, the Company's wholly-owned exploration and production subsidiary, DDD Energy, Inc. ("DDD Energy"), has entered into and maintained cost and revenue-sharing relationships with more than 100 oil and gas companies and, in doing so, has received the benefit of these oil and gas companies' land, geological, engineering and drilling staffs. DDD Energy has conducted 2,200 square miles of advanced 3D surveys, located primarily in the Gulf Coast areas of onshore Texas, Louisiana, Alabama and Mississippi, as well as California and Arkansas. DDD Energy's working interest in these projects ranges from approximately 10% to 90%, with an average working interest of approximately 31%. The majority of the well locations pinpointed by the surveys that have already been completed and interpreted should be drilled during the next three years. DDD Energy exclusively utilizes the Company's processing and interpretation technology and operations to provide optimum quality control and confidentiality for the exploration and production programs in which DDD Energy participates.

     From March 1993 through December 31, 2000, DDD Energy has participated in the drilling of 325 wells, 224 of which were commercially productive for a 69% success rate.

     In November 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to accomplish the spin-off of DDD Energy through an initial public offering. The proposed offering was delayed due to market conditions and management changes. The Company continues to explore opportunities to maximize the value of DDD Energy's properties.

Customers

     The Company markets its seismic data to major and independent oil and gas companies. The Company generally sells its oil and gas to numerous customers through the operators of its oil and gas properties. During 2000, one customer accounted for 12% of the Company's revenue. No one customer accounted for as much as 10% of the Company's revenues during the years 1999 or 1998. The Company does not believe that the loss of any customer would have a material adverse impact on its seismic or oil and gas business.

Competition

     The creation and resale of seismic data are highly competitive in North America. There are a number of independent oil-service companies that create and market data, and numerous oil and gas companies create seismic data and maintain their own seismic data libraries. The Company's largest competitors, most of whom are engaged in acquiring seismic data as well as a data library, are Baker Hughes, Petroleum Geo-Services, Schlumberger, TGS Nopec, Veritas DGC and Compagnie Generale de Geophysique. In addition, the Company has positioned itself to take advantage of the increased outsourcing trend by exploration and production companies for their seismic data services. The Company believes it can compete favorably because of the expansiveness of its data library base, the expertise of its marketing staff and the technical proficiency and exploration experience of its geoscientists. These resources enable the Company to provide high-quality service and to create and market high-grade data.

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

     With respect to the Company's seismic licensing revenue, the Company's results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in either equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. As a result, the Company's seismic data revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year. In addition, certain weather-related events may delay the creation of seismic data for the Company's library during any given quarter. Although the majority of the Company's seismic resales are under $500,000 per sale, occasionally a single data resale from the Company's library, including those resulting from the merger and acquisition of the Company's oil and gas company customers, can be as large as $5 million or more. Such large resales can materially impact the Company's results during the quarter in which they occur, creating an impression of a trend of increasing revenue that may not be achieved in subsequent periods.

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

Employees

     As of December 31, 2000, the Company and its subsidiaries had 128 full-time employees. None of the Company's employees are covered by collective bargaining agreements. Of these employees, 89 are related to the seismic operations and 22 are related to the oil and gas operations. The balance provides accounting and administrative support for all operations. The Company has employment contracts with three of its senior corporate executives.

Other

     The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

     The following organization chart gives an overview of the structure of the Company:

Seitel, Inc.
Seitel Delaware, Inc.
100%
Seitel Data Corp.
100%
DDD Energy, Inc.
100%
Matrix Geophysical, Inc.
100%
SEIC, Inc.
100%
Seitel Canada Holdings, Inc.
100%
Seitel Solutions, Inc.
100%
Solutions, L.L.C.
100%
Seitel Management, Inc.
100%
1%
99%
Seitel Data, Ltd.
Seitel Offshore Corp.
100%
Seitel International, Inc.
100%
Datatel, Inc.
100%
.11%
99.89%
Various Canadian Entities *
818312 Alberta Ltd.
100%
1%
99%
Seitel Solutions Canada, Ltd.
100%
Seitel Solutions, Ltd.

* Includes Olympic Seismic Ltd. and other wholly-owned Canadian subsidiaries that own and manage the Company's Canadian seismic data library.

In addition to the subsidiaries listed above, the Company also has the following wholly-owned subsidiaries that are currently dormant: African Geophysical, Inc., Alternative Communications Enterprises, Inc., EHI Holdings, Inc., Exsol, Inc., Geo-Bank, Inc., Seitel Canada, L.L.C., Seitel Gas & Energy, Inc., Seitel Geophysical, Inc., Seitel Natural Gas, Inc., and Seitel Power Corp.

ITEM 2. PROPERTIES

     The Company leases office and warehouse space principally in Houston and Calgary. The size and condition of the space is appropriate for the Company's business.

     The Company, through its wholly-owned subsidiary DDD Energy, participates in oil and gas exploration and development efforts. For estimates of the Company's net proved and proved developed oil and gas reserves as of December 31, 2000, see Note S to the Company's Consolidated Financial Statements. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note S to the Company's Consolidated Financial statements represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and liquids, including crude oil, condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

     The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 2000. Gross oil and gas wells include three with multiple completions. All but one of the wells are operated by the Company's oil and gas company partners. A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

	Gross Wells	Net Wells
Oil	34	7.92
Gas	82	24.48

     The following table sets forth the number of net wells drilled in the last three fiscal years in which the Company participated.

	Exploratory			Development
	-------------------------------------			------------------------------------------
	Productive	Dry	Total	Productive	Dry	Total
2000
Texas	1.78	.25	2.03	1.24	-	1.24
Mississippi	.80	.40	1.20	-	-	-
Louisiana	-	.49	.49	-	-	-
California	2.33	.48	2.81	-	-	-

1999
Texas	1.14	.28	1.42	1.09	-	1.09
Louisiana	.52	-	.52	-	-	-
California	.30	-	.30	-	-	-

1998
Texas	.57	1.68	2.25	1.10	-	1.10
Mississippi	1.00	1.00	2.00	-	-	-
Louisiana	1.50	1.75	3.25	.66	.33	.99
California	.15	.15	.30	-	-	-
Arkansas	-	.13	.13	-	-	-
Michigan	-	.25	.25	-	-	-

     As of December 31, 2000, the Company was participating in the drilling of 1 gross and .33 net wells.

     The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 2000. "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net

California	5,844	1,911	80,978	26,992
Texas	18,114	9,135	84,330	22,957
Louisiana	7,184	1,606	105,491	30,043
Mississippi	4,740	1,571	5,900	2,360
Michigan	260	130	-	-
	--------------	--------------	--------------	--------------
Total	36,142	14,353	276,699	82,352
	========	========	========	========

     The following table describes for each of the last three fiscal years, crude oil (including condensate and natural gas liquids) and natural gas production for the Company, average production costs and average sales prices. All such production comes from the U.S. Gulf Coast region. The Company has not filed any different estimates of its December 31, 2000 reserves with any federal agencies.

	Net Production		Average	Average Sales Price
Year Ended	Oil	Gas	Production	Oil	Gas
December 31,	(Mbbls)	(Mmcf)	Cost per Mcfe	(Bbls)	(Mcf)

2000	303	4,390	$.78	$27.09	$3.65
1999	346	5,693.61		16.35	2.28
1998	386	6,216.55		11.78	2.27

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 2000 and 1999 as reported by the New York Stock Exchange.

	2000		1999
	-----------------------------------------		---------------------------------------
	High	Low	High	Low
	-----------------	-----------------	-----------------	---------------
First Quarter	$9.63	$6.50	$15.25	$9.31
Second Quarter	9.50	5.88	18.13	12.38
Third Quarter	16.38	7.06	16.50	9.56
Fourth Quarter	19.75	13.25	10.19	5.50

     On March 28, 2001, the closing price for the Common Stock was $17.40. To the best of the Company's knowledge, there are approximately 1,006 record holders of the Company's Common Stock as of March 28, 2001.

Dividend Policy

     The Company did not pay cash dividends during 1999 or 2000, and it intends to retain future earnings in order to provide funds for use in the operation and expansion of its business. Because the payment of dividends is dependent upon earnings, capital requirements, financial conditions, any required consents of lenders and other factors, there is no assurance that dividends, whether in the form of stock or cash, will be paid in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

     The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.
	Year Ended December 31,
	---------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:	2000	1999	1998	1997	1996
	-------------	-------------	-------------	-------------	-------------

Revenue	$163,811	$128,707	$144,857	$127,556	$106,002

Expenses and costs:
Depreciation, depletion and
amortization	73,709	59,624	69,890	49,679	39,249
Impairment of oil and gas
properties	-	-	-	9,560	-
Cost of sales	5,570	5,016	4,874	17,953	19,402
Selling, general and
administrative	34,790	28,587	26,599	23,043	19,165
Expenses related to delayed
DDD Energy, Inc. offering	958	-	-	-	-
Restructuring charge	4,394	-	-	-	-
	------------	------------	------------	------------	------------
	119,421	93,227	101,363	100,235	77,816
	------------	------------	------------	------------	------------

Income from operations	44,390	35,480	43,494	27,321	28,186

Interest expense, net	(12,206)	(11,077)	(5,540)	(3,554)	(2,900)
Dividend income	22	-	-	-	-
Equity in earnings (loss) of
affiliate	-	(91)	222	146	(186)
Impairment due to dividend
distribution of affiliate stock	-	(7,794)	-	-	-
Gain on sale of subsidiary stock	-	-	-	18,449	-
Increase (decrease) in under-
lying equity of affiliate	-	-	(193)	10,750	-
Extinguishment of volumetric
production payment	-	-	-	(4,133)	-
	------------	------------	------------	------------	------------

Income from continuing
operations before provision
for income taxes	32,206	16,518	37,983	48,979	25,100

Provision for income taxes	11,789	7,138	13,623	17,422	8,863
	------------	------------	------------	------------	------------
Income from continuing operations	20,417	9,380	24,360	31,557	16,237
Loss from discontinued
operations, net of tax	-	-	-	-	(988)
	------------	------------	------------	------------	------------

Net income	$20,417	$9,380	$24,360	$31,557	$15,249
	=======	=======	=======	=======	=======

		Year Ended December 31,
		----------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:		2000	1999	1998	1997	1996
		----------	---------	---------	----------	--------

Earnings per share: (1)
Basic:
Income from continuing
operations		$.85	$.39	$1.07	$1.48	$.83
Discontinued operations		-	-	-	-	(.05)
		--------------	------------	------------	--------------	------------
Net income		$.85	$.39	$1.07	$1.48	$.78
		========	=======	=======	========	=======

Diluted:
Income from continuing
operations		$.85	$.39	$1.05	$1.43	$.79
Discontinued operations		-	-	-	-	(.05)
		--------------	------------	------------	--------------	------------
Net income		$.85	$.39	$1.05	$1.43	$.74
		========	=======	=======	========	=======

Weighted average shares: (1)
-	Basic	23,909	23,863	22,720	21,380	19,646
-	Diluted	24,090	24,063	23,124	22,050	20,660

		As of December 31,
		------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:		2000	1999	1998	1997	1996
		----------	---------	---------	--------	--------

Seismic data library, net		$345,201	$329,885	$262,950	$180,936	$126,998

Oil and gas properties, net		141,658	150,166	148,977	112,915	86,572

Total assets		577,557	555,919	495,767	365,682	294,679

Total debt		206,598	225,223	150,690	90,566	86,488

Stockholders' equity		276,326	243,024	237,587	207,273	155,641

Stockholders' equity per
common share outstanding
at December 31		$11.20	$10.30	$10.05	$9.26	$7.51

Common shares outstanding at
December 31 (1) (2)		24,671	23,605	23,629	22,373	20,724

(1)	All number of shares and per share amounts has been restated to give effect to the two-for-one stock
	split effected in the form of a 100% stock dividend in December 1997.

(2)	Net of treasury shares.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following table sets forth selected financial information (in thousands) for the periods indicated, and should be read in conjunction with the discussion of Results of Operations below.
	2000	1999	1998
	-----------------	-----------------	-----------------
Seismic:
Revenue	$139,376	$109,671	$125,863
Amortization	(62,159)	(49,375)	(57,117)
Cost of sales	(738)	(296)	(191)

Oil and Gas:
Revenue	24,435	19,036	18,994
Depletion	(10,376)	(9,093)	(11,872)
Cost of sales	(4,832)	(4,720)	(4,683)

Other depreciation	(1,174)	(1,156)	(901)
Selling, general and administrative	(34,790)	(28,587)	(26,599)
Expenses related to delayed DDD Energy, Inc. offering	(958)	-	-
Restructuring charge	(4,394)	-	-
Net interest expense	(12,206)	(11,077)	(5,540)
Dividend income	22	-	-
Equity in earnings (loss) of affiliate	-	(91)	222
Impairment due to dividend distribution of affiliate stock	-	(7,794)	-
Decrease in underlying equity of affiliate	-	-	(193)
	----------------	----------------	----------------

Income before provision for income taxes	32,206	16,518	37,983

Provision for income taxes	11,789	7,138	13,623
	----------------	----------------	----------------

Net income	$20,417	$9,380	$24,360
	=========	=========	=========

Results of Operations

     Overview

     Income before special items was $24,730,000, $14,446,000 and $24,484,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Special items for the year ended December 31, 2000, include a pre-tax restructuring charge of $4,394,000 related to reduction of management incentive bonus compensation and a pre-tax charge of $958,000 related to expenses incurred in connection with the delayed DDD Energy, Inc. initial public offering. Special items for the year ended December 31, 1999, include a pre-tax loss of $7,794,000 related to an impairment due to the dividend distribution of affiliate stock. Special items for the year ended December 31, 1998 include a pre-tax loss of $193,000 related to the decrease in the underlying equity of an affiliate.

     Seismic

     Most oil and gas companies consider seismic data an essential tool to generate and delineate drilling prospects for the oil and gas industry. Oil and gas companies are increasingly using seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. By properly utilizing seismic data, oil and gas companies can significantly increase drilling success rates and reduce the occurrence of dry holes. By participating in multi-client surveys, oil and gas companies can share the cost of expensive surveys that they could not otherwise afford. Further, seismic data can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent.

     The Company generates seismic revenue by licensing data from its existing data library and creating new data for customers. Revenue from the marketing of seismic data was $139,376,000, $109,671,000 and $125,863,000 during 2000, 1999 and 1998, respectively. The increase in revenue between 1999 and 2000 was due to a 59% increase in licensing of existing data from the Company's data library partially offset by a decrease in revenue from new seismic data creation. The increase in library sales occurred in the third and fourth quarters of 2000 as a result of increased capital expenditures for seismic library data by oil and gas companies. The current industry condition of declining production profiles by many oil and gas companies and a "prospect short" environment has made the demand for seismic library data strong. Additionally, library sales include revenue resulting from the merger and acquisition of some of the Company's oil and gas company customers. In these instances, the data was relicensed due to the nontransferability of the original license. The decrease in seismic data creation revenue between 1999 and 2000 was due to a management decision in May 1999 to focus the Company's marketing team on licensing existing data that would generate cash flow. Management continued this decision to limit data creation throughout 2000 resulting in decreased seismic data creation revenue. The Company's decision to reduce data creation in 1999 caused total seismic revenue to be lower in 1999 as compared to 1998. However, library sales in 1999 increased 36% over library sales in 1998. The Company anticipates that the demand for its seismic library data will remain strong. Additionally, new data creation revenue is expected to increase in 2001 as compared to 2000 based on customer demand.

     Data bank amortization amounted to $62,159,000, $49,375,000 and $57,117,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 45%, 46% and 46% for 2000, 1999 and 1998, respectively. These changes between years are primarily due to the mix of sales of 2D and 3D data amortized at varying percentages based on each data program's current and expected future revenue. For a discussion of the Company's accounting policy related to seismic data amortization refer to Note A of the Company's Consolidated Financial Statements.

     The Company's (and its industry's) seismic revenue trends are evaluated and results are used in estimating future revenue expected to be received on its seismic data. When economic conditions indicate, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and operating results to decline. If the Company perceives an impairment in value due to reduced, or a lack of, estimated future revenue, a write-down of the asset is recognized. In periods of upturn, the opposite may occur, except, however, the prior write-downs are not reversed. Management believes that the economic outlook for the Company's seismic business is stable and the possibility for significant improvement exists.

     Oil and Gas

     Net volume and price information for the Company's oil and gas production for the years ended December 31, 2000, 1999 and 1998 is summarized in the following table:

	Year Ended December 31,
	---------------------------------------------------------------
	2000	1999	1998
	------------	------------	-----------
Natural gas volumes (mmcf)	4,390	5,693	6,216
Average natural gas price ($/mcf)	$3.65	$2.28	$2.27
Crude oil/condensate volumes (mbbl)	303	346	386
Average crude oil/condensate price ($/bbl)	$27.09	$16.35	$11.78

     Oil and gas revenue was $24,435,000, $19,036,000 and $18,994,000 during 2000, 1999 and 1998, respectively. The increase in oil and gas revenue from 1999 to 2000 was due to higher market prices in 2000 offset by lower production volumes. The decline in oil and gas production was primarily due to the effect of the sale of a group of wells in August 2000 and July 1999, as well as normal production declines on several of the Company's older wells. Production from new wells drilled in 2000 partially offset these declines. The increase in oil and gas revenue from 1998 to 1999 was primarily attributable to higher average oil prices received by the Company, partially offset by lower oil and gas production. The decline in oil and gas production between 1998 and 1999 was primarily due to normal production declines experienced on several of the Company's older wells. Additionally, in July 1999, the Company sold its interest in 11 oil and gas wells, five of which were producing.

     Depletion of oil and gas properties was $10,376,000, $9,093,000 and $11,872,000 for the years ended December 31, 2000, 1999 and 1998, respectively, which amounted to $1.67, $1.17 and $1.39, respectively, per mcfe of gas produced during such periods. The rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increase in the rate from 1999 to 2000 was primarily due to lower proved reserve volumes in 2000 as compared to 1999, primarily resulting from the sale of proved reserves and revisions to estimated reserve volumes. The decrease in the rate between 1998 and 1999, was primarily due to higher estimated reserve volumes in 1999 as a result of new discoveries of reserves.

     Oil and gas production costs amounted to $.78, $.61 and $.55, per mcfe of gas produced during 2000, 1999 and 1998, respectively. The increase in the rate between 1999 and 2000 was primarily due to higher workover costs incurred during 2000 and higher production taxes in 2000 due to higher oil and gas prices. The increase in the rate from 1998 to 1999 is primarily attributable to an increase in compression costs for the Company's East Texas Smackover properties.

     Corporate and Other

     The Company's selling, general and administrative expenses were $34,790,000 in 2000, $28,587,000 in 1999 and $26,599,000 in 1998. The increase from 1999 to 2000 was primarily due to an increase in fixed costs due to the growth of the Company, as well as an increase in variable expenses related to increased revenue. These increases were partially offset by a decrease in management's incentive compensation resulting from the restructuring that occurred in June 2000. The increase from 1998 to 1999 was primarily due to legal and other non-recurring expenses incurred during 1999 and an increase in costs resulting from the Company's expansion in Canada. These increases were partially offset by a reduction of variable expenses, including commissions on revenue and compensation tied to pre-tax profits. As a percentage of total revenue, selling, general and administrative expenses were 21% in 2000, 22% in 1999 and 18% in 1998.

     During the year ended December 31, 2000, the Company charged to expense costs totaling $958,000 that had been incurred in connection with the proposed initial public offering of its wholly-owned subsidiary, DDD Energy. The offering was delayed due to market conditions and management changes.

     On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in 2000 totaling $4,394,000 ($3,743,000, net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The agreements provide that the Company will pay withholding taxes of 35% relating to these payments. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May  31, 2004, subject to continued employment. These payments will be charged to expense over the period earned. Selling, general and administrative expenses for 2000 include $1,425,000 related to these payments. The decrease is management's compensation as a result of the restructuring was $4,204,000 before deduction of the $1,425,000 payments.

     The Company's interest expense was $13,168,000 in 2000, $11,791,000 in 1999 and $5,963,000 in 1998. The increase from 1999 to 2000 was primarily due to the Series D, E and F Senior Notes totaling $138 million being outstanding for the entire year in 2000, whereas in 1999, they were only outstanding for 101/2 months. The increase between 1998 and 1999 was primarily due to the addition of $138 million of senior notes on February 12, 1999 at an average interest rate of 7.3% partially offset by lower interest expense on the Company's revolving line of credit due to lower amounts being borrowed throughout 1999.

     Interest income was $962,000 in 2000, $714,000 in 1999 and $423,000 in 1998. The increase between 1999 and 2000 was primarily due to fluctuation in cash balances available for investment. The increase from 1998 to 1999 was primarily attributable to interest income received on the notes receivable from officers and employees entered into in October 1998.

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

    The Company's effective income tax rate was 36.6%, 43.2% and 35.9% for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in the effective income tax rate from 1999 to 2000 was primarily due to lower taxes on foreign earnings in 2000. The increase in the effective income tax rate from 1998 to 1999 was primarily a result of Canadian operations, which were taxed at a higher rate than the U.S. rate, representing a larger percentage of pre-tax profits than in prior years.

Liquidity and Capital Resources

     The Company's cash flow from operations was $93,487,000, $74,494,000 and $97,493,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 was primarily attributable to an increase in cash received from customers resulting from the increase in revenue partially offset by an increase in interest expense and taxes paid. The decrease from 1998 to 1999 was primarily attributable to (i) a decrease in cash received from customers due to the decrease in revenue in 1999, (ii) an increase in payments to suppliers in 1999 and (iii) an increase in interest expense paid due to the issuance of $138 million senior notes in 1999.

     The Company has a $75 million unsecured revolving line of credit facility whose maturity was extended to June 15, 2001. Under the terms of the extension, the facility bears interest at a rate of LIBOR plus 1.25%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The balance outstanding on this revolving line of credit as of March 28, 2001 was $60 million bearing an average interest rate of 6.23%. The Company is currently in negotiations to establish a new line of credit facility upon expiration of the current facility.

     On November 9, 1999, the Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into revolving credit facilities which allow it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of March 28, 2001, no amounts were outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of March 28, 2001, the balance outstanding on the Series D, E and F Notes was $138 million.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on the Series A, B and C Notes is payable semi-annually on June 30 and December 30. As of March 28, 2001, the balance outstanding on the Series A, B, and C Notes was $28,333,000.

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

     From January 1, 2000, through March 28, 2001, the Company received $14,386,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also receive approximately $2,257,000 in tax savings.

     In August 2000, the Company's wholly-owned subsidiary, DDD Energy, Inc., sold its working interest in eight producing oil and gas wells and associated leasehold for proceeds of $16.9 million or approximately $12.8 million, net of revenues and costs. Additionally, the Company received $100,000 related to other oil and gas property sales during 2000. The Company used these funds to reduce its borrowings under its line of credit.

     In November 1999, the Company filed a registration statement with the SEC to accomplish the spin-off of DDD Energy through an initial public offering. The offering was delayed due to market conditions and management changes. The Company is continuing to evaluate how to best maximize the value of DDD Energy's properties, including (i) proceeding with the deferred spin-off through an initial public offering, (ii) sale or other disposition of some or all of DDD Energy's properties, (iii) continuing to operate the properties to realize value through additional exploration and production, or (iv) some combination of these alternatives.

     During 2000, the Company repurchased 330,400 shares of its common stock in the open market at a cost of $4,849,000, pursuant to a stock repurchase program authorized by the Board of Directors in 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock. As of March 28, 2001, the Company has repurchased a total of 1,010,100 shares of its common stock at a cost of $11,124,000 since 1997 under this plan.

     During 2000, gross seismic data bank additions and capitalized oil and gas exploration and development costs amounted to $77,288,000 and $14,767,000 respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the sale of oil and gas properties, and proceeds from the exercise of common stock purchase warrants and options.

     Currently, the Company anticipates capital expenditures for 2001 to total approximately $133 million, of which approximately $109 million will be for seismic data bank additions, approximately $3 million will be for computer equipment purchases and approximately $21 million will be for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources, and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2001 capital expenditures, along with expenditures for operating and general and administrative expenses and debt repayments. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2001, the Company could arrange for additional debt or equity financing during 2001; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is required to be adopted on January 1, 2001. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

Risk Factors

     Any investment in our securities involves risk. Investors should carefully consider, in addition to the other information contained in this report, the risks described below before making any investment decision.

     Our business could be adversely affected by low exploration, development and production spending by oil and gas companies and by low oil and gas prices.

     Our seismic business depends upon exploration, development and production spending by oil and gas companies. Low oil and gas prices could result in decreased exploration, development and production spending by oil and gas companies, which could affect our seismic data business. Although oil and gas prices have been strong, any future decline could result in decreased revenues from our oil and gas exploration and production business.

     We invest significant amounts of money in acquiring and processing seismic data for our data library with only partial underwriting of the costs by customers.

     We invest significant amounts of money in acquiring and processing new seismic data to add to our data library, which is generally funded by current and future data licensing fees. The amounts of these future data licensing fees are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in our library, availability of similar data from competitors and governmental regulations affecting oil and gas exploration. Many of these factors are beyond our control. In addition, the timing of these sales can vary greatly from period to period. Technological or regulatory changes or other developments could adversely affect the value of the data.

     Because our business is concentrated in the U.S. Gulf Coast and Canada, it could be adversely affected by developments in the oil and gas business that affect these areas.

     Most of the seismic data in our seismic data library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico or in Canada. Also, most of our existing interests in oil and gas properties are located along the coast of the U.S. Gulf of Mexico. Because of this geographic concentration, our results of operations could be adversely affected by events relating primarily to one of these regions even if conditions in the oil and gas industry worldwide were favorable. Some examples of possible events that would adversely affect the U.S. Gulf Coast region would be changes in governmental regulations adversely affecting offshore drilling in the U.S. Gulf of Mexico, shortages of drilling or other necessary equipment in this region, or increases in gas transportation costs from this region to the Northeastern U.S., where much of the gas produced in this region is consumed.

     The amounts we amortize from our data library each period may fluctuate, and these fluctuations can affect our reported results of operations.

     We amortize the cost of our seismic data library based in part on our estimates of future sales of data. These estimates may vary from period to period depending upon market developments and our expectations. Substantial changes in amortization rates can have a significant effect on our reported results of operations.

     Drilling hazards and dry holes could affect our oil and gas activities.

     We may not discover commercial quantities of oil and gas when we participate in drilling wells. Our oil and gas operations could be adversely affected by the occurrence of drilling hazards. These include :
●	cratering;
●	explosions;
●	uncontrollable flows of oil, gas or well fluids;
●	fires;
●	pollution; and
●	other environmental risks.

     Some of these hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. We usually do not act as operator in our oil and gas drilling business and depend on our partners to minimize these operating risks.

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

     Our debt agreements may limit our flexibility in responding to changing market conditions or in pursuing business opportunities.

     Our debt agreements contain restrictions and requirements relating to, among other things:
●	additional borrowing;
●	maintaining financial ratios;
●	granting liens on our assets;
●	selling assets;
●	paying dividends; and
●	merging.

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
●	govern environmental quality and pollution control; and
●	limit rates of production.

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

Information Regarding Forward Looking Statements

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

     During 1999, the Company entered into natural gas swaps in order to hedge a portion of anticipated natural gas production. During 1999, the Company recognized net hedging losses of $308,000. As of December 31, 1999, the Company had open commodity price hedges totaling 2,285,000 MMBtu at an average price of 2.51 per MMBtu. The estimated fair value of these open commodity price hedges as of December 31, 1999 was $(377,000). During 2000, the Company recognized net hedging losses of $1,692,000. As of December 31, 2000, the Company did not have any open commodity price hedges. The Company continually reviews and may alter its hedged positions. The Company's strategy is to seek arrangements with guaranteed minimum prices and flexibility to participate in improving commodity prices.

Interest Rate Risk

     The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2000:

	2001	2002	2003	2004	2005	THERE-AFTER	TOTAL	FAIR VALUE
Debt:
Variable Rate	$40,000	$-	$-	$-	$-	$-	$40,000	$40,000
Average Interest Rate	7.39%	-	-	-	-	-	7.39%	-

Fixed Rate	$18,333	$10,000	$-	$32,500	$12,500	$93,000	$166,333	$173,828
Average Interest Rate	7.25%	7.31%	-	7.13%	7.28%	7.35%	7.29%	-

     The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 1999:
	2000	2001	2002	2003	2004	THERE-AFTER	TOTAL	FAIR VALUE
Debt:
Variable Rate	$-	$40,500	$-	$-	$-	$-	$40,500	$40,500
Average Interest Rate	-	7.22%	-	-	-	-	7.22%	-

Fixed Rate	$18,378	$18,333	$10,000	$-	$32,500	$105,500	$184,711	$182,656
Average Interest Rate	7.25%	7.25%	7.31%	-	7.13%	7.34%	7.28%	-

Foreign Currency Exchange Rate Risk

     The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. During 2000, the Company entered into forward exchange contracts to hedge a portion of its foreign currency exchange risk related to its Canadian activities. As of December 31, 2000, the Company had open forward exchange contracts totaling $4 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in equal amounts of $1 million (Canadian dollars) each month from January 2001 to April 2001. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 14(a) (1) and (2) below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 2001 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this Report

	(1)	Financial Statements:
Reports of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statements of Operations for the
years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Stockholders' Equity for
the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years
ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

	(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

	(3)	Exhibits:

		3.1	Certificate of Incorporation of the Company filed May 7, 1982 and Amendment to Certificate of Incorporation filed April 25, 1984 (1)

		3.2	Amendment to Certificate of Incorporation filed August 4, 1987 (3)

		3.3	Amendment to Certificate of Incorporation filed January 18, 1989 (4)

		3.4	Amendment to Certificate of Incorporation filed July 13, 1989 (5)

		3.5	Amendment to Certificate of Incorporation filed August 3, 1993 (11)

		3.6	Amendment to Certificate of Incorporation filed November 21, 1997 (22)

		3.7	Amendment and Restated By-Laws of Seitel, Inc. effective July 26, 2000 (30)

		4.1	Specimen of Common Stock Certificate (1)

		4.2	Form of Warrant Certificate granted to certain employees and one Director of the Company in December 1990 and expiring in December 2001 (8)

		4.3	Form of Promissory Note for Employee Stock Purchase dated July 21, 1992 (10)

		4.4	Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992 (10)

		4.5	Form of Pledge for Employee Stock Purchase dated July 21, 1992 (10)

		4.6	Form of Warrant Certificate granted under the 1994 Warrant Plans (14)

		4.7	Form of Warrant Certificate granted under the 1995 Warrant Reload Plan (16)

		4.8	Form of Executive Warrant Certificate granted to certain employees of the Company in November 1997 and expiring in November 2002 (22)

		4.9	Form of Bonus Warrant Certificate granted to an employee of the Company in November 1997 and expiring in November 2002 (22)

		4.10	Form of Departure Warrant granted to certain employees of the Company in August 1997 (24)

		4.11	Form of Employment Warrant granted to an employee of the Company in April 1998 and expiring in April 2008 (24)

		4.12	Form of Employment Warrant granted to an employee of the Company in April 1998 and expiring in April 2008 (24)

		4.13	Amended and Restated 1998 Employee Stock Purchase Plan (27)

		4.14	Form of Employment Warrant granted to an employee of the Company in November 1999 and expiring in November 2009 (29)

		10.1	1993 Incentive Stock Option Plan of the Company (11)

		10.2	Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan (15)

		10.3	Statement of Amendments effective November 29, 1995, to the Seitel, Inc. 1993 Incentive Stock Option Plan (18)

		10.4	Statement of Amendments effective April 22, 1996, to the Seitel, Inc. 1993 Incentive Stock Option Plan (18)

		10.5	Amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan effective December 31, 1996 (20)

		10.6	Amendment to Limit Options Granted to a Single Participant under the Seitel, Inc. 1993 Incentive Stock Option Plan (22)

		10.7	Amendment to Increase Number of Shares Available for Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan (22)

		10.8	Non-Employee Directors' Stock Option Plan of the Company (13)

		10.9	Amendment to the Seitel, Inc. Non-Employee Directors' Stock Option Plan effective December 31, 1996 (20)

		10.10	Seitel, Inc. Non-Employee Directors' Deferred Compensation Plan (18)

		10.11	Non-Employee Directors' Retirement Plan (27)

		10.12	Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan (19)

		10.13	Amendment to the Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan effective December 31, 1996 (20)

		10.14	2000 Stock Option Plan of the Company (31)

		10.15	Memorandum of Understanding between the Company and Triangle Geophysical Company dated as of June 7, 1984 (1)

		10.16	Lease Agreement by and between the Company and Commonwealth Computer Advisors, Inc. (2)

		10.17	The Company's 401(k) Plan adopted January 1, 1998 (22)

		10.18	Executive Services Agreement dated April 3, 1990 between the Company and Helm Resources, Inc. (7)

		10.19	Employment Agreement effective as of January 1, 1991 between the Company and Paul A. Frame, Jr. (9)

		10.20	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Paul A. Frame, Jr. (22)

		10.21	Paul A. Frame's Employment Contract Amendment No. 2 dated as of June 26, 2000 (30)

		10.22	Employment Agreement effective as of January 1, 1991 between the Company and Horace A. Calvert (9)

		10.23	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Horace A. Calvert (22)

		10.24	Horace A. Calvert's Amended and Restated Employment Agreement dated as of April 1, 2000 (30)

		10.25	Employment Agreement effective as of January 1, 1991 between the Company and Herbert M. Pearlman (9)

		10.26	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Herbert M. Pearlman (22)

		10.27	Herbert M. Pearlman's Employment Contract Amendment No. 2 dated as of June 26, 2000 (30)

		10.28	Employment Agreement effective as of January 1, 1991 between the Company and David S. Lawi (9)

		10.29	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and David S. Lawi (22)

		10.30	David S. Lawi's Employment Contract Amendment No. 2 dated as of June 26, 2000 (30)

		10.31	Letter to David S. Lawi from Seitel, Inc. dated June 26, 2000 regarding his October 2, 1998 Promissory Note (30)

		10.32	David S. Lawi's Promissory Note dated as of June 26, 2000 (30)

		10.33	Employment Agreement effective as of January 1, 1993 between the Company and Debra D. Valice (12)

		10.34	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Debra D. Valice (22)

		10.35	Amendment to Employment Agreement dated effective as of June 10, 1998 between the Company and Debra D. Valice (23)

10.36

Joint Venture Agreement dated April 5, 1990 by and between Seitel Offshore Corp., a wholly-owned subsidiary of the Company, and Digicon Data Inc., a wholly-owned subsidiary of Digicon Geophysical Corp. (6)

		10.37	Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (18)

		10.38	First Amendment to Seitel, Inc. Revolving Credit Agreement dated as of August 30, 1996 among the Company and The First National Bank of Chicago (19)

		10.39	Second Amendment to Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (21)

		10.40	Ratable Note in the amount of $20,000,000 among Seitel, Inc. and Bank One, Texas, N.A. dated as of May 1, 1997 (21)

		10.41	Ratable Note in the amount of $30,000,000 among Seitel, Inc. and The First National Bank of Chicago dated as of May 1, 1997 (21)

		10.42	Third Amendment to Revolving Credit Agreement dated as of March 16, 1998 among Seitel, Inc. and The First National Bank of Chicago (22)

		10.43	Ratable Note in the amount of $40,000,000 among Seitel, Inc. and The First National Bank of Chicago dated March 16, 1998 (22)

		10.44	Ratable Note in the amount of $35,000,000 among Seitel, Inc. and Bank One, Texas, N.A. dated as of March 16, 1998 (22)

		10.45	Amendment No. 4, dated as of August 10, 1999, among Seitel, Inc., a Delaware Corporation, the Lenders executing this Agreement and the First National Bank of Chicago, as Agent for the Lenders (27)

		10.46	Amendment No. 5, dated as of March 16, 2001, among Seitel, Inc., a Delaware Corporation, the Lenders executing this Agreement and Bank One, NA *

		10.47	Incentive Compensation Agreement (10)

		10.48	Note Purchase Agreement dated as of December 28, 1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers (17)

		10.49	First Amendment to Note Purchase Agreement dated as of February 12, 1999 between the Company and Senior Noteholders as of December 28, 1995 (26)

		10.50	Second Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (27)

		10.51	Third Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (28)

		10.52	Revolving Credit Agreement dated as of December 11, 1998, between the Company and Suntrust Bank, Atlanta (25)

		10.53	Note Purchase Agreement dated as of February 12, 1999, between the Company and the Series D Purchasers, the Series E Purchasers and the Series F Purchasers (25)

		10.54	First Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (27)

		10.55	Second Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (28)

		10.56	Revolving Credit Agreement, dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada (28)

		10.57	Amendment, dated as of March 2, 2000, to the Revolving Credit Agreement, dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada (28)

		16.1	Concurrence letter of Arthur Andersen LLP dated December 6, 2000 (32)

		21.1	Subsidiaries of the Registrant *

		23.1	Consent of Ernst & Young LLP *

		23.2	Consent of Arthur Andersen LLP *

		23.3	Consent of Garb Grubbs Harris & Associates, Inc.*

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2000:

The Registrant filed a Form 8-K on December 7, 2000, disclosing a change in its certifying accountant.

-----------------------------------
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

		(3)	Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2, No. 33-21300 as filed with the Securities and Exchange Commission on April 18, 1988.

		(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

		(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

		(6)	Incorporated by reference to the Company's Form 8 amending the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

		(7)	Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2, No. 33-34217 as filed with the Commission on April 6, 1990.

		(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

		(9)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1991.

		(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

		(11)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1993.

		(12)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1993.

		(13)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.

		(14)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-89934 as filed with the Securities and Exchange Commission on March 2, 1995.

		(15)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.

		(16)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-01271 as filed with the Securities and Exchange Commission on February 28, 1996.

		(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

		(18)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.

		(19)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1996.

		(20)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

		(21)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

		(22)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

		(23)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

		(24)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-64557 as filed with the Securities and Exchange Commission on September 29, 1999.

		(25)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

		(26)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

		(27)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.

		(28)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

		(29)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.

		(30)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000.

		(31)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000.

		(32)	Incorporated by reference to the Company's Form 8-K filed on December 7, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

		SEITEL, INC.

		By:	/s/	Paul A. Frame
		----------------------------------------------------------------------
				Paul A. Frame
				President

		Date:		March	30,	2001

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature		Title				Date

/s/	Herbert M. Pearlman	Chairman of the Board of Directors				March	30,	2001
------------------------------------------------
	Herbert M. Pearlman

/s/	Paul A. Frame	President and Chief Executive Officer,				March	30,	2001
------------------------------------------------		Director
	Paul A. Frame

/s/	Debra D. Valice	Executive Vice President-Finance,				March	30,	2001
------------------------------------------------		Chief Financial Officer, Secretary
	Debra D. Valice	and Treasurer, Director

/s/	Walter M. Craig, Jr.	Director				March	30,	2001
------------------------------------------------
	Walter M. Craig, Jr.

/s/	William Lerner	Director				March	30,	2001
------------------------------------------------
	William Lerner

/s/	John Stieglitz	Director				March	30,	2001
------------------------------------------------
	John Stieglitz

/s/	Fred S. Zeidman	Director				March	30,	2001
------------------------------------------------
	Fred S. Zeidman

/s/	Marcia H. Kendrick	Chief Accounting Officer				March	30,	2001
------------------------------------------------
	Marcia H. Kendrick

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Management of Seitel, Inc.:

We have audited the accompanying consolidated balance sheet of Seitel, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seitel, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas
March 16, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Seitel, Inc.:

We have audited the accompanying consolidated balance sheet of Seitel, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2000

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	----------------------------------------------
	2000	1999
	--------------	--------------
ASSETS

Cash and equivalents	$10,216	$5,188
Receivables
Trade, less allowance for doubtful accounts of $661 and $1,183
at December 31, 2000 and 1999, respectively	68,924	62,240
Notes and other	816	436

Seismic data library	706,668	629,380
Less: Accumulated amortization	(361,467)	(299,495)
	--------------	--------------
Net seismic data library	345,201	329,885

Property and equipment, at cost:
Oil and gas properties, full-cost method of accounting,
including $45,908 and $54,426 not being amortized at
December 31, 2000 and 1999, respectively	206,726	204,858
Furniture, fixtures and other	9,945	7,343
	--------------	--------------
	216,671	212,201
Less: Accumulated depreciation, depletion and amortization	(71,016)	(59,614)
	--------------	--------------
Net property and equipment	145,655	152,587

Investment in marketable securities	2,029	993
Prepaid expenses, deferred charges and other assets	4,716	4,590
	--------------	--------------

TOTAL ASSETS	$577,557	$555,919
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- continued
(In thousands, except share and per share amounts)

	December 31,
	-----------------------------------------------
	2000	1999
	---------------	---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$35,136	$35,497
Accrued liabilities	14,600	11,576
Employee compensation payable	5,435	2,986
Income taxes payable	6,075	373
Debt
Senior Notes	166,333	184,667
Line of credit	40,000	40,500
Term loans	-	33
Obligations under capital leases	265	23
Deferred income taxes	30,412	32,778
Deferred revenue	2,975	4,462
	--------------	--------------
Total Liabilities	301,231	312,895
	--------------	--------------

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 5,000,000
shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding 25,306,517 and
24,285,795 at December 31, 2000 and 1999, respectively	253	243
Additional paid-in capital	159,543	147,549
Retained earnings	129,543	110,117
Treasury stock, 635,918 and 680,518 shares at cost at
December 31, 2000 and 1999, respectively	(7,667)	(6,279)
Notes receivable from officers and employees	(4,965)	(6,915)
Accumulated other comprehensive income (loss)	(381)	(1,691)
	--------------	--------------
TOTAL STOCKHOLDERS' EQUITY	276,326	243,024
	--------------	--------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$577,557	$555,919
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)	Year Ended December 31,
	---------------------------------------------------------------
	2000	1999	1998
	--------------	--------------	--------------

REVENUE	$163,811	$128,707	$144,857

EXPENSES
Depreciation, depletion and amortization	73,709	59,624	69,890
Cost of sales	5,570	5,016	4,874
Selling, general and administrative expenses	34,790	28,587	26,599
Expenses related to delayed DDD Energy, Inc. offering	958	-	-
Restructuring charge	4,394	-	-
	--------------	--------------	--------------
	119,421	93,227	101,363
	--------------	--------------	--------------

INCOME FROM OPERATIONS	44,390	35,480	43,494

Interest expense	(13,168)	(11,791)	(5,963)
Interest income	962	714	423
Dividend income	22	-	-
Equity in earnings (loss) of affiliate	-	(91)	222
Impairment due to dividend distribution of
affiliate stock	-	(7,794)	-
Decrease in underlying equity of affiliate	-	-	(193)
	--------------	--------------	--------------

Income before provision for income taxes	32,206	16,518	37,983

Provision for income taxes	11,789	7,138	13,623
	--------------	--------------	--------------

NET INCOME	$20,417	$9,380	$24,360
	========	========	========

Earnings per share:
Basic	$.85	$.39	$1.07
Diluted	$.85	$.39	$1.05

Weighted average number of common and common
equivalent shares:
Basic	23,909	23,863	22,720
	========	========	========
Diluted	24,090	24,063	23,124
	========	========	========

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
								Notes
								Receivable	Accumulated
				Additional				from	Other
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Officers &	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	Income
	------------	--------------	---------	------------	----------	----------	---------	------------	--------------

Balance, December 31, 1997		22,548,408	$225	$128,406	$82,742	(175,818)	$(2,977)	$(1,109)	$(14)
Net proceeds from issuance
of common stock		106,067	1	983	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	344	-	-	-	-	-
Sale of common stock to
officers and employees		794,300	8	8,183	-	-	-	(8,191)	-
Acquisition of oil and
gas properties		355,733	4	3,910	-	-	-	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	649	-
Net income	$24,360	-	-	-	24,360	-	-	-	-
Foreign currency translation
adjustments	63	-	-	-	-	-	-	-	63
	------------
Comprehensive income	$24,423
	========	--------------	---------	------------	----------	----------	---------	------------	--------------

Balance, December 31, 1998		23,804,508	238	141,826	107,102	(175,818)	(2,977)	(8,651)	49
Net proceeds from issuance
of common stock		481,287	5	5,126	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	597	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(504,700)	(3,302)	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,736	-
Distribution of Eagle Geo-
physical, Inc. shares		-	-	-	(6,365)	-	-	-	-
Net income	$9,380	-	-	-	9,380	-	-	-	-
Foreign currency translation
adjustments	(695)	-	-	-	-	-	-	-	(695)
Unrealized loss on marketable
securities net of income
tax benefit of $526	(1,045)	-	-	-	-	-	-	-	(1,045)
	------------
Comprehensive income	$7,640
	========	--------------	---------	------------	----------	----------	---------	------------	--------------

Balance, December 31, 1999		24,285,795	243	147,549	110,117	(680,518)	(6,279)	(6,915)	(1,691)
Net proceeds from issuance
of common stock		1,020,722	10	10,180	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	1,814	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(330,400)	(4,849)	-	-
Issuance of common stock
in connection with
restructuring		-	-	-	(991)	375,000	3,461	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,950	-
Net income	$20,417	-	-	-	20,417	-	-	-	-
Foreign currency translation
adjustments	647	-	-	-	-	-	-	-	647
Unrealized gain on marketable
securities net of income
tax expense of $333	663	-	-	-	-	-	-	-	663
	------------
Comprehensive income	$21,727
	========	--------------	---------	------------	----------	----------	---------	------------	--------------

Balance, December 31, 2000		25,306,517	$253	$159,543	$129,543	(635,918)	$(7,667)	$(4,965)	$(381)
		=========	======	========	=======	=======	======	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	-----------------------------------------------------------------
	2000	1999	1998
	--------------	--------------	--------------
Cash flows from operating activities:
Cash received from customers	$150,095	$117,085	$128,747
Cash paid to suppliers and employees	(37,800)	(32,534)	(22,549)
Interest paid	(13,103)	(8,926)	(5,792)
Interest received	1,011	623	398
Income taxes paid	(6,716)	(1,754)	(3,311)
	--------------	--------------	--------------
Net cash provided by operating activities	93,487	74,494	97,493
	--------------	--------------	--------------

Cash flows from investing activities:
Cash invested in seismic data	(70,105)	(128,194)	(119,267)
Cash invested in oil and gas properties	(16,352)	(27,857)	(40,929)
Cash paid to acquire property and equipment	(2,319)	(1,073)	(839)
Net proceeds from sale of oil and gas properties	12,946	11,657	-
Cash from disposal of property and equipment	-	-	17
Investment in marketable securities	-	(3,043)	-
Deferred offering costs	(925)	(80)	-
	--------------	--------------	--------------
Net cash used in investing activities	(76,755)	(148,590)	(161,018)
	--------------	--------------	--------------

Cash flows from financing activities:
Borrowings under line of credit agreements	64,436	91,314	108,812
Principal payments under line of credit
agreements	(64,936)	(136,314)	(38,312)
Principal payments on term loans	(33)	(139)	(305)
Principal payments under capital lease
obligations	(41)	(28)	(71)
Proceeds from issuance of senior notes	-	138,000	-
Principal payments under senior notes	(18,334)	(18,333)	(10,000)
Proceeds from issuance of common stock	10,221	5,167	1,063
Costs of debt and equity transactions	(31)	(1,571)	(79)
Repurchase of common stock	(4,849)	(3,302)	-
Loans to employee and director	(591)	-	-
Payments on notes receivable from officers,
employees and director	1,951	1,736	649
	--------------	--------------	--------------
Net cash provided by (used in) financing activities	(12,207)	76,530	61,757
	--------------	--------------	--------------

Effect of exchange rate changes	503	(407)	48
	--------------	--------------	--------------

Net increase (decrease) in cash and equivalents	5,028	2,027	(1,720)

Cash and equivalents at beginning of period	5,188	3,161	4,881
	--------------	--------------	--------------

Cash and equivalents at end of period	$10,216	$5,188	$3,161
	========	========	========

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-continued

(In thousands)	Year Ended December 31,
	------------------------------------------------------------------
	2000	1999	1998
	---------------	---------------	---------------

Reconciliation of net income to net cash provided
by operating activities:

Net income	$20,417	$9,380	$24,360
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease in underlying equity of affiliate	-	-	193
Impairment due to dividend distribution of affiliate
stock	-	7,794	-
Equity in loss (earnings) of affiliate	-	91	(222)
Depreciation, depletion and amortization	73,726	59,624	69,890
Deferred income tax provision	(2,283)	5,501	9,989
Restructuring charge	2,470	-	-
Non-cash sales	(5,545)	(6,522)	(1,140)
Non-cash dividend income	(22)	-	-
Gain on sale of property and equipment	-	-	(32)
Increase in receivables, net	(6,474)	(2,851)	(14,706)
Decrease (increase) in other assets	(236)	402	(314)
Increase in accounts payable and other liabilities	11,434	1,075	9,475
	---------------	---------------	---------------
Total adjustments	73,070	65,114	73,133
	---------------	---------------	---------------

Net cash provided by operating activities	$93,487	$74,494	$97,493
	=========	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Seitel, Inc. (the "Company") is a leading diversified energy company providing seismic data and related geophysical services to the oil and gas industry and directly participating in exploration, development and ownership of natural gas and crude oil reserves. The majority of the Company's seismic surveys cover onshore and offshore U.S. Gulf Coast region, the Rocky Mountain region and Canada. The Company's oil and gas exploration, development and production activities are on properties located primarily in the onshore Gulf Coast areas of Texas, Louisiana, Alabama and Mississippi, as well as California and Arkansas.

     In the course of its operations, the Company is subject to certain risk factors, including, but not limited to, the following: competition, industry conditions, volatility of oil and gas prices, operating risks, dependence of key personnel, geographic concentration of operations and compliance with governmental regulations.

     Use of Estimates: The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from estimates. Seismic data library amortization is determined using estimates of ultimate revenues from licensing of the seismic data. Refer to the seismic data library discussion below for additional information on seismic data library amortization. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves and the present value of estimated cash flows therefrom. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Refer to Note S, "Supplemental Oil and Gas Information" for additional information regarding the process of estimating proved oil and gas reserve quantities and related values.

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

     The Company presents its consolidated balance sheets on an unclassified basis. The portion of seismic data library costs to be amortized during the next year cannot be classified as a current asset due to Securities and Exchange Commission ("SEC") guidance. Classification of all of these costs as noncurrent would be misleading to the reader because it would not indicate the level of assets expected to be converted into cash in the next year. As a result, the Company believes that the use of an unclassified balance sheet results in improved financial reporting.

     Seismic Data Library: Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 87%) of the costs incurred to develop the Company's seismic data library have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. If anticipated sales fall below expectations, amortization is accelerated. As of December 31, 2000, 91% of the Company's two-dimensional seismic data created by the Company has been amortized; the residual is being amortized on a straight-line basis. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the seismic data library), are amortized using the greater of the income forecast method or ten-year straight-line method.

As of December 31, 2000, almost all (95%) of the net costs of the Company's seismic data library are expected to be fully amortized within 10 years from when such data becomes available for resale. On a periodic basis, the carrying value of seismic data is reviewed to assess whether there has been a permanent impairment of value. Any indicated losses are recorded when it is determined that estimated future revenues would not be sufficient to cover the carrying value of the asset.

Net seismic data library at December 31, 2000 and 1999 was comprised of the following (in thousands):

	December 31,
	-------------------------------------------
	2000	1999
	----------------	---------------
2D data created by the Company	$8,524	$11,475
3D data created by the Company	293,120	279,577
Data purchased by the Company	43,557	38,833
	----------------	---------------
Net seismic data library	$345,201	$329,885
	=========	=========

     Oil and Gas Properties: The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs, directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the years ended December 31, 2000, 1999 and 1998, exploration and development related overhead costs of $1,809,000, $1,938,000 and $1,795,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the years ended December 31, 2000, 1999 and 1998, interest costs of $2,837,000, $3,101,000 and $2,486,000, respectively, have been capitalized to oil and gas properties.

     No gains or losses are recognized upon the sale of oil and gas properties unless a significant portion of the Company's proved oil and gas reserves are sold (generally greater than 25 percent). Instead, proceeds from the sale of oil and gas properties are accounted for as a reduction of capitalized costs. In August 2000, the Company sold its working interest in eight producing oil and gas wells and associated leasehold for approximately $12.8 million, net of revenues and costs. In July 1999, the Company sold its 18.75% working interest in 11 oil and gas wells, one salt water disposal well and approximately 16,000 acres of leasehold and options to lease for approximately $11.7 million, net of revenues and costs.

     Depreciation, depletion and amortization ("DD&A") expense is calculated quarterly using the units-of-production method based upon production and estimates of proved reserves. Estimated future development costs and site restoration, dismantlement and abandonment costs, net of salvage values, are included in the amortization base. Capitalized costs associated with the acquisition and evaluation of unproved properties and certain properties under development are not included in the amortization base until these costs are evaluated.

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

     At December 31, 2000 and 1999, unrealized gains (losses) on marketable securities were $996,000 and $(1,571,000), respectively. The deferred tax expense (benefit) was $333,000 and $(526,000) at December 31, 2000 and 1999, respectively, resulting in a net increase (charge) of $663,000 and $(1,045,000), respectively, to other comprehensive income.

     Debt Issue Costs: Debt issue costs related to the Company's Senior Notes and line of credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheet. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2000 and 1999, unamortized debt issue costs were $1,457,000 and $1,762,000, respectively.

     Income Taxes: The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2000, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $11,761,000.

     Revenue Recognition: Revenue from the creation of new seismic data is recognized in accordance with the percentage-of-completion method of accounting based upon survey costs incurred to date as a percentage of total estimated survey costs. Revenue from seismic data licensing agreements is recognized when each seismic data program is available for use by the licensees, and is presented net of revenue shared with other entities. Revenue received in advance of being earned is deferred until earned.

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

     The Company uses the sales method of accounting for its natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties, which historically, has not been significant.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance was required to be implemented in 2000. The Company implemented SAB 101 as of October 1, 2000 without a material impact on the quarterly or annual results of operations.

     Foreign Currency Translation: For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaling $(233,000), $455,000 and $108,000 for the years ended December 31, 2000, 1999 and 1998, respectively, are included in selling general and administrative expenses in the consolidated statements of operations.

     Use of Derivatives: The Company enters into various derivative instruments to manage commodity price fluctuations and foreign exchange risks. Derivatives are limited in use and are not entered into for speculative purposes.

     The Company enters into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments.

     The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. Such contracts usually are placed with major derivative dealers that the Company believes are minimal credit risks. The Company accounts for these derivative financial instruments using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas production revenues when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Recognition of gains and losses on derivative financial instruments that are closed before the hedged production occurs are deferred until the production month originally hedged.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is required to be adopted on January 1, 2001. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     Earnings per Share: In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for the years 2000, 1999 and 1998 consist of the following (in thousands except per share amounts):

	Year Ended December 31,
	---------------------------------------------------------------------------------
	2000	1999	1998
	------------	------------	------------

Net income	$20,417	$9,380	$24,360
	=======	=======	=======

Basic weighted average shares	23,909	23,863	22,720
Effect of dilutive securities: (1)
Options and warrants	181	200	404
	------------	------------	------------
Diluted weighted average shares	24,090	24,063	23,124
	=======	=======	=======
Per share net income:
Basic	$.85	$.39	$1.07
Diluted	$.85	$.39	$1.05

-----------------------------------------------------------
(1)

A weighted average year-to-date number of options and warrants to purchase 6,379,000, 5,517,000 and 187,000 shares of common stock were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted per share net income because their exercise prices were greater than the average market price of the common shares.

     Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note I, "Stock Options and Warrants," for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock-Based Compensation" on the Company's results of operations in 2000, 1999 and 1998.

     Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of December 31, 2000 and 1999, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes and the term loans approximates $173,828,000 and $182,656,000 as of December 31, 2000 and 1999, respectively. The book value of the Company's revolving line of credit approximates fair value due to the variable interest rates under the line.

     Impairment of Long-Lived Assets: In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. There were no such impairments recorded under SFAS No. 121 in 2000, 1999 or 1998.

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

     Comprehensive Income: In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income in the consolidated statements of stockholders' equity for the three years ended December 31, 2000. Accumulated other comprehensive income for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

     Allowance for Doubtful Accounts: Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):
	December 31,
	-------------------------------------------------
	2000	1999
	----------------	----------------

Balance at beginning of period	$1,183	$936
Additions to costs and expenses	300	365
Deductions for uncollectible receivables written off, net of recoveries	(822)	(118)
	----------------	----------------
Balance at end of period	$661	$1,183
	=========	=========

NOTE B--INCOME TAXES

     Income before provision for income taxes for each of the three years ended December 31, 2000 is comprised of the following (in thousands):

	2000	1999	1998
	-----------------	-----------------	-----------------

U.S.	$23,885	$6,894	$35,405
Foreign	8,321	9,624	2,578
	-----------------	-----------------	-----------------
	$32,206	$16,518	$37,983
	==========	==========	==========

     The provision (benefit) for income taxes for each of the three years ended December 31, 2000, is comprised of the following (in thousands):

		2000	1999	1998
		-----------------	-----------------	-----------------

Current:	Federal	$13,839	$1,456	$3,018
	State	230	156	165
	Foreign	3	25	451
		-----------------	-----------------	-----------------
		14,072	1,637	3,634
		-----------------	-----------------	-----------------

Deferred:	Federal	(4,197)	1,678	9,463
	Foreign	1,914	3,823	526
		-----------------	-----------------	-----------------
		(2,283)	5,501	9,989
		-----------------	-----------------	-----------------

Tax provision:	Federal	9,642	3,134	12,481
	State	230	156	165
	Foreign	1,917	3,848	977
		-----------------	-----------------	-----------------
		$11,789	$7,138	$13,623
		==========	==========	==========

     The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	2000	1999	1998
	----------	----------	----------

Statutory Federal income tax	$11,272	$5,781	$13,294
State income tax, less Federal benefit	150	101	107
Tax difference on foreign earnings	(995)	913	211
Restructuring charge not fully benefited	887	-	-
Other, net	475	343	11
	----------	----------	----------
Income tax expense	$11,789	$7,138	$13,623
	======	======	======

     The components of the net deferred income tax liability reflected in the Company's consolidated balance sheets at December 31, 2000 and 1999 were as follows (in thousands):

	Deferred Tax Assets
	(Liabilities) at December 31,
	-------------------------------------------------
	2000	1999
	------------	------------

Alternative minimum tax credit carryforward	$549	$1,136
Canadian net operating loss carryfoward	960	-
Partnership earnings	1,327	1,243
Canadian tax credits	-	1,358
Investment tax credits	44	44
Other	2,306	2,742
	------------	------------
Total deferred tax assets	5,186	6,523
Less: Valuation allowance	(44)	(44)
	------------	------------
Deferred tax assets, net of
valuation allowance	5,142	6,479
	------------	------------

Depreciation, depletion and amortization	(27,564)	(34,256)
Deferred revenue	(5,834)	(3,168)
Other	(2,156)	(1,833)
	------------	------------
Total deferred tax liabilities	(35,554)	(39,257)
	------------	------------

Net deferred tax liability	$(30,412)	$(32,778)
	=======	=======

     As of December 31, 2000, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $549,000 which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period.

     In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 2000, 1999 and 1998, the Company received $1,814,000, $597,000 and $344,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

NOTE C--DEBT

     The following is a summary of the Company's debt at December 31, 2000 and 1999 (in thousands):

	December 31,
	-------------------------------------
	2000	1999
	------------	------------
Senior notes, Series A, 7.17%, maturing in equal
amounts of $8,333 through 2001	$8,333	$16,667
Senior notes, Series B, 7.17%, maturing in equal
amounts of $5,500 through 2002	11,000	16,500
Senior notes, Series C, 7.48%, maturing in equal
amounts of $4,500 through 2002	9,000	13,500
Senior notes, Series D, 7.03%, maturing in 2004	20,000	20,000
Senior notes, Series E, 7.28%, maturing in equal
amounts of $12,500 beginning 2004
through 2009	75,000	75,000
Senior notes, Series F, 7.43%, maturing in 2009	43,000	43,000
Parent revolving credit agreement, maturing
in 2001 (average 7.39% at December 31,
2000)	40,000	40,500
Subsidiary revolving credit agreement	-	-
Term loans, 7.9%, maturing in varying
amounts through 2000	-	33
	------------	------------
	$206,333	$225,200
	=======	=======

     Senior Notes: The Company has issued six series of unsecured Senior Notes totaling $213 million through private placement. Interest on the Series A, B and C Senior Notes is payable semi-annually on June 30 and December 30 and interest on the Series D, E and F Senior Notes is payable semi-annually on February 15 and August 15. Accrued interest of $3,689,000 and $3,735,000 is included in accrued liabilities at December 31, 2000 and 1999, respectively.

     Lines of Credit: The Company has a $75 million unsecured revolving line of credit facility whose maturity was extended to June 15, 2001. Under the terms of the extension, the facility bears interest at a rate of LIBOR plus 1.25%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%.

     The Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. Olympic did not have any amounts outstanding under this line of credit at December 31, 2000 or 1999.

     The financial covenant restrictions for the Senior Notes and parent revolving credit agreement include, among others, interest coverage, maintenance of minimum net worth and limitations on liens, total debt, debt issuance and disposition of assets. The Company was in compliance with the financial convenants at December 31, 2000.

     Aggregate maturities of the Company's debt over the next five years and thereafter are as follows: $58,333,000 in 2001; $10,000,000 in 2002, $0 in 2003, $32,500,000 in 2004, $12,500,000 in 2005 and $93,000,000 thereafter.

NOTE D--LEASE OBLIGATIONS

     Assets recorded under capital leases obligations of $239,000 and $30,000 at December 31, 2000 and 1999, respectively, are included in property and equipment.

     The Company leases office space under operating leases. Rental expense for 2000, 1999 and 1998 was approximately $1,148,000, $1,112,000 and $757,000, respectively.

     Future minimum lease payments for the five years subsequent to December 31, 2000 and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases
	---------------	---------------
2001	$116	$939
2002	114	701
2003	89	463
2004	-	373
2005	-	373
	---------------	---------------
Total minimum lease payments	319	$2,849
	---------------	=========
Less amount representing interest	(54)
	---------------
Present value of net minimum
lease payments	$265
	=========

NOTE E--CONTINGENCIES AND COMMITMENTS

     The Company has an agreement with IBM Canada Ltd. to purchase a minimum of $2 million (Canadian) of computers and related equipment.

     The Company has employment agreements with certain of its key employees and other incentive compensation arrangements that commit it to commissions based on revenue, bonuses based on pre-tax profits, and other amounts based on seismic data program and oil and gas project profitability. Part III of the Company's Form 10-K contains a more complete discussion of these contractual obligations.

     The Company guarantees borrowings up to $750,000 made by its president under a line of credit. The Company is only obligated to make payment in the event of default by its president. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its president for any amounts paid by the Company pursuant to this guaranty. At December 31, 2000, $690,000 was outstanding on this line of credit. The maximum amount outstanding on this line of credit during 2000 was $700,000. The Company did not make any payments under this guaranty during 2000 or 1999.

     The Company is involved from time to time in or threatened with litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     The Company, as an owner of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2000, which would have a material impact on its financial position or results of operations.

NOTE F--FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

     The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risk associated with fluctuations in natural gas prices. The derivative financial instruments called for the Company to receive or make payments based upon the differential between a fixed and a variable commodity price as specified in the contract.

As a result of these activities, the Company recognized net hedging gains (losses) of $(1,692,000), $(308,000) and $653,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1998, the Company did not have any open commodity price hedges. The estimated fair value of open commodity price hedges as of December 31, 1999 was $(377,000).

     The Company enters into foreign exchange contracts to hedge a portion of its foreign currency exchange risk related to its Canadian activities. As of December 31, 2000, the Company had forward exchange contracts totaling $4 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in equal amounts of $1 million (Canadian dollars) each month from January 2001 to April 2001. The estimated fair market value of open foreign exchange contracts as of December 31, 2000 was $100,000. As of December 31, 1999 and 1998, the Company did not have any open foreign exchange contracts.

NOTE G--COMMON STOCK

     In December 1997, the Company's Board of Directors approved the expenditure of up to $25 million to repurchase the Company's common stock. As of December 31, 2000, the Company has repurchased 1,010,100 shares of common stock at a cost of $11,124,000 under this plan.

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

     On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company's common stock at the then market price of $2.69 per share. Payment of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and interest due August 1, 2002. On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of 794,300 shares of the Company's common stock at the then market price of $10.31 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company recorded related compensation expense due to the below market interest rate on these loans of $98,000, $114,000 and $54,000 for the years ended December 31, 2000, 1999, and 1998, respectively. During 2000, 1999 and 1998 , the Company received $1,950,000, $1,736,000 and $649,000, respectively, as principal payments on these notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE H--PREFERRED STOCK

     The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2000, no preferred stock had been issued.

NOTE I--STOCK OPTIONS AND WARRANTS

     The Company maintains various stock option plans under which the Company's officers, directors and employees may be granted options or warrants to purchase the Company's common stock. The exercise price, term and other conditions applicable to each option or warrant granted under the Company's plans are generally determined by the Compensation Committee at the time of grant and may vary with each option or warrant granted. All options and warrants issued under the Company's plans are issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option or warrant agreements.

     The following summarizes information with regard to the stock option and warrant plans for the years ended December 31, 2000, 1999 and 1998 (shares in thousands):
	2000		1999		1998
	----------------------------------		----------------------------------		----------------------------------
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	----------	-------------	----------	--------------	-----------	--------------

Outstanding at beginning of year	6,853	$13.01	6,768	$12.99	5,659	$16.33
Granted	1,694	13.89	878	12.98	5,015	13.75
Exercised	(1,021)	10.16	(481)	10.75	(102)	9.74
Cancelled	(300)	18.02	(312)	11.87	(3,804)	19.00
	----------		----------		----------
Outstanding at end of year	7,226	13.43	6,853	13.01	6,768	12.99
	======		======		======

Options exercisable at end of year	5,817		5,626		5,363
	======		======		======
Available for grant at end of year	1,395		1,636		1,170
	======		======		======

     The following table summarizes information for the options and warrants outstanding at December 31, 2000 (shares in thousands):

			Options Outstanding			Options Exercisable
			---------------------------------------------------------------------			-------------------------------------------
			Number of	Weighted	Weighted	Number of	Weighted
			Options	Average	Average	Options	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			at 12/31/00	Life in Years	Price	at 12/31/00	Price
------------------------------------------			-----------------	-----------------	-----------------	-----------------	--------------
$3.88	-	$11.82	1,626	6.41	$10.78	732	$10.82
$12.37	-	$13.50	812	5.70	12.67	663	12.48
$13.54	-	$13.73	3,405	2.55	13.73	3,212	13.73
$13.75	-	$21.52	1,381	4.21	16.26	1,208	16.36
$24.60	-	$24.60	2.90		24.60	2	24.60
			----------------			-----------------
$3.88	-	$24.60	7,226	4.09	13.43	5,817	13.77
			=========			==========

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

		2000	1999	1998
		------------	------------	------------
Net income	As reported	$20,417	$9,380	$24,360
	Pro forma	$11,135	$5,331	$15,159

Basic earnings per share	As reported	$.85	$.39	$1.07
	Pro forma	$.47	$.22	$.67

Diluted earnings per share	As reported	$.85	$.39	$1.05
	Pro forma	$.46	$.22	$.66

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: (1) risk-free interest rates ranging from 5.02% to 6.06%, 5.56% to 6.73% and 4.44% to 5.03%; (2) dividend yield of 0%, 0% and 0%; (3) stock price volatility ranging from 248.45% to 401.22%, 47.84% to 482.90% and 44.34% to 57.10%, and (4) expected option lives ranging from 2.78 to 10 years, .67 to 10 years and .42 to 10 years. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $13.78, $12.57 and $11.94 per option, respectively, for options granted at fair market value and $7.13 and $13.75 per option for options granted above fair market value in 1999 and 1998, respectively. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

NOTE J--NON-EMPLOYEE DIRECTORS' PLANS

     The Company has a Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any director fees in a deferred cash account or as deferred shares. As of December 31, 2000, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 12,009 deferred shares in their accounts of which 984 shares have been distributed and 11,025 will be distributed in future years.

     In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan which provides that each non-employee director with 10 or more years of continuous service is eligible to receive a retirement benefit based on a formula defined in the plan. The Company expensed $82,000 and $18,000 related to this plan in 2000 and 1999, respectively.

NOTE K-RESTRUCTURING

     On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned. For the year ended December 31, 2000, $1,425,000 was included in selling, general and administrative expense related to these payments.

NOTE L--INVESTMENT IN EAGLE GEOPHYSICAL, INC.

     On August 11, 1997, the Company's wholly-owned seismic data acquisition crew subsidiary, Eagle Geophysical, Inc. ("Eagle"), completed an initial public offering ("Offering") in which the Company sold 1,880,000 of its 3,400,000 shares of Eagle common stock as a selling stockholder. After the offering, the Company owned 17.9% of Eagle.

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

NOTE M--RELATED PARTY TRANSACTIONS

     The Company periodically uses the seismic data acquisition services of Eagle. The Company incurred charges of $27,385,000 and $79,900,000 for these services for the four months ended April 30, 1999, and for the year ended December 31, 1998, respectively.

     The Company owed Helm Capital Group, Inc. and its subsidiaries ("Helm"), a company that has an executive officer who is a director of the Company, $16,000 and $2,000 as of December 31, 2000 and 1999, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $117,000, $115,000 and $99,000, for these general and administrative expenses during 2000, 1999 and 1998, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

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

NOTE N--MAJOR CUSTOMERS

     During 2000, one seismic customer accounted for 12% of the Company's revenue. No customers accounted for 10% or more of revenues during the years 1999 and 1998.

     The Company extends credit to various companies in the oil and gas industry for the purchase of their seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company's overall credit risk. However, management believes that the risk is mitigated by the number, size, reputation and diversified nature of the companies to which they extend credit. Historical credit losses incurred on receivables by the Company have not been significant relative to sales.

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

     Significant non-cash investing and financing activities are as follows:
1.	During 2000 and 1999, capital lease obligations totaling $283,000 and $33,000, respectively, were incurred when the Company entered into leases for property and equipment

2.

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

NOTE P--INDUSTRY SEGMENTS

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates in two reportable segments - seismic and exploration and production. The long-term financial performance of each of the reportable segments is affected by similar economic conditions. The accounting policies of the segments are the same as those described in Footnote A to these consolidated financial statements. The Company evaluates performance of each reportable segment based on operating income before selling, general and administrative expenses, interest income and expense, income taxes, non-recurring items and accounting changes.

     Financial information by reportable segment for the three years ended December 31, 2000, was as follows (in thousands):
		Exploration
		and	Total
	Seismic	Production	Segments
	----------------	----------------	----------------
2000
Revenue from external purchasers	$139,376	$24,435	$163,811
Depreciation, depletion and amortization	62,159	10,376	72,535
Cost of sales	738	4,832	5,570
Segment operating income	76,479	9,227	85,706
Assets	422,879	149,113	571,992
Capital expenditures (a)	77,704	14,955	92,659

1999
Revenue from external purchasers	$109,671	$19,036	$128,707
Depreciation, depletion and amortization	49,375	9,093	58,468
Cost of sales	296	4,720	5,016
Segment operating income	60,000	5,223	65,223
Assets	391,849	157,925	549,774
Capital expenditures (a)	116,525	22,318	138,843

1998
Revenue from external purchasers	$125,863	$18,994	$144,857
Depreciation, depletion and amortization	57,117	11,872	68,989
Cost of sales	191	4,683	4,874
Segment operating income	68,555	2,439	70,994
Assets	317,292	156,623	473,915
Capital expenditures (a)	139,167	48,173	187,340
-----------------------------------------------
(a) Includes other ancillary equipment.

     The following geographic information for the three years ended December 31, 2000 pertains to the Company's seismic segment (in thousands):
			Other
	United		Foreign
	States	Canada	Countries	Total
	---------------	---------------	---------------	---------------
2000
Revenue from external customers	$108,149	$31,182	$45	$139,376
Assets	369,902	51,548	1,429	422,879

1999
Revenue from external customers	$83,532	$26,139	$-	$109,671
Assets	347,672	42,654	1,523	391,849

1998
Revenue from external customers	$117,623	$7,370	$870	$125,863
Assets	301,704	13,797	1,791	317,292

     All exploration and production activities are conducted in the United States.

     The following table reconciles segment information to consolidated totals: (in thousands)
	December 31,
	------------------------------------------------------------------------------------
	2000	1999	1998
	----------------	----------------	----------------
Depreciation, depletion and amortization:
Total reportable segment depreciation,
depletion and amortization	$72,535	$58,468	$68,989
Corporate and other	1,174	1,156	901
	----------------	----------------	----------------
Total consolidated depreciation,
depletion and amortization	$73,709	$59,624	$69,890
	=========	=========	=========

Income before income taxes:
Total reportable segment operating
income	$85,706	$65,223	$70,994
Selling general and
administrative expense	(34,790)	(28,587)	(26,599)
Expenses related to delayed
DDD Energy, Inc. offering	(958)	-	-
Restructuring charge	(4,394)	-	-
Interest expense, net	(12,206)	(11,077)	(5,540)
Dividend income	22	-	-
Equity in earnings (loss) of affiliate	-	(91)	222
Impairment due to dividend
distribution of affiliate stock	-	(7,794)	-
Decrease in underlying equity
of affiliate	-	-	(193)
Eliminations and other	(1,174)	(1,156)	(901)
	----------------	----------------	----------------
Income before income taxes	$32,206	$16,518	$37,983
	=========	=========	=========

Assets:
Total reportable segment assets	$571,992	$549,774	$473,915
Corporate and other	5,565	6,145	21,852
	----------------	----------------	----------------
Total consolidated assets	$577,557	$555,919	$495,767
	=========	=========	=========

NOTE Q--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.
	Quarter Ended
	------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
	------------------	---------------	--------------	--------------

2000
Revenue	$28,431	$40,067	$44,827	$50,486
Gross profit(1)	13,921	20,079	23,777	27,929
Provision for income taxes	1,349	2,374	3,894	4,172
Net income	2,505	1,866	7,232	8,814
Earnings per share: (2)
Basic	.11	.08	.30	.36
Diluted	.11	.08	.30	.35

1999
Revenue	$37,881	$34,127	$24,617	$32,082
Gross profit(1)	19,130	18,181	11,641	16,271
Provision for income taxes	848	2,879	850	2,561
Net income	750	4,875	824	2,931
Earnings per share: (2)
Basic	.03	.20	.03	.12
Diluted	.03	.20	.03	.12
------------------------------------------
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

NOTE R--PROPOSED SALE OF OIL AND GAS SUBSIDIARY

     In November 1999, the Company filed a registration statement with the SEC to accomplish the spin-off of DDD Energy, a wholly-owned subsidiary of the Company, through an initial public offering. The proposed offering was delayed due to market conditions and management changes. The Company incurred costs totaling $958,000 in connection with the proposed initial public offering. The costs were charged to expense during 2000 as a result of the delay.

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

     The following table sets forth estimates of proved reserves and proved developed reserves of natural gas and crude oil (including condensate and natural gas liquids) attributable to the Company's interest in oil and gas properties. The reserve estimates presented herein were prepared by the independent petroleum engineering firm of Garb Grubbs Harris & Associates, Inc. (formerly Forrest A. Garb & Associates, Inc.) in accordance with guidelines established by the SEC. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

	Oil	Gas
	(Mbbl)	(MMcf)
	----------------	----------------
Proved reserves at December 31, 1997	2,638	46,994
Revisions of previous estimates	2,374	12,698
Purchases of reserves in place	284	2,898
Extensions and discoveries	2,428	17,685
Production	(386)	(6,216)
	----------------	----------------

Proved reserves at December 31, 1998	7,338	74,059
Revisions of previous estimates	(1,494)	(6,978)
Purchases of reserves in place	118	6,600
Sales of reserves in place	(1,307)	(11,336)
Extensions and discoveries	152	5,405
Production	(346)	(5,693)
	----------------	----------------

Proved reserves at December 31, 1999	4,461	62,057
Revisions of previous estimates	(795)	(20,999)
Purchases of reserves in place	133	697
Sales of reserves in place	(57)	(2,059)
Extensions and discoveries	339	6,285
Production	(303)	(4,390)
	----------------	----------------
Proved reserves at December 31, 2000	3,778	41,591
	=========	=========
Proved developed reserves -
December 31, 1997	1,744	18,483
	=========	=========
December 31, 1998	5,265	37,844
	=========	=========
December 31, 1999	2,355	19,608
	=========	=========
December 31, 2000	2,149	12,376
	=========	=========

     The proved reserves disclosed above exclude proved sulfur reserves of 164,000 long tons, 260,000 long tons and 420,000 long tons at December 31, 2000, 1999 and 1998, respectively.

     Capitalized Costs of Oil and Gas Properties: As of December 31, 2000 and 1999, the Company's capitalized costs of oil and gas properties were as follows (in thousands):

	December 31,
	----------------------------------
	2000	1999
	------------	------------

Unproved properties	$45,908	$54,426
Proved properties	160,818	150,432
	------------	------------
Total capitalized costs	206,726	204,858
Less: Accumulated depreciation,
depletion and amortization	(65,068)	(54,692)
	------------	------------
Net capitalized costs	$141,658	$150,166
	=======	=======

     Of the total costs excluded from the amortization calculation as of December 31, 2000, $7,436,000 was incurred during 2000, $15,224,000 was incurred during 1999, $12,896,000 was incurred during 1998, and $10,352,000 was incurred during 1997 and prior years. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated in the next three to five years.

     Costs Incurred in Oil and Gas Activities: The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
	--------------	--------------	----------
Acquisition of properties:
Evaluated	$-	$-	$4,701
Unevaluated	6,951	8,303	15,207
Exploration costs	2,641	12,789	22,708
Development costs	5,175	847	5,318
	--------------	--------------	----------
Total costs incurred	$14,767	$21,939	$47,934
	========	========	======

     Results of Operations for Oil and Gas Producing Activities: The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
	---------------	---------------	------------
Revenue	$24,226	$18,637	$18,663
Production costs	(4,821)	(4,706)	(4,673)
Depreciation, depletion and amortization	(10,376)	(9,093)	(11,872)
	---------------	---------------	------------
Income before income taxes	9,029	4,838	2,118
Income tax expense	(3,160)	(1,693)	(741)
	---------------	---------------	------------
Results of operations	$5,869	$3,145	$1,377
	=========	=========	=======

     In addition to the revenues and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $209,000 and $11,000, respectively, for the year ended December 31, 2000, $399,000 and $14,000, respectively, for the year ended December 31, 1999 and $331,000 and $10,000, respectively, for the year ended December 31, 1998.

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
	December 31,
	---------------------------------------------------------------------------------------
	2000	1999	1998
	--------------	------------	------------
	(in thousands)
Cash inflows	$503,950	$247,158	$248,608
Production costs	(56,470)	(56,308)	(43,065)
Development costs	(40,815)	(37,099)	(17,131)
Income taxes	(115,108)	(36,554)	(47,541)
	--------------	------------	------------
Future net cash flows	291,557	117,197	140,871

10 percent annual discount	(125,181)	(45,133)	(59,328)
	--------------	------------	------------

Standardized measure of discounted future net cash flows (1) (2)	$166,376	$72,064	$81,543
	========	=======	=======
----------------------------------------------------------
(1)

Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $232,693,000, $94,796,000 and $107,649,000 as of December 31, 2000, 1999 and 1998, respectively.

(2)

The above table excludes future net cash flows before income taxes of $3,660,000, $5,029,000 and $9,167,000, and discounted future net cash flows before income taxes of $1,955,000, $2,854,000 and $4,310,000, as of December 31, 2000, 1999 and 1998, respectively, related to proved sulfur reserves.

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 (in thousands):
	2000	1999	1998
	--------------	--------------	--------------
Standardized measure, beginning of year	$72,064	$81,543	$64,597
Extensions and discoveries, net of related costs	45,001	13,001	34,102
Sales of oil and gas produced, net of production costs	(19,405)	(13,931)	(13,990)
Net changes in prices and production costs	231,194	26,992	(25,385)
Change in future development costs	(214)	(9,608)	3,626
Development costs incurred during the period that reduced
future development costs	3,087	227	4,330
Revision of previous quantity estimates	(108,365)	(19,232)	31,358
Purchases of reserves in place	1,222	6,222	4,609
Sales of reserves in place	(7,855)	(23,402)	-
Accretion of discount	9,480	10,765	8,328
Net change in income taxes	(43,586)	3,375	(7,422)
Change in production rates and other	(16,247)	(3,888)	(22,610)
	------------	------------	------------
Standardized measure, end of year	$166,376	$72,064	$81,543
	=======	=======	=======

	EXHIBIT INDEX
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------
		Page
Exhibit	Title	Number
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------

10.46	Amendment No. 5, dated as of March 16, 2001, among Seitel, Inc., a Delaware
	Corporation, the Lenders executing this Agreement and Bank One, NA	53

21.1	Subsidiaries of the Registrant	57

23.1	Consent of Ernst & Young LLP	59

23.2	Consent of Arthur Andersen LLP	61

23.3	Consent of Garb Grubbs Harris & Associates, Inc.	63