Form 10-Q
period 2001-03-31
SEITEL INC
filed 2001-05-15
CIK 750813

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

50 Briar Hollow Lane, 7th Floor West	77027
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange;
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

Yes	X	No

As of May 11, 2001 there were 25,051,784 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page

PART I.	FINANCIAL STATEMENTS

	Item 1.	Financial Statement

	Consolidated Balance Sheets as of
	March 31, 2001 (Unaudited) and December 31, 2000		3

	Consolidated Statements of Operations (Unaudited) for the
	Three Months Ended March 31, 2001 and 2000		4

	Consolidated Statements of Stockholders' Equity (Unaudited)
	for the Three Months Ended March 31, 2001		5

	Consolidated Statements of Consolidated Statements of Cash Flows (Unaudited )
	for the Three Months Ended March 31, 2001 and 2000		6

	Notes to Consolidated Interim Financial Statements		7

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk	12

PART II.	OTHER INFORMATION		13

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	(Unaudited)
	March 31,	December 31,
	2001	2000

ASSETS
Cash and equivalents	$7,273	$10,216
Receivables
Trade (net)	72,361	68,924
Notes and other	689	816
Net seismic data library	373,615	345,201
Net oil and gas properties	143,277	141,658
Net other property and equipment	4,423	3,997
Investment in marketable securities	2,995	2,029
Prepaid expenses, deferred charges and other assets	5,311	4,716

TOTAL ASSETS	$609,944	$577,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$56,324	$55,171
Income taxes payable	1,955	6,075
Debt
Senior Notes	166,333	166,333
Line of credit	63,000	40,000
Obligations under capital leases	239	265
Deferred income taxes	31,425	30,412
Deferred revenue	1,883	2,975

TOTAL LIABILITIES	321,159	301,231

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,644,952 and 25,306,517 at March 31, 2001
and December 31, 2000, respectively	256	253
Additional paid-in capital	164,195	159,543
Retained earnings	137,060	129,543
Treasury stock 635,918 shares at cost at
March 31, 2001 and December 31, 2000	(7,667)	(7,667)
Notes receivable from officers and employees	(4,225)	(4,965)
Accumulated other comprehensive loss	(834)	(381)

TOTAL STOCKHOLDERS' EQUITY	288,785	276,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$609,944	$577,557

The accompanying notes are an integral part of these consolidated statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,

	2001	2000

REVENUE	$48,978	$28,431

EXPENSES
Depreciation, depletion and amortization	21,207	13,159
Cost of sales	1,473	1,650
Selling, general and administrative expenses	11,368	6,670

	34,048	21,479

INCOME FROM OPERATIONS	14,930	6,952

Interest expense, net	(3,015)	(3,098)

Income before provision for income taxes	11,915	3,854
Provision for income taxes	4,398	1,349

NET INCOME	$7,517	$2,505

Net income per share:
Basic	$.30	$.11

Diluted	$.29	$.11

Weighted average number of common and
common equivalent shares:
Basic	24,781	23,625

Diluted	26,278	23,743

The accompanying notes are an integral part of these consolidated statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
								Notes
								Receivable	Accumulated
				Additional				from	Other
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Officers &	Comprehensive

	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	Income (Loss)

Balance, December 31, 1999		24,285,795	$243	$147,549	$110,117	(680,518)	$(6,279)	$(6,915)	$(1,691)
Net proceeds from issuance
of common stock		1,020,722	10	10,180	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	1,814	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(330,400)	(4,849)	-	-
Issuance of common stock
in connection with
restructuring		-	-	-	(991)	375,000	3,461	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,950	-
Net income	$20,417	-	-	-	20,417	-	-	-	-
Foreign currency translation
adjustments	647	-	-	-	-	-	-	-	647
Unrealized gain on
marketable securities,
net of income tax
expense of $333	663	-	-	-	-	-	-	-	663

Comprehensive income	$21,727

Balance, December 31, 2000		25,306,517	253	159,543	129,543	(635,918)	(7,667)	(4,965)	(381)
Net proceeds from issuance
of common stock		338,435	3	4,329	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	323	-	-	-	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	740	-
Net income	$7,517	-	-	-	7,517	-	-	-	-
Foreign currency translation
adjustments	(294)	-	-	-	-	-	-	-	(294)
Unrealized loss on
marketable securities,
net of income tax
benefit of $135	(207)	-	-	-	-	-	-	-	(207)
Changes in fair value of
outstanding hedge
positions, net of income
tax expense of $39	48	-	-	-	-	-	-	-	48

Comprehensive income	$7,064

Balance, March 31, 2001
(unaudited)		25,644,952	$256	$164,195	$137,060	(635,918)	$(7,667)	$(4,225)	$(834)

The accompanying notes are an integral part of these consolidated statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
	Three Months Ended March 31,

	2001	2000

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,517	$2,505
Depreciation, depletion and amortization	21,219	13,159
Deferred income tax provision	1,419	900
Non-cash sales	(7,824)	-
Decrease (increase) in receivables	(4,743)	23,316
Decrease (increase) in other assets	(584)	289
Decrease in accounts payable and other liabilities	(12,308)	(10,497)

Net cash provided by operating activities	4,696	29,672

Cash flows from investing activities:
Cash invested in seismic data	(29,052)	(20,587)
Cash invested in oil and gas properties	(5,649)	(5,639)
Cash paid to acquire property and equipment	(808)	(186)
Net proceeds from sale of oil and gas properties	78	-
Deferred offering costs	-	(759)

Net cash used in investing activities	(35,431)	(27,171)

Cash flows from financing activities:
Borrowings under line of credit agreement	37,930	14,900
Principal payments under line of credit	(14,930)	(18,400)
Principal payments on term loans	-	(33)
Principal payments under capital lease obligations	(26)	(12)
Proceeds from issuance of common stock	4,332	158
Costs of debt and equity transactions	-	(2)
Payments on notes receivable from officers and employees	840	254

Net cash provided by (used in) financing activities	28,146	(3,135)

Effect of exchange rate changes	(354)	173

Net decrease in cash and equivalents	(2,943)	(461)

Cash and cash equivalents at beginning of period	10,216	5,188

Cash and equivalents at end of period	$7,273	$4,727

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$5,092	$4,223
Income taxes	$6,825	$659
Supplemental schedule of non-cash investing and
financing activities:
Additions to seismic data library	$7,824	$-
Capital lease obligations incurred	$-	$22

The accompanying notes are an integral part of these consolidated statements.

Index

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

NOTE A-BASIS OF PRESENTATION

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

             The Company has changed its presentation of cash flows from operating activities from the direct method to the indirect method as allowed in Statement of Financial Accounting Standards 95.

NOTE B-EARNINGS PER SHARE

             In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for the three months ended March 31, 2001 and 2000 consist of the following (in thousands except per share amounts):

	Three Months Ended March 31,

	2001	2000

Net income	$7,517	$2,505

Basic weighted average shares	24,781	23,625
Effect of dilutive securities: (1)
Options and warrants	1,497	118

Diluted weighted average shares	26,278	23,743

Per share income:
Basic	$.30	$.11
Diluted	$.29	$.11

(1)

A weighted average quarter-to-date number of options and warrants to purchase 122,000 and 6,159,000 shares of common stock were outstanding during the first quarter of 2001 and 2000, respectively, but were not included in the computation of diluted per share income because their exercise prices were greater than the average market price of the common shares.

NOTE C-SEISMIC DATA LIBRARY

             Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Substantially all (greater than 81%) of the costs incurred to develop the Company's seismic data library have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. If anticipated sales fall below expectations, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or ten-year straight-line method. As of March 31, 2001, almost all (95%) of the net costs of the Company's data bank are expected to be fully amortized within 10 years from when such data becomes available for resale.

Index

             In certain transactions, the Company grants seismic licenses to third parties for data to be used in their operations (not for resale) in exchange for exclusive ownership of seismic data from the third party. The Company recognizes revenue for the licenses granted and records a data library asset for the seismic data acquired. These transactions are accounted for as non-monetary exchanges and are valued at the estimated fair value of such licenses based on values realized in cash transactions with other parties for similar seismic data, or at the estimated fair value of the seismic data libraries acquired.

NOTE D-OIL AND GAS PROPERTIES

             The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the three months ended March 31, 2001 and 2000, exploration and development related overhead costs of $569,000 and $478,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the three months ended March 31, 2001 and 2000, interest costs of $579,000 and $745,000, respectively, have been capitalized to oil and gas properties.

NOTE E-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

             The Company enters into foreign exchange contracts to hedge a portion of its foreign currency exchange risk related to its Canadian activities. On January 1, 2001, the Company adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." Effective with the adoption of SFAS No. 133, all derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is either recognized in income along with an offsetting adjustment to the basis of the item being hedged or deferred in other comprehensive income to the extent the hedge is effective. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations. As of March 31, 2001, the Company had forward exchange contracts totaling $1 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in April 2001.

Index

NOTE F-INDUSTRY SEGMENTS

             Segment information has been prepared in accordance with SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information." Selected financial information as of and for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

		Exploration
		and	Total
	Seismic	Production	Segments

As of and for the three months ended March 31, 2001

Revenue from external purchasers	$40,901	$8,077	$48,978
Depreciation, depletion and amortization	18,155	2,640	20,795
Cost of sales	171	1,302	1,473
Segment operating income	22,575	4,135	26,710
Capital expenditures (a)	46,700	4,524	51,224
Assets	449,258	151,613	600,871

As of and for the three months ended March 31, 2000

Revenue from external purchasers	$23,019	$5,412	$28,431
Depreciation, depletion and amortization	10,288	2,572	12,860
Cost of sales	77	1,573	1,650
Segment operating income	12,654	1,267	13,921
Capital expenditures (a)	19,758	3,809	23,567
Assets	380,574	156,913	537,487

(a)	Includes other ancillary equipment.

	Three months ended March 31,

	2001	2000

Income before income taxes:
Total reportable segment operating income	$26,710	$13,921
Selling general and administrative expense	(11,368)	(6,670)
Interest expense, net	(3,015)	(3,098)
Eliminations and other	(412)	(299)

Income before income taxes	$11,915	$3,854

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             Total revenue was $48,978,000 and $28,431,000 in the first quarters of 2001 and 2000, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

             Revenue from the marketing of seismic data was $40,901,000 in the first quarter of 2001 compared to $23,019,000 in the first quarter of 2000. The increase in revenue was primarily due to a 163% increase in licensing of existing data from the Company's data library. Since June 2000, the Company has experienced strong demand for its seismic library data as a result of increased capital expenditures by oil and gas companies for seismic library data.

Index

            Net volume and price information for the Company's oil and gas production for the first quarters of 2001 and 2000 is summarized in the following table:

	Quarter Ended
	March 31,

	2001	2000

Natural gas volumes (mmcf)	762	1,305
Average natural gas price ($/mcf)	$8.01	$2.75
Crude oil/condensate volumes (mbbl)	70	70
Average crude oil/condensate price ($/bbl)	$27.45	$25.27

             Oil and gas revenue was $8,077,000 in the first quarter of 2001 compared to $5,412,000 in the first quarter of 2000. The increase in oil and gas revenue was attributable to higher market prices in the 2001 quarter offset by lower gas production volumes as compared to the first quarter of 2000. The decline in gas production was primarily due to normal production declines experienced on several of the Company's older wells as well as the effect of the sale of a group of wells in August 2000. These declines were partially offset by production from newer wells.

             Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization was $18,155,000 in the first quarter of 2001 compared to $10,288,000 in the first quarter of 2000. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 45% and 46% for the first quarters of 2001 and 2000, respectively. See Note C for a discussion of the Company's seismic data amortization policy.

             Depletion of oil and gas properties was $2,640,000 in the first quarter of 2001 compared to $2,572,000 in the first quarter of 2000, which amounted to $2.23 and $1.49, respectively, per mcfe of gas produced during such periods. The rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increase in the rate was primarily due to lower proved reserves at March 31, 2001 than at March 31, 2000.

             Cost of sales primarily consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $1,302,000 or $1.10 per mcfe of gas produced in the first quarter of 2001 compared to $1,573,000, or $.91 per mcfe of gas produced in the first quarter of 2000. The increase in this rate was primarily due to higher production taxes in 2001 due to higher oil and gas prices.

             The Company's selling, general and administrative expenses were $11,368,000 in the first quarter of 2001 compared to $6,670,000 in the first quarter of 2000. This increase was primarily due to an increase in fixed costs due to the growth of the Company, as well as an increase in variable expenses related to increased revenue.

             The Company's effective income tax rate was 37% for the first quarter of 2001 compared to 35% for the first quarter of 2000. The increase in the effective income tax rate is primarily due to the mix of estimated earnings for 2001 between U.S. and foreign locations.

Liquidity and Capital Resources

             The Company's cash flow from operations was $4,696,000 and $29,672,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease from 2000 to 2001 was primarily attributable to (i) higher collection of accounts receivable in the first quarter of 2000 as compared to 2001, (ii) an increase in cash paid to suppliers and employees and (iii) an increase in income taxes paid.

             The Company has a $75 million unsecured revolving line of credit facility whose maturity was extended to July 15, 2001. Under the terms of the extension, the facility bears interest at a rate of LIBOR plus 1.25%, the bank's prevailing prime rate, or the sum of the Federal Funds effective rate for such day plus 1/2%. The balance outstanding on this revolving line of credit as of May 11, 2001 was $66 million. The Company is currently in negotiations to establish a new line of credit facility upon expiration of the current facility. The Company's current bank, which has proposed to act as lead bank in the Company's new syndicated facility, expects, although there can be no assurance, that the Company will successfully close a three year, $100 million facility by approximately June 15, 2001. The new facility is also expected to provide the Company with the ability to increase the amount of the facility to $150 million.

Index

             The Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of May 11, 2001, no amounts were outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

             On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of May 11, 2001, the balance outstanding on the Series D, E and F Notes was $138 million.

             On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million, which began on December 30, 1998. Interest on the Series A, B and C Notes is payable semi-annually on June 30 and December 30. As of May 11, 2001, the balance outstanding on the Series A, B, and C Notes was $28,333,000.

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

             From January 1, 2001, through May 11, 2001, the Company received $4,920,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also realize approximately $370,000 in tax savings.

             The Company's Board of Directors approved a stock repurchase program in 1997 of up to $25 million. As of May 11, 2001, the Company has repurchased a total of 1,010,100 shares of its common stock at a cost of $11,124,000 since 1997 under this plan.

             During the first three months of 2001, gross seismic data library additions and capitalized oil and gas exploration and development costs amounted to $46,496,000 and $4,334,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the exercise of common stock purchase warrants and options and borrowings under the Company's revolving line of credit.

             Currently, the Company anticipates capital expenditures for the remainder of 2001 to total approximately $89 million, of which approximately $69 million will be for seismic data bank additions, approximately $3 million will be for computer equipment purchases and approximately $17 million will be for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources, and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2001 capital expenditures, along with expenditures for operating and general and administrative expenses and debt repayments. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2001, the Company could arrange for additional debt or equity financing during 2001; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

Index

Information Regarding Forward Looking Statements

             This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include, but are not limited to, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the year ended December 31, 2000 for a detailed discussion of these risks. The following information discusses changes in the Company's market risk exposures since December 31, 2000.

Commodity Price Risk

             The Company may enter into various derivative instruments, principally natural gas swaps, to manage commodity price fluctuations. Currently, the Company has no open commodity price hedges.

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

Foreign Currency Exchange Rate Risk

             The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. As of March 31, 2001, the Company had open forward exchange contracts totaling $1 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in April 2001 to hedge a portion of its foreign currency exchange risk related to its Canadian activities. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.

Index

PART II - OTHER INFORMATION

Items 1., 2., 3., 4., and 5.  Not applicable.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

	10.1	Amendment No. 6, dated as of May 11, 2001, among Seitel, Inc. a Delaware corporation the
Lenders executing this Agreement and Bank One, NA.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: May	14,	2001	/s/	Paul A. Frame

				Paul A. Frame
				President

Dated: May	14,	2001	/s/	Debra D. Valice

				Debra D. Valice
				Chief Financial Officer

Dated: May	14,	2001	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Chief Accounting Officer

	EXHIBIT INDEX

Exhibit	Title	Page Number

10.1	Amendment No. 6, dated as of May 11, 2001, among Seitel, Inc., a Delaware	16
	Corporation, the Lenders executing this Agreement and Bank One, NA