Form 10-Q
period 2001-06-30
SEITEL INC
filed 2001-08-14
CIK 750813

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the quarterly period ended June 30, 2001

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

Yes	X	No

As of August 10, 2001, there were 25,039,399 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	June 30, 2001 (Unaudited) and December 31, 2000		3

	Consolidated Statements of Income (Unaudited)
	for the Three Months Ended June 30, 2001 and 2000		4

	Consolidated Statements of Income (Unaudited)
	for the Six Months Ended June 30, 2001 and 2000		5

	Consolidated Statements of Stockholders' Equity
	for the Six Months Ended June 30, 2001 (Unaudited)
	and for the year ended December 31, 2000		6

	Consolidated Statements of Cash Flows (Unaudited)
	for the Six Months Ended June 30, 2001 and 2000		7

	Notes to Consolidated Interim Financial Statements (Unaudited)		8

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative
		Disclosures About Market Risk	15

PART II.	OTHER INFORMATION		15

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2001	2000

ASSETS
Cash and equivalents	$6,723	$10,216
Receivables
Trade, net of allowance	66,512	68,924
Notes and other	1,474	816
Net seismic data library	384,248	345,201
Net oil and gas properties	135,182	141,658
Net other property and equipment	4,927	3,997
Investment in marketable securities	2,773	2,029
Prepaid expenses, deferred charges and other assets	5,573	4,716

TOTAL ASSETS	$607,412	$577,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$53,355	$55,171
Income taxes payable	2,207	6,075
Debt
Senior Notes	166,333	166,333
Lines of credit	66,000	40,000
Obligations under capital leases	218	265
Deferred income taxes	28,758	30,412
Deferred revenue	1,264	2,975

TOTAL LIABILITIES	318,135	301,231

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,773,983 and 25,306,517 at June 30, 2001
and December 31,2000, respectively	258	253
Additional paid-in capital	165,948	159,543
Retained earnings	137,832	129,543
Treasury stock, 735,918 and 635,918 shares at cost
at June 30, 2001 and December 31, 2000, respectively	(9,072)	(7,667)
Notes receivable from officers and employees	(4,127)	(4,965)
Accumulated other comprehensive income (loss)	(1,562)	(381)

TOTAL STOCKHOLDERS' EQUITY	289,277	276,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$607,412	$577,557

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,

	2001	2000

REVENUE	$43,415	$40,067

EXPENSES
Depreciation, depletion and amortization	19,797	18,722
Impairment of oil and gas properties	7,980	-
Cost of sales	1,450	1,557
Selling, general and administrative expenses	9,826	8,011
Restructuring charge	-	4,394

	39,053	32,684

INCOME FROM OPERATIONS	4,362	7,383

Interest expense, net	(3,049)	(3,143)

Income before provision for income taxes	1,313	4,240

Provision for income taxes	541	2,374

NET INCOME	$772	$1,866

Net income per share:
Basic	$.03	$.08

Diluted	$.03	$.08

Weighted average number of common and
common equivalent shares:
Basic	25,060	23,661

Diluted	26,340	23,751

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)
	Six Months Ended June 30,

	2001	2000

REVENUE	$92,393	$68,498

EXPENSES
Depreciation, depletion and amortization	41,004	31,881
Impairment of oil and gas properties	7,980	-
Cost of sales	2,923	3,207
Selling, general and administrative expenses	21,194	14,681
Restructuring charge	-	4,394

	73,101	54,163

INCOME FROM OPERATIONS	19,292	14,335

Interest expense, net	(6,064)	(6,241)

Income before provision for income taxes	13,228	8,094

Provision for income taxes	4,939	3,723

NET INCOME	$8,289	$4,371

Net income per share:
Basic	$.33	$.18

Diluted	$.32	$.18

Weighted average number of common and
common equivalent shares:
Basic	24,921	23,643

Diluted	26,311	23,747

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
								Notes
								Receivable	Accumulated
				Additional				from	Other
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Officers &	Comprehensive

	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	Income (Loss)

Balance, December 31, 1999		24,285,795	$243	$147,549	$110,117	(680,518)	$(6,279)	$(6,915)	$(1,691)
Net proceeds from issuance
of common stock		1,020,722	10	10,180	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	1,814	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(330,400)	(4,849)	-	-
Issuance of common stock
in connection with
restructuring		-	-	-	(991)	375,000	3,461	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,950	-
Net income	$20,417	-	-	-	20,417	-	-	-	-
Foreign currency translation
adjustments	647	-	-	-	-	-	-	-	647
Unrealized gain on
marketable securities,
net of income tax
expense of $333	663	-	-	-	-	-	-	-	663

Comprehensive income	$21,727

Balance, December 31, 2000		25,306,517	253	159,543	129,543	(635,918)	(7,667)	(4,965)	(381)
Net proceeds from issuance
of common stock		467,466	5	5,955	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	450	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(100,000)	(1,405)	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	838	-
Net income	$8,289	-	-	-	8,289	-	-	-	-
Foreign currency translation
adjustments	(853)	-	-	-	-	-	-	-	(853)
Unrealized loss on
marketable securities,
net of income tax
benefit of $256	(328)	-	-	-	-	-	-	-	(328)

Comprehensive income	$7,108

Balance, June 30, 2001
(unaudited)		25,773,983	$258	$165,948	$137,832	(735,918)	$(9,072)	$(4,127)	$(1,562)

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,289	$4,371
Depreciation, depletion and amortization	41,028	31,888
Impairment of oil and gas properties	7,980	-
Restructuring charge	-	2,470
Deferred income tax provision (benefit)	(1,368)	1,450
Non-cash sales	(9,496)	-
Decrease in receivables	321	8,891
Increase in other assets	(545)	(356)
Decrease in accounts payable and other liabilities	(12,546)	(4,812)

Net cash provided by operating activities	33,663	43,902

Cash flows from investing activities:
Cash invested in seismic data	(57,073)	(38,503)
Cash invested in oil and gas properties	(8,945)	(10,647)
Cash paid to acquire property and equipment	(1,785)	(288)
Net proceeds from sale of oil and gas properties	340	-
Deferred offering costs	-	(889)

Net cash used in investing activities	(67,463)	(50,327)

Cash flows from financing activities:
Borrowings under line of credit agreement	82,060	26,697
Principal payments under line of credit	(56,060)	(24,699)
Principal payments on term loans	-	(33)
Principal payments on capital lease obligations	(47)	(21)
Proceeds from issuance of common stock	5,967	158
Costs of debt and equity transactions	(471)	(2)
Repurchase of common stock	(1,405)	-
Payments on notes receivable from officers and employees	938	500

Net cash provided by financing activities	30,982	2,600

Effect of exchange rate changes	(675)	500

Net decrease in cash and equivalents	(3,493)	(3,325)

Cash and equivalents at beginning of period	10,216	5,188

Cash and equivalents at end of period	$6,723	$1,863

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest (net of amounts capitalized)	$6,172	$6,621

Income taxes	$9,727	$720

Supplemental schedule of non-cash investing
and financing activities:
Additions to seismic data library	$9,496	$-

Capital lease obligations incurred	$-	$22

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

NOTE A-BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

          The Company has changed its presentation of cash flows from operating activities from the direct method to the indirect method as allowed in Statement of Financial Accounting Standards ("SFAS") No. 95.

NOTE B-EARNINGS PER SHARE

          In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for the three and six months ended June 30, 2001 and 2000 consist of the following (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$772	$1,866	$8,289	$4,371

Basic weighted average shares	25,060	23,661	24,921	23,643
Effect of dilutive securities: (1)
Options and warrants	1,280	90	1,390	104

Diluted weighted average shares	26,340	23,751	26,311	23,747

Net income per share:
Basic	$.03	$.08	$.33	$.18
Diluted	$.03	$.08	$.32	$.18

(1)

During the second quarter of 2001 and 2000 and the first six months of 2001 and 2000, a weighted average number of options and warrants to purchase 279,000, 6,169,000, 196,000 and 6,208,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares.

Index

NOTE C-SEISMIC DATA LIBRARY

          Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Approximately 80% of the costs incurred to develop the Company's seismic data library have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. If anticipated sales fall below expectations, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or ten-year straight-line method. All of the surveys in the Company's seismic data library are expected to be substantially amortized within 10 years from when such data becomes available for resale.

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

NOTE D-OIL AND GAS PROPERTIES

          The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the six months ended June 30, 2001 and 2000, exploration and development related overhead costs of $1,213,000 and $946,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the six months ended June 30, 2001 and 2000, interest costs of $1,104,000 and $1,484,000, respectively, have been capitalized to oil and gas properties.

          Capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, are limited to the present value, discounted at 10 percent, of future net cash flows from estimated proved oil and gas reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, adjusted for the effects of related income taxes. If capitalized costs exceed this limit, the excess is charged to impairment of oil and gas properties. Based on the Company's June 30, 2001 estimated proved reserves, the Company recorded a non-cash impairment of oil and gas properties of $7,980,000 ($5,000,000 net of tax) in the second quarter of 2001.

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

Index

NOTE F-INDUSTRY SEGMENTS

          Segment information has been prepared in accordance with SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information." Selected financial information as of and for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

		Exploration
		and	Total
	Seismic	Production	Segments

Three months ended June 30, 2001
Revenue from external purchasers	$37,627	$5,788	$43,415
Depreciation, depletion and amortization	16,592	2,745	19,337
Impairment of oil and gas properties	-	7,980	7,980
Cost of sales	472	978	1,450

Segment operating income (loss)	$20,563	$(5,915)	$14,648

Capital expenditures (a)	$27,440	$2,981	$30,421
Assets	458,002	142,750	600,752

Three months ended June 30, 2000
Revenue from external purchasers	$33,980	$6,087	$40,067
Depreciation, depletion and amortization	15,461	2,970	18,431
Cost of sales	403	1,154	1,557

Segment operating income	$18,116	$1,963	$20,079

Capital expenditures (a)	$18,318	$4,433	$22,751
Assets	392,132	159,740	551,872

Six months ended June 30, 2001
Revenue from external purchasers	$78,528	$13,865	$92,393
Depreciation, depletion and amortization	34,747	5,385	40,132
Impairment of oil and gas properties	-	7,980	7,980
Cost of sales	643	2,280	2,923

Segment operating income (loss)	$43,138	$(1,780)	$41,358

Capital expenditures (a)	$74,140	$7,505	$81,465
Assets	458,002	142,750	600,752

Six months ended June 30, 2000
Revenue from external purchasers	$56,999	$11,499	$68,498
Depreciation, depletion and amortization	25,749	5,542	31,291
Cost of sales	480	2,727	3,207

Segment operating income	$30,770	$3,230	$34,000

Capital expenditures (a)	$38,076	$8,242	$46,318
Assets	392,132	159,740	551,872

(a)	Includes other ancillary equipment.

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Income from continuing operations
before income taxes:
Total reportable segment
operating income	$14,648	$20,079	$41,358	$34,000
Selling general and
administrative expense	(9,826)	(8,011)	(21,194)	(14,681)
Restructuring charge	-	(4,394)	-	(4,394)
Interest expense, net	(3,049)	(3,143)	(6,064)	(6,241)
Eliminations and other	(460)	(291)	(872)	(590)

Income from continuing operations
before income taxes	$1,313	$4,240	$13,228	$8,094

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

          The Company's income before special items was $5,772,000 for the second quarter of 2001 and $13,289,000 for the six months ended June 30, 2001 as compared to $5,609,000 for the second quarter of 2000 and $8,114,000 for the six months ended June 30, 2000. In the second quarter and first six months of 2001, the Company recorded a non-cash impairment of oil and gas properties of $5,000,000, net of tax, bringing net income for the second quarter and first six months of 2001 to $772,000 and $8,289,000, respectively. Additionally, in the second quarter and first six months of 2000, the Company recorded a non-recurring restructuring charge of $3,743,000, net of tax, bringing net income for the second quarter and first six months of 2000 to $1,866,000 and $4,371,000, respectively.

RESULTS OF OPERATIONS

          Total revenue was $43,415,000 and $40,067,000 in the second quarters of 2001 and 2000, respectively, and $92,393,000 and $68,498,000 in the first six months of 2001 and 2000, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

          Revenue from the seismic division was $37,627,000 in the second quarter of 2001 compared to $33,980,000 in the second quarter of 2000 and was $78,528,000 in the first six months of 2001 compared to $56,999,000 in the first six months of 2000. This increase in revenue was primarily due to an increase in licensing of existing data from the Company's data library in the United States which more than offset the reduction in revenue from the Company's Canadian subsidiary.

          Net volume and price information for the Company's oil and gas production for the second quarters and first six months of 2001 and 2000 are summarized in the following table:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Natural gas volumes (mmcf)	797	1,305	1,559	2,610
Average natural gas price ($/mcf)	$5.22	$3.01	$6.58	$2.88
Crude oil/condensate volumes (mbbl)	65	83	135	153
Average crude oil/condensate price ($/bbl)	$24.53	$25.24	$26.04	$25.25

Index

          Oil and gas revenue was $5,788,000 in the second quarter of 2001 compared to $6,087,000 in the second quarter of 2000. The decrease between periods was due to lower production volumes offset by higher gas prices in 2001. Oil and gas revenue was $13,865,000 in the first six months of 2001 compared to $11,499,000 in the first six months of 2000. The increase between periods was attributable to higher market prices in 2001 offset by lower production volumes. The decline in oil and gas production during 2001 was primarily due to normal production declines experienced on several of the Company's older wells as well as a decline related to a group of wells that was sold in August 2000. These declines were partially offset by production from newer wells.

          Oil and gas revenue includes losses from hedging activities of $851,000 in the second quarter of 2000 and $913,000 for the six months ended June 30, 2000.

          Depreciation, depletion and amortization consists primarily of seismic data library amortization and depletion of oil and gas properties. Seismic data library amortization was $16,592,000 during the second quarter of 2001 compared to $15,461,000 during the second quarter of 2000 and was $34,747,000 during the first six months of 2001 compared to $25,749,000 during the first six months of 2000. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, seismic data library amortization was 45% and 46% for the second quarters of 2001 and 2000, respectively, and was 45% and 46% for the first six months of 2001 and 2000, respectively. See Note C for a discussion of the Company's seismic data amortization policy.

          Depletion of oil and gas properties was $2,745,000 for the second quarter of 2001 compared to $2,970,000 for the second quarter of 2000, which amounted to $2.31 and $1.65, respectively, per mcfe of gas produced during such periods. For the six months ended June 30, 2001 and 2000, depletion of oil and gas properties was $5,385,000 and $5,542,000, respectively, which amounted to $2.27 and $1.57, respectively, per mcfe of gas produced during such periods. The depletion rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increase in the rate between periods was primarily due to lower proved reserves at June 30, 2001 than at June 30, 2000.

          At June 30, 2001, the Company recorded a non-cash impairment of oil and gas properties totaling $7,980,000 ($5,000,000 net of taxes) based on its June 30, 2001 estimated proved reserves. The impairment was primarily due to lower commodity prices.

          Cost of sales primarily consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $978,000, or $.82 per mcfe of gas produced in the second quarter of 2001 compared to $1,154,000 or $.64 per mcfe of gas produced in the second quarter of 2000. Oil and gas production costs amounted to $2,280,000 or $.96 per mcfe of gas produced in the first six months of 2001 compared to $2,727,000 or $.77 per mcfe of gas produced in the first six months of 2000. The increase in this rate between periods was primarily due to higher production taxes in 2001 due to higher oil and gas prices.

         The Company's selling, general and administrative expenses were $9,826,000 and $21,194,000 during the second quarter and first six months of 2001, respectively, compared to $8,011,000 and $14,681,000 during the second quarter and first six months of 2000, respectively. The increases primarily resulted from an increase in overhead costs due to the growth of the Company, including research and development costs associated with its wholly-owned subsidiary, Seitel Solutions, and international business development. As a percentage of total revenue, these expenses were 23% for the second quarter and first six months of 2001, and 20% and 21% for the second quarter and first six months of 2000, respectively.

          On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in the second quarter of 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, Chairman of the Board of Directors, which began January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, President and Chief Executive Officer, which began January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years which began January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert from July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned.

Index

          The Company's effective income tax rate was 41% and 37% for the second quarter and first six months of 2001, respectively, compared to 56% and 46% for the second quarter and first six months of 2000, respectively. The decrease in the effective tax rate for 2001 is primarily due to the tax impact of the restructuring charge in 2000 causing an increase in the 2000 effective tax rate as well as the mix of earnings between U.S. and foreign locations. Income tax expense in the second quarter and the first six months of 2000, consisted of two items: (1) income tax expense on income before restructuring charge at the Company's estimated annual tax rate of 35% offset by (2) income tax benefit on the restructuring charge totaling $651,000, which represented 15% of the restructuring charge. The Company received a tax benefit on the restructuring charge of $651,000 due to limitations imposed by Section 162(m) of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash flow from operating activities was $33,663,000 and $43,902,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease from 2000 to 2001 was primarily attributable to an increase in income taxes paid.

             On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that matures on June 29, 2004. The Company has the ability to increase the amount of the facility to $150 million. The facility bears interest at a rate determined by the ratio of the Company's debt to EBITDA (earnings before interest, taxes, depreciation, deletion and amortization). Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1.5%, the bank's prevailing prime rate, or the sum of the Federal Funds Effective Rate for such day plus 1/2%. The balance outstanding on this revolving line of credit as of August 10, 2001 was $66 million at an average interest rate of 5.54%.

             The Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Borrowings under the facility are limited to the higher of $2 million or 75% of trade receivables less than 90 days old. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of August 10, 2001, no amounts were outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

             On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of August 10, 2001, the balance outstanding on the Series D, E and F Notes was $138 million.

             On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million, which began on December 30, 1998. Interest on the Series A, B and C Notes is payable semi-annually on June 30 and December 30. As of August 10, 2001, the balance outstanding on the Series A, B, and C Notes was $28,333,000.

Index

             The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock and (iii) common stock, or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective "shelf" registration statement filed with the SEC. In addition, under another effective "shelf" registration statement filed with the SEC, the Company may offer up to an aggregate of $200,000,000 of the following securities, in any combination, from time to time in one or more series: (i) unsecured debt securities, which may be senior or subordinated; (ii) preferred stock; (iii) common stock, and (iv) trust preferred securities.

             From January 1, 2001, through August 10, 2001, the Company received $5,968,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also realize approximately $450,000 in tax savings.

             The Company's Board of Directors approved a stock repurchase program in 1997 of up to $25 million. As of August 10, 2001, the Company has repurchased a total of 1,110,100 shares of its common stock at a cost of $12,529,000 under this plan.

             During the first six months of 2001, capital expenditures for seismic data library, oil and gas property and other property and equipment amounted to $73,307,000, $7,258,000 and $1,785,000, respectively. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the exercise of common stock purchase warrants and options, and borrowings under the Company's revolving line of credit.

             Currently, the Company anticipates capital expenditures for the remainder of 2001 to total approximately $58 million, of which approximately $42 million will be for seismic data bank additions, approximately $2 million will be for computer equipment purchases and approximately $14 million will be for oil and gas exploration and development efforts. The Company believes its current cash balances, revenues from operating sources, and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2001 capital expenditures, along with expenditures for operating and general and administrative expenses and debt repayments. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2001, the Company could arrange for additional debt or equity financing during 2001; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

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

Index

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

Foreign Currency Exchange Rate Risk

             The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Currently, the Company has no open foreign exchange contracts.

PART II - OTHER INFORMATION

Items 1., 2., 3. and 5.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

             The Company's Annual Meeting of Stockholders was held on June 5, 2001. Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1.   The election of seven directors to serve until the 2002 Annual Meeting.

Name	No. of Votes For	No. of Votes Against

Herbert M. Pearlman	19,056,485	3,589,507
Paul A. Frame	19,058,857	3,587,135
Debra D. Valice	19,058,731	3,587,261
Walter M. Craig, Jr.	21,783,577	862,415
William Lerner	21,778,903	867,089
John E. Stieglitz	21,780,503	865,489
Fred S. Zeidman	21,783,077	862,915

Index

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

	10.1	Credit Agreement dated as of June 29, 2001, among Seitel, Inc. and Bank One, NA as Agent and LC Issuer and Comerica Bank - Texas as Syndication Agent

	10.2	Ratable Note in the amount of $25,000,000 among Seitel, Inc. and Comerica Bank-Texas

	10.3	Ratable Note in the amount of $15,000,000 among Seitel, Inc. and Guaranty Bank

	10.4	Seitel, Inc. 2001 Inducement Stock Option Plan adopted January 1, 2001

	10.5	2001 Non-Officer Stock Option Plan adopted June 5, 2001

(b)	Not applicable.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: August	13,	2001	/s/	Paul A. Frame

				Paul A. Frame
				President

Dated: August	13,	2001	/s/	Debra D. Valice

				Debra D. Valice
				Chief Financial Officer

Dated: August	13,	2001	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Chief Accounting Officer

Index

	EXHIBIT INDEX
		Page
Exhibit	Title	Number

10.1	Credit Agreement dated as of June 29, 2001, among Seitel, Inc. and Bank One, NA as Agent and LC Issuer and Comerica Bank - Texas as Syndication Agent	19

10.2	Ratable Note in the amount of $25,000,000 among Seitel, Inc. and Comerica Bank-Texas	90

10.3	Ratable Note in the amount of $15,000,000 among Seitel, Inc. and Guaranty Bank	92

10.4	Seitel, Inc. 2001 Inducement Stock Option Plan adopted January 1, 2001	94

10.5	Seitel, Inc. 2001 Non-Officer Stock Option Plan adopted June 5, 2001	112