Form 10-Q
period 2001-09-30
SEITEL INC
filed 2001-11-14
CIK 750813

INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the quarterly period ended September 30, 2001

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

As of November 12, 2001, there were 25,052,150 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share amounts)
	(Unaudited)
	September 30,	December 31,
	2001	2000

ASSETS

Cash and equivalents	$5,572	$10,216
Receivables
Trade, net of allowance	57,134	68,924
Notes and other	1,028	816
Net seismic data library	401,967	345,201
Net oil and gas properties	117,986	141,658
Net other property and equipment	5,674	3,997
Investment in marketable securities	2,456	2,029
Prepaid expenses, deferred charges and other assets	6,203	4,716

TOTAL ASSETS	$598,020	$577,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$43,182	$55,171
Income taxes payable	382	6,075
Debt
Senior Notes	166,333	166,333
Line of Credit	69,495	40,000
Term Loans	10,000	-
Obligations under capital leases	275	265
Deferred income taxes	24,389	30,412
Deferred revenue	1,093	2,975

TOTAL LIABILITIES	315,149	301,231

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,787,234 and 25,306,517 at September 30, 2001
and December 31, 2000, respectively	258	253
Additional paid-in capital	166,016	159,543
Retained earnings	132,315	129,543
Treasury stock, 735,918 and 635,918 shares at cost at
September 30, 2001 and December 31, 2000, respectively	(9,072)	(7,667)
Notes receivable from officers and employees	(3,824)	(4,965)
Accumulated other comprehensive income (loss)	(2,822)	(381)

TOTAL STOCKHOLDERS' EQUITY	282,871	276,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$598,020	$577,557

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,

	2001	2000

REVENUE	$48,382	$44,827

EXPENSES:
Depreciation, depletion and amortization	20,868	20,214
Impairment of oil and gas properties	22,058	-
Cost of sales	1,259	1,072
Selling, general and administrative expenses	9,804	9,397

	53,989	30,683

INCOME (LOSS) FROM OPERATIONS	(5,607)	14,144

Interest expense, net	(3,451)	(3,018)

Income (loss) before provision for income taxes	(9,058)	11,126

Provision (benefit) for income taxes	(3,541)	3,894

NET INCOME (LOSS)	$(5,517)	$7,232

Earnings (loss) per share:
Basic	$(.22)	$.30

Diluted	$(.22)	$.30

Weighted average number of common and common
equivalent shares:
Basic	25,045	24,037

Diluted	25,045	24,417

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,

	2001	2000

REVENUE	$140,775	$113,325

EXPENSES:
Depreciation, depletion and amortization	61,872	52,095
Impairment of oil and gas properties	30,038	-
Cost of sales	4,182	4,279
Selling, general and administrative expenses	30,998	24,078
Restructuring charge	-	4,394

	127,090	84,846

INCOME FROM OPERATIONS	13,685	28,479

Interest expense, net	(9,515)	(9,259)

Income before provision for income taxes	4,170	19,220

Provision for income taxes	1,398	7,617

NET INCOME	$2,772	$11,603

Earnings per share:
Basic	$.11	$.49

Diluted	$.11	$.48

Weighted average number of common and common
equivalent shares:
Basic	24,963	23,775

Diluted	25,879	23,935

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
								Notes
								Receivable	Accumulated
				Additional				from	Other
	Comprehensive	Common Stock		Paid-In	Retained	Treasury Stock		Officers &	Comprehensive

	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	Income (Loss)

Balance, December 31, 1999		24,285,795	$243	$147,549	$110,117	(680,518)	$(6,279)	$(6,915)	$(1,691)
Net proceeds from issuance
of common stock		1,020,722	10	10,180	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	1,814	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(330,400)	(4,849)	-	-
Issuance of common stock
in connection with
restructuring		-	-	-	(991)	375,000	3,461	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,950	-
Net income	$20,417	-	-	-	20,417	-	-	-	-
Foreign currency translation
adjustments	647	-	-	-	-	-	-	-	647
Unrealized gain on
marketable securities,
net of income tax
expense of $333	663	-	-	-	-	-	-	-	663

Comprehensive income	$21,727

Balance, December 31, 2000		25,306,517	253	159,543	129,543	(635,918)	(7,667)	(4,965)	(381)
Net proceeds from issuance
of common stock		480,717	5	6,023	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	450	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(100,000)	(1,405)	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,141	-
Net income	$2,772	-	-	-	2,772	-	-	-	-
Foreign currency translation
adjustments	(1,995)	-	-	-	-	-	-	-	(1,995)
Unrealized loss on
marketable securities,
net of income tax
benefit of $345	(446)	-	-	-	-	-	-	-	(446)

Comprehensive income	$331

Balance, September 30, 2001
(unaudited)		25,787,234	$258	$166,016	$132,315	(735,918)	$(9,072)	$(3,824)	$(2,822)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (In thousands)
	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,772	$11,603
Depreciation, depletion and amortization	61,864	52,101
Impairment of oil and gas properties	30,038	-
Restructuring charge	-	2,470
Deferred income tax provision (benefit)	(5,434)	3,650
Non-cash sales	(39,410)	(4,427)
Decrease in receivables	10,138	3,603
Increase in other assets	(1,234)	(626)
Decrease in accounts payable and other liabilities	(17,521)	(4,406)

Net cash provided by operating activities	41,213	63,968

Cash flows from investing activities:
Cash invested in seismic data	(70,111)	(56,399)
Cash invested in oil and gas properties	(16,088)	(13,567)
Cash paid to acquire property and equipment	(2,852)	(492)
Net proceeds from sale of oil and gas properties	340	12,782
Deferred offering costs	-	(925)

Net cash used in investing activities	(88,711)	(58,601)

Cash flows from financing activities:
Borrowings under line of credit agreements	109,998	35,028
Principal payments under line of credit	(80,503)	(44,798)
Borrowings under term loan	10,000	-
Principal payments on term loans	-	(33)
Principal payments on capital lease obligations	(81)	(47)
Proceeds from issuance of common stock	6,052	1,102
Costs of debt and equity transactions	(505)	(15)
Repurchase of common stock	(1,405)	(268)
Payments on receivables from officers and employees	1,248	1,019
Loans to employee and director	-	(525)

Net cash provided by (used in) financing activities	44,804	(8,537)

Effect of exchange rate changes	(1,950)	512

Net decrease in cash and equivalents	(4,644)	(2,658)

Cash and cash equivalents at beginning of period	10,216	5,188

Cash and cash equivalents at end of period	$5,572	$2,530

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest (net of amounts capitalized)	$11,920	$11,653

Income taxes	$11,759	$3,103

Supplemental schedule of non-cash investing and
financing activities:
Additions to seismic data library	$39,410	$4,427

Capital lease obligations incurred	$91	$302

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

NOTE A-BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

          The Company has changed its presentation of cash flows from operating activities from the direct method to the indirect method as allowed in Statement of Financial Accounting Standards ("SFAS") No. 95.

NOTE B-EARNINGS PER SHARE

          In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for the three and nine months ended September 30, 2001 and 2000 consist of the following (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(5,517)	$7,232	$2,772	$11,603

Basic weighted average shares	25,045	24,037	24,963	23,775
Effect of dilutive securities: (1)
Options and warrants	-	380	916	160

Diluted weighted average shares	25,045	24,417	25,879	23,935

Net income (loss) per share:
Basic	$(.22)	$.30	$.11	$.49
Diluted	$(.22)	$.30	$.11	$.48

___________________

(1)          During the third quarter of 2001, a weighted average number of options and warrants to purchase 132,000 shares of common stock were outstanding but were not included in the computation of diluted net income per share because their inclusion would have been antidulutive. During the third quarter of 2001 and 2000 and the first nine months of 2001 and 2000, a weighted average number of options and warrants to purchase 6,188,000, 4,218,000, 1,370,000 and 6,253,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares.

INDEX

NOTE C-DATA BANK

          Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. Approximately 77% of the costs incurred to develop the Company's data bank have been for programs created by the Company. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized in the proportion that revenue for a period relates to management's estimate of ultimate revenues. If anticipated sales fall below expectations, amortization is accelerated. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over 10 years; however, the costs of a significant purchase (greater than 5% of the net book value of the data bank), are amortized using the greater of the income forecast method or 10-year straight-line method. All of the surveys in the Company's seismic data library are expected to be substantially amortized within 10 years from when such data becomes available for resale.

          In certain cases, the Company grants seismic licenses to third parties for data to be used in their operations (not for resale) in exchange for ownership of seismic data from the third party. The Company recognizes revenue for the licenses granted and records a data library asset for the seismic data acquired. These transactions are accounted for as non-monetary exchanges and are valued at the fair market value of such licenses based on values realized in cash transactions with other parties for similar seismic data, or at the estimated fair value of the seismic data libraries acquired. During the first nine months of 2001, the Company licensed seismic data valued at $39,410,000 in exchange for the ownership of seismic data of equal value for its library.

NOTE D-OIL AND GAS PROPERTIES

          The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the nine months ended September 30, 2001 and 2000, exploration and development related overhead costs of $1,783,000 and $1,341,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the nine months ended September 30, 2001 and 2000, interest costs of $1,630,000 and $2,202,000, respectively, have been capitalized to oil and gas properties.

          Capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and deferred income taxes, are limited to the present value, discounted at 10 percent, of future net cash flows from estimated proved oil and gas reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, adjusted for the effects of related income taxes. If capitalized costs exceed this limit, the excess is charged to impairment of oil and gas properties. Based on the Company's September 30, 2001 estimated proved reserves valued at November 9, 2001 market prices, the Company recorded a non-cash impairment of oil and gas properties of $22,058,000 in the third quarter of 2001. The Company recorded non-cash impairments of oil and gas properties of $30,038,000 for the nine months ended September 30, 2001.

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

INDEX

NOTE F-INDUSTRY SEGMENTS

          Segment information has been prepared in accordance with SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information." Selected financial information for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):
		Exploration
		and	Total
	Seismic	Production	Segments

Three months ended September 30, 2001
Revenue from external purchasers	$44,278	$4,104	$48,382
Depreciation, depletion
and amortization	17,616	2,797	20,413
Impairment of oil and gas properties	-	22,058	22,058
Cost of sales	372	887	1,259
Segment operating income (loss)	26,290	(21,638)	4,652
Capital expenditures (a)	35,496	7,671	43,167
Assets	465,928	123,734	589,662

Three months ended September 30, 2000
Revenue from external purchasers	$38,762	$6,065	$44,827
Depreciation, depletion
and amortization	17,560	2,418	19,978
Cost of sales	45	1,027	1,072
Segment operating income	21,157	2,620	23,777
Capital expenditures (a)	16,891	2,517	19,408
Assets	406,836	145,839	552,675

Nine months ended September 30, 2001
Revenue from external purchasers	$122,806	$17,969	$140,775
Depreciation, depletion
and amortization	52,363	8,182	60,545
Impairment of oil and gas properties	-	30,038	30,038
Cost of sales	1,015	3,167	4,182
Segment operating income (loss)	69,428	(23,418)	46,010
Capital expenditures (a)	109,636	15,178	124,814
Assets	465,928	123,734	589,662

Nine months ended September 30, 2000
Revenue from external purchasers	$95,761	$17,564	$113,325
Depreciation, depletion
and amortization	43,309	7,960	51,269
Cost of sales	525	3,754	4,279
Segment operating income	51,927	5,850	57,777
Capital expenditures (a)	54,967	10,759	65,726
Assets	406,836	145,839	552,675

(a)	Includes other ancillary equipment.

 INDEX

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Income (loss) from continuing operations
before income taxes:
Total reportable segment operating	$4,652	$23,777	$46,010	$57,777
income
Selling general and administrative	(9,804)	(9,397)	(30,998)	(24,078)
expenses
Restructuring charge	-	-	-	(4,394)
Interest expense, net	(3,451)	(3,018)	(9,515)	(9,259)
Eliminations and other	(455)	(236)	(1,327)	(826)

Income (loss) from continuing
operations before income taxes	$(9,058)	$11,126	$4,170	$19,220

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

          The Company's income before special items was $7,686,000 for the third quarter of 2001 and $20,751,000 for the nine months ended September 30, 2001 as compared to $7,232,000 for the third quarter of 2000 and $15,346,000 for the nine months ended September 30, 2000. Special items in the third quarter and first nine months of 2001 included non-cash impairments of oil and gas properties net of related bonus impact of $13,203,000 and $17,979,000, net of tax, respectively, bringing net income (loss) for the third quarter and first nine months of 2001 to $(5,517,000) and $2,772,000, respectively. Special items in the first nine months of 2000 included a non-recurring restructuring charge of $3,743,000, net of tax, bringing net income for the first nine months of 2000 to $11,603,000.

RESULTS OF OPERATIONS

          Total revenue was $48,382,000 and $44,827,000 in the third quarters of 2001 and 2000, respectively, and $140,775,000 and $113,325,000 in the first nine months of 2001 and 2000, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

          Revenue from the seismic division was $44,278,000 in the third quarter of 2001 compared to $38,762,000 in the third quarter of 2000. This increase in revenue was due to an increase in revenue from new seismic data creation, an increase in revenue from seismic data purchased by the Company for cash or through non-monetary exchanges, as well as an increase in revenue from licensing of other existing data from the Company's data library. Revenue from the seismic division was $122,806,000 in the first nine months of 2001 compared to $95,761,000 in the first nine months of 2000. This increase resulted primarily from an increase in licensing of existing data (both created and purchased) from the Company's data library. The third quarter 2000 revenue included resale revenue resulting from the merger and acquisition of some of its oil and gas company customers; the third quarter 2001 revenue included only a small amount of revenue related to oil and gas company mergers. Revenue from licensing of existing data can fluctuate from quarter to quarter based on oil and gas industry capital expenditure budgets and spending patterns.

INDEX

          Net volume and price information for the Company's oil and gas production for the third quarters and first nine months of 2001 and 2000 are summarized in the following table:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Natural gas volumes (mmcf)	835	1,014	2,394	3,624
Average natural gas price ($/mcf)	$3.31	$3.83	$5.44	$3.15
Crude oil/condensate volumes (mbbl)	65	74	200	227
Average crude oil/condensate price ($/bbl)	$20.63	$28.91	$24.28	$26.46

          Oil and gas revenue was $4,104,000 in the third quarter of 2001 compared to $6,065,000 in the third quarter of 2000. The decrease between periods was due to lower production volumes and lower commodity prices in 2001. Oil and gas revenue was $17,969,000 in the first nine months of 2001 compared to $17,564,000 in the first nine months of 2000. The increase between periods was attributable to higher gas prices in 2001 offset by lower production volumes. The decline in oil and gas production during 2001 was primarily due to normal production declines experienced on several of the Company's older wells as well as a loss of production related to a group of wells that was sold in August 2000. These declines were partially offset by production from newer wells.

          Oil and gas revenue includes losses from hedging activities of $779,000 in the third quarter of 2000 and $1,692,000 for the nine months ended September 30, 2000.

          Depreciation, depletion and amortization consists primarily of seismic data library amortization and depletion of oil and gas properties. Seismic data library amortization was $17,616,000 during the third quarter of 2001 compared to $17,560,000 during the third quarter of 2000 and was $52,363,000 during the first nine months of 2001 compared to $43,309,000 during the first nine months of 2000. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 40% and 46% for the third quarters of 2001 and 2000, respectively, and was 43% and 46% for the first nine months of 2001 and 2000, respectively. The decrease in these percentages between periods was primarily due to an increase in the amount of seismic licensing revenue on seismic data purchased by the Company, either for cash or through non-monetary exchanges. Such data is amortized on a straight-line basis over ten years and therefore resulted in a higher margin in the 2001 periods. See Note C for a discussion of the Company's seismic data amortization policy.

          Depletion of oil and gas properties was $2,797,000 for the third quarter of 2001 compared to $2,418,000 for the third quarter of 2000, which amounted to $2.28 and $1.66, respectively, per mcfe of gas produced during such periods. For the nine months ended September 30, 2001 and 2000, depletion of oil and gas properties was $8,182,000 and $7,960,000, respectively, which amounted to $2.28 and $1.60, respectively, per mcfe of gas produced during such periods. The depletion rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increase in the rate between periods was primarily due to lower proved reserves at September 30, 2001 than at September 30, 2000.

          At September 30, 2001, the Company recorded a non-cash impairment of oil and gas properties totaling $22,058,000 based on its September 30, 2001 estimated proved reserves valued at November 9, 2001 market prices. The impairment was primarily due to lower commodity prices. The non-cash impairments of oil and gas properties totaled $30,038,000 for the nine months ended September 30, 2001.

          Cost of sales primarily consists of expenses associated with oil and gas production and seismic resale support services. Oil and gas production costs amounted to $887,000 or $.72 per mcfe of gas produced in the third quarter of 2001 compared to $1,027,000, or $.70 per mcfe of gas produced in the third quarter of 2000. The increase in this rate was primarily due to higher lease operating expenses per equivalent mcf in the third quarter of 2001 due to the decrease in production volumes partially offset by a decrease in production taxes in the 2001 period due to lower oil and gas prices. Oil and gas production costs amounted to $3,167,000 or $.88 per mcfe of gas produced in the first nine months of 2001 compared to $3,754,000 or $.75 per mcfe of gas produced in the first nine months of 2000. The increase in this rate between periods was primarily due to higher lease operating expenses per equivalent mcf due to the decrease in production volumes and higher production taxes in 2001 due to higher gas prices.

INDEX

          The Company's selling, general and administrative expenses were $9,804,000 and $30,998,000 during the third quarter and first nine months of 2001, respectively, compared to $9,397,000 and $24,078,000 during the third quarter and first nine months of 2000, respectively. The increase between periods primarily resulted from an increase in overhead costs due to the growth of the Company, including research and development costs associated with its wholly-owned subsidiary, Seitel Solutions, and international business development. These increases were partially offset by a decrease in compensation on pre-tax profits resulting from the impairments of oil and gas properties recorded by the Company for the third quarter and first nine months of 2001. As a percentage of total revenue, selling, general and administrative expenses were 20% and 22% for the third quarter and first nine months of 2001, respectively, and 21% for both the third quarter and first nine months of 2000.

          Net interest expense was $3,451,000 and $9,515,000 in the third quarter and first nine months of 2001, respectively, compared to $3,018,000 and $9,259,000 in the third quarter and first nine months of 2000, respectively. The increase between periods was primarily due to a decrease in interest income along with a decrease in the amount of interest expense capitalized.

          On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in the first nine months of 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, Chairman of the Board of Directors, which began January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, President and Chief Executive Officer, which began January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years which began January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert from July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned.

          The Company's overall effective income tax rate was 39% and 34% for the third quarter and first nine months of 2001, respectively, compared to 35% and 40% for the third quarter and first nine months of 2000, respectively. The Company's effective tax rate before special items was 38% for the third quarter and first nine months of 2001 compared to 35% for the third quarter and first nine months of 2000. The increase in the rate between periods was primarily due to the mix of earnings between U.S. and foreign locations. The impairment of oil and gas properties in the third quarter and first nine months of 2001 resulted in a tax benefit at the tax rate of 35%. The restructuring charge in the first nine months of 2000 resulted in a tax benefit of $651,000, which represented 15% of the restructuring charge. The Company received a tax benefit on the restructuring charge of $651,000 due to limitations imposed by Section 162(m) of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash flow from operating activities was $41,213,000 and $63,968,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease from 2000 to 2001 was primarily attributable to an increase in cash paid to suppliers and employees and an increase in Federal income taxes paid.

          On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that matures on June 29, 2004. The Company has the ability to increase the amount of the facility to $150 million. The facility bears interest at a rate determined by the ratio of the Company's debt to EBITDA (earnings before interest, taxes, depreciation, deletion and amortization). Pursuant to the interest rate pricing structure, funds can currently be borrowed at LIBOR plus 1.5%, the bank's prevailing prime rate, or the sum of the Federal Funds Effective Rate for such day plus 1/2%. As of November 12, 2001, no amounts were outstanding on this revolving line of credit.

INDEX

          The Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of November 12, 2001, the balance outstanding on this revolving line of credit was $740,000. Olympic is not a party to any of the debt issued by Seitel, Inc.

           On October 15, 2001, the Company completed the first funding, totaling $82 million, of a private placement of three series of unsecured Senior Notes totaling $107 million. The second funding, for an additional $25 million, is scheduled to occur on December 27, 2001. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. Interest on the Series G, H and I Notes is payable semi-annually on April 15 and October 15. As of November 12, 2001, the balances outstanding on the Series G, H and I Notes was $82 million.

           On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of November 12, 2001, the balance outstanding on the Series D, E and F Notes was $138 million.

          On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes mature on December 30, 2001, and require annual principal payments of $8.3 million which began on December 30, 1999. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million, which began on December 30, 1998. Interest on the Series A, B and C Notes is payable semi-annually on June 30 and December 30. As of November 12, 2001, the balance outstanding on the Series A, B, and C Notes was $28,333,000.

          On August 28, 2001, the Company's wholly-owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data which secures the debt. This term loan is for a term of three years, maturing on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on November 12, 2001 was $9,583,000.

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

INDEX

           From January 1, 2001, through November 12, 2001, the Company received $6,060,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also realize approximately $452,000 in tax savings.

          The Company's Board of Directors approved a stock repurchase program in 1997 of up to $25 million. As of November 12, 2001, the Company has repurchased a total of 1,110,100 shares of its common stock at a cost of $12,529,000 under this plan.

          During the first nine months of 2001, capital expenditures for seismic data library, oil and gas property and other property and equipment amounted to $107,823,000, $14,917,000 and $2,943,000, respectively. These capital expenditures, as well as taxes, interest expense, cost of sales and general and administrative expenses, were funded by operations, proceeds from the exercise of common stock purchase warrants and options, and borrowings under the Company's revolving line of credit.

          Currently, the Company anticipates capital expenditures for the remainder of 2001 to total approximately $34 million, of which approximately $27 million will be for seismic data library additions, approximately $6 million will be for oil and gas exploration and development efforts and approximately $1 million will be for computer equipment purchases. The Company believes its current cash balances, revenues from operating sources, proceeds from the Senior Note offering, proceeds from the sale of oil and gas properties, and proceeds from the exercise of common stock purchase warrants and options, combined with its available revolving line of credit, should be sufficient to fund the currently anticipated 2001 capital expenditures, along with expenditures for operating and general and administrative expenses and debt repayments. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2001, the Company could arrange for additional debt or equity financing during 2001; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget, and fund expenditures with cash flow generated from operating sources.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of quantifying the anticipated impact of adopting SFAS No. 142 and has not yet determined what the effect of adoption will be on earnings and financial position of the Company.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company does not believe the adoption of SFAS No. 144 will have an impact on the Company's financial position or results of operations.

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

PART II - OTHER INFORMATION

Items 1., 2., 3., 4. and 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Note Purchase Agreement dated as of October 15, 2001, between the Company and the Series G Purchasers, the Series H Purchasers and the Series I Purchasers.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2001.

The Registrant filed a Form 8-K on August 8, 2001 disclosing a change in management of its wholly-owned subsidiary, Olympic Seismic, Ltd.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: November	13,	2001	/s/	Paul A. Frame

				Paul A. Frame
				President

Dated: November	13,	2001	/s/	Debra D. Valice

				Debra D. Valice
				Chief Financial Officer

Dated: November	13,	2001	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Chief Accounting Officer

INDEX

	EXHIBIT INDEX

Exhibit	Title	Page
		Number

10.1	Note Purchase Agreement dated as of October 15, 2001, between the Company and the Series G Purchasers, the Series H Purchasers and the Series I Purchasers.	19