Form 10-K
period 2001-12-31
SEITEL INC
filed 2002-04-01
CIK 750813

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

50 Briar Hollow Lane, 7th Floor West	77027
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange;
Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 2002 was approximately $225,707,442. On such date, the closing price of the Common Stock on the New York Stock Exchange was $9.15 and there were a total of 25,075,350 shares of Common Stock outstanding.

Documents Incorporated by Reference:
Document	Part
Definitive Proxy Statement for 2002 Annual Stockholders Meeting	III

ITEM 1. BUSINESS

General

          Seitel, Inc. (the "Company") is a leading provider of seismic data and related geophysical services and expertise to the petroleum industry. The Company owns and licenses what it believes to be the largest nonproprietary onshore seismic data library in North America as well as one of the largest offshore seismic data libraries and initiates new seismic data through multi-client shoots with oil and gas companies. Oil and gas companies consider seismic data an essential tool for finding hydrocarbons. By properly utilizing seismic data, oil and gas companies can significantly increase drilling success rates and reduce the occurrence of dry holes. By participating in multi-client surveys, oil and gas companies can obtain access to expensive surveys that they could not otherwise afford. Further, seismic data can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent.

          Since September 2000, the Company has been developing proprietary software, technology, and business methods (the "Solution") through its wholly owned subsidiary, Seitel Solutions, that will enable its clients to access and interact, via a standard web browser and the Internet, with the one petabyte of seismic data currently owned and marketed by Seitel. The Company opened a state-of-the-art data technology center in Houston, Texas on March 12, 2002, which will (i) run its Solutions offering; (ii) store its petabyte of seismic data; and (iii) provide a secure storage facility for its customers' seismic data and other intellectual property. The Company intends to open a second state-of-the-art data technology center in Calgary, Alberta, Canada in the second quarter of 2002.

          The Company also explores for, finds, develops, produces and sells natural gas and oil through its Exploration and Production Group ("E&P Group").

          Seitel is a Delaware corporation which was founded in 1982. Since that time, Seitel has engaged in the creation of 2D, 3D and 4C seismic databases and has acquired a large number of existing seismic data libraries. The company conducts its seismic activities principally through its wholly owned subsidiaries, Seitel Data, Ltd. and Olympic Seismic Ltd. (the "Seismic Data Group "), which have their principal offices in Houston, Texas and Calgary, Alberta Canada, respectively. The Company also has marketing offices in Denver, Colorado and New Orleans, Louisiana. Oil and gas exploration activities are conducted through the Company's E&P Group which has its principal office in Houston, Texas. See Note Q to the Company's Consolidated Financial Statements for financial information relating to industry segments.

Recent Developments

Restatement of Financial Statements

          Under the direction of our new Chairman, and in accordance with the recent "cautionary advice" of the SEC to select accounting policies that are not only reasoned, but provide investors with "full transparency" as to their effects, we have revised our revenue recognition policies for certain data licensing contracts. Historically, Seitel recognized revenue from the licensing of seismic data when it had a contract with its customer for a fixed sales price, a licensing agreement was in place, the seismic data was available for use by the customer, and collectibility of the sales price was reasonably assured. Under certain contracts, although a licensing agreement was in place, collectibility was reasonably assured, and access to the seismic data available was delivered to the customer, the customer was given time to select specific data from the data available to it to be held long-term under its licensing agreement. Under those contracts, delivery of data to the customer was, therefore, not required until a specific selection was made. In other cases, the customer was delivered seismic data to review and could select from among that data the specific data it wanted to hold long-term. With each of these types of contracts, specific data selections could be made over the term of the contract, which is typically two years. The accounting model described above has been consistently followed by the Company for these types of contracts and has also been followed by others in the seismic industry on similar types of data licensing contracts. This accounting model was not changed with the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in October 2000, because the Company and its auditors determined the SAB 101 guidance did not suggest a change in accounting policy.

          However, in February 2002, one of our industry colleagues announced a restatement of its 2000 financial statements for a change in accounting policy based upon SAB 101 for some of its seismic data licensing arrangements to recognize revenue upon selection of specific seismic data. In consideration of this industry change and upon further evaluation of SAB 101, the Company has determined that it is appropriate to adopt a more conservative approach to revenue recognition for the Company's data licensing contracts and to recognize revenue at the time of data selection. As a result, we have revised our 2000 and first through third quarter 2001 financial statements to adopt the selection method.

          The financial statements also reflect revisions for the amount and timing of revenue recognized under certain data acquisition contracts. In 2000 and 2001, the Company entered into certain acquisition contracts under which the Company and the customer participated in the acquisition services. Under these arrangements, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policies for acquisition contracts. Under these contracts, the Company has now determined that revenue previously recognized for amounts funded by customers should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data.

          While the above revisions reduced reported revenue and net income for the nine months ended September 30, 2001, and the year ended December 31, 2000, they had no effect on the cash received by the Company during those periods.

          As a result of the foregoing revisions to our financial statements, we will also be amending other Securities and Exchange Commission filings to reflect the revisions to our quarterly and annual results in 2000 and the first through third quarters of 2001. Our previously filed financial statements and announced earnings for those periods should not be relied on.

Description of Operating Groups

Seismic Data Group

          The Company's Seismic Data Group markets licenses to seismic data from its library to the oil and gas industry. The Company's data library includes two-dimensional ("2D"), three-dimensional ("3D") and multi-component data, in both the onshore and offshore segments. The Company has a strong market position in the United States and Canadian markets because of its ownership in 1.1 million linear miles of two-dimensional and 26,000 square miles of three-dimensional seismic data. Revenue from the Seismic Data Group and their percentage of total revenue for the years ended December 31, 2001, 2000 and 1999 were $115,238,000 (85%), $113,887,000 (82%) and $109,671,000 (85%), respectively.

          The Seismic Data Group actively markets data from its library for resale under non-exclusive, non-transferable license agreements using an aggressive marketing strategy combined with geophysical expertise. The Company's customers may not assign or transfer a seismic data license. In the event of a merger or acquisition of an existing customer, the surviving entity generally must pay a fee to relicense any data it wants to continue to use. The Company's marketing philosophy is that seismic data must be sold actively as opposed to waiting passively for customer purchases. The Seismic Data Group has a team of dedicated marketing specialists who maximize license sales opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.

          The Seismic Data Group initiates new data surveys utilizing the multi-client approach. Within the seismic industry, there are two types of data initiation: data acquired with underwriter commitments and data acquired in a speculative shoot. The Company does not perform high-risk speculative data initiation because it believes that would create unacceptable financial risk. The Company utilizes the multi-client underwriting approach in which generally at least 65 to 75 percent of the cost of the survey has been underwritten through license sales for the data to be created before the data initiation occurs. In addition, Seitel employs a group of experienced geoscientists who design seismic programs and manage the field acquisition and data processing centers for our clients to assure customer satisfaction.

          The Company's data library is concentrated primarily in the major North American oil and gas producing areas. The main areas of focus include the onshore, offshore and transition zone of the U.S. Gulf of Mexico extending from Texas to Florida, onshore East Texas and the Rocky Mountain region. In addition, the Company's international seismic surveys are concentrated in Western Canada and the Continental Shelf offshore the United Kingdom and Ireland.

          Three-dimensional seismic data provides a graphic depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits. The proper use of 3D surveys can significantly increase drilling success rates and, correspondingly, significantly lower exploration and development finding costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data, particularly for onshore data. As a result, 2D data remains economically more efficient for preliminary, broad-scale exploration evaluation as well as in determining the location and design of 3D surveys. The 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential and success.

          The Company has expanded its seismic activities to include multi-component data, primarily 3D/4-C data. In a standard 3D seismic survey, the reflections of only pressure waves are measured and recorded. A 3D/4-C survey measures and records not only pressure waves but also shear waves. Pressure waves are affected by the fluids in rock formation, whereas shear waves are not. By measuring and recording both pressure waves and shear waves, a 3D/4-C survey can improve analysis of rock formations.

Seitel Solutions

          Since September 2000, the Company has been developing proprietary software, technology, and business methods (the "Solution") that will enable its clients to access and interact, via a standard web browser and the Internet, with its seismic data library. During 2000, the Company acquired the rights to certain software that aided in the development of the Solution; and during 2001, the Company continued to develop the Solution. On March 12, 2002, the Company opened a state-of-the-art data technology center in Houston, Texas. In the second quarter of 2002, the Company intends to open a second state-of-the-art data technology center in Calgary, Alberta, Canada.

          Through Seitel Solutions' data technology centers, the Company will be able to offer the following services: (1) online licensing of seismic data and oil and gas attribute products; (2) licensing of software; (3) hosted services on the internet; (4) turnkey/enterprise installations on third party premises; (5) data storage and management services; and (6) data management consulting services. The Company believes that these expanded services create new market opportunities in the U.S., Canada and other international markets.

The E&P Group

          The E&P Group engages in the exploration for and production of oil and gas. The E&P Group participates in these projects as a working interest owner, sharing costs and revenue of oil and gas exploration and production projects with other oil and gas companies. The E&P Group consists of a team of professionals with average industry experience of over 20 years. The E&P Group's expertise covers all core areas of exploration and production including geology, geophysics, land, engineering and operations. The E&P Group's goal is to leverage their experience along with certain proprietary and non-proprietary assets into a significant portfolio of oil and gas reserves. Revenue from the E&P Group and their percentage of total revenue for the years ended December 31, 2001, 2000 and 1999 totaled $21,091,000 (15%), $24,435,000 (18%) and $19,036,000 (15%), respectively.

          In November 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to accomplish the spin-off of DDD Energy through an initial public offering. The proposed offering was delayed due to market conditions and management changes.

Customers

          The Company markets its seismic data to major and independent oil and gas companies. The Company generally markets its quantities of oil and gas to numerous purchasers through the operators of its oil and gas properties. During 2001, 2000 and 1999, no one customer accounted for more than 10% of the Company's revenue. The Company does not believe that the loss of any single customer would have a material adverse impact on its seismic or oil and gas business.

Competition

          The creation and licensing of seismic data are highly competitive. There are a number of independent oil-service companies that create and market data, and numerous oil and gas companies create seismic data and maintain their own seismic data libraries which they offer for licensing. The Company's largest competitors, most of whom are engaged in acquiring seismic data as well as maintaining a data library, are: Petroleum Geo-Services, Schlumberger, TGS Nopec, Veritas DGC and Compagnie Generale de Geophysique. The Company has positioned itself to take advantage of the increased outsourcing trend by exploration and production companies for their seismic data services. In addition, the Company believes it can compete favorably because of the breadth of its data library, the expertise of its marketing staff and the technical proficiency and exploration experience of its geoscientists. These resources enable the Company to provide high-quality service and to create and market high-grade data which enhances explorationists' success in finding hydrocarbons.

          In the oil and gas exploration and production business, there are numerous exploration and production companies competing for the acquisition of mineral properties.

Seasonality and Timing Factors

          The Company's results of operations can fluctuate from quarter to quarter. The fluctuations are caused by a number of factors.

          With respect to seismic licensing revenue, the Company's results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in either equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, the Company's revenue recognition policy under certain data licensing contracts is dependent upon when the customer selects the data. As a result, the Company's seismic data revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year. In addition, certain weather-related events may delay the creation of seismic data for the Company's library during any given quarter. Although the majority of the Company's seismic resales are under $500,000 per sale, occasionally a single data resale from the Company's library, including those resulting from the merger and acquisition of the Company's oil and gas company customers, can be as large as $5 million or more. Such large resales can materially impact the Company's results during the quarter in which they occur, creating an impression of a trend of increasing revenue that may not be achieved in subsequent periods.

          Due to the high percentage of gas reserves in the Company's portfolio and the variability in gas prices, the Company's results from its oil and gas operations are subject to significant fluctuations. The Company's oil and gas exploration and production operations also can be impacted by certain weather-related events as well as by mechanical and equipment problems or shortages and other factors, which may delay the hookup of successfully completed wells and delay the resultant production revenue. In addition, some producing wells may be required to go off line periodically for pipeline and other maintenance.

Employees

          As of December 31, 2001, the Company and its subsidiaries had 188 full-time employees. None of the Company's employees are covered by collective bargaining agreements.

Other

          The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

          The following table gives an overview of the structure of the Company. All subsidiaries are directly or indirectly wholly owned unless separately noted.

	NAME OF SUBSIDIARY	INCORPORATED IN
**	African Geophysical, Inc.	Cayman Islands
**	Alternative Communication Enterprises, Inc.	Texas
	Datatel, Inc.	Delaware
	DDD Energy, Inc.	Delaware
**	EHI Holdings, Inc.	Delaware
	Endeavor Exploration LLC	Delaware
	Energy Venture Holdings LLC	Delaware
**	Exsol, Inc.	Delaware
**	Geo-Bank, Inc.	Texas
	Matrix Geophysical, Inc.	Delaware
	Olympic Seismic Ltd.	Alberta, Canada
	SEIC, Inc.	Delaware
	SEIC Business Trust	Canadian business trust
	SEIC Holdings Ltd.	Alberta, Canada
	SEIC L.L.C.	Delaware
	SEIC Partners Limited Partnership	Alberta, Canada limited partnership
	SEIC Trust Administration, Ltd.	Alberta, Canada
	Seitel Canada Holdings, Inc.	Delaware
	Seitel Canada, L.L.C.	Delaware
	Seitel Data Corp.	Delaware
	Seitel Data, Ltd.	Texas limited partnership
	Seitel Delaware, Inc.	Delaware
**	Seitel Gas & Energy Corp.	Delaware
**	Seitel Geophysical, Inc.	Delaware
	Seitel IP Holdings, LLC	Delaware
	Seitel International, Inc.	Cayman Islands
	Seitel Management, Inc.	Delaware
**	Seitel Natural Gas, Inc.	Delaware
	Seitel Offshore Corp.	Delaware
**	Seitel Power Corp.	Delaware
	Seitel Solutions Canada Ltd.	Alberta, Canada
	Seitel Solutions, Inc.	Delaware
	Seitel Solutions, L.L.C.	Delaware
	Seitel Solutions, Ltd.	Texas limited partnership
	Seitel Solutions Holdings, LLC	Delaware
	SI Holdings, G.P.	Delaware
	Seitel International, CV	Netherlands
**	Vision Energy, Inc.	Delaware (1)
	818312 Alberta Ltd.	Alberta, Canada

(1)	Seitel, Inc. owns 19%
**	Dormant

ITEM 2. PROPERTIES

          The Company leases office and warehouse space principally in Houston and Calgary. The Company also owns warehouse space in Calgary. The size and condition of the spaces are appropriate for the Company's business.

          The Company, through its E&P Group, participates in oil and gas exploration and development efforts. For estimates of the Company's net proved and proved developed oil and gas reserves as of December 31, 2001, see Note S to the Company's Consolidated Financial Statements. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note S to the Company's Consolidated Financial statements represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and liquids, including crude oil, condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

          The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 2001. Gross oil and gas wells include five with multiple completions. All of the wells are operated by the Company's oil and gas company partners. A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

	Gross Wells	Net Wells
Oil	13	3.11
Gas	58	15.57

          The following table sets forth the number of net wells drilled in the last three fiscal years and in which the Company participated.

	Exploratory			Development

	Productive	Dry	Total	Productive	Dry	Total

2001
Texas	.20	.15	.35	.67	.21	.88
Mississippi	2.80	-	2.80	-	-	-
Louisiana	.25	.25	.50	.33	-	.33
California	2.80	.13	2.93	-	-	-

2000
Texas	1.78	.25	2.03	1.24	-	1.24
Mississippi	.80	.40	1.20	-	-	-
Louisiana	-	.49	.49	-	-	-
California	2.33	.48	2.81	-	-	-

1999
Texas	1.14	.28	1.42	1.09	-	1.09
Louisiana	.52	-	.52	-	-	-
California	.30	-	.30	-	-	-

          As of December 31, 2001, the Company was not participating in the drilling of any wells.

          The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 2001. "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

	Developed Acres		Undeveloped Acres

	Gross	Net	Gross	Net

California	8,836	2,437	95,810	30,181
Louisiana	3,887	940	12,163	3,153
Michigan	320	90	0	0
Offshore	0	0	7,456	4,576
Texas	12,394	3,717	27,168	7,488

Total	25,437	7,184	142,597	45,398

          The following table describes for each of the last three fiscal years, crude oil (including condensate and natural gas liquids) and natural gas production for the Company, average production costs and average sales prices. All such production primarily comes from the U.S. Gulf Coast region and California. The Company has not filed any different estimates of its December 31, 2001 reserves with any federal agencies.

	Net Production			Average Sales Price
			Average
Year Ended	Oil	Gas	Production	Oil	Gas
December 31,	(Mbbls)	(Mmcf)	Cost per Mcfe	(Bbls)	(Mcf)

2001	278	3,157	$.88	$21.73	$4.74
2000	303	4,390.78		27.09	3.65
1999	346	5,693.61		16.35	2.28

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the New York Stock Exchange which is the Company's principal exchange. The Company's Common Stock is also traded on the Toronto Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 2001 and 2000 as reported by the New York Stock Exchange.
	2001		2000

	High	Low	High	Low

First Quarter	$22.72	$16.29	$9.63	$6.50
Second Quarter	20.16	13.03	9.50	5.88
Third Quarter	14.36	8.89	16.38	7.06
Fourth Quarter	14.20	9.55	19.75	13.25

          On March 28, 2002, the closing price for the Common Stock was $9.15. To the best of the Company's knowledge, there are approximately 903 record holders of the Company's Common Stock as of March 28, 2002.

Dividend Policy

          The Company did not pay cash dividends during 2001 or 2000, and it intends to retain future earnings in order to provide funds for use in the operation and expansion of its business. Because the payment of dividends is dependent upon earnings, capital requirements, financial conditions, any required consents of lenders and other factors, there is no assurance that dividends, whether in the form of stock or cash, will be paid in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

          The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.
	Year Ended December 31,

Statement of Operations Data:	2001	2000	1999	1998	1997

		(Restated)

Revenue (1)	$136,329	$138,322	$128,707	$144,857	$127,556

Expenses and costs:
Depreciation, depletion and
amortization	60,713	62,897	59,624	69,890	49,679
Impairment of oil and gas
properties	40,433	-	-	-	9,560
Cost of sales	5,465	5,570	5,016	4,874	17,953
Selling, general and
administrative	38,093	33,131	28,587	26,599	23,043
Expenses related to delayed
DDD Energy, Inc. offering	-	958	-	-	-
Restructuring charge	-	4,394	-	-	-

	144,704	106,950	93,227	101,363	100,235

(Loss) income from operations	(8,375)	31,372	35,480	43,494	27,321

Interest expense, net	(13,102)	(12,106)	(11,077)	(5,540)	(3,554)
Dividend income	-	22	-	-	-
Equity in earnings (loss) of
affiliate	-	-	(91)	222	146
Impairment due to dividend
distribution of affiliate stock	-	-	(7,794)	-	-
Gain on sale of subsidiary stock		-	-	-	18,449
Increase (decrease) in under-
lying equity of affiliate	-	-	-	(193)	10,750
Extinguishment of volumetric
production payment	-	-	-	-	(4,133)

(Loss) income before provision
for income taxes	(21,477)	19,288	16,518	37,983	48,979

(Benefit) provision for income taxes	(6,484)	7,578	7,138	13,623	17,422

(Loss) income before cumulative
effect of accounting change	(14,993)	11,710	9,380	24,360	31,557
Cumulative effect on prior years of
change in revenue recognition,
net of tax benefit of $8,859	-	(14,219)	-	-	-

Net (loss) income	$(14, 993)	$(2,509)	$9,380	$24,360	$31,557

		Year Ended December 31,

Statement of Operations Data:		2001	2000	1999	1998	1997

			(Restated)

Earnings (loss) per share: (2)
Basic:
(Loss) Income before
cumulative effect		$(.60)	$.49	$.39	$1.07	$1.48
Cumulative effect of
accounting change		-	(.59)	-	-	-

Net (loss) income		$(.60)	$(.10)	$.39	$1.07	$1.48

Diluted:
(Loss) income before
cumulative effect		$(.60)	$.49	$.39	$1.05	$1.43
Cumulative effect of
accounting change		-	(.59)	-	-	-

Net (loss) income		$(.60)	$(.10)	$.39	$1.05	$1.43

Weighted average shares: (2)
-	Basic	24,986	23,909	23,863	22,720	21,380
-	Diluted	24,986	24,090	24,063	23,124	22,050

EBITDA (4)		$92,771	$99,621	$95,104	$113,384	$84,436

		As of December 31,

Balance Sheet Data:		2001	2000	1999	1998	1997

			(Restated)

Seismic data library, net		$455,845	$362,603	$329,885	$262,950	$180,936

Oil and gas properties, net		89,370	141,658	150,166	148,977	112,915

Total assets		661,469	599,131	555,919	495,767	365,682

Total debt		268,350	206,598	225,223	150,690	90,566

Stockholders' equity		243,587	253,590	243,024	237,587	207,273

Stockholders' equity per
common share outstanding
at December 31		$9.71	$10.28	$10.30	$10.05	$9.26

Common shares outstanding at
December 31 (2) (3)		25,075	24,671	23,605	23,629	22,373

(1)	Non-cash revenue and the percentage of total revenue for the five years ended December 31, 2001 are $18,219,000 (13.4%), $7,330,000 (5.3%), $8,989,000 (7.0%), $1,140,000 (.9%) and $0, respectively.

(2)	All number of shares and per share amounts have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend in December 1997.

(3)	Net of treasury shares.

(4)

"EBITDA" is earnings before special items, equity in earnings (loss) from affiliate, interest expense, depreciation, depletion, amortization, taxes, impairment charges, and cumulative effect of accounting changes. EBITDA includes non-cash earnings. EBITDA should not be interpreted as a measure of operating results, cash flows provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. The Company's reported EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Information Regarding Forward Looking Statements

          Statements contained in this Report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. These statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas business or the economy generally, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, and the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

Restatement of Financial Statements

          As discussed under Recent Developments, effective for the fiscal year ended December 31, 2001, the Company has determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000.

          The revisions to revenue recognition under the seismic data licensing agreements resulted from a further evaluation of SAB 101 following the change in accounting policy by an industry colleague. The effect of these revisions is to defer revenue previously recognized under certain seismic data licensing agreements until selection of specific data is made by the customer. The deferral in revenue resulted in an increase in deferred revenue. Associated with the deferral of the revenue on these contracts, the Company also deferred the direct costs related to the revenue, which resulted in an increase in prepaid expenses. The Company also recognized a reduction in amortization expense, which is recorded as an adjustment to accumulated amortization, and in income tax expense, which is recorded as an adjustment to deferred taxes. The change in revenue recognition, effective January 1, 2000, was recorded as a cumulative effect adjustment in 2000, which means that the net effect of applying SAB 101 for periods prior to January 1, 2000 was recorded in the Statement of Operations as one amount, net of taxes. The total effects of all revisions to revenue recognition related to the seismic data licensing arrangements for the nine months ended September 30, 2001 and the year ended December 31, 2000 are summarized in the tables on the following pages.

          The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001 and 2000, the Company entered into certain acquisition contracts under which the Company and the customer participated in the acquisition services. Under these arrangements, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company has determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company's amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to certain data acquisition contracts for the nine months ended September 30, 2001 and the year ended December 31, 2000 are summarized in the tables on the following pages.

          Accordingly, such financial statements have been restated as follows:

	Nine Months Ended September 30, 2001 (Unaudited)

	(in '000's except per share amounts)

		Adjustments	Adjustments
		for	for
		Data	Data
	As	Licensing	Acquisition	As
	Reported	Agreements	Contracts	Restated

Statements of Operations Data:

Revenue	$140,775	$(31,203)	$(11,491)	$98,081 (1)

Depreciation, depletion & amortization	61,872	(13,433)	(5,528)	42,911
Impairment of oil and gas properties	30,038	-	-	30,038
Cost of sales	4,182	-	-	4,182
SG&A expense	30,998	(2,115)	(57)	28,826

Income (loss) from operations	13,685	(15,655)	(5,906)	(7,876)

Interest expense, net	(9,515)	-	72	(9,443)

(Provision) benefit for income taxes	(1,398)	5,078	2,042	5,722

Net income (loss).	$2,772	$(10,577)	$(3,792)	$(11,597)

Net income (loss) per share:

Basic	$0.11	$(.42)	$(.15)	$(0.46)
Diluted	$0.11	$(.42)	$(.15)	$(0.46)

Balance Sheet Data:

Cash and cash equivalents	$5,572	$-	$-	$5,572
Receivables	58,162	-	-	58,162
Seismic data library, net	401,967	30,609 (2)	(5,615)	426,961
Property and equipment, net	123,660	-	-	123,660
Prepaid expenses and deferred charges	6,203	6,229	14	12,446

Accounts payable and accrued liabilities	43,182	-	-	43,182
Deferred income taxes	24,389	(17,857)	(2,042)	4,490
Deferred revenue	1,093	87,683 (3)	233	89,009
Retained earnings	132,315	(33,503)	(3,792)	95,020
Accumulated other comprehensive loss	(2,822)	515	-	(2,307)

(1)	Non-cash revenue and the percentage of total revenue are $12,408,000 and 12.7%, respectively.

(2)	Represents reduction in accumulated amortization due to deferral of revenue.

(3)	The impact of the data licensing revisions on deferred revenue includes approximately $57 million related to the cumulative effect of periods prior to 2001.

	Year Ended December 31, 2000

	(in '000's except per share amounts)

		Adjustments	Adjustments
		for	for
		Data	Data
	As	Licensing	Acquisition	As
	Reported	Agreements	Contracts	Restated

Statements of Operations Data:

Revenue	$163,811	$(19,599)	$(5,890)	$138,322 (1)

Depreciation, depletion & amortization	73,709	(8,054)	(2,758)	62,897
Cost of sales	5,570	-	-	5,570
SG&A expense	34,790	(1,476)	(183)	33,131
Other	5,352	-	-	5,352

Income (loss) from operations	44,390	(10,069)	(2,949)	31,372

Interest expense and other, net	(12,184)	-	100	(12,084)

(Provision) benefit for income taxes	(11,789)	3,215	996	(7,578)

Cumulative effect of accounting change	-	(14,219)	-	(14,219)

Net income (loss)	$20,417	$(21,073)	$(1,853)	$(2,509)

Net income (loss) per share:

Basic	$0.85	$(.88)	$(.07)	$(0.10)
Diluted	$0.85	$(.88)	$(.07)	$(0.10)

Balance Sheet Data:

Cash and cash equivalents	$10,216	$-	$-	$10,216
Receivables	69,740	-	-	69,740
Seismic data library, net	345,201	18,855 (2)	(1,453)	362,603
Property and equipment, net	145,655	-	-	145,655
Prepaid expenses and deferred charges	4,716	4,093	79	8,888

Accounts payable and accrued liabilities	49,736	-	-	49,736
Deferred income taxes	30,412	(11,944)	(996)	17,472
Deferred revenue	2,975	55,773 (3)	1,477	60,225
Retained earnings	129,543	(21,073)	(1,853)	106,617
Accumulated other comprehensive
income (loss)	(381)	190	-	(191)

(1)	Non-cash revenue and the percentage of total revenue are $7,330,000 and 5.3%, respectively.

(2)	Represents reduction in accumulated amortization due to deferral of revenue.

(3)	The impact of the data licensing revisions on deferred revenue includes approximately $36 million related to the cumulative effect of periods prior to 2000.

          While the above revisions reduced reported revenues and net income for the nine months ended September 30, 2001 and the year ended December 31, 2000, they had no effect on the cash received by the Company during those periods.

          At December 31, 2001, the Company had a deferred revenue balance of $97,330,000, of which $47,708,000 resulted from non-cash transactions through which the Company has received ownership of seismic data in lieu of cash. Of the remaining deferred revenue balance of $49,622,000 at December 31, 2001, approximately $27,593,000 or 56% has been collected. The total deferred revenue at December 31, 2001, consists of: $4.4 million deferred revenue existing at December 31, 1999; $36 million resulting from the cumulative effect for periods prior to January 1, 2000, of the adoption of the new accounting policies; $19.8 million resulting from the net effect in 2000 of the adoption of the new accounting policies; and $37.1 million resulting from the net effect in 2001 of the adoption of the new accounting policies. The 2000 and 2001 deferred revenue is net of revenue realized from the selection of data or expiration of contracts during those periods from previously deferred revenue. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the data licensing contracts, whichever occurs first. Deferred revenue will be recognized approximately as follows, although some revenue may be recognized earlier if selection occurs earlier (in thousands):

2002	$25,000
2003	19,000
2004	17,000
2005 and thereafter	21,330

          The remaining approximately $15,000,000 will be spread throughout the above periods depending upon the customers' needs.

Significant Accounting Policies

Revenue Recognition

          Revenue from Data Acquisition

           Revenue from the creation of new seismic data under the Company's acquisition contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred to date as a percentage of total estimated costs. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically require one or more customers to pay between 65% and 75% of the creation costs in exchange for the right to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs to be incurred. These payments are non-refundable once the costs of creation are incurred. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired, processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired, processed data for a limited term, which is generally less than nine months after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a long-term (generally twenty years or more) license agreement, which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity ends.

          Revenue from Data Licenses

           The Company licenses data from its seismic data library to customers under four basic forms of contracts.

          Under the first, the customer licenses and selects data from the data library at the time of contracting.

          Under the second, called review and possession contracts, the customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

          Under the third, called library card contracts, the customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The lengths of the selection periods under the library card contracts vary.

          Under the fourth, called review only contracts, the customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

          The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non-cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. The contracts permit selection of the data in its present form and the Company is under no obligation to make any enhancements, modifications or additions to the data. The customers' rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

          Before 2000, under the Company's interpretation of accounting principles generally accepted in the United States of America in effect at that time, the Company recognized revenue when it had a contract with its customer for a fixed sales price, a license agreement was in place, collectibility was reasonably assured and the seismic data was available for use by the customer. Since January 1, 2000, revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs related to the revenue. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

          Revenue from Non-Cash Data Licenses

           In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges and are valued at the fair value of the data received or delivered, whichever is more reliably determinable. The Company determines a fair value for the data exchanged utilizing its combined executive experience of over forty years in the industry and considering factors including comparative data generation costs, current license fees and future marketability, and any unique features that may cause exceptions to a regional model. In determining the fair value of the data, the Company considers whether similar cash-based transactions exist in the marketplace to corroborate the value and considers the amount, timing and likelihood of future cash flows from licensing the data acquired. The Company also engages an independent third party to review for fairness the Company's valuations of significant exchange transactions.

          Revenue from Oil and Gas Operations

          The Company uses the sales method of accounting for its oil and gas revenue. Under this method, revenue is recognized based on actual volumes of oil and gas sold to purchasers. The volumes of oil and gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties, which historically, has not been significant.

Amortization of Seismic Data Library

          In accordance with its business model, the Company undertakes seismic data creation programs and purchases existing seismic data programs in instances where it is expected that the amount of total licensing fees from the program will equal at least twice the program's cost.

          The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized based on the proportion of revenue for a period to total revenue, as estimated by management.

          The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years, however, the costs of a significant purchase (greater than 5% of the net book value of the seismic data library) are amortized using the greater of the income forecast method or ten-year straight-line method.

          On a periodic basis, the Company evaluates the performance of all of its seismic data programs to ensure that the economic useful life does not exceed ten years. The Company evaluates its revenue trends, as well as industry revenue trends, in order to estimate future revenue from seismic data sales. When economic conditions indicate, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and operating results to decline. The Company also reviews the carrying value of seismic data to assess whether there has been a permanent impairment of value. Any indicated losses are recorded as additional amortization when it is determined that estimated future revenue will not be sufficient to cover the carrying value of the asset.

          The amount of seismic data amortization recorded each year fluctuates based on the amount of seismic revenue recognized and the mix of data to which the revenue relates. The data is amortized based on: (i) the income forecast method at varying percentages based on each data program's current and expected future revenue which is generally used for created data or (ii) the ten-year straight-line method which is generally used for purchased data.

Results of Operations

          The following table sets forth selected financial information (in thousands) for the periods indicated, and should be read in conjunction with the discussion below.

	2001	2000	1999

		(Restated)
Seismic:
Revenue	$115,238	$113,887	$109,671
Amortization	(48,216)	(51,347)	(49,375)
Cost of sales	(1,196)	(738)	(296)

Oil and Gas:
Revenue	21,091	24,435	19,036
Depletion	(10,640)	(10,376)	(9,093)
Impairment of oil and gas properties	(40,433)	-	-
Cost of sales	(4,269)	(4,832)	(4,720)

Other depreciation	(1,857)	(1,174)	(1,156)
Selling, general and administrative	(38,093)	(33,131)	(28,587)
Expenses related to delayed DDD Energy, Inc. offering	-	(958)	-
Restructuring charge	-	(4,394)	-
Net interest expense	(13,102)	(12,106)	(11,077)
Dividend income	-	22	-
Equity in loss of affiliate	-	-	(91)
Impairment due to dividend distribution of affiliate stock	-	-	(7,794)

(Loss) income before provision for income taxes	(21,477)	19,288	16,518
Provision (benefit) for income taxes	(6,484)	7,578	7,138

(Loss) income before cumulative effect of
accounting change	(14,993)	11,710	9,380
Cumulative effect on prior years of change in accounting
principle for revenue recognition, net of tax	-	(14,219)	-

Net (loss) income	$(14,993)	$(2,509)	$9,380

          Overview

          Income before special items, impairment of oil and gas properties and cumulative effect of accounting change was $11,288,000, $16,023,000 and $14,446,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Special items for the year ended December 31, 2000, include a pre-tax restructuring charge of $4,394,000 related to reduction of management incentive bonus compensation and a pre-tax charge of $958,000 related to expenses incurred in connection with the delayed DDD Energy, Inc. initial public offering. Special items for the year ended December 31, 1999, include a pre-tax loss of $7,794,000 related to an impairment due to the dividend distribution of affiliate stock.

          Seismic

           Oil and gas companies consider seismic data an essential tool for finding hydrocarbons. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. By properly utilizing seismic data, oil and gas companies can significantly increase drilling success rates and reduce the occurrence of dry holes. By participating in multi-client surveys, oil and gas companies can obtain access to expensive surveys that they could not otherwise afford. Further, seismic data can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent.

          The Company generates seismic revenue by licensing data from its existing data library and from new data acquisitions conducted for our customers. Revenue from the seismic division was $115,238,000, $113,887,000 and $109,671,000 during 2001, 2000 and 1999, respectively. The increase in revenue between years was due to an increase in revenue from licensing of existing data from the Company's data library, which was partially offset by a decrease in revenue from new seismic data creation. Additionally, library sales include revenue resulting from the merger and acquisition of some of the Company's oil and gas company customers. In these instances, the data was relicensed due to the nontransferability of the original license.

           Data bank amortization amounted to $48,216,000, $51,347,000 and $49,375,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 43%, 46% and 45% for 2001, 2000 and 1999, respectively. The change in the percentage between 2000 and 2001 was primarily due to the mix of sales of created and purchased data which is generally amortized on an income forecast and straight line method, respectively.

          Oil and Gas

Net volume and price information for the Company's oil and gas production for the years ended December 31, 2001, 2000 and 1999 is summarized in the following table:

	Year Ended December 31,

	2001	2000	1999

Natural gas volumes (mmcf)	3,157	4,390	5,693
Average natural gas price ($/mcf)	$4.74	$3.65	$2.28
Crude oil/condensate volumes (mbbl)	278	303	346
Average crude oil/condensate price ($/bbl)	$21.73	$27.09	$16.35

          Oil and gas revenue was $21,091,000, $24,435,000 and $19,036,000 during 2001, 2000 and 1999, respectively. The decrease in oil and gas revenue from 2000 to 2001 resulted from lower production volumes due to property sales and normal production declines, and lower oil prices. These decreases offset the increase in pricing of natural gas from 2000 to 2001. The increase in oil and gas revenue from 1999 to 2000 was due to higher market prices in 2000 offset by lower production volumes. The decline in oil and gas production was primarily due to the effect of the sale of a group of wells in August 2000 and July 1999, some of which were producing, as well as normal production declines on several of the Company's older wells. Production from new wells drilled in 2000 partially offset these declines.

          Depletion of oil and gas properties was $10,640,000, $10,376,000 and $9,093,000 for the years ended December 31, 2001, 2000 and 1999, respectively, which amounted to $2.21, $1.67 and $1.17, respectively, per mcfe of gas produced during such periods. The rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The increases in the rate between years was primarily due to lower proved reserve volumes each year end compared to the previous year end, primarily resulting from the sale of proved reserves and revisions to estimated reserve volumes.

          For the quarter ended December 31, 2001, the Company recorded a non-cash impairment of oil and gas properties totaling $10,395,000 based on its December 31, 2001 estimated proved reserves valued at March 27, 2002 market prices. The non-cash impairments of oil and gas properties totaled $40,433,000 for the year ended December 31, 2001. The impairment was primarily due to lower commodity prices.

          Oil and gas production costs amounted to $.88, $.78 and $.61, per mcfe of gas produced during 2001, 2000 and 1999, respectively. The increase in the rate between 2000 and 2001 was primarily due to higher ad valorem taxes and increases in certain production costs. The increase in the rate between 1999 and 2000 was primarily due to higher workover costs incurred during 2000 and higher production taxes in 2000 due to higher oil and gas prices.

          Corporate and Other

          The Company's selling, general and administrative expenses were $38,093,000 in 2001, $33,131,000 in 2000 and $28,587,000 in 1999. The increase between 2000 to 2001 primarily resulted from an increase in overhead costs due to the growth of the Company, including overhead costs associated with its wholly owned subsidiary, Seitel Solutions, and international business development. These increases were partially offset by a decrease in compensation payable on pre-tax profits resulting from the restatement of the Company's financial statements and impairment of oil and gas properties recorded by the Company during 2001. The increase from 1999 to 2000 was primarily due to an increase in fixed costs due to the growth of the Company, as well as an increase in variable expenses related to increased revenue. These increases were partially offset by a decrease in management's incentive compensation resulting from the restructuring that occurred in June 2000. As a percentage of total revenue, selling, general and administrative expenses were 28% in 2001, 24% in 2000 and 22% in 1999.

          During the year ended December 31, 2000, the Company charged to expense costs totaling $958,000 that had been incurred in connection with the proposed initial public offering of its wholly owned subsidiary, DDD Energy. The offering was delayed due to market conditions and management changes.

          On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in 2000 totaling $4,394,000 ($3,743,000, net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, former Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, current Chairman of the Board, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The agreements provide that the Company will pay withholding taxes of 35% relating to these payments. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned. Selling, general and administrative expenses for 2001 and 2000 include $1,850,000 and $1,425,000, respectively, related to these payments.

          The Company's interest expense was $13,898,000 in 2001, $13,068,000 in 2000 and $11,791,000 in 1999. The increase from 2000 to 2001 primarily relates to a decrease in the amount of interest capitalized. The increase from 1999 to 2000 primarily relates to $138 million in Series D, E and F Senior Notes being outstanding for the entire year in 2000, whereas in 1999, these notes were outstanding for 10 1/2 months.

          On April 22, 1999, the Board of Directors of Seitel, Inc. declared a dividend to its common stockholders consisting of 1,520,000 shares of the common stock of Eagle Geophysical, Inc. ("Eagle") owned by the Company. The fair market value of the common stock of Eagle held by the Company on the date the dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the year ended December 31, 1999.

          The Company's effective income tax rate was 30.2%, 39.3% and 43.2% for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in the effective tax rate from 2000 to 2001 was primarily due to foreign tax rate reductions enacted in 2001. The decrease in the effective income tax rate from 1999 to 2000 was primarily due to lower taxes on foreign earnings in 2000.

Liquidity and Capital Resources

           The Company's cash flow from operations was $48,487,000, $78,424,000 and $72,027,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 was primarily due to the following: (i) an increase in cash paid to suppliers and employees of approximately $10 million due to the overall growth of the Company, including Seitel Solutions, and international business development, (ii) an increase in non-cash revenue of approximately $11 million, (iii) an increase in Federal income taxes paid of approximately $6 million and (iv) a decrease in cash collected from customers of approximately $3 million. The increase from 1999 to 2000 was primarily attributable to an increase in cash received from customers resulting from the increase in revenue partially offset by an increase in interest expense and taxes paid.

          On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that matures on June 29, 2004. The facility bears interest at a rate determined by the ratio of the Company's debt to EBITDA (earnings before interest, taxes, depreciation, deletion and amortization). Pursuant to the interest rate pricing structure, the interest rate would be set at LIBOR plus 1.75% or the bank's prevailing prime rate plus 0.75%. As of March 28, 2002, no amounts were outstanding and the Company had no availability on this revolving line of credit.

          The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of March 28, 2002, no amounts were outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

          On October 15, 2001, the Company completed the first funding, totaling $82 million, of a private placement of three series of unsecured Senior Notes totaling $107 million. The second funding, for an additional $25 million, was completed on December 27, 2001. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. Interest on the Series G, H and I Notes is payable semi-annually on April 15 and October 15. As of March 28, 2002, the balance outstanding on the Series G, H and I Notes was $107 million.

          On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of March 28, 2002, the balance outstanding on the Series D, E and F Notes was $138 million.

          On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes matured on December 30, 2001. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on the Series B and C Notes is payable semi-annually on June 30 and December 30. As of March 28, 2002, the balance outstanding on the Series B and C Notes was $10,000,000.

          The financial covenants in the Senior Notes and the Revolving Line of Credit Agreements include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets.  As a result of the restatement of its financial statements, the Company was not in compliance with certain financial covenants in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 and the Revolving Line of Credit Agreement at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with certain financial covenants in these agreements at December 31, 2001.

          The Company has received an amendment from the Senior Note holders with respect to the relevant financial covenants in their agreements. The amendment waives noncompliance with the covenants in the third and fourth quarters of 2001 and increases the ratio of debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

          The Company has no borrowings under the Revolving Line of Credit as of December 31, 2001. With the existing covenant violation, the Company may not borrow under the Revolving Line of Credit. The Company has begun discussions with the lenders on the Revolving Line of Credit to amend the covenant calculations to bring the Company back into compliance and to permit borrowings under the line of credit facility. Additionally, once the Company is in compliance, it has the ability to increase the amount of the facility to $150 million with the consent of its lenders.

          On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data which secures the debt. The term of the loan is three years, with maturity on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on March 28, 2002 was $8,750,000.

          During 2001, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreements are for terms of approximately two years. Monthly principal and interest payments total $102,000. The balance outstanding under these capital leases was $2,1110,000 on March 28, 2002.

          Subsequent to year end, on January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime based loans. Payments of $166,670 (Canadian dollars) are due on the last day of each month. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. The loans bear interest at the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic Seismic Ltd. and SEIC Holdings Ltd. The balance outstanding on this loan on March 28, 2002 was $2,406,000.

          During 2002, Olympic Seismic Ltd. ("Olympic") expects to enter into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada. The sale is expected to close by the end of April 2002. Proceeds of the sale are expected to be $3.6 million (Canadian dollars). The term of the lease will be a 20-year capital lease with lease payments of: $336,000 (Canadian dollars) in years 1-5; $370,860 (Canadian dollars) in years 6-10; $409,500 (Canadian dollars) in years 11-15; and $452,340 (Canadian dollars) in years 16-20.

          From January 1, 2001, through March 28, 2002, the Company received $6,155,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also realize approximately $515,000 in tax savings.

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

          During 2001, the Company sold various producing oil and gas wells and associated leaseholds for approximately $6.2 million, net of revenue and costs.

          In November 1999, the Company filed a registration statement with the SEC to accomplish the spin-off of DDD Energy through an initial public offering. The offering was delayed due to market conditions and management changes.

          During 2001, the Company repurchased 100,000 shares of its common stock in the open market at a cost of $1,405,000, pursuant to a stock repurchase program authorized by the Board of Directors in 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock. As of March 28, 2002, the Company has repurchased a total of 1,110,100 shares of its common stock at a cost of $12,529,000 since 1997 under this plan.

          During 2001, capital expenditures for seismic data, oil and gas property and other property and equipment amounted to $140,192,000, and $17,600,000 and $10,367,000, respectively. Of the $140,192,000 of seismic data additions in 2001, $79,803,000 were cash additions and $60,389,000 were for non-cash additions. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the sale of oil and gas properties, proceeds from the exercise of common stock purchase warrants and options, proceeds from the Senior Note offering and amounts available under the Company's line of credit.

          Currently, the Company anticipates capital expenditures for 2002 to total approximately $94 million, of which approximately $79 million will be for seismic data bank additions, approximately $4 million will be for computer equipment and data technology center related purchases and approximately $11 million will be for oil and gas exploration and development efforts. Of the anticipated seismic data additions of $79 million in 2002, the Company estimates that $54 million will be cash additions and $25 million will be non-cash additions. The Company believes its current cash balances, revenue from operating sources, and proceeds from the exercise of common stock purchase warrants and options should be sufficient to fund the currently anticipated 2002 capital expenditures, requirements for operating and general and administrative expenses and debt repayments. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2002, the Company could attempt to obtain additional debt or equity financing during 2002; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or any proposed increases to its capital budget and operating and administrative expenses, and fund expenditures with cash flow generated from operating sources.

          As noted above, the Company is currently unable to borrow under its Revolving Line of Credit because it is not in compliance with a debt covenant. The Company is currently in discussion with its lenders to amend the Revolving Line of Credit to bring it into compliance and to permit borrowing under the line of credit facility. Once an amendment is achieved and credit is available under the line, the Company could use borrowings under the Revolving Line of Credit to fund the items discussed above.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations effected after June 30, 2001 and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

          The Company does not believe the adoption of these standards will have a material impact on the Company's financial position or results of operations.

Related Party Transactions

          The Company owed Helm Capital Group, Inc. and its subsidiaries ("Helm"), a company that has an executive officer who is a former director of the Company, $49,000 and $16,000 as of December 31, 2001 and 2000, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $175,000, $117,000 and $115,000, for these general and administrative expenses during 2001, 2000 and 1999, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

          During 2001, the chief executive officer received advances against bonus and commission payments that were contingent upon achieving $10 million in pre-tax profits during 2001. The chief financial officer received advances against customary and anticipated bonus payments. The pre-tax profits threshold was not met in 2001. The Company determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes. The chief executive officer and the chief financial officer will deliver promissory notes to the Company in a principal amount equal to $2,572,730 and $621,293, respectively. These amounts are included in notes and other receivables. The promissory notes will be repaid over five years; however, the balance owed under the promissory notes will be reduced by 20% in any year in which the pre-tax profits threshold of $10 million is met.

          The Company guarantees borrowings up to $750,000 made by its chief executive officer under a line of credit. The Company is only obligated to make payment in the event of default by its chief executive officer. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its chief executive officer for any amounts paid by the Company pursuant to this guaranty. At December 31, 2001, $590,000 was outstanding on this line of credit. The Company did not make any payments under this guaranty during 2001 or 2000.

          In October 2001, the Company guaranteed an institutional loan to its chief operating officer and general counsel. The original principal of $600,000 will be paid annually, based on amortization of 120 months, but is payable in full in October 2006. The Company also agreed to make payments of principal and interest on the loan during the officer's employment by the Company. As long as the officer remains in the employ of the Company, his obligation to repay shall be forgiven ratably over 120 months; however, under certain conditions of termination, he will be required to reimburse the Company a pro rata portion of amounts paid by the Company on the indebtedness. Such proration is based on length of employment. The Company has a contractual right of offset against any compensation due from the Company to the officer for any amounts paid by the Company on the indebtedness.

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

           Our seismic business depends upon exploration, development and production spending by oil and gas companies. Low oil and gas prices could result in decreased exploration, development and production spending by oil and gas companies, which could affect our seismic data business. Any future decline could result in decreased revenue from our oil and gas exploration and production business.

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

          We may not discover commercial quantities of oil and gas when we participate in drilling wells. Our oil and gas operations could be adversely affected by the occurrence of drilling hazards. These include:
*	cratering;
*	explosions;
*	uncontrollable flows of oil, gas or well fluids;
*	fires;
*	pollution; and
*	other environmental risks.

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

          Under SEC oil and gas accounting rules, we may have to write-down our assets if oil and gas prices decline significantly or if we have significant downward adjustments to our oil and gas reserves. We recorded a $40,433,000 pre-tax, $26,281,000 after tax, non-cash write-down of the carrying value of our proved oil and gas properties for the year ended December 31, 2001 due to low gas prices. The impairment of the $10,395,000 recorded in the fourth quarter of 2001 was based on our December 31, 2001 estimated proved reserves valued at March 27, 2002 market prices. If oil and gas prices fall further, or if we have significant downward reserve adjustments in the future, it is possible that additional write-downs will occur again. These write-downs would result in a charge to our earnings and possible losses, but would not impact cash flows from operating activities.

          Our debt agreements may limit our flexibility in responding to changing market conditions or in pursuing business opportunities.

          Our debt agreements contain restrictions and requirements relating to, among other things:

*	additional borrowings;
*	maintaining financial ratios;
*	granting liens on our assets;
*	selling assets;
*	paying dividends; and
*	merging.

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

*	govern environmental quality and pollution control; and
*	limit rates of production.

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

          Changes in accounting principles may affect our reported operating results and stock price.

          As a public company with securities registered under the Securities Exchange Act of 1934, we prepare our financial statements in accordance with generally accepted accounting principles. As discussed in Recent Developments, we have modified our revenue recognition policies to adopt a more conservative revenue recognition model, and in accordance with SAB 101, we have restated our earnings for 2000 and the nine months ended September 30, 2001. This change may make it more difficult for investors to compare our historical operating results against our future operating results and may adversely affect our stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Commodity Price Risk

          The Company produces and sells natural gas, crude oil, condensate and natural gas liquids. The Company currently sells most of its oil and gas production under price sensitive or market contracts. As a result, the Company's financial results can be significantly affected as oil and gas prices fluctuate. The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. However, these types of contracts also limit the benefits the Company would realize if prices increase. Realized gains or losses from the Company's price risk management activities are recognized in oil and gas production revenue when the associated production occurs. These contracts usually are placed with major derivative dealers that the Company believes are minimal credit risks.

          During 2000 and 1999, the Company recognized net hedging losses of $1,692,000 and $308,000, respectively. As of December 31, 2001 and 2000, the Company did not have any open commodity price hedges.

Interest Rate Risk

          The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2001:

	2002	2003	2004	2005		2006	THERE- AFTER	TOTAL	FAIR VALUE

Debt:
Variable Rate	$3,819	$2,500	$4,375	$-	$		$-	$10,694	$10,694
Average Interest Rate	4.79%	5.02%	5.02%	-			-	4.94%	-

Fixed Rate	$10,000	$-	$32,500	$12,500		$32,500	$167,500	$255,000	$284,554
Average Interest Rate	7.31%	-	7.13%	7.28%		7.13%	7.30%	7.26%	-

          The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2000:
	2001	2002	2003	2004	2005	THERE- AFTER	TOTAL	FAIR VALUE

Debt:
Variable Rate	$40,000	$-	$-	$-	$-	$-	$40,000	$40,000
Average Interest Rate	7.39%	-	-	-	-	-	7.39%	-

Fixed Rate	$18,333	$10,000	$-	$32,500	$12,500	$93,000	$166,333	$173,828
Average Interest Rate	7.25%	7.31%	-	7.13%	7.28%	7.35%	7.29%	-

Foreign Currency Exchange Rate Risk

          The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. As of December 31, 2001, the Company did not have any open forward exchange contracts. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.

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
              AND FINANCIAL DISCLOSURE

          NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Company's definitive proxy statement relating to the 2002 annual meeting of its stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (hereinafter the "Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required to be set forth in this Item is incorporated by reference to a similarly titled heading in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this Report		Page

	(1)	Financial Statements:
		Reports of Independent Public Accountants	F-1
		Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the
		years ended December 31, 2001, 2000, and 1999	F-5
Consolidated Statements of Stockholders' Equity for
		the years ended December 31, 2001, 2000 and 1999	F-6
Consolidated Statements of Cash Flows for the years
		ended December 31, 2001, 2000 and 1999	F-7
		Notes to Consolidated Financial Statements	F-8

	(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

	(3)	Exhibits:

		3.1	Certificate of Incorporation of the Company filed May 7, 1982 and Amendment to Certificate of Incorporation filed April 25, 1984 (1)

		3.2	Amendment to Certificate of Incorporation filed August 4, 1987 (3)

		3.3	Amendment to Certificate of Incorporation filed January 18, 1989 (4)

		3.4	Amendment to Certificate of Incorporation filed July 13, 1989 (5)

		3.5	Amendment to Certificate of Incorporation filed August 3, 1993 (11)

		3.6	Amendment to Certificate of Incorporation filed November 21, 1997 (22)

		3.7	Amended and Restated By-Laws of Seitel, Inc. effective July 26, 2000 (30)

		4.1	Specimen of Common Stock Certificate (1)

		4.2	Form of Warrant Certificate granted to certain employees and one Director of the Company in December 1990 and expiring in December 2001 (8)

		4.3	Form of Promissory Note for Employee Stock Purchase dated July 21, 1992 (10)

		4.4	Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992 (10)

4.5	Form of Pledge for Employee Stock Purchase dated July 21, 1992 (10)

4.6	Form of Warrant Certificate granted under the 1994 Warrant Plans (14)

4.7	Form of Warrant Certificate granted under the 1995 Warrant Reload Plan (16)

4.8	Form of Executive Warrant Certificate granted to certain employees of the Company in November 1997 and expiring in November 2002 (22)

4.9	Form of Bonus Warrant Certificate granted to an employee of the Company in November 1997 and expiring in November 2002 (22)

4.10	Form of Departure Warrant granted to certain employees of the Company in August 1997 (24)

4.11	Form of Employment Warrant granted to an employee of the Company in April 1998 and expiring in April 2008 (24)

4.12	Form of Employment Warrant granted to an employee of the Company in April 1998 and expiring in April 2008 (24)

4.13	Amended and Restated 1998 Employee Stock Purchase Plan (27)

4.14	Form of Employment Warrant granted to an employee of the Company in November 1999 and expiring in November 2009 (29)

10.1	1993 Incentive Stock Option Plan of the Company (11)

10.2	Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan (15)

10.3	Statement of Amendments effective November 29, 1995, to the Seitel, Inc. 1993 Incentive Stock Option Plan (18)

10.4	Statement of Amendments effective April 22, 1996, to the Seitel, Inc. 1993 Incentive Stock Option Plan (18)

10.5	Amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan effective December 31, 1996 (20)

10.6	Amendment to Limit Options Granted to a Single Participant under the Seitel, Inc. 1993 Incentive Stock Option Plan (22)

10.7	Amendment to Increase Number of Shares Available for Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan (22)

10.8	Non-Employee Directors' Stock Option Plan of the Company (13)

10.9	Amendment to the Seitel, Inc. Non-Employee Directors' Stock Option Plan effective December 31, 1996 (20)

10.10	Seitel, Inc. Non-Employee Directors' Deferred Compensation Plan (18)

10.11	Non-Employee Directors' Retirement Plan (27)

10.12	Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan (19)

10.13	Amendment to the Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan effective December 31, 1996 (20)

10.14	2000 Stock Option Plan of the Company (31)

10.15	Seitel, Inc. 2001 Inducement Stock Option Plan adopted January 1, 2001 (35)

10.16	Seitel, Inc. 2001 Non-Officer Stock Option Plan adopted June 5, 2001 (35)

10.17	Memorandum of Understanding between the Company and Triangle Geophysical Company dated as of June 7, 1984 (1)

10.18	Lease Agreement by and between the Company and Commonwealth Computer Advisors, Inc. (2)

10.19	The Company's 401(k) Plan adopted January 1, 1998 (22)

10.20	Executive Services Agreement dated April 3, 1990 between the Company and Helm Resources, Inc. (7)

10.21	Employment Agreement effective as of January 1, 1991 between the Company and Paul A. Frame, Jr. (9)

10.22	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Paul A. Frame, Jr. (22)

10.23	Paul A. Frame's Employment Contract Amendment No. 2 dated as of June 26, 2000 (30)

10.24	Employment Agreement effective as of January 1, 1991 between the Company and Horace A. Calvert (9)

10.25	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Horace A. Calvert (22)

10.26	Horace A. Calvert's Amended and Restated Employment Agreement dated as of April 1, 2000 (30)

10.27	Employment Agreement effective as of January 1, 1991 between the Company and Herbert M. Pearlman (9)

10.28	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Herbert M. Pearlman (22)

10.29	Herbert M. Pearlman's Employment Contract Amendment No. 2 dated as of June 26, 2000 (30)

10.30	Employment Agreement effective as of January 1, 1991 between the Company and David S. Lawi (9)

10.31	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and David S. Lawi (22)

10.32	David S. Lawi's Employment Contract Amendment No. 2 dated as of June 26, 2000 (30)

10.33	Letter to David S. Lawi from Seitel, Inc. dated June 26, 2000 regarding his October 2, 1998 Promissory Note (30)

10.34	David S. Lawi's Promissory Note dated as of June 26, 2000 (30)

10.35	Employment Agreement effective as of January 1, 1993 between the Company and Debra D. Valice (12)

10.36	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Debra D. Valice (22)

10.37	Amendment to Employment Agreement dated effective as of June 10, 1998 between the Company and Debra D. Valice (23)

10.38

Joint Venture Agreement dated April 5, 1990 by and between Seitel Offshore Corp., a wholly owned subsidiary of the Company, and Digicon Data Inc., a wholly owned subsidiary of Digicon Geophysical Corp. (6)

10.39	Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (18)

10.40	First Amendment to Seitel, Inc. Revolving Credit Agreement dated as of August 30, 1996 among the Company and The First National Bank of Chicago (19)

10.41	Second Amendment to Revolving Credit Agreement dated as of July 22, 1996, among Seitel, Inc. and The First National Bank of Chicago (21)

10.42	Ratable Note in the amount of $20,000,000 among Seitel, Inc. and Bank One, Texas, N.A. dated as of May 1, 1997 (21)

10.43	Ratable Note in the amount of $30,000,000 among Seitel, Inc. and The First National Bank of Chicago dated as of May 1, 1997 (21)

10.44	Third Amendment to Revolving Credit Agreement dated as of March 16, 1998 among Seitel, Inc. and The First National Bank of Chicago (22)

10.45	Ratable Note in the amount of $40,000,000 among Seitel, Inc. and The First National Bank of Chicago dated March 16, 1998 (22)

10.46	Ratable Note in the amount of $35,000,000 among Seitel, Inc. and Bank One, Texas, N.A. dated as of March 16, 1998 (22)

10.47	Amendment No. 4, dated as of August 10, 1999, among Seitel, Inc., a Delaware Corporation, the Lenders executing this Amendment and the First National Bank of Chicago, as Agent for the Lenders (27)

10.48	Amendment No. 5, dated as of March 16, 2001, among Seitel, Inc., a Delaware Corporation, the Lenders executing this Amendment and Bank One, NA (33)

10.49	Amendment No. 6, dated as of May 11, 2001, among Seitel, Inc., a Delaware Corporation, the Lenders executing this Agreement and Bank One, NA (34)

10.50	Credit Agreement dated as of June 29, 2001, among Seitel, Inc. and Bank One, NA as Agent and LC Issuer and Comerica Bank - Texas as Syndication Agent (35)

10.51	Ratable Note in the amount of $25,000,000 among Seitel, Inc. and Comerica Bank-Texas (35)

10.52	Ratable Note in the amount of $15,000,000 among Seitel, Inc. and Guaranty Bank (35)

10.53	Incentive Compensation Agreement (10)

10.54	Note Purchase Agreement dated as of December 28, 1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers (17)

10.55	First Amendment to Note Purchase Agreement dated as of February 12, 1999 between the Company and Senior Noteholders as of December 28, 1995 (26)

10.56	Second Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (27)

	10.57	Third Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (28)

	10.58	Fourth Amendment, dated as of October 15, 2001, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders*

	10.59	Fifth Amendment, dated as of March 27, 2002, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders*

	10.60	Revolving Credit Agreement, dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada (28)

	10.61	Amendment, dated as of March 2, 2000, to the Revolving Credit Agreement, dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada (28)

	10.62	Revolving Credit Agreement dated as of December 11, 1998, between the Company and Suntrust Bank, Atlanta (25)

	10.63	Note Purchase Agreement dated as of February 12, 1999, between the Company and the Series D Purchasers, the Series E Purchasers and the Series F Purchasers (25)

	10.64	First Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (27)

	10.65	Second Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (28)

	10.66	Third Amendment, dated as of October 15, 2001, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders*

	10.67	Fourth Amendment, dated as of March 27, 2002, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders*

	10.68	Note Purchase Agreement dated as of October 15, 2001, between the Company and the Series G Purchasers, the Series H Purchasers and the Series I Purchasers (36)

	10.69	Executive Retention Agreement with Kevin S. Fiur dated October 12, 2001 *

	16.1	Concurrence letter of Arthur Andersen LLP dated December 6, 2000 (32)

	21.1	Subsidiaries of the Registrant *

	23.1	Consent of Ernst & Young LLP *

	23.2	Consent of Arthur Andersen LLP *

	23.3	Consent of Garb Grubbs Harris & Associates, Inc.*

(b)	Reports on Form 8-K filed during the year ended December 31, 2001:

The Company filed a Form 8-K on August 8, 2001 disclosing the appointment of a new officer of a wholly owned subsidiary and possible litigation by the Company against the former president of the subsidiary.

The Company filed a Form 8-K on October 16, 2001 disclosing the completion of the funding of a private placement of Unsecured Senior Notes with institutional investors.

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

(3)	Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2, No. 33-21300 as filed with the Securities and Exchange Commission on April 18, 1988.

(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(6)	Incorporated by reference to the Company's Form 8 amending the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(7)	Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2, No. 33-34217 as filed with the Commission on April 6, 1990.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

(9)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1991.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(11)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1993.

(12)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1993.

(13)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.

(14)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-89934 as filed with the Securities and Exchange Commission on March 2, 1995.

(15)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.

(16)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-01271 as filed with the Securities and Exchange Commission on February 28, 1996.

(17)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(18)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.

(19)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1996.

(20)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(21)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

(22)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(23)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

(24)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-64557 as filed with the Securities and Exchange Commission on September 29, 1998.

(25)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(26)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

(27)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.

(28)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(29)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.

(30)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000.

(31)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000.

(32)	Incorporated by reference to the Company's Form 8-K filed on December 7, 2000.

(33)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(34)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2001.

(35)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.

(36)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

		SEITEL, INC.

		By:	/s/	Paul A. Frame

				Paul A. Frame
				Chairman of the Board of Directors
				and President

		Date:		March	29,	2002

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature		Title				Date

/s/	Paul A. Frame	Chairman of the Board of Directors, President,				March	29,	2002
		Chief Executive Officer and Director
	Paul A. Frame

/s/	Kevin S. Fiur	Executive Vice President, Chief Operating Officer				March	29,	2002
		and Director
	Kevin S. Fiur

/s/	Debra D. Valice	Executive Vice President, Chief Financial Officer,				March	29,	2002
		Secretary, Treasurer and Director
	Debra D. Valice

/s/	Walter M. Craig, Jr.	Director				March	29,	2002

	Walter M. Craig, Jr.

/s/	William Lerner	Director				March	29,	2002

	William Lerner

/s/	John Stieglitz	Director				March	29,	2002

	John Stieglitz

/s/	Fred S. Zeidman	Director				March	29,	2002

	Fred S. Zeidman

/s/	Marcia H. Kendrick	Chief Accounting Officer				March	29,	2002

	Marcia H. Kendrick

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Management of Seitel, Inc.:

We have audited the accompanying consolidated balance sheets of Seitel, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seitel, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2000.

ERNST & YOUNG LLP

Houston, Texas
March 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Seitel, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Seitel, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Seitel, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2000

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,

	2001	2000

		(Restated)
ASSETS		See Note B

Cash and equivalents	$25,223	$10,216
Receivables
Trade, less allowance for doubtful accounts of $500 and $661
at December 31, 2001 and 2000, respectively	59,243	68,924
Notes and other	4,245	816

Seismic data library	839,228	699,036
Less: Accumulated amortization	(383,383)	(336,433)

Net seismic data library	455,845	362,603

Property and equipment, at cost:
Oil and gas properties, full-cost method of accounting,
including $23,242 and $45,908 not being amortized at
December 31, 2001 and 2000, respectively	205,510	206,726
Furniture, fixtures and other	20,099	9,945

	225,609	216,671
Less: Accumulated depreciation, depletion and amortization	(123,741)	(71,016)

Net property and equipment	101,868	145,655

Investment in marketable securities	2,501	2,029
Prepaid expenses, deferred charges and other assets	12,544	8,888

TOTAL ASSETS	$661,469	$599,131

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- continued
(In thousands, except share and per share amounts)
	December 31,

	2001	2000

		(Restated)
		See Note B
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$30,936	$35,136
Accrued liabilities	15,925	14,600
Employee compensation payable	2,344	5,435
Income taxes payable	2,646	6,075
Debt
Senior Notes	255,000	166,333
Line of credit	1,319	40,000
Term loans	9,375	-
Obligations under capital leases	2,656	265
Deferred income taxes	351	17,472
Deferred revenue	97,330	60,225

Total Liabilities	417,882	345,541

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 5,000,000
shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding 25,810,603 and
25,306,517 at December 31, 2001 and 2000, respectively	258	253
Additional paid-in capital	166,456	159,543
Retained earnings	91,624	106,617
Treasury stock, 735,918 and 635,918 shares at cost at
December 31, 2001 and 2000, respectively	(9,072)	(7,667)
Notes receivable from officers and employees for stock purchase	(3,776)	(4,965)
Accumulated other comprehensive loss	(1,903)	(191)

TOTAL STOCKHOLDERS' EQUITY	243,587	253,590

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$661,469	$599,131

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)	Year Ended December 31,

	2001	2000	1999

		(Restated)
		See Note B

REVENUE (1)	$136,329	$138,322	$128,707

EXPENSES
Depreciation, depletion and amortization	60,713	62,897	59,624
Impairment of oil and gas properties	40,433	-	-
Cost of sales	5,465	5,570	5,016
Selling, general and administrative expenses	38,093	33,131	28,587
Expenses related to delayed DDD Energy, Inc. offering	-	958	-
Restructuring charge	-	4,394	-

	144,704	106,950	93,227

(LOSS) INCOME FROM OPERATIONS	(8,375)	31,372	35,480

Interest expense	(13,898)	(13,068)	(11,791)
Interest income	796	962	714
Dividend income	-	22	-
Equity in loss of affiliate	-	-	(91)
Impairment due to dividend distribution of affiliate stock	-	-	(7,794)

(Loss) income before provision for income taxes and
cumulative effect of accounting change	(21,477)	19,288	16,518
(Benefit) provision for income taxes	(6,484)	7,578	7,138

(Loss) income before cumulative effect of accounting change	(14,993)	11,710	9,380
Cumulative effect on prior years of change in accounting
principle for revenue recognition, net of tax benefit of $8,859	-	(14,219)	-

NET (LOSS) INCOME	$(14,993)	$(2,509)	$9,380

Earnings (loss) per share:
Basic:
(Loss) income before cumulative effect of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in accounting
principle for revenue recognition, net of tax	-	(.59)	-

Net (loss) income	$(.60)	$(.10)	$.39

Diluted:
(Loss) income before cumulative effect of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in accounting
principle for revenue recognition, net of tax	-	(.59)	-

Net (loss) income	$(.60)	$(.10)	$.39

Pro forma for change in accounting principle:(2)

Net income		$11,710	$3,106

Net income per common share:
Basic		$.49	$.13
Diluted		$.49	$.13

Weighted average number of common and common equivalent shares:
Basic	24,986	23,909	23,863

Diluted	24,986	24,090	24,063

(1)	Non-cash revenue and the percentage of total revenue for the years ended December 31, 2001, 2000 and 1999 are $18,219,000 (13.4%), $7,330,000 (5.3%) and $8,989,000 (7.0%), respectively.

(2)

Pro forma disclosure of earnings and earnings per share information gives effect to the 2000 change in accounting principle for revenue recognition on certain data licenses as described in Note B as if it had been in effect for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

								Notes
								Receivable	Accumulated
		Common Stock		Additional		Treasury Stock		from	Other
	Comprehensive			Paid-In	Retained			Officers &	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	Income (Loss)

Balance, December 31, 1998		23,804,508	$238	$141,826	$107,102	(175,818)	$(2,977)	$(8,651)	$49
Net proceeds from issuance
of common stock		481,287	5	5,126	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	597	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(504,700)	(3,302)	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,736	-
Distribution of Eagle Geo-
physical, Inc. shares		-	-	-	(6,365)	-	-	-	-
Net income	$9,380	-	-	-	9,380	-	-	-	-
Foreign currency translation
adjustments	(695)	-	-	-	-	-	-	-	(695)
Unrealized loss on marketable
securities net of income
tax benefit of $526	(1,045)	-	-	-	-	-	-	-	(1,045)

Comprehensive income	$7,640

Balance, December 31, 1999		24,285,795	243	147,549	110,117	(680,518)	(6,279)	(6,915)	(1,691)
Net proceeds from issuance
of common stock		1,020,722	10	10,180	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	1,814	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(330,400)	(4,849)	-	-
Issuance of common stock
in connection with
restructuring		-	-	-	(991)	375,000	3,461	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,950	-
Net loss	$(2,509)	-	-	-	(2,509)	-	-	-	-
Foreign currency translation
adjustments	837	-	-	-	-	-	-	-	837
Unrealized gain on marketable
securities net of income
tax expense of $333	663	-	-	-	-	-	-	-	663

Comprehensive loss	$(1,009)

Balance, December 31, 2000
(Restated, see Note B)		25,306,517	253	159,543	106,617	(635,918)	(7,667)	(4,965)	(191)
Net proceeds from issuance
of common stock		504,086	5	6,398	-	-	-	-	-
Tax reduction from exercise
of stock options		-	-	515	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(100,000)	(1,405)	-	-
Payments received on
notes receivable from
officers and employees		-	-	-	-	-	-	1,189	-
Net loss	$(14,993)	-	-	-	(14,993)	-	-	-	-
Foreign currency translation
adjustments	(1,733)	-	-	-	-	-	-	-	(1,733)
Unrealized gain on marketable
securities net of income
tax expense of $14	21	-	-	-	-	-	-	-	21

Comprehensive loss	$(16,705)

Balance, December 31, 2001		25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$(3,776)	$(1,903)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:		(Restated)
Reconciliation of net (loss) income to net cash provided
by operating activities:
Net (loss) income	$(14,993)	$(2,509)	$9,380
Depreciation, depletion and amortization	60,584	62,914	59,624
Impairment of oil and gas properties	40,433	-	-
Equity in loss of affiliate	-	-	91
Impairment due to dividend distribution of affiliate stock	-	-	7,794
Cumulative effect of change in accounting principle,
net of tax	-	14,219	-
Restructuring charge	-	2,470	-
Deferred income tax provision (benefit)	(17,121)	(6,494)	5,501
Non-cash sales	(18,219)	(7,330)	(8,989)
(Increase) decrease in receivables	8,427	(6,474)	(2,851)
(Increase) decrease in other assets	(2,929)	(1,736)	402
Decrease (increase) in deferred revenue	(4,134)	10,184	(2,104)
Decrease (increase) in accounts payable and other
liabilities	(3,561)	13,180	3,179

Net cash provided by operating activities	48,487	78,424	72,027

Cash flows from investing activities:
Cash invested in seismic data	(71,922)	(55,423)	(125,727)
Cash invested in oil and gas properties	(19,591)	(16,352)	(27,857)
Cash paid to acquire property and equipment	(7,653)	(2,319)	(1,073)
Net proceeds from sale of oil and gas properties	6,235	12,946	11,657
Investment in marketable securities	-	-	(3,043)
Deferred offering costs	-	(925)	(80)

Net cash used in investing activities	(92,931)	(62,073)	(146,123)

Cash flows from financing activities:
Borrowings under line of credit agreements	112,771	64,436	91,314
Principal payments under line of credit
agreements	(151,440)	(64,936)	(136,314)
Borrowings on term loan	10,000	-	-
Principal payments on term loans	(625)	(33)	(139)
Principal payments under capital lease
obligations	(110)	(41)	(28)
Proceeds from issuance of senior notes	107,000	-	138,000
Principal payments under senior notes	(18,333)	(18,334)	(18,333)
Proceeds from issuance of common stock	6,437	10,221	5,167
Costs of debt and equity transactions	(1,148)	(31)	(1,571)
Repurchase of common stock	(1,405)	(4,849)	(3,302)
Loans to officers, employee and director	(3,194)	(591)	-
Payments on notes receivable from officers,
employees and director	1,302	1,951	1,736

Net cash provided by (used in) financing activities	61,255	(12,207)	76,530

Effect of exchange rate changes	(1,804)	884	(407)

Net increase (decrease) in cash and equivalents	15,007	5,028	2,027

Cash and equivalents at beginning of period	10,216	5,188	3,161

Cash and equivalents at end of period	$25,223	10,216	$5,188

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations: Seitel, Inc. (the "Company") is a leading diversified energy company providing seismic data and related geophysical services to the oil and gas industry and directly participating in exploration for development and ownership of natural gas and crude oil reserves. The majority of the Company's seismic surveys cover onshore and offshore U.S. Gulf Coast region, the Rocky Mountain region and Canada. The Company's oil and gas exploration, development and production activities are on properties located primarily in the onshore Gulf Coast region and California. Since September 2000, the Company has been developing proprietary software, technology, and business methods through its wholly owned subsidiary, Seitel Solutions, that will enable its clients to access and interact, via a standard web browser and the Internet, with its seismic data library. During the years ended December 31, 2001, 2000 and 1999, Seitel Solutions had no significant operations.

          In the course of its operations, the Company is subject to certain risk factors, including, but not limited to, the following: competition, industry conditions, volatility of oil and gas prices, operating risks, dependence of key personnel, geographic concentration of operations and compliance with governmental regulations.

          Use of Estimates: The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Seismic data library amortization is determined using estimates of ultimate revenues from licensing of the seismic data. Refer to the seismic data library discussion below for additional information on seismic data library amortization. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves and the present value of estimated cash flows therefrom. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Refer to Note S, "Supplemental Oil and Gas Information" for additional information regarding the process of estimating proved oil and gas reserve quantities and related values.

          Basis of Presentation: The accompanying consolidated financial statements include the accounts of Seitel, Inc., the accounts of its wholly owned subsidiaries and the Company's pro rata share of its investments in joint ventures. Investments in less than majority owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the prior years' financial statements to conform to the current year's presentation.

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

          The Company changed its presentation of cash flows from operating activities from the direct method to the indirect method as allowed in Statement of Financial Accounting Standards No. 95.

          Revenue Recognition:

          Revenue from Data Acquisition

          Revenue from the creation of new seismic data under the Company's acquisition contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred to date as a percentage of total estimated costs. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically require one or more customers to pay between 65% and 75% of the creation costs in exchange for the right to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs to be incurred. These payments are non-refundable once the costs of creation are incurred. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired, processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired, processed data for a limited term, which is generally less than nine months after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a long-term (generally twenty years or more) license agreement, which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity ends.

          Revenue from Data Licenses

           The Company licenses data from its seismic data library to customers under four basic forms of contracts.

          Under the first, the customer licenses and selects data from the data library at the time of contracting.

          Under the second, called review and possession contracts, the customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

          Under the third, called library card contracts, the customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The lengths of the selection periods under the library card contracts vary.

          Under the fourth, called review only contracts, the customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

          The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non-cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. The contracts permit selection of the data in its present form and the Company is under no obligation to make any enhancements, modifications or additions to the data. The customers' rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

          Before 2000, under the Company's interpretation of accounting principles generally accepted in the United States of America in effect at that time, the Company recognized revenue when it had a contract with its customer for a fixed sales price, a licensing agreement was in place, collectibility was reasonably assured and the seismic data was available for use by the customer. Since January 1, 2000, revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

          Revenue from Non-Cash Data Licenses

           In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges and are valued at the fair value of the data received or delivered, whichever is more reliably determinable. The Company determines a fair value for the data exchanged utilizing its combined executive experience of over forty years in the industry and considering factors including comparative data generation costs, current license fees and future marketability, and any unique features that may cause exceptions to a regional model. In determining the fair value of the data, the Company considers whether similar cash-based transactions exist in the marketplace to corroborate the value and considers the amount, timing and likelihood of future cash flows from licensing the data acquired. The Company also engages an independent third party to review for fairness the Company's valuations of significant exchange transactions. The Company's valuations of all significant exchange transactions (those valued at greater than $800,000) during 2001 were found to be fair by the independent third party evaluators.

          In 2001, 2000 and 1999, the Company recorded seismic data library assets of $57,045,000, $12,435,000 and $8,989,000, respectively, from non-monetary exchanges of seismic data, including exchanges in which the Company and the customer issued cash payments.

          In 2001, 2000 and 1999, the Company recognized revenue of $14,875,000, $4,049,000 and $8,989,000, respectively from non-monetary exchanges of seismic data, including exchanges in which the Company and the customer issued cash payments.

          Revenue from Oil and Gas Operations

          The Company uses the sales method of accounting for its oil and gas revenue. Under this method, revenue is recognized based on actual volumes of oil and gas sold to purchasers. The volumes of oil and gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties, which historically, has not been significant.

          Seismic Data Library: Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized based on the proportion of revenue for a period to total revenue, as estimated by management. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years, however, the costs of a significant purchase (greater than 5% of the net book value of the seismic data library) are amortized using the greater of the income forecast method or ten-year straight-line method.

          On a periodic basis, the Company evaluates the performance of all of its seismic data programs to ensure that the economic useful life does not exceed ten years. The Company evaluates its revenue trends, as well as industry revenue trends, in order to estimate future revenue from seismic data sales. When economic conditions indicate, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and operating results to decline. The Company also reviews the carrying value of seismic data to assess whether there has been a permanent impairment of value. Any indicated losses are recorded as additional amortization when it is determined that estimated future revenue would not be sufficient to cover the carrying value of the asset.

          Net seismic data library at December 31, 2001 and 2000 was comprised of the following (in thousands):

	December 31,

	2001	2000

		(Restated)

2D data created by the Company	$4,496	$8,524
3D data created by the Company	325,430	310,522
Data purchased by the Company	125,919	43,557

Net seismic data library	$455,845	$362,603

          The amount of seismic data amortization recorded each year fluctuates based on the amount of seismic revenue recognized and the mix of data to which the revenue relates. The data is amortized based on: (i) the income forecast method at varying percentages based on each data program's current and expected future revenue which is generally used for created data or (ii) the ten-year straight-line method which is generally used for purchased data.

          Oil and Gas Properties: The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs, directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the years ended December 31, 2001, 2000 and 1999, exploration and development related overhead costs of $2,385,000, $1,809,000 and $1,938,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the years ended December 31, 2001, 2000 and 1999, interest costs of $2,583,000, $2,936,000 and $3,101,000, respectively, have been capitalized to oil and gas properties.

          No gains or losses are recognized upon the sale of oil and gas properties unless a significant portion of the Company's proved oil and gas reserves are sold (generally greater than 25 percent). Instead, proceeds from the sale of oil and gas properties are accounted for as a reduction of capitalized costs. The Company sold various producing oil and gas wells, representing less than 25 percent of its proved oil and gas reserves each year, and associated leaseholds during 2001, 2000 and 1999 for proceeds, net of revenue and costs, totaling $6.2 million, $12.9 million and $11.7 million, respectively.

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

          Capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, are limited to the present value, discounted at 10 percent, of future net cash flows from estimated proved oil and gas reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, adjusted for the effects of related income taxes. If capitalized costs exceed this limit, the excess is charged to impairment of oil and gas properties. During 2001, the Company recorded non-cash impairments of oil and gas properties totaling $40,433,000. The impairment of $10,395,000 recorded in the fourth quarter of 2001 was based on December 31, 2001 estimated proved reserves valued at March 27, 2002 market prices.

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

          At December 31, 2001 and 2000, total unrealized gains on marketable securities were $753,000 and $996,000, respectively, and total unrealized losses on marketable securities were $718,000 and $0, respectively. The deferred tax expense on the net gains was $14,000 and $333,000 at December 31, 2001 and 2000, respectively, resulting in a net increase of $21,000 and $663,000, respectively, to other comprehensive income.

          Debt Issue Costs: Debt issue costs related to the Company's Senior Notes and line of credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheet. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2001 and 2000, unamortized debt issue costs were $1,745,000 and $1,457,000, respectively.

          Income Taxes: The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2001, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $6.1 million.

          Software Development Costs: In accordance with SFAS No 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release. Software development costs capitalized include direct labor costs and overhead costs attributed to programmers and software engineers working on products after they reach technological feasibility but before they are generally available for sale or use. Capitalized costs are amortized over the estimated product life of three to five years using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Software development costs capitalized in 2001 were $489,000 and are included in furniture, fixtures and other property. As of December 31, 2001, the product was not available for sale or use.

          Foreign Currency Translation: For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaling $(315,000), $(233,000) and $455,000 for the years ended December 31, 2001, 2000 and 1999, respectively, are included in selling general and administrative expenses in the consolidated statements of operations.

          Use of Derivatives: The Company may enter into various derivative instruments to manage commodity price fluctuations and foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments.

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

          Earnings per Share: In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for the years 2001, 2000 and 1999 consist of the following (in thousands except per share amounts):

	Year Ended December 31,

	2001	2000	1999

		(Restated)

(Loss) income before cumulative effect
of accounting change	$(14,993)	$11,710	$9,380

Cumulative effect on prior years of change in accounting
principle for revenue recognition, net of tax	-	(14,219)	-

Net (loss) income	$(14,993)	$(2,509)	$9,380

Basic weighted average shares	24,986	23,909	23,863
Effect of dilutive securities: (1)
Options and warrants	-	181	200

Diluted weighted average shares	24,986	24,090	24,063

Earnings (loss) per share:
Basic:
(Loss) income before cumulative effect
of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in
accounting principle for revenue
recognition, net of tax	-	(.59)	-

Net (loss) income	$(.60)	$(.10)	$.39

Diluted:
(Loss) income before cumulative effect
of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in
accounting principle for revenue
recognition, net of tax	-	(.59)	-

Net (loss) income	$(.60)	$(.10)	$.39

(1)

A weighted average year-to-date number of options and warrants to purchase 2,680,000, 6,379,000 and 5,517,000 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

          Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Reference is made to Note J, "Stock Options and Warrants," for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock-Based Compensation" on the Company's results of operations in 2001, 2000 and 1999.

          Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of

December 31, 2001 and 2000, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes approximates $284,554,000 and $173,828,000 as of December 31, 2001 and 2000, respectively. The book value of the Company's revolving lines of credit and the term loans approximates fair value due to the variable interest rates under the line.

          Impairment of Long-Lived Assets: In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. There were no such impairments recorded under SFAS No. 121 in 2001, 2000 or 1999.

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

          Comprehensive Income: In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income in the consolidated statements of stockholders' equity for the three years ended December 31, 2001. Accumulated other comprehensive income for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

          Allowance for Doubtful Accounts: Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31,

	2001	2000

Balance at beginning of period	$661	$1,183
Additions to costs and expenses	30	300
Deductions for uncollectible receivables written off, net of recoveries	(191)	(822)

Balance at end of period	$500	$661

NOTE B--RESTATEMENT OF FINANCIAL STATEMENTS

          Effective for the fiscal year ended December 31, 2001, the Company has determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000.

          The revisions to revenue recognition under the seismic data licensing agreements resulted from a further evaluation of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," following the change in accounting policy by an industry colleague. The effect of these revisions is to defer revenue previously recognized under certain seismic data licensing agreements until selection of specific data is made by the customer. The deferral in revenue resulted in an increase in deferred revenue. Associated with the deferral of the revenue on these contracts, the Company also deferred the direct costs related to the revenue, which resulted in an increase in prepaid expenses. The Company also recognized a reduction in amortization expense, which is recorded as an adjustment to accumulated amortization, and in income tax expense, which is recorded as an adjustment to deferred taxes. The change in revenue recognition effective January 1, 2000, was recorded as a cumulative effect adjustment in 2000, which means that the net effect of applying SAB 101 for periods prior to January 1, 2000 was recorded in the Statement of Operations as one amount, net of taxes. The total effects of all revisions to revenue recognition related to the seismic data licensing arrangements for the nine months ended September 30, 2001 and the year ended December 31, 2000 are summarized in the tables on the following pages.

          The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001 and 2000, the Company entered into certain acquisition contracts under which the Company and the customer participated in the acquisition services. Under these arrangements, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company has determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company's amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to certain data acquisition contracts for the nine months ended September 30, 2001 and the year ended December 31, 2000 are summarized in the tables on the following pages.

          Accordingly, such financial statements have been restated as follows:

	Nine Months Ended September 30, 2001 (Unaudited)

	(in '000's except per share amounts)

		Adjustments	Adjustments
		for	for
		Data	Data
	As	Licensing	Acquisition	As
	Reported	Agreements	Contracts	Restated

Statements of Operations Data:

Revenue	$140,775	$(31,203)	$(11,491)	$98,081 (1)

Depreciation, depletion & amortization	61,872	(13,433)	(5,528)	42,911
Impairment of oil and gas properties	30,038	-	-	30,038
Cost of sales	4,182	-	-	4,182
SG&A expense	30,998	(2,115)	(57)	28,826

Income (loss) from operations	13,685	(15,655)	(5,906)	(7,876)

Interest expense and other, net	(9,515)	-	72	(9,443)

(Provision) benefit for income taxes	(1,398)	5,078	2,042	5,722

Net income (loss)	$2,772	$(10,577)	$(3,792)	$(11,597)

Net income (loss) per share:

Basic	$0.11	$(.42)	$(.15)	$(0.46)
Diluted	$0.11	$(.42)	$(.15)	$(0.46)

Balance Sheet Data:

Cash and cash equivalents	$5,572	$-	$-	$5,572
Receivables	58,162	-	-	58,162
Seismic data library, net	401,967	30,609 (2)	(5,615)	426,961
Property and equipment, net	123,660	-	-	123,660
Prepaid expenses and deferred charges	6,203	6,229	14	12,446

Accounts payable and accrued liabilities	43,182	-	-	43,182
Deferred income taxes	24,389	(17,857)	(2,042)	4,490
Deferred revenue	1,093	87,683 (3)	233	89,009
Retained earnings	132,315	(33,503)	(3,792)	95,020
Accumulated other comprehensive loss	(2,822)	515	-	(2,307)

(1)	Non-cash revenue and the percentage of total revenue are $12,408,000 and 12.7%, respectively.

(2)	Represents reduction in accumulated amortization due to deferral of revenue.

(3)	The impact of the data licensing revisions on deferred revenue includes approximately $57 million related to the cumulative effect of periods prior to 2001.

	Year Ended December 31, 2000

	(in '000's except per share amounts)

		Adjustments	Adjustments
		for	for
		Data	Data
	As	Licensing	Acquisition	As
	Reported	Agreements	Contracts	Restated

Statements of Operations Data:

Revenue	$163,811	$(19,599)	$(5,890)	$138,322 (1)

Depreciation, depletion and amortization	73,709	(8,054)	(2,758)	62,897
Cost of sales	5,570	-	-	5,570
SG&A expense	34,790	(1,476)	(183)	33,131
Other	5,352	-	-	5,352

Income (loss) from operations	44,390	(10,069)	(2,949)	31,372

Interest expense and other, net	(12,184)	-	100	(12,084)

(Provision) benefit for income taxes	(11,789)	3,215	996	(7,578)

Cumulative effect of accounting change	-	(14,219)	-	(14,219)

Net income (loss)	$20,417	$(21,073)	$(1,853)	$(2,509)

Net income (loss) per share:

Basic	$0.85	$(.88)	$(.07)	$(0.10)
Diluted	$0.85	$(.88)	$(.07)	$(0.10)

Balance Sheet Data:

Cash and cash equivalents	$10,216	$-	$-	$10,216
Receivables	69,740	-	-	69,740
Seismic data library, net	345,201	18,855 (2)	(1,453)	362,603
Property and equipment, net	145,655	-	-	145,655
Prepaid expenses and deferred charges	4,716	4,093	79	8,888

Accounts payable and accrued liabilities	49,736	-	-	49,736
Deferred income taxes	30,412	(11,944)	(996)	17,472
Deferred revenue	2,975	55,773 (3)	1,477	60,225
Retained earnings	129,543	(21,073)	(1,853)	106,617
Accumulated other comprehensive
income (loss)	(381)	190	-	(191)

(1)	Non-cash revenue and the percentage of total revenue are $7,330,000 and 5.3%, respectively.

(2)	Represents reduction in accumulated amortization due to deferral of revenue.

(3)

The impact of the data licensing revisions on deferred revenue includes approximately $36 million related to the cumulative effect of periods prior to 2000. Of the $36 million of revenue deferred by the change in accounting principle for revenue recognition at the beginning of 2000, $14.8 million was recognized as revenue in 2001 and $12.6 million was recognized as revenue in 2000.

NOTE C--INCOME TAXES

          The discussion of income taxes herein does not include the income tax effects of the cumulative effect of the change in accounting method explained in Note B of these consolidated financial statements.

          Income (loss) before provision for income taxes for each of the three years ended December 31, 2001 is comprised of the following (in thousands):

	2001	2000	1999

		(Restated)

U.S.	$(22,693)	$13,575	$6,894
Foreign	1,216	5,713	9,624

	$(21,447)	$19,288	$16,518

          The provision (benefit) for income taxes for each of the three years ended December 31, 2001, is comprised of the following (in thousands):

		2001	2000	1999

			(Restated)
Current:	Federal	$9,894	$13,839	$1,456
	State	202	230	156

	Foreign	541	3	25

		10,637	14,072	1,637

Deferred:	Federal	(17,108)	(8,454)	1,678
	Foreign	(13)	1,960	3,823

		(17,121)	(6,494)	5,501

Tax provision:	Federal	(7,214)	5,385	3,134
	State	202	230	156
	Foreign	528	1,963	3,848

		$(6,484)	$7,578	$7,138

          The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	2001	2000	1999

		(Restated)
Statutory Federal income tax	$(7,517)	$6,751	$5,781
State income tax, less Federal benefit	131	150	101
Tax difference on foreign earnings	525	(116)	913
Restructuring charge not fully benefited	-	887	-
Reduction in foreign tax rates	(422)	-	-
Non-deductible expense and other, net	799	(94)	343

Income tax expense	$(6,484)	$7,578	$7,138

          The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2001 and 2000 were as follows (in thousands):

	Deferred Tax Assets
	(Liabilities) at December 31,

	2001	2000

		(Restated)
Deferred Revenue	$15,241	$13,754
Alternative minimum tax credit carryforward	210	549
Canadian net operating loss carryforward	4,729	960
Partnership earnings	1,043	1,327
Foreign tax credits	191	191
Investment tax credits	44	44
Other	1,447	2,115

Total deferred tax assets	22,905	18,940
Less: Valuation allowance	(235)	(44)

Deferred tax assets, net of
valuation allowance	22,670	18,896

Depreciation, depletion and amortization	(20,968)	(33,314)
Other	(2,053)	(3,054)

Total deferred tax liabilities	(23,021)	(36,368)

Net deferred tax liability	$(351)	$(17,472)

          As of December 31, 2001, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $210,000 which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period. As of December 31, 2001, the Company has Canadian net operating loss (NOL) carryforwards of approximately $18,106,000 which can be used to offset Canadian income taxes payable in future years. The NOL carryforwards will expire in periods through 2008.

          In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 2001, 2000 and 1999, the Company received $515,000, $1,814,000 and $597,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

NOTE D--DEBT

          The following is a summary of the Company's debt at December 31, 2001 and 2000 (in thousands):

	December 31,

	2001	2000

Senior notes, Series A, 7.17%, maturing in equal
amounts of $8,333 through 2001	$-	$8,333
Senior notes, Series B, 7.17%, maturing in equal
amounts of $5,500 through 2002	5,500	11,000
Senior notes, Series C, 7.48%, maturing in equal
amounts of $4,500 through 2002	4,500	9,000
Senior notes, Series D, 7.03%, maturing in 2004	20,000	20,000
Senior notes, Series E, 7.28%, maturing in equal
amounts of $12,500 beginning 2004
through 2009	75,000	75,000
Senior notes, Series F, 7.43%, maturing in 2009	43,000	43,000
Senior notes, Series G, 7.04%, maturing in 2006	20,000	-
Senior notes, Series H, 7.19%, maturing in 2008	50,000	-
Senior notes, Series I, 7.34%, maturing in 2011	37,000	-
Parent revolving credit agreement, maturing
in 2004	-	40,000
Subsidiary revolving credit agreement (average
4.35% at December 31, 2001)	1,319	-
Term loan, variable rate ranging from 5.02% to
6.65% in 2001, maturing $2,500 in 2002 and
2003 and $4,375 in 2004	9,375	-

	$265,694	$206,333

          Senior Notes: The Company has issued through private placement, nine series of unsecured Senior Notes totaling $320 million, of which $255 million is outstanding at December 31, 2001. Interest on the Series A, B and C Senior Notes is payable semi-annually on June 30 and December 30, interest on the Series D, E and F Senior Notes is payable semi-annually on February 15 and August 15, and interest on the Series G, H and I Notes is payable semi-annually on April 15 and October 15. Accrued interest of $5,018,000 is included in accrued liabilities at December 31, 2001.

          Lines of Credit: On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that matures on June 29, 2004. The facility bears interest at a rate determined by the ratio of the Company's debt to EBITDA (earnings before interest, taxes, depreciation, deletion and amortization). Pursuant to the interest rate pricing structure, the interest rate would be set at LIBOR plus 1.75% or the bank's prevailing prime rate plus 0.75%. As of December 31, 2001, no amounts were outstanding and the Company had no availability on this revolving line of credit.

          The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. Olympic had a balance outstanding under this line of credit at December 31, 2001 of $1,319,000.

          Term Loans: On August 28, 2001, the Company's wholly-owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data which secures the debt. The loan is for a term of three years, maturing on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on December 31, 2001 was $9,375,000.

          The financial covenants in the Senior Notes and the Revolving Line of Credit Agreements include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets.  As a result of the restatement of its financial statements, the Company was not in compliance with certain financial covenants in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 and the Revolving Line of Credit Agreement at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with certain financial covenants in these agreements at December 31, 2001.

          The Company has received an amendment from the Senior Note holders with respect to the relevant financial covenants in their agreements. The amendment waives noncompliance with the covenants in third and fourth quarters of 2001 and increases the ratio of debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed. Management has projected operations for fiscal 2002 and believes that the Company will be in compliance with the amended covenants during such period. In the event it would fail to meet these or other covenants, the Company may need to obtain additional waivers or amendments to the agreements from its lenders.

          The Company has no borrowings under the Revolving Line of Credit as of December 31, 2001. With the existing covenant violation, the Company may not borrow under the Revolving Line of Credit. The Company has begun discussions with the lenders on the Revolving Line of Credit to amend the covenant calculations to bring the Company back into compliance and to permit borrowing under the line of credit facility. Additionally, once the Company is in compliance, it has the ability to increase the amount of the facility to $150 million with the consent of its lenders.

          Aggregate maturities of the Company's debt over the next five years and thereafter are as follows: $13,819,000 in 2002; $2,500,000 in 2003, $36,875,000 in 2004, $12,500,000 in 2005, $32,500,000 in 2006 and $167,500,000 thereafter.

NOTE E--LEASE OBLIGATIONS

          Assets recorded under capital leases obligations of $2,641,000 and $239,000 at December 31, 2001 and 2000, respectively, are included in property and equipment.

          The Company leases office space under operating leases, some of which include renewal options. Rental expense for 2001, 2000 and 1999 was approximately $1,170,000, $1,148,000 and $1,112,000, respectively.

          Future minimum lease payments for the five years subsequent to December 31, 2001 and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2002	$1,390	$1,586
2003	1,366	1,288
2004	332	1,245
2005	-	1,242
2006	-	1,088

Total minimum lease payments	3,088	$6,449
Less amount representing interest	(432)

Present value of net minimum
lease payments	$2,656

NOTE F--CONTINGENCIES AND COMMITMENTS

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

          The Company guarantees borrowings up to $750,000 made by its chief executive officer under a line of credit. The Company is only obligated to make payment in the event of default by its chief executive officer. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its chief executive officer for any amounts paid by the Company pursuant to this guaranty. At December 31, 2001, $590,000 was outstanding on this line of credit. The maximum amount outstanding on this line of credit during 2001 was $690,000. The Company did not make any payments under this guaranty during 2001 or 2000.

          In October 2001, the Company guaranteed an institutional loan to its chief operating officer and general counsel. The original principal of $600,000 will be paid annually, based on amortization of 120 months, but is payable in full in October 2006. The Company also agreed to make payments of principal and interest on the loan during the officer's employment by the Company. As long as the officer remains in the employ of the Company, his obligation to repay shall be forgiven ratably over 120 months; however, under certain conditions of termination, he will be required to reimburse the Company a pro rata portion of amounts paid by the Company on the indebtedness. Such proration is based on length of employment. The Company has a contractual right of offset against any compensation due from the Company to the officer for any amounts paid by the Company on the indebtedness.

          The Company is involved from time to time in or threatened with litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

          The Company, as an owner of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2001, which would have a material impact on its financial position or results of operations.

NOTE G--FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

          The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risk associated with fluctuations in natural gas prices. The derivative financial instruments called for the Company to receive or make payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, the Company recognized net hedging losses of $1,692,000 and $308,000 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2001 and 2000, the Company did not have any open commodity price hedges.

          The Company may enter into foreign exchange contracts to hedge a portion of its foreign currency exchange risk related to its Canadian activities. As of December 31, 2000, the Company had forward exchange contracts totaling $4 million (Canadian dollars) at an exchange rate into U.S. dollars of .6925 maturing in equal amounts of $1 million (Canadian dollars) each month from January 2001 to April 2001. The estimated fair market value of open foreign exchange contracts as of December 31, 2000 was $100,000. As of December 31, 2001 and 1999, the Company did not have any open foreign exchange contracts.

NOTE H--COMMON STOCK

          In December 1997, the Company's Board of Directors approved the expenditure of up to $25 million to repurchase the Company's common stock. As of December 31, 2001, the Company has repurchased 1,110,100 shares of common stock at a cost of $12,529,000 under this plan.

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

          On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company's common stock at the then market price of $2.69 per share. Payment of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and interest due August 1, 2002. On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of 794,300 shares of the Company's common stock at the then market price of $10.31 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company recorded related compensation expense due to the below market interest rate on these loans of $65,000, $98,000 and $114,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company received $1,189,000, $1,950,000 and $1,736,000, respectively, as principal payments on these recourse notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE I--PREFERRED STOCK

          The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2001, no preferred stock had been issued.

NOTE J--STOCK OPTIONS AND WARRANTS

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

          The following summarizes information with regard to the stock option and warrant plans for the years ended December 31, 2001, 2000 and 1999 (shares in thousands):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,226	$13.43	6,853	$13.01	6,768	$12.99
Granted	2,437	13.75	1,694	13.89	878	12.98
Exercised	(504)	9.74	(1,021)	10.16	(481)	10.75
Cancelled	(316)	12.96	(300)	18.02	(312)	11.87

Outstanding at end of year	8,843	13.55	7,226	13.43	6,853	13.01

Options exercisable at end of year	5,919		5,817		5,626

Available for grant at end of year	1,274		1,395		1,636

          The following table summarizes information for the options and warrants outstanding at December 31, 2001 (shares in thousands):

			Options Outstanding			Options Exercisable

			Number of	Weighted	Weighted	Number of	Weighted
			Options	Average	Average	Options	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			at 12/31/01	Life in Years	Price	at 12/31/01	Price

$3.88	-	$11.38	2,101	9.15	$10.83	315	$9.97
$11.50	-	$13.50	1,363	4.54	12.31	1,128	12.15
$13.54	-	$13.73	3,184	3.04	13.73	3,079	13.73
$13.75	-	$17.56	1,898	5.32	16.28	1,163	16.06
$17.59	-	$22.13	297	4.50	19.12	234	19.08

$3.88	-	$22.13	8,843	5.26	13.55	5,919	13.90

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

		2001	2000	1999

			(Restated)

Net (loss) income	As reported	$(14,993)	$(2,509)	$9,380
	Pro forma	$(24,339)	$(11,791)	$5,331

Basic (loss) earnings per share	As reported	$(.60)	$(.10)	$.39
	Pro forma	$(.97)	$(.49)	$.22

Diluted (loss) earnings
per share	As reported	$(.60)	$(.10)	$.39
	Pro forma	$(.97)	$(.49)	$.22

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: (1) risk-free interest rates ranging from 2.77% to 5.35%, 5.02% to 6.06% and 5.56% to 6.73%, (2) dividend yield of 0%, 0% and 0%; (3) stock price volatility ranging from 234.55% to 399.84%, 248.45% to 401.22% and 47.84% to 482.90%, and (4) expected option lives ranging from 1.15 to 10 years, 2.78 to 10 years and .67 to 10 years. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $13.51, $13.78 and $12.57 per option, respectively, for options granted at fair market value and $7.13 per option for options granted above fair market value in 1999. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

NOTE K--NON-EMPLOYEE DIRECTORS' PLANS

          The Company has a Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any director fees in a deferred cash account or as deferred shares. As of December 31, 2001, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 16,391 deferred shares in their accounts of which 1,312 shares have been distributed and 15,079 will be distributed in future years.

          In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan which provides that each non-employee director with 10 or more years of continuous service is eligible to receive a retirement benefit based on a formula defined in the plan. A portion of the retirement benefit fluctuates based on the fair market value of the Company's stock. As a result in 2001 the Company recorded a reduction of $32,000 in the retirement benefit related to this plan. A portion of the retirement benefit fluctuates based on the fair market value of the Company's stock. As a result, in 2001 the Company recorded a reduction of $32,000 in the retirement benefit related to this plan. The Company expensed $82,000 and $18,000 related to this plan in 2000 and 1999, respectively.

NOTE L-RESTRUCTURING

          On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, former Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, current Chairman of the Board, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned. For the years ended December 31, 2001 and 2000, $1,850,000 and $1,425,000, respectively, was included in selling, general and administrative expense related to these payments.

NOTE M--INVESTMENT IN EAGLE GEOPHYSICAL, INC.

          On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of 1,520,000 shares of the common stock of Eagle Geophysical, Inc. ("Eagle") owned by the Company. The dividend was declared at the rate of approximately 0.064 shares of Eagle common stock for each share of Seitel, Inc. common stock owned as of the close of business on the record date of May 18, 1999. The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company's balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the year ended December 31, 1999.

NOTE N--RELATED PARTY TRANSACTIONS

          The Company owed Helm Capital Group, Inc. and its subsidiaries ("Helm"), a company that has an executive officer who is a former director of the Company, $49,000 and $16,000 as of December 31, 2001 and 2000, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $175,000, $117,000 and $115,000, for these general and administrative expenses during 2001, 2000 and 1999, respectively. Management believes that these expenses, which were specifically related to the Company's business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

          During 2001, the chief executive officer received advances against bonus and commission payments that were contingent upon achieving $10 million in pre-tax profits during 2001. The chief financial officer received advances against customary and anticipated bonus payments. The pre-tax profits threshold was not met in 2001. The Company determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes. The chief executive officer and the chief financial officer will deliver promissory notes to the Company in a principal amount equal to $2,572,730 and $621,293, respectively. These amounts are included in notes and other receivables. The promissory notes will be repaid over five years; however, the balance owed under the promissory notes will be reduced by 20% in any year in which the pre-tax profits threshold of $10 million is met.

          The Company guarantees borrowings up to $750,000 made by its chief executive officer under a line of credit. The Company is only obligated to make payment in the event of default by its chief executive officer. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its chief executive officer for any amounts paid by the Company pursuant to this guaranty. At December 31, 2001, $590,000 was outstanding on this line of credit. The Company did not make any payments under this guaranty during 2001 or 2000.

          In October 2001, the Company guaranteed an institutional loan to its chief operating officer and general counsel. The original principal of $600,000 will be paid annually, based on amortization of 120 months, but is payable in full in October 2006. The Company also agreed to make payments of principal and interest on the loan during the officer's employment by the Company. As long as the officer remains in the employ of the Company, his obligation to repay shall be forgiven ratably over 120 months; however, under certain conditions of termination, he will be required to reimburse the Company a pro rata portion of amounts paid by the Company on the indebtedness. Such proration is based on length of employment. The Company has a contractual right of offset against any compensation due from the Company to the officer for any amounts paid by the Company on the indebtedness.

NOTE O--MAJOR CUSTOMERS

          No single customer accounted for 10% or more of revenue during the years 2001, 2000 and 1999.

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

NOTE P--STATEMENT OF CASH FLOW INFORMATION

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

          Income taxes paid during 2001, 2000 and 1999 were $13,404,000, $6,716,000 and $1,754,000, respectively. Interest paid, net of amounts capitalized, during 2001, 2000 and 1999 was $11,975,000, $13,003,000 and $8,926,000, respectively.

          Significant non-cash investing and financing activities are as follows:

1.

During 2001, 2000 and 1999, the Company had non-cash additions to its seismic data library totaling $60,389,000, $15,716,000 and $8,989,000, respectively. Of these amounts, $57,045,000, $12,435,000 and $8,989,000 resulted from non-exclusive licensing of data in exchange for ownership of data during 2001, 2000 and 1999, respectively. The balance of $3,344,000 and $3,281,000 for 2001 and 2000, respectively, resulted from non-cash additions related to certain data creation costs, which were offset against amounts due from the customer for data license fees. This remaining balance is also included in non-cash sales in the Consolidated Statements of Cash Flows.

2.	During 2001 and 2000, capital lease obligations totaling $2,501,000 and $283,000, respectively, were incurred when the Company entered into leases for property and equipment.

3.	During 1999, the Company declared to its common stockholders a dividend consisting of 1,520,000 shares of common stock of Eagle owned by the Company with a fair market value of $6,365,000.

NOTE Q--INDUSTRY SEGMENTS

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

          Financial information by reportable segment for the three years ended December 31, 2001, was as follows (in thousands):

		Exploration
		and	Total
	Seismic	Production	Segments

2001
Revenue from external purchasers	$115,238	$21,091	$136,329
Depreciation, depletion and amortization	48,216	10,640	58,856
Impairment of oil and gas properties	-	40,433	40,433
Cost of sales	1,196	4,269	5,465
Segment operating income	65,826	(34,251)	31,575
Assets	556,971	93,932	650,903
Capital expenditures (a)	145,421	17,786	163,207

2000 (Restated)
Revenue from external purchasers	$113,887	$24,435	$138,322
Depreciation, depletion and amortization	51,347	10,376	61,723
Cost of sales	738	4,832	5,570
Segment operating income	61,802	9,227	71,029
Assets	444,453	149,113	593,566
Capital expenditures (a)	70,072	14,955	85,027

1999
Revenue from external purchasers	$109,671	$19,036	$128,707
Depreciation, depletion and amortization	49,375	9,093	58,468
Cost of sales	296	4,720	5,016
Segment operating income	60,000	5,223	65,223
Assets	391,849	157,925	549,774
Capital expenditures (a)	116,525	22,318	138,843

(a)	Includes other ancillary equipment.

          The following geographic information for the three years ended December 31, 2001 pertains to the Company's seismic segment (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total

2001
Revenue from external customers	$91,250	$23,988	$-	$115,238
Assets	479,868	75,746	1,357	556,971

2000 (Restated)
Revenue from external customers	$86,942	$26,900	$45	$113,887
Assets	386,167	56,857	1,429	444,453

1999
Revenue from external customers	$83,532	$26,139	$-	$109,671
Assets	347,672	42,654	1,523	391,849

          All exploration and production activities are conducted in the United States.

          The following table reconciles segment information to consolidated totals: (in thousands)

	December 31,

	2001	2000	1999

		(Restated)
Depreciation, depletion and amortization:
Total reportable segment depreciation,
depletion and amortization	$58,856	$61,723	$58,468
Corporate and other	1,857	1,174	1,156

Total consolidated depreciation,
depletion and amortization	$60,713	$62,897	$59,624

Income before income taxes:
Total reportable segment operating
income	$31,575	$71,029	$65,223
Selling general and
administrative expense	(38,093)	(33,131)	(28,587)
Expenses related to delayed
DDD Energy, Inc. offering	-	(958)	-
Restructuring charge	-	(4,394)	-
Interest expense, net	(13,102)	(12,106)	(11,077)
Dividend income	-	22	-
Equity in earnings (loss) of affiliate	-	-	(91)
Impairment due to dividend
distribution of affiliate stock	-	-	(7,794)
Eliminations and other	(1,857)	(1,174)	(1,156)

(Loss) income before income taxes	$(21,477)	$19,288	$16,518

Assets:
Total reportable segment assets	$650,903	$593,566	$549,774
Corporate and other	10,566	5,565	6,145

Total consolidated assets	$661,469	$599,131	$555,919

NOTE R--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

	Quarter Ended

(In thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2001 (first three quarters restated) (1)
Revenue	$38,324	$30,451	$29,306	$38,248
Gross profit (loss)(2)	20,491	7,429	(6,970)	8,768
Provision (benefit) for income taxes	2,653	(1,660)	(6,715)	(762)
Net income (loss)	4,031	(3,218)	(12,410)	(3,396)
Earnings (loss) per share: (3)