Form 10-K/A
period 2001-12-31
SEITEL INC
filed 2002-04-03
CIK 750813

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

EXPLANATORY NOTE:

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 is being filed because, solely due to a transmission error, five pages that contained notes to the financial statements were not filed with the Annual Report on Form 10-K filed on April 2, 2002.  This Amendment No. 1 contains all of the financial statements, including the five pages that were not filed on April, 1, 2002; the remainder of the Form 10-K, including the financial statements filed herewith, filed on April 1, 2002 remains unchanged.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A, Amendment #1 to be signed on its behalf by the undersigned, thereunto duly authorized.
Seitel, Inc.

By:	/s/ Paul A. Frame

Paul A. Frame
Chairman of the Board of Directors
and President

Date:	April 3, 2002

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

          During 2001, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreements are for terms of approximately two years. Monthly principal and interest payments total $102,000. The balance outstanding under these capital leases was $2,111,000 on March 28, 2002.

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

		SEITEL, INC.

		By:	/s/	Paul A. Frame

				Paul A. Frame
				Chairman of the Board of Directors
				and President

		Date:		March	29,	2002

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature		Title				Date

/s/	Paul A. Frame	Chairman of the Board of Directors, President,				March	29,	2002
		Chief Executive Officer and Director
	Paul A. Frame

/s/	Kevin S. Fiur	Executive Vice President, Chief Operating Officer,				March	29,	2002
		General Counsel and Director
	Kevin S. Fiur

/s/	Debra D. Valice	Executive Vice President, Chief Financial Officer,				March	29,	2002
		Secretary, Treasurer and Director
	Debra D. Valice

/s/	Walter M. Craig, Jr.	Director				March	29,	2002

	Walter M. Craig, Jr.

/s/	William Lerner	Director				March	29,	2002

	William Lerner

/s/	John Stieglitz	Director				March	29,	2002

	John Stieglitz

/s/	Fred S. Zeidman	Director				March	29,	2002

	Fred S. Zeidman

/s/	Marcia H. Kendrick	Chief Accounting Officer				March	29,	2002

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

          Financial information by reportable segment for the three years ended December 31, 2001, was as follows (in thousands):

		Exploration
		and	Total
	Seismic	Production	Segments

2001
Revenue from external purchasers	$115,238	$21,091	$136,329
Depreciation, depletion and amortization	48,216	10,640	58,856
Impairment of oil and gas properties	-	40,433	40,433
Cost of sales	1,196	4,269	5,465
Segment operating income	65,826	(34,251)	31,575
Assets	556,971	93,932	650,903
Capital expenditures (a)	145,421	17,786	163,207

2000 (Restated)
Revenue from external purchasers	$113,887	$24,435	$138,322
Depreciation, depletion and amortization	51,347	10,376	61,723
Cost of sales	738	4,832	5,570
Segment operating income	61,802	9,227	71,029
Assets	444,453	149,113	593,566
Capital expenditures (a)	70,072	14,955	85,027

1999
Revenue from external purchasers	$109,671	$19,036	$128,707
Depreciation, depletion and amortization	49,375	9,093	58,468
Cost of sales	296	4,720	5,016
Segment operating income	60,000	5,223	65,223
Assets	391,849	157,925	549,774
Capital expenditures (a)	116,525	22,318	138,843

(a)	Includes other ancillary equipment.

          The following geographic information for the three years ended December 31, 2001 pertains to the Company's seismic segment (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total

2001
Revenue from external customers	$91,250	$23,988	$-	$115,238
Assets	479,868	75,746	1,357	556,971

2000 (Restated)
Revenue from external customers	$86,942	$26,900	$45	$113,887
Assets	386,167	56,857	1,429	444,453

1999
Revenue from external customers	$83,532	$26,139	$-	$109,671
Assets	347,672	42,654	1,523	391,849

          All exploration and production activities are conducted in the United States.

          The following table reconciles segment information to consolidated totals: (in thousands)

	December 31,

	2001	2000	1999

		(Restated)
Depreciation, depletion and amortization:
Total reportable segment depreciation,
depletion and amortization	$58,856	$61,723	$58,468
Corporate and other	1,857	1,174	1,156

Total consolidated depreciation,
depletion and amortization	$60,713	$62,897	$59,624

Income before income taxes:
Total reportable segment operating
income	$31,575	$71,029	$65,223
Selling general and
administrative expense	(38,093)	(33,131)	(28,587)
Expenses related to delayed
DDD Energy, Inc. offering	-	(958)	-
Restructuring charge	-	(4,394)	-
Interest expense, net	(13,102)	(12,106)	(11,077)
Dividend income	-	22	-
Equity in earnings (loss) of affiliate	-	-	(91)
Impairment due to dividend
distribution of affiliate stock	-	-	(7,794)
Eliminations and other	(1,857)	(1,174)	(1,156)

(Loss) income before income taxes	$(21,477)	$19,288	$16,518

Assets:
Total reportable segment assets	$650,903	$593,566	$549,774
Corporate and other	10,566	5,565	6,145

Total consolidated assets	$661,469	$599,131	$555,919

NOTE R--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

	Quarter Ended

(In thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2001 (first three quarters restated) (1)
Revenue	$38,324	$30,451	$29,306	$38,248
Gross profit (loss)(2)	20,491	7,429	(6,970)	8,768
Provision (benefit) for income taxes	2,653	(1,660)	(6,715)	(762)
Net income (loss)	4,031	(3,218)	(12,410)	(3,396)
Earnings (loss) per share: (3)
Basic	.16	(.13)	(.50)	(.14)
Diluted	.15	(.13)	(.50)	(.14)

2000 (restated) (1)
Revenue	$28,040	$33,177	$37,247	$39,858
Gross profit(2)	13,630	15,931	18,951	21,343
Provision for income taxes	1,303	2,099	2,524	1,652
Cumulative effect of accounting change	(14,219)	-	-	-
Net (loss) income	(11,664)	(1,425)	4,607	5,973
Earnings (loss) per share: (3)
Basic	(.49)	(.06)	.19	.25
Diluted	(.49)	(.06)	.19	.24

(1)	The amounts for the first three quarters of 2001 and the four quarters of 2000 have been restated consistent with the disclosure in Note B.

(2)	Gross profit represents revenue less data bank amortization, depletion of oil and gas properties, impairment of oil and gas properties and cost of sales.

(3)

The sum of the individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

Non-Monetary Transactions

          Effective September 30, 2001, and prior to the change in accounting policy for revenue recognition discussed in Note B, the Company changed its presentation with respect to certain exchange transactions. In these transactions, the Company sold the customer a non-exclusive license to data from its library and in turn purchased seismic data from the customer. The Company and the customer each issued cash payments for the transaction amount. Prior to September 30, 2001, the sale of the license was recorded as cash revenue and the purchase of data was recorded as cash invested in seismic data. As of September 30, 2001, the presentation of these transactions was changed from a cash transaction to a non-monetary transaction because the data license and the data purchase were with the same customer. As a result of this change in presentation, the $39.4 million in non-monetary transactions reported for the nine months ended September 30, 2001 in the statement of cash flows included $11.1 million related to transactions which occurred in the first and second quarters of 2001 in which the Company and its customer each issued cash payments. The following table summarizes the non-monetary transactions as reported and as revised (in thousands):

	Prior to Restatement

		Amounts
		Related to	As Revised
		Change in	for Change in
Quarter Ended	As Reported	Presentation	Presentation

March 31, 2001	$7,824	$4,741	$12,565
June 30, 2001	1,672	6,407	8,079
September 30, 2001	29,917	(11,148)	18,769

	$39,413	$-	$39,413

          Following the restatement for the nine months ended September 30, 2001 and under the Company's newly adopted revenue recognition policy, revenue under certain data licensing contracts is deferred until selection of the data is made. The result of the deferral is to reduce the amount of revenue currently recognized. Had the new revenue recognition policy been adopted at the time of issuance of the Company's quarterly financial statements, the quarterly revenue totals reported for non-monetary transactions would have been as follows (in thousands):

Quarter Ended	As Restated

March 31, 2001	$4,363
June 30, 2001	3,330
September 30, 2001	4,715
December 31, 2001	5,811

Total	$18,219

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

	Oil	Gas
	(Mbbl)	(MMcf)

Proved reserves at December 31, 1998	7,338	74,059
Revisions of previous estimates	(1,494)	(6,978)
Purchases of reserves in place	118	6,600
Sales of reserves in place	(1,307)	(11,336)
Extensions and discoveries	152	5,405
Production	(346)	(5,693)

Proved reserves at December 31, 1999	4,461	62,057
Revisions of previous estimates	(795)	(20,999)
Purchases of reserves in place	133	697
Sales of reserves in place	(57)	(2,059)
Extensions and discoveries	339	6,285
Production	(303)	(4,390)

Proved reserves at December 31, 2000	3,778	41,591
Revisions of previous estimates	(427)	(1,543)
Sales of reserves in place	(324)	(1,268)
Extensions and discoveries	160	1,706
Production	(278)	(3,157)

Proved reserves at December 31, 2001	2,909	37,329

Proved developed reserves -
December 31, 1998	5,265	37,844

December 31, 1999	2,355	19,608

December 31, 2000	2,149	12,376

December 31, 2001	1,450	11,440

          The proved reserves disclosed above exclude proved sulfur reserves of 80,000 long tons, 164,000 long tons and 260,000 long tons at December 31, 2001, 2000 and 1999, respectively. The proved reserves are subject to a net profits interest equivalent to 1,007 MMcf of natural gas and 33 MBbl of crude oil at December 31, 2001.

          Capitalized Costs of Oil and Gas Properties: As of December 31, 2001 and 2000, the Company's capitalized costs of oil and gas properties were as follows (in thousands):

	December 31,

	2001	2000

Unproved properties	$23,242	$45,908
Proved properties	182,268	160,818

Total capitalized costs	205,510	206,726
Less: Accumulated depreciation,
depletion and amortization	(116,140)	(65,068)

Net capitalized costs	$89,370	$141,658

          Of the total costs excluded from the amortization calculation as of December 31, 2001, $9,043,000 was incurred during 2001, $2,452,000 was incurred during 2000, $7,177,000 was incurred during 1999, $4,307,000 was incurred during 1998, and $263,000 was incurred during 1997. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated in the next three to five years.

          Costs Incurred in Oil and Gas Activities: The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Acquisition of properties:
Evaluated	$-	$-	$-
Unevaluated	9,858	6,951	8,303
Exploration costs	4,211	2,641	12,789
Development costs	3,531	5,175	847

Total costs incurred	$17,600	$14,767	$21,939

          Results of Operations for Oil and Gas Producing Activities: The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Revenue	$21,011	$24,226	$18,637
Production costs	(4,260)	(4,821)	(4,706)
Depreciation, depletion and amortization	(10,640)	(10,376)	(9,093)
Impairment of oil and gas properties	(40,433)	-	-

(Loss) income before income taxes	(34,322)	9,029	4,838
Income tax benefit (expense)	(12,013)	(3,160)	(1,693)

Results of operations	$(22,309)	$5,869	$3,145

          In addition to the revenue and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $80,000 and $9,000, respectively, for the year ended December 31, 2001, $209,000 and $11,000, respectively, for the year ended December 31, 2000, and $399,000 and $14,000, respectively, for the year ended December 31, 1999.

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

          Although the information presented is based on the Company's best estimates of the required data, the methods and assumptions used in preparing the data were those prescribed by the Financial Accounting Standards Board. Although not market sensitive, they were specified in order to achieve uniformity in assumptions and to provide for the use of reasonably objective data. It is important to note here that this information is neither fair market value nor the present value of future cash flows and it does not reflect changes in oil and gas prices experienced since the respective year-end. It is primarily a tool designed by the FASB to allow for a reasonable comparison of oil and gas reserves and changes therein through the use of a standardized method. Accordingly, the Company cautions that this data should not be used for other than its intended purpose.

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

	December 31,

	2001	2000	1999

	(in thousands)
Cash inflows	$152,452	$503,950	$247,158
Production costs	(26,404)	(56,470)	(56,308)
Development costs	(37,038)	(40,815)	(37,099)
Income taxes	(15,624)	(115,108)	(36,554)

Future net cash flows	73,386	291,557	117,197

10 percent annual discount	(34,266)	(125,181)	(45,133)

Standardized measure of discounted future net cash flows (1) (2)	$39,120	$166,376	$72,064

(1)

Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $47,269,000, $232,693,000 and $94,796,000 as of December 31, 2001, 2000 and 1999, respectively.

(2)

The above table excludes future net cash flows before income taxes of $0, $3,660,000 and $5,029,000, and discounted future net cash flows before income taxes of $0, $1,955,000 and $2,854,000, as of December 31, 2001, 2000 and 1999, respectively, related to proved sulfur reserves.

          The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Standardized measure, beginning of year	$166,376	$72,064	$81,543
Extensions and discoveries, net of related costs	5,573	45,001	13,001
Sales of oil and gas produced, net of production costs	(16,751)	(19,405)	(13,931)
Net changes in prices and production costs	(163,972)	231,194	26,992
Change in future development costs	1,366	(214)	(9,608)
Development costs incurred during the period that reduced
future development costs	1,618	3,087	227
Revision of previous quantity estimates	(5,374)	(108,365)	(19,232)
Purchases of reserves in place	-	1,222	6,222
Sales of reserves in place	(10,429)	(7,855)	(23,402)
Accretion of discount	23,269	9,480	10,765
Net change in income taxes	58,169	(43,586)	3,375
Change in production rates and other	(20,725)	(16,247)	(3,888)

Standardized measure, end of year	$39,120	$166,376	$72,064

	EXHIBIT INDEX

Exhibit	Title	Page
		Number

10.58	Fourth Amendment, dated October 15, 2001, to the Separate Note Purchase	69
	Agreements, dated as of December 28, 1995, among Seitel, Inc. and the
	Noteholders

10.59	Fifth Amendment, dated March 27, 2002, to the Separate Note Purchase	74
	Agreements, dated as of December 28, 1995, among Seitel, Inc. and the
	Noteholders

10.66	Third Amendment, dated October 15, 2001, to the Separate Note Purchase	80
	Agreements, dated as of February 12, 1999, among Seitel, Inc. and the
	Noteholders

10.67	Fourth Amendment, dated March 27, 2002, to the Separate Note Purchase	85
	Agreements, dated as of February 12, 1999, among Seitel, Inc. and the
	Noteholders

10.69	Executive Retention Agreement with Kevin S. Fiur dated October 12, 2001	91

21.1	Subsidiaries of the Registrant	96

23.1	Consent of Ernst & Young LLP	99

23.2	Consent of Arthur Andersen LLP	101

23.3	Consent of Garb Grubbs Harris & Associates, Inc.	103