Form 10-K/A
period 2001-12-31
SEITEL INC
filed 2002-04-30
CIK 750813

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

          The executive officers and directors of the Company and their ages (as of April 15, 2002) and positions with the Company are as follows:

Name	Age	Position(s) with the Company	Director Since

Paul A. Frame	55	Chairman of the Board of Directors,	1986
		Chief Executive Officer,
		President and Director
Kevin S. Fiur	35	Chief Operating Officer,	2002
		Executive Vice President and Director
Debra D. Valice	45	Chief Financial Officer,	1995
		Executive Vice President, Treasurer,
		Corporate Secretary and Director
Walter M. Craig, Jr.	48	Director and Assistant Secretary	1987
William Lerner	68	Director	1985
John E. Stieglitz	71	Director	1989
Fred S. Zeidman	55	Director	1997
Russell J. Hoffman	42	Vice President - Corporate Communications	-

          Paul A. Frame was named Chairman of the Board of Directors effective February 27, 2002. He has been Chief Executive Officer of the Company since July 1992 and President since January 1987. He was Executive Vice President of the Company from January 1985 until his appointment as President. From December 1996 to March 1999, Mr. Frame was a Director of Eagle Geophysical, Inc. ("Eagle"), a former subsidiary of the Company engaged in providing seismic data acquisition services to the oil and gas industry, and from August 1997 to March 1999, he was Chairman of the Executive Committee of Eagle's board of directors. Eagle filed bankruptcy under Chapter 11 of the Federal Bankruptcy Code in September 1999.

          Kevin S. Fiur has been Executive Vice President and Chief Operating Officer of the Company since April 2001. He was elected as a Director of the Company in February 2002. Mr. Fiur was hired by the Company in November 1999 as its Senior Vice President and General Counsel. He served as Senior Vice President until his appointment as Executive Vice President in April 2001 and was General Counsel until April 2002 when he completed his service in this capacity. From March 1995 to November 1999, Mr. Fiur was an associate with several law firms located in Texas and California. Mr. Fiur's practice focused primarily on civil litigation and intellectual property law, including copyright infringement, theft of trade secrets, and licensing disputes. Prior to employment by the Company, Mr. Fiur was employed by Clark, Depew & Siess, L.L.P., a Houston based law firm. From September 1992 to March 1995, Mr. Fiur was a Civil Litigation Associate with Baker Botts L.L.P. in Houston, Texas, where he represented a number of Fortune 500 companies, including several multi-national oil companies. Mr. Fiur has been a member of the State Bar of Texas since 1991 and a member of the State Bar of California since 1996. Mr. Fiur also serves on the Advisory Board of the Houston Technology Center.

          Debra D. Valice, CPA, is the Company's Chief Financial Officer, Executive Vice President, Treasurer and Corporate Secretary. Ms. Valice has been the Company's Chief Financial Officer since February 1987, and was the Company's Chief Accounting Officer from March 1986 until February 1987.

          Walter M. Craig, Jr. is a member of the Company's Compensation and Stock Option Committee. Mr. Craig became Assistant Secretary of the Company in June 2000. Mr. Craig has been President and Chief Executive Officer of EquiFin, Inc. ("EquiFin") (formerly known as Intersystems, Inc.) since August 2000. He has been a director of EquiFin since April 1993 and in April 2001, he was named Chairman of the Board of Directors of EquiFin. EquiFin provides structured capital to small, mid-size business enterprises. Prior to his employment at EquiFin, Mr. Craig was, for eight years, President and a director of PLB Management Corp, the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a private limited partnership which made collateralized loans to companies. He previously served as Executive Vice President and Chief Operating Officer of Helm Capital Group, Inc. ("Helm"), a publicly held company, from 1993 until November 1999.

          William Lerner is Chairman of the Company's Audit Committee, Chairman of the Company's Compensation and Stock Option Committee and a member of the Special Litigation Committee. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York since 1960 and Pennsylvania since 1991. His career includes service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Rent-Way, Inc., a New York Stock Exchange listed company that is the second largest in the rental-purchase industry; Micros-to-Mainframes, Inc., a NASDAQ listed company that provides comprehensive high-technology computer and communication services primarily in the New York Tri-State area; and The Cortland Trust, Inc., a money market mutual fund that is marketed primarily through brokerage firms and regional commercial banks.

          John E. Stieglitz is a member of the Company's Audit Committee and the Special Litigation Committee. He is Chairman Emeritus of Conspectus, Inc., a privately held company formed in 1976 to provide services in the area of executive recruitment. He served as President of Conspectus, Inc. from 1976 to 1996. Mr. Stieglitz is also a director of Helm and EquiFin.

          Fred S. Zeidman is Chairman of the Company's Special Litigation Committee and a member of the Company's Audit Committee and Compensation and Stock Option Committee. Mr. Zeidman was a Director of InterSystems from July 1993 through October 2000. He served as President and Chief Executive Officer of InterSystems from July 1993 until December 1999. He also served as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins, from July 1993 until its sale in July 1997. Mr. Zeidman served as Chairman of Unibar Energy Services Corporation, one of the largest independent drilling fluids companies in the United States, from 1985 to 1991. From April 1992 to July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditioning and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financing. Mr. Zeidman also serves as a Director of First Prosperity Bank. Mr. Zeidman currently serves as Chairman of the United States Holocaust Memorial Counsel in Washington, D.C.

          Russell J. Hoffman has been Vice President-Corporate Communications for the Company since April 1998. Mr. Hoffman was the Senior Oil Services/Contract Drilling Analyst and a Managing Director at Bear, Stearns and Co., Inc., a member firm of the New York Stock Exchange, from November 1993 to April 1998. Mr. Hoffman is a member of the Petroleum Investor Relations Association.

Item 11. Executive Compensation

          The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "Named Executive Officers") for the years indicated.

SUMMARY COMPENSATION TABLE

		Annual Compensation

						All Other Compensation
					Long-Term
					Compensation				Restructure of
				Other	Awards				Employment Contracts
				Annual	Stock	Other		Tax
				Compensation	Options/	Compensation		Reimbursement	Stock	Cash Pay-
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	($)(2)	SARs (#)	($)		($)(4)	Issued (5)	ments (6)

Paul A. Frame	2001	$444,878	--	--	150,000	$209,572	(3)	$173,181	--	$192,308
Chairman of the Board	2000	$444,878	$1,248,971	$1,492,709	140,000	$76,114		$523,916	$658,750	$547,020
of Directors, Chief	1999	$444,878	$783,452	$1,128,581	197,538	$83,213		$463,164	--	--
Executive Officer and
President

Kevin S. Fiur	2001	$350,000	$1,246,961	--	200,000	$9,835	(3)	--	--	--
Chief Operating Officer	2000	$250,000	--	$978,784	20,000	$2,808		--	--	--
and Executive Vice	1999	$25,000	$30,000	$52,879	90,000	--		--	--	--
President

Debra D. Valice	2001	$325,000	--	$16,228	50,000	$153,194	(3)	$43,559	--	--
Chief Financial Officer,	2000	$266,667	$832,648	$36,784	30,000	$52,798		$131,778	--	--
Executive Vice President,	1999	$214,583	$391,726	$467,500	--	$56,619		$116,497	--	--
Treasurer and
Corporate Secretary

Russell J. Hoffman	2001	$350,000	$250,000	--	35,000	$7,210	(3)	--	--	--
Vice President-Corporate	2000	$350,000	$500,000	--	45,000	$183		--	--	--
Communications	1999	$200,000	$350,000	--	--	--		--	--	--

Herbert M. Pearlman (7)	2001	$428,437	--	$60,659	233,826	$205,536	(3)	$63,361	--	$288,462
Former Chairman of the	2000	$428,437	$1,157,133	$70,883	153,300	$76,013		$340,225	$988,125	$820,529
Board of Directors	1999	$428,437	$679,315	$71,801	--	$83,340		$300,774	--	--

(1)

Includes contractual bonuses based on the Company's pre-tax profits. During 2001, Mr. Frame received advances against bonus and commission payments that were contingent upon achieving $10 million in pre-tax profits during 2001. Ms. Valice received advances against customary and anticipated bonus payments. The pre-tax profits threshold was not met in 2001. The Company determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes.

Also includes discretionary bonuses for Messrs. Fiur and Hoffman of $1,246,961 and $250,000, respectively, in 2001.

(2)	Amount in 2001 for Mr. Pearlman includes other compensation of $60,659 of which $47,970 relates to life insurance premiums. Amount in 2001 for Ms. Valice includes commissions paid on property sales.

(3)

Includes amounts paid pursuant to a program (the "Incentive Compensation Program") whereby between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs is distributed to certain officers and key employees, and amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Includes contributions by the Company pursuant to its Incentive Compensation Program of $206,947 for Mr. Frame, $202,911 for Mr. Pearlman, $150,569 for Ms. Valice, and $7,210 for Messrs. Fiur and Hoffman. Also includes 401(k) Plan matching contributions made by the Company of $2,625 for Messrs. Frame, Pearlman and Fiur and Ms. Valice.

(4)

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

(5)	Represents the value of stock issued in connection with the restructuring of management incentive bonus compensation contracts in 2000.

(6)	Represents cash payments made in connection with the restructuring of management incentive bonus compensation contracts in 2000.

(7)	Mr. Pearlman was replaced by Mr. Frame as Chairman of the Board on February 27, 2002.

          The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 2001, to each of the Named Executive Officers.

OPTION/SAR GRANTS IN 2001

	Individual Grants

			Percent			Potential Realizable Value
	Number of		of Total			at Assumed Annual Rates of
	Securities		Options/SARs			Stock Price Appreciation
	Underlying		Granted to	Exercise		for Option Term (3)
	Options/SARs		Employees	or Base	Expiration
Name	Granted (#)		in 2000	Price ($/Sh)	Date	0 Percent ($)	5 Percent ($)	10 Percent ($)

Paul A. Frame	150,000	(1)	5.56	$11.00	08/31/11	$0	$1,037,676	$2,629,675

Kevin S. Fiur	200,000	(1)	7.41	$11.00	08/31/11	$0	$1,383,568	$3,506,233

Debra D. Valice	50,000	(1)	1.85	$11.00	08/31/11	$0	$345,892	$876,558

Russell J. Hoffman	35,000	(1)	1.30	$11.00	08/31/11	$0	$242,124	$613,591

Herbert M. Pearlman	500	(2)	0.02	$18.60	02/26/06	$(65)	$2,486	$5,573
	11,567	(2)	0.43	$18.75	02/26/06	$(3,239)	$55,787	$127,192
	5,333	(2)	0.20	$18.75	02/26/06	$(1,493)	$25,721	$58,642
	10,000	(2)	0.37	$18.62	02/27/06	$3,500	$55,911	$119,314
	15,000	(2)	0.56	$18.75	02/27/06	$3,300	$81,916	$177,021
	15,000	(2)	0.56	$18.81	02/27/06	$2,400	$81,016	$176,121
	10,000	(2)	0.37	$18.87	02/27/06	$1,000	$53,411	$116,814
	10,000	(2)	0.37	$19.00	02/27/06	$(300)	$52,111	$115,514
	1,626	(2)	0.06	$19.33	02/27/06	$(585)	$7,937	$18,246
	10,000	(2)	0.37	$19.35	02/27/06	$(3,800)	$48,611	$112,014
	9,500	(2)	0.35	$19.15	02/28/06	$(4,275)	$44,806	$104,182
	7,200	(2)	0.27	$18.80	03/01/06	$0	$37,397	$82,639
	15,000	(2)	0.56	$18.88	03/02/06	$11,100	$92,410	$190,773
	13,100	(2)	0.49	$18.90	03/02/06	$9,432	$80,442	$166,347
	100,000	(1)	3.70	$11.00	08/31/11	$0	$691,784	$1,753,117

(1)

The options granted in 2001 are exercisable beginning 12 months after the grant date, with 33% of the options becoming exercisable at that time and with an additional 33% of the options becoming exercisable on each anniversary date, with full vesting occurring on the third anniversary date. The options were granted for a term of 10 years, subject to certain events related to termination of employment.

(2)

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

(3)

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

          The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 2001, and unexercised options held at December 31, 2001, and the value thereof, by each of the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN 2001
AND 12/31/01 OPTION/SAR VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the
	Shares		Options/SARs		Money Options/SARs at
	Acquired		at 12/31/01 (#)		12/31/01 ($)
	on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul A. Frame	0	$0	1,462,465	243,333	$357,435	$597,666
Kevin S. Fiur	0	$0	66,667	243,333	$350,834	$717,666
Debra D. Valice	42,460	$313,133	240,745	95,000	$164,376	$174,500
Russell J. Hoffman	0	$0	281,667	48,333	$172,334	$120,666
Herbert M. Pearlman	133,826	$937,547	788,916	81,666	$152,198	$202,332

Employment Arrangements

Agreements with Messrs. Pearlman and Frame

          On November 20, 1997, the stockholders approved the 1998 Executive Compensation Plan. In accordance with the 1998 Executive Compensation Plan, the Company entered into employment agreements with Herbert M. Pearlman, former Chairman of the Board, and Paul A. Frame, current Chairman of the Board, President and Chief Executive Officer.

          During fiscal 2000, the agreements with Messrs. Pearlman and Frame were amended to reduce the contractual bonus payments and make other changes. In exchange for the amendments, the Company issued 150,000 shares of the Company's common stock to Mr. Pearlman and 100,000 shares to Mr. Frame, and agreed, subject to continued employment, to pay Mr. Pearlman four net annual payments of $187,500 and to pay Mr. Frame four net annual payments of $125,000 in January 2001, 2002, 2003, and 2004. The Company agreed to pay withholding taxes at the rate of 35% on these stock issuances based on values of $988,125 and $658,750 for Messrs. Pearlman and Frame, respectively, and on these cash payments.

          The employment agreements, as amended during fiscal 2000, provide that Messrs. Pearlman and Frame will receive a base salary of $428,437 and $444,878, respectively, and annual bonus payments based on annual Pre-Tax Profits (the "PTP") of the Company and its majority-owned subsidiaries ("Subsidiaries"). In order for these bonuses to be payable, the PTP must exceed a minimum threshold (the "PTP Threshold") for the applicable year. The PTP Threshold is $10 million for fiscal 2001 and 2002, $12 million for fiscal 2003 through fiscal 2007, and $14 million for fiscal 2008 and thereafter. Once the PTP Threshold is reached, Messrs. Pearlman and Frame are entitled to receive a bonus based on annual PTP of the Company and its Subsidiaries in the following amounts:

	Percentage	Percentage
	Up to $50 Million	Above $50 Million
	PTP	PTP

Herbert M. Pearlman *	3.5%	3.7100%
Paul A. Frame	3.0%	3.1875%

*	The annual bonus payment to Mr. Pearlman is reduced by $300,000.

          Mr. Frame's agreement further provides for him to receive an annual bonus equal to 1% of the annual sales of the Company in excess of $30 million, provided that the PTP exceeds the PTP Threshold.

          Each agreement will expire on December 31, 2004. Upon expiration, the Company will pay the employee for two additional years' compensation including his then current base salary plus the average of all bonuses paid to the employee for the prior three years. The severance payments are contingent upon the employee remaining available to perform consulting services for the benefit of the Company. Each employment agreement also provides for monthly salary continuation payments for one year upon the employee's death, so long as the agreement is in full force and effect at the time of the employee's death. The annual salary continuation amount in the event of an employee's death is equal to the base salary at his date of death plus an average of the bonuses paid for the three previous fiscal years.

          Each agreement provides for certain noncompetition and nondisclosure covenants and for certain Company-paid fringe benefits such as an automobile allowance, disability insurance and inclusion in pension, deferred compensation, profit sharing, stock purchase, savings, hospitalization and other benefit plans in effect from time to time.

          In February 2002, the Board of Directors of the Company accepted the resignation of Herb Pearlman as Chairman of the Board and appointed Paul Frame the new Chairman.  In connection with Mr. Pearlman's resignation, the Company is negotiating a restructuring of his employment agreement, pursuant to which in April 2002 the Company issued Mr. Pearlman 250,000 shares of Company stock and made payments of $1,521,499 for the associated tax liability.

Agreement with Ms. Valice

          Effective as of January 1, 1993, the Company entered into an employment agreement with Debra D. Valice, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. The employment agreement provided for a base salary of $325,000 in 2001, an annual bonus of 2% of the Company's pre-tax profits up to $125,000, plus an additional discretionary amount determined by the Board of Directors of the Company.

          The agreement is for a term of five years, renewable each year for an additional year unless either party to the agreement gives notice to the contrary. The agreement provides that if it is not renewed, the Company will pay Ms. Valice for two additional years' compensation including her then current base salary, plus the average of all bonuses paid to her for the then prior three years. The severance payments are contingent upon Ms. Valice remaining available to perform consulting services for the benefit of the Company. The agreement also provides for monthly salary continuation payments for one year upon Ms. Valice's death, noncompetition and nondisclosure covenants, Company-paid fringe benefits, and inclusion in pension, deferred compensation, profit sharing, stock purchase, savings, hospitalization, and other benefit plans in effect from time to time.

          The agreement provides that if a change in control occurs, Ms. Valice has the right to terminate the agreement immediately and receive from the Company all compensation required to be paid during the unexpired term, as well as the severance payment described above without any obligation to perform consulting services. Change in control is generally defined to mean a change in management of the Company where certain named individuals are no longer directors or officers of the Company.

Directors Compensation

          Outside directors receive an annual fee of $50,000 for serving on the board and are reimbursed for out of pocket expenses for meeting attendance. No additional fees are paid for serving on committees, except that committee chairs receive an additional $5,000 annually or 10,000 options to purchase the Company's common stock. On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors' fees in a deferred cash account or as deferred shares. Currently, each non-employee director has elected to receive $20,000 of his annual fee in the form of deferred shares. As of December 31, 2001, 60,000 shares have been reserved for issuance under this plan and directors (including former directors) have accumulated 16,391 deferred shares in their accounts of which 1,312 shares have been distributed and 15,079 will be distributed in future years. Directors who are also employees receive no separate compensation for their services as directors.

          Non-employee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Stock Option Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Stock Option Plan, each non-employee director receives on the date of each annual meeting during the term of the Stock Option Plan an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted, on the date of such election or appointment, an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the Stock Option Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During 2001, William Lerner was granted 12,000 options (including 10,000 for chairing a board committee), at an exercise price of $18.26. In addition, Walter M. Craig, Jr., John E. Stieglitz and Fred S. Zeidman each received 2,000 options at an exercise price of $18.26.

          In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, each non-employee director with 10 or more years continuous service is eligible to receive a retirement benefit. The retirement benefit consists of two credits. The first credit is equal to $5,000 times each participating non-employee director's years of continuous service as an Outside Director, as defined in the Retirement Plan. The second credit is equal to the increase, if any, in the fair market value of 15,000 shares of the Company's common stock from the initial date of participation in the Retirement Plan to the last day of the Company's fiscal year ending five years after the participant's initial participation date. The retirement benefit vests 10% on each January 1 following the participant's initial participation date. During 2001, the retirement benefit for Messrs. Craig, Lerner and Stieglitz was reduced by $72,563 each relating to the decrease in the fair market value of the Company's stock.

          During 2001, Messrs. Craig, Lerner, Stieglitz and Zeidman were each granted 11,250 stock options to purchase the Company's common stock at an exercise price of $11.00 under the Company's 2000 Stock Option Plan. These options vest on August 31, 2002 and expire on August 31, 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Company's Compensation and Stock Option Committee is composed of William Lerner, Walter M. Craig, Jr. and Fred S. Zeidman.

          No member of the Compensation Committee of the Board of Directors of the Company was, during 2001, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During 2001, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

COMPLIANCE WITH SECTION 16(a)
OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company's review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during 2001 were timely made.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the common stock, as of April 15, 2002, by (i) persons known to the Company to be beneficial owners of more than 5% of the common stock, (ii) each of the Company's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address	Amount and Nature of		Percentage
of Beneficial Owner	Beneficial Ownership(1)(2)		of Class

AXA Financial, Inc.	2,106,450		8.3%
1290 Avenue of the Americas
New York, NY 10104

Dimensional Fund Advisors Inc.	1,785,900	(3)	7.0%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Horace A. Calvert	1,688,177	(4)	6.4%
50 Briar Hollow Lane, 7th Floor West
Houston, TX 77027

Paul A. Frame, Jr.	1,654,325	(5)	6.2%
50 Briar Hollow Lane, 7th Floor West
Houston, TX 77027

Mellon Financial Corporation	1,588,419		6.3%
One Mellon Center
Pittsburgh, PA 15258

Herbert M. Pearlman	1,461,587	(6)	5.6%
537 Steamboat Road
Greenwich, CT 06830

Debra D. Valice	391,600	(7)	1.5%
50 Briar Hollow Lane, 7th Floor West
Houston, TX 77027

Russell Hoffman	281,667	(8)	1.1%
537 Steamboat Road
Greenwich, CT 06830

Kevin S. Fiur	179,167	(9)	*
50 Briar Hollow Lane, 7th Floor West
Houston, Texas 77027

William Lerner	74,170	(10)	*
423 East Beau Street
Washington, PA 15301

John E. Stieglitz	64,085	(11)	*
Conspectus, Inc.
222 Purchase Street
Rye, NY 10580

Walter M. Craig, Jr.	51,468	(12)	*
1011 HWY 71
Spring Lake, NJ 07762

Fred S. Zeidman	32,200	(13)	*
2104 Chilton
Houston, TX 77019

All directors and executive officers
as a group (8 persons)	2,728,682	(14)	9.9%

*	Less than 1%

(1)	Except as otherwise noted, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2)	Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3)	Dimensional Fund Advisors Inc. disclaims beneficial ownership of these shares.

(4)

Includes 1,115,798 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.57 to $16.38 per share.

(5)

Includes 1,462,465 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.38 to $16.50 per share.

(6)

Includes 803,916 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.38 to $19.35 per share.

(7)

Includes 240,745 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.38 to $13.73 per share.

(8)

Includes 281,667 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.50 to $16.88 per share.

(9)

Includes 129,167 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise price of the options and warrants range from $8.00 to $11.38 per share.

(10)	Includes 65,000 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $11.38 to $19.82 per share.

(11)	Includes 55,000 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $11.38 to $19.82.

(12)

Includes 49,710 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise price of the options and warrants range from $11.38 to $20.75 per share.

(13)	Includes 23,000 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $11.38 to $20.32 per share.

(14)

Includes an aggregate of 2,306,754 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, by the group of eight persons which comprises all executive officers and directors. The exercise prices of the options and warrants range from $8.00 to $20.75 per share.

Item 13. Certain Relationships and Related Transactions

          On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company's common stock at the then market price of $2.6875 per share. Payments of 5% of the original principal balance plus accrued interest are due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. The Company recorded compensation expense due to the below market interest rate on these loans of $27,000 in 2001 The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Mr. Frame and Ms. Valice, amounting to $537,500 and $134,375, respectively. The largest aggregate amounts of principal and interest outstanding on such loans since January 1, 2001, were approximately $335,000 and $84,000, respectively. As of April 15, 2002, the aggregate amounts of principal and interest outstanding on such loans were approximately $303,000 and $76,000, respectively.

          On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of 794,300 shares of the Company's common stock at the then market price of $10.3125 per share and options to purchase a like number of shares of the Company's common stock at an exercise price of $11.75 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company recorded compensation expense due to the below market interest rate on these loans of $38,000 in 2001. The stock certificates are held by the Company as collateral until payment is received. Loans in excess of $60,000 were made to Messrs. Frame and Pearlman amounting to $773,438 each, to Ms. Valice amounting to $515,625, to Mr. Hoffman amounting to $257,813 and to Mr. Craig amounting to $64,453. The largest aggregate amounts of principal and interest outstanding on such loans since January 1, 2001, were approximately $685,000 for each of Messrs. Frame and Pearlman, $456,000 for Ms. Valice and $49,000 for Mr. Craig. As of April 15, 2002, the aggregate amounts of principal and interest outstanding on such loans were approximately $473,000 for Mr. Frame, $0 for Mr. Pearlman, $316,000 for Ms. Valice and $0 for Mr. Craig.

          The Company guarantees borrowings up to $750,000 made by its chief executive officer under a line of credit. The Company is only obligated to make payment in the event of default by its chief executive officer. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its chief executive officer for any amounts paid by the Company pursuant to this guaranty. The maximum amount outstanding on this line of credit during 2001 was $690,000. The Company did not make any payments under this guaranty during 2001. As of April 15, 2002, $560,000 was outstanding on this line of credit.

          In October 2001, the Company guaranteed an institutional loan to its chief operating officer. The original principal of $600,000 will be paid annually, based on amortization of 120 months, but is payable in full in October 2006. The Company also agreed to make payments of principal and interest on the loan during the officer's employment by the Company. As long as the officer remains in the employ of the Company, his obligation to repay shall be forgiven ratably over 120 months; however, under certain conditions of termination, he will be required to reimburse the Company a pro rata portion of amounts paid by the Company on the indebtedness. Such proration is based on length of employment. The Company has a contractual right of offset against any compensation due from the Company to the officer for any amounts paid by the Company on the indebtedness. The maximum amount outstanding on this loan during 2001 was $600,000. As of April 15, 2002, $600,000 was outstanding on this loan.

          During 2001, the chief executive officer received advances against bonus and commission payments that were contingent upon achieving $10 million in pre-tax profits during 2001. The chief financial officer received advances against customary and anticipated bonus payments. The pre-tax profits threshold was not met in 2001. The Company determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes. The chief executive officer and the chief financial officer will deliver promissory notes to the Company in a principal amount equal to $2,637,639 and $621,293, respectively. The promissory notes will be repaid over five years; however, the balance owed under the promissory notes will be reduced by 20% in any year in which the pre-tax profits threshold of $10 million is met. As of April 15, 2002, the aggregate amounts of principal and interest outstanding on such loans were approximately $2,643,000 for Mr. Frame and $622,000 for Ms. Valice.

          In 1998, the Company lent Walter Craig $33,000 bearing interest at the rate of 10%. The Company also made a loan to Mr. Craig in 2000 totaling $25,000 bearing interest at the prime rate. The largest aggregate amount of principal and interest outstanding on these loans since January 1, 2001, was approximately $47,000. As of April 15, 2002, the aggregate amount of principal and interest outstanding on these loans was approximately $17,000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized,
in the City of Houston, State of Texas, on the	30th	of April, 2002.

SEITEL, INC.

By:	/s/	Paul A. Frame

Paul A. Frame
Chairman of the Board of Directors
and President