Form 10-Q
period 2002-03-31
SEITEL INC
filed 2002-05-15
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

As of May 13, 2002, there were 25,375,683 shares of the Company's common stock, par value $.01 per share outstanding.

Explanatory Note

Restatement of Financial Statements

          Historically, Seitel recognized revenue from the licensing of seismic data when it had a contract with its customer for a fixed sales price, a licensing agreement was in place, the seismic data was available for use by the customer, and collectibility of the sales price was reasonably assured. Under certain contracts, although a licensing agreement was in place, collectibility was reasonably assured, and access to the seismic data available was delivered to the customer, the customer was given time to select specific data from the data available to it to be held long-term under its licensing agreement. Under those contracts, delivery of data to the customer was, therefore, not required until a specific selection was made. In other cases, the customer was delivered seismic data to review and could select from among that data the specific data it wanted to hold long-term. With each of these types of contracts, specific data selections could be made over the term of the contract, which is typically two years. The accounting model described above has been consistently followed by the Company for these types of contracts and has also been followed by others in the seismic industry on similar types of data licensing contracts. In February 2002, following a SAB 101 restatement by an industry colleague, the Company evaluated the application of SAB 101 and determined it was appropriate to change its revenue recognition policies for certain data licensing contracts to recognize revenue at the time of data selection. During April 2002, the Company consulted with the Staff of the Securities and Exchange Commission ("SEC") at the Staff's request regarding their interpretation of the appropriate application of SAB 101. Based upon SAB 101, effective January 1, 2000, the Company recognizes revenue under certain seismic data licensing contracts upon selection by the customer of specific seismic data. As a result, we revised our 2000 and first through third quarter 2001 financial statements to adopt the selection method for certain data licensing contracts.

          The financial statements also reflect revisions for the amount and timing of revenue recognized under certain data acquisition contracts. In 2000 and 2001, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition services. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policies for acquisition contracts. Under these contracts, the Company has now determined that revenue previously recognized for amounts funded by customers should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data.

          While the above revisions reduced reported revenue and net income for the nine months ended September 30, 2001, and the year ended December 31, 2000, they had no effect on the cash received by the Company during those periods.

          Accordingly, the Company restated its financial statements for the nine month period ended September 30, 2001 and the year ended December 31, 2000 and its quarterly financial statements for the first three quarters of 2001 and 2000, including the three month period ended March 31, 2001.

          This Form 10-Q includes in Item I of Part I such restated financial statements and related notes thereto for the three month period ended March 31, 2001, and other information relating to such restated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this restatement as it pertains to the three month period ended March 31, 2001.

          For current information regarding risks, uncertainties and other factors that may affect the Company's future performance, please see "Risk Factors" included in Item 7 of Part I of the Company's Annual Report on Form 10-K and any amendments thereto for the year ended December 31, 2001.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statement

	Consolidated Balance Sheets as of
	March 31, 2002 (Unaudited) and December 31, 2001		4

	Consolidated Statements of Operations (Unaudited) for the
	Three Months Ended March 31, 2002 and 2001 (Restated)		5

	Consolidated Statements of Stockholders' Equity
	for the year ended December 31, 2001 and the
	Three Months Ended March 31, 2002 (Unaudited)		6

	Consolidated Statements of Cash Flows (Unaudited)
	for the Three Months Ended March 31, 2002 and 2001 (Restated)		7

	Notes to Consolidated Interim Financial Statements		8

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk	21

PART II.	OTHER INFORMATION		21

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	(Unaudited)
	March 31,	December 31,
	2002	2001

ASSETS
Cash and equivalents	$13,211	$25,223
Receivables
Trade (net)	41,323	59,243
Notes and other	5,442	4,245
Net seismic data library	465,150	455,845
Net oil and gas properties	89,224	89,370
Net other property and equipment	20,023	12,498
Investment in marketable securities	1,185	2,501
Deferred tax asset	2,027	-
Prepaid expenses, deferred charges and other assets	13,178	12,544

TOTAL ASSETS	$650,763	$661,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$45,870	$49,205
Income taxes payable	240	2,646
Debt
Senior Notes	255,000	255,000
Line of credit	-	1,319
Term Loans	11,051	9,375
Obligations under capital leases	6,778	2,656
Deferred income taxes	-	351
Deferred revenue	91,811	97,330

TOTAL LIABILITIES	410,750	417,882

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,811,601 and 25,810,603 at March 31, 2002
and December 31, 2001, respectively	258	258
Additional paid-in capital	166,465	166,456
Retained earnings	87,996	91,624
Treasury stock 735,918 shares at cost at
March 31, 2002 and December 31, 2001	(9,072)	(9,072)
Notes receivable from officers and employees	(3,483)	(3,776)
Accumulated other comprehensive loss	(2,151)	(1,903)

TOTAL STOCKHOLDERS' EQUITY	240,013	243,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$650,763	$661,469

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,

	2002	2001

		(Restated)

REVENUE (1)	$25,156	$38,324

EXPENSES
Depreciation, depletion and amortization	14,634	16,360
Cost of sales	1,014	1,473
Selling, general and administrative expenses	10,991	10,792

	26,639	28,625

INCOME (LOSS) FROM OPERATIONS	(1,483)	9,699

Interest expense and other, net	(4,183)	(3,015)

Income (loss) before provision for income taxes	(5,666)	6,684
Provision (benefit) for income taxes	(2,038)	2,653

NET INCOME (LOSS)	$(3,628)	$4,031

Net income (loss) per share:
Basic	$(.14)	$.16

Diluted	$(.14)	$.15

Weighted average number of common and
common equivalent shares:
Basic	25,075	24,781

Diluted	25,075	26,278

(1)	Non-cash revenue and the percentage of total revenue for the three months ended March 31, 2002 and 2001 are $4,406,000 (17.5%) and $4,363,000 (11.4%), respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

							Notes
							Receivable	Accumulated
	Common Stock		Additional		Treasury Stock		from	Other
			Paid-In	Retained			Officers &	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	Income (Loss)

Balance, December 31, 2000	25,306,517	$253	$159,543	$106,617	(635,918)	$(7,667)	$(4,965)	$(191)
Net proceeds from issuance
of common stock	504,086	5	6,398	-	-	-	-	-
Tax reduction from exercise
of stock options	-	-	515	-	-	-	-	-
Treasury stock purchased	-	-	-	-	(100,000)	(1,405)	-	-
Payments received on
notes receivable from
officers and employees	-	-	-	-	-	-	1,189	-
Net loss	-	-	-	(14,993)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	(1,733)
Unrealized gain on marketable
securities net of income
tax expense of $14	-	-	-	-	-	-	-	21

Balance, December 31, 2001	25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$(3,776)	$(1,903)
Net proceeds from issuance
of common stock	998	-	9	-	-	-	-	-
Payments received on
notes receivable from
officers and employees	-	-	-	-	-	-	293	-
Net loss	-	-	-	(3,628)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	107
Unrealized gain on marketable
securities net of income
tax expense of $82	-	-	-	-	-	-	-	332
Reclassification adjustment for
gain included in income, net
of tax expense of $170	-	-	-	-	-	-	-	(687)

Balance, March 31, 2002
(unaudited)	25,811,601	$258	$166,465	$87,996	(735,918)	$(9,072)	$(3,483)	$(2,151)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
	Three Months Ended March 31,

	2002	2001

		(Restated)
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$(3,628)	$4,031
Depreciation, depletion and amortization	14,635	16,372
Deferred income tax benefit	(2,320)	(153)
Non-cash sales	(4,406)	(4,363)
Gain on sale of marketable security	(482)	-
Decrease (increase) in receivables	16,381	(4,743)
Increase in other assets	(230)	(1,161)
Decrease in deferred revenue	(4,166)	(2,886)
Decrease in accounts payable and other liabilities	(3,417)	(11,216)

Net cash provided by (used in) operating activities	12,367	(4,119)

Cash flows from investing activities:
Cash invested in seismic data	(20,258)	(20,066)
Cash invested in oil and gas properties	(1,884)	(5,649)
Cash paid to acquire property and equipment	(4,071)	(808)
Net proceeds from sale of oil and gas properties	-	78
Net proceeds from sale of marketable security	1,356	-

Net cash used in investing activities	(24,857)	(26,445)

Cash flows from financing activities:
Borrowings under line of credit agreement	8,635	37,930
Principal payments under line of credit	(9,962)	(14,930)
Borrowings on term loan	2,522	-
Principal payments on term loans	(842)	-
Principal payments under capital lease obligations	(385)	(26)
Proceeds from issuance of common stock	9	4,332
Costs of debt and equity transactions	(380)	-
Loans to officers, employee and director	(65)	-
Payments on notes receivable from officers and employees	700	840

Net cash provided by financing activities	232	28,146

Effect of exchange rate changes	246	(525)

Net decrease in cash and equivalents	(12,012)	(2,943)

Cash and cash equivalents at beginning of period	25,223	10,216

Cash and equivalents at end of period	$13,211	$7,273

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$5,054	$5,092
Income taxes	$2,697	$6,825
Supplemental schedule of non-cash investing and
financing activities:
Additions to seismic data library	$3,053	$14,316
Capital lease obligations incurred	$4,507	$-

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE A-BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report filed on Form 10-K and any amendments thereto with the Securities and Exchange Commission.

NOTE B-REVENUE RECOGNITION

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

          Revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company then recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

          Revenue from Non-Cash Data Licenses

          In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges and are valued at the fair value of the data received or delivered, whichever is more readily determinable. The Company determines fair value for the data exchanged by first determining the value of the license granted to the customer. It does so by looking at the range of cash transactions by the Company for licenses of similar data during either the prior six months (for licenses in the United States) or the prior twelve months (for licenses in Canada). In looking at the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In significant exchanges, the Company also engages an independent third party to confirm for fairness the Company's valuation of the data received. In the United States, the Company applies a cap on the value it will assign per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In 2001, the Company obtained third party fairness opinions on all non-cash exchanges valued at $800,000 or more. Effective January 1, 2002, the Company will obtain third party fairness opinions on all non-cash exchanges of $500,000 or more.

          In its non-cash exchanges, the Company is selling its customer licenses to data from the Company's data library. In exchange it receives ownership of data, that it does not own or to which it does not have full marketing rights. Although the customer may also retain a license to the data it is transferring to the Company, the data licensed by the Company from its library is distinct from the data received from the customer. Thus, in exchange for a license to data, the Company receives ownership of distinct data to be added to its library and, therefore, the exchange is not a "like-kind" exchange.

          For the three months ended March 31, 2002 and 2001, the Company recorded seismic data library assets of $3,025,000 and $12,565,000, respectively, from non-monetary exchanges of seismic data, including exchanges in which the Company and the customer issued cash payments.

          For the three months ended March 31, 2002 and 2001, the Company recognized revenue of $4,378,000 and $2,611,000, respectively from non-monetary exchanges of seismic data, including exchanges in which the Company and the customer issued cash payments as well as non-monetary transactions from previous quarters in which the customer made selections in the current quarter.

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

          Revenue from Data Technology Services

          To date, revenue from the Company's data technology services has not been significant. Such revenue is recognized as the services are provided.

NOTE C-SEISMIC DATA LIBRARY

          Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of the Company's seismic segment personnel engaged in project management and design, are capitalized. The Company uses the greater of the income forecast method or the ten-year straight-line method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized based on the proportion of revenue for a period to total revenue, as estimated by management. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years, however, the costs of a significant purchase (greater than 5% of the net book value of the seismic data library) are amortized using the greater of the income forecast method or ten-year straight-line method.

          On a periodic basis, the Company evaluates the performance of all of its seismic data programs. The Company evaluates its revenue trends, as well as industry revenue trends, in order to estimate future revenue from seismic data sales. When economic conditions indicate, the Company may reduce its estimates of future revenue, causing the amortization rate to rise and operating results to decline. The Company also reviews the carrying value of seismic data to assess whether there has been a permanent impairment of value. The primary indicator of impairment of value is reduced sales over an extended period of time. When indicated by continuous, reduced sales over three years or more, the Company compares the net book value of the seismic data to forecasted, undiscounted cash flows. When appropriate, indicated impairments are recorded based on the excess of net book value over fair value.

NOTE D-OIL AND GAS PROPERTIES

          The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs of the exploration and production segment directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the three months ended March 31, 2002 and 2001, exploration and development related overhead costs of $574,000 and $569,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the three months ended March 31, 2002 and 2001, interest costs of $324,000 and $579,000, respectively, have been capitalized to oil and gas properties.

          No gains or losses are recognized upon the sale of oil and gas properties unless a significant portion of the Company's proved oil and gas reserves are sold (generally greater than 25 percent). Instead, proceeds from the sale of oil and gas properties are accounted for as a reduction of capitalized costs. During the three months ended March 31, 2001, the Company sold various producing oil and gas wells and associated leaseholds for proceeds, net of revenue and costs, totaling $78,000. There were no such sales during the three months ended March 31, 2002.

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

          Capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, are limited to the present value, discounted at 10 percent, of future net cash flows from estimated proved oil and gas reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties, adjusted for the effects of related income taxes. If capitalized costs exceed this limit, the excess is charged to impairment of oil and gas properties. At March 31, 2002, the Company's capitalized costs of oil and gas properties exceeded the limitation thereon by $2,468,000 based on quarter-end oil and gas prices; however, an impairment was not recorded at that time because price increases through May 8, 2002 indicated that capitalized costs were not impaired. Given the volatility of oil and gas prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly in the future, even if only for a short period of time, it is possible that additional impairments of oil and gas properties could occur.

          Substantially all of the Company's exploration and development activities are conducted jointly with others and, accordingly, the Company's oil and gas property balance reflects only its proportionate interest in such activities.

NOTE E-RESTATEMENT OF FINANCIAL STATEMENTS

          Effective for the fiscal year ended December 31, 2001, the Company determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000. As a result, the financial statements for the three months ended March 31, 2001 have been restated.

          The revisions to revenue recognition under the seismic data licensing agreements are based upon the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements. The effect of these revisions is to defer revenue previously recognized under certain seismic data licensing agreements until selection of specific data is made by the customer. The deferral in revenue resulted in an increase in deferred revenue. Associated with the deferral of the revenue on these contracts, the Company also deferred the direct costs related to the revenue, which resulted in an increase in prepaid expenses. The Company also recognized a reduction in amortization expense, which is recorded as an adjustment to accumulated amortization, and in income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to the seismic data licensing arrangements for the three months ended March 31, 2001 are summarized in the table on the following page.

          The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition services. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company has determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company's amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to certain data acquisition contracts for the three months ended March 31, 2001 are summarized in the table on the following page.

          Accordingly, such financial statements have been restated as follows:

	Three Months Ended March 31, 2001 (Unaudited)

	(in '000's except per share amounts)

		Adjustments	Adjustments
		for	for
		Data	Data
	As	Licensing	Acquisition	As
	Reported	Agreements	Contracts	Restated

Statements of Operations Data:

Revenue	$48,978	$(8,905)	$(1,749)	$38,324 (1)

Depreciation, depletion & amortization	21,207	(3,949)	(898)	16,360
Cost of sales	1,473	-	-	1,473
SG&A expense	11,368	(620)	44	10,792

Income (loss) from operations	14,930	(4,336)	(895)	9,699

Interest expense and other, net	(3,015)	-	-	(3,015)

(Provision) benefit for income taxes	(4,398)	1,431	314	(2,653)

Net income (loss)	$7,517	$(2,905)	$(581)	$4,031

Net income (loss) per share:

Basic	$0.30	$(.12)	$(.02)	$.16
Diluted	$0.29	$(.11)	$(.03)	$.15

(1)	Non-cash revenue and the percentage of total revenue are $4,363,000 and 11.4%, respectively.

NOTE F-FINANCING ARRANGEMENTS

          The financial covenants in the Senior Notes and the parent company Revolving Line of Credit Agreements include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with the limitation on total debt covenant in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 and the leverage ratio covenant in the Revolving Line of Credit Agreement at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with these same financial covenants in these agreements at December 31, 2001. The Company received an amendment from the Senior Note holders that waived noncompliance with the limitation on total debt covenant in the third and fourth quarters of 2001 and increased the ratio of debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

          However, as a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company, was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001 and the Revolving Line of Credit Agreement. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999 and the leverage ratio covenant in the Revolving Line of Credit Agreement. The Company has received waivers from the Senior Note holders for the covenants it was not in compliance with; such waivers continue through May 24, 2002. The Company is now seeking additional amendments from the Senior Note holders and the lenders on the Revolving Line of Credit with respect to those financial covenants.  If the Company is unable to obtain such amendments, the Senior Note holders could elect to accelerate the debt.

          The Company has no borrowings under the Revolving Line of Credit as of March 31, 2002. With the existing covenant violations, the Company may not borrow under the Revolving Line of Credit. The Company has begun discussions with the lenders on the Revolving Line of Credit to amend the covenants to bring the Company back into compliance and to permit borrowings under the line of credit facility.

          On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data which secures the debt. The term of the loan is three years, with maturity on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. This term loan has similar financial covenants to the Company's Revolving Line of Credit. As discussed above, the Company was not in compliance with the leverage ratio covenant and the interest coverage covenant at March 31, 2002 and the leverage ratio covenant at September 30, 2001 and December 31, 2001. The Company is in discussions with the lender to amend the covenants to bring them back into compliance.

NOTE G-EARNINGS PER SHARE

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for the three months ended March 31, 2002 and 2001 consist of the following (in thousands except per share amounts):

	Three Months Ended March 31,

	2002	2001

		(Restated)

Net income (loss)	$(3,628)	$4,031

Basic weighted average shares	25,075	24,781
Effect of dilutive securities: (1)
Options and warrants	-	1,497

Diluted weighted average shares	25,075	26,278

Per share income (loss):
Basic	$(.14)	$.16
Diluted	$(.14)	$.15

(1)

A weighted average quarter-to-date number of options and warrants to purchase 6,733,000 and 122,000 shares of common stock were outstanding during the first quarter of 2002 and 2001, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

NOTE H-STATEMENT OF CASH FLOW INFORMATION

          During the three months ended March 31, 2002 and 2001, the Company had non-cash additions to its seismic data library totaling $3,053,000 and $14,316,000, respectively. Of these amounts, $3,025,000 and $12,565,000 resulted from non-exclusive licensing of data in exchange for ownership of data during the three months ended March 31, 2002 and 2001, respectively. The balance of $28,000 and $1,751,000 for the three months ended March 31, 2002 and 2001, respectively, resulted from non-cash additions related to certain data creation costs, which were offset from amounts due from the customer for data license fees. This remaining balance is also included in non-cash sales in the Consolidated Statements of Cash Flows.

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations effected after June 30, 2001 and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The adoption did not have an impact on the Company's financial position or results of operations.

          In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material effect on the financial position or results of operations of the Company.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company adopted this standard in the first quarter of 2002. The adoption did not have an impact on the Company's financial position or results of operations.

 NOTE J-INDUSTRY SEGMENTS

          Segment information has been prepared in accordance with SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information." In 2002, the Company began disclosing its data technology services segment as a separate reportable segment as a result of meeting certain quantitative thresholds specified in SFAS No. 131. Selected financial information for the three months ended March 31, 2001 has been restated to reflect this new segment. Selected financial information as of and for the three months ended March 31, 2002 and 2001 is as follows (in thousands):
		Data	Exploration
		Technology	and	Total
	Seismic	Services	Production	Segments

As of and for the three months ended
March 31, 2002

Revenue from external purchasers	$22,460	$53	$2,643	$25,156
Intersegment revenue	-	51	-	51
Depreciation, depletion and amortization	11,920	685	2,029	14,634
Cost of sales	9	87	969	1,065
Selling, general and administration expense	5,639	3,049	970	9,658
Segment operating income (loss)	4,892	(3,717)	(1,325)	(150)
Capital expenditures (a)	20,913	8,277	2,387	31,577
Assets	528,837	16,621	93,914	639,372

As of and for the three months ended
March 31, 2001

(Restated)

Revenue from external purchasers	$30,194	$53	$8,077	$38,324
Depreciation, depletion and amortization	13,527	117	2,716	16,360
Cost of sales	144	27	1,302	1,473
Selling, general and administrative expense	5,944	608	1,351	7,903
Segment operating income (loss)	10,579	(699)	2,708	12,588
Capital expenditures (a)	44,025	181	4,524	48,730
Assets	471,971	1,485	151,613	625,069

(a)	Includes other ancillary equipment.

	Three months ended March 31,

	2002	2001

		(Restated)
Income (loss) before income taxes:
Total reportable segment operating income (loss)	$(150)	$12,588
Corporate selling general and administrative expense	(1,333)	(2,889)
Interest expense and other, net	(4,183)	(3,015)

Income (loss) before income taxes	$(5,666)	$6,684

NOTE K-COMPREHENSIVE INCOME

          The components of Other Comprehensive Income (Loss) for the three months ended March 31, 2002 and 2001 are as follows (in thousands):
	Three Months Ended March 31,

	2002	2001

Net income (loss)	$(3,628)	$4,031

Unrealized gains (losses) on securities held as available for sale:
Unrealized net holding gains (losses), net of income tax
expense (benefit) of $82 and $(135), respectively,
arising during period	332	(207)
Less: Reclassification adjustment for gains included in
income, net of tax expense of $170	(687)	-

Foreign currency translation adjustments	107	(294)

Change in fair value of outstanding hedge positions, net of
income tax expense of $39	-	48

Comprehensive income (loss)	$(3,876)	$3,578

NOTE L-SUBSEQUENT EVENTS

          In February 2002, the Board of Directors of the Company accepted the resignation of Herbert M. Pearlman as Chairman of the Board and appointed Paul A. Frame the new Chairman.  In connection with Mr. Pearlman's resignation as Chairman of the Board, the Company is negotiating a restructuring of his employment agreement, pursuant to which in April 2002 the Company issued Mr. Pearlman 250,000 shares of Company stock valued at $2,277,500 and made payments of $1,521,499 for the associated tax liability. Mr. Pearlman remains an employee of the Company. The timing of the recognition of the charge related to both the issuance of these shares and the corresponding cash payment will be determined when negotiations with Mr. Pearlman are concluded and his employment agreement is restructured. The Company expects negotiations to continue during the second quarter of 2002.

          In addition, in April 2002, the Company entered into an employment agreement with Kevin S. Fiur, Chief Operating Officer and Executive Vice President. In connection therewith, the Company issued Mr. Fiur 50,000 shares of the Company's common stock valued at $445,000 and made payments of $297,285 for the associated tax liability. The Company recorded these amounts as compensation expense in the second quarter of 2002.

          In April 2002, the Company sold three onshore producing properties for approximately $7.3 million.
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Total revenue was $25,156,000 and $38,324,000 in the first quarters of 2002 and 2001, respectively. Revenue primarily consists of revenue generated from the marketing of seismic data and oil and gas production.

          Revenue from the seismic division was $22,460,000 in the first quarter of 2002 compared to $30,194,000 in the first quarter of 2001. The decrease in revenue was primarily due to a decrease in licensing of existing data from the Company's data library. First quarter 2002 sales declined due to the combination of lower than expected energy commodity prices, reported losses among our client base companies due to fourth quarter 2001 impairments of oil and gas properties and the uncertain and negative business climate in the energy industry in the aftermath of Enron.

          Net volume and price information for the Company's oil and gas production for the first quarters of 2002 and 2001 is summarized in the following table:

	Quarter Ended
	March 31,

	2002	2001

Natural gas volumes (mmcf)	750	762
Average natural gas price ($/mcf)	$2.33	$8.01
Crude oil/condensate volumes (mbbl)	45	70
Average crude oil/condensate price ($/bbl)	$19.66	$27.45

          Oil and gas revenue was $2,643,000 in the first quarter of 2002 compared to $8,077,000 in the first quarter of 2001. The decrease in oil and gas revenue was primarily attributable to lower market prices in the 2002 quarter as compared to the first quarter of 2001.

          Depreciation, depletion and amortization consists primarily of data bank amortization and depletion of oil and gas properties. Data bank amortization was $11,636,000 in the first quarter of 2002 compared to $13,308,000 in the first quarter of 2001. The amount of seismic data amortization fluctuates based on the level of seismic marketing revenue. As a percentage of revenue from licensing seismic data, data bank amortization was 52% and 45% for the first quarters of 2002 and 2001, respectively. This percentage varies based upon the mix of data to which the revenue relates. The increase in the percentage was primarily due to higher straight-line amortization on purchased data libraries which had lower revenue when compared to the first quarter of 2001. See Note C for a discussion of the Company's seismic data amortization policy.

          Depletion of oil and gas properties was $1,950,000 in the first quarter of 2002 compared to $2,640,000 in the first quarter of 2001, which amounted to $1.91 and $2.23, respectively, per mcfe of gas produced during such periods. The rate per mcfe varies with the estimate of proved oil and gas reserves of the Company at each quarter end, as well as evaluated property costs. The decrease in the rate was primarily due to a decrease in evaluated property costs between 2002 and 2001 resulting from the oil and gas impairments recorded in 2001.

          Cost of sales primarily consists of expenses associated with oil and gas production, third party seismic resale support services and data technology services. Oil and gas production costs amounted to $969,000, or $.95 per mcfe of gas produced in the first quarter of 2002 compared to $1,302,000 or $1.10 per mcfe of gas produced in the first quarter of 2001. The decrease in this rate was primarily due to lower production taxes in 2002 due to lower oil and gas prices.

          The Company's selling, general and administrative expenses were $10,991,000 in the first quarter of 2002 compared to $10,792,000 in the first quarter of 2001. This increase was primarily due to an increase in fixed costs due to the growth of the Company, including overhead costs associated with its wholly owned subsidiary, Seitel Solutions, and international business development. This increase was partially offset by a reduction of variable expenses, including commissions based on revenue and compensation tied to pre-tax profits.

          The net increase in interest expense and other was primarily due to an increase in interest expense related to the Series G, H and I Senior Notes issued in October and December 2001 that was partially offset by a decrease in interest expense related to the Company's Revolving Line of Credit, as no balances were outstanding during the first quarter of 2002.

          The Company's effective income tax rate was 36% for the first quarter of 2002 compared to 40% for the first quarter of 2001. The decrease in the effective income tax rate is primarily due to the mix of estimated earnings for 2002 between U.S. and foreign locations.

Liquidity and Capital Resources

          The Company's cash provided by (used in) operations was $12,367,000 and $(4,119,000) for the three months ended March 31, 2002 and 2001, respectively. The increase from 2001 to 2002 was primarily attributable to increased collections from customers.

          The Company has a $75 million unsecured revolving line of credit facility that matures on June 29, 2004. The facility bears interest at a rate determined by the ratio of the company's debt to EBITDA (earnings before interest, taxes, depreciation, depletion and amortization). Pursuant to the interest rate pricing structure, the interest rate would be set at LIBOR plus 1.75% or the bank's prevailing prime rate plus 0.75%. As of May 13, 2002, no amounts were outstanding and the Company had no availability on this revolving line of credit.

          The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. As of May 13, 2002, no amounts were outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

          On October 15, 2001, the Company completed the first funding, totaling $82 million, of a private placement of three series of unsecured Senior Notes totaling $107 million. The second funding, for an additional $25 million, was completed on December 27, 2001. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. Interest on the Series G, H and I Notes is payable semi-annually on April 15 and October 15. As of May 13, 2002, the balance outstanding on the Series G, H and I Notes was $107 million.

          On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of May 13, 2002, the balance outstanding on the Series D, E and F Notes was $138 million.

          On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes matured on December 30, 2001. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million, which began on December 30, 1998. Interest on the Series B and C Notes is payable semi-annually on June 30 and December 30. As of May 13, 2002, the balance outstanding on the Series A, B, and C Notes was $10 million.

          The financial covenants in the Senior Notes and the parent company Revolving Line of Credit Agreements include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with the limitation on total debt covenant in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 and the leverage ratio covenant in the Revolving Line of Credit Agreement at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with these same financial covenants in these agreements at December 31, 2001. The Company received an amendment from the Senior Note holders that waived noncompliance with the limitation on total debt covenant in the third and fourth quarters of 2001 and increased the ratio of debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

          However, as a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company, was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001 and the Revolving Line of Credit Agreement. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999 and the leverage ratio covenant in the Revolving Line of Credit Agreement. The Company has received waivers from the Senior Note holders for the covenants it was not in compliance with; such waivers continue through May 24, 2002. The Company is now seeking additional amendments from the Senior Note holders and the lenders on the Revolving Line of Credit with respect to those financial covenants.  If the Company is unable to obtain such amendments, the Senior Note holders could elect to accelerate the debt, and there is no assurance that the Company could obtain replacement financing.

          The Company has no borrowings under the Revolving Line of Credit as of May 13, 2002. With the existing covenant violations, the Company may not borrow under the Revolving Line of Credit. The Company has begun discussions with the lenders on the Revolving Line of Credit to amend the covenants to bring the Company back into compliance and to permit borrowings under the line of credit facility.

          On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data which secures the debt. The term of the loan is three years, with maturity on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on May 13, 2002 was $8,333,000. This term loan has similar financial covenants to the Company's Revolving Line of Credit. As discussed above, the Company was not in compliance with the leverage ratio covenant and the interest coverage covenant at March 31, 2002 and the leverage ratio covenant at September 30, 2001 and December 31, 2001. The Company is in discussions with the lender to amend the covenants to bring them back into compliance.

          During 2001 and 2002, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreements are for terms of approximately two years. Monthly principal and interest payments total $360,000. The balance outstanding under these capital leases was $6,585,000 on May 13, 2002.

          On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime based loans. Payments of $166,670 (Canadian dollars) are due on the last day of each month. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. The loans bear interest at the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic Seismic Ltd. and SEIC Holdings Ltd. The balance outstanding on this loan on May 13, 2002 was $2,246,000.

          On April 30, 2002, Olympic Seismic Ltd. ("Olympic") entered into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada. Proceeds of the sale were $3.6 million (Canadian dollars). The proceeds were used to pay off Olympic's revolving line of credit and for general corporate purposes. The term of the lease is a 20-year capital lease with lease payments of: $336,000 (Canadian dollars) in years 1-5; $370,860 (Canadian dollars) in years 6-10; $409,500 (Canadian dollars) in years 11-15; and $452,340 (Canadian dollars) in years 16-20.

          The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock and (iii) common stock, or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective "shelf" registration statement filed with the SEC. In addition, under another effective "shelf" registration statement filed with the SEC, the Company may offer up to an aggregate of $200,000,000 of the following securities, in any combination, from time to time in one or more series: (i) unsecured debt securities, which may be senior or unsubordinated; (ii) preferred stock; (iii) common stock, and (iv) trust preferred securities. Until the Company receives waivers or amendments from its lenders as discussed above, the Company will not offer or sell securities under such registration statements.

          In April 2002, the Company sold three onshore producing properties for approximately $7.3 million.

          The Company's Board of Directors approved a stock repurchase program in 1997 of up to $25 million. As of May 13, 2002, the Company has repurchased a total of 1,110,100 shares of its common stock at a cost of $12,529,000 since 1997 under this plan.

          During the first three months of 2002, capital expenditures for seismic data, oil and gas property and other property and equipment amounted to $20,897,000, $1,804,000 and $8,578,000, respectively. Of the seismic data additions, $17,844,000 were cash additions and $3,053,000 were non-cash additions. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, current cash balances, proceeds from term loan and capital lease obligations.

          The Company reviews and revises its capital expenditure budget periodically based on the amount of capital expected to be available from operating or other sources. Based on the assumption that the Company's debt will not be accelerated, the Company currently anticipates capital expenditures for the remainder of 2002 to total approximately $71 million, of which approximately $58 million will be for seismic data library additions, approximately $11 million will be for oil and gas exploration and development efforts and approximately $2 million will be for computer equipment and data technology center related purchases. Of the remaining estimated seismic data additions, the Company estimates that $40 million will be cash additions and $18 million will be non-cash additions. The Company believes its current cash balances and revenue from operating sources, should be sufficient to fund the currently anticipated 2002 capital expenditures requirements as well as for general and administrative expenses and debt repayments. If these sources are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2002, the Company could seek to obtain additional debt or equity financing during 2002; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or general and administrative expenses, and fund expenditures with cash flow generated from operating sources.

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Information Regarding Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this Report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. These statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas business or the economy generally, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the extent of the Company's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, and the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K and any amendments thereto filed with the Securities and Exchange Commission for the year ended December 31, 2001.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K and any amendments thereto for the year ended December 31, 2001 for a detailed discussion of these risks. The Company has not had any significant changes in the market risk exposures since December 31, 2001.

PART II - OTHER INFORMATION

Items 1., 2., 3., 4., and 5.  Not applicable.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

	10.1	Employment Agreement effective as of January 1, 2002 between the Company and Kevin S. Fiur

	10.2	Amendment No. 3 to Employment Agreement dated effective as of January 28, 2002 between the Company and Paul A. Frame

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: May	14,	2002	/s/	Paul A. Frame

				Paul A. Frame
				President

Dated: May	14,	2002	/s/	Debra D. Valice

				Debra D. Valice
				Chief Financial Officer

Dated: May	14,	2002	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Chief Accounting Officer

	EXHIBIT INDEX

Exhibit	Title	Page

		Number

10.1	Employment Agreement effective as of January 1, 2002 between the Company and Kevin S. Fiur	24

10.2	Amendment No. 3 to Employment Agreement dated effective as of January 28, 2002 between the Company and Paul A. Frame	38