Form 10-K/A
period 2001-12-31
SEITEL INC
filed 2002-08-19
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 3

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

50 Briar Hollow Lane, 7th Floor West Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 881-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange; Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 2002 and August 15, 2002 was approximately $225,707,442 and $13,853,415, respectively. On those dates, the closing prices of the Common Stock on the New York Stock Exchange were $9.15 and $.55, respectively and there were a total of 25,075,350 and 25,375,683 shares of Common Stock outstanding, respectively.

Item 1.    Business

General

Seitel, Inc. (the “Company”) is a leading provider of seismic data and related geophysical services and expertise to the petroleum industry. The Company owns and licenses what it believes to be the largest nonproprietary onshore seismic data library in North America as well as one of the largest offshore seismic data libraries and initiates new seismic data through multi-client shoots with oil and gas companies. Oil and gas companies consider seismic data an essential tool for finding hydrocarbons. By properly utilizing seismic data, oil and gas companies can significantly increase drilling success rates and reduce the occurrence of dry holes. By participating in multi-client surveys, oil and gas companies can obtain access to expensive surveys that they could not otherwise afford. Further, seismic data can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or “step-out,” locations that would not otherwise be apparent. Unless the context requires otherwise, references to “we”, “our” and the “Company”, refer to Seitel, Inc. and its subsidiaries.

Seitel is a Delaware corporation, which was founded in 1982. Since that time, Seitel has engaged in the creation of 2D, 3D and 4C seismic databases and has acquired a large number of existing seismic data libraries. The Company conducts its seismic activities principally through its wholly owned subsidiaries, Seitel Data, Ltd. and Olympic Seismic Ltd. (the “Seismic Data Group “), which have their principal offices in Houston, Texas and Calgary, Alberta Canada, respectively. The Company also has marketing offices in Denver, Colorado and New Orleans, Louisiana. The Company also explores for, finds, develops, produces and sells natural gas and oil through its Exploration and Production Group (“E&P Group”), which has its principal office in Houston, Texas. In the second quarter of 2002, the Company decided to dispose of the E&P Group by sale. On August 2, 2002, the Company completed the sale of a majority of the assets of DDD Energy, Inc. See Note Q to the Company’s Consolidated Financial Statements for financial information relating to industry segments.

Since September 2000, the Company has been developing proprietary software, technology, and business methods (the “Solution”) through its wholly owned subsidiary, Seitel Solutions, that will enable its clients to access and interact, via a standard web browser and the Internet, with the one petabyte of seismic data currently owned and marketed by Seitel. The Company opened a state-of-the-art data technology center in Houston, Texas on March 12, 2002, which will (i) run its Solutions offering; (ii) store its petabyte of seismic data; and (iii) provide a secure storage facility for its customers’ seismic data and other intellectual property. The Company opened a second state-of-the-art data technology center in Calgary, Alberta, Canada in April 2002.

Restatement of Financial Statements

Historically, Seitel recognized revenue from the licensing of seismic data when it had a contract with its customer for a fixed sales price, a licensing agreement was in place, the seismic data was available for use by the customer, and collectibility of the sales price was reasonably assured. Under certain contracts, although a licensing agreement was in place, collectibility was reasonably assured, and access to the seismic data available was delivered to the customer, the customer was given time to select specific data from the data available to it to be held long-term under its licensing agreement. Under those contracts, delivery of data to the customer was, therefore, not required until a specific selection was made. In other cases, the customer was delivered seismic data to review and could select from among that data the specific data it wanted to hold long-term. With each of these types of contracts, specific data selections could be made over the term of the contract, which is typically two years. The accounting model described above had been consistently followed by the Company for these types of contracts and had also been followed by others in the seismic industry on similar types of data licensing contracts. In February 2002, following a SAB 101 restatement by an industry colleague, the Company evaluated the application of SAB 101 and determined it was appropriate to change its revenue recognition policies for certain data licensing contracts to recognize revenue at the time of data selection. During April 2002, the Company consulted with the Staff of the Securities and Exchange Commission (“SEC”) at the Staff’s request regarding their interpretation of the appropriate application of SAB 101. Based upon SAB 101, effective January 1, 2000, the Company recognizes revenue under certain seismic data licensing contracts upon selection by the customer of specific seismic data. As a result, we have revised our 2000 and first through third quarter 2001 financial statements to adopt the selection method for certain data licensing contracts.

The financial statements also reflect revisions for the amount and timing of revenue recognized under certain data acquisition contracts. In 2000 and 2001, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition services. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policies for acquisition contracts. Under these contracts, the Company has now determined that revenue previously recognized for amounts funded by customers should be used to reduce the Company’s recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data.

While the above revisions reduced reported revenue and net income for the nine months ended September 30, 2001, and the year ended December 31, 2000, they had no effect on the cash received by the Company during those periods.

As a result of the foregoing revisions to our financial statements, our previously filed financial statements and announced earnings for the quarterly and annual results in 2000 and the first through third quarters of 2001 should not be relied on. Further, as a result of this amendment no. 3 to our 2001 10-K, the previously filed 2001 10-K, as amended, is superceded by this document and should not be relied on.

Recent Developments

Non-Compliance with Debt Covenants

The financial covenants in the Senior Notes and the Company’s now terminated Revolving Line of Credit Agreements include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with the limitation on total debt covenant in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 and the leverage ratio covenant in the Revolving Line of Credit Agreement at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with these same financial covenants in these agreements at December 31, 2001. The Company received an amendment from the Senior Noteholders that waived noncompliance with the limitation on total debt covenant in the third and fourth quarters of 2001 and increased the ratio of allowed debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

In addition, as a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001 and the Revolving Line of Credit Agreement. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999 and the leverage ratio covenant in the Revolving Line of Credit Agreement. The Company received waivers from the Senior Noteholders for the covenants it was not in compliance with; such waivers continued through May 24, 2002. Effective June 21, 2002, the Company entered into a standstill agreement with its Senior Noteholders pursuant to which the Noteholders agreed not to exercise remedies available to them under the Senior Note Agreements as a result of existing defaults until July 17, 2002. Effective as of July 17, 2002, the Company reached an agreement with the Senior Noteholders to extend the standstill agreement for an additional 90 days until October 15, 2002. During the 90 day standstill period, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Senior Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The standstill may terminate prior to October 15, 2002 if, among other things,

(i)	there is an event of default by the Company under the standstill agreement or any subsequent defaults under the existing Senior Note Agreements;

(ii)	the Company defaults on the payments of any non-excluded debt of $5,000,000 or more; or

(iii)	the Company does not provide the Noteholders with a form of business plan by August 19, 2002, and an acceptable business plan by August 31, 2002.

The Company was not in compliance with the interest coverage covenant as of June 30, 2002, in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. However, under the terms of the standstill agreement, such non-compliance has been waived. The Company is working with the Noteholders toward a long-term modification of the Senior Note Agreements. If the Company is unable to obtain such long-term modifications, the Senior Noteholders could elect to accelerate the debt. Based on the Company’s current financial condition, if the debt were to be accelerated the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company would seek additional or replacement sources of financing. However, there can be no assurance that the Company would be able to obtain such financing on satisfactory terms or at all.

In addition, the Company was not in compliance with the leverage ratio covenant and the interest coverage covenant of the Seitel Data, Ltd. term loan at June 30, 2002 and March 31, 2002 and the leverage ratio covenant at September 30, 2001 and December 31, 2001. Additionally, the Company was not in compliance with its net worth covenant at June 30, 2002. The lender has issued a notice of default but has not accelerated the debt.

As a result of the Company’s non-compliance with certain of the covenants of its debt agreements, the Company’s 2001 financial statements contain a “going concern” qualification. The Company’s independent auditors have advised the Company that, if the non-compliance with the debt agreements is not satisfactorily resolved, their report on the December 31, 2002 financial statements will contain a “going concern” qualification.

Internal and SEC Investigation

During the course of a recent internal investigation, the Company discovered that the former president and chief executive officer and the former chief financial officer of the Company may have improperly converted corporate funds for their personal use, including certain unearned advances. From the former chief executive officer, the Company is seeking immediate reimbursement of:

•	$2,641,038 of “unearned advances” that he drew from Company funds;
•	$750,000 of his personal attorneys’ fees and legal settlement costs that he caused the Company to pay;
•	$695,805 in his personal automobile racing expenses that he caused the Company to pay;
•	$148,309 for the purchase of a security system for his home that he caused the Company to pay.

The Company is also seeking reimbursement from its former chief financial officer of $621,293 of “unearned advances” that she drew from Company funds.

Reimbursement of additional funds from Mr. Frame and Ms. Valice may be sought following the results of further investigation by the Company. The Company has notified the Securities and Exchange Commission (“SEC”) regarding the findings of the internal investigation. The SEC’s Fort Worth District Office has informed the Company that it has initiated an informal inquiry into these events and the Company is fully cooperating with the inquiry. As discussed below, the Company’s former chief executive officer and the former chief financial officer have each filed suit against the Company alleging, among other things, breach of contract. The Company has filed counterclaims against each to recover the above described funds owed by each to the Company.

New York Stock Exchange Listing

The Company has received notification from the New York Stock Exchange (“NYSE”) that it has fallen below the NYSE continued listing standards due to the Company’s stock trading at a price of below $1.00 per share for a consecutive 30-day trading period. In accordance with the rules and procedures of the NYSE, the Company has six months within which to cure this price per share deficiency, prior to the NYSE commencing suspension and delisting procedures. The Company has responded to the notification letter, informing the NYSE of the Company’s intent to cure the deficiency.

Sale of DDD Energy

On July 3, 2002, DDD Energy entered into a Purchase and Sale Agreement with Rising Star Energy L.L.C. for the sale of a majority of the oil and gas exploration and production properties and related assets of DDD Energy. The transaction closed on August 2, 2002. After adjustments, the Company received cash proceeds of $23.8 million with a final adjustment, if any, to be made within 90 days following closing. The purchase agreement grants Rising Star an option, exercisable within 30 days of closing, to purchase additional oil and gas assets of DDD Energy and another subsidiary of the Company for up to $15 million, or to enter into a joint venture arrangement with the Company related to these assets.

Litigation

The Company is a party to a significant number of shareholder and derivative lawsuits and lawsuits with former executive officers and directors. The Company intends to vigorously defend these lawsuits and pursue any available counterclaims. Please Read Item 3 “Legal Proceedings”.

Description of Operating Groups

Seismic Data Group

The Company’s Seismic Data Group markets licenses to seismic data from its library to the oil and gas industry. The Company’s data library includes two-dimensional (“2D”), three-dimensional (“3D”) and multi-component data, in both the onshore and offshore segments. The Company has a strong market position in the United States and Canadian markets because of its ownership in 1.1 million linear miles of two-dimensional and 26,000 square miles of three-dimensional seismic data. Revenue from the Seismic Data Group and their percentage of total revenue of the Company for the years ended December 31, 2001, 2000 and 1999 were $115,238,000 (85%), $113,887,000 (82%) and $109,671,000 (85%), respectively.

The Seismic Data Group actively markets data from its library for resale under non-exclusive, non-transferable license agreements using an aggressive marketing strategy combined with geophysical expertise. The Company’s customers may not assign or transfer a seismic data license. In the event of a merger or acquisition of an existing customer, the surviving entity generally must pay a fee to relicense any data it wants to continue to use. The Company’s marketing philosophy is that seismic data must be sold actively as opposed to waiting passively for customer purchases. The Seismic Data Group has a team of dedicated marketing specialists who maximize license sales opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.

Within the seismic industry in general, there are two broad approaches to data initiation: (i) there are speculative shoots, where a company will proceed regardless of the level of underwriting (surveys shot with less than 50% underwriting are usually referred to as “speculative shoots”), and (ii) there are surveys which will not be started unless there is a minimum underwriting level achieved (normally 50% or higher). The Seismic Data Group initiates new data surveys using this “minimum funding” approach, where the Company usually targets 65% as the acceptable threshold. The Company does not initiate speculative shoots, as it believes the risks to generating an acceptable financial return on these type of projects are too high. Seitel employs a group of experienced geoscientists who design seismic programs and manage the field acquisition and data processing centers for our clients to assure customer satisfaction.

The Company’s data library is concentrated primarily in the major North American oil and gas producing areas. The main areas of focus include the onshore, offshore and transition zone of the U.S. Gulf of Mexico extending from Texas to Florida, onshore East Texas and the Rocky Mountain region. In addition, the Company’s international seismic surveys are concentrated in Western Canada and the Continental Shelf offshore the United Kingdom and Ireland.

Three-dimensional seismic data provides a graphic depiction of the earth’s subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter’s ability to evaluate the probability of the existence and location of oil and gas deposits. The proper use of 3D surveys can significantly increase drilling success rates and, correspondingly, significantly lower exploration and development finding costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data remains economically more efficient for preliminary, broad-scale exploration evaluation as well as in determining the location and design of 3D surveys. The 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential and success.

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

Seitel Solutions

Since September 2000, the Company has been developing proprietary software, technology, and business methods (the “Solution”) that will enable its clients to access and interact, via a standard web browser and the Internet, with its seismic data library. During 2000, the Company acquired the rights to certain software that aided in the development of the Solution; and during 2001, the Company continued to develop the Solution. On March 12, 2002, the Company opened a state-of-the-art data technology center in Houston, Texas. In April 2002, the Company opened a second state-of-the-art data technology center in Calgary, Alberta, Canada.

Through Seitel Solutions’ data technology centers, the Company will be able to offer the following services: (1) online licensing of seismic data and oil and gas attribute products; (2) licensing of software; (3) hosted services on the internet; (4) turnkey/enterprise installations on third party premises; (5) data storage and management services; and (6) data management consulting services. The Company believes that these expanded services create new market opportunities in the U.S., Canada and other international markets.

The E&P Group

The E&P Group engages in the exploration for and production of oil and gas. The E&P Group participates in these projects as a working interest owner, sharing costs and revenue of oil and gas exploration and production projects with other oil and gas companies. Revenue from the E&P Group and their percentage of total revenue for the years ended December 31, 2001, 2000 and 1999 totaled $21,091,000 (15%), $24,435,000 (18%) and $19,036,000 (15%), respectively. On July 3, 2002, DDD Energy entered into a Purchase and Sale Agreement with Rising Star Energy, L.L.C. for the sale of a majority of the oil and gas exploration and production properties and related assets of DDD Energy. The transaction closed on August 2, 2002. After adjustments, the Company received cash proceeds of $23.8 million with a final adjustment, if any, to be made within 90 days following closing. The purchase agreement grants Rising Star an option, exercisable within 30 days of closing, to purchase additional oil and gas assets of DDD Energy and another subsidiary of the Company for up to $15 million, or to enter into a joint venture arrangement with the Company related to these assets.

Customers

The Company markets its seismic data to major and independent oil and gas companies. The Company generally markets its quantities of oil and gas to numerous purchasers through the operators of its oil and gas properties. During 2001, 2000 and 1999, no one customer accounted for more than 10% of the Company’s revenue. The Company does not believe that the loss of any single customer would have a material adverse impact on its seismic or oil and gas business.

Competition

        The creation and licensing of seismic data are highly competitive. There are a number of independent oil-service companies that create and market data, and numerous oil and gas companies create seismic data and maintain their own seismic data libraries which they offer for licensing. The Company’s largest competitors, most of whom are engaged in acquiring seismic data as well as maintaining a data library, are: Petroleum Geo-Services, WesternGeco, TGS Nopec, Veritas DGC and Compagnie Generale de Geophysique. The Company has positioned itself to take advantage of the increased outsourcing trend by exploration and production companies for their seismic data services. In addition, the Company believes it can compete favorably because of the breadth of its data library, the expertise of its marketing staff and the technical proficiency and exploration experience of its geoscientists. These resources enable the Company to provide high-quality service and to create and market high-grade data which enhances explorationists’ success in finding hydrocarbons.

In the oil and gas exploration and production business, there are numerous exploration and production companies competing for the acquisition of mineral properties.

Seasonality and Timing Factors

The Company’s results of operations can fluctuate from quarter to quarter. The fluctuations are caused by a number of factors.

With respect to seismic licensing revenue, the Company’s results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in either equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, the Company’s revenue recognition policy under certain data licensing contracts is dependent upon when the customer selects the data. As a result, the Company’s seismic data revenue does not necessarily flow evenly or progressively on a sequential quarterly basis during the year. In addition, certain weather-related events may delay the creation of seismic data for the Company’s library during any given quarter. Although the majority of the Company’s seismic resales are under $500,000 per sale, occasionally a single data resale from the Company’s library, including those resulting from the merger and acquisition of the Company’s oil and gas company customers, can be as large as $5 million or more. Such large resales can materially impact the Company’s results during the quarter in which they occur, creating an impression of a trend of increasing revenue that may not be achieved in subsequent periods.

Employees

As of December 31, 2001 and August 15, 2002, the Company and its subsidiaries had 188 and 165 full-time employees, respectively. None of the Company’s employees are covered by collective bargaining agreements.

Other

The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

The following table gives an overview of the structure of the Company. All subsidiaries are directly or indirectly wholly owned unless separately noted.

Name of Subsidiary	Incorporated In
**African Geophysical, Inc.	Cayman Islands
**Alternative Communication Enterprises, Inc.	Texas
Datatel, Inc.	Delaware
DDD Energy, Inc.	Delaware
**EHI Holdings, Inc.	Delaware
Endeavor Exploration LLC	Delaware
Energy Venture Holdings LLC	Delaware
**Exsol, Inc.	Delaware
**Geo-Bank, Inc.	Texas
Matrix Geophysical, Inc.	Delaware
N360X, L.L.C.	Texas
Olympic Seismic Ltd.	Alberta, Canada
SEIC, Inc.	Delaware
SEIC Business Trust	Canadian business trust
SEIC Holdings Ltd.	Alberta, Canada
SEIC L.L.C.	Delaware
SEIC Partners Limited Partnership	Alberta, Canada limited partnership
SEIC Trust Administration, Ltd.	Alberta, Canada
Seitel Canada Holdings, Inc.	Delaware
Seitel Canada, L.L.C.	Delaware
Seitel Data Corp.	Delaware
Seitel Data, Ltd.	Texas limited partnership
Seitel Delaware, Inc.	Delaware
**Seitel Gas & Energy Corp.	Delaware
**Seitel Geophysical, Inc.	Delaware
Seitel IP Holdings, LLC	Delaware
Seitel International, Inc.	Cayman Islands
Seitel Management, Inc.	Delaware
Seitel Natural Gas, Inc.	Delaware
Seitel Offshore Corp.	Delaware
Seitel Power Corp.	Delaware
Seitel Solutions Canada Ltd.	Alberta, Canada
Seitel Solutions, Inc.	Delaware
Seitel Solutions, L.L.C.	Delaware
Seitel Solutions, Ltd.	Texas limited partnership
Seitel Solutions Holdings, LLC	Delaware
SI Holdings, G.P.	Delaware
Seitel International, CV	Netherlands
**Vision Energy, Inc.	Delaware(1)
818312 Alberta Ltd.	Alberta, Canada

(1)	Seitel, Inc. owns 19%
**	Dormant

Item 2.    Properties

The Company leases office and warehouse space principally in Houston and Calgary. The Company also owns warehouse space in Calgary. The size and condition of the spaces are appropriate for the Company’s business.

The Company, through its E&P Group, participates in oil and gas exploration and development efforts. For estimates of the Company’s net proved and proved developed oil and gas reserves as of December 31, 2001, see Note T to the Company’s Consolidated Financial Statements. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in Note T to the Company’s Consolidated Financial statements represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and liquids, including crude oil, condensate and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

The following table sets forth the number of productive oil and gas wells (including producing wells and wells capable of production) in which the Company owned an interest as of December 31, 2001. As noted above under “The E&P Group”, DDD Energy sold a majority of its oil and gas properties and related assets on August 2, 2002. Gross oil and gas wells include five with multiple completions. All of the wells are operated by the Company’s oil and gas company partners. A “gross” well is a well in which the Company owns a working interest. “Net” wells refer to the sum of the fractional working interests owned by the Company in gross wells.

	Gross Wells	Net Wells
Oil	13	3.11
Gas	58	15.57

The following table sets forth the number of net wells drilled in the last three fiscal years and in which the Company participated.

	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
2001
Texas	.20	.15	.35	.67	.21	.88
Mississippi	2.80	—	2.80	—	—	—
Louisiana	.25	.25	.50	.33	—	.33
California	2.80	.13	2.93	—	—	—
2000
Texas	1.78	.25	2.03	1.24	—	1.24
Mississippi	.80	.40	1.20	—	—	—
Louisiana	—	.49	.49	—	—	—
California	2.33	.48	2.81	—	—	—
1999
Texas	1.14	.28	1.42	1.09	—	1.09
Louisiana	.52	—	.52	—	—	—
California	.30	—	.30	—	—	—

As of December 31, 2001, the Company was not participating in the drilling of any wells.

The following table sets forth certain information regarding the Company’s developed and undeveloped lease acreage as of December 31, 2001. “Gross” acres refer to the number of acres in which the Company owns a working interest. “Net” acres refer to the sum of the fractional working interests owned by the Company in gross acres.

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

	Net Production		Average Production Cost per Mcfe	Average Sales Price
Year Ended December 31,	Oil (Mbbls)	Gas (Mmcf)		Oil (Bbls)	Gas (Mcf)
2001	278	3,157	$.88	$21.73	$4.74
2000	303	4,390.78		27.09	3.65
1999	346	5,693.61		16.35	2.28

Item 3.    Legal Proceedings

The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The complaints generally allege that during proposed class periods of May 5, 2000 through May 3, 2002, or July 13, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys’ fees. The Court has set a hearing for August 30, 2002 on several motions for appointment of lead plaintiff and approval of lead counsel for plaintiffs. By agreement of the parties, the defendants are not required to answer or otherwise respond until after the court selects lead plaintiff and lead counsel and the plaintiffs file a consolidated amended complaint. No discovery has been conducted. The Company intends to vigorously defend these lawsuits.

        The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Steiglitz, Zeidman, Fiur, and Seitel, Inc., No. 2002-39404, In the District Court of Harris County, Texas, 151st Judicial District; Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Steiglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Steiglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young, LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The Plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company and its shareholders by failing to maintain adequate accounting controls and by using improper accounting and, as applicable, auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments, exemplary damages, attorneys’ fees, experts’ fees and costs. The Company’s board of directors has appointed a special litigation committee, which is conducting an independent investigation of the allegations asserted in the derivative lawsuits, which it expects to be completed in September 2002. No discovery has been conducted. The defendants presently intend to seek to have all of the derivative cases stayed, including discovery that has been served in the Talley case, pending completion of that investigation.

The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company believes that neither its board of directors nor any of its committees approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman’s resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. Mr. Pearlman has filed counterclaims asserting that the board of directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to be realigned as the plaintiff in the action, and seeks actual damages in an amount exceeding $4,000,000, punitive damages, attorneys’ fees, costs and expenses. No discovery has been conducted. The Company intends to vigorously pursue its claims and defend against the counterclaims.

The Company has been sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination. The Company terminated her employment for what it believes is “cause” under her contract, and the Company believes that she is entitled to no recovery on her suit. The Company has filed a counter suit against Ms. Valice seeking to recover over $621,000 in unearned advances she received from the Company and has failed to repay. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame filed suit against the Company alleging a breach of his employment contract by virtue of his asserted termination. He also alleges a press release announcing his resignation and advising that the Company was investigating possible misappropriation of corporate funds for personal use by him was defamatory. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses including the fact that the allegedly defamatory statements are true or substantially true and that its publication was privileged. The Company also filed a counter suit to recover the approximately $4,200,000 in corporate funds that the Company believes he inappropriately converted for his personal use and benefit. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

The litigation referred to above is in its early stages. Accordingly, the Company is unable to determine a range of contingent liabilities associated with such litigation. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into could be material to the Company’s financial statements for any particular reporting period.

        The Company is currently a party to a dispute with Winthrop Resources Corporation (“Winthrop”) arising out of an equipment lease signed by the parties in October 2001. The Company sought to lease a majority of the equipment needed to establish and operate certain data centers from Winthrop. Based on representations from Winthrop, the Company expected to receive an operating lease, but the Company determined the lease was, in fact, a capital lease. Winthrop alleges that the Company’s restatement of its financial statements was a material adverse event and thus prevented further leasing. The Company made all monthly payments called for under the lease until the July 1, 2002 payment, at which time the Company suspended payment. The Company filed an application for a temporary restraining order on July 12, 2002, which was granted on that same day, seeking to enjoin Winthrop from repossession of certain equipment pending the hearing on the application for a temporary injunction which hearing was set for August 9, 2002, but was postponed by the parties. Winthrop filed suit in Minnesota state court on July 15, 2002 in which it seeks contractual damages and return of the leased equipment. Winthrop asserts the case in Texas should be dismissed because the parties agreed in the lease that venue would be in Minnesota. That motion to dismiss was scheduled to be heard at the August 9 hearing, but now is rescheduled to begin August 30, 2002. The Company and Winthrop recently entered into a standstill agreement in both the Texas and Minnesota actions so they can explore a settlement. No settlement agreement has been executed, although discussions continue. The standstill agreement expires at the resolution of the August 30 hearing.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2001.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s Common Stock is traded on the NYSE which is the Company’s principal exchange. The Company’s Common Stock is also traded on the Toronto Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock for 2002, 2001 and 2000 as reported by the NYSE.

	2002		2001		2000
	High	Low	High	Low	High	Low
First Quarter	$14.49	$8.05	$22.72	$16.29	$9.63	$6.50
Second Quarter	$11.45	$.95	20.16	13.03	9.50	5.88
Third Quarter	N/A	N/A	14.36	8.89	16.38	7.06
Fourth Quarter	N/A	N/A	14.20	9.55	19.75	13.25

On March 28, 2002 and August 15, 2002, the closing price for the Common Stock was $9.15 and $.55, respectively. To the best of the Company’s knowledge, there were approximately 903 and 907 record holders of the Company’s Common Stock as of March 28, 2002 and August 15, 2002, respectively.

The Company has received notification from the NYSE that it has fallen below the NYSE continued listing standards due to the Company’s stock trading at a price of below $1.00 per share for a consecutive 30-day trading period. In accordance with the rules and procedures of the NYSE, the Company has six months within which to cure this price per share deficiency, prior to the NYSE commencing suspension and delisting procedures. The Company has responded to the notification letter, informing the NYSE of the Company’s intent to cure the deficiency.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
		(Restated)
Statement of Operations Data:
Revenue(1)	$136,329	$138,322	$128,707	$144,857	$127,556
Expenses and costs:
Depreciation, depletion and amortization	60,713	62,897	59,624	69,890	49,679
Impairment of oil and gas properties	40,433	—	—	—	9,560
Cost of sales	5,465	5,570	5,016	4,874	17,953
Selling, general and administrative	36,828	33,131	28,587	26,599	23,043
Special charges	1,265	—	—	—	—
Expenses related to delayed DDD Energy, Inc. offering	—	958	—	—	—
Restructuring charge	—	4,394	—	—	—

	144,704	106,950	93,227	101,363	100,235

(Loss) income from operations	(8,375)	31,372	35,480	43,494	27,321
Interest expense, net	(13,102)	(12,106)	(11,077)	(5,540)	(3,554)
Dividend income	—	22	—	—	—
Equity in earnings (loss) of affiliate	—	—	(91)	222	146
Impairment due to dividend distribution of affiliate stock	—	—	(7,794)	—	—
Gain on sale of subsidiary stock		—	—	—	18,449
Increase (decrease) in underlying equity of affiliate	—	—	—	(193)	10,750
Extinguishment of volumetric production payment	—	—	—	—	(4,133)

(Loss) income before provision for income taxes	(21,477)	19,288	16,518	37,983	48,979
(Benefit) provision for income taxes	(6,484)	7,578	7,138	13,623	17,422

(Loss) income before cumulative effect of accounting change	(14,993)	11,710	9,380	24,360	31,557
Cumulative effect on prior years of change in revenue recognition, net of tax benefit of $8,859	—	(14,219)	—	—	—

Net (loss) income	$(14,993)	$(2,509)	$9,380	$24,360	$31,557

	Year Ended December 31,
	2001	2000	1999	1998	1997
		(Restated)
Statement of Operations Data:
Earnings (loss) per share:(2)
Basic:
(Loss) Income before cumulative effect	$(.60)	$.49	$.39	$1.07	$1.48
Cumulative effect of accounting change	—	(.59)	—	—	—

Net (loss) income	$(.60)	$(.10)	$.39	$1.07	$1.48

Diluted:
(Loss) income before cumulative effect	$(.60)	$.49	$.39	$1.05	$1.43
Cumulative effect of accounting change	—	(.59)	—	—	—

Net (loss) income	$(.60)	(.10)	$.39	$1.05	$1.43

Weighted average shares:(2)
—Basic	24,986	23,909	23,863	22,720	21,380
—Diluted	24,986	24,090	24,063	23,124	22,050
EBITDA(4)	$92,771	$99,621	$95,104	$113,384	$84,436

	As of December 31,
	2001	2000	1999	1998	1997
		(Restated)
Balance Sheet Data:
Seismic data library, net	$455,845	$362,603	$329,885	$262,950	$180,936
Oil and gas properties, net	89,370	141,658	150,166	148,977	112,915
Total assets	661,469	599,131	555,919	495,767	365,682
Total debt	268,350	206,598	225,223	150,690	90,566
Stockholders’ equity	243,587	253,590	243,024	237,587	207,273
Stockholders’ equity per common share outstanding at December 31	$9.71	$10.28	$10.30	$10.05	$9.26
Common shares outstanding at December 31(2)(3)	25,075	24,671	23,605	23,629	22,373

(1)	Non-cash revenue and the percentage of total revenue for the five years ended December 31, 2001 are $18,219,000 (13.4%), $7,330,000 (5.3%), $8,989,000 (7.0%), $1,140,000 (.9%) and $0, respectively.
(2)	All number of shares and per share amounts have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend in December 1997.
(3)	Net of treasury shares.
(4)
“EBITDA” is earnings before special items, equity in earnings (loss) from affiliate, interest expense, depreciation, depletion, amortization, taxes, impairment charges, and cumulative effect of accounting changes. EBITDA includes non-cash earnings. EBITDA should not be interpreted as a measure of operating results, cash flows provided by operating activities, a measure of liquidity, or as an alternative to any generally accepted accounting principle measure of performance. The Company is reporting EBITDA because it is a widely used financial measure of the potential capacity of a company to incur and service debt. The Company’s reported EBITDA may not be comparable to similarly titled measures used by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward Looking Statements

Statements contained in this Report about Seitel’s future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. These statements represent Seitel’s reasonable belief and are based on Seitel’s current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel’s control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas business or the economy generally, changes in the exploration budgets of the Company’s seismic data and related services customers, actual customer demand for the Company’s seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, and the effect on our reported operating results and stock price as a result of the Company’s restatement of financial statements, as well as any litigation or action taken as a result of the Company’s non-compliance with its debt covenants. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

Basis of Presentation of Our Financial Statements

The Company’s financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company is not in compliance with various covenants in its debt agreements. The independent auditors’ report on the Company’s 2001 financial statements contains a “going concern” qualification based on the Company’s non-compliance with its debt agreements, which indicates their belief that there is substantial doubt about the Company’s ability to continue to recover assets and satisfy liabilities in the normal course of business. The Company’s independent auditors have advised the Company that, if its non-compliance with its debt agreements is not satisfactorily resolved, its report relative to the Company’s December 31, 2002 financial statements would include a “going concern” qualification. The Company is working with its lenders toward a long-term modification of the Senior Note Agreements, but there can be no assurance that the Company will be successful in its negotiations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of the uncertainty.

Because of the level of the Company’s debt and the Company’s non-compliance with certain covenants, (1) a substantial portion of the Company’s cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, (2) the Company’s ability to obtain additional financing in the future may be limited, and (3) the Company’s flexibility in reacting to changes in the operating environment and economic conditions may be limited. If the Company is unable to successfully conclude its negotiations with its lenders, it may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring its debt or other obligations and seeking additional equity capital. The Company may not be able to take any of these actions on satisfactory terms or at all.

As a result of the Company’s current financial condition and the possibility that the Company may be unable to satisfy its future obligations, certain customers of the Company have refused to enter into large data licensing agreements for delivery of future data and some contractors have refused to provide services to the Company without receiving payment in advance. A significant loss of customers or agreements with contractors may have a material adverse effect on the financial condition of the Company.

Restatement of Financial Statements

Effective for the year ended December 31, 2001, the Company has determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000.

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

The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001 and 2000, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition services. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company has determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company’s recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company’s amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to certain data acquisition contracts for the nine months ended September 30, 2001 and the year ended December 31, 2000 are summarized in the tables on the following pages.

Accordingly, such financial statements have been restated as follows:

	Nine Months Ended September 30, 2001 (Unaudited)
	As Reported	Adjustments for Data Licensing Agreements	Adjustments for Data Acquisition Contracts	As Restated
	(in ‘000’s except per share amounts)
Statements of Operations Data:

Revenue	$140,775	$(31,203)	$(11,491)	$98,081 (1)

Depreciation, depletion & amortization	61,872	(13,433)	(5,528)	42,911
Cost of sales	4,182	—	—	4,182
SG&A expense	29,868	(2,115)	(57)	27,696
Impairment of oil and gas properties	30,038	—	—	30,038
Special charges	1,130	—	—	1,130

Income (loss) from operations	13,685	(15,655)	(5,906)	(7,876)
Interest expense, net	(9,515)	—	72	(9,443)
(Provision) benefit for income taxes	(1,398)	5,078	2,042	5,722

Net income (loss).	$2,772	$(10,577)	$(3,792)	$(11,597)

Net income (loss) per share:
Basic	$0.11	$(.42)	$(.15)	$(0.46)
Diluted	$0.11	$(.42)	$(.15)	$(0.46)

Balance Sheet Data:

Cash and cash equivalents	$5,572	$—	$—	$5,572
Receivables	58,162	—	—	58,162
Seismic data library, net	401,967	30,609 (2)	(5,615)	426,961
Property and equipment, net	123,660	—	—	123,660
Prepaid expenses and deferred charges	6,203	6,229	14	12,446

Accounts payable and accrued liabilities	43,182	—	—	43,182
Deferred income taxes	24,389	(17,857)	(2,042)	4,490
Deferred revenue	1,093	87,683 (3)	233	89,009
Retained earnings	132,315	(33,503)	(3,792)	95,020
Accumulated other comprehensive loss	(2,822)	515	—	(2,307)

(1)	Non-cash revenue and the percentage of total revenue are $12,408,000 and 12.7%, respectively.
(2)	Represents reduction in accumulated amortization due to deferral of revenue.
(3)	The impact of the data licensing revisions on deferred revenue includes approximately $57 million related to the cumulative effect of periods prior to 2001.

	Year Ended December 31, 2000
	As Reported	Adjustments for Data Licensing Agreements	Adjustments for Data Acquisition Contracts	As Restated
	(in ‘000’s except per share amounts)
Statements of Operations Data:
Revenue	$163,811	$(19,599)	$(5,890)	$138,322 (1)
Depreciation, depletion & amortization	73,709	(8,054)	(2,758)	62,897
Cost of sales	5,570	—	—	5,570
SG&A expense	34,790	(1,476)	(183)	33,131
Other	5,352	—	—	5,352

Income (loss) from operations	44,390	(10,069)	(2,949)	31,372
Interest expense and other, net	(12,184)	—	100	(12,084)
(Provision) benefit for income taxes	(11,789)	3,215	996	(7,578)
Cumulative effect of accounting change	—	(14,219)	—	(14,219)

Net income (loss)	$20,417	$(21,073)	$(1,853)	$(2,509)

Net income (loss) per share:
Basic	$0.85	$(.88)	$(.07)	$(0.10)
Diluted	$0.85	$(.88)	$(.07)	$(0.10)
Balance Sheet Data:
Cash and cash equivalents	$10,216	$—	$—	$10,216
Receivables	69,740	—	—	69,740
Seismic data library, net	345,201	18,855 (2)	(1,453)	362,603
Property and equipment, net	145,655	—	—	145,655
Prepaid expenses and deferred charges	4,716	4,093	79	8,888
Accounts payable and accrued liabilities	49,736	—	—	49,736
Deferred income taxes	30,412	(11,944)	(996)	17,472
Deferred revenue	2,975	55,773 (3)	1,477	60,225
Retained earnings	129,543	(21,073)	(1,853)	106,617
Accumulated other comprehensive income (loss)	(381)	190	—	(191)

(1)	Non-cash revenue and the percentage of total revenue are $7,330,000 and 5.3%, respectively.
(2)	Represents reduction in accumulated amortization due to deferral of revenue.
(3)	The impact of the data licensing revisions on deferred revenue includes approximately $36 million related to the cumulative effect of periods prior to 2000.

While the above revisions reduced reported revenues and net income for the nine months ended September 30, 2001 and the year ended December 31, 2000, they had no effect on the cash received by the Company during those periods.

At December 31, 2001, the Company had a deferred revenue balance of $97,330,000, of which $47,708,000 resulted from non-cash transactions through which the Company received ownership of seismic data in lieu of cash. Of the remaining deferred revenue balance of $49,622,000 at December 31, 2001, approximately $27,593,000 or 56% has been collected. The total deferred revenue at December 31, 2001, consists of: $4.4 million deferred revenue existing at December 31, 1999; $36.0 million resulting from the cumulative effect for periods prior to January 1, 2000, of the adoption of the new accounting policies; $19.8 million resulting from the net effect in 2000 of the adoption of the new accounting policies; and $37.1 million resulting from the net effect in 2001 of the adoption of the new accounting policies. The 2000 and 2001 deferred revenue is net of revenue realized from the selection of data or expiration of contracts during those periods from previously deferred revenue. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the data licensing contracts, whichever occurs first. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period, although some revenue may be recognized earlier if selection occurs earlier (in thousands):

2002	$25,000
2003	19,000
2004	17,000
2005 and thereafter	21,330

The remaining approximately $15,000,000 will be spread throughout the above periods depending upon the customers’ needs.

Significant Accounting Policies

Revenue Recognition

Revenue from Data Acquisition

Revenue from the creation of new seismic data under the Company’s acquisition contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred to date as a percentage of total estimated costs. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers paying 65% or more of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs to be incurred. These payments are non-refundable once the costs of creation are incurred. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired, processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired, processed data for a limited term, which is generally less than nine months after final delivery of the processed data. The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a long-term (generally twenty years or more) license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers’ exclusivity ends.

Revenue from Data Licenses

The Company licenses data from its seismic data library to customers under four basic forms of contracts.

Under the first form of contract, the customer licenses and selects data from the data library at the time of contracting.

Under the second form of contract, referred to as a “review and possession contract”, the customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

Under the third form of contract, referred to as “library card” contracts, the customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The lengths of the selection periods under the library card contracts vary.

Under the fourth form of contract, referred to as a “review only” contract, the customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company’s contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non-cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. The contracts permit selection of the data in its present form and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms are included, upon which revenue would be deferred until performance is met. The customers’ rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

Before 2000, under the Company’s interpretation of accounting principles generally accepted in the United States in effect at that time, the Company recognized revenue when it had a contract with its customer for a fixed sales price, a license agreement was in place, collectibility was reasonably assured and the seismic data was available for use by the customer. Effective January 1, 2000, revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company then recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is completed. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs related to the revenue. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

Revenue from Non-Cash Data Licenses

In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges and are valued at the fair value of the data received or delivered, whichever is more readily determinable. The Company determines fair value for the data exchanged by first determining the value of the license granted to the customer. It does so by looking at the range of cash transactions by the Company for licenses of similar data during either the prior six months (for licenses in the United States), or the prior twelve months (for licenses in Canada). In looking at the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In significant exchanges, the Company also engaged either Bella Geo Technical Services Ltd. or Boyd Exploration Consultants Ltd. as an independent third party to confirm for fairness the Company’s valuation of the data received. In the United States, the Company applies a cap on the value it will assign per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In 2001, the Company obtained third party fairness opinions on all non-cash exchanges valued at $800,000 or more. In the future, the Company will obtain third party fairness opinions on all non-cash exchanges of $500,000 or more. The Company intends to obtain these opinions on an annual basis, usually in connection with the preparation of its annual financial statements.

Revenue from non-cash exchanges is recognized under the same method as the Company’s data licensing contracts. Therefore, as a result of the Company’s restatement of its financial statements, some non-cash revenue has been deferred until selection of specific data is made by the customer. In 2000, the Company entered into non-cash exchanges valued at a total of $12.4 million of which $5.4 million was deferred at December 31, 2001. In 2001, the Company entered into non-cash exchanges valued at $57.0 million of which

$50.0 million was deferred at December 31, 2001. The Company’s method of valuing its non-cash transactions has not been changed due to the restatement.

In its non-cash exchanges, the Company is selling its customer licenses to data from the Company’s data library. In exchange it receives ownership of data, that it does not own or to which it does not have full marketing rights. Although the customer may also retain a license to the data it is transferring to the Company, the data licensed by the Company from its library is distinct from the data received from the customer. Thus, in exchange for a license to data, the Company receives ownership of distinct data to be added to its library and, therefore, the exchange is not a “like-kind” exchange.

Revenue from Oil and Gas Operations

The Company uses the sales method of accounting for its oil and gas revenue. Under this method, revenue is recognized based on actual volumes of oil and gas sold to purchasers. The volumes of oil and gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties, which historically, has not been significant.

Amortization of Seismic Data Library

In accordance with its business model, the Company undertakes seismic data creation programs and purchases existing seismic data programs in instances where it is expected that the amount of total licensing fees from the program will equal at least twice the program’s cost.

When undertaking seismic data creation programs, the Company subcontracts third parties to shoot the seismic data. By outsourcing this service, the Company is able to choose if and when to create new seismic data and generally does so when it has received customer underwriting of 65% or more of the direct creation costs of the data. The Company is also able to use the latest technology available without buying the equipment necessary to create the data. Other seismic companies, which own and operate seismic crews, equipment or vessels, not only contract those resources to third parties, but may also use those resources to create speculative data, which has little or no customer underwriting. The Company does not engage in speculative data creation projects. The Company believes its approach to creating new data only when there is customer demand for licenses to the data and future marketability is high causes its data to have a longer sales life than that of other seismic companies.

The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized based on the proportion of revenue for a period to total revenue, as estimated by management. Because the Company generally receives significant underwriting revenue under its seismic data creation programs, amortization of approximately 30% of the cost of the program is recorded during data creation along with the recording of revenue from that program. Although the data may be marketed for a longer period, the Company expects the majority of sales to occur during the first ten years.

The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years, however, the costs of a significant purchase (greater than 5% of the net book value of the seismic data library) are amortized using the greater of the income forecast method or ten-year straight-line method. The Company generally amortizes purchased data evenly over ten years because it expects to generate revenue from purchased data consistently over ten years, unlike data created by the Company with specific customer underwriting, where the underwriting commitment results in higher initial sales.

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

The amount of seismic data amortization recorded each year fluctuates based on the amount of seismic revenue recognized and the mix of data to which the revenue relates. The data is amortized based on: (i) the income forecast method, which is generally used for created data or (ii) the ten-year straight-line method which is generally used for purchased data.

Results of Operations

The following table sets forth selected financial information (in thousands) for the periods indicated, and should be read in conjunction with the discussion below.

	2001	2000	1999
		(Restated)
Seismic:
Revenue	$115,238	$113,887	$109,671
Amortization	(48,216)	(51,347)	(49,375)
Cost of sales	(1,196)	(738)	(296)

Oil and Gas:
Revenue	21,091	24,435	19,036
Depletion	(10,640)	(10,376)	(9,093)
Impairment of oil and gas properties	(40,433)	—	—
Cost of sales	(4,269)	(4,832)	(4,720)

Other depreciation	(1,857)	(1,174)	(1,156)
Selling, general and administrative	(36,828)	(33,131)	(28,587)
Special charges	(1,265)	—	—
Expenses related to delayed DDD Energy, Inc. offering	—	(958)	—
Restructuring charge	—	(4,394)	—
Net interest expense	(13,102)	(12,106)	(11,077)
Dividend income	—	22	—
Equity in loss of affiliate	—	—	(91)
Impairment due to dividend distribution of affiliate stock	—	—	(7,794)

(Loss) income before provision for income taxes	(21,477)	19,288	16,518
Provision (benefit) for income taxes	(6,484)	7,578	7,138

(Loss) income before cumulative effect of accounting change	(14,993)	11,710	9,380
Cumulative effect on prior years of change in accounting principle for revenue recognition, net of tax	—	(14,219)	—

Net (loss) income	$(14,993)	$(2,509)	$9,380

Overview

Income before special items, impairment of oil and gas properties and cumulative effect of accounting change was $11,288,000, $16,023,000 and $14,446,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Special items for the year ended December 31, 2000, include a pre-tax restructuring charge of $4,394,000 related to reduction of management incentive bonus compensation and a pre-tax charge of $958,000 related to expenses incurred in connection with the now abandoned DDD Energy, Inc. initial public offering. Special items for the year ended December 31, 1999, include a pre-tax loss of $7,794,000 related to an impairment due to the dividend distribution of affiliate stock.

Seismic

        Oil and gas companies consider seismic data an essential tool for finding hydrocarbons. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. By properly utilizing seismic data, oil and gas companies can significantly increase drilling success rates and reduce the occurrence of dry holes. By participating in multi-client surveys, oil and gas companies can obtain access to expensive surveys that they could not otherwise afford. Further, seismic data can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or “step-out,” locations that would not otherwise be apparent.

The Company generates seismic revenue by licensing data from its existing data library and from new data acquisitions conducted for our customers. Revenue from the seismic division was $115,238,000, $113,887,000 and $109,671,000 during 2001, 2000 and 1999, respectively. The increase in total seismic division revenue between years was due to an increase in revenue from licensing of existing data from the Company’s data library, which was partially offset by a decrease in revenue from new seismic data creation. Additionally, library sales include revenue resulting from the merger and acquisition of some of the Company’s oil and gas company customers. In these instances, the data was relicensed due to the nontransferability of the original license. Seismic division revenue includes $18,219,000 and $7,330,000 from non-cash data transactions during 2001 and 2000, respectively. The increase in non-cash licensing revenue from 2000 to 2001 was due to an increase in non-cash licenses in 2001 under which data selections occurred in 2001 and an increase in selections of data under non-cash license transactions entered into in 1999 and 2000.

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

Oil and Gas

Net volume and price information for the Company’s oil and gas production for the years ended December 31, 2001, 2000 and 1999 is summarized in the following table:

	Year Ended December 31,
	2001	2000	1999

Natural gas volumes (mmcf)	3,157	4,390	5,693
Average natural gas price ($/mcf)	$4.74	$3.65	$2.28
Crude oil/condensate volumes (mbbl)	278	303	346
Average crude oil/condensate price ($/bbl)	$21.73	$27.09	$16.35

Oil and gas revenue was $21,091,000, $24,435,000 and $19,036,000 during 2001, 2000 and 1999, respectively. The decrease in oil and gas revenue from 2000 to 2001 resulted from lower production volumes due to property sales and normal production declines, and lower oil prices. These decreases offset the increase in pricing of natural gas from 2000 to 2001. The increase in oil and gas revenue from 1999 to 2000 was due to higher market prices in 2000 offset by lower production volumes. The decline in oil and gas production was primarily due to the effect of the sale of a group of wells in August 2000 and July 1999, some of which were producing, as well as normal production declines on several of the Company’s older wells. Production from new wells drilled in 2000 partially offset these declines.

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

Corporate and Other

The Company’s selling, general and administrative expenses were $36,828,000 in 2001, $33,131,000 in 2000 and $28,587,000 in 1999. The increase from 2000 to 2001 primarily resulted from an increase in overhead costs due to the growth of the Company, including overhead costs associated with its wholly owned subsidiary, Seitel Solutions, and international business development. These increases were partially offset by a decrease in compensation payable on pre-tax profits resulting from the restatement of the Company’s financial statements and impairment of oil and gas properties recorded by the Company during 2001. The increase from 1999 to 2000 was primarily due to an increase in fixed costs due to the growth of the Company, as well as an increase in variable expenses related to increased revenue. These increases were partially offset by a decrease in management’s incentive compensation resulting from the restructuring that occurred in June 2000. As a percentage of total revenue, selling, general and administrative expenses were 27% in 2001, 24% in 2000 and 22% in 1999.

The Company’s interest expense was $13,898,000 in 2001, $13,068,000 in 2000 and $11,791,000 in 1999. The increase from 2000 to 2001 primarily relates to a decrease in the amount of interest capitalized. The increase from 1999 to 2000 primarily relates to $138 million in Series D, E and F Senior Notes being outstanding for the entire year in 2000, whereas in 1999, these notes were outstanding for 10½ months.

On April 22, 1999, the Board of Directors of the Company declared a dividend to its common stockholders consisting of 1,520,000 shares of the common stock of Eagle Geophysical, Inc. (“Eagle”) owned by the Company. The fair market value of the common stock of Eagle held by the Company on the date the dividend was declared was lower than the carrying value of the stock on the Company’s balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the year ended December 31, 1999.

The Company’s effective income tax rate was 30.2%, 39.3% and 43.2% for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in the effective tax rate from 2000 to 2001 was primarily due to foreign tax rate reductions enacted in 2001. The decrease in the effective income tax rate from 1999 to 2000 was primarily due to lower taxes on foreign earnings in 2000.

Special Items

In June 2002, the Company’s former president and chief executive officer, Paul Frame, resigned, and the Company’s former chief financial officer, Debra Valice, was terminated. In connection with the departure of these executives from the Company, the Company’s Board of Directors initiated an investigation into the possible improper conversion of corporate funds for personal use. Based on the results of the investigation, the Company believes that, during 2001, Mr. Frame caused the Company to pay $1.3 million in expenses that were personal in nature. These costs were previously reflected in “selling, general and administrative” expenses in its 2001 financial statements, but have been reclassified to “special charges”.

The Company is seeking reimbursement from Mr. Frame for these costs, and the Company believes it has meritorious arguments in its pursuit of reimbursement of these funds. Given the uncertainty surrounding the recovery of these costs, the Company has continued to report these costs as expenses for the applicable periods.

During the year ended December 31, 2000, the Company charged to expense costs totaling $958,000 that had been incurred in connection with the proposed initial public offering of its wholly owned subsidiary, DDD Energy, which was abandoned. In the third quarter of 2002, the Company sold the majority of DDD Energy’s assets and provided the purchaser with an option to acquire additional assets of DDD Energy and another of the Company’s oil and gas exploration and production subsidiaries.

On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in 2000 totaling $4,394,000 ($3,743,000, net of tax) to reflect the cost of the shares issued and the cash payments made. The terms of these restructured contracts provide for, subject to continued employment, (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, former Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, former Chairman of the Board, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The agreements provide that the Company will pay withholding taxes of 35% relating to these payments. The agreements also provide that the Company will make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned. Selling, general and administrative expenses for 2001 and 2000 include $1,850,000 and $1,425,000, respectively, related to these payments. As a result of the litigation with Mr. Pearlman, the annual payments due January 1, 2003 and 2004 have been suspended pending the outcome of the litigation. As a result of the resignation of Mr. Frame, the Company believes the annual payments for January 1, 2003 and 2004 are no longer due. The Company has reduced the annual payments to Mr. Calvert to $96,000 annually for the period from May 1, 2002 to June 30, 2003.
Liquidity and Capital Resources

The Company’s cash flow from operations was $48,487,000, $78,424,000 and $72,027,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 was primarily due to the following: (i) an increase in cash paid to suppliers and employees of approximately $10 million due to the overall growth of the Company, including Seitel Solutions, and international business development, (ii) an increase in non-cash revenue of approximately $11 million, (iii) an increase in Federal income taxes paid of approximately $6 million and (iv) a decrease in cash collected from customers of approximately $3 million. The increase from 1999 to 2000 was primarily attributable to an increase in cash received from customers resulting from the increase in revenue partially offset by an increase in interest expense and taxes paid.
-

On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that was to mature on June 29, 2004. The facility’s interest rate was determined by the ratio of the Company’s debt to EBITDA (earnings before interest, taxes, depreciation, deletion and amortization). Pursuant to the interest rate pricing structure, the interest rate would be set at LIBOR plus 1.75% or the bank’s prevailing prime rate plus 0.75%. As of December 31, 2001 and March 28, 2002, no amounts were outstanding and the Company had no availability on this revolving line of credit due to the Company’s non-compliance with certain covenants. The revolving line of credit was terminated in June 2002.

The Company’s wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers’ acceptances, or letters of credit. Prime based loans and bankers’ acceptances bear interest at the rate of the bank’s prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic’s assets, but is not guaranteed by the Company or any of its other United States subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank’s sole discretion. The anniversary date of the credit facility was May 16, 2002, which has been extended to August 31, 2002. The Company is currently in negotiations with the bank to renew this facility. As of March 28, 2002, no amounts were outstanding on this revolving line of credit. As of August 15, 2002, $799,000 was outstanding on this revolving line of credit. Olympic is not a party to any of the debt issued by Seitel, Inc.

On October 15, 2001, the Company completed the first funding, totaling $82 million, of a private placement of three series of unsecured Senior Notes totaling $107 million. The second funding, for an additional $25 million, was completed on December 27, 2001. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. Interest on the Series G, H and I Notes is payable semi-annually on April 15 and October 15. As of March 28, 2002 and August 15, 2002 the balance outstanding on the Series G, H and I Notes was $107 million.

On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of March 28, 2002 and August 15, 2002, the balance outstanding on the Series D, E and F Notes was $138 million.

On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes matured on December 30, 2001. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million which began on December 30, 1998. Interest on the Series B and C Notes is payable semi-annually on June 30 and December 30. As of March 28, 2002 and August 15, 2002, the balance outstanding on the Series B and C Notes was $10 million.

        The financial covenants in the Senior Notes and the Company’s now terminated Revolving Line of Credit Agreements include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with certain financial covenants in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 and the Revolving Line of Credit Agreement at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with certain financial covenants in these agreements at December 31, 2001. The Company received an amendment from the Senior Noteholders that waives noncompliance with certain covenants in the third and fourth quarters of 2001 and increases the ratio of debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

Effective June 21, 2002, the Company entered into a standstill agreement with its Senior Noteholders pursuant to which the Senior Noteholders agreed not to exercise remedies available to them under the Senior Note Agreements as a result of existing defaults until July 17, 2002. Effective as of July 17, 2002, the Company reached an agreement with the Senior Noteholders to extend the standstill agreement an additional 90 days until October 15, 2002. During the 90 day standstill period, various existing covenants are being suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Senior Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The standstill may terminate prior to October 15, 2002 if, among other things,

(i)  there is an event of default by the Company under the standstill agreement or any subsequent defaults under the existing Senior Note Agreements;

(ii)  the Company defaults on the payments of any non-excluded debt of $5,000,000 or more; or

(iii)  the Company does not provide the Noteholders with a form of business plan by August 19, 2002, and an acceptable business plan by August 31, 2002.

The Company is working with the Senior Noteholders toward a long-term modification of the Senior Note Agreements. If the Company is unable to obtain such long-term modifications, the Senior Noteholders could elect to accelerate the debt. Based on the Company’s current financial condition, if the debt were to be accelerated the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company would seek additional or replacement sources of financing. However, there can be no assurance that the Company would be able to obtain such financing on satisfactory terms or at all.

On August 28, 2001, the Company’s wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data some of which secures the debt. The term of the loan is three years, with maturity on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on March 28, 2002 and August 15, 2002 was $8,750,000 and $7,708,000, respectively. This term loan has similar financial covenants to the Company’s Revolving Line of Credit. As discussed above, the Company was not in compliance with the leverage ratio covenant and the interest coverage covenant at June 30, 2002 and March 31, 2002 and the leverage ratio covenant at September 30, 2001 and December 31, 2001. Additionally, the Company was not in compliance with the net worth covenant at June 30, 2002. The lender has issued a notice of a default but has not accelerated the debt.

During 2001, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreements are for terms of approximately two years. Monthly principal and interest payments total $102,000 and $355,000 at December 31, 2001 and June 30, 2002, respectively. The balance outstanding under these capital leases was $2,111,000 on March 28, 2002 and $6,028,000 on August 15, 2002. The Company has suspended payments on the leases due to a dispute with the lessor. Please read Item 3 “Legal Proceedings”.

On January 14, 2002, the Company’s wholly owned subsidiary, SEIC Business Trust (the “Trust”), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime based loans. Payments of $166,670 (Canadian dollars) are due on the last day of each month. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. The loans bear interest at the bank’s prime rate plus 0.50%. The facility is secured by the Trust’s assets and guaranteed by Olympic Seismic Ltd. and SEIC Holdings Ltd. The balances outstanding on this loan on March 28, 2002 and August 15, 2002 were $2,406,000 and $1,925,000, respectively.

On April 30, 2002, Olympic Seismic Ltd. (“Olympic”) entered into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada. Proceeds of the sale were $3.6 million (Canadian Dollars). The proceeds were used to pay off Olympic’s revolving line of credit and for general corporate purposes. The term of the lease is a 20-year capital lease with lease payments of: $336,000 (Canadian dollars) in years 1-5; $370,860 (Canadian dollars) in years 6-10; $409,500 (Canadian dollars) in years 11-15; and $452,340 (Canadian dollars) in years 16-20. The transaction resulted in a gain on the sale of $737,000 which has been deferred and is being recognized into income over the term of the lease.

From January 1, 2001, through March 28, 2002, and through August 15, 2002 the Company received $6,155,000 from the exercise of common stock purchase warrants and options. In connection with these exercises, the Company will also realize approximately $515,000 in tax savings.

During 2001, the Company sold various producing oil and gas wells and associated leaseholds for approximately $6.2 million, net of revenue and costs.

     On July 3, 2002, DDD Energy entered into a Purchase and Sale Agreement with Rising Star Energy, L.L.C. for the sale of a majority of the oil and gas exploration and production properties and related assets of DDD Energy. The transaction closed on August 2, 2002. After adjustments, the Company received cash proceeds of $23.8 million with a final adjustment, if any, to be made within 90 days following closing. The purchase agreement grants Rising Star an option, exercisable within 30 days of closing, to purchase additional oil and gas assets of DDD Energy and another subsidiary of the Company for up to $15 million, or to enter into a joint venture arrangement with the Company related to these assets.

During 2001, the Company repurchased 100,000 shares of its common stock in the open market at a cost of $1,405,000, pursuant to a stock repurchase program authorized by the Board of Directors in 1997. The Board has authorized expenditures of up to $25 million towards the repurchase of its common stock. As of March 28, 2002 and August 15, 2002 the Company has repurchased a total of 1,110,100 shares of its common stock at a cost of $12,529,000 since 1997 under this plan. Under the terms of the standstill agreement with the Noteholders, the Company is prohibited from repurchasing its common stock unless it obtains consent from the Noteholders.

During 2001, capital expenditures for seismic data, oil and gas property and other property and equipment amounted to $140,192,000, and $17,600,000 and $10,367,000, respectively. Of the $140,192,000 of seismic data additions in 2001, $79,803,000 were cash additions and $60,389,000 were for non-cash additions. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, proceeds from the sale of oil and gas properties, proceeds from the exercise of common stock purchase warrants and options, proceeds from the Senior Note offering and amounts available under the Company’s line of credit.

Currently, the Company anticipates capital expenditures for 2002 to total approximately $88 million, of which approximately $69 million will be for seismic data bank additions, approximately $12 million will be for computer equipment and data technology center related purchases and approximately $7 million will be for oil and gas exploration and development efforts. Of the anticipated seismic data additions of $69 million in 2002, the Company estimates that $47 million will be cash additions and $22 million will be non-cash additions. If the Company’s cash balances, revenue from operating sources and proceeds from the DDD Energy asset sale are not sufficient to fund the currently anticipated 2002 capital expenditures, general and administrative expenses and debt repayments or if the Company were to increase its planned capital expenditures for 2002, the Company could seek to obtain additional debt or equity financing during 2002. However, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms or at all. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or general and administrative expenses, and fund expenditures with cash flow generated from operating sources.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” effective for business combinations effected after June 30, 2001 and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and the adoption had no effect on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for the Company on January 1, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2003. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The Company applied this new standard on July 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Related Party Transactions

The Company owed Helm Capital Group, Inc. and its subsidiaries (“Helm”), a company that has an executive officer who is a former director of the Company, $49,000 and $16,000 as of December 31, 2001 and 2000, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $175,000, $117,000 and $115,000, for these general and administrative expenses during 2001, 2000 and 1999, respectively. Management believes that these expenses, which were specifically related to the Company’s business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

During 2001, the former chief executive officer received advances against bonus and commission payments that were contingent upon achieving $10 million in pre-tax profits during 2001. The former chief financial officer received advances against customary and anticipated bonus payments. The pre-tax profits threshold was not met in 2001. The Company initially determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes. However, during the course of a recent internal investigation, the Company discovered that the former chief executive officer and the former chief financial officer of the Company may have improperly converted corporate funds to their personal use, including certain unearned advances. The Company is seeking immediate reimbursement of these funds and has notified the SEC regarding its findings. The SEC’s Fort Worth District Office has informed the Company that it has initiated an informal inquiry into these events and the Company is fully cooperating with the inquiry.

The Company guaranteed borrowings up to $750,000 made by its former chief executive officer under a line of credit. The Company terminated its guaranty in June 2002. The Company is only obligated to make payment in the event of default by its former chief executive officer, who has defaulted on the making of his June payment of $10,000. At December 31, 2001 and August 15, 2002, $590,000 and $540,000, respectively, was outstanding on this line of credit. The bank has asserted that the Company is obligated to repay the outstanding principal amount and has accelerated the debt.

In October 2001, the Company guaranteed an institutional loan to its former chief operating officer and general counsel, now its chief executive officer. The original principal of $600,000 will be paid annually, based on amortization of 120 months, but is payable in full in October 2006. The Company also agreed to make payments of principal and interest on the loan during the officer’s employment by the Company. As long as the officer remains in the employ of the Company, his obligation to repay shall be forgiven ratably over 120 months; however, under certain conditions of termination, he will be required to reimburse the Company a pro rata portion of amounts paid by the Company on the indebtedness. Such proration is based on length of employment. The Company has a contractual right of offset against any compensation due from the Company to the officer for any amounts paid by the Company on the indebtedness.

Risk Factors

Any investment in our securities involves substantial risk. Investors should carefully consider, in addition to the other information contained in this report, the risks described below before making any investment decision.

The Company is not in compliance with certain covenants in its Senior Note Agreements.

If the Company is unable to obtain a long-term modification of its Senior Note Agreements, the Senior Note holders could elect to accelerate the debt. Based on the Company’s current financial condition, if the debt were to be accelerated, the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company would seek additional or replacement sources of financing. However, there can be no assurance that the Company would be able to obtain such financing on satisfactory terms or at all.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report on our 2001 financial statements, our auditors have expressed substantial doubt about our ability to continue as a going concern based on our non-compliance with our debt covenants, which means that there is substantial doubt about our ability to recover our assets and satisfy our liabilities in the normal course of business. In addition, our auditors have advised us that, if our non-compliance with our debt covenants is not satisfactorily resolved, their report on our 2002 financial statements will include a going concern modification.

The Company’s debt agreements and non-compliance with certain covenants may limit its flexibility in responding to changing market opportunities or pursuing its business plan.

        Because of the level of the Company’s debt, the Company’s non-compliance with certain covenants and the related requirement that the Company obtain Noteholder consent prior to taking certain actions, (1) the Company’s flexibility in reacting to changes in the operating environment and economic conditions will be limited if the Company is unable to obtain the required Noteholder consents, (2) a substantial portion of the Company’s cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, and (3) the Company’s ability to obtain additional financing in the future may be limited. If the Company is unable to successfully conclude its negotiations with its lenders, it may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring its debt or other obligations and seeking additional equity capital. The Company may not be able to take any of these actions on satisfactory terms or at all.

Changes in accounting principles may affect the Company’s reported operating results and stock price.

As a public company with securities registered under the Securities Exchange Act of 1934, the Company prepares its financial statements in accordance with generally accepted accounting principles. The Company has modified its revenue recognition policies in accordance with SAB 101 and has restated its earnings for 2000 and the nine months ended September 30, 2001. In addition, the Company changed its policy for amortizing its created data library on January 1, 2002. These changes may make it more difficult for investors to compare its historical operating results against its future operating results.

The Company is involved in a significant amount of litigation which, if adversely determined, could have a material adverse effect on the financial condition of the Company.

The Company is a party to a significant number of shareholder and derivative lawsuits and lawsuits with former executive officers and directors. Any adverse judgments against the Company may not be covered by insurance or may exceed insurance coverage amounts and may have a material adverse effect on the financial condition of the Company.

The Company’s business could be adversely affected if the SEC decides to extend its inquiry to include the Company.

The SEC has initiated an informal inquiry regarding the Company’s former chief executive officer and former chief financial officer. During the course of its inquiry, the SEC could expand its existing investigation to include an evaluation of the Company’s business practices and controls. Any action initiated against the Company by the SEC could adversely affect the business operations and financial condition of the Company.

The Company may lose customers and fail to obtain agreements with certain contractors as a result of its financial condition.

        As a result of the Company’s current financial condition and the possibility that the Company may be unable to satisfy its future obligations, certain customers of the Company have refused to enter into large data licensing agreements for delivery of future data and some contractors have refused to provide services to the Company without receiving payment in advance. A significant loss of customers or agreements with contractors may have a material adverse effect on the financial condition of the Company.
The Company’s 1999 financial statements were audited by Arthur Andersen LLP, and your ability to rely on those statements and recover from Arthur Andersen LLP may be limited.

        The financial statements for the year ended December 31, 1999 included in this Form 10-K/A (Amendment No. 3) were audited by Arthur Andersen LLP. The report of Arthur Andersen LLP included in this Form 10-K/A (Amendment No. 3) is a copy of the previously issued report of Arthur Andersen LLP, and it has not been reissued by Arthur Andersen LLP. The report was filed with our Form 10-K/A (Amendment No. l), and the consent of Arthur Andersen LLP, dated March 29, 2002, was filed as an exhibit to the Form 10–K/A (Amendment No. l), consenting to the inclusion of the report in the Form 10–K/A (Amendment No. 1). After reasonable efforts, the Company has been unable to obtain a reissued report of Arthur Andersen LLP or a currently dated consent to the inclusion of this previously issued report of Arthur Andersen LLP into our Form 10-K/A (Amendment No. 3). In addition, the Company will not be able to obtain the written consent of Arthur Andersen LLP for any registration statement it may file as required by Section 7 of the Securities Act.

Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 1l(a)(4) of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of Arthur Andersen LLP’s consent. The ability of investors to recover from Arthur Andersen LLP also may be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

The Company’s business could be adversely affected by low exploration, development and production spending by oil and gas companies and by low oil and gas prices.

The Company’s seismic business depends upon exploration, development and production spending by oil and gas companies. Low oil and gas prices could result in decreased exploration, development and production spending by oil and gas companies, which could affect the Company’s seismic data business. Any future decline could result in decreased revenue from the Company’s oil and gas exploration and production business.

The Company invests significant amounts of money in acquiring and processing seismic data for its data library with only partial underwriting of the costs by customers.

The Company invests significant amounts of money in acquiring and processing new seismic data to add to its data library, which is generally funded by current and future data licensing fees. The amounts of these future data licensing fees are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the Company’s library, availability of similar data from competitors and governmental regulations affecting oil and gas exploration. Many of these factors are beyond the Company’s control. In addition, the timing of these sales can vary greatly from period to period. Technological or regulatory changes or other developments could adversely affect the value of the data.

Because the Company’s business is concentrated in the U.S. Gulf Coast and Canada, it could be adversely affected by developments in the oil and gas business that affect these areas.

Most of the seismic data in the Company’s seismic data library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico or in Canada. Also, most of the Company’s existing interests in oil and gas properties are located along the coast of the U.S. Gulf of Mexico. Because of this geographic concentration, the Company’s results of operations could be adversely affected by events relating primarily to one of these regions even if conditions in the oil and gas industry worldwide were favorable. Some examples of possible events that would adversely affect the U.S. Gulf Coast region would be changes in governmental regulations adversely affecting offshore drilling in the U.S. Gulf of Mexico, shortages of drilling or other necessary equipment in this region, or increases in gas transportation costs from this region to the Northeastern U.S., where much of the gas produced in this region is consumed.

The amounts the Company amortizes from its data library each period may fluctuate, and these fluctuations can affect the Company’s reported results of operations.

The Company amortizes the cost of its seismic data library based in part on its estimates of future sales of data. These estimates may vary from period to period depending upon market developments and the Company’s expectations. Substantial changes in amortization rates can have a significant effect on the Company’s reported results of operations.

Extensive governmental regulation of the Company’s business affects our daily operations.

The Company’s seismic data customers are subject to extensive governmental regulation. In addition, the Company’s oil and gas exploration and production operations are subject to regulations. These regulations, among other things:

•	govern environmental quality and pollution control; and

•	limit rates of production.

New laws or regulations or changes to existing laws or regulations affecting the oil and gas industry could reduce customer demand for the Company’s seismic data or increase the operating costs of the Company’s oil and gas business.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Commodity Price Risk

The Company produces and sells natural gas, crude oil, condensate and natural gas liquids. The Company currently sells most of its oil and gas production under price sensitive or market contracts. As a result, the Company’s financial results can be significantly affected as oil and gas prices fluctuate. The Company has a price risk management program that utilizes derivative financial instruments, principally natural gas swaps, to reduce the price risks associated with fluctuations in natural gas prices. However, these types of contracts also limit the benefits the Company would realize if prices increase. Realized gains or losses from the Company’s price risk management activities are recognized in oil and gas production revenue when the associated production occurs. These contracts usually are placed with major derivative dealers that the Company believes are minimal credit risks.

During 2000 and 1999, the Company recognized net hedging losses of $1,692,000 and $308,000, respectively. As of December 31, 2001 and 2000, the Company did not have any open commodity price hedges.

Interest Rate Risk

The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company’s exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company’s debt obligations and their indicated fair market value at December 31, 2001:

	2002	2003	2004	2005	2006	There-after	Total	Fair Value
Debt:
Variable Rate	$3,819	$2,500	$4,375	$—	$—	$—	$10,694	$10,694
Average Interest Rate	4.79%	5.02%	5.02%	—	—	—	4.94%	—
Fixed Rate	$10,000	$—	$32,500	$12,500	$32,500	$167,500	$255,000	$284,554
Average Interest Rate	7.31%	—	7.13%	7.28%	7.13%	7.30%	7.26%	—

The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company’s debt obligations and their indicated fair market value at December 31, 2000:

	2001	2002	2003	2004	2005	There-after	Total	Fair Value
Debt:
Variable Rate	$40,000	$—	$—	$—	$—	$—	$40,000	$40,000
Average Interest Rate	7.39%	—	—	—	—	—	7.39%	—
Fixed Rate	$18,333	$10,000	$—	$32,500	$12,500	$93,000	$166,333	$173,828
Average Interest Rate	7.25%	7.31%	—	7.13%	7.28%	7.35%	7.29%	—

Foreign Currency Exchange Rate Risk

The Company conducts business in the Canadian dollar and pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. As of December 31, 2001, the Company did not have any open forward exchange contracts. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company’s functional currency is pounds sterling, is not material at this time.

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

(3)  Exhibits:

3.1	Certificate of Incorporation of the Company filed May 7, 1982 and Amendment to Certificate of Incorporation filed April 25, 1984(1)

3.2	Amendment to Certificate of Incorporation filed August 4, 1987(3)

3.3	Amendment to Certificate of Incorporation filed January 18, 1989*

3.4	Amendment to Certificate of Incorporation filed July 13, 1989*

3.5	Amendment to Certificate of Incorporation filed August 3, 1993*

3.6	Amendment to Certificate of Incorporation filed November 21, 1997(7)

3.7	Amended and Restated By-Laws of Seitel, Inc. effective July 26, 2000(15)

4.1	Specimen of Common Stock Certificate(1)

4.2	Form of Warrant Certificate granted to certain employees and one Director of the Company in December 1990 and expiring in December 2001*

4.3	Form of Promissory Note for Employee Stock Purchase dated July 21, 1992*

4.4	Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992*

4.5	Form of Pledge for Employee Stock Purchase dated July 21, 1992*

4.6	Form of Warrant Certificate granted under the 1994 Warrant Plans(5)

4.7	Form of Warrant Certificate granted under the 1995 Warrant Reload Plan(6)

4.8	Form of Executive Warrant Certificate granted to certain employees of the Company in November 1997 and expiring in November 2002(7)

4.9	Form of Bonus Warrant Certificate granted to an employee of the Company in November 1997 and expiring in November 2002(7)

4.10	Form of Departure Warrant granted to certain employees of the Company in August 1997(9)

4.11	Form of Employment Warrant granted to an employee of the Company in April 1998 and expiring in April 2008(9)

4.12	Form of Employment Warrant granted to an employee of the Company in April 1998 and expiring in April 2008(9)

4.13	Amended and Restated 1998 Employee Stock Purchase Plan(12)

4.14	Form of Employment Warrant granted to an employee of the Company in November 1999 and expiring in November 2009(14)

10.1	1993 Incentive Stock Option Plan of the Company*

10.2	Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan*

10.3	Statement of Amendments effective November 29, 1995, to the Seitel, Inc. 1993 Incentive Stock Option Plan*

10.4	Statement of Amendments effective April 22, 1996, to the Seitel, Inc. 1993 Incentive Stock Option Plan*

10.5	Amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan effective December 31, 1996*

10.6	Amendment to Limit Options Granted to a Single Participant under the Seitel, Inc. 1993 Incentive Stock Option Plan(7)

10.7	Amendment to Increase Number of Shares Available for Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan(7)

10.8	Non-Employee Directors’ Stock Option Plan of the Company*

10.9	Amendment to the Seitel, Inc. Non-Employee Directors’ Stock Option Plan effective December 31, 1996*

10.10	Seitel, Inc. Non-Employee Directors’ Deferred Compensation Plan*

10.11	Non-Employee Directors’ Retirement Plan(12)

10.12	Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan*

10.13	Amendment to the Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan effective December 31, 1996*

10.14	2000 Stock Option Plan of the Company(16)

10.15	Seitel, Inc. 2001 Inducement Stock Option Plan adopted January 1, 2001(18)

10.16	Seitel, Inc. 2001 Non-Officer Stock Option Plan adopted June 5, 2001(18)

10.17	Memorandum of Understanding between the Company and Triangle Geophysical Company dated as of June 7, 1984(1)

10.18	Lease Agreement by and between the Company and Commonwealth Computer Advisors, Inc.(2)

10.19	The Company’s 401(k) Plan adopted January 1, 1998(7)

10.20	Executive Services Agreement dated April 3, 1990 between the Company and Helm Resources, Inc.(4)

10.21	Employment Agreement effective as of January 1, 1991 between the Company and Paul A. Frame, Jr.*

10.22	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Paul A. Frame, Jr.(7)

10.23	Paul A. Frame’s Employment Contract Amendment No. 2 dated as of June 26, 2000(15)

10.24	Horace A. Calvert’s Amended and Restated Employment Agreement dated as of April 1, 2000(15)

10.25	Employment Agreement effective as of January 1, 1991 between the Company and Herbert M. Pearlman*

10.26	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Herbert M. Pearlman(7)

10.27	Herbert M. Pearlman’s Employment Contract Amendment No. 2 dated as of June 26, 2000(15)

10.28	Employment Agreement effective as of January 1, 1991 between the Company and David S. Lawi*

10.29	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and David S. Lawi(7)

10.30	David S. Lawi’s Employment Contract Amendment No. 2 dated as of June 26, 2000(15)

10.31	Letter to David S. Lawi from Seitel, Inc. dated June 26, 2000 regarding his October 2, 1998 Promissory Note(15)

10.32	David S. Lawi’s Promissory Note dated as of June 26, 2000(15)

10.33	Employment Agreement effective as of January 1, 1993 between the Company and Debra D. Valice*

10.34	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Debra D. Valice(7)

10.35	Amendment to Employment Agreement dated effective as of June 10, 1998 between the Company and Debra D. Valice(8)

10.36	Incentive Compensation Agreement*

10.37	Note Purchase Agreement dated as of December 28, 1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers*

10.38	First Amendment to Note Purchase Agreement dated as of February 12, 1999 between the Company and Senior Noteholders as of December 28, 1995(11)

10.39	Second Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders(12)

10.40	Third Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders(13)

10.41	Fourth Amendment, dated as of October 15, 2001, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders(20)

10.42	Fifth Amendment, dated as of March 27, 2002, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders(20)

10.43	Revolving Credit Agreement, dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada(13)

10.44	Amendment, dated as of March 2, 2000, to the Revolving Credit Agreement, dated as of November 9, 1999, between Olympic Seismic Ltd. and Royal Bank of Canada(13)

10.45	Note Purchase Agreement dated as of February 12, 1999, between the Company and the Series D Purchasers, the Series E Purchasers and the Series F Purchasers(10)

10.46	First Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders(12)

10.47	Second Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders(13)

10.48	Third Amendment, dated as of October 15, 2001, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders(20)

10.49	Fourth Amendment, dated as of March 27, 2002, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders(20)

10.50	Note Purchase Agreement dated as of October 15, 2001, between the Company and the Series G Purchasers, the Series H Purchasers and the Series I Purchasers(19)

10.51	Executive Retention Agreement with Kevin S. Fiur dated October 12, 2001(20)

10.52	Employment Agreement, dated effective as of January 1, 2002, between the Company and Kevin S. Fiur (23)

10.53	Amendment No. 3 to Employment Agreement, dated effective as of January 28, 2002, between the Company and Paul A. Frame (23)

10.54
Standstill and Amendment Agreement, dated effective as of June 21, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto.*

10.55
Standstill and Amendment Agreement, dated effective as of July 17, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto.(22)

10.56	Noteholder Consent, dated July 15, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto.*

10.57	Purchase and Sale Agreement between DDD Energy, Inc. and Rising Star Energy, L.L.C., dated July 3, 2002.*

16.1	Concurrence letter of Arthur Andersen LLP dated December 6, 2000(17)

21.1	Subsidiaries of the Registrant(20)

23.1	Consent of Ernst & Young LLP*

23.2	Intentionally left blank

23.3	Consent of Garb Grubbs Harris & Associates, Inc.(20)

23.4	Consent of Bella Geo Technical Services Ltd.(24)

23.5	Consent of Boyd Exploration Consultants Ltd.(24)

*	Filed herewith
(1)	Incorporated by reference to the Company’s Registration Statement, as amended, on Form S-1, No. 2-92572 as filed with the Securities and Exchange Commission on August 3, 1984.
(2)
Incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-2, File No. 33-32838, as filed with the Securities and Exchange Commission on October 10, 1991.

(3)	Incorporated by reference to the Company’s Registration Statement, as amended, on Form S-2, No. 33-21300 as filed with the Securities and Exchange Commission on April 18, 1988.

(4)	Incorporated by reference to the Company’s Registration Statement, as amended, on Form S-2, No. 33-34217 as filed with the Commission on April 6, 1990.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 33-89934 as filed with the Securities and Exchange Commission on March 2, 1995.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-01271 as filed with the Securities and Exchange Commission on February 28, 1996.
(7)	Incorporated by reference to the Company’s Annual Report on From 10-K for the year ended December 31, 1997.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1998.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-64557 as filed with the Securities and Exchange Commission on September 29, 1998.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(11)	Incorporated by reference to the Company’s Form 10-Q for the year ended March 31, 1999.

(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1999.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2000.
(15)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000.
(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2000.
(17)	Incorporated by reference to the Company’s Form 8-K filed on December 7, 2000.
(18)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.
(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A Amendment No.1 for the year ended December 31, 2001.
(21)	intentionally deleted
(22)	Incorporated by reference to the Company’s Form 8-K filed on July 23, 2002.
(23)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002.
(24)	Incorporated by reference to the Company’s Form 8-K filed on May 6, 2002.

NOTE:
The financial statements for the year ended December 31, 1999 included in this Form 10-K/A (Amendment No. 3) were audited by Arthur Andersen LLP. The report of Arthur Andersen LLP included in this Form l0-K/A (Amendment No. 3) is a copy of the previously issued report of Arthur Andersen LLP, and it has not been reissued by Arthur Andersen LLP. The report was filed with our Form l0-K/A (Amendment No. l), and the consent of Arthur Andersen LLP, dated March 29, 2002, was filed as an exhibit to the Form 10-K/A (Amendment No. l), consenting to the inclusion of the report in the Form 10-K/A (Amendment No. 1). After reasonable efforts, we have been unable to obtain a reissued report of Arthur Andersen LLP or a currently dated consent to the inclusion of this previously issued report of Arthur Andersen LLP into our Form 10-K/A (Amendment No. 3). In addition, we will not be able to obtain the written consent of Arthur Andersen LLP for any registration statement we may file as required by Section 7 of the Securities Act. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 1l(a)(4) of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of Arthur Andersen LLP’s consent. The ability of investors to recover from Arthur Andersen LLP also may be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K, Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By:	/s/ KEVIN S. FIUR
Kevin S. Fiur Chief Executive Officer President

Date:  August 19, 2002

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K, Amendment No. 3 has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ FRED S. ZEIDMAN Fred S. Zeidman	Chairman of the Board of Directors	August 19, 2002

/s/ KEVIN S. FIUR Kevin S. Fiur	Chief Executive Officer, President and Director	August 19, 2002

/s/ WALTER M. CRAIG, JR. Walter M. Craig, Jr	Director	August 19, 2002

/S/ WILLIAM LERNER William Lerner	Director	August 19, 2002

/S/ JOHN STIEGLITZ John Stieglitz	Director	August 19, 2002

/s/ ROBERT KNAUSS Robert Knauss	Director	August 19, 2002

/s/ MARCIA H. KENDRICK Marcia H. Kendrick	Acting Chief Financial Officer (Principal Accounting Officer)	August 19, 2002

CERTIFCATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Not Filed Pursuant to the Securities Exchange Act of 1934

In connection with the Annual Report of Seitel, Inc. (the “Company”) on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Kevin S. Fiur, President and Chief Executive Officer, and Marcia H. Kendrick, Acting Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2002

/s/ Kevin S. Fiur
Name: Kevin S. Fiur Title: President and Chief Executive Officer

/s/ Marcia H. Kendrick
Name: Marcia H. Kendrick Title: Acting Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Management of Seitel, Inc.:

We have audited the accompanying consolidated balance sheets of Seitel, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note R to the accompanying consolidated financial statements, the Company is not in compliance with certain of its debt covenants. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

As discussed in Note B to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2000.

ERNST & YOUNG LLP

Houston, Texas
March 29, 2002, except for the fourth paragraph
of Note A and for Note R, as to which the date is August 16, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Seitel, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Seitel, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2000

NOTE: The financial statements for the year ended December 31, 1999 included in this Form 10-K/A (Amendment No. 3) were audited by Arthur Andersen LLP. The report of Arthur Andersen LLP included in this Form 10-K/A (Amendment No. 3) is a copy of the previously issued report of Arthur Andersen LLP, and it has not been reissued by Arthur Andersen LLP. The report was filed with our Form 10-K/A (Amendment No. l), and the consent of Arthur Andersen LLP, dated March 29, 2002, was filed as an exhibit to the Form 10-K/A (Amendment No. l), consenting to the inclusion of the report in the Form l0-K/A (Amendment No. 1). After reasonable efforts, we have been unable to obtain a reissued report of Arthur Andersen LLP or a currently dated consent to the inclusion of this previously issued report of Arthur Andersen LLP into our Form l0-K/A (Amendment No. 3). In addition, we will not be able to obtain the written consent of Arthur Andersen LLP for any registration statement we may file as required by Section 7 of the Securities Act. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of Arthur Andersen LLP’s consent. The ability of investors to recover from Arthur Andersen LLP also may be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2001	2000
		(Restated)
		See Note B
ASSETS
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

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—continued
(In thousands, except share and per share amounts)

	December 31,
	2001	2000
		(Restated)
		See Note B
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$30,936	$35,136
Accrued liabilities	15,925	14,600
Employee compensation payable	2,344	5,435
Income taxes payable	2,646	6,075
Debt
Senior Notes	255,000	166,333
Line of credit	1,319	40,000
Term loans	9,375	—
Obligations under capital leases	2,656	265
Deferred income taxes	351	17,472
Deferred revenue	97,330	60,225

TOTAL LIABILITIES	417,882	345,541

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 5,000,000 shares; none issued	—	—
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and outstanding 25,810,603 and 25,306,517 at December 31, 2001 and 2000, respectively	258	253
Additional paid-in capital	166,456	159,543
Retained earnings	91,624	106,617
Treasury stock, 735,918 and 635,918 shares at cost at December 31, 2001 and 2000, respectively	(9,072)	(7,667)
Notes receivable from officers and employees for stock purchase	(3,776)	(4,965)
Accumulated other comprehensive loss	(1,903)	(191)

TOTAL STOCKHOLDERS’ EQUITY	243,587	253,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$661,469	$599,131

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
		(Restated)
		See Note B
REVENUE(1)	$136,329	$138,322	$128,707
EXPENSES
Depreciation, depletion and amortization	60,713	62,897	59,624
Impairment of oil and gas properties	40,433	—	—
Cost of sales	5,465	5,570	5,016
Selling, general and administrative expenses	36,828	33,131	28,587
Special charges	1,265	—	—
Expenses related to delayed DDD Energy, Inc. offering	—	958	—
Restructuring charge	—	4,394	—

	144,704	106,950	93,227

(LOSS) INCOME FROM OPERATIONS	(8,375)	31,372	35,480
Interest expense	(13,898)	(13,068)	(11,791)
Interest income	796	962	714
Dividend income	—	22	—
Equity in loss of affiliate	—	—	(91)
Impairment due to dividend distribution of affiliate stock	—	—	(7,794)

(Loss) income before provision for income taxes and cumulative effect of accounting change	(21,477)	19,288	16,518
(Benefit) provision for income taxes	(6,484)	7,578	7,138

(Loss) income before cumulative effect of accounting change	(14,993)	11,710	9,380
Cumulative effect on prior years of change in accounting principle for revenue recognition, net of tax benefit of $8,859	—	(14,219)	—

NET (LOSS) INCOME	$(14,993)	$(2,509)	$9,380

Earnings (loss) per share:
Basic:
(Loss) income before cumulative effect of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in accounting principle for revenue recognition, net of tax	—	(.59)	—

Net (loss) income	$(.60)	$(.10)	$.39

Diluted:
(Loss) income before cumulative effect of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in accounting principle for revenue recognition, net of tax	—	(.59)	—

Net (loss) income	$(.60)	$(.10)	$.39

Pro forma for change in accounting principle:(2)
Net income		$11,710	$3,106
Net income per common share:
Basic		$.49	$.13
Diluted		$.49	$.13
Weighted average number of common and common equivalent shares:
Basic	24,986	23,909	23,863

Diluted	24,986	24,090	24,063

(1)	Non-cash revenue and the percentage of total revenue for the years ended December 31, 2001, 2000 and 1999 are $18,219,000 (13.4%), $7,330,000 (5.3%) and $8,989,000 (7.0%), respectively.
(2)
Pro forma disclosure of earnings and earnings per share information gives effect to the 2000 change in accounting principle for revenue recognition on certain data licenses as described in Note B as if it had been in effect for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
	Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Notes Receivable from Officers & Employees	Accumulated Other Comprehensive Income (Loss)
		Shares	Amount			Shares	Amount
Balance, December 31, 1998		23,804,508	$238	$141,826	$107,102	(175,818)	$(2,977)	$(8,651)	$49
Net proceeds from issuance of common stock		481,287	5	5,126	—	—	—	—	—
Tax reduction from exercise of stock options		—	—	597	—	—	—	—	—
Treasury stock purchased		—	—	—	—	(504,700)	(3,302)	—	—
Payments received on notes receivable from officers and employees		—	—	—	—	—	—	1,736	—
Distribution of Eagle Geophysical, Inc. shares		—	—	—	(6,365)	—	—	—	—
Net income	$9,380	—	—	—	9,380	—	—	—	—
Foreign currency translation adjustments	(695)	—	—	—	—	—	—	—	(695)
Unrealized loss on marketable securities net of income tax benefit of $526	(1,045)	—	—	—	—	—	—	—	(1,045)

Comprehensive income	$7,640

Balance, December 31, 1999		24,285,795	243	147,549	110,117	(680,518)	(6,279)	(6,915)	(1,691)
Net proceeds from issuance of common stock		1,020,722	10	10,180	—	—	—	—	—
Tax reduction from exercise of stock options		—	—	1,814	—	—	—	—	—
Treasury stock purchased		—	—	—	—	(330,400)	(4,849)	—	—
Issuance of common stock in connection with restructuring		—	—	—	(991)	375,000	3,461	—	—
Payments received on notes receivable from officers and employees		—	—	—	—	—	—	1,950	—
Net loss	$(2,509)	—	—	—	(2,509)	—	—	—	—
Foreign currency translation adjustments	837	—	—	—	—	—	—	—	837
Unrealized gain on marketable securities net of income tax expense of $333	663	—	—	—	—	—	—	—	663

Comprehensive loss	$(1,009)

Balance, December 31, 2000
(Restated, see Note B)		25,306,517	253	159,543	106,617	(635,918)	(7,667)	(4,965)	(191)
Net proceeds from issuance of common stock		504,086	5	6,398	—	—	—	—	—
Tax reduction from exercise of stock options		—	—	515	—	—	—	—	—
Treasury stock purchased		—	—	—	—	(100,000)	(1,405)	—	—
Payments received on notes receivable from officers and employees		—	—	—	—	—	—	1,189	—
Net loss	$(14,993)	—	—	—	(14,993)	—	—	—	—
Foreign currency translation adjustments	(1,733)	—	—	—	—	—	—	—	(1,733)
Unrealized gain on marketable securities net of income tax expense of $14	21	—	—	—	—	—	—	—	21

Comprehensive loss	$(16,705)

Balance, December 31, 2001		25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$(3,776)	$(1,903)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999
	(Restated)
Cash flows from operating activities:
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(14,993)	$(2,509)	$9,380
Depreciation, depletion and amortization	60,584	62,914	59,624
Impairment of oil and gas properties	40,433	—	—
Equity in loss of affiliate	—	—	91
Impairment due to dividend distribution of affiliate stock	—	—	7,794
Cumulative effect of change in accounting principle, net of tax	—	14,219	—
Restructuring charge	—	2,470	—
Deferred income tax provision (benefit)	(17,121)	(6,494)	5,501
Non-cash sales	(18,219)	(7,330)	(8,989)
(Increase) decrease in receivables	8,427	(6,474)	(2,851)
(Increase) decrease in other assets	(2,929)	(1,736)	402
Decrease (increase) in deferred revenue	(4,134)	10,184	(2,104)
Decrease (increase) in accounts payable and other liabilities	(3,561)	13,180	3,179

Net cash provided by operating activities	48,487	78,424	72,027

Cash flows from investing activities:
Cash invested in seismic data	(71,922)	(55,423)	(125,727)
Cash invested in oil and gas properties	(19,591)	(16,352)	(27,857)
Cash paid to acquire property and equipment	(7,653)	(2,319)	(1,073)
Net proceeds from sale of oil and gas properties	6,235	12,946	11,657
Investment in marketable securities	—	—	(3,043)
Deferred offering costs	—	(925)	(80)

Net cash used in investing activities	(92,931)	(62,073)	(146,123)

Cash flows from financing activities:
Borrowings under line of credit agreements	112,771	64,436	91,314
Principal payments under line of credit agreements	(151,440)	(64,936)	(136,314)
Borrowings on term loan	10,000	—	—
Principal payments on term loans	(625)	(33)	(139)
Principal payments under capital lease obligations	(110)	(41)	(28)
Proceeds from issuance of senior notes	107,000	—	138,000
Principal payments under senior notes	(18,333)	(18,334)	(18,333)
Proceeds from issuance of common stock	6,437	10,221	5,167
Costs of debt and equity transactions	(1,148)	(31)	(1,571)
Repurchase of common stock	(1,405)	(4,849)	(3,302)
Loans to officers, employee and director	(3,194)	(591)	—
Payments on notes receivable from officers, employees and director	1,302	1,951	1,736

Net cash provided by (used in) financing activities	61,255	(12,207)	76,530

Effect of exchange rate changes	(1,804)	884	(407)

Net increase (decrease) in cash and equivalents	15,007	5,028	2,027
Cash and equivalents at beginning of period	10,216	5,188	3,161

Cash and equivalents at end of period	$25,223	$10,216	$5,188

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE A—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:    Seitel, Inc. (the “Company”) is a leading diversified energy company providing seismic data and related geophysical services to the oil and gas industry and directly participating in exploration for development and ownership of natural gas and crude oil reserves. The majority of the Company’s seismic surveys cover onshore and offshore U.S. Gulf Coast region, the Rocky Mountain region and Canada. The Company’s oil and gas exploration, development and production activities are on properties located primarily in the onshore Gulf Coast region and California. Since September 2000, the Company has been developing proprietary software, technology, and business methods through its wholly owned subsidiary, Seitel Solutions, that will enable its clients to access and interact, via a standard web browser and the Internet, with its seismic data library. During the years ended December 31, 2001, 2000 and 1999, Seitel Solutions had no significant operations.

In the course of its operations, the Company is subject to certain risk factors, including, but not limited to, the following: competition, industry conditions, volatility of oil and gas prices, operating risks, dependence of key personnel, geographic concentration of operations and compliance with governmental regulations.

Use of Estimates:    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Seismic data library amortization is determined using estimates of ultimate revenues from licensing of the seismic data. Refer to the seismic data library discussion below for additional information on seismic data library amortization. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves and the present value of estimated cash flows therefrom. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Refer to Note T, “Supplemental Oil and Gas Information” for additional information regarding the process of estimating proved oil and gas reserve quantities and related values.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note R, the Company is not in compliance with certain of its debt covenants. The Company’s auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Seitel, Inc., the accounts of its wholly owned subsidiaries and the Company’s pro rata share of its investments in joint ventures. Investments in less than majority owned companies over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the prior years’ financial statements to conform to the current year’s presentation.

The Company presents its consolidated balance sheets on an unclassified basis. The portion of seismic data library costs to be amortized during the next year cannot be classified as a current asset due to Securities and Exchange Commission (“SEC”) guidance. Classification of all of these costs as noncurrent would be misleading to the reader because it would not indicate the level of assets expected to be converted into cash in the next year. As a result, the Company believes that the use of an unclassified balance sheet results in improved financial reporting.

The Company changed its presentation of cash flows from operating activities from the direct method to the indirect method as allowed in Statement of Financial Accounting Standards No. 95.

Revenue Recognition:

Revenue from Data Acquisition

Revenue from the creation of new seismic data under the Company’s acquisition contracts is recognized using the percentage-of-completion method of accounting based upon costs incurred to date as a percentage of total estimated costs. Under these contracts, the Company creates new seismic data designed in conjunction

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers paying between 65% or more of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs to be incurred. These payments are non-refundable once the costs of creation are incurred. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired, processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired, processed data for a limited term, which is generally less than nine months after final delivery of the processed data. The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a long-term (generally twenty years or more) license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers’ exclusivity ends.

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

The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company’s contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. The contracts permit selection of the data in its present form and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms are included, upon which revenue would be deferred until performance is met. The customers’ rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

Before 2000, under the Company’s interpretation of accounting principles generally accepted in the United States in effect at that time, the Company recognized revenue when it had a contract with its customer for a fixed sales price, a licensing agreement was in place, collectibility was reasonably assured and the seismic data was available for use by the customer. Effective January 1, 2000, revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company then recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from Non-Cash Data Licenses

In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges and are valued at the fair value of the data received or delivered, whichever is more readily determinable. The Company determines fair value for the data exchanged by first determining the value of the license granted to the customer. It does so by looking at the range of cash transactions by the Company for licenses of similar data during either the prior six months (for licenses in the United States) or the prior twelve months (for licenses in Canada). In looking at the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In significant exchanges, the Company also engaged an independent third party to confirm for fairness the Company’s valuation of the data received. In the United States, the Company applies a cap on the value it will assign per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In 2001, the Company obtained third party fairness opinions on all non-cash exchanges valued at $800,000 or more. In the future, the Company will obtain third party fairness opinions on all non-cash exchanges of $500,000 or more. The Company intends to obtain these opinions on an annual basis, usually in connection with the preparation of its annual financial statements. The Company’s valuations of all significant exchange transactions (those valued at greater than $800,000) during 2001 were found to be fair by the independent third party evaluators.

In its non-cash exchanges, the Company is selling its customer licenses to data from the Company’s data library. In exchange it receives ownership of data, that it does not own or to which it does not have full marketing rights. Although the customer may also retain a license to the data it is transferring to the Company, the data licensed by the Company from its library is distinct from the data received from the customer. Thus, in exchange for a license to data, the Company receives ownership of distinct data to be added to its library and, therefore, the exchange is not a “like-kind” exchange.

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

Seismic Data Library:    Costs incurred in the creation of proprietary seismic data, including the direct and incremental costs of the Company’s seismic segment personnel engaged in project management and design, are capitalized. The Company uses the income forecast method to amortize the costs of seismic data programs it creates. Under the income forecast method, seismic data costs are amortized based on the proportion of revenue for a period to total revenue, as estimated by management. The Company also purchases existing seismic data programs from other companies. The costs of purchased seismic data programs are generally amortized on a straight-line basis over ten years, however, the costs of a significant purchase (greater than 5% of the net book value of the seismic data library) are amortized using the greater of the income forecast method or ten-year straight-line method.

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

10

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net seismic data library at December 31, 2001 and 2000 was comprised of the following (in thousands):

	December 31,
	2001	2000
		(Restated)
2D data created by the Company	$4,496	$8,524
3D data created by the Company	325,430	310,522
Data purchased by the Company	125,919	43,557

Net seismic data library	$455,845	$362,603

The amount of seismic data amortization recorded each year fluctuates based on the amount of seismic revenue recognized and the mix of data to which the revenue relates. The data is amortized based on: (i) the income forecast method, which is used for created data or (ii) the ten-year straight-line method which is generally used for purchased data.

Oil and Gas Properties:    The Company accounts for its oil and gas exploration and production activities using the full-cost method of accounting. Under this method, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized, including salaries, benefits and other internal costs of the exploration and production segment, directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. For the years ended December 31, 2001, 2000 and 1999, exploration and development related overhead costs of $2,385,000, $1,809,000 and $1,938,000, respectively, have been capitalized to oil and gas properties. Interest costs related to unproved properties and certain properties under development are also capitalized to oil and gas properties. For the years ended December 31, 2001, 2000 and 1999, interest costs of $2,583,000, $2,936,000 and $3,101,000, respectively, have been capitalized to oil and gas properties.

No gains or losses are recognized upon the sale of oil and gas properties unless a significant portion of the Company’s proved oil and gas reserves are sold (generally greater than 25 percent). Instead, proceeds from the sale of oil and gas properties are accounted for as a reduction of capitalized costs. The Company sold various producing oil and gas wells, representing less than 25 percent of its proved oil and gas reserves each year, and associated leaseholds during 2001, 2000 and 1999 for proceeds, net of revenue and costs, totaling $6.2 million, $12.9 million and $11.7 million, respectively.

Depreciation, depletion and amortization (“DD&A”) expense is calculated quarterly using the units-of-production method based upon production and estimates of proved reserves. Estimated future development costs and site restoration, dismantlement and abandonment costs, net of salvage values, are included in the amortization base. Capitalized costs associated with the acquisition and evaluation of unproved properties and certain properties under development are not included in the amortization base until these costs are evaluated.

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

Substantially all of the Company’s exploration and development activities are conducted jointly with others and, accordingly, the Company’s oil and gas property balance reflects only its proportionate interest in such activities.

Other Property and Equipment:    Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

Marketable Equity Securities:    The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income (loss) included in stockholders’ equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

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

Debt Issue Costs:    Debt issue costs related to the Company’s Senior Notes and line of credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheet. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2001 and 2000, unamortized debt issue costs were $1,745,000 and $1,457,000, respectively.

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

Software Development Costs:    In accordance with SFAS No 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release. Software development costs capitalized include direct labor costs and overhead costs attributed to programmers and software engineers working on products after they reach technological feasibility but before they are generally available for sale or use. Capitalized costs are amortized over the estimated product life of three to five years using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Software development costs capitalized in 2001 were $489,000 and are included in furniture, fixtures and other property. As of December 31, 2001, the product was not available for sale or use.

Foreign Currency Translation:    For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaling $(315,000), $(233,000) and $455,000 for the years ended December 31, 2001, 2000 and 1999, respectively, are included in selling general and administrative expenses in the consolidated statements of operations.

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

On January 1, 2001, the Company adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” Effective with the adoption of SFAS No. 133, all derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is either recognized in income along with an offsetting adjustment to the basis of the item being hedged or deferred in other comprehensive income to the extent the hedge is effective. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or results of operations.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share:    In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for the years 2001, 2000 and 1999 consist of the following (in thousands except per share amounts):

	Year Ended December 31,
	2001	2000	1999
		(Restated)
(Loss) income before cumulative effect of accounting change	$(14,993)	$11,710	$9,380
Cumulative effect on prior years of change in accounting principle for revenue recognition, net of tax	—	(14,219)	—

Net (loss) income	$(14,993)	$(2,509)	$9,380

Basic weighted average shares	24,986	23,909	23,863
Effect of dilutive securities:(1)
Options and warrants	—	181	200

Diluted weighted average shares	24,986	24,090	24,063

Earnings (loss) per share:
Basic:
(Loss) income before cumulative effect of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in accounting principle for revenue recognition, net of tax	—	(.59)	—

Net (loss) income	$(.60)	$(.10)	$.39

Diluted:
(Loss) income before cumulative effect of accounting change	$(.60)	$.49	$.39
Cumulative effect on prior years of change in accounting principle for revenue recognition, net of tax	—	(.59)	—

Net (loss) income	$(.60)	$(.10)	$.39

(1)
A weighted average year-to-date number of options and warrants to purchase 2,680,000, 6,379,000 and 5,517,000 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

Stock-Based Compensation:    The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Reference is made to Note J, “Stock Options and Warrants,” for a summary of the pro forma effect of SFAS No. 123, “Accounting for Stock-Based Compensation” on the Company’s results of operations in 2001, 2000 and 1999.

Fair Value of Financial Instruments:    SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair value as of

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2000, because of the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes approximates $284,554,000 and $173,828,000 as of December 31, 2001 and 2000, respectively. The book value of the Company’s revolving lines of credit and the term loans approximates fair value due to the variable interest rates under the line.

Impairment of Long-Lived Assets:    In accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. There were no such impairments recorded under SFAS No. 121 in 2001, 2000 or 1999.

Accounting For Sales of Stock By Subsidiary Companies:    The Company recognizes gains or losses on sales of stock by its subsidiary companies when such sales are not made as part of a larger plan of corporate reorganization. Such gains or losses are based upon the difference between the book value of the Company’s investment in the subsidiary immediately after the sale and the historical book value of the Company’s investment immediately prior to the sale.

Comprehensive Income:    In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company has reported comprehensive income in the consolidated statements of stockholders’ equity for the three years ended December 31, 2001. Accumulated other comprehensive income for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Allowance for Doubtful Accounts:    Activity in the Company’s allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31,
	2001	2000
Balance at beginning of period	$661	$1,183
Additions to costs and expenses	30	300
Deductions for uncollectible receivables written off, net of recoveries	(191)	(822)

Balance at end of period	$500	$661

NOTE B—RESTATEMENT OF FINANCIAL STATEMENTS

Effective for the fiscal year ended December 31, 2001, the Company has determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000. The revisions to revenue recognition under the seismic data licensing agreements are based upon the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. The effect of these revisions is to defer revenue previously recognized under certain seismic data licensing agreements until selection of specific data is made by the customer. The deferral in revenue resulted in an increase in deferred revenue. Associated with the deferral of the revenue on these contracts, the Company also deferred the direct costs related to the revenue, which resulted in an increase in prepaid expenses. The Company also recognized a reduction in amortization expense, which is recorded as an adjustment to accumulated amortization, and in income tax expense, which is recorded as an adjustment to deferred taxes. The change in revenue recognition effective January 1, 2000, was recorded as a cumulative effect adjustment in 2000, which means that the net effect of applying SAB 101 for periods prior to January 1, 2000 was recorded in the Statement of Operations as one amount, net of taxes. The total effects of all revisions to revenue recognition related to the seismic data licensing arrangements for the nine months ended September 30, 2001 and the year ended December 31, 2000 are summarized in the tables on the following pages.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001 and 2000, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition services. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company has determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company’s recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company’s amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to certain data acquisition contracts for the nine months ended September 30, 2001 and the year ended December 31, 2000 are summarized in the tables on the following pages.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, such financial statements have been restated as follows:

	Nine Months Ended September 30, 2001 (Unaudited)
	As Reported	Adjustments for Data Licensing Agreements	Adjustments for Data Acquisition Contracts	As Restated
	(in ‘000’s except per share amounts)
Statements of Operations Data:
Revenue	$140,775	$(31,203)	$(11,491)	$98,081 (1)

Depreciation, depletion & amortization	61,872	(13,433)	(5,528)	42,911
Impairment of oil and gas properties	30,038	—	—	30,038
Cost of sales	4,182	—	—	4,182
SG&A expense	29,868	(2,115)	(57)	27,696
Special charges	1,130	—	—	1,130

Income (loss) from operations	13,685	(15,655)	(5,906)	(7,876)
Interest expense and other, net	(9,515)	—	72	(9,443)
(Provision) benefit for income taxes	(1,398)	5,078	2,042	5,722

Net income (loss)	$2,772	$(10,577)	$(3,792)	$(11,597)

Net income (loss) per share:
Basic	$0.11	$(.42)	$(.15)	$(0.46)
Diluted	$0.11	$(.42)	$(.15)	$(0.46)
Balance Sheet Data:
Cash and cash equivalents	$5,572	$—	$—	$5,572
Receivables	58,162	—	—	58,162
Seismic data library, net	401,967	30,609 (2)	(5,615)	426,961
Property and equipment, net	123,660	—	—	123,660
Prepaid expenses and deferred charges	6,203	6,229	14	12,446
Accounts payable and accrued liabilities	43,182	—	—	43,182
Deferred income taxes	24,389	(17,857)	(2,042)	4,490
Deferred revenue	1,093	87,683 (3)	233	89,009
Retained earnings	132,315	(33,503)	(3,792)	95,020
Accumulated other comprehensive loss	(2,822)	515	—	(2,307)

(1)	Non-cash revenue and the percentage of total revenue are $12,408,000 and 12.7%, respectively.
(2)	Represents reduction in accumulated amortization due to deferral of revenue.
(3)	The impact of the data licensing revisions on deferred revenue includes approximately $57 million related to the cumulative effect of periods prior to 2001.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2000
	As Reported	Adjustments for Data Licensing Agreements	Adjustments for Data Acquisition Contracts	As Restated
	(in ‘000’s except per share amounts)
Statements of Operations Data:
Revenue	$163,811	$(19,599)	$(5,890)	$138,322 (1)

Depreciation, depletion and amortization	73,709	(8,054)	(2,758)	62,897
Cost of sales	5,570	—	—	5,570
SG&A expense	34,790	(1,476)	(183)	33,131
Other	5,352	—	—	5,352

Income (loss) from operations	44,390	(10,069)	(2,949)	31,372
Interest expense and other, net	(12,184)	—	100	(12,084)
(Provision) benefit for income taxes	(11,789)	3,215	996	(7,578)
Cumulative effect of accounting change	—	(14,219)	—	(14,219)

Net income (loss)	$20,417	$(21,073)	$(1,853)	$(2,509)

Net income (loss) per share:
Basic	$0.85	$(.88)	$(.07)	$(0.10)
Diluted	$0.85	$(.88)	$(.07)	$(0.10)
Balance Sheet Data:
Cash and cash equivalents	$10,216	$—	$—	$10,216
Receivables	69,740	—	—	69,740
Seismic data library, net	345,201	18,855 (2)	(1,453)	362,603
Property and equipment, net	145,655	—	—	145,655
Prepaid expenses and deferred charges	4,716	4,093	79	8,888
Accounts payable and accrued liabilities	49,736	—	—	49,736
Deferred income taxes	30,412	(11,944)	(996)	17,472
Deferred revenue	2,975	55,773 (3)	1,477	60,225
Retained earnings	129,543	(21,073)	(1,853)	106,617
Accumulated other comprehensive income (loss)	(381)	190	—	(191)

(1)	Non-cash revenue and the percentage of total revenue are $7,330,000 and 5.3%, respectively.
(2)	Represents reduction in accumulated amortization due to deferral of revenue.
(3)
The impact of the data licensing revisions on deferred revenue includes approximately $36 million related to the cumulative effect of periods prior to 2000. Of the $36 million of revenue deferred by the change in accounting principle for revenue recognition at the beginning of 2000, $14.8 million was recognized as revenue in 2001 and $12.6 million was recognized as revenue in 2000.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C—INCOME TAXES

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company’s income taxes for financial reporting purposes are as follows (in thousands):

	2001	2000	1999
		(Restated)
Statutory Federal income tax	$(7,517)	$6,751	$5,781
State income tax, less Federal benefit	131	150	101
Tax difference on foreign earnings	525	(116)	913
Restructuring charge not fully benefited	—	887	—
Reduction in foreign tax rates	(422)	—	—
Non-deductible expense and other, net	799	(94)	343

Income tax expense	$(6,484)	$7,578	$7,138

The components of the net deferred income tax asset (liability) reflected in the Company’s consolidated balance sheets at December 31, 2001 and 2000 were as follows (in thousands):

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D—DEBT

The following is a summary of the Company’s debt at December 31, 2001 and 2000 (in thousands):

	December 31,
	2001	2000
Senior notes, Series A, 7.17%, maturing in equal amounts of $8,333 through 2001	$—	$8,333
Senior notes, Series B, 7.17%, maturing in equal amounts of $5,500 through 2002	5,500	11,000
Senior notes, Series C, 7.48%, maturing in equal amounts of $4,500 through 2002	4,500	9,000
Senior notes, Series D, 7.03%, maturing in 2004	20,000	20,000
Senior notes, Series E, 7.28%, maturing in equal amounts of $12,500 beginning 2004 through 2009	75,000	75,000
Senior notes, Series F, 7.43%, maturing in 2009	43,000	43,000
Senior notes, Series G, 7.04%, maturing in 2006	20,000	—
Senior notes, Series H, 7.19%, maturing in 2008	50,000	—
Senior notes, Series I, 7.34%, maturing in 2011	37,000	—
Parent revolving credit agreement, maturing in 2004	—	40,000
Subsidiary revolving credit agreement (average 4.35% at December 31, 2001)	1,319	—
Term loan, variable rate ranging from 5.02% to 6.65% in 2001, maturing $2,500 in 2002 and 2003 and $4,375 in 2004	9,375	—

	$265,694	$206,333

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

Lines of Credit:    On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that matures on June 29, 2004. The facility bears interest at a rate determined by the ratio of the Company’s debt to EBITDA (earnings before interest, taxes, depreciation, deletion and amortization). Pursuant to the interest rate pricing structure, the interest rate would be set at LIBOR plus 1.75% or the bank’s prevailing prime rate plus 0.75%. As of December 31, 2001, no amounts were outstanding and the Company had no availability on this revolving line of credit.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers’ acceptances or letters of credit. Prime based loans and bankers’ acceptances bear interest at the rate of the bank’s prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic’s assets, but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank’s sole discretion. Olympic had a balance outstanding under this line of credit at December 31, 2001 of $1,319,000.

Term Loans:    On August 28, 2001, the Company’s wholly-owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data which secures the debt. The loan is for a term of three years, maturing on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on December 31, 2001 was $9,375,000.

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

Refer to Note R for a discussion of the status of the Company’s non-compliance with its debt covenants.

Aggregate maturities of the Company’s debt over the next five years and thereafter are as follows: $13,819,000 in 2002; $2,500,000 in 2003, $36,875,000 in 2004, $12,500,000 in 2005, $32,500,000 in 2006 and $167,500,000 thereafter.

NOTE E—LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $2,641,000 and $239,000 at December 31, 2001 and 2000, respectively, are included in property and equipment.

The Company leases office space under operating leases, some of which include renewal options. Rental expense for 2001, 2000 and 1999 was approximately $1,170,000, $1,148,000 and $1,112,000, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments for the five years subsequent to December 31, 2001 and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2002	$1,390	$1,586
2003	1,366	1,288
2004	332	1,245
2005	—	1,242
2006	—	1,088

Total minimum lease payments	3,088	$6,449

Less amount representing interest	(432)

Present value of net minimum lease payments	$2,656

NOTE F—COMMITMENTS AND CONTINGENCIES

Refer to Note R for a discussion of certain commitments and contingencies, including litigation arising subsequent to December 31, 2001.

The Company has employment agreements with certain of its key employees and other incentive compensation arrangements that commit it to commissions based on revenue, bonuses based on pre-tax profits, and other amounts based on seismic data program and oil and gas project profitability.

The Company guarantees borrowings up to $750,000 made by its former chief executive officer under a line of credit. The Company is only obligated to make payment in the event of default by its chief executive officer. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its former chief executive officer for any amounts paid by the Company pursuant to this guaranty. At December 31, 2001, $590,000 was outstanding on this line of credit. The maximum amount outstanding on this line of credit during 2001 was $690,000. No amounts were paid by the Company relative to this Guaranty in 2001 or 2000.

In October 2001, the Company guaranteed an institutional loan to its former chief operating officer and general counsel, now its chief executive officer. The original principal of $600,000 will be paid annually, based on amortization of 120 months, but is payable in full in October 2006. The Company also agreed to make payments of principal and interest on the loan during the officer’s employment by the Company. As long as the officer remains in the employ of the Company, his obligation to repay shall be forgiven ratably over 120 months; however, under certain conditions of termination, he will be required to reimburse the Company a pro rata portion of amounts paid by the Company on the indebtedness. Such proration is based on length of employment. The Company has a contractual right of offset against any compensation due from the Company to the officer for any amounts paid by the Company on the indebtedness.

The Company is involved from time to time in or threatened with litigation and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company’s management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

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

NOTE H—COMMON STOCK

In December 1997, the Company’s Board of Directors approved the expenditure of up to $25 million to repurchase the Company’s common stock. As of December 31, 2001, the Company has repurchased 1,110,100 shares of common stock at a cost of $12,529,000 under this plan.

The Company may offer from time to time in one or more series (i) unsecured debt securities, which may be senior or subordinated, (ii) preferred stock and (iii) common stock or any combination of the foregoing, up to an aggregate of $41,041,600 pursuant to an effective “shelf” registration statement filed with the SEC. In addition, under another effective “shelf” registration statement filed with the SEC, the Company may offer up to an aggregate of $200,000,000 of the following securities, in any combination, from time to time in one or more series: (1) unsecured debt securities, which may be senior or subordinated; (2) preferred stock; (3) common stock, and (4) trust preferred securities.

On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of 800,000 shares of the Company’s common stock at the then market price of $2.69 per share. Payment of 5% of the original principal balance plus accrued interest are due annually August 1, with a balloon payment of the remaining principal and interest due August 1, 2002. On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of 794,300 shares of the Company’s common stock at the then market price of $10.31 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company recorded related compensation expense due to the below market interest rate on these loans of $65,000, $98,000 and $114,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company received $1,189,000, $1,950,000 and $1,736,000, respectively, as principal payments on these recourse notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE I—PREFERRED STOCK

The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2001, no preferred stock had been issued.

NOTE J—STOCK OPTIONS AND WARRANTS

The Company maintains various stock option plans under which the Company’s officers, directors and employees may be granted options or warrants to purchase the Company’s common stock. The exercise price, term and other conditions applicable to each option or warrant granted under the Company’s plans are generally determined by the Compensation Committee at the time of grant and may vary with each option or warrant granted. All options and warrants issued under the Company’s plans are issued at or above the market price of the Company’s common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option or warrant agreements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information with regard to the stock option and warrant plans for the years ended December 31, 2001, 2000 and 1999 (shares in thousands):

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,226	$13.43	6,853	$13.01	6,768	$12.99
Granted	2,437	13.75	1,694	13.89	878	12.98
Exercised	(504)	9.74	(1,021)	10.16	(481)	10.75
Cancelled	(316)	12.96	(300)	18.02	(312)	11.87

Outstanding at end of year	8,843	13.55	7,226	13.43	6,853	13.01

Options exercisable at end of year	5,919		5,817		5,626

Available for grant at end of year	1,274		1,395		1,636

The following table summarizes information for the options and warrants outstanding at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at 12/31/01	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at 12/31/01	Weighted Average Exercise Price
$ 3.88–$11.38	2,101	9.15	$10.83	315	$ 9.97
$11.50–$13.50	1,363	4.54	12.31	1,128	12.15
$13.54–$13.73	3,184	3.04	13.73	3,079	13.73
$13.75–$17.56	1,898	5.32	16.28	1,163	16.06
$17.59–$22.13	297	4.50	19.12	234	19.08

$ 3.88–$22.13	8,843	5.26	13.55	5,919	13.90

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2001	2000	1999
		(Restated)
Net (loss) income
As reported	$(14,993)	$(2,509)	$9,380
Pro forma	$(24,339)	$(11,791)	$5,331
Basic (loss) earnings per share
As reported	$(.60)	$(.10)	$.39
Pro forma	$(.97)	$(.49)	$.22
Diluted (loss) earnings per share
As reported	$(.60)	$(.10)	$.39
Pro forma	$(.97)	$(.49)	$.22

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: (1) risk-free interest rates ranging from 2.77% to 5.35%, 5.02% to 6.06% and 5.56% to 6.73%, (2) dividend yield of 0%, 0% and 0%, (3) stock price volatility ranging from 234.55% to 399.84%, 248.45% to 401.22% and 47.84% to 482.90%, and (4) expected option lives ranging from 1.15 to 10 years, 2.78 to 10 years and .67 to 10 years. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $13.51, $13.78 and $12.57 per option, respectively, for options granted at fair market value and $7.13 per option for options granted above fair market value in 1999. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

NOTE K—NON-EMPLOYEE DIRECTORS’ PLANS

The Company has a Non-Employee Directors’ Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any director fees in a deferred cash account or as deferred shares. As of December 31, 2001, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 16,391 deferred shares in their accounts of which 1,312 shares have been distributed and 15,079 will be distributed in future years.

In 1999, the Company’s Board of Directors adopted the Non-Employee Directors’ Retirement Plan which provides that each non-employee director with 10 or more years of continuous service is eligible to receive a retirement benefit based on a formula defined in the plan. A portion of the retirement benefit fluctuates based on the fair market value of the Company’s stock. As a result, in 2001 the Company recorded a reduction of $32,000 in the retirement benefit related to this plan. The Company expensed $82,000 and $18,000 related to this plan in 2000 and 1999, respectively.

NOTE L—RESTRUCTURING

On June 23, 2000, the Company announced that its management incentive bonus compensation contracts had been restructured to reduce bonuses on pre-tax profits to 8.5% from 17.5%. In connection with the restructuring, the Company issued 375,000 restricted shares of its Common Stock to three members of management and made cash payments totaling $1,771,000. As a result, the Company recorded a restructuring charge in 2000 totaling $4,394,000 ($3,743,000 net of tax) to reflect the cost of the shares issued and the cash payments made. In addition, the Company will, subject to continued employment, make (i) four annual payments of $187,500, net of taxes, to Herbert Pearlman, former Chairman of the Board of Directors, beginning January 1, 2001; (ii) four annual payments of $125,000, net of taxes, to Paul Frame, Chairman of the Board, President and Chief Executive Officer, beginning January 1, 2001; and (iii) payments totaling $1.4 million, net of taxes, to David Lawi payable over four years beginning January 1, 2001. The withholding taxes on these payments will total 35%. The Company will also make annual payments of $850,000 to Horace Calvert beginning July 1, 2000 through May 31, 2004, subject to continued employment. These payments will be charged to expense over the period earned. For the years ended December 31, 2001 and 2000, $1,850,000 and $1,425,000, respectively, was included in selling, general and administrative expense related to these payments.

NOTE M—INVESTMENT IN EAGLE GEOPHYSICAL, INC.

On April 22, 1999, the Board of Directors of Seitel, Inc. declared to its common stockholders a dividend consisting of 1,520,000 shares of the common stock of Eagle Geophysical, Inc. (“Eagle”) owned by the Company. The dividend was declared at the rate of approximately 0.064 shares of Eagle common stock for each share of Seitel, Inc. common stock owned as of the close of business on the record date of May 18, 1999. The fair market value of the common stock of Eagle held by the Company on the date this dividend was declared was lower than the carrying value of the stock on the Company’s balance sheet; therefore, a non-cash, non-recurring, pre-tax impairment, net of bonus effect, of $7,794,000 was recorded for the year ended December 31, 1999.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE N—RELATED PARTY TRANSACTIONS

Refer to Note R for a discussion of transactions involving certain former executives.

The Company owed Helm Capital Group, Inc. and its subsidiaries (“Helm”), a company that has an executive officer who is a former director of the Company, $49,000 and $16,000 as of December 31, 2001 and 2000, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $175,000, $117,000 and $115,000, for these general and administrative expenses during 2001, 2000 and 1999, respectively. Management believes that these expenses, which were specifically related to the Company’s business, represented costs which would have been incurred in similar amounts by the Company if such services that were performed by Helm were performed by an unaffiliated entity.

During 2001, the former chief executive officer received advances against bonus and commission payments that were contingent upon achieving $10 million in pre-tax profits during 2001. The former chief financial officer received advances against customary and anticipated bonus payments. The pre-tax profits threshold was not met in 2001. The Company determined that advances previously paid but not earned or rewarded would be repaid pursuant to promissory notes. The former chief executive officer and the former chief financial officer agreed to deliver promissory notes to the Company in a principal amount equal to $2,572,730 and $621,293, respectively. These amounts are included in notes and other receivables as of December 31, 2002. The promissory notes are to be repaid over five years; however, the balance owed under the promissory notes will be reduced by 20% in any year in which the pre-tax profits threshold of $10 million is met.

The Company guarantees borrowings up to $750, 000 made by its former chief executive officer under a line of credit. The Company is only obligated to make payment in the event of default by its chief executive officer. The Company has a contractual right of offset against any salary, bonus, commission or other amounts due from the Company to its former chief executive officer for any amounts paid by the Company pursuant to this guaranty. At December 31, 2001, $590,000 was outstanding on this line of credit. The Company did not make any payments under this guaranty during 2001 or 2000.

In October 2001, the Company guaranteed an institutional loan to its former chief operating officer and general counsel, now its chief executive officer. The original principal of $600,000 will be paid annually, based on amortization of 120 months, but is payable in full in October 2006. The Company also agreed to make payments of principal and interest on the loan during the officer’s employment by the Company. As long as the officer remains in the employ of the Company, his obligation to repay shall be forgiven ratably over 120 months; however, under certain conditions of termination, he will be required to reimburse the Company a pro rata portion of amounts paid by the Company on the indebtedness. Such proration is based on length of employment. The Company has a contractual right of offset against any compensation due from the Company to the officer for any amounts paid by the Company on the indebtedness.

NOTE O—MAJOR CUSTOMERS

No single customer accounted for 10% or more of revenue during 2001, 2000 and 1999.

The Company extends credit to various companies in the oil and gas industry for the purchase of their seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company’s overall credit risk. However, management believes that the risk is mitigated by the number, size, reputation and diversified nature of the companies to which they extend credit. Historical credit losses incurred on receivables by the Company have not been significant relative to sales.

NOTE P—STATEMENT OF CASH FLOW INFORMATION

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE Q—INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company operates in two reportable segments—seismic and exploration and production. The long-term financial performance of each of the reportable segments is affected by similar economic conditions. The accounting policies of the segments are the same as those described in Footnote A to these consolidated financial statements. The Company evaluates performance of each reportable segment based on operating income before selling, general and administrative expenses, interest income and expense, income taxes, non-recurring items and accounting changes.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by reportable segment for the three years ended December 31, 2001, was as follows (in thousands):

	Seismic	Exploration and Production	Total Segments
2001
Revenue from external purchasers	$115,238	$21,091	$136,329
Depreciation, depletion and amortization	48,216	10,640	58,856
Impairment of oil and gas properties	—	40,433	40,433
Cost of sales	1,196	4,269	5,465
Segment operating income	65,826	(34,251)	31,575
Assets	556,971	93,932	650,903
Capital expenditures(a)	145,421	17,786	163,207

2000 (Restated)
Revenue from external purchasers	$113,887	$24,435	$138,322
Depreciation, depletion and amortization	51,347	10,376	61,723
Cost of sales	738	4,832	5,570
Segment operating income	61,802	9,227	71,029
Assets	444,453	149,113	593,566
Capital expenditures(a)	70,072	14,955	85,027

1999
Revenue from external purchasers	$109,671	$19,036	$128,707
Depreciation, depletion and amortization	49,375	9,093	58,468
Cost of sales	296	4,720	5,016
Segment operating income	60,000	5,223	65,223
Assets	391,849	157,925	549,774
Capital expenditures(a)	116,525	22,318	138,843

(a)	Includes other ancillary equipment.

The following geographic information for the three years ended December 31, 2001 pertains to the Company’s seismic segment (in thousands):

	United States	Canada	Other Foreign Countries	Total
2001
Revenue from external customers	$91,250	$23,988	$—	$115,238
Assets	479,868	75,746	1,357	556,971

2000 (Restated)
Revenue from external customers	$86,942	$26,900	$45	$113,887
Assets	386,167	56,857	1,429	444,453

1999
Revenue from external customers	$83,532	$26,139	$—	$109,671
Assets	347,672	42,654	1,523	391,849

All exploration and production activities are conducted in the United States.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles segment information to consolidated totals (in thousands):

	December 31,
	2001	2000	1999
		(Restated)
Depreciation, depletion and amortization:
Total reportable segment depreciation, depletion and amortization	$58,856	$61,723	$58,468
Corporate and other	1,857	1,174	1,156

Total consolidated depreciation, depletion and amortization	$60,713	$62,897	$59,624

Income before income taxes:
Total reportable segment operating income	$31,575	$71,029	$65,223
Selling general and administrative expense	(36,828)	(33,131)	(28,587)
Special charges	(1,265)	—	—
Expenses related to delayed DDD Energy, Inc. offering	—	(958)	—
Restructuring charge	—	(4,394)	—
Interest expense, net	(13,102)	(12,106)	(11,077)
Dividend income	—	22	—
Equity in earnings (loss) of affiliate	—	—	(91)
Impairment due to dividend distribution of affiliate stock	—	—	(7,794)
Eliminations and other	(1,857)	(1,174)	(1,156)

(Loss) income before income taxes	$(21,477)	$19,288	$16,518

Assets:
Total reportable segment assets	$650,903	$593,566	$549,774
Corporate and other	10,566	5,565	6,145

Total consolidated assets	$661,469	$599,131	$555,919

NOTE R—SUBSEQUENT EVENTS

Internal and Securities And Exchange Commission Investigation

In the second quarter of 2002, Mr. Frame resigned from the Company and Ms. Valice’s employment was terminated. In connection with the departure of these executives, the Company initiated an internal investigation. As a result of that investigation, the Company discovered that Mr. Frame and Ms. Valice may have improperly converted corporate funds for their personal use, including certain “unearned advances”. The Company is seeking immediate reimbursement from Mr. Frame of:

•	$2,641,038 of “unearned advances” that he drew from Company funds;

•	$750,000 of his personal attorney’ fees and legal settlement costs that he caused the Company to pay;

•	$695,805 in his personal automobile racing expenses that he caused the Company to pay;

•	$148,309 for the purchase of a security system for his home that he caused the Company to pay.

Of these amounts, Mr. Frame caused the Company to pay approximately $1.3 million, in 2001, that was personal in nature and unrelated to the conduct of the Company’s business. These amounts were previously recorded in “selling, general and administrative” expenses, but have been reclassified to “special charges” in the accompanying financial statements.

The Company is also seeking reimbursement from Ms. Valice of $621,293 of “unearned advances” that she drew from Company funds.

The Company has notified the Securities and Exchange Commission (“SEC”) regarding the findings of the internal investigation. The SEC’s Fort Worth District Office has informed the Company that it has initiated an informal inquiry into these events and the Company is fully cooperating with the inquiry. As discussed below, Mr. Frame and Ms. Valice have each filed suit against the Company alleging, among other things, breach of contract. The Company has filed counterclaims against each to recover the above described funds owed by each to the Company.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The complaints generally allege that during proposed class periods of May 5, 2000 through May 3, 2002 or July 13, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorney’ fees. The Court has set a hearing for August 30, 2002 on several motions for appointment of lead plaintiff and approval of lead counsel for plaintiffs. By agreement of the parties, the defendants are not required to answer or otherwise respond until after the court selects lead plaintiff and lead counsel and the plaintiffs file a consolidated amended complaint. No discovery has been conducted. The Company intends to vigorously defend these lawsuits.

        The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Steiglitz, Zeidman, Fiur, and Seitel, Inc., No. 2002-39404, In the District Court of Harris County, Texas, 151st Judicial District; Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Steiglitz, Fiur, Ernst & Young, LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The Plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company and its shareholders by failing to maintain adequate accounting controls and by using improper accounting and, as applicable, auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments, exemplary damages, attorneys’ fees, experts’ fees and costs. The Company’s Board of Directors has appointed a special litigation committee, which is conducting an independent investigation of the allegations asserted in the derivative lawsuits, which it expects to be completed in September 2002. No discovery has been conducted. The defendants presently intend to seek to have all of the derivative cases stayed, including discovery that has been served in the Talley case, pending completion of that investigation.

The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company believes that neither its Board of Directors nor any committee approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman’s resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. Mr. Pearlman has filed counterclaims asserting that the board of directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be realigned as the plaintiff in the action and seeks actual damages in an amount exceeding $4,000,000, punitive damages, attorneys’ fees, costs and expenses. No discovery has been conducted. The Company intends to vigorously pursue its claims and defend against the counterclaims.

The Company has been sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination. The Company terminated her employment for what it believes is “cause” under her contract, and the Company believes that she is entitled to no recovery on her suit. The Company has filed a counter suit against Ms. Valice seeking to recover over $621,000 in unearned advances she received from the Company and has failed to repay. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame filed suit against the Company alleging a breach of his employment contract by virtue of his asserted termination. He also alleges a press release announcing his resignation and advising that the Company was investigating possible misappropriation of corporate funds for personal use by him was defamatory. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses including the fact that the allegedly defamatory statements are true or substantially true and that its publication was privileged. The Company also has filed a counter suit to recover the approximately $4,200,000 in corporate funds that the Company believes he inappropriately converted for his personal use and benefit. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

The litigation referred to above is in its early stages. Accordingly, the Company is unable to determine a range of contingent liabilities associated with such litigation. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into could be material to the Company’s financial statements for any particular reporting period. Based on its present evaluation of the merits of the litigation referred to above the Company does not believe any amounts should be accrued based on SFAS No. 5, “Accounting For Contingencies.” Accordingly, the Company has not recorded any liabilities related to such litigation as of August 16, 2002.

The Company is currently a party to a dispute with Winthrop Resources Corporation (“Winthrop”) arising out of an equipment lease signed by the parties in October 2001. The Company sought to lease a majority of the equipment needed to establish and operate certain data centers from Winthrop. Based on representations from Winthrop, the Company expected to receive an operating lease, but after an inquiry the Company determined the lease was, in fact, a capital lease. Winthrop alleges that the Company’s restatement of its financial statements was a material adverse event and thus prevented further leasing. The Company made all monthly payments called for under the lease until the July 1, 2002 payment, at which time the Company suspended payment. The Company filed an application for a temporary restraining order on July 12, 2002, which was granted on that same day, seeking to enjoin Winthrop from repossession of certain equipment pending the hearing on the application for a temporary injunction which hearing was set for August 9, 2002, but was postponed by the parties. Winthrop filed suit in Minnesota state court on July 15, 2002 in which it seeks contractual damages and return of the leased equipment. Winthrop asserts the case in Texas should be dismissed because the parties agreed in the lease that venue would be in Minnesota. That motion to dismiss was scheduled to be heard at the August 9 hearing, but now rescheduled to begin August 30, 2002.

        The Company and Winthrop recently entered into a standstill agreement in both the Texas and Minnesota actions so they can explore a settlement. No settlement agreement has been executed, although discussions continue. The standstill agreement expires at the resolution of the August 30 hearing.

New York Stock Exchange Listing

The Company received notification from the New York Stock Exchange (“NYSE”) that it has fallen below the NYSE continued listing standards due to the Company’s stock trading at a price of below $1.00 per share for a consecutive 30-day trading period. In accordance with the rules and procedures of the NYSE, the Company has six months within which to cure this price per share deficiency, prior to the NYSE commencing suspension and delisting procedures. The Company has responded to the notification letter, informing the NYSE of the Company’s intent to cure the deficiency.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Compliance With Debt Covenants

The financial covenants in the Senior Notes and the Company’s now terminated Revolving Line of Credit Agreements include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with certain financial covenants in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 and the Revolving Line of Credit Agreement at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with these same financial covenants in these agreements at December 31, 2001. The Company received an amendment from the Senior Noteholders that waived noncompliance with the limitation on total debt covenant in the third and fourth quarters of 2001 and increased the ratio of allowed debt total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

In addition, as a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001 and the Revolving Line of Credit Agreement. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999 and the leverage ratio covenant in the Revolving Line of Credit Agreement. The Company received waivers from the Senior Noteholders for the covenants it was not in compliance with; such waivers continued through May 24, 2002. Effective June 21, 2002, the Company entered into a standstill agreement with its Senior Noteholders pursuant to which the Noteholders agreed not to exercise remedies available to them under the Senior Note Agreements as a result of existing defaults until July 17, 2002. Effective as of July 17, 2002, the Company reached an agreement with the Senior Noteholders to extend the standstill agreement for an additional 90 days until October 15, 2002. During the 90 day standstill period, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Senior Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The standstill may terminate prior to October 15, 2002 if, among other things,

(i)	there is an event of default by the Company under the standstill agreement or any subsequent defaults under the existing Senior Note Agreements;

(ii)	the Company defaults on the payments of any non-excluded debt of $5,000,000 or more; or

(iii)	the Company does not provide the Noteholders with a form of business plan by August 19, 2002, and an acceptable business plan by August 31, 2002.

The Company was not in compliance with the interest coverage covenant as of June 30, 2002, in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. However, under the terms of the standstill agreements, such non-compliance has been waived.

        The Company is working with the Noteholders toward a long-term modification of the Senior Note Agreements. If the Company is unable to obtain such long-term modifications, the Senior Noteholders could elect to accelerate the debt. Based on the Company’s current financial condition, if the debt were to be accelerated the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company would intend to seek additional or replacement sources of fundraising. However, there can be no assurance that the Company would be able to obtain such financing on satisfactory terms or at all.

        In addition, the Company was not in compliance with the leverage ratio covenant and the interest coverage covenant of the Seitel Data, Ltd. term loan at June 30, 2002 and March 31, 2002 and the leverage ratio covenant at September 30, 2001 and December 31, 2001. Additionally, the Company was not in compliance with the net worth covenant at June 30, 2002. The lender has issued a notice of default but has not accelerated the debt.

As a result of the Company’s non-compliance with certain of the covenants of its debt agreements, the Company’s 2001 financial statements contain a “going concern” qualification. The Company’s independent auditors have advised the Company that, if the non-compliance with the debt agreements is not satisfactorily resolved, their report on the December 31, 2002 financial statements will contain a “going concern” qualification.

Sale of DDD Energy

On July 3, 2002, DDD Energy entered into a Purchase and Sale Agreement with Rising Star Energy, L.L.C. for the sale of a majority of the oil and gas exploration and production properties and related assets of DDD Energy. The transaction closed on August 2, 2002. After adjustments, the Company received cash proceeds of $23.8 million with a final adjustment, if any, to be made within 90 days following closing. The purchase agreement grants Rising Star an option, exercisable within 30 days of closing, to purchase additional oil and gas assets of DDD Energy and another subsidiary of the Company for up to $15 million, or to enter into a joint venture arrangement with the Company related to these assets.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE S—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2001 (first three quarters restated)(1)
Revenue	$38,324	$30,451	$29,306	$38,248
Gross profit (loss)(2)	20,491	7,429	(6,970)	8,768
Provision (benefit) for income taxes	2,653	(1,660)	(6,715)	(762)
Net income (loss)	4,031	(3,218)	(12,410)	(3,396)
Earnings (loss) per share:(3)
Basic	.16	(.13)	(.50)	(.14)
Diluted	.15	(.13)	(.50)	(.14)

2000 (restated)(1)
Revenue	$28,040	$33,177	$37,247	$39,858
Gross profit(2)	13,630	15,931	18,951	21,343
Provision for income taxes	1,303	2,099	2,524	1,652
Cumulative effect of accounting change	(14,219)	—	—	—
Net (loss) income	(11,664)	(1,425)	4,607	5,973
Earnings (loss) per share:(3)
Basic	(.49)	(.06)	.19	.25
Diluted	(.49)	(.06)	.19	.24

(1)	The amounts for the first three quarters of 2001 and the four quarters of 2000 have been restated consistent with the disclosure in Note B.
(2)	Gross profit represents revenue less data bank amortization, depletion of oil and gas properties, impairment of oil and gas properties and cost of sales.
(3)
The sum of the individual quarterly earnings per share may not agree with the year to date earnings per share as each period’s computation is based on the weighted average number of common shares outstanding during the period.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement of cash flows included $11.1 million related to transactions which occurred in the first and second quarters of 2001 in which the Company and its customer each issued cash payments. The following table summarizes the non-monetary transactions as reported and as revised (in thousands):

	Prior to Restatement
Quarter Ended	As Reported	Amounts Related to Change in Presentation	As Revised for Change in Presentation

March 31, 2001	$7,824	$4,741	$12,565
June 30, 2001	1,672	6,407	8,079
September 30, 2001	29,917	(11,148)	18,769

	$39,413	$—	$39,413

Following the restatement for the nine months ended September 30, 2001 and under the Company’s newly adopted revenue recognition policy, revenue under certain data licensing contracts is deferred until selection of the data is made. The result of the deferral is to reduce the amount of revenue currently recognized. Had the new revenue recognition policy been adopted at the time of issuance of the Company’s quarterly financial statements, the quarterly revenue totals reported for non-monetary transactions would have been as follows (in thousands):

Quarter Ended	As Restated
March 31, 2001	$4,363
June 30, 2001	3,330
September 30, 2001	4,715
December 31, 2001	5,811

Total	$18,219

NOTE T—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

The following information concerning the Company’s oil and gas operations is presented in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth estimates of proved reserves and proved developed reserves of natural gas and crude oil (including condensate and natural gas liquids) attributable to the Company’s interest in oil and gas properties. The reserve estimates presented herein were prepared by the independent petroleum engineering firm of Garb Grubbs Harris & Associates, Inc. (formerly Forrest A. Garb & Associates, Inc.) in accordance with guidelines established by the SEC. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

	Oil (Mbbl)	Gas (MMcf)
Proved reserves at December 31, 1998	7,338	74,059
Revisions of previous estimates	(1,494)	(6,978)
Purchases of reserves in place	118	6,600
Sales of reserves in place	(1,307)	(11,336)
Extensions and discoveries	152	5,405
Production	(346)	(5,693)

Proved reserves at December 31, 1999	4,461	62,057
Revisions of previous estimates	(795)	(20,999)
Purchases of reserves in place	133	697
Sales of reserves in place	(57)	(2,059)
Extensions and discoveries	339	6,285
Production	(303)	(4,390)

Proved reserves at December 31, 2000	3,778	41,591
Revisions of previous estimates	(427)	(1,543)
Sales of reserves in place	(324)	(1,268)
Extensions and discoveries	160	1,706
Production	(278)	(3,157)

Proved reserves at December 31, 2001	2,909	37,329

Proved developed reserves—
December 31, 1998	5,265	37,844

December 31, 1999	2,355	19,608

December 31, 2000	2,149	12,376

December 31, 2001	1,450	11,440

The proved reserves disclosed above exclude proved sulfur reserves of 80,000 long tons, 164,000 long tons and 260,000 long tons at December 31, 2001, 2000 and 1999, respectively. The proved reserves are subject to a net profits interest equivalent to 1,007 MMcf of natural gas and 33 MBbl of crude oil at December 31, 2001.

Capitalized Costs of Oil and Gas Properties:    As of December 31, 2001 and 2000, the Company’s capitalized costs of oil and gas properties were as follows (in thousands):

	December 31,
	2001	2000
Unproved properties	$23,242	$45,908
Proved properties	182,268	160,818

Total capitalized costs	205,510	206,726
Less: Accumulated depreciation, depletion and amortization	(116,140)	(65,068)

Net capitalized costs	$89,370	$141,658

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs Incurred in Oil and Gas Activities:    The following table sets forth the Company’s costs incurred for oil and gas activities for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Acquisition of properties:
Evaluated	$—	$—	$—
Unevaluated	9,858	6,951	8,303
Exploration costs	4,211	2,641	12,789
Development costs	3,531	5,175	847

Total costs incurred	$17,600	$14,767	$21,939

Results of Operations for Oil and Gas Producing Activities:    The following table sets forth the results of operations for oil and gas producing activities for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Revenue	$21,011	$24,226	$18,637
Production costs	(4,260)	(4,821)	(4,706)
Depreciation, depletion and amortization	(10,640)	(10,376)	(9,093)
Impairment of oil and gas properties	(40,433)	—	—

(Loss) income before income taxes	(34,322)	9,029	4,838
Income tax benefit (expense)	(12,013)	(3,160)	(1,693)

Results of operations	$(22,309)	$5,869	$3,145

In addition to the revenue and production costs disclosed above, the Company had revenues from sulfur sales and related production costs of $80,000 and $9,000, respectively, for the year ended December 31, 2001, $209,000 and $11,000, respectively, for the year ended December 31, 2000, and $399,000 and $14,000, respectively, for the year ended December 31, 1999.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:    The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company’s proved oil and gas reserves as prescribed by SFAS No. 69. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Future prices actually received may differ from the estimates in the standardized measure.

        Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company’s proved oil and gas reserves and the tax basis of proved oil and gas properties, adjusted for tax credits and allowances. The resulting annual net cash flows were then discounted to present value amounts by applying a 10 percent annual discount factor.

        Although the information presented is based on the Company’s best estimates of the required data, the methods and assumptions used in preparing the data were those prescribed by the Financial Accounting Standards Board. Although not market sensitive, they were specified in order to achieve uniformity in assumptions and to provide for the use of reasonably objective data. It is important to note here that this information is neither fair market value nor the present value of future cash flows and it does not reflect changes in oil and gas prices experienced since the respective year-end. It is primarily a tool designed by the FASB to allow for a reasonable comparison of oil and gas reserves and changes therein through the use of a standardized method. Accordingly, the Company cautions that this data should not be used for other than its intended purpose.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management does not rely upon the following information in making investment and operating decisions. The Company, along with its partners, bases such decisions upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may occur in the future.

	December 31,
	2001	2000	1999
	(in thousands)
Cash inflows	$152,452	$503,950	$247,158
Production costs	(26,404)	(56,470)	(56,308)
Development costs	(37,038)	(40,815)	(37,099)
Income taxes	(15,624)	(115,108)	(36,554)

Future net cash flows	73,386	291,557	117,197
10 percent annual discount	(34,266)	(125,181)	(45,133)

Standardized measure of discounted future net cash flows(1)(2)	$39,120	$166,376	$72,064

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

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Standardized measure, beginning of year	$166,376	$72,064	$81,543
Extensions and discoveries, net of related costs	5,573	45,001	13,001
Sales of oil and gas produced, net of production costs	(16,751)	(19,405)	(13,931)
Net changes in prices and production costs	(163,972)	231,194	26,992
Change in future development costs	1,366	(214)	(9,608)
Development costs incurred during the period that reduced future development costs	1,618	3,087	227
Revision of previous quantity estimates	(5,374)	(108,365)	(19,232)
Purchases of reserves in place	—	1,222	6,222
Sales of reserves in place	(10,429)	(7,855)	(23,402)
Accretion of discount	23,269	9,480	10,765
Net change in income taxes	58,169	(43,586)	3,375
Change in production rates and other	(20,725)	(16,247)	(3,888)

Standardized measure, end of year	$39,120	$166,376	$72,064