Form 10-Q
period 2002-06-30
SEITEL INC
filed 2002-08-19
CIK 750813

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14488
                                                -------


                                     [LOGO]


                                  SEITEL, INC.
                                  ------------
               (Exact name of registrant as specified in charter)


                 Delaware                               76-0025431
                 --------                               ----------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification Number)


   50 Briar Hollow Lane, 7/th/ Floor West                 77027
                                                          -----
               Houston, Texas                           (Zip Code)
               --------------
  (Address of principal executive offices)


Registrant's telephone number, including area code:   (713) 881-8900
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

                       Yes   [X]         No   [_]

As of August 16, 2002, there were 25,375,683 shares of the Company's common stock, par value $.01 per share outstanding.

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          June 30, 2002 (Unaudited) and December 31, 2001                     3

          Consolidated Statements of Income (Unaudited)
          for the Three Months Ended June 30, 2002 and 2001 (Restated)        4

          Consolidated Statements of Income (Unaudited)
          for the Six Months Ended June 30, 2002 and 2001 (Restated)          5

          Consolidated Statements of Stockholders' Equity
          for the Year Ended December 31, 2001 and for the
          Six Months Ended June 30, 2002 (Unaudited)                          6

          Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2002 and 2001 (Restated)          7

          Notes to Consolidated Interim Financial Statements                  8

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            24

          Item 3.   Quantitative and Qualitative
                    Disclosures About Market Risk                            35

PART II.  OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                              (Unaudited)
                                                                June 30,       December 31,
                                                                  2002             2001
                                                               ----------      -----------
ASSETS
   Cash and cash equivalents                                   $   7,169        $  25,223
   Receivables
      Trade, net                                                  41,411           56,095
      Notes and other, net                                           660            4,210
   Net seismic data library                                      415,968          455,845
   Net other property and equipment                               22,366           11,927
   Oil and gas operations held for sale                           32,075           93,956
   Investment in marketable securities                             1,341            2,501
   Deferred income taxes                                          18,839                -
   Prepaid expenses, deferred charges and other                   11,367           11,712
                                                               ---------        ---------
   TOTAL ASSETS                                                $ 551,196        $ 661,469
                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                    $  42,559        $  45,243
   Income taxes payable                                            1,082            2,646
   Oil and gas operations held for sale                            4,747            3,962
   Debt
      Senior notes                                               255,000          255,000
      Line of credit                                                 770            1,319
      Term loans                                                  10,210            9,375
      Financial guaranty                                             540                -
   Obligations under capital leases                                8,616            2,656
   Deferred income taxes                                               -              351
   Deferred revenue                                               75,321           97,330
                                                               ---------        ---------
TOTAL LIABILITIES                                                398,845          417,882
                                                               ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; authorized
      5,000,000 shares; none issued                                    -                -
   Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued and outstanding
       25,811,601 and 25,810,603 at June 30, 2002
       and December 31, 2001, respectively                           258              258
   Additional paid-in capital                                    166,465          166,456
   Retained earnings (deficit)                                    (6,542)          91,624
   Treasury stock, 435,918 and 735,918 shares at cost at
       June 30, 2002 and December 31, 2001, respectively          (5,373)          (9,072)
   Notes receivable from officers and employees                   (2,285)          (3,776)
   Accumulated other comprehensive loss                             (172)          (1,903)
                                                               ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                       152,351          243,587
                                                               ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 551,196        $ 661,469
                                                               =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                                  Three Months Ended June 30,
                                                                 ----------------------------
                                                                    2002             2001
                                                                 ---------       -----------
                                                                                  (Restated)
REVENUE(1)                                                       $  47,102       $  24,663

EXPENSES
   Depreciation and amortization                                    20,355          10,761
   Cost of sales                                                       185             472
   Selling, general and administrative expenses                     15,480           8,213
   Impairment of seismic data library                               25,696               -
   Special charges                                                   8,763             202
                                                                 ---------       ---------
                                                                    70,479          19,648
                                                                 ---------       ---------

INCOME (LOSS) FROM OPERATIONS                                      (23,377)          5,015

Interest expense, net                                               (5,540)         (3,039)
Loss on sale of marketable securities                                 (564)              -
                                                                 ---------       ---------
Income (loss) from continuing operations before
   provision for income taxes                                      (29,481)          1,976

Provision (benefit) for income taxes                                (8,395)            739
                                                                 ---------       ---------

Income (loss) from continuing operations                           (21,086)          1,237

Discontinued operations (2):
   Loss from operations (including loss
      from disposal of $56,764)                                    (57,835)         (6,854)
   Income tax benefit                                                    -          (2,399)
                                                                 ---------       ---------
   Loss from discontinued operations                               (57,835)         (4,455)
                                                                 ---------       ---------

NET LOSS                                                         $ (78,921)      $  (3,218)
                                                                 =========       =========

Net income (loss) per share:
   Basic:
      Income (loss) from continuing operations                   $    (.83)      $     .05
      Loss from discontinued operations                              (2.28)           (.18)
                                                                 ---------       ---------
      Net loss                                                   $   (3.11)      $    (.13)
                                                                 =========       =========
   Diluted:
      Income (loss) from continuing operations                   $    (.83)      $     .05
      Loss from discontinued operations                              (2.28)           (.17)
                                                                 ---------       ---------
      Net loss                                                   $   (3.11)      $    (.12)
                                                                 =========       =========

Weighted average number of common and
   common equivalent shares:
   Basic                                                            25,370          25,060
                                                                 =========       =========
   Diluted                                                          25,370          26,340
                                                                 =========       =========

-------
(1) Non-cash revenue and the percentage of total revenue for the three months ended June 30, 2002 and 2001 are $16,029,000 (34.0%) and $3,330,000 (13.5%), respectively.
(2) See Note D for pro forma effects, in 2001, of change in accounting principal.

  The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            2002           2001
                                                                         ----------     ----------
                                                                                        (Restated)
REVENUE(1)                                                               $   69,615     $   54,910

EXPENSES

   Depreciation and amortization                                             38,161         24,405
   Cost of sales                                                                230            643
   Selling, general and administrative expenses                              25,946         17,612
   Impairment of seismic data library                                        25,696              -
   Special charges                                                            8,787            677
                                                                         ----------     ----------
                                                                             98,820         43,337
                                                                         ----------     ----------

INCOME (LOSS) FROM OPERATIONS                                               (29,205)        11,573

Interest expense, net                                                       (10,184)        (6,049)
Loss on sale of marketable securities                                           (82)             -
                                                                         ----------     ----------

Income (loss) from continuing operations before provision for income
      taxes and cumulative effect of change in accounting principle         (39,471)         5,524
Provision (benefit) for income taxes                                        (12,155)         2,294
                                                                         ----------     ----------

Income (loss) from continuing operations before cumulative
      effect of change in accounting principle                              (27,316)         3,230

Discontinued operations(2):
   Loss from operations (including loss
       from disposal of $56,764)                                            (58,711)        (3,718)
   Income tax benefit                                                             -         (1,301)
                                                                         ----------     ----------
Loss from discontinued operations                                           (58,711)        (2,417)
                                                                         ----------     ----------

Cumulative effect of change in accounting principle, net of tax             (11,162)             -
                                                                         ----------     ----------

NET INCOME (LOSS)                                                        $  (97,189)    $      813
                                                                         ==========     ==========

Net income (loss) per share:
      Basic:
          Income (loss) from continuing operations before
               cumulative effect of accounting change                    $    (1.08)    $      .13
          Loss from discontinued operations                                   (2.33)          (.10)
          Cumulative effect of accounting change                               (.44)             -
                                                                         ----------     ----------
          Net income (loss)                                              $    (3.85)    $      .03
                                                                         ==========     ==========
      Diluted:
          Income (loss) from continuing operations before
               cumulative effect of accounting change                    $    (1.08)    $      .12
          Loss from discontinued operations                                   (2.33)          (.09)
          Cumulative effect of accounting change                               (.44)             -
                                                                         ----------     ----------
          Net income (loss)                                              $    (3.85)    $      .03
                                                                         ==========     ==========

Weighted average number of common and common equivalent shares:

      Basic                                                                  25,223         24,921
                                                                         ==========     ==========
      Diluted                                                                25,223         26,311
                                                                         ==========     ==========

---------
(1) Non-cash revenue and the percentage of total revenue for the six months ended June 30, 2002 and 2001 are $21,668,000 (31.1%) and $7,693,000
     (14.0%), respectively.

(2) See Note D for Pro Forma effects, in 2001, of change in accounting principle.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

                                                                                                            Notes
                                                                                                         Receivable     Accumulated
                                                         Additional  Retained                               from           Other
                                      Common Stock        Paid-In    Earnings         Treasury Stock     Officers &    Comprehensive
                                   -------------------                            ---------------------
                                    Shares     Amount     Capital    (Deficit)      Shares      Amount    Employees    Income (Loss)
                                   --------   --------   ---------   ----------   ---------    --------   ---------    -------------
Balance, December 31, 2000       25,306,517   $    253   $ 159,543   $  106,617    (635,918)   $ (7,667)  $ (4,965)      $   (191)
  Net proceeds from issuance
     of common stock upon
     exercise of options            504,086          5       6,398            -           -           -          -              -
  Tax reduction from exercise
     of stock options                     -          -         515            -           -           -          -              -
  Treasury stock purchased                -          -           -            -    (100,000)     (1,405)         -              -
  Payments received on
     notes receivable from
     officers and employees               -          -           -            -           -           -      1,189              -
  Net loss                                -          -           -      (14,993)          -           -          -              -
  Foreign currency translation
     adjustments                          -          -           -            -           -           -          -         (1,733)
  Unrealized gain on marketable
     securities net of income
     tax expense of $14                   -          -           -            -           -           -          -             21

                                 ----------   --------   ---------   ----------   ---------    --------   --------       --------
Balance, December 31, 2001       25,810,603   $    258   $ 166,456   $   91,624    (735,918)   $ (9,072)  $ (3,776)      $ (1,903)
  Net proceeds from issuance
     of common stock upon
     exercise of options                998          -           9            -           -           -          -              -
  Issuance of common stock
     in connection with
     employment contract                  -          -           -         (172)     50,000         616          -              -
  Pearlman common stock issuance          -          -           -         (805)    250,000       3,083          -              -
  Payments received on
     notes receivable from
     officers and employees               -          -           -            -           -           -        336              -
  Allowance for notes receivable          -          -           -            -           -           -      1,155              -
  Net loss                                -          -           -      (97,189)          -                      -              -
  Foreign currency translation
     adjustments                          -          -           -            -           -           -          -          1,425
  Unrealized gain on marketable
     securities                           -          -           -            -           -           -          -              1
  Reclassification adjustment for
     losses included in income,
     net of tax benefit of $75            -          -           -            -           -           -          -            305
                                 ----------   --------   ---------   ----------   ---------    --------   --------       --------

Balance, June 30, 2002
    (unaudited)                  25,811,601   $    258   $ 166,465   $   (6,542)   (435,918)   $ (5,373)  $ (2,285)      $   (172)
                                 ==========   ========   =========   ==========   =========    ========   ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

                                                                                        Six Months Ended June 30,
                                                                                      -----------------------------
                                                                                          2002             2001
                                                                                      -------------    ------------
                                                                                                        (Restated)
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities of continuing operations:
      Net income (loss)                                                                  $(97,189)         $    813
      Loss from discontinued operations, net of tax                                        58,711             2,417
      Cumulative effect of change in accounting principle, net of tax                      11,162                --
      Depreciation, depletion and amortization                                             38,287            24,433
      Impairment of seismic data library                                                   25,696                --
      Allowance for collection on notes receivable                                          8,749                --
      Deferred income tax benefit                                                         (13,139)           (3,961)
      Non-cash sales                                                                      (21,668)           (7,693)
      Loss on sale of marketable securities                                                    82                --
      Write-off of deferred financing costs                                                   321                --
      Common stock issued as compensation                                                     444                --
      Decrease (increase) in receivables                                                   14,630              (597)
      Increase in other assets                                                             (1,779)           (1,018)
      Decrease in deferred revenue                                                         (8,957)             (697)
      Increase (decrease) in accounts payable and other liabilities                         1,381           (10,312)
                                                                                         --------          --------

          Net cash provided by operating activities of continuing operations               16,731             3,385
                                                                                         --------          --------
Cash flows from investing activities:
      Cash invested in seismic data                                                       (36,208)          (36,503)
      Cash paid to acquire property and equipment                                          (7,592)           (1,538)
      Cash received from disposal of property and equipment                                 2,398                --
      Net proceeds from sale of marketable securities                                       1,356                --
                                                                                         --------          --------
          Net cash used in investing activities of continuing operations                  (40,046)          (38,041)
                                                                                         --------          --------

Cash flows from financing activities:
      Borrowings under line of credit                                                      15,879            82,060
      Principal payments under line of credit                                             (16,472)          (56,060)
      Borrowings on term loan                                                               2,514                --
      Principal payments on term loans                                                     (1,783)               --
      Principal payments on capital lease obligations                                      (1,153)              (47)
      Proceeds from issuance of common stock                                                    9             5,967
      Costs of debt and equity transactions                                                   (10)             (471)
      Repurchase of common stock                                                               --            (1,405)
      Loans to officers, employees and directors                                              (65)               --
      Payments on notes receivable from officers and employees                                750               938
                                                                                         --------          --------
          Net cash provided by (used in) financing activities
            of continuing operations                                                         (331)           30,982
                                                                                         --------          --------

Effect of exchange rate changes                                                             1,637              (582)
Net cash provided by discontinued operations                                                3,955               763
                                                                                         --------          --------
Net decrease in cash and cash equivalents                                                 (18,054)           (3,493)

Cash and cash equivalents at beginning of period                                           25,223            10,216
                                                                                         --------          --------
Cash and cash equivalents at end of period                                               $  7,169          $  6,723
                                                                                         ========          ========

Supplemental disclosure of cash flow information:
   Cash paid during period for:

          Interest (net of amounts capitalized)                                          $  8,945          $  6,162
                                                                                         --------          --------
          Income taxes                                                                   $  2,665          $  9,727
                                                                                         --------          --------

   The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K and any amendments thereto, as filed with the Securities and Exchange Commission.

     The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As more fully described in Note H, the Company is not in compliance with various covenants in its debt agreements. The independent auditors' report on the Company's 2001 financial statements contains a "going concern" qualification based on the Company's non-compliance with its debt agreements, which indicates their belief that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business. The Company's independent auditors have advised the Company that, if the Company's non-compliance with its debt agreements is not satisfactorily resolved, the auditors' report relative to the Company's December 31, 2002 financial statements would include a "going concern" qualification. The Company is working with its lenders toward a long-term modification of the Senior Note Agreements, but there can be no assurance that the Company will be successful in its negotiations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

     Because of the level of the Company's debt and the Company's non-compliance with certain covenants, (1) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, (2) the Company's ability to obtain additional financing in the future may be limited, and (3) the Company's flexibility in reacting to changes in the operating environment and economic conditions may be limited. If the Company is unable to successfully conclude its negotiations with its lenders, it may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring its debt or other obligations and seeking additional equity capital. The Company may not be able to take any of these actions on satisfactory terms or at all.


     As a result of the Company's current financial condition and the possibility that the Company may be unable to satisfy its future obligations, certain customers of the Company have refused to enter into large data licensing agreements for delivery of future data and some contractors have refused to provide services to the Company without receiving payment in advance. A significant loss of customers or agreements with contractors may have a material adverse effect on the financial condition of the Company.


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

     Under the first form of contract, the customer licenses and selects data from the data library at the time the contract is entered into.

     Under the second form of contract, referred to as a "review and possession" contract, the customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

     Under the third form of contract, referred to as a "library card" contract, the customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The lengths of the selection periods under the library card contracts vary.

     Under the fourth form of contract, referred to as a "review only" contract, the customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

     The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non-cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. The contracts permit selection of the data in its present form, and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms are included, upon which revenue would be deferred until performance is met. The customer's rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

     Revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company then recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs (primarily commissions) related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

     Revenue from Non-Cash Data Licenses

     In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. These exchanges are referred to as non-cash or non-monetary data exchanges. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges since the data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library in exchange for a data license, the exchange is not a "like-kind" exchange. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

     The Company determines the fair value of data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during either the prior six months (for licenses in the United States) or the prior twelve months (for licenses in Canada). In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data, as well as the cost that would be required to create the data. In significant exchanges, the Company also engages an independent third party to confirm the fairness of the Company's valuation of the data received. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In 2001, the Company obtained third party fairness opinions on all non-cash exchanges valued at $800,000 or more. Effective January 1, 2002, the Company intends to obtain third party fairness opinions on all non-cash exchanges of $500,000 or more. The Company intends to obtain these opinions on an annual basis, usually in connection with the preparation of its annual financial statements.

     For the three months ended June 30, 2002 and 2001, the Company recorded seismic data library assets of $5,323,000 and $8,079,000, respectively, from non-monetary exchanges of seismic data. For the six months ended June 30, 2002 and 2001, the Company recorded seismic data library assets of $8,348,000 and $20,644,000, respectively, from non-monetary exchanges of seismic data. These exchanges included exchanges in which the Company and the customer issued cash payments.

     For the three months ended June 30, 2002 and 2001, the Company recognized revenue of $15,781,000 and $3,083,000, respectively, from selections of data on non-monetary exchanges that had previously been deferred. For the six months ended June 30, 2002 and 2001, the Company recognized revenue of $21,400,000 and $5,694,000, respectively, from selections of data on non-monetary exchanges that had previously been deferred.

     Revenue from Data Technology Services

     To date, revenue from the Company's data technology services has not been significant. Such revenue is recognized as the services are provided.

NOTE C - SPECIAL CHARGES

     During the three and six months ended June 30, 2002 and 2001, the Company incurred various charges and expenses that have been classified as special charges, which are set forth below (in thousands):

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                           -----------------------------     -----------------------------
              Description                      2002             2001             2002             2001
--------------------------------------     ------------     ------------     ------------     ------------
Company funds improperly
     converted for the personal
     benefit of former executive           $         13     $        202     $         37     $        677
Allowance for former executives'
     advances and receivables                     4,951                -            4,951                -
Pearlman common stock issuance
     and cash payment                             3,799                -            3,799                -
                                           ------------     ------------     ------------     ------------
                                           $      8,763     $        202     $      8,787     $        677
                                           ============     ============     ============     ============

     Company funds improperly converted for the personal benefit of former executive - During the three months ended June 30, 2002, the Company's former president and chief executive officer, Paul Frame, resigned, and the

Company's former chief financial officer, Debra Valice, was terminated. In connection with the departure of these executives from the Company, the Company's Board of Directors initiated an investigation into the possible improper conversion of corporate funds for personal use. Based on the results of the investigation, the Company believes that, during the period from January 1, 2001 through the date of his resignation, Mr. Frame caused the Company to pay certain expenses that were personal in nature. These costs were previously reflected in "selling, general and administrative" expenses in its 2001 financial statements and financial statements for the three months ended March 31, 2002, but have been reclassified to "special charges" as shown above.

     The Company is seeking reimbursement from Mr. Frame for these costs, and the Company believes it has meritorious arguments in its pursuit of reimbursement of these funds. Given the uncertainty surrounding the recovery of these costs, the Company has continued to report these costs as expenses for the applicable periods. Refer to Note K for further discussion.

     Allowance for former executives' advances and receivables - Prior to their departure from the Company, the Company had advanced or loaned Mr. Frame and Ms. Valice an aggregate of $4.4 million. Approximately $1.2 million of such loans were secured by shares of the Company's common stock and had been reported as a component of equity in the Company's financial statements. The Company is seeking payment by these former executives for these advances and loans. In addition, the Company recorded debt of approximately $540,000 relating to its guaranty of a bank's line of credit to Mr. Frame. Mr. Frame has defaulted on the line of credit. The bank has asserted that the Company is obligated to repay the outstanding principal amount under the guaranty and has accelerated the debt. The Company intends to seek reimbursement from Mr. Frame for this amount. The Company has terminated its guaranty arrangement, such that it is not a guarantor for any borrowings in excess of $540,000. However, given the uncertainty surrounding the ability of the Company to collect these amounts, the Company has provided a full allowance for these amounts as of June 30, 2002. The Company believes it has meritorious arguments in its pursuit of these recoveries.

     Reimbursement of additional funds from Mr. Frame and Ms. Valice may be sought following the results of further investigation by the Company.

     Pearlman common stock issuance and cash payment - In February 2002, the Board of Directors accepted the resignation of Herbert M. Pearlman as Chairman of the Board. In connection therewith, Mr. Frame entered into a modified employment agreement with Mr. Pearlman, which the Board of Directors of the Company did not authorize Mr. Frame to sign. In April 2002, pursuant to Mr. Frame's direction, the Company issued Mr. Pearlman 250,000 shares of Company stock valued at $2,277,500 and made a cash payment of $1,521,499 for the associated personal tax liability. The Company believes that there was no valid modified employment agreement and believes that such agreement is not binding on the Company or enforceable by Mr. Pearlman. The share issuance and related cash payment are considered by the Company as an advance of amounts under his existing employment agreement. Due to the inherent uncertainty associated with the Company's litigation with Mr. Pearlman (see Note K), the Company recorded a full allowance for this advance during the three months ended June 30, 2002. Also, the Company has suspended payments that might otherwise be due Mr. Pearlman under his existing employment agreement, and the Company is not recording any further related expense under that agreement.

NOTE D-SEISMIC DATA LIBRARY

During the six months ended June 30, 2002, the Company recorded reductions to its seismic data library, which total approximately $78.5 million and are set forth below:

(a) $26.0 million of amortization expense, as a result of applying its amortization policy to revenues;

(b) a cumulative effect of a change in accounting principle of approximately $17.2 ($11.2 million after tax) million relating to the Company's created seismic data library, which was recorded as of January 1, 2002;

(c) required amortization expense of approximately $4.4 million and $9.6 million in the three and six months ended June 30, 2002, respectively, relating to the Company's new accounting policy with respect to created seismic data; and

(d) an impairment loss of approximately $25.7 million related to its Rocky Mountain region data and its Gulf of Mexico offshore data in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

See discussion of these items below.

     Data Bank Amortization and Change in Accounting Principle

     The seismic library consists of seismic surveys that are to be licensed to customers on a non-exclusive basis. Costs directly or indirectly incurred in the creation of proprietary seismic data, including the direct and incremental costs of Company personnel engaged in project management and design, are capitalized into the seismic library. The Company records its investment in the seismic library in a manner consistent with its capital investment and operating decision analysis, which results in the seismic library being recorded and amortized on a survey-by-survey basis.

     Prior to the change in accounting principle that relates to the Company's created seismic data and is described below, the Company's accounting policy with respect to amortization of its data library was as follows: (a) the seismic data that the Company creates was amortized on the income forecast method, which is discussed below, (b) purchased data is generally amortized on a straight-line basis over 10 years and (c) significant purchased data (those surveys that are individually in excess of five percent of the net book value of the Company's seismic library) is amortized using the greater of the income forecast method or the 10-year straight-line method. The policies described in (b) and (c) did not change as a result of the change in accounting principle.

     The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data survey over its estimated useful economic life. That forecast is made by the Company at project initiation. Generally, the Company has estimated that it will earn revenue equivalent to 233% of the cost it incurs in creating the data, which yields an amortization rate of approximately 43% of revenue. If and when the revenue performance of a seismic survey indicates that the data may not generate the originally forecasted revenue, the Company reevaluates the expected future revenue of the survey. If the Company determines the ultimate revenue for the survey is expected to be less than the original estimate of total revenue it made at project initiation, the Company increases the amortization rate attributable to future revenue.

     As of June 30, 2002, approximately 64% of the net book value of the Company's created seismic library is being amortized at a 43% rate, and approximately 25% of the net book value of the Company's created seismic library is being amortized at rates between 55% and 80%. In addition, there are ten surveys, which represent 11% of the created seismic library's net book value as of June 30, 2002, that have amortization rates ranging from 14% to 42%, relating to surveys in which amounts funded by customers reduced the recorded cost of the survey. The Company will continue to evaluate the performance of its surveys, and as appropriate, will increase the amortization rate (on a prospective basis) applicable to specific surveys based on its evaluation of revenue trends, oil and gas prospectivity and other relevant commercial factors.

     In the second quarter of 2002, the Company evaluated and changed the method by which it amortizes its created seismic library in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Under its new accounting policy, the Company calculates created data amortization as the greater of the income forecast method or 10-year straight-line amortization. This policy is applied on a cumulative basis, at the individual survey level and on a quarterly basis. Under this policy, the Company first records amortization using the income forecast method. The cumulative income forecast amortization is then compared to the cumulative straight-line amortization determined using a 10-year life based on the age of the survey. If the cumulative straight-line amortization is higher for a specific survey, additional amortization is recorded. This requirement is applied regardless of future-year revenue estimates for the survey and does not consider the existence of deferred revenue with respect to the survey.

     The Company reported the adoption of this new method as a cumulative effect of a change in accounting principle retroactively as of January 1, 2002. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002; a pre-tax charge of $5.2 million for the three months ended March 31, 2002; and a pre-tax charge of $4.4 million for the three months ended June 30, 2002.

     Pro forma net income for the three and six months ended June 30, 2001, assuming the new amortization policy had been applied retroactively in each period, was as follows (in thousands, except per share amounts):

                                            Three Months      Six Months
                                           Ended June 30,   Ended June 30,
                                           --------------   --------------
              Description                       2001            2001
--------------------------------------     --------------   --------------
Income (loss) from continuing
  operations:
     As reported                           $       1,237     $       3,230
     Pro forma                                    (1,872)           (1,432)
Income (loss) from continuing
  operations per share:
     As reported, basic                    $         .05     $         .13
     Pro forma, basic                               (.07)             (.06)
     As reported, diluted                            .05               .12
     Pro forma, diluted                             (.07)             (.06)
Net income (loss):
     As reported                           $      (3,218)    $         813
     Pro forma                                    (6,327)           (3,849)
Net income (loss) per share:
     As reported, basic                    $        (.13)    $         .03
     Pro forma, basic                               (.25)             (.15)
     As reported, diluted                           (.12)              .03
     Pro forma, diluted                             (.25)             (.15)

     Data Bank Impairment

     As events or conditions require, the Company evaluates the recoverability of its seismic library in accordance with SFAS No. 144. The Company evaluates its seismic library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates its seismic data library in the following components: (a) Gulf of Mexico offshore data, (b) Gulf of Mexico onshore data, (c) Rocky Mountain region data (including U.S. areas outside the Gulf of Mexico), (d) Canadian data and (e) international data outside of North America (each being hereinafter referred to as a "library component"). These library components were determined in a manner consistent with the management of the Company's operations, and the Company believes that they constitute the lowest levels of independently identifiable cash flows.

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted cash flows and the carrying value of the library component, and, if necessary, the second step of the impairment evaluation compares the fair value of the library component, which is generally based on discounting forecasts of cash flows associated with the assets, to the library component's carrying amount. Any impairment loss is recorded as the difference between the library component's carrying amount and fair value.

     For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating historical revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base and expected changes in technology. The cash flow estimates exclude expected future revenues attributable to non-monetary exchanges and future data creation projects.

     The estimation of future cash flows is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the preceding paragraph, among others. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic library, which could be material to any particular reporting period.

     During the three months ended June 30, 2002, the Company recorded a non-cash impairment loss on its Gulf of Mexico offshore and its Rocky Mountain region seismic data totaling $25.7 million. Based on industry conditions and the recent revenue performance of these library components, the Company determined that its estimate of future cash flows in these library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of these library components by discounting their estimated net cash flows. The resulting difference between the estimated fair value and the carrying value was recorded as an impairment loss. Beginning in the third quarter of 2002, the Company will adjust the amortization rates applied to surveys in these regions to consider the effect of the impairment loss.

NOTE E-DISCONTINUED OPERATIONS

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements have been revised to report the oil and gas operations as discontinued operations.

     In connection therewith, on July 3, 2002, the Company entered into a purchase and sale agreement with an independent oil and gas company for the sale of a majority of its oil and gas assets. The initial sale was completed on August 2, 2002. The purchase and sale agreement gives the purchaser the option to purchase all or a portion of the Company's remaining oil and gas assets until September 2, 2002. If all assets are not sold in connection with this option, the Company will continue to market these assets for sale. The Company expects the disposal to be completed by June 30, 2003.

     As a result of its decision to dispose of these operations, the Company recorded a non-cash impairment loss of $56.8 million, determined as the sum of
(i) the sale proceeds to be received, net of cost to sell, (ii) the present value of future net cash flows from its remaining estimated proved oil and gas reserves and (iii) the lower of cost or fair value of unproved properties, compared to the net carrying value of its oil and gas assets.

     Revenue from discontinued operations was $3,743,000 and $5,788,000 for the three months ended

June 30, 2002 and 2001, respectively, and $6,386,000 and $13,865,000 for the six months ended June 30, 2002 and 2001, respectively. Pre-tax losses from the discontinued operations were $57,835,000 and $6,854,000 for the three months ended June 30, 2002 and 2001, respectively, and $58,711,000 and $3,718,000 for the six months ended June 30, 2002 and 2001, respectively.

     The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE F-RESTATEMENT OF FINANCIAL STATEMENTS

     Effective for the year ended December 31, 2001, the Company determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000. As a result, the financial statements for the three and six months ended June 30, 2001 have been restated in the accompanying financial statements.

     The revisions to revenue recognition under the seismic data licensing agreements are based upon the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The effect of these revisions is to defer revenue, which would have been recognized under the Company's previous accounting method, under certain seismic data licensing agreements until selection of specific data is made by the customer. The deferral in revenue resulted in an increase in deferred revenue. Associated with the deferral of the revenue on these contracts, the Company also deferred the direct costs (primarily commissions) related to the revenue, which resulted in an increase in prepaid expenses. The Company also recognized a reduction in amortization expense, which is recorded as an adjustment to accumulated amortization, and in income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to the seismic data licensing arrangements for the three and six months ended June 30, 2001 are summarized in the tables on the following pages.

     The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition services. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company has determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company's amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to certain data acquisition contracts for the three and six months ended June 30, 2001 are summarized in the tables on the following pages.

     Accordingly, such financial statements have been restated as follows:

                                                             Three Months Ended June 30, 2001 (Unaudited)
                                                   ----------------------------------------------------------------
                                                                 (in `000's except per share amounts)

                                                                    Adjustments       Adjustments
                                                                        for               for
                                                                        Data             Data
                                                       As            Licensing        Acquisition          As
                                                    Reported         Agreements         Contracts        Restated
                                                   -----------      ------------      ------------     ------------
         Statements of Operations Data:

Revenue                                            $    37,627      $     (8,490)     $     (4,474)    $     24,663/(1)/

Depreciation, depletion & amortization                  16,966            (4,214)           (1,991)          10,761
Cost of sales                                              472                 -                 -              472
SG&A expense                                             8,771              (583)               25            8,213
Special charges                                            202                 -                 -              202
                                                   -----------      ------------      ------------     ------------

Income (loss) from operations                           11,216            (3,693)           (2,508)           5,015

Interest expense and other, net                         (3,049)                -                10           (3,039)

(Provision) benefit for income taxes                    (2,940)            1,327               874             (739)
                                                   -----------      ------------      ------------     ------------
Income (loss) from continuing
     operations                                          5,227            (2,366)           (1,624)           1,237
Loss from discontinued operations,
     net of income tax benefit                          (4,455)                -                 -           (4,455)
                                                   -----------      ------------      ------------     ------------

Net income (loss)                                  $       772      $     (2,366)     $     (1,624)    $     (3,218)
                                                   ===========      ============      ============     ============

Net income (loss) per share:

Basic:
     Income (loss) from continuing
         operations                                $       .21      $       (.09)     $       (.06)    $        .05
     Loss from discontinued operations                    (.18)                -                 -             (.18)
                                                   -----------      ------------      ------------     ------------
     Net income (loss)                             $       .03      $       (.09)     $       (.06)    $       (.13)
                                                   ===========      ============      ============     ============

Diluted:
     Income (loss) from continuing
         operations                                $       .20      $       (.09)     $       (.06)    $        .05
     Loss from discontinued operations                    (.17)                -                 -             (.17)
                                                   -----------      ------------      ------------     ------------
     Net income (loss)                             $       .03      $       (.09)     $       (.06)    $       (.12)
                                                   ===========      ============      ============     ============

(1) Non-cash revenue and the percentage of total revenue are $3,330,000 and 13.5%, respectively.

                                                                  Six Months Ended June 30, 2001 (Unaudited)
                                                   -----------------------------------------------------------------------
                                                                     (in `000's except per share amounts)

                                                                       Adjustments         Adjustments
                                                                           for                 for
                                                                           Data                Data
                                                        As              Licensing          Acquisition            As
                                                     Reported           Agreements          Contracts          Restated
                                                   ------------       --------------     ---------------     -------------
        Statements of Operations Data:
        ------------------------------

Revenue                                            $     78,528       $      (17,395)    $        (6,223)    $      54,910/(1)/

Depreciation, depletion & amortization                   35,457               (8,163)             (2,889)           24,405
Cost of sales                                               643                    -                   -               643
SG&A expense                                             18,746               (1,203)                 69            17,612
Special charges                                             677                    -                   -               677
                                                   ------------       --------------     ---------------     -------------

Income (loss) from operations                            23,005               (8,029)             (3,403)           11,573

Interest expense and other, net                          (6,059)                   -                  10            (6,049)

(Provision) benefit for income taxes                     (6,240)               2,758               1,188            (2,294)
                                                   ------------       --------------     ---------------     -------------
Income (loss) from continuing
     operations                                          10,706               (5,271)             (2,205)            3,230
Loss from discontinued operations,
     net of income tax benefit                           (2,417)                   -                   -            (2,417)
                                                   ------------       --------------     ---------------     -------------

Net income (loss)                                  $      8,289       $       (5,271)    $        (2,205)    $         813
                                                   ============       ==============     ===============     =============

Net income (loss) per share:

Basic:
     Income (loss) from continuing
         operations                                $        .43       $         (.21)    $          (.09)    $         .13
     Loss from discontinued operations                     (.10)                   -                   -              (.10)
                                                   ------------       --------------     ---------------     -------------
     Net income (loss)                             $        .33       $         (.21)    $          (.09)    $         .03
                                                   ============       ==============     ===============     =============

Diluted:
     Income (loss) from continuing
         operations                                $        .41       $         (.21)    $          (.09)    $         .12
     Loss from discontinued operations                     (.09)                   -                   -              (.09)
                                                   ------------       --------------     ---------------     -------------
     Net income (loss)                             $        .32       $         (.21)    $          (.09)    $         .03
                                                   ============       ==============     ===============     =============

(1) Non-cash revenue and the percentage of total revenue are $7,693,000 and 14.0%, respectively.

NOTE G-INCOME TAXES

     The major components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at June 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                June 30, 2002           December 31, 2001
                                                -------------           -----------------
Deferred revenue                                     $ 13,054                  $ 15,241
Seismic data amortization                              10,412                    (5,922)
Oil and gas assets                                      6,839                   (13,767)
Canadian net operating loss carryforward                2,931                     4,729
Other, net                                              7,538                      (397)
                                                     --------                  --------
                                                       40,774                      (116)
Less: valuation allowance                             (21,935)                     (235)
                                                     --------                  --------
Total deferred tax asset (liability)                 $ 18,839                  $   (351)
                                                     ========                  ========


     The net income tax benefit for the three and six months ended June 30, 2002 includes $21.7 million, in valuation allowance charges related to deferred tax assets. The Company performed its intraperiod tax allocation under the "incremental" method, as prescribed by paragraph 35 of SFAS No. 109. Accordingly, the loss from discontinued operations has not been allocated any tax benefit during the six months ended June 30, 2002.

     The Company considered (i) its non-compliance with its debt agreements and the absence of assurance that the Company's discussions with its creditors will be successfully concluded, (ii) the fact that the independent auditors' report regarding its 2001 financial statements contain a "going concern" qualification, and (iii) the notification by its independent auditors that, if the non-compliance with the debt agreements is not satisfactorily resolved, their report on the Company's December 31, 2002 financial statements would include a "going concern" qualification, as negative evidence relative to the realization of its deferred tax assets. The Company has recorded a valuation allowance for its deferred tax assets that are not assured of realization by either offsetting existing taxable differences or carryback to open tax years.

     The net benefit for the six months ended June 30, 2002 included $6.0 million in benefit related to the cumulative effect of change in accounting principle.

NOTE H-FINANCING ARRANGEMENTS

     The following is a summary of the Company's debt (in thousands):

                                                                  June 30,        December 31,
                                                                    2002              2001
                                                                ------------     --------------
     Senior notes, Series B, 7.17%, maturing in equal
           amounts of $5,500 through 2002                       $      5,500     $        5,500
     Senior notes, Series C, 7.48%, maturing in equal
           amounts of $4,500 through 2002                              4,500              4,500
     Senior notes, Series D, 7.03%, maturing in 2004                  20,000             20,000
     Senior notes, Series E, 7.28%, maturing in equal
           amounts of $12,500 beginning 2004
           through 2009                                               75,000             75,000
     Senior notes, Series F, 7.43%, maturing in 2009                  43,000             43,000
     Senior notes, Series G, 7.04%, maturing in 2006                  20,000             20,000
     Senior notes, Series H, 7.19%, maturing in 2008                  50,000             50,000
     Senior notes, Series I, 7.34%, maturing in 2011                  37,000             37,000
     Seitel, Inc. revolving credit agreement                               -                  -
     Subsidiary revolving credit agreement,
           variable rate                                                 770              1,319
     Term loan, variable rate maturing
           $1,250 in 2002, $2,500 in 2003
           and $4,375 in 2004                                          8,125              9,375
     Demand reducing credit facility, variable rate                    2,085                  -
                                                                ------------     --------------
                                                                $    265,980     $      265,694
                                                                ============     ==============

     Senior Notes: The Company has eight outstanding series of unsecured Senior Notes totaling $255 million at June 30, 2002. The Agreements provide for interest on the Series B and C Senior Notes, which is payable semi-annually on June 30 and December 30, interest on the Series D, E and F Senior Notes to be payable semi-annually on February 15 and August 15, and interest on the Series G, H and I Notes to be payable semi-annually on April 15 and October 15. Accrued interest of $6,130,000 is included in accounts payable and accrued liabilities at June 30, 2002. As noted above, the Series B and C Senior Notes have an aggregate principal payment of $10 million due December 31, 2002. The Company is currently negotiating with its Senior Noteholders to extend the maturity of these series of notes.

     The Standstill Agreements executed by the Company and the Noteholders (see discussion below under "Non-Compliance with Debt Covenants-Senior Notes") provide for an increase of 25 basis points on the interest rate under the Senior Notes from June 21, 2002 through and including October 15, 2002. Additionally, in July 2002, the Senior Noteholders provided their consent for the sale of the Company's oil and gas assets. In accordance with the terms of the consent, all outstanding interest accrued as of August 2, 2002 under the Senior Notes, totaling $7.1 million, was paid out of the proceeds of the sale of the Company's oil and gas assets. Also, the consent requires the Company to pay interest monthly on the notes (aggregating approximately $1.6 million monthly) beginning September 2, 2002.

     Lines of Credit: On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that was to mature on June 29, 2004. As of December 31, 2001, no amounts were outstanding, and the Company had no availability on this revolving line of credit during the six months ended June 30, 2002 as a result of its non-compliance with certain covenants. The Company terminated this facility in June 2002. In connection with the termination, the Company recorded approximately $321,000 of deferred financing cost in interest expense.

     The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. Available borrowings under the facility are equivalent to $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. The anniversary date of the facility was May 16, 2002, which has been extended to August 31, 2002. The Company is currently in negotiations with the Bank to renew this facility.

     Term Loans: On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The loan is for a term of three years, maturing on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000.

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

     Financial Guaranty: The Company recorded debt of approximately $540,000 relating to its guaranty of a bank's line of credit to Mr. Frame. Mr. Frame has defaulted on the line of credit. The bank has asserted that the Company is obligated to repay the outstanding principal amount under the guaranty and has accelerated the debt. See Note C.


NON-COMPLIANCE WITH DEBT COVENANTS

     Senior Notes

     The financial covenants in the Senior Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with the limitation on total debt covenant in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with this same financial covenant in these agreements at December 31, 2001. The Company received an amendment from the Senior Noteholders that waived noncompliance with the limitation on total debt covenant in the third and fourth quarters of 2001 and increased the ratio of allowed debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

     As a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999. The Company received waivers from the Senior Noteholders for the covenants it was not in compliance with; such waivers continued through May 24, 2002. Effective June 21, 2002, the Company entered into a standstill agreement with its Senior Noteholders pursuant to which the Senior Noteholders agreed not to exercise remedies available to them under the Senior Note Agreements as a result of existing defaults until July 17, 2002. Effective as of July 17, 2002, the Company reached an agreement with the Senior Noteholders to extend the standstill agreement for an additional 90 days until October 15, 2002. During the 90 day standstill period, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Senior Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The standstill may terminate prior to October 15, 2002 if, among other things,

      (i) there is an event of default by the Company under the standstill agreement or any subsequent defaults under the existing Senior Note Agreements;

      (ii) the Company defaults on the payments of any non-excluded debt of $5,000,000 or more; or

      (iii) the Company does not provide the Noteholders with a form of business plan by August 19, 2002, and an acceptable business plan by August 31, 2002.

     As of June 30, 2002, the Company was not in compliance with the interest coverage covenant in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. However, under the terms of the standstill agreement, such non-compliance has been waived.

     The Company is working with the Senior Noteholders toward a long-term modification of the Senior Note Agreements. If the Company is unable to obtain such long-term modifications, the Senior Noteholders could elect to accelerate the debt. Based on the Company's current financial condition, if the debt were to be accelerated, the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company would seek additional or replacement sources of financing. However, there can be no assurance that the Company would be able to obtain such financing on satisfactory terms or at all.

     Other Debt

     The Company's now terminated Revolving Line of Credit agreement included interest coverage and leverage ratio covenants, among others. As a result of the restatement of its financial statements, the Company was not in compliance with its leverage ratio covenant at September 30, 2001. In addition, as a result of the restatement and the impairment of oil and gas properties in the fourth quarter of 2001, the Company was not in compliance with this covenant as of December 31, 2001. The Company was not in compliance with the interest coverage or leverage ratio covenants as of March 31, 2002. Due to its non-compliance with the applicable covenants during the six months ended June 30, 2002, the Company was unable to utilize this facility. In June 2002, the Company terminated the facility, which resulted in a write-off of $321,000 of deferred financing costs.

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

SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

     As a result of the Company's non-compliance with certain of the covenants of its debt agreements, the Company's 2001 financial statements contain a "going concern" qualification. The Company's independent auditors have advised the Company that, if the non-compliance with the debt agreements is not satisfactorily resolved, their report on the December 31, 2002 financial statements will also contain a "going concern" qualification.

NOTE I-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations of basic and diluted per share amounts for the Company's continuing operations for the three and six months ended June 30, 2002 and 2001 consist of the following (in thousands except per share amounts):

                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                         ---------------------------     ------------------------
                                            2002             2001            2002          2001
                                         ----------      -----------     -----------   ----------
Income (loss) from continuing
      operations before change in
      accounting principle               $  (21,086)     $     1,237     $   (27,316)  $    3,230
                                         ==========      ===========     ===========   ==========

Basic weighted average shares                25,370           25,060          25,223       24,921
Effect of dilutive securities: (1)
      Options and warrants                        -            1,280               -        1,390
                                         ----------      -----------     -----------   ----------
Diluted weighted average shares              25,370           26,340          25,223       26,311
                                         ==========      ===========     ===========   ==========
Per share income (loss):
      Basic                              $     (.83)     $       .05     $     (1.08)  $      .13
      Diluted                            $     (.83)     $       .05     $     (1.08)  $      .12

(1) During the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, a weighted average number of options and warrants to purchase 8,987,000, 279,000, 8,885,000 and 196,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

NOTE J-STATEMENT OF CASH FLOW INFORMATION

     During the six months ended June 30, 2002 and 2001, the Company had non-cash additions to its seismic data library totaling $8,616,000 and $22,643,000, respectively. Of these amounts, $8,348,000 and $20,644,000 resulted from non-exclusive licensing of data in exchange for ownership of data during the six months ended June 30, 2002 and 2001, respectively. The balance of $268,000 and $1,999,000 for the six months ended June 30, 2002 and 2001, respectively, resulted from non-cash additions related to certain data creation costs, which were offset from amounts due from the customer for data license fees. This remaining balance is also included in non-cash sales in the Consolidated Statements of Cash Flows.

     During the six months ended June 30, 2002, capital lease obligations totaling $7,137,000 were incurred when the Company entered into leases for property and equipment and a warehouse.

NOTE K-COMMITMENTS AND CONTINGENCIES


Internal and Securities and Exchange Commission Investigation

     During the course of a recent internal investigation, the Company discovered that Mr. Frame and Ms. Valice may have improperly converted corporate funds for their personal use, including certain unearned advances. The Company is seeking immediate reimbursement from Mr. Frame of:

       .    $2,641,038 of "unearned advances" that he drew from Company funds;

       . $750,000 of his personal attorneys' fees and legal settlement costs that he caused the Company to pay;

       . $695,805 in his personal automobile racing expenses that he caused the Company to pay; and

       . $148,309 for the purchase of a security system for his home that he caused the Company to pay.

The Company is also seeking reimbursement from Ms. Valice of $621,293 of "unearned advances" that she drew from Company funds.

     The Company has notified the Securities and Exchange Commission ("SEC") regarding the findings of the internal investigation. The SEC's Fort Worth District Office has informed the Company that it has initiated an informal inquiry into these events and the Company is fully cooperating with the inquiry. As discussed below, Mr. Frame and Ms. Valice have each filed suit against the Company alleging, among other things, breach of contract. The Company has filed counterclaims against each to recover the above described funds owed by each to the Company.

Litigation

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The complaints generally allege that during proposed class periods of May 5, 2000 through May 3, 2002 or July 13, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' fees. The Court has set a hearing for August 30, 2002 on several motions for appointment of lead plaintiff and approval of lead counsel for plaintiffs. By agreement of the parties, the defendants are not required to answer or otherwise respond until after the court selects lead plaintiff and lead counsel and the plaintiffs file a consolidated amended complaint. No discovery has been conducted. The Company intends to vigorously defend these lawsuits.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Steiglitz, Zeidman, Fuir, and Seitel, Inc., No. 2002-39404, In the District Court of Harris County, Texas, 151/st/ Judicial District, Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Steiglitz, Fiur, Ernst & Young, LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The Plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company and its shareholders by failing to maintain adequate accounting controls and by using improper accounting and, as applicable, auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors has appointed a special litigation committee, which is conducting an independent investigation of the allegations asserted in the derivative lawsuits, which it expects to be completed in September 2002. No discovery has been conducted. The defendants presently intend to seek to have all of the derivative cases stayed, including discovery that has been served in the Talley case, pending completion of that investigation.

     The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company believes that neither its Board of Directors nor any of its committees approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman's resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. Mr. Pearlman has filed counterclaims asserting that the Board of Directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to be realigned as the plaintiff in the action, and seeks actual damages in an amount exceeding $4,000,000, punitive damages, attorneys' fees, costs and expenses. No discovery has been conducted. The Company intends to vigorously pursue its claims and defend against the counterclaims.

     The Company has been sued by its former chief financial officer in Valice
v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination. The Company terminated her employment for what it believes is "cause" under her contract, and the Company believes that she is entitled to no recovery on her suit. The Company has filed a counter suit against Ms. Valice seeking to recover over $621,000 in unearned advances she received from the Company and has failed to repay. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

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

     The litigation referred to above is in its early stages. Accordingly, the Company is unable to determine a range of contingent liabilities associated with such litigation. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into could be material to the Company's financial statements for any particular reporting period. Based on its present evaluation of the merits of the litigation referred to above, the Company does not believe any amounts should be accrued based on SFAS No. 5, "Accounting For Contingencies." Accordingly, the Company has not recorded any liabilities related to such litigation as of June 30, 2002.

     The Company is currently a party to a dispute with Winthrop Resources Corporation ("Winthrop") arising out of an equipment lease signed by the parties in October 2001. The Company sought to lease a majority of the equipment needed to establish and operate certain data centers from Winthrop. Based on representations from Winthrop, the Company expected to receive an operating lease, but the Company determined the lease was, in fact, a capital lease. Winthrop alleges that the Company's restatement of its financial statements was a material adverse event and thus prevented further leasing. The Company made all monthly payments called for under the lease until the July 1, 2002 payment, at which time the Company suspended payment. The Company filed an application for a temporary restraining order on July 12, 2002, which was granted on that same day, seeking to enjoin Winthrop from repossession of certain equipment pending the hearing on the application for a temporary injunction which hearing was set for August 9, 2002, but was postponed by the parties. Winthrop filed suit in Minnesota state court on July 15, 2002 in which it seeks contractual damages and return of the leased equipment. Winthrop asserts the case in Texas should be dismissed because the parties agreed in the lease that venue would be in Minnesota. That motion to dismiss was scheduled to be heard at the August 9 hearing, but now is rescheduled to begin August 30, 2002. The Company and Winthrop recently entered into a standstill agreement in both the Texas and Minnesota actions so they can explore a settlement. No settlement agreement has been executed, although discussions continue. The standstill agreement expires at the resolution of the August 30 hearing.

     In response to several shareholder derivative suits, the board of directors of Seitel formed a Special Litigation Committee of the board. Robert Knauss was elected to the board and appointed as the sole member of the Special Litigation Committee. The task of the Committee is to investigate the allegations in the shareholder derivative suits and to report back to the board of directors with the results of the investigation.

     New York Stock Exchange Listing

     The Company received notification from the New York Stock Exchange ("NYSE") that it had fallen below the NYSE continued listing standards due to the Company's stock trading at a price of below $1.00 per share for a consecutive 30-day trading period. In accordance with the rules and procedures of the NYSE, the Company has six months within which to cure this price per share deficiency, prior to the NYSE commencing suspension and delisting procedures. The Company has responded to the notification letter, informing the NYSE of the Company's intent to cure the deficiency.

NOTE L-INDUSTRY SEGMENTS

     Segment information has been prepared in accordance with SFAS No. 131. In 2002, the Company began disclosing its data technology services segment as a separate reportable segment as a result of meeting certain quantitative thresholds specified in SFAS No. 131. Selected financial information as of and for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                                                       Data
                                                                                    Technology        Total
                                                                       Seismic       Services        Segments
                                                                    ------------  -------------    -----------
As of and for the three months ended June 30, 2002
--------------------------------------------------
Revenue from external purchasers                                    $  46,854            248       $  47,102
Intersegment revenue                                                       --             56              56
Depreciation, depletion and amortization                               18,679          1,304          19,983
Impairment of seismic data                                             25,696             --          25,696
Cost of sales                                                              56            155             211
Selling, general and administrative expense                             6,929          3,613          10,542
Segment operating income (loss)                                        (4,506)        (4,768)         (9,274)
Capital expenditures (a)                                               19,021          3,543          22,564
Assets                                                                475,712         19,139         494,851

As of and for the three months ended June 30, 2001(Restated)
--------------------------------------------------
Revenue from external purchasers                                       24,647             16          24,663
Depreciation, depletion and amortization                               10,356            129          10,485
Cost of sales                                                             444             28             472
Selling, general and administrative expense                             6,227            900           7,127
Segment operating income (loss)                                         7,620         (1,041)          6,579
Capital expenditures (a)                                               21,952            595          22,547
Assets                                                                481,917          2,345         484,262

As of and for the six months ended June 30, 2002
------------------------------------------------
Revenue from external purchasers                                       69,314            301          69,615
Intersegment revenue                                                       --            107             107
Depreciation, depletion and amortization                               35,800          1,989          37,789
Impairment of seismic data                                             25,696             --          25,696
Cost of sales                                                              65            242             307
Selling, general and administrative expense                            12,568          6,662          19,230
Segment operating income (loss)                                        (4,815)        (8,485)        (13,300)
Capital expenditures (a)                                               39,934         11,820          51,754
Assets                                                                475,712         19,139         494,851

As of and for the six months ended June 30, 2001(Restated)
------------------------------------------------
Revenue from external purchasers                                       54,841             69          54,910
Depreciation, depletion and amortization                               23,883            246          24,129
Cost of sales                                                             588             55             643
Selling, general and administrative expense                            12,171          1,508          13,679
Segment operating income (loss)                                        18,199         (1,740)         16,459
Capital expenditures (a)                                               65,977            776          66,753
Assets                                                                481,917          2,345         484,262

___________________

(a)   Includes other ancillary equipment.

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                  ----------------------     ---------------------
                                                     2002       2001           2002         2001
                                                  ---------   ----------     -------      --------
                                                              (Restated)                 (Restated)
Income (loss) from continuing operations
   before income taxes:
       Total reportable segment
          operating income (loss)                $  (9,274)   $  6,579      $ (13,300)      16,459
       Corporate selling general and
          administrative expense                    (4,938)     (1,086)        (6,716)      (3,933)
       Special charges                              (8,763)       (202)        (8,787)        (677)
       Interest expense and other, net              (6,104)     (3,039)       (10,266)      (6,049)
       Eliminations and other                         (402)       (276)          (402)        (276)
                                                 ---------    --------      ---------     --------
       Income (loss) from continuing
          operations before income taxes         $ (29,481)   $  1,976        (39,471)    $  5,524
                                                 =========    ========      =========     ========

NOTE M-COMPREHENSIVE INCOME (LOSS)

     The components of Other Comprehensive Income (Loss) for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                                   Six Months Ended June 30,
                                                                                 ----------------------------
                                                                                     2002           2001
                                                                                 ------------    ------------
Net income (loss)                                                                 $(97,189)         $  813

Unrealized gains (losses) on securities held as available for sale:
       Unrealized net holding gains (losses), net of income tax
          benefit of $0 and $(256), respectively,
          arising during period                                                          1            (328)
       Reclassification adjustment for losses included in
          income, net of tax benefit of $75                                            305               -

Foreign currency translation adjustments                                             1,425            (853)
                                                                                  --------           -----
Comprehensive income (loss)                                                       $(95,458)          $(368)
                                                                                  ========           =====


NOTE N-RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," effective for business combinations after June 30, 2001 and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption did not have an impact on the Company's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for the Company on January 1, 2003. The Company does not believe the adoption of this standard will have a material effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company adopted this standard January 1, 2002. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

NOTE 0 - RELATED PARTY TRANSACTION

     The Company, through its wholly owned subsidiary Olympic Seismic Ltd., paid approximately $31,000 in 2001 and approximately $715,000 during the first six months of 2002 to Aeroscan International Inc. ("Aeroscan") for certain acquisition data services. Approximately 4% of the equity of Aeroscan is owned by each of Robert Simon, President of Seitel Data, Ltd., a wholly owned subsidiary of the Company, and Kevin Callaghan, Chief Operating Officer of the Company, and an additional approximately 6% of the equity of Aeroscan is owned by other officers and employees of the Company. Mr. Callaghan also serves as a director of Aeroscan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION OF THE COMPANY'S FINANCIAL STATEMENTS

     The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company is not in compliance with various covenants in its debt agreements. The independent auditors' report on the Company's 2001 financial statements contains a "going concern" qualification based on the Company's non-compliance with its debt agreements, which indicates their belief that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business. The Company's independent auditors have advised the Company that, if the Company's non-compliance with its debt agreements is not satisfactorily resolved, the auditors' report relative to the Company's December 31, 2002 financial statements would include a "going concern" qualification. The Company is working with its lenders toward a long-term modification of the Senior Note Agreements, but there can be no assurance that the Company will be successful in its negotiations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

     Because of the level of the Company's debt and the Company's non-compliance with certain covenants, (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, (ii) the Company's ability to obtain additional financing in the future may be limited, and (iii) the Company's flexibility in reacting to changes in the operating environment and economic conditions may be limited. If the Company is unable to successfully conclude its negotiations with its lenders, it may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring its debt or other obligations and seeking additional equity capital. The Company may not be able to take any of these actions on satisfactory terms or at all.

     As a result of the Company's current financial condition and the possibility that the Company may be unable to satisfy its future obligations, certain customers of the Company have refused to enter into large data licensing agreements for delivery of future data and some contractors have refused to provide services to the Company without receiving payment in advance. A significant loss of customers or agreements with contractors may have a material adverse effect on the financial condition of the Company.

SIGNIFICANT ACCOUNTING POLICIES

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

     Under the first form of contract, the customer licenses and selects data from the data library at the time the contract is entered into.

     Under the second form of contract, referred to as a "review and possession" contract, the customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

     Under the third form of contract, referred to as a "library card" contract, the customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The lengths of the selection periods under the library card contracts vary.

     Under the fourth form of contract, referred to as a "review only" contract, the customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

     The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non-cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. The contracts permit selection of the data in its present form, and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms are included, upon which revenue would be deferred until performance is met. The customer's rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

     Revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company then recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs (primarily commissions) related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

     Revenue from Non-Cash Data Licenses

     In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. These exchanges are referred to as non-monetary or non-cash data exchanges. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges since the data that the Company receives is distinct from the data that it is licensing to the customer. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

     The Company determines the fair value of the data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during either the prior six months (for licenses in the United States) or the prior twelve months (for licenses in Canada). In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data, as well as the cost that would be required to create the data. In significant exchanges, the Company also engages an independent third party to confirm the fairness of the Company's valuation of the data received. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In 2001, the Company obtained third party fairness opinions on all non-cash exchanges valued at $800,000 or more. Effective January 1, 2002, the Company intends to obtain third party fairness opinions on all non-cash exchanges of $500,000 or more. The Company intends to obtain these opinions on an annual basis, usually in connection with the preparation of its annual financial statements.

     Data Bank Amortization and Change in Accounting Principle

     Prior to the change in accounting principle that relates to the Company's created seismic data and is described below, the Company's accounting policy with respect to amortization of its data library was as follows: (a) the seismic data that the Company creates was amortized on the income forecast method, which is discussed below, (b) purchased data is generally amortized on a straight-line basis over 10 years and (c) significant purchased data (those surveys that are individually in excess of five percent of the net book value of the Company's seismic library) is amortized using the greater of the income forecast method or the 10-year straight-line method. The policies described in (b) and (c) did not change as a result of the change in accounting principle.

     The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data survey over its estimated useful economic life. That forecast is made by the Company at project initiation. Generally, the Company has estimated that it will earn revenue equivalent to 233% of the cost it incurs in creating the data, which yields an amortization rate of approximately 43% of revenue. If and when the revenue performance of a seismic survey indicates that the data may not generate the originally forecasted revenue, the Company reevaluates the expected future revenue of the survey. If the Company determines the ultimate revenue for the survey is expected to be less than the original estimate of total revenue it made at project initiation, the Company increases the amortization rate attributable to future revenue.

     In the second quarter of 2002, the Company evaluated and changed the method by which it amortizes its created seismic library in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Under its new accounting policy, the Company adopted an accounting policy that calculates created data amortization as the greater of the income forecast method or 10-year straight-line amortization. This policy is applied on a cumulative basis, at the individual survey level and on a quarterly basis. Under this policy, the Company first records amortization using the income forecast method. The cumulative income forecast amortization is then compared to the cumulative straight-line amortization determined using a 10-year life based on the age of the survey. If the cumulative straight-line amortization is higher for a specific survey, additional amortization is recorded. This requirement is applied regardless of future-year revenue estimates for the survey and does not consider the existence of deferred revenue with respect to the survey.

     Data Bank Impairment

     As events or conditions require, the Company evaluates the recoverability of its seismic library in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates its seismic library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company evaluates its seismic data library in the following components: (a) Gulf of Mexico offshore data, (b) Gulf of Mexico onshore data, (c) Rocky Mountain region data (including U.S. areas outside the Gulf of Mexico area), (d) Canadian data and (e) international data outside of North America (each being hereinafter referred to as a "library component"). These library components were determined in a manner consistent with the management of the Company's operations, and the Company believes that they constitute the lowest levels of independently identifiable cash flows.

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted cash flows and the carrying value of the library component, and, if necessary, the second step of the impairment evaluation compares the fair value of the library component, which is generally based on discounting forecasts of cash flows associated with the assets, to the library component's carrying amount. Any impairment loss is recorded as the difference between the library component's carrying amount and fair value.

     For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating historical revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base and expected changes in technology. The cash flow estimates exclude expected future revenues attributable to non-monetary exchanges and future data creation projects.

     The estimation of future cash flows is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the preceding paragraph, among others. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic library, which could be material to any particular reporting period.

RESULTS OF OPERATIONS

     Overview

     During the three and six months ended June 30, 2002 and 2001, the Company's income (loss) from continuing operations, net of taxes, was comprised of the following components (in thousands):

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                              -----------------------    -----------------------
                                                 2002          2001         2002          2001
                                              ---------     ---------    ---------      --------
Income (loss) from operations before
  significant items
Significant items, net of tax:                $   3,643    $  1,368      $  (2,571)     $  3,670
  Impairment of seismic data                    (16,702)          -        (16,702)            -
  Unusual professional fees                      (1,180)          -         (1,180)            -
  Special charges                                (5,696)       (131)        (5,712)         (440)
  Deferred tax asset valuation allowance         (1,151)          -         (1,151)            -
                                              ---------    --------      ---------      --------
Income (loss) from continuing operations      $ (21,086)   $  1,237      $ (27,316)     $  3,230
                                              =========    ========      =========      ========

     The increase in income from operations before significant items for the three months ended June 30, 2002 and 2001 was primarily due to an increase in the licensing of seismic data, net of related amortization expense and other direct expenses, offset by additional expense in the 2002 period resulting from the change in accounting principle. The decrease in income (loss) from operations before significant items for the six months ended June 30, 2002 and 2001, primarily resulted from additional straight-line amortization on created seismic data recorded in 2002 due to the change in accounting principle for its created seismic data library as further discussed below.

     The other components of income (loss) from continuing operations are discussed below.

     Seismic Operations

     Revenue from the seismic division was $46,854,000 in the second quarter of 2002 compared to $24,647,000 in the second quarter of 2001. This increase in revenue was due primarily to an increase in selections of specific data on contracts whose revenue is initially deferred and a decrease in the deferral of revenue on new licenses of existing data from the Company's data library. Revenue from the seismic division was $69,314,000 in the first six months of 2002 compared to $54,841,000 in the first six months of 2001. This increase in revenue was primarily due to an increase in selections of specific data on contracts whose revenue was initially deferred. The following table summarizes the components of the Company's seismic revenue for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                       ----------------------------    -----------------------------
                                           2002             2001           2002             2001
                                       -----------      -----------    -----------      ------------
Acquisition revenue                    $     4,404      $     6,086    $    13,415      $     15,806
New resale invoices                         26,125           26,479         33,352            55,558
Deferral of revenue                        (13,829)         (17,827)       (17,276)          (36,980)
Selections of data                          29,927            9,324         39,353            19,561
Other                                          227              585            470               896
                                       -----------      -----------    -----------      ------------
Total seismic revenue                  $    46,854      $    24,647    $    69,314      $     54,841
                                       ===========      ===========    ===========      ============
Non-cash revenue                       $    16,029      $     3,330    $    21,668      $      7,693
                                       ===========      ===========    ===========      ============

During the six months ended June 30, 2002, the Company recorded reductions to its seismic data library, which total approximately $78.5 million and are set forth below:

(a) $26.0 million of amortization expense, as a result of applying its amortization policy to revenues;

(b) a cumulative effect of a change in accounting principle of approximately $17.2 million relating to the Company's created seismic data library, which was recorded as of January 1, 2002;

(c) required amortization expense of approximately $4.4 million and $9.6 million in the three and six months ended June 30, 2002, respectively, relating to the Company's new accounting policy with respect to created seismic data; and

(d) an impairment loss of approximately $25.7 million related to its Rocky Mountain region data and its Gulf of Mexico offshore data in accordance with SFAS No. 144.

See discussion of these items below.

     Depreciation, depletion and amortization consists of seismic data library amortization and depreciation of fixed assets. Seismic data library amortization was $18,715,000 during the second quarter of 2002 compared to $10,387,000 during the second quarter of 2001 and was $35,551,000 during the first six months of 2002 compared to $23,695,000 during the first six months of 2001. The amount of seismic data amortization fluctuates based on the level of seismic revenue, the mix of data to which the revenue relates and the amount of straight-line amortization required. As a percentage of revenue from licensing seismic data, seismic data library amortization was 40% and 43% for the second quarters of 2002 and 2001, respectively, and was 52% and 44% for the first six months of 2002 and 2001, respectively. The decrease in the percentage between the second quarter periods was primarily due to increased revenue on 3D onshore purchased data libraries that are amortized on a straight-line basis, which resulted in an average amortization rate related to this data of 14% for the second quarter of 2002, partially offset by additional straight-line amortization on created programs under the Company's newly adopted amortization policy regarding created seismic data. The increase in the percentage between the six month periods was primarily due the additional straight-line amortization on created programs under the Company's newly adopted amortization policy. During the second quarter and first six months of 2002, the Company recorded additional straight-line amortization of $4,359,000 and $9,560,000, respectively, under its new amortization policy.

     During the second quarter of 2002, the Company recorded a non-cash impairment charge on its Gulf of Mexico offshore and its Rocky Mountain region seismic data totaling $25,696,000. Based on industry conditions and recent revenue performance, the Company determined that its estimates of future cash flows on these seismic data library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of these seismic data components by discounting the estimated net cash flows of the data. The resulting difference between the estimated fair value and the carrying value was recorded as an impairment loss during the second quarter of 2002.

     Corporate and Other

     The Company's selling, general and administrative expenses were $15,480,000 and $25,946,000 during the second quarter and first six months of 2002, respectively, compared to $8,213,000 and $17,612,000 during the second quarter and first six months of 2001, respectively. The increases between periods primarily resulted from an increase in variable expenses, primarily commissions, associated with the increases in revenue, as well as an increase in overhead costs primarily related to salaries and consulting fees related to the growth of the Company, including overhead costs associated with its wholly owned subsidiary, Seitel Solutions. Additionally, during the second quarter of 2002, the Company incurred legal and professional fees totaling $1,815,000 in connection with (i) the Company's investigation into certain actions by former executives, (ii) negotiations with its Senior Noteholders, (iii) review of the Company's operations and development of a long-range business plan in connection with its restructuring, and (iv) the Company's derivative and shareholder lawsuits. Beginning July 1, 2002, the Company has implemented certain cost reduction measures, including a reduction in work force, primarily at Seitel Solutions. The Company is continuing to evaluate additional ways to reduce its overhead costs. As a percentage of total revenue, these expenses were 33% and 37% for the second quarter and first six months of 2002, respectively, and 33% and 32% for the second quarter and first six months of 2001, respectively.

          During the three and six months ended June 30, 2002 and 2001, the Company incurred various charges and expenses that have been classified as special charges, which are set forth below (in thousands):

                                                Three Months Ended June 30,                 Six Months Ended June 30,
                                           --------------------------------------     --------------------------------------
              Description                        2002                 2001                  2002                 2001
-----------------------------------------  -----------------    -----------------     -----------------    -----------------
Company funds improperly
     converted for the personal
     benefit of former executive           $              13    $             202     $              37    $             677
Allowance for former executives'
     advances and receivables                          4,951                    -                 4,951                    -
Pearlman common stock issuance
     and cash payment                                  3,799                    -                 3,799                    -
                                           -----------------    -----------------     -----------------    -----------------
                                           $           8,763    $             202     $           8,787    $             677
                                           =================    =================     =================    =================

     Company funds improperly converted for the personal benefit of former executive - During the three months ended June 30, 2002, the Company's former president and chief executive officer, Paul Frame, resigned, and the Company's former chief financial officer, Debra Valice, was terminated. In connection with the departure of these executives from the Company, the Company's Board of Directors initiated an investigation into the possible improper conversion of corporate funds for personal use. Based on the results of the investigation, the Company believes that, during the period from January 1, 2001 through the date of his resignation, Mr. Frame caused the Company to pay certain expenses that were personal in nature. These costs were previously reflected in "selling, general and administrative" expenses in its 2001 financial statements and financial statements for the three months ended March 31, 2002, but have been reclassified to "special charges" as shown above.

     The Company is seeking reimbursement from Mr. Frame for these costs, and the Company believes it has meritorious arguments in its pursuit of reimbursement of these funds. Given the uncertainty surrounding the recovery of these costs, the Company has continued to report these costs as expenses for the applicable periods.

     Allowance for former executives' advances and receivables - Prior to their departure from the Company, the Company had advanced or loaned Mr. Frame and Ms. Valice an aggregate of $4.4 million. Approximately $1.2 million of such loans were secured by shares of the Company's common stock and had been reported as a component of equity in the Company's financial statements. The Company is seeking payment by these former executives for these advances and loans. In addition, the Company recorded debt of approximately $540,000 relating to its guaranty of a bank's line of credit to Mr. Frame. Mr. Frame has defaulted on the line of credit, and the bank has asserted that the Company is obligated to repay the outstanding principal amount under this guaranty and has accelerated the debt. The Company intends to seek reimbursement from Mr. Frame for this amount. The Company has terminated its guaranty arrangement, such that it is not a guarantor for any borrowings in excess of $540,000. However, given the uncertainty surrounding the ability of the Company to collect these amounts, the Company has provided a full allowance for these amounts as of June 30, 2002. The Company believes it has meritorious arguments in its pursuit of these recoveries.

     Pearlman common stock issuance and cash payment - In February 2002, the Board of Directors of the Company accepted the resignation of Herbert M. Pearlman as Chairman of the Board. In connection therewith, Mr. Frame entered into a modified employment agreement with Mr. Pearlman, which the Board of Directors of the Company did not authorize Mr. Frame to sign. In April 2002, pursuant to Mr. Frame's direction, the Company issued Mr. Pearlman 250,000 shares of Company stock valued at $2,277,500 and made a cash payment of $1,521,499 for the associated personal tax liability. The Company believes that there was no valid modified employment agreement and believes that such agreement is not binding on the Company or enforceable by Mr. Pearlman. The share issuance and related cash payment are considered by the Company as an advance of amounts under his existing employment agreement. Due to the inherent uncertainty associated with the Company's litigation with Mr. Pearlman, the Company recorded a full allowance for this advance during the three months ended June 30, 2002. Also, the Company has suspended payments that might otherwise be due Mr. Pearlman under his existing employment agreement, and the Company is not recording any further related expense under that agreement.

     Interest expense, net, was $5,540,000 and $3,039,000 for the second quarters of 2002 and 2001, respectively, and $10,184,000 and $6,049,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in net interest expense and other was primarily due to an increase in interest expense related to the Series G, H and I Senior Notes issued in October and December 2001 that was partially offset by a decrease in interest expense related to the Company's Revolving Line of Credit, as no balances were outstanding during the second quarter and first six months of 2002. The increase was also due to the write-off of deferred financing costs of $321,000 associated with the Company's termination of its Revolving Line of Credit and to $370,000 paid by the Company to secure amendments to its Senior Notes in the first six months of 2002.

     During June 2002, the Company decided to sell certain marketable securities that it held. As a result, the unrealized loss that was recorded as a component of equity was recognized in the income statement as a permanent impairment of the marketable security during the second quarter of 2002. In July 2002, the Company completed the sale of these marketable securities and will report an additional loss of approximately $158,000 in the third quarter of 2002.

     The Company's effective income tax rate from continuing operations was 28% and 31% for the second quarter and first six months of 2002, respectively, compared to 37% and 42% for the second quarter and first six months of 2001, respectively. The Company's effective tax rate for these periods differed from the amount that results from applying the U.S. Federal income tax rate of 35% due principally to the effect of foreign taxes, non-deductible expenses, and in the three and six months ended June 30, 2002, valuation allowances.

     Discontinued Operations

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements have been revised to report the oil and gas operations as discontinued operations.

     In connection therewith, on July 3, 2002, the Company entered into a purchase and sale agreement with an independent oil and gas company for the sale of a majority of its oil and gas assets. The initial sale was completed on August 2, 2002. The Company received cash proceeds of $23.8 million, with a final adjustment, if any, to be made within 90 days following closing. The purchase and sale agreement gives the purchaser the option to purchase all or a portion of the Company's remaining oil and gas assets until September 2, 2002. If all assets are not sold in connection with this option, the Company will continue to market these assets for sale. The Company expects the disposal to be completed by June 30, 2003.

     As a result of its decision to dispose of these operations, the Company recorded a non-cash impairment loss of $56,764,000, determined as the sum of (i) sale proceeds received, net of cost to sell, (ii) the present value of future net cash flows from its remaining estimated proved oil and gas reserves and
(iii) the lower of cost or fair value of unproved properties, compared to the net carrying value of its oil and gas assets.

     Revenue from the discontinued operations was $3,743,000 and $5,788,000 for the three months ended June 30, 2002 and 2001, respectively, and $6,386,000 and $13,865,000 for the six months ended June 30, 2002 and 2001, respectively. Pre-tax losses from the discontinued operations were $57,835,000 and $6,854,000 for the three months ended June 30, 2002 and 2001, respectively, and $58,711,000 and $3,718,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in revenue between periods was primarily due to lower market prices in 2002 and, to a lesser extent, lower production volumes. The decrease in pre-tax loss from the discontinued operations was primarily due to the loss on the sale of the assets of $56,764,000 recorded during the second quarter of 2002.

     Change in Accounting Principle

     In the second quarter of 2002, the Company evaluated and changed the method by which it amortizes its created seismic library in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Under its new accounting policy, the Company calculates created data amortization as the greater of the income forecast method or 10-year straight-line amortization. The Company reported the adoption of this new method as a cumulative effect of a change in accounting principle retroactively as of January 1, 2002. Accordingly, the Company recorded a pre-tax charge of $17,156,000 (after-tax charge of $11,162,000) as of January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     On August 2, 2002, in connection with the sale of the majority of the Company's oil and gas assets, the Company received cash proceeds of $23.8 million. Pursuant to the Noteholders' Consent, on such date, the Company paid the Noteholders $7.1 million of such proceeds, which represented accrued interest owed to the Noteholders.

     As of August 15, 2002, the Company's cash balance was $20.4 million, of which $8.9 million was in an escrow account in accordance with the Noteholders' Consent in connection with such sale.


     The Company's cash provided by (used in) operations was $16,731,000 and $3,385,000 for the six months ended June 30, 2002 and 2001, respectively. The increase from 2001 to 2002 was primarily attributable to increased collections from customers.

Senior Notes

     On October 15, 2001, the Company completed the first funding, totaling $82 million, of a private placement of three series of unsecured Senior Notes totaling $107 million. The second funding, for an additional $25 million, was completed on December 27, 2001. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. Interest on the Series G, H and I Notes is payable semi-annually on April 15 and October 15. As of August 15, 2002, the balance outstanding on the Series G, H and I Notes was $107 million.

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. Interest on the Series D, E and F Notes is payable semi-annually on February 15 and August 15. As of August 15, 2002, the balance outstanding on the Series D, E and F Notes was $138 million.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes matured on December 30, 2001. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million, which began on December 30, 1998. Interest on the Series B and C Notes is payable semi-annually on June 30 and December 30. As of August 15, 2002, the balance outstanding on the Series A, B, and C Notes was $10 million.

     The Standstill Agreements executed by the Company and the Noteholders (see discussion below) provide for an increase of 25 basis points on the interest under the Senior Notes from June 21, 2002 through and including October 15, 2002. Additionally, in July 2002, the Senior Noteholders provided their consent for the sale of the Company's oil and gas assets. In accordance with the terms of the consent, all outstanding interest accrued as of August 2, 2002 under the Senior Notes totaling $7.1 million was paid out of the proceeds of the closing. Also, the Noteholders' Consent requires the Company to pay interest monthly on the notes (aggregating approximately $1.6 million) beginning September 2, 2002.

Lines of Credit

     On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that was to mature on June 29, 2004. As of December 31, 2001, no amounts were outstanding, and the Company had no availability on the revolving line of credit. Due to the Company's inability to borrow on the line of credit resulting from debt covenant violations, the Company terminated this facility in June 2002.


     The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. The anniversary date of the credit facility was May 16, 2002, which has been extended to August 31, 2002. The Company is currently in negotiations with the bank to renew this facility. As of August 15, 2002, the balance outstanding on this revolving line of credit was $799,000. Olympic is not a party to any of the debt issued by Seitel, Inc.

Term Loans

     On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The term of the loan is three years, with maturity on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on August 16 2002 was $7,708,000. This term loan has similar financial covenants to the Company's Revolving Line of Credit.

     On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime based loans. Payments of $166,670 (Canadian dollars) are due on the last day of each month. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. The loans bear interest at the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic Seismic Ltd. and SEIC Holdings Ltd. The balance outstanding on this loan on August 15, 2002 was $1,925,000.

Other Debt

     During 2001 and 2002, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreements are for terms of approximately two years. Monthly principal and interest payments total $335,000. As a result of a dispute with the lessor, the Company has suspended payments on this lease beginning July 1, 2002, until such time that a resolution is reached. The Company is currently in negotiations with the lessor to revise the terms of the lease. The balance outstanding under these capital leases was $6,028,000 on August 15, 2002.

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

Non-Compliance with Debt Covenants

     Senior Notes

     The financial covenants in the Senior Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with the limitation on total debt covenant in the Senior Note Agreements dated December 28, 1995 and February 12, 1999. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with these same financial covenants in these agreements at December 31, 2001. The Company received an amendment from the Senior Noteholders that waived noncompliance with the limitation on total debt covenant in the third and fourth quarters of 2001 and increased the ratio of allowed debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

     As a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company, was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999. The Company received waivers from the Senior Noteholders for the covenants it was not in compliance with; such waivers continued through May 24, 2002. Effective as of June 21, 2002, the Company entered into a standstill agreement with its Senior Noteholders pursuant to which the Noteholders agreed not to exercise remedies available to them under the Senior Note Agreements as a result of existing defaults until July 17, 2002. Effective as of July 17, 2002, the Company reached an agreement with the Senior Noteholders to extend the standstill agreement for an additional 90 days until October 15, 2002. During the 90 day standstill period, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Senior Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The standstill may terminate prior to October 15, 2002 if, among other things,

     (i) there is an event of default by the Company under the standstill agreement or any subsequent defaults under the existing Senior Note Agreements;

     (ii) the Company defaults on the payments of any non-excluded debt of $5,000,000 or more; or

     (iii) the Company does not provide the Noteholders with a form of business plan by August 19, 2002, and an acceptable business plan by August 31, 2002.

     As of June 30, 2002, the Company was not in compliance with the interest coverage covenant in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. However, under the terms of the standstill agreement, such non-compliance has been waived.

     The Company is working with the Noteholders toward a long-term modification of the Senior Note Agreements. If the Company is unable to obtain such long-term modifications, the Senior Noteholders could elect to accelerate the debt. Based on the Company's current financial condition, if the debt were to be accelerated, the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company would intend to seek additional or replacement sources of financing. However, there can be no assurances that the Company would be able to obtain such financing on satisfactory terms or at all.

     Other Debt

     The Company's now terminated Revolving Line of Credit agreement included interest coverage and leverage ratio covenants, among others. As a result of the restatement of its financial statements, the Company was not in compliance with its leverage ratio covenant at September 30, 2001. In addition, as a result of the restatement and the impairment of oil and gas properties in the fourth quarter of 2001, the Company was not in compliance with this covenant as of December 31, 2001. The Company was not in compliance with the interest coverage or leverage ratio covenants as of March 31, 2002. Due to its non-compliance with the applicable covenants during the six months ended June 30, 2002, the Company was unable to utilize this facility. In June 2002, the Company terminated the facility, which resulted in a write-off of $321,000 of deferred financing costs.

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

     Substantial doubt about the Company's ability to continue as a going concern

     As a result of the Company's non-compliance with certain of the covenants of its debt agreements, the Company's 2001 financial statements contain a "going concern" qualification. The Company's independent auditors have advised the Company that, if the non-compliance with the debt agreements is not satisfactorily resolved, their report on the December 31, 2002 financial statements will also contain a "going concern" qualification.

     Capital Expenditures

     During the first six months of 2002, capital expenditures for seismic data, oil and gas property and other property and equipment amounted to $39,903,000, $4,507,000 and $13,231,000, respectively. Of the seismic data additions, $31,287,000 were cash additions and $8,616,000 were non-cash additions. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, current cash balances, proceeds from term loan and capital lease obligations.

     The Company reviews and revises its capital expenditure budget periodically based on the amount of capital expected to be available from operating or other sources. Based on the assumption that the Company's Senior Notes will not be accelerated, the Company currently anticipates capital expenditures for the remainder of 2002 to total approximately $32.2 million, of which approximately $29.7 million will be for seismic data library additions, approximately $2.3 million will be for oil and gas exploration and development efforts and approximately $.2 million will be for computer equipment and data technology center related purchases. Of the remaining estimated seismic data additions, the Company estimates that $16.4 million will be cash additions and $13.3 million will be non-cash additions. If the Company's cash balances, revenue from operating sources and proceeds from the DDD Energy asset sale are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2002, the Company could seek to obtain additional debt or equity financing during 2002; however, there can be no assurance that the Company would be able to accomplish any such debt or equity financing on satisfactory terms or at all. If such debt or equity financing is not available on satisfactory terms, the Company could reduce its current capital budget or general and administrative expenses, and fund expenditures with cash flow generated from operating sources.


Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for the Company on January 1, 2003. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Information Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this Report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "anticipates", "anticipated", "will", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. The Company's expectations regarding its future capital expenditures are only its forecasts regarding these expenditures. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements, any litigation or action taken as a result of the Company's non-compliance with its debt covenants, the ability of the Company to negotiate a successful resolution of its non-compliance with its debt convenants with its Senior Noteholders, the absence of the acceleration of the maturity of the Company's senior debt by its noteholders or other material indebtedness, the level of the Company's cash generated from operations and cash proceeds from its DDD Energy asset sale, the Company's ability to obtain alternative debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund its capital needs and the lack of any strategic disposition, acquisition or joint venture involving the Company's businesses and assets. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 2001.

Recent Developments

     Internal and SEC Investigation

     During the course of a recent internal investigation, the Company discovered that the former president and chief executive officer and the former chief financial officer of the Company may have improperly converted corporate funds for their personal use, including certain unearned advances. From the former chief executive officer, the Company is seeking immediate reimbursement of:

       .  $2,641,038 of "unearned advances" that he drew from Company funds;
       . $750,000 of his personal attorneys' fees and legal settlement costs that he caused the Company to pay;
       . $695,805 in his personal automobile racing expenses that he caused the Company to pay;
       . $148,309 for the purchase of a security system for his home that he caused the Company to pay.

The Company is also seeking reimbursement from its former chief financial officer of $621,293 of "unearned advances" that she drew from Company funds. Reimbursement of additional funds from Mr. Frame and Ms Valice may be sought following the results of further investigation by the Company.

     The Company has notified the Securities and Exchange Commission ("SEC") regarding the findings of the internal investigation. The SEC's Fort Worth District Office has informed the Company that it has initiated an informal inquiry into theses events and the Company is fully cooperating with the inquiry. As discussed below, the Company's former chief executive officer and the former chief financial officer have each filed suit against the Company alleging, among other things, breach of contract. The Company has filed counterclaims against each to recover the above described funds owed by each to the Company.

     Sale of DDD Energy

     On July 3, 2002, DDD Energy entered into a Purchase and Sale Agreement with Rising Star Energy, LLC for the sale of a majority of the oil and gas exploration and production properties and related assets of DDD Energy. The transaction closed on August 2, 2002. After adjustments, the Company received cash proceeds of $23.8 million with a final adjustment, if any, to be made within 90 days following closing. The purchase agreement grants Rising Star an option, exercisable within 30 days of closing, to purchase additional oil and gas assets of DDD Energy and another subsidiary of the Company for up to $15 million, or to enter into a joint venture arrangement with the Company related to these assets.

     Additional Compensation for Chairman of the Board

     Effective June 1, 2002 in accordance with the By-Laws of the Company, Fred
S. Zeidman was elected non-management Chairman of the Board. As a result of the Company's current circumstances, Mr. Zeidman is devoting a substantial amount of time and attention to the business affairs of the Company beyond that which would ordinarily be required during the usual conduct of the business or the discharge of his normal duties as Chairman of the Board of Directors. In addition to normal director's fees, Mr. Zeidman is being compensated in the amount of $17,500 per month for his engagement as Chairman of the Board, as well as being provided health and dental benefits that are comparable to those benefits received by employees of the Company. This arrangement will continue until the Board of Directors determines that Mr. Zeidman's increased level of service as Chairman of the Board is no longer required.

     New York Stock Exchange Listing

     The Company has received notification from the New York Stock Exchange ("NYSE") that it had fallen below the NYSE continued listing standards due to the Company's stock trading at a price of below $1.00 per share for a consecutive 30-day trading period. In accordance with the rules and procedures of the NYSE, the Company has six months within which to cure this price per share deficiency, prior to the NYSE commencing suspension and delisting procedures. The Company has responded to the notification letter, informing the NYSE of the Company's intent to cure the deficiency.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K, as amended, for the year ended December 31, 2001 for a detailed discussion of these risks. The Company has not had any significant changes in the market risk exposures since December 31, 2001.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The complaints generally allege that during proposed class periods of May 5, 2000 through May 3, 2002 or July 13, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' fees. The Court has set a hearing for August 30, 2002 on several motions for appointment of lead plaintiff and approval of lead counsel for plaintiffs. By agreement of the parties, the defendants are not required to answer or otherwise respond until after the court selects lead plaintiff and lead counsel and the plaintiffs file a consolidated amended complaint. No discovery has been conducted. The Company intends to vigorously defend these lawsuits.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Steiglitz, Ziedman, Fuir, and Seitel, Inc., No. 2002-39404, In the District Court of Harris County, Texas, 151st Judicial District, Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Steiglitz, Fiur, Ernst & Young, LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The Plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company and its shareholders by failing to maintain adequate accounting controls and by using improper accounting and, as applicable, auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments, exemplary damages, attorneys' fees, experts' fees and costs. The Company's board of directors has appointed a special litigation committee, which is conducting an independent investigation of the allegations asserted in the derivative lawsuits, which it expects to be completed in September 2002. No discovery has been conducted. The defendants presently intend to seek to have all of the derivative cases stayed, including discovery that has been served in the Talley case, pending completion of that investigation.

     The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company believes that neither its board of directors nor any of its committees approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman's resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. Mr. Pearlman has filed counterclaims asserting that the board of directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to be realigned as the plaintiff in the action and seeks actual damages in an amount exceeding $4,000,000, punitive damages, attorneys' fees, costs and expenses. No discovery has been conducted. The Company intends to vigorously pursue its claims and defend against the counterclaims.

     The Company has been sued by its former chief financial officer in Valice
v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination. The Company terminated her employment for what it believes is "cause" under her contract, and the Company believes that she is entitled to no recovery on her suit. The Company has filed a counter suit against Ms. Valice seeking to recover over $621,000 in unearned advances she received from the Company and has failed to repay. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

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

     The Company is currently a party to a dispute with Winthrop Resources Corporation ("Winthrop") arising out of an equipment lease signed by the parties in October 2001. The Company sought to lease a majority of the equipment needed to establish and operate certain data centers from Winthrop. Based on representations from Winthrop, the Company expected to receive an operating lease, the Company determined the lease was, in fact, a capital lease. Winthrop alleges that the Company's restatement of its financial statements was a material adverse event and thus prevented further leasing. The Company made all monthly payments called for under the lease until the July 1, 2002 payment, at which time the Company suspended payment. The Company filed an application for a temporary restraining order on July 12, 2002, which was granted on that same day, seeking to enjoin Winthrop from repossession of certain equipment pending the hearing on the application for a temporary injunction which hearing was set for August 9, 2002, but was postponed by the parties. Winthrop filed suit in Minnesota state court on July 15, 2002 in which it seeks contractual damages and return of the leased equipment. Winthrop asserts the case in Texas should be dismissed because the parties agreed in the lease that venue would be in Minnesota. That motion to dismiss was scheduled to be heard at the August 9 hearing, but now rescheduled to begin August 30, 2002. The Company and Winthrop recently entered into a standstill agreement in both the Texas and Minnesota actions so they can explore a settlement. No settlement agreement has been executed, although discussions continue. The standstill agreement expires at the resolution of the August 30 hearing.

Items 2., 3., 4. and 5.  Not applicable.

Item 6.  Exhibits and Report on Form 8-K

     (a)  Exhibits

          23.1 Letter from Ernst & Young LLP to the Company's Board of Directors, dated August 16, 2002, relating to the Company's change in accounting principle regarding the amortization of its created seismic data library.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2002.

          The Company filed a Form 8-K on April 24, 2002 disclosing a shareholder's derivative action filed in the Chancery Court of the State of Delaware in New Castle County.

          The Company filed a Form 8-K on May 6, 2002 disclosing the Company's May 3, 2002 press release reporting the filing of an amendment to the 2001 Form 10-K, adding additional explanations regarding the prior restatement announcement following meetings with SEC staff; discussions with lenders regarding loan covenant violations; and also reporting two civil cases filed against the Company. A portion of the draft of the Form 10-K/A, Amendment No. 3 was filed as an exhibit.

          The Company filed a Form 8-K on May 30, 2002 disclosing that the Company and various of its officers and directors have been named as defendants in nine shareholders lawsuits filed in the United States District Court for the Southern District of Texas and a stockholder derivative action filed by a stockholder of the Company in the 333rd Judicial District Court for Harris County, Texas.

          The Company filed a Form 8-K on June 7, 2002 regarding the June 5, 2002 press release announcing the legal action initiated against the former chairman of the board. In addition, the press release announces the appointment of Fred Zeidman as the new chairman of the Company, the appointment of Robert Knauss as a new director and sole member of an independent committee that will review the allegations made in the derivative actions filed against certain officers and directors of the Company. Two additional shareholders lawsuits filed in the United States District Court for the Southern District of Texas, Houston Division were also listed.

          The Company filed a Form 8-K on June 13, 2002 disclosing the June
          12, 2002 press release regarding the resignation of President and CEO, Paul Frame, and the termination of Chief Financial Officer, Debra Valice. Kevin Fiur, former Executive Vice President and Chief Operating Officer, is the new CEO and President, Kevin Callaghan, former Senior Vice President of Seitel Data Limited, was named Executive Vice President and Chief Operating Officer of the Company, and Robert Simon, former Executive Vice President of Seitel Data Limited, was named President of Seitel Data Limited.

          The Company filed a Form 8-K June 25, 2002 regarding a press release announcing that an internal investigation has discovered the former Chairman and CEO and the former CFO may have improperly converted corporate funds to their personal use. The previously disclosed offer to enter into promissory notes with these individuals was withdrawn and immediate repayment of these amounts is demanded.

          The Company filed a Form 8-K on July 23, 2002 regarding the July
          19, 2002 press release announcing an extended standstill agreement with the Company's noteholders and attaching the standstill agreement.

                               SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SEITEL, INC.

Dated: August 19, 2002                 /s/ Kevin S. Fiur
                                           -------------------------------------
                                           Kevin S. Fiur
                                           President and Chief Executive Officer

Dated: August 19, 2002                 /s/ Marcia H. Kendrick
                                           -------------------------------------
                                           Marcia H. Kendrick
                                           Acting Chief Financial Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            NOT FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Seitel, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Keven S. Fiur, President and Chief Executive Officer, and Marcia H. Kendrick, Acting Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Kevin S. Fiur
                                           ----------------------------------
Dated: August 19, 2002              Name: Kevin S. Fiur
                                    Title: President and Chief Executive Officer

                                           /s/ Marcia H. Kendrick
                                           ----------------------------------
                                     Name: Marcia H. Kendrick
                                    Title: Acting Chief Financial Officer

                                     EXHIBIT
                                      INDEX

                                                                           Page
  Exhibit   Title                                                         Number

    23.1 Letter from Ernst & Young LLP to the Company's Board of Directors, dated August 16, 2002, relating to the Company's change in accounting principle regarding the amortization of its created seismic data library.