Form 10-Q
period 2002-09-30
SEITEL INC
filed 2002-11-14
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

10811 S. Westview Circle, Bldg. C, Ste. 100	77043
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

As of November 12, 2002, there were 25,375,683 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS

Cash and equivalents	$24,981	$25,223
Receivables
Trade, net of allowance	36,439	56,095
Notes and other	430	4,210
Net seismic data library	404,495	455,845
Net other property and equipment	21,407	11,927
Oil and gas operations held for sale	3,421	93,956
Investment in marketable securities	7	2,501
Deferred income taxes	17,206	-
Prepaid expenses, deferred charges and other assets	8,082	11,712

TOTAL ASSETS	$516,468	$661,469

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$29,624	$45,243
Income taxes payable	1,534	2,646
Oil and gas operations held for sale	367	3,962
Debt
Senior notes	255,000	255,000
Line of credit	35	1,319
Term loans	9,182	9,375
Financial guaranty	540	-
Obligations under capital leases	8,463	2,656
Deferred income taxes	-	351
Deferred revenue	57,398	97,330

TOTAL LIABILITIES	362,143	417,882

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,811,601 and 25,810,603 at September 30, 2002
and December 31, 2001, respectively	258	258
Additional paid-in capital	166,630	166,456
Retained earnings (deficit)	(3,363)	91,624
Treasury stock, 435,918 and 735,918 shares at cost at
September 30, 2002 and December 31, 2001, respectively	(5,373)	(9,072)
Notes receivable from officers and employees	(2,222)	(3,776)
Accumulated other comprehensive income (loss)	(1,605)	(1,903)

TOTAL STOCKHOLDERS' EQUITY	154,325	243,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$516,468	$661,469

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,

	2002	2001

		(Restated) (2)

REVENUE (1)	$50,604	$25,202

EXPENSES:
Depreciation and amortization	23,344	10,075
Cost of sales	444	372
Selling, general and administrative expenses	14,873	7,546
Special charges	39	453

	38,700	18,446

INCOME FROM OPERATIONS	11,904	6,756

Interest expense, net	(4,855)	(3,365)
Loss on sale of marketable securities	(250)	-

Income from continuing operations before
provision for income taxes	6,799	3,391

Provision for income taxes	2,130	1,166

Income from continuing operations	4,669	2,225

Discontinued operations:
Loss from operations (including loss from
from disposal of $1,225 in 2002)	(1,490)	(22,516)
Income tax benefit	-	(7,881)

Loss from discontinued operations	(1,490)	(14,635)

NET INCOME (LOSS)	$3,179	$(12,410)

Net income (loss) per share:
Basic:
Income from continuing operations	$.19	$.09
Loss from discontinued operations	(.06)	(.59)

Net income (loss)	$.13	$(.50)

Diluted:
Income from continuing operations	$.19	$.09
Loss from discontinued operations	(.06)	(.58)

Net income (loss)	$.13	$(.49)

Weighted average number of common and
common equivalent shares:
Basic	25,376	25,045

Diluted	25,376	25,177

(1)	Non-cash revenue and the percentage of total revenue for the three months ended September 30, 2002 and 2001 are $18,373,000 (36%) and $4,715,000 (19%), respectively.

(2)	See Note F regarding restatement of financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)	Nine Months Ended September 30,

	2002	2001

		(Restated) (2)

REVENUE (1)	$120,219	$80,112

EXPENSES:
Depreciation and amortization	61,505	34,480
Cost of sales	674	1,015
Selling, general and administrative expenses	40,819	25,158
Impairment of seismic data library	25,696	-
Special charges	8,826	1,130

	137,520	61,783

INCOME (LOSS) FROM OPERATIONS	(17,301)	18,329

Interest expense, net	(15,039)	(9,414)
Loss on sale of marketable securities	(332)	-

Income (loss) from continuing operations before provision for income
taxes and cumulative effect of change in accounting principle	(32,672)	8,915
Provision (benefit) for income taxes	(10,025)	3,460

Income (loss) from continuing operations before cumulative effect of
change in accounting principle	(22,647)	5,455
Discontinued operations:
Loss from operations (including loss from disposal of
$57,989 in 2002)	(60,201)	(26,234)
Income tax benefit	-	(9,182)

Loss from discontinued operations	(60,201)	(17,052)

Cumulative effect of change in accounting principle, net of tax	(11,162)	-

NET LOSS	$(94,010)	$(11,597)

Net loss per share:
Basic:
Income (loss) from continuing operations	$(.90)	$.22
Loss from discontinued operations	(2.38)	(.68)
Cumulative effect of accounting change	(.44)	-

Net loss	$(3.72)	$(.46)

Diluted:
Income (loss) from continuing operations	$(.90)	$.21
Loss from discontinued operations	(2.38)	(.66)
Cumulative effect of accounting change	(.44)	-

Net loss	$(3.72)	$(.45)

Weighted average number of common and
common equivalent shares:
Basic	25,275	24,963

Diluted	25,275	25,879

(1)	Non-cash revenue and the percentage of total revenue for the nine' months ended September 30, 2002 and 2001 are $40,041,000 (33%) and $12,408,000 (15%), respectively.

(2)	See Note F regarding restatement of financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)

Net income (loss)	$3,179	$(12,410)	$(94,010)	$(11,597)

Unrealized gains (losses) on securities held as
available for sale:
Unrealized net holding gains (losses),
net of income tax
expense (benefit) of $0 and $(345),
respectively, arising during period	-	(118)	1	(446)
Less: Reclassification adjustment for
losses included in income,
net of tax benefit of $75	-	-	305	-

Foreign currency translation
adjustments	(1,433)	(1,142)	(8)	(1,995)

Comprehensive income (loss)	$1,746	$(13,670)	$(93,712)	$(14,038)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

							Notes
							Receivable	Accumulated
			Additional				from	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Officers &	Comprehensive

	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	Income (Loss)

Balance, December 31, 2000	25,306,517	$253	$159,543	$106,617	(635,918)	$(7,667)	$(4,965)	$(191)
Net proceeds from issuance
of common stock upon
exercise of options	504,086	5	6,398	-	-	-	-	-
Tax reduction from exercise
of stock options	-	-	515	-	-	-	-	-
Treasury stock purchased	-	-	-	-	(100,000)	(1,405)	-	-
Payments received on
notes receivable from
officers and employees	-	-	-	-	-	-	1,189	-
Net loss	-	-	-	(14,993)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	(1,733)
Unrealized gain on marketable
securities net of income
tax expense of $14	-	-	-	-	-	-	-	21

Balance, December 31, 2001	25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$(3,776)	$(1,903)
Net proceeds from issuance
of common stock upon
exercise of options	998	-	9	-	-	-	-	-
Tax reduction from exercise of
stock options	-	-	165	-	-	-	-	-
Issuance of common stock
in connection with
employment contract	-	-	-	(172)	50,000	616	-	-
Pearlman common stock issuance	-	-	-	(805)	250,000	3,083	-	-
Payments received on
notes receivable from
officers and employees	-	-	-	-	-	-	399	-
Allowance for notes receivable	-	-	-	-	-	-	1,155	-
Net loss	-	-	-	(94,010)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	(8)
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	1
Reclassification adjustment for
losses included in income, net
of tax benefit of $75	-	-	-	-	-	-	-	305

Balance, September 30, 2002
(unaudited)	25,811,601	$258	$166,630	$(3,363)	(435,918)	$(5,373)	$(2,222)	$(1,605)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:		(Restated)
Reconciliation of net income (loss) to net cash provided by
operating activities of continuing operations:
Net income (loss)	$(94,010)	$(11,597)
Loss from discontinued operations, net of tax	60,201	17,052
Cumulative effect of change in accounting principle, net of tax	11,162	-
Depreciation and amortization	61,894	34,490
Impairment of seismic data library	25,696	-
Allowance for collection on trade and notes receivable	9,014	-
Deferred income tax benefit	(11,581)	(3,211)
Non-cash sales	(40,041)	(12,408)
Loss on sale of marketable securities	332	-
Write-off of deferred financing costs	321	-
Gain on sale of property and equipment	7	-
Common stock issued as compensation	444	-
Decrease in receivables	19,567	8,265
Decrease (increase) in other assets	1,409	(3,479)
Decrease in deferred revenue	(14,191)	(261)
Decrease in accounts payable and other liabilities	(5,508)	(15,767)

Net cash provided by operating activities of continuing operations	24,716	13,084

Cash flows from investing activities:
Cash invested in seismic data	(45,822)	(56,728)
Cash paid to acquire property and equipment	(8,742)	(2,592)
Cash received from disposal of property and equipment	2,530	-
Net proceeds from sale of marketable securities	2,490	-

Net cash used in investing activities of continuing operations	(49,544)	(59,320)

Cash flows from financing activities:
Borrowings under line of credit	19,207	109,998
Principal payments under line of credit	(20,477)	(80,503)
Borrowings under term loan	2,514	10,000
Principal payments on term loans	(2,726)	-
Principal payments on capital lease obligations	(1,198)	(81)
Proceeds from issuance of common stock	9	6,052
Costs of debt and equity transactions	(10)	(505)
Repurchase of common stock	-	(1,405)
Loans to officers, employees and director	(65)	-
Payments on receivables from officers and employees	820	1,248

Net cash provided by (used in) financing activities
of continuing operations	(1,926)	44,804

Effect of exchange rate changes	(75)	(1,626)
Net cash provided by (used in) discontinued operations	26,587	(1,586)

Net decrease in cash and equivalents	(242)	(4,644)

Cash and cash equivalents at beginning of period	25,223	10,216

Cash and cash equivalents at end of period	$24,981	$5,572

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest (net of amounts capitalized)	$18,067	$11,849

Income taxes	$2,629	$11,759

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE A-BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

          The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As more fully described in Note H, the Company is not in compliance with various covenants in its debt agreements. The independent auditors' report on the Company's 2001 financial statements contains a "going concern" qualification based on the Company's non-compliance with its debt agreements, which indicates the independent auditors' belief that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business. The Company's independent auditors have advised the Company that, if the Company's non-compliance with its debt agreements is not satisfactorily resolved, the auditors' report relative to the Company's December 31, 2002 financial statements will include a "going concern" qualification. The Company is working with its lenders toward a long-term modification of the Senior Note Agreements, but there can be no assurance that the Company will be successful in its negotiations. At present, the Company and the Noteholders have entered into a standstill agreement which will terminate on December 2, 2002. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

NOTE B-REVENUE RECOGNITION

          Revenue from Data Acquisition

          Revenue from the creation of new seismic data under the Company's acquisition contracts is recognized using the proportional performance method based upon costs incurred to date as a percentage of total estimated costs. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. Contracts typically result in one or more customers paying 65% or more of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred. These payments are non-refundable once the costs of creation are incurred. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired, processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired, processed data for a limited term, which is generally less than nine months after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a long-term (generally twenty years or more) license agreement, which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity ends.

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

          The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non-cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. If the contract allows licensing of data that is not currently available, revenue is deferred until such time that the data is available for licensing. The contracts permit selection of the data in its present form, and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms are included, upon which revenue would be deferred until performance is met. The customer's rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

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

          Revenue from Non-Cash Data Licenses

          In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. (The data license to the customer is in the form of one of the four basic forms of contracts discussed above.) These exchanges are referred to as non-cash or non-monetary data exchanges. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges since the data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library in exchange for a data license, the exchange is not a "like-kind" exchange. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

          For the three months ended September 30, 2002 and 2001, the Company recorded seismic data library assets of $5,051,000 and $18,767,000, respectively, from non-monetary exchanges of seismic data. For the nine months ended September 30, 2002 and 2001, the Company recorded seismic data library assets of $13,399,000 and $39,411,000, respectively, from non-monetary exchanges of seismic data. These exchanges included exchanges in which the Company and the customer issued cash payments.

          For the three months ended September 30, 2002 and 2001, the Company recognized revenue of $17,740,000 and $4,672,000, respectively, from selections of data on non-monetary exchanges that had previously been deferred. For the nine months ended September 30, 2002 and 2001, the Company recognized revenue of $39,140,000 and $10,366,000, respectively, from selections of data on non-monetary exchanges that had previously been deferred.

          Revenue from Data Technology Services

          Revenue from the Company's data technology services is recognized as the services are provided.

NOTE C - SPECIAL CHARGES

          During the three and nine months ended September 30, 2002 and 2001, the Company incurred various charges and expenses that have been classified as special charges, which are set forth below (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,

Description	2002	2001	2002	2001

Company funds improperly
converted for the personal
benefit of former executives	$-	$453	$37	$1,130
Allowance for former executives'
advances and receivables	39	-	4,990	-
Pearlman common stock issuance
and cash payment	-	-	3,799	-

	$39	$453	$8,826	$1,130

          Company funds improperly converted for the personal benefit of former executive - In June 2002, the Company's former president and chief executive officer, Paul Frame, resigned, and the Company's former chief financial officer, Debra Valice, was terminated. In connection with the departure of these executives from the Company, the Company's Board of Directors initiated an investigation into the possible improper conversion of corporate funds for personal use. Based on the results of the investigation, the Company believes that, during the period from January 1, 2001 through the date of his resignation, Mr. Frame caused the Company to pay certain expenses that were personal in nature. These costs were previously reflected in "selling, general and administrative" expenses in its 2001 financial statements and financial statements for the three months ended March 31, 2002, but have been reclassified to "special charges" as shown above.

          The Company is seeking reimbursement from Mr. Frame for these costs, and the Company believes it has meritorious arguments in its pursuit of reimbursement of these funds. Given the uncertainty surrounding the recovery of these costs, the Company has continued to report these costs as expenses for the applicable periods.

          Allowance for former executives' advances and receivables - Prior to their departure from the Company, the Company had advanced or loaned Mr. Frame and Ms. Valice an aggregate of $4.4 million. Approximately $1.2 million of such loans were secured by shares of the Company's common stock and had been reported as a component of equity in the Company's financial statements. Additionally, the Company has accrued interest pursuant to the related note agreements on the loans secured by Company stock. The Company is seeking payment by these former executives for these advances, loans and related interest. In addition, the Company recorded debt of approximately $540,000 relating to its guaranty of a bank's line of credit to Mr. Frame. Mr. Frame has defaulted on the line of credit. The bank has asserted that the Company is obligated to repay the outstanding principal amount under the guaranty and has accelerated the debt. The Company intends to seek reimbursement from Mr. Frame for this amount. The Company has terminated its guaranty arrangement, such that it is not a guarantor for any borrowings in excess of $540,000. However, given the uncertainty surrounding the ability of the Company to collect these amounts, the Company has provided a full allowance for these amounts as of September 30, 2002. The Company believes it has meritorious arguments in its pursuit of each of these recoveries.

          Reimbursement of additional funds from Mr. Frame and Ms. Valice may be sought following the results of further investigation.

          Pearlman common stock issuance and cash payment - In February 2002, the Board of Directors accepted the resignation of Herbert M. Pearlman as Chairman of the Board. In connection therewith, Mr. Frame entered into a modified employment agreement with Mr. Pearlman, which the Board of Directors of the Company did not authorize Mr. Frame to sign. In April 2002, pursuant to Mr. Frame's direction, the Company issued Mr. Pearlman 250,000 shares of Company stock valued at $2,277,500 and made a cash payment of $1,521,499 for the associated personal tax liability. The Company believes that there was no valid modified employment agreement and believes that such agreement is not binding on the Company or enforceable by Mr. Pearlman. The share issuance and related cash payment are considered by the Company as an advance of amounts under his existing employment agreement. Due to the inherent uncertainty associated with the Company's litigation with Mr. Pearlman, the Company recorded a full allowance for this advance during the three months ended June 30, 2002. Also, the Company has suspended payments that might otherwise be due Mr. Pearlman under his existing employment agreement, and the Company is not recording any further expense under that agreement.

          Refer to Note K for further discussion.

NOTE D-SEISMIC DATA LIBRARY

          During the nine months ended September 30, 2002, the Company recorded reductions to its seismic data library, which total approximately $100.0 million and are set forth below:
(a)	$45.0 million of amortization expense, as a result of applying its amortization policy to revenues;
(b)

a cumulative effect of a change in accounting principle of approximately $17.2 million ($11.2 million after tax) relating to the Company's created seismic data library, which was recorded as of January 1, 2002;

(c)

required amortization expense of approximately $2.5 million and $12.1 million in the three and nine months ended September 30, 2002, respectively, relating to the Company's new accounting policy with respect to created seismic data; and

(d)

an impairment loss of approximately $25.7 million related to its Gulf of Mexico offshore data and its Rocky Mountain region data in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

          Prior to the change in accounting principle adopted in the second quarter of 2002 that relates to the Company's created seismic data and is described below, the Company's accounting policy with respect to amortization of its data library was as follows: (a) the seismic data that the Company creates was amortized on the income forecast method, which is discussed below, (b) purchased data is generally amortized on a straight-line basis over 10 years and (c) significant purchased data (those surveys that are individually in excess of five percent of the net book value of the Company's seismic library) is amortized using the greater of the income forecast method or the 10-year straight-line method. The policies described in (b) and (c) did not change as a result of the change in accounting principle.

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

          As of September 30, 2002, approximately 64% of the net book value of the Company's created seismic library is being amortized at a 43% rate, and approximately 25% of the net book value of the Company's created seismic library is being amortized at rates between 55% and 80%. In addition, there are ten surveys, which represent 11% of the created seismic library's net book value as of September 30, 2002, that have amortization rates ranging from 14% to 42%, relating to surveys in which amounts funded by customers reduced the recorded cost of the survey. The Company will continue to evaluate the performance of its surveys, and as appropriate, will increase the amortization rate (on a prospective basis) applicable to specific surveys based on its evaluation of revenue trends, oil and gas prospectivity and other relevant commercial factors.

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

          The Company reported the adoption of this new method as a cumulative effect of a change in accounting principle retroactively as of January 1, 2002. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002; a pre-tax charge of $5.2 million for the three months ended March 31, 2002; a pre-tax charge of $4.4 million for the three months ended June 30, 2002; and a pre-tax charge of $2.5 million for the three months ended September 30, 2002.

          Pro forma net income for the three and nine months ended September 30, 2001, assuming the new amortization policy had been applied retroactively in each period, was as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Description	2001	2001

Income (loss) from continuing operations:
As reported	$2,225	$5,445
Pro forma	(637)	(2,069)
Income (loss) from continuing operations per share:
As reported, basic	$.09	$.22
Pro forma, basic	(.03)	(.08)
As reported, diluted	$.09	$.21
Pro forma, diluted	(.03)	(.08)

Net income (loss):
As reported	$(12,410)	$(11,597)
Pro forma	(15,272)	(19,121)
Net income (loss) per share:
As reported, basic	$(.50)	$(.46)
Pro forma, basic	(.61)	(.77)
As reported, diluted	$(.49)	$(.45)
Pro forma, diluted	(.61)	(.77)

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

          In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows and the carrying value of the library component, and, if necessary, the second step of the impairment evaluation compares the fair value of the library component, which is generally based on discounting forecasts of future cash flows associated with the assets, to the library component's carrying amount. Any impairment loss is recorded as the difference between the library component's carrying amount and fair value.

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

          During the three months ended June 30, 2002, the Company recorded a non-cash impairment loss on its Gulf of Mexico offshore and its Rocky Mountain region seismic data totaling $25.7 million. Based on industry conditions and the recent revenue performance of these library components, the Company determined that its estimate of future cash flows in these library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of these library components by discounting their estimated future net cash flows. The resulting difference between the estimated fair value and the carrying value was recorded as an impairment loss.

NOTE E-DISCONTINUED OPERATIONS

          In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements have been revised to report the oil and gas operations as discontinued operations.

          In connection therewith, on July 3, 2002, the Company entered into a purchase and sale agreement with an independent oil and gas company for the sale of a majority of the Company's oil and gas assets. The initial sale was completed on August 2, 2002. The purchaser also exercised its option to purchase a portion of the remaining oil and gas assets; such sale was completed on September 12, 2002. The Company has received an offer from another independent oil and gas company for the purchase of a majority of the remaining oil and gas assets. The Company continues to market the remaining oil and gas assets for sale. The Company expects the disposal to be completed by June 30, 2003.

          As a result of its decision to dispose of these operations, the Company recorded a non-cash impairment loss of $56.8 million in the second quarter of 2002, determined as the sum of (i) the sale proceeds to be received, net of costs to sell, (ii) the present value of future net cash flows from its remaining estimated proved oil and gas reserves and (iii) the lower of cost or fair value of unproved properties, compared to the net carrying value of its oil and gas assets. Additionally, in the third quarter of 2002, the Company recorded severance costs relating to the oil and gas operations of $1.2 million in accordance with certain employment contracts.

          Revenue from discontinued operations was $1,193,000 and $4,104,000 for the three months ended September 30, 2002 and 2001, respectively, and $7,579,000 and $17,969,000 for the nine months ended September 30, 2002 and 2001, respectively. Pre-tax losses from the discontinued operations were $1,490,000 and $22,516,000 for the three months ended September 30, 2002 and 2001, respectively, and $60,201,000 and $26,234,000 for the nine months ended September 30, 2002 and 2001, respectively.

          The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE F-RESTATEMENT OF FINANCIAL STATEMENTS

          Effective for the year ended December 31, 2001, the Company determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000. As a result, the financial statements for the three and nine months ended September 30, 2001 have been restated in the accompanying financial statements.

          The revisions to revenue recognition under the seismic data licensing agreements are based upon the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The effect of these revisions is to defer revenue, which would have been recognized under the Company's previous accounting method, under certain seismic data licensing agreements until selection of specific data is made by the customer. The deferral of revenue resulted in an increase in deferred revenue. Associated with the deferral of the revenue on these contracts, the Company also deferred the direct costs (primarily commissions) related to the revenue, which resulted in an increase in prepaid expenses. The Company also recognized a reduction in amortization expense, which is recorded as an adjustment to accumulated amortization, and in income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to the seismic data licensing arrangements for the three and nine months ended September 30, 2001 are summarized in the tables on the following pages.

          The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition services. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company has determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company's amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes. The total effects of all revisions to revenue recognition related to certain data acquisition contracts for the three and nine months ended September 30, 2001 are summarized in the following tables.

          Accordingly, such financial statements have been restated as follows:

	Three Months Ended September 30, 2001 (Unaudited)

	(in '000's except per share amounts)

		Adjustments	Adjustments
		for	for
		Data	Data
	As	Licensing	Acquisition	As
	Reported	Agreements	Contracts	Restated

Statements of Operations Data:

Revenue	$44,278	$(13,808)	$(5,268)	$25,202 (1)

Depreciation and amortization	17,984	(5,270)	(2,639)	10,075
Cost of sales	372	-	-	372
SG&A expense	8,584	(912)	(126)	7,546
Special charges	453	-	-	453

Income (loss) from operations	16,885	(7,626)	(2,503)	6,756

Interest expense and other, net	(3,427)	-	62	(3,365)

(Provision) benefit for income taxes	(4,340)	2,320	854	(1,166)

Income (loss) from continuing
operations	9,118	(5,306)	(1,587)	2,225
Loss from discontinued operations,
net of income tax benefit	(14,635)	-	-	(14,635)

Net loss	$(5,517)	$(5,306)	$(1,587)	$(12,410)

Net income (loss) per share:

Basic:
Income (loss) from continuing
operations	$.37	$(.21)	$(.07)	$.09
Loss from discontinued operations	(.59)	-	-	(.59)
`
Net loss	$(.22)	$(.21)	$(.07)	$(.50)

Diluted:
Income (loss) from continuing
operations	$.36	$(.21)	$(.06)	$.09
Loss from discontinued operations	(.58)	-	-	(.58)

Net loss	$(.22)	$(.21)	$(.06)	$(.49)

(1)	Non-cash revenue and the percentage of total revenue are $4,715,000 and 19%, respectively.

	Nine Months Ended September 30, 2001 (Unaudited)

	(in '000's except per share amounts)

		Adjustments	Adjustments
		for	for
		Data	Data
	As	Licensing	Acquisition	As
	Reported	Agreements	Contracts	Restated

Statements of Operations Data:

Revenue	$122,806	$(31,203)	$(11,491)	$80,112 (1)

Depreciation and amortization	53,441	(13,433)	(5,528)	34,480
Cost of sales	1,015	-	-	1,015
SG&A expense	27,330	(2,115)	(57)	25,158
Special charges	1,130	-	-	1,130

Income (loss) from operations	39,890	(15,655)	(5,906)	18,329

Interest expense and other, net	(9,486)	-	72	(9,414)

(Provision) benefit for income taxes	(10,580)	5,078	2,042	(3,460)

Income (loss) from continuing
operations	19,824	(10,577)	(3,792)	5,455
Loss from discontinued operations,
net of income tax benefit	(17,052)	-	-	(17,052)

Net income (loss)	$2,772	$(10,577)	$(3,792)	$(11,597)

Net income (loss) per share:

Basic:
Income (loss) from continuing
operations	$.79	$(.42)	$(.15)	$.22
Loss from discontinued operations	(.68)	-	-	(.68)

Net income (loss)	$.11	$(.42)	$(.15)	$(.46)

Diluted:
Income (loss) from continuing
operations	$.77	$(.41)	$(.15)	$.21
Loss from discontinued operations	(.66)	-	-	(.66)

Net income (loss)	$.11	$(.41)	$(.15)	$(.45)

(1)	Non-cash revenue and the percentage of total revenue are $12,408,000 and 15%, respectively.

NOTE G-INCOME TAXES

          The major components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at September 30, 2002 and December 31, 2001 were as follows (in thousands):

	September 30,	December 31,
	2002	2001

Deferred revenue	$11,740	$15,241
Seismic data amortization	10,180	(5,922)
Oil and gas assets	-	(13,767)
Canadian net operating loss carryforward	4,636	4,729
Other, net	12,585	(397)

	39,141	(116)
Less: valuation allowance	(21,935)	(235)

Total deferred tax asset (liability)	$17,206	$(351)

          The net income tax benefit for the nine months ended September 30, 2002 includes $21.7 million, in valuation allowance charges related to deferred tax assets. The Company performed its intraperiod tax allocation under the "incremental" method, as prescribed by paragraph 35 of SFAS No. 109. Accordingly, the loss from discontinued operations has not been allocated any tax benefit during the nine months ended September 30, 2002.

          The Company considered (i) its non-compliance with its debt agreements and the absence of assurance that the Company's discussions with its creditors will be successfully concluded, (ii) the fact that the independent auditors' report regarding its 2001 financial statements contains a "going concern" qualification, and (iii) the notification by its independent auditors that, if the non-compliance with the debt agreements is not satisfactorily resolved, their report on the Company's December 31, 2002 financial statements will include a "going concern" qualification, as negative evidence relative to the realization of its deferred tax assets. Accordingly, the Company has recorded a valuation allowance for its deferred tax assets that are not assured of realization by either offsetting existing taxable differences or carryback to open tax years.

          The net benefit for the nine months ended September 30, 2002 included $6.0 million in benefit related to the cumulative effect of change in accounting principle.

NOTE H-FINANCING ARRANGEMENTS

          The following is a summary of the Company's debt (in thousands):

	September 30,	December 31,
	2002	2001

Senior notes, Series B, 7.17%, maturing in 2002	$5,500	$5,500
Senior notes, Series C, 7.48%, maturing in 2002	4,500	4,500
Senior notes, Series D, 7.03%, maturing in 2004	20,000	20,000
Senior notes, Series E, 7.28%, maturing in equal
amounts of $12,500 beginning 2004 through 2009	75,000	75,000
Senior notes, Series F, 7.43%, maturing in 2009	43,000	43,000
Senior notes, Series G, 7.04%, maturing in 2006	20,000	20,000
Senior notes, Series H, 7.19%, maturing in 2008	50,000	50,000
Senior notes, Series I, 7.34%, maturing in 2011	37,000	37,000
Seitel, Inc. revolving credit agreement	-	-
Subsidiary revolving credit agreement, variable rate	35	1,319
Term loan, variable rate maturing
$625 in 2002, $2,500 in 2003 and $4,375 in 2004	7,500	9,375
Demand reducing credit facility, variable rate	1,682	-

	$264,217	$265,694

          Senior Notes: The Company has outstanding unsecured Senior Notes totaling $255 million at September 30, 2002. The Agreements provide for interest on the Series B and C Senior Notes, which is payable semi-annually on June 30 and December 30, interest on the Series D, E and F Senior Notes payable semi-annually on February 15 and August 15, and interest on the Series G, H and I Notes payable semi-annually on April 15 and October 15. Accrued interest of $1,489,000 is included in accounts payable and accrued liabilities at September 30, 2002. As noted above, the Series B and C Senior Notes have an aggregate principal payment of $10 million due December 31, 2002. The Company is currently negotiating with its Senior Noteholders to extend the maturity of these series of notes.

          The Standstill Agreements executed by the Company and the Noteholders (see discussion below under "Non-Compliance with Debt Covenants-Senior Notes") provide for an increase of 25 basis points on the interest rate under the Senior Notes from June 21, 2002 through and including December 2, 2002. Additionally, in July 2002, the Senior Noteholders provided their consent for the sale of the Company's oil and gas assets. In accordance with the terms of the consent, all outstanding interest accrued as of August 2, 2002 under the Senior Notes, totaling $7.1 million, was paid out of the proceeds of the sale of the Company's oil and gas assets. Also, in accordance with the consent, beginning September 2, 2002 the Company pays interest monthly on the notes (aggregating approximately $1.6 million monthly).

          Lines of Credit: On June 29, 2001, the Company replaced its existing $75 million line of credit with a new $75 million unsecured revolving line of credit facility that was to mature on June 29, 2004. As of December 31, 2001, no amounts were outstanding, and the Company had no availability on this revolving line of credit during 2002 as a result of its non-compliance with certain covenants. The Company terminated this facility in June 2002. In connection with the termination, the Company recorded approximately $321,000 of deferred financing cost in interest expense in the second quarter of 2002.

          The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. Available borrowings under the facility are equivalent to $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. The Company is currently in negotiations with the Bank regarding this facility.

          Term Loans: On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The loan is for a term of three years, maturing on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000.

          On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime based loans. Monthly payments total $166,670 (Canadian dollars). The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. The loans bear interest at the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic Seismic Ltd. and SEIC Holdings Ltd. In connection with the renegotiation of the revolving credit facility discussed above, the Company is also negotiating with the Bank to convert this demand reducing facility to a reducing term facility.

          Financial Guaranty: During 2002, the Company recorded debt of approximately $540,000 relating to its guaranty of a bank's line of credit to Mr. Frame. Mr. Frame has defaulted on the line of credit. The bank has asserted that the Company is obligated to repay the outstanding principal amount under the guaranty and has accelerated the debt. See Note C.

          Non-Compliance With Debt Covenants

          Senior Notes: The financial covenants in the Senior Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance and disposition of assets. As a result of the restatement of its financial statements, the Company was not in compliance with the limitation on total debt covenant in the Senior Note Agreements dated December 28, 1995 and February 12, 1999 at September 30, 2001. In addition, as a result of the restatement of its financial statements and the impairment of oil and gas properties recorded in the fourth quarter of 2001, the Company was not in compliance with this same financial covenant in these agreements at December 31, 2001. The Company received an amendment from the Senior Noteholders that waived noncompliance with the limitation on total debt covenant in the third and fourth quarters of 2001 and increased the ratio of allowed debt to total capitalization through March 31, 2003, after which date the original financial covenants will again be imposed.

          As a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999. The Company received waivers from the Senior Noteholders for the covenants it was not in compliance with; such waivers continued through May 24, 2002. Effective June 21, 2002, the Company entered into a standstill agreement with its Senior Noteholders pursuant to which the Senior Noteholders agreed not to exercise remedies available to them under the Senior Note Agreements as a result of existing defaults until July 17, 2002. Effective as of July 17, 2002, the Company reached an agreement with the Senior Noteholders to extend the standstill agreement for an additional 90 days until October 15, 2002. Effective October 15, 2002, the Company and the Senior Noteholders entered into an agreement to extend the standstill agreement until December 2, 2002. During the standstill period, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Senior Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The standstill may terminate prior to December 2, 2002 if, among other things,
(i)	there is an event of default by the Company under the standstill agreement or any subsequent defaults under the existing Senior Note Agreements;
(ii)	the Company defaults on the payments of any non-excluded debt of $5,000,000 or more;
(iii)	the Company's existing term or revolving credit lines with the Royal Bank of Canada is terminated or expires; or
(iv)	after five business days written notice from Noteholders owning a majority interest of the outstanding principal amount of the Notes.

          As of June 30, 2002 and September 30, 2002, the Company was not in compliance with the interest coverage covenant in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. However, under the terms of the standstill agreements, such non-compliance has been waived.

          The Company is working with the Senior Noteholders toward a long-term modification of the Senior Note Agreements. If the Company is unable to obtain such long-term modifications, the Senior Noteholders could elect to accelerate the debt. Based on the Company's current financial condition, if the debt were to be accelerated, the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company intends to seek additional or replacement sources of financing. However, there can be no assurance that the Company would be able to obtain such financing on satisfactory terms or at all.

          Other Debt: The Company's now terminated Revolving Line of Credit agreement included interest coverage and leverage ratio covenants, among others. As a result of the restatement of its financial statements, the Company was not in compliance with its leverage ratio covenant at September 30, 2001. In addition, as a result of the restatement and the impairment of oil and gas properties in the fourth quarter of 2001, the Company was not in compliance with this covenant as of December 31, 2001. The Company was not in compliance with the interest coverage or leverage ratio covenants as of March 31, 2002. Due to its non-compliance with the applicable covenants during the six months ended June 30, 2002, the Company was unable to utilize this facility. In June 2002, the Company terminated the facility, which resulted in a write-off of $321,000 of deferred financing costs in the second quarter of 2002.

          In addition, the Company was not in compliance with the leverage ratio covenant and the interest coverage covenant of the Seitel Data, Ltd. term loan at September 30, 2002, June 30, 2002 and March 31, 2002 and the leverage ratio covenant at September 30, 2001 and December 31, 2001. Additionally, the Company was not in compliance with the net worth covenant at September 30, 2002 and June 30, 2002. The lender has issued a notice of default but has not accelerated the debt.

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

NOTE I-EARNINGS PER SHARE

          In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations of basic and diluted per share amounts for the Company's continuing operations for the three and nine months ended September 30, 2002 and 2001 consist of the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from continuing
operations before change in
accounting principle	$4,669	$2,225	$(22,647)	$5,455

Basic weighted average shares	25,376	25,045	25,275	24,963
Effect of dilutive securities: (1)
Options and warrants	-	132	-	916

Diluted weighted average shares	25,376	25,177	25,275	25,879

Per share income (loss):
Basic	$.19	$.09	$(.90)	$.22
Diluted	$.19	$.09	$(.90)	$.21

(1)

During the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, a weighted average number of options and warrants to purchase 7,787,000, 6,188,000, 8,478,000 and 1,370,000 shares of common stock were outstanding, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

NOTE J-STATEMENT OF CASH FLOW INFORMATION

          The Company's cash balance at September 30, 2002 includes $9.2 million held in an escrow account pursuant to the Noteholder consent entered into in connection with the sale of the Company's oil and gas assets. The Company can use these escrowed funds upon receipt of written consent by the Noteholders.

          During the nine months ended September 30, 2002 and 2001, the Company had non-cash additions to its seismic data library totaling $14,300,000 and $41,453,000, respectively. Of these amounts, $13,399,000 and $39,411,000 resulted from non-exclusive licensing of data in exchange for ownership of data during the nine months ended September 30, 2002 and 2001, respectively. The balance of $901,000 and $2,042,000 for the nine months ended September 30, 2002 and 2001, respectively, resulted from non-cash additions related to certain data creation costs, which were offset from amounts due from the customer for data license fees. This remaining balance is also included in non-cash sales in the Consolidated Statements of Cash Flows.

          During the nine months ended September 30, 2002, capital lease obligations totaling $7,137,000 were incurred when the Company entered into leases for property and equipment and a warehouse.

NOTE K-COMMITMENTS AND CONTINGENCIES

          Internal, Securities and Exchange Commission and U.S. Attorney Investigations

          During the course of a recent internal investigation, the Company discovered that Mr. Frame and Ms. Valice may have improperly converted corporate funds for their personal use, including certain unearned advances. The Company is seeking immediate reimbursement from Mr. Frame of:

-	$2,641,038 of "unearned advances" that he drew from Company funds;
-	$750,000 of his personal attorneys' fees and legal settlement costs that he caused the Company to pay;
-	$695,805 in his personal automobile racing expenses that he caused the Company to pay; and
-	$148,309 for the purchase of a security system for his home that he caused the Company to pay.

          The Company is also seeking reimbursement from Ms. Valice of $621,293 of "unearned advances" that she drew from Company funds.

          The Company notified the Securities and Exchange Commission ("SEC") regarding the findings of the internal investigation. The SEC's Fort Worth District Office initiated an informal inquiry into these events. The Company continues to cooperate fully with the SEC with respect to the SEC's investigation of the previously disclosed alleged improprieties committed by Mr. Frame and Ms. Valice. Additionally, the Company has received notification from the U.S. Attorney's Office for the Southern District of Texas of its inquiry into those alleged improprieties and the Company is fully cooperating with this investigation. As discussed below, Mr. Frame and Ms. Valice have each filed suit against the Company alleging, among other things, breach of contract. The Company has filed counterclaims against each to recover the above described funds owed by each to the Company.

          Litigation

          The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The complaints generally allege that during proposed class periods of May 5, 2000 through May 3, 2002 or July 13, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' fees. The Court has appointed a lead plaintiff and lead counsel for plaintiffs, and has ordered that the plaintiffs file a consolidated amended complaint by December 6, 2002. No discovery has been conducted. The Company intends to vigorously defend this lawsuit.

          The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fuir, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young, LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors has appointed a special litigation committee, which is conducting an independent investigation of the allegations asserted in the derivative lawsuits, which it expects to be completed in December 2002. No discovery has been conducted. The parties have agreed to stay the Delaware case pending completion of the investigation. The parties have agreed to stay the Texas state-court cases pending the outcome of the Texas federal-court derivative cases. The parties have moved to consolidate the federal-court derivative cases, which the defendants have moved to stay pending completion of the investigation.

          The Company has sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company asserts that neither its Board of Directors, nor any of its committees, approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman's resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. Mr. Pearlman has filed counterclaims asserting that the Board of Directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to be realigned as the plaintiff in the action, actual damages in an amount exceeding $4,000,000, punitive damages, attorneys' fees, costs and expenses. The Court has denied Mr. Pearlman's request to be realigned, subject to reconsideration at a time closer to trial Discovery has commenced. The Company intends to vigorously pursue its claims and defend against the counterclaims.

          The Company has been sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination. The Company terminated her employment for what it believes is "cause" as required by the contract, and the Company believes that she is entitled to no recovery on her suit. The Company has filed a counter suit against Ms. Valice seeking to recover over $621,000 in unearned advances she received from the Company and has failed to repay. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery has commenced.

          The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame filed suit against the Company alleging a breach of his employment contract by virtue of his asserted termination. He also alleges a press release announcing his resignation and advising that the Company was investigating possible misappropriation of corporate funds for personal use by him was defamatory. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses including the fact that the allegedly defamatory statement is true and that its publication was privileged. The Company also has filed a counter suit to recover the approximately $4,200,000 in corporate funds that the Company believes he inappropriately converted for his personal use and benefit. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

          The Company is a party to a dispute with Winthrop Resources Corporation ("Winthrop"), styled No. CT 02-011613, Winthrop Resources Corporation v. Seitel, Inc., Hennepin County District Court, Minnesota, arising out of an equipment lease for computer equipment primarily used in its Houston and Calgary data centers. Winthrop has alleged claims for breach of contract, an action for account stated, and replevin, and seeks damages of approximately $8.4 million and a court order requiring the Company to return the equipment. The Company has filed a counterclaim seeking to set aside the lease on grounds that the lease delivered was not as represented and seeks damages from Winthrop.

          The Company is a party to a dispute with Rimco Production Company, Inc. ("Rimco"), styled Rimco Production Company, Inc. v. Seitel Data, Ltd., Cause No. 2002-42420, In the 295th District Court of Harris County, Texas, in which Rimco alleges that Seitel Data, Ltd. has breached an agreement to provide seismic data as soon as it was processed. Rimco seeks a declaratory judgment and unspecified damages. The Company intends to vigorously defend the suit. Discovery has commenced.

          The litigation referred to above is in its early stages. Accordingly, the Company is unable to determine a range of contingent liabilities associated with such litigation. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into could be material to the Company's financial statements for any particular reporting period. Based on its present evaluation of the merits of the litigation referred to above, the Company does not believe any amounts should be accrued based on SFAS No. 5, "Accounting For Contingencies." Accordingly, the Company has not recorded any liabilities related to such litigation as of September 30, 2002.

          In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation

          New York Stock Exchange Listing

          In October 2002, in response to the Company's submission of a business plan outlining certain goals and initiatives, the New York Stock Exchange ("NYSE") notified the Company of the NYSE's acceptance of the business plan and its intent to continue listing the Company's stock despite the Company having fallen below NYSE continued listing standards. Consistent with its practices, the NYSE also informed the Company of its intention to perform quarterly reviews over the next 18 months for compliance with the goals and initiatives outlined in the Company's business plan. Failure to achieve these financial and operational goals could result in the Company being subject to NYSE trading suspension. The Company must also achieve a $1.00 average share price over a 30 day trading period by January 24, 2003 to avoid being suspended by the NYSE and a possible delisting of its stock.

NOTE L-INDUSTRY SEGMENTS

          Segment information has been prepared in accordance with SFAS No. 131. In 2002, the Company began disclosing its data technology services segment as a separate reportable segment as a result of meeting certain quantitative thresholds specified in SFAS No. 131. Selected financial information as of and for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

		Data
		Technology	Total
	Seismic	Services	Segments

As of and for the three months ended September 30, 2002
Revenue from external purchasers	$49,898	$706	$50,604
Intersegment revenue	-	69	69
Depreciation and amortization	21,644	1,510	23,154
Cost of sales	309	135	444
Selling, general and administrative expense	7,436	2,514	9,950
Segment operating income (loss)	20,509	(3,384)	17,125
Capital expenditures (a)	9,186	323	9,509
Assets	461,247	17,853	479,100

As of and for the three months ended September 30, 2001 (Restated)
Revenue from external purchasers	25,175	27	25,202
Depreciation and amortization	9,767	159	9,926
Cost of sales	308	64	372
Selling, general and administrative expense	5,995	593	6,588
Segment operating income (loss)	9,105	(789)	8,316
Capital expenditures (a)	30,762	978	31,740
Assets	493,993	3,172	497,165

As of and for the nine months ended September 30, 2002
Revenue from external purchasers	119,212	1,007	120,219
Intersegment revenue	-	176	176
Depreciation and amortization	57,444	3,499	60,943
Impairment of seismic data	25,696	-	25,696
Cost of sales	374	377	751
Selling, general and administrative expense	20,004	9,176	29,180
Segment operating income (loss)	15,694	(11,869)	3,825
Capital expenditures (a)	49,120	12,143	61,263
Assets	461,247	17,853	479,100

As of and for the nine months ended September 30, 2001 (Restated)
Revenue from external purchasers	80,016	96	80,112
Depreciation and amortization	33,650	405	34,055
Cost of sales	896	119	1,015
Selling, general and administrative expense	18,166	2,101	20,267
Segment operating income (loss)	27,304	(2,529)	24,775
Capital expenditures (a)	96,739	1,754	98,493
Assets	493,993	3,172	497,165

(a)	Includes other ancillary equipment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
Income (loss) from continuing operations
before income taxes:
Total reportable segment
operating income	$17,125	$8,316	$3,825	$24,775
Corporate selling general and
administrative expense	(4,923)	(958)	(11,639)	(4,891)
Special charges	(39)	(453)	(8,826)	(1,130)
Interest expense and other, net	(5,105)	(3,365)	(15,371)	(9,414)
Eliminations and other	(259)	(149)	(661)	(425)

Income (loss) from continuing
operations before income taxes	$6,799	$3,391	(32,672)	$8,915

NOTE M-RECENT ACCOUNTING PRONOUNCEMENTS

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

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities." This Statement requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

NOTE N - RELATED PARTY TRANSACTION

          The Company, through its wholly owned subsidiary Olympic Seismic Ltd., paid approximately $31,000 in 2001 and approximately $707,000 during the first nine months of 2002 to Aeroscan International Inc. ("Aeroscan") for certain acquisition data services. Approximately 4% of the equity of Aeroscan is owned by each of Robert Simon, President of Seitel Data, Ltd., a wholly owned subsidiary of the Company, and Kevin Callaghan, Chief Operating Officer of the Company, and an additional approximately 6% of the equity of Aeroscan is owned by other officers and employees of the Company. Mr. Callaghan also serves as a director of Aeroscan.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION OF THE COMPANY'S FINANCIAL STATEMENTS

          The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company is not in compliance with various covenants in its debt agreements. The independent auditors' report on the Company's 2001 financial statements contains a "going concern" qualification based on the Company's non-compliance with its debt agreements, which indicates the independent auditors' belief that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business. The Company's independent auditors have advised the Company that, if the Company's non-compliance with its debt agreements is not satisfactorily resolved, the auditors' report relative to the Company's December 31, 2002 financial statements will include a "going concern" qualification. The Company is working with its lenders toward a long-term modification of the Senior Note Agreements, but there can be no assurance that the Company will be successful in its negotiations. At present, the Company and the Noteholders have entered into a standstill agreement which will terminate on December 2, 2002. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

SIGNIFICANT ACCOUNTING POLICIES

          Revenue from Data Acquisition

          Revenue from the creation of new seismic data under the Company's acquisition contracts is recognized using the proportional performance method based upon costs incurred to date as a percentage of total estimated costs. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. Contracts typically result in one or more customers paying 65% or more of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred. These payments are non-refundable once the costs of creation are incurred. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired, processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired, processed data for a limited term, which is generally less than nine months after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a long-term (generally twenty years or more) license agreement, which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity ends.

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

          The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The term of the license agreement is generally twenty years or more and governs all data delivered to the customer during the term. Payment terms under the contracts are typically less than eighteen months. All payments due are non-cancelable and all payments made are non-refundable. The customer has complete access to all available data covered by the contracts on the date the contract is executed. If the contract allows licensing of data that is not currently available, revenue is deferred until such time that the data is available for licensing. The contracts permit selection of the data in its present form, and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms are included, upon which revenue would be deferred until performance is met. The customer's rights under the contracts are non-transferable without payment of an additional fee. Copies of the data are available to the customer immediately upon request.

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

          Revenue from Non-Cash Data Licenses

          In certain cases, the Company grants its customer a non-exclusive license to specific, selected data or access to data to be used in its operations (not for resale) in exchange for ownership of seismic data from the customer. (The data license to the customer is in the form of one of the four basic forms of contracts discussed above.) These exchanges are referred to as non-monetary or non-cash data exchanges. Where the customer receives access to data, the customer may then select specific data to hold under a long-term license; the lengths of the selection periods vary, but are generally three to five years. The Company records a data library asset for the seismic data acquired at the time the contract is entered into and defers revenue recognition on the transaction until the customer selects the data. These transactions are accounted for as non-monetary exchanges since the data that the Company receives is distinct from the data that it is licensing to the customer. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

          Data Bank Amortization and Change in Accounting Principle

          Prior to the change in accounting principle adopted in the second quarter of 2002 that relates to the Company's created seismic data and is described below, the Company's accounting policy with respect to amortization of its data library was as follows: (a) the seismic data that the Company creates was amortized on the income forecast method, which is discussed below, (b) purchased data is generally amortized on a straight-line basis over 10 years and (c) significant purchased data (those surveys that are individually in excess of five percent of the net book value of the Company's seismic library) is amortized using the greater of the income forecast method or the 10-year straight-line method. The policies described in (b) and (c) did not change as a result of the change in accounting principle.

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

          In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows and the carrying value of the library component, and, if necessary, the second step of the impairment evaluation compares the fair value of the library component, which is generally based on discounting forecasts of future cash flows associated with the assets, to the library component's carrying amount. Any impairment loss is recorded as the difference between the library component's carrying amount and fair value.

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

RESULTS OF OPERATIONS

          Overview

          During the three and nine months ended September 30, 2002 and 2001, the Company's income (loss) from continuing operations, net of taxes, was comprised of the following components (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from continuing operations
before significant items	$6,462	$2,519	$3,891	$6,189
Significant items, net of tax:
Impairment of seismic data	-	-	(16,702)	-
Unusual professional fees	(2,289)	-	(3,469)	-
Special charges	(25)	(294)	(5,737)	(734)
Deferred tax asset valuation
(allowance) reversal	521	-	(630)	-

Income (loss) from continuing operations	$4,669	$2,225	(22,647)	$5,455

          The increase in income from operations before significant items for the three months ended September 30, 2002 and 2001 was primarily due to an increase in the licensing of seismic data, net of related amortization expense and other direct expenses, offset by additional expense in the 2002 period resulting from the change in accounting principle. The decrease in income (loss) from operations before significant items for the nine months ended September 30, 2002 and 2001, primarily resulted from additional straight-line amortization on created seismic data recorded in 2002 due to the change in accounting principle for its created seismic data library as further discussed below.

          The other components of income (loss) from continuing operations are discussed herein.

          Seismic Operations

          Revenue from the seismic division was $49,898,000 in the third quarter of 2002 compared to $25,175,000 in the third quarter of 2001. This increase in revenue was due primarily to (i) an increase in new licensing agreements for cash, (ii) an increase in selections of specific data on contracts whose revenue is initially deferred and (iii) a decrease in the deferral of revenue on new licenses of existing data from the Company's data library, partially offset by a decrease in non-cash new licensing agreements. Revenue from the seismic division was $119,212,000 in the first nine months of 2002 compared to $80,016,000 in the first nine months of 2001. This increase in revenue was primarily due to (i) an increase in selections of specific data on contracts whose revenue was initially deferred and (ii) a decrease in the deferral of revenue on new license of existing data from the Company's data library, partially offset by a decrease in non-cash new licensing agreements. The following table summarizes the components of the Company's seismic revenue for the three and nine months ended September 30, 2002 and 2001 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)

Acquisition revenue	$5,544	$4,533	$18,959	$20,339
New resale invoices - cash	21,357	14,982	46,361	49,896
New resale invoices - non-cash	5,051	18,767	13,399	39,411
Deferral of revenue	(9,113)	(24,562)	(26,389)	(61,542)
Selections of data	26,974	10,883	66,327	30,444
Other	85	572	555	1,468

Total seismic revenue	$49,898	$25,175	$119,212	$80,016

Non-cash revenue	$18,373	$4,715	$40,041	$12,408

          During the nine months ended September 30, 2002, the Company recorded reductions to its seismic data library, which total approximately $100.0 million and are set forth below:
(a)	$45.0 million of amortization expense, as a result of applying its amortization policy to revenues;
(b)	a cumulative effect of a change in accounting principle of approximately $17.2 million relating to the Company's created seismic data library, which was recorded as of January 1, 2002;
(c)

required amortization expense of approximately $2.5 million and $12.1 million in the three and nine months ended September 30, 2002, respectively, relating to the Company's new accounting policy with respect to created seismic data; and

(d)	an impairment loss of approximately $25.7 million related to its Gulf of Mexico offshore data and its Rocky Mountain region data in accordance with SFAS No. 144.

See discussion of these items below.

          Depreciation and amortization primarily consists of seismic data library amortization and depreciation of fixed assets. Seismic data library amortization was $21,498,000 during the third quarter of 2002 compared to $9,707,000 during the third quarter of 2001 and was $57,049,000 during the first nine months of 2002 compared to $33,402,000 during the first nine months of 2001. The amount of seismic data amortization fluctuates based on the level of seismic revenue, the mix of data to which the revenue relates and the amount of straight-line amortization required. As a percentage of revenue from licensing seismic data, seismic data library amortization was 43% and 39% for the third quarters of 2002 and 2001, respectively, and was 48% and 43% for the first nine months of 2002 and 2001, respectively. The increase in the percentage between the third quarter periods was primarily due to additional straight-line amortization on created programs under the Company's newly adopted amortization policy regarding created seismic data. The increase in the percentage between the nine month periods was primarily due to additional straight-line amortization on created programs under the Company's newly adopted amortization policy, partially offset by a decrease in the amortization rate on 3D onshore purchased data resulting from increased revenue on 3D onshore purchased data libraries that are amortized on a straight-line basis. During the third quarter and first nine months of 2002, the Company recorded additional straight-line amortization of $2,529,000 and $12,089,000, respectively, under its new amortization policy.

          During the second quarter of 2002, the Company recorded a non-cash impairment charge on its Gulf of Mexico offshore and its Rocky Mountain region seismic data totaling $25,696,000. Based on industry conditions and recent revenue performance, the Company determined that its estimates of future cash flows on these seismic data library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of these seismic data components by discounting the estimated future net cash flows of the data. The resulting difference between the estimated fair value and the carrying value was recorded as an impairment loss during the second quarter of 2002.

          Corporate and Other

          The Company's selling, general and administrative expenses were $14,873,000 and $40,819,000 during the third quarter and first nine months of 2002, respectively, compared to $7,546,000 and $25,158,000 during the third quarter and first nine months of 2001, respectively. The increases between periods primarily resulted from an increase in variable expenses, primarily commissions, associated with the increases in revenue, as well as an increase in overhead costs primarily related to salaries and consulting fees related to the growth of the Company, including overhead costs associated with its wholly owned subsidiary, Seitel Solutions. Additionally, during the third quarter and first nine months of 2002, the Company incurred legal and professional fees totaling $3,521,000 and $5,336,000, respectively, in connection with (i) the Company's investigation into certain actions by former executives, (ii) negotiations with its Senior Noteholders, (iii) review of the Company's operations and development of a long-range business plan in connection with its restructuring, and (iv) the Company's derivative and shareholder lawsuits. Beginning July 1, 2002, the Company implemented certain cost reduction measures, including a reduction in work force, primarily at Seitel Solutions, and relocation of its headquarters. The Company is continuing to evaluate additional ways to reduce its overhead costs. As a percentage of total revenue, these expenses were 29% and 34% for the third quarter and first nine months of 2002, respectively, and 30% and 31% for the third quarter and first nine months of 2001, respectively.

          During the three and nine months ended September 30, 2002 and 2001, the Company incurred various charges and expenses that have been classified as special charges, which are set forth below (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Company funds improperly converted for
the personal benefit of former executive	$-	$453	$37	$1,130
Allowance for former executives'
advances and receivables	39	-	4,990	-
Pearlman common stock issuance
and cash payment	-	-	3,799	-

	$39	$453	8,826	$1,130

          Company funds improperly converted for the personal benefit of former executive - In June 2002, the Company's former president and chief executive officer, Paul Frame, resigned, and the Company's former chief financial officer, Debra Valice, was terminated. In connection with the departure of these executives from the Company, the Company's Board of Directors initiated an investigation into the possible improper conversion of corporate funds for personal use. Based on the results of the investigation, the Company believes that, during the period from January 1, 2001 through the date of his resignation, Mr. Frame caused the Company to pay certain expenses that were personal in nature. These costs were previously reflected in "selling, general and administrative" expenses in its 2001 financial statements and financial statements for the three months ended March 31, 2002, but have been reclassified to "special charges" as shown above.

          The Company is seeking reimbursement from Mr. Frame for these costs, and the Company believes it has meritorious arguments in its pursuit of reimbursement of these funds. Given the uncertainty surrounding the recovery of these costs, the Company has continued to report these costs as expenses for the applicable periods.

          Allowance for former executives' advances and receivables - Prior to their departure from the Company, the Company had advanced or loaned Mr. Frame and Ms. Valice an aggregate of $4.4 million. Approximately $1.2 million of such loans were secured by shares of the Company's common stock and had been reported as a component of equity in the Company's financial statements. Additionally, the Company has accrued interest pursuant to the related note agreements on the loans secured by Company stock. The Company is seeking payment by these former executives for these advances, loans and related interest. In addition, the Company recorded debt of approximately $540,000 relating to its guaranty of a bank's line of credit to Mr. Frame. Mr. Frame has defaulted on the line of credit, and the bank has asserted that the Company is obligated to repay the outstanding principal amount under this guaranty and has accelerated the debt. The Company intends to seek reimbursement from Mr. Frame for this amount. The Company has terminated its guaranty arrangement, such that it is not a guarantor for any borrowings in excess of $540,000. However, given the uncertainty surrounding the ability of the Company to collect these amounts, the Company has provided a full allowance for these amounts as of September 30, 2002. The Company believes it has meritorious arguments in its pursuit of each of these recoveries.

          Pearlman common stock issuance and cash payment - In February 2002, the Board of Directors of the Company accepted the resignation of Herbert M. Pearlman as Chairman of the Board. In connection therewith, Mr. Frame entered into a modified employment agreement with Mr. Pearlman, which the Board of Directors of the Company did not authorize Mr. Frame to sign. In April 2002, pursuant to Mr. Frame's direction, the Company issued Mr. Pearlman 250,000 shares of Company stock valued at $2,277,500 and made a cash payment of $1,521,499 for the associated personal tax liability. The Company believes that there was no valid modified employment agreement and believes that such agreement is not binding on the Company or enforceable by Mr. Pearlman. The share issuance and related cash payment are considered by the Company as an advance of amounts under his existing employment agreement. Due to the inherent uncertainty associated with the Company's litigation with Mr. Pearlman, the Company recorded a full allowance for this advance during the three months ended June 30, 2002. Also, the Company has suspended payments that might otherwise be due Mr. Pearlman under his existing employment agreement, and the Company is not recording any further expense under that agreement.

          Interest expense, net, was $4,855,000 and $3,365,000 for the third quarters of 2002 and 2001, respectively, and $15,039,000 and $9,414,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in net interest expense and other was primarily due to an increase in interest expense related to the Series G, H and I Senior Notes issued in October and December 2001 that was partially offset by a decrease in interest expense related to the Company's Revolving Line of Credit, as no balances were outstanding during 2002. The increase for the first nine months of 2002 was also due to the write-off of deferred financing costs of $321,000 associated with the Company's termination of its Revolving Line of Credit in June 2002 and to $370,000 paid in March 2002 by the Company to secure amendments to its Senior Notes.

          During the first nine months of 2002, the Company sold certain marketable securities that it held for cash proceeds of $2,490,000. As a result, a loss on the sale of these marketable securities of $250,000 and $332,000 is reflected in the consolidated statement of operations for the three and nine months ended September 30, 2002, respectively.

          The Company's effective income tax rate from continuing operations was 31% for both the third quarter and first nine months of 2002, compared to 34% and 39% for the third quarter and first nine months of 2001, respectively. The Company's effective tax rate for these periods differed from the amount that results from applying the U.S. Federal income tax rate of 35% due principally to the effect of foreign taxes, non-deductible expenses and, in the nine months ended September 30, 2002, valuation allowances.

          Discontinued Operations

          In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements have been revised to report the oil and gas operations as discontinued operations.

          In connection therewith, on July 3, 2002, the Company entered into a purchase and sale agreement with an independent oil and gas company for the sale of a majority of the Company's oil and gas assets. The initial sale was completed on August 2, 2002. The purchaser also exercised its option to purchase a portion of the remaining oil and gas assets; such sale was completed on September 12, 2002. Through September 30, 2002, the Company received cash proceeds of $25.7 million. In accordance with the purchase and sale agreement, on November 1, 2002, a final settlement adjustment was made whereby the purchaser was paid $92,000. The Company has received an offer from another independent oil and gas company for the purchase of a majority of the remaining oil and gas assets. The Company continues to market the remaining oil and gas assets for sale. The Company expects the disposal to be completed by June 30, 2003.

          As a result of its decision to dispose of these operations, the Company recorded a non-cash impairment loss of $56,764,000, determined as the sum of (i) sale proceeds received, net of cost to sell, (ii) the present value of future net cash flows from its remaining estimated proved oil and gas reserves and (iii) the lower of cost or fair value of unproved properties, compared to the net carrying value of its oil and gas assets. Additionally, in the third quarter of 2002, the Company recorded severance costs relating to the oil and gas operations of $1.2 million in accordance with certain employment contracts.

          Revenue from the discontinued operations was $1,193,000 and $4,104,000 for the three months ended September 30, 2002 and 2001, respectively, and $7,579,000 and $17,969,000 for the nine months ended September 30, 2002 and 2001, respectively. Pre-tax losses from the discontinued operations were $1,490,000 and $22,516,000 for the three months ended September 30, 2002 and 2001, respectively, and $60,201,000 and $26,234,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenue between the third quarter periods was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in revenue between the nine month periods was primarily due to lower market prices in 2002 and, to a lesser extent, lower production volumes. The decrease in the pre-tax loss from the discontinued operations between the third quarter periods was primarily due to an impairment of oil and gas properties of $22,058,000 recorded in the third quarter of 2001; there was no impairment in the third quarter 2002. The increase in pre-tax loss from the discontinued operations between the nine month periods was primarily due to the loss on the sale of the assets of $56,764,000 recorded during the second quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

          As of November 12, 2002, the Company's cash balance was $26.5 million, of which $6.0 million was in an escrow account in accordance with the Noteholders' Consent in connection with the sale of the Company's oil and gas assets.

          The Company's cash provided by operating activities of continuing operations was $24,716,000 and $13,084,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase from 2001 to 2002 was primarily attributable to increased collections from customers and a decrease in income taxes paid, partially offset by an increase in interest expense paid.

          During the third quarter of 2002, in connection with the sale of the majority of the Company's oil and gas assets, the Company received cash proceeds of $25.7 million which were placed in an escrow account pursuant to the Noteholders' Consent. In accordance with the Noteholders' Consent, the Company paid the Noteholders $7.1 million of such proceeds on August 2, 2002, which represented accrued interest owed to the Noteholders, and has made monthly interest payments to the Noteholders totaling $1.6 million per month from the escrowed funds.

          Senior Notes

          On October 15, 2001, the Company completed the first funding, totaling $82 million, of a private placement of three series of unsecured Senior Notes totaling $107 million. The second funding, for an additional $25 million, was completed on December 27, 2001. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. As of November 12, 2002, the balance outstanding on the Series G, H and I Notes was $107 million.

          On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. As of November 12, 2002, the balance outstanding on the Series D, E and F Notes was $138 million.

          On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes matured on December 30, 2001. The Series B and Series C Notes mature on December 30, 2002, and require combined annual principal payments of $10 million, which began on December 30, 1998. As of November 12, 2002, the balance outstanding on the Series B and C Notes was $10 million.

          The Standstill Agreements executed by the Company and the Noteholders (see discussion below) provide for an increase of 25 basis points on the interest under the Senior Notes from June 21, 2002 through and including December 2, 2002. Additionally, in July 2002, the Senior Noteholders provided their consent for the sale of the Company's oil and gas assets. In accordance with the terms of the consent, all outstanding interest accrued as of August 2, 2002 under the Senior Notes totaling $7.1 million was paid out of the proceeds of the closing. Also, in accordance with the Noteholders' Consent, beginning September 2, 2002, the Company pays interest monthly on the notes (aggregating approximately $1.6 million).

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

          The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5 million (Canadian dollars) by way of prime based loans, bankers' acceptances, or letters of credit. Prime based loans and bankers' acceptances bear interest at the rate of the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by Olympic's assets, but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. Available borrowings under the facility are determined as $2 million (Canadian dollars) plus 75% of trade receivables less than 90 days old, the total not to exceed $5 million (Canadian dollars). The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. The Company is currently in negotiations with the bank regarding this facility. As of November 12, 2002, the balance outstanding on this revolving line of credit was $422,000. Olympic is not a party to any of the debt issued by Seitel, Inc.

          Term Loans

          On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The term of the loan is three years, with maturity on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on November 12, 2002 was $7,083,000.

          On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime based loans. Payments of $166,670 (Canadian dollars) are due on the last day of each month. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. The loans bear interest at the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic Seismic Ltd. and SEIC Holdings Ltd. In connection with the renegotiation of the revolving credit facility discussed above, the Company is also negotiating with the Bank to convert this reducing facility to a reducing term facility. The balance outstanding on this loan on November 12, 2002 was $1,598,000.

          Other Debt

          During 2001 and 2002, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreements are for terms of approximately two years. Monthly principal and interest payments total $335,000. As a result of a dispute with the lessor, the Company has suspended payments on this lease beginning July 1, 2002, until such time that a resolution is reached. The Company is currently in negotiations with the lessor to revise the terms of the lease. The balance outstanding under these capital leases was $6,028,000 on November 12, 2002.

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

          As a result of increased interest expense and decreased revenue in the first quarter of 2002, the Company, was not in compliance with the interest coverage covenant as of March 31, 2002 in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. Additionally, as of March 31, 2002, the Company was not in compliance with the limitation on restricted payments and investments covenant in the Senior Note Agreement dated February 12, 1999. The Company received waivers from the Senior Noteholders for the covenants it was not in compliance with; such waivers continued through May 24, 2002. Effective as of June 21, 2002, the Company entered into a standstill agreement with its Senior Noteholders pursuant to which the Noteholders agreed not to exercise remedies available to them under the Senior Note Agreements as a result of existing defaults until July 17, 2002. Effective as of July 17, 2002, the Company reached an agreement with the Senior Noteholders to extend the standstill agreement for an additional 90 days until October 15, 2002. Effective October 15, 2002, the Company and the Senior Noteholders entered into an agreement to extend the standstill agreement until December 2, 2002. During the standstill period, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Senior Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The standstill may terminate prior to December 2, 2002 if, among other things,
(i)	there is an event of default by the Company under the standstill agreement or any subsequent defaults under the existing Senior Note Agreements;
(ii)	the Company defaults on the payments of any non-excluded debt of $5,000,000 or more; or

(iii)	the Company's existing term or revolving credit lines with the Royal Bank of Canada is terminated or expires; or
(iv)	after five business days written notice from Noteholders owning a majority interest of the outstanding principal amount of the Notes.

          As of June 30, 2002 and September 30, 2002, the Company was not in compliance with the interest coverage covenant in the Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. However, under the terms of the standstill agreements, such non-compliance has been waived.

          The Company is working with the Noteholders toward a long-term modification of the Senior Note Agreements. If the Company is unable to obtain such long-term modifications, the Senior Noteholders could elect to accelerate the debt. Based on the Company's current financial condition, if the debt were to be accelerated, the Company would be unable to satisfy the obligation. If such an acceleration occurred, the Company intends to seek additional or replacement sources of financing. However, there can be no assurances that the Company would be able to obtain such financing on satisfactory terms or at all.

          Other Debt

          The Company's now terminated Revolving Line of Credit agreement included interest coverage and leverage ratio covenants, among others. As a result of the restatement of its financial statements, the Company was not in compliance with its leverage ratio covenant at September 30, 2001. In addition, as a result of the restatement and the impairment of oil and gas properties in the fourth quarter of 2001, the Company was not in compliance with this covenant as of December 31, 2001. The Company was not in compliance with the interest coverage or leverage ratio covenants as of March 31, 2002. Due to its non-compliance with the applicable covenants during the six months ended June 30, 2002, the Company was unable to utilize this facility. In June 2002, the Company terminated the facility, which resulted in a write-off of $321,000 of deferred financing costs in the second quarter of 2002.

          In addition, the Company was not in compliance with the leverage ratio covenant and the interest coverage covenant of the Seitel Data, Ltd. term loan at September 30, 2002, June 30, 2002 and March 31, 2002 and the leverage ratio covenant at September 30, 2001 and December 31, 2001. Additionally, the Company was not in compliance with the net worth covenant at September 30, 2002 and June 30, 2002. The lender has issued a notice of default but has not accelerated the debt.

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

          Capital Expenditures

          During the first nine months of 2002, capital expenditures for seismic data, oil and gas property and other property and equipment amounted to $48,599,000, $5,368,000 and $13,989,000, respectively. Of the seismic data additions, $34,299,000 were cash additions and $14,300,000 were non-cash additions. These capital expenditures, as well as taxes, interest expenses, cost of sales and general and administrative expenses, were funded by operations, current cash balances, proceeds from the sale of oil and gas properties, proceeds from term loan and capital lease obligations.

          The Company reviews and revises its capital expenditure budget periodically based on the amount of capital expected to be available from operating or other sources. Based on the assumption that the Company's Senior Notes will not be accelerated, the Company currently anticipates capital expenditures for the last quarter of 2002 to total approximately $13 million, the majority of which will be for seismic data library additions. Of the remaining estimated seismic data additions, the Company estimates that $7 million will be cash additions and $6 million will be non-cash additions. If the Company's cash balances, revenue from operating sources and proceeds from the oil and gas asset sale and other sources of funding are not sufficient to cover the Company's anticipated expenditures or if the Company were to increase its planned capital expenditures for 2002, the Company could reduce its current capital budget or general and administrative expenses, and fund expenditures with cash flow generated from operating sources.

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

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities." This Statement requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

Information Regarding Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this Report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "anticipates", "anticipated", "will", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. The Company's expectations regarding its future capital expenditures are only its forecasts regarding these expenditures. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements, the results or settlement of litigation regarding the Company or its assets, any litigation or action taken as a result of the Company's non-compliance with its debt covenants, the ability of the Company to negotiate a successful resolution of its non-compliance with its debt covenants with its Senior Noteholders, the absence of the acceleration of the maturity of the Company's senior debt by its noteholders or other material indebtedness, the level of the Company's cash generated from operations and cash proceeds from its oil and gas asset sale, the Company's ability to obtain alternative debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund its capital needs and the lack of any strategic disposition, acquisition or joint venture involving the Company's businesses and assets. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 2001.

Recent Developments

          Internal, SEC and U.S. Attorney Investigations

          During the course of a recent internal investigation, the Company discovered that the former president and chief executive officer and the former chief financial officer of the Company may have improperly converted corporate funds for their personal use, including certain unearned advances. From the former chief executive officer, the Company is seeking immediate reimbursement of:
-	$2,641,038 of "unearned advances" that he drew from Company funds;
-	$750,000 of his personal attorneys' fees and legal settlement costs that he caused the Company to pay;
-	$695,805 in his personal automobile racing expenses that he caused the Company to pay; and
-	$148,309 for the purchase of a security system for his home that he caused the Company to pay.

          The Company is also seeking reimbursement from its former chief financial officer of $621,293 of "unearned advances" that she drew from Company funds. Reimbursement of additional funds from Mr. Frame and Ms. Valice may be sought following the results of further investigation.

          The Company notified the Securities and Exchange Commission ("SEC") regarding the findings of the internal investigation. The SEC's Fort Worth District Office initiated an informal inquiry into theses events. The Company continues to cooperate fully with the SEC with respect to the SEC's investigation of the previously disclosed alleged improprieties committed by Mr. Frame and Ms. Valice. Additionally, the Company has received notification from the U.S. Attorney's Office for the Southern District of Texas of its inquiry into those alleged improprieties and the Company is fully cooperating with this investigation. As discussed below, Mr. Frame and Ms. Valice have each filed suit against the Company alleging, among other things, breach of contract. The Company has filed counterclaims against each to recover the above described funds owed by each to the Company.

          New York Stock Exchange Listing

          In October 2002, in response to the Company's submission of a business plan outlining certain goals and initiatives, the New York Stock Exchange ("NYSE") notified the Company of the NYSE's acceptance of the business plan and its intent to continue listing the Company's stock despite the Company having fallen below NYSE continued listing standards. Consistent with its practices, the NYSE also informed the Company of its intention to perform quarterly reviews over the next 18 months for compliance with the goals and initiatives outlined in the Company's business plan. Failure to achieve these financial and operational goals could result in the Company being subject to NYSE trading suspension. The Company must also achieve a $1.00 average share price over a 30 day trading period by January 24, 2003 to avoid being suspended by the NYSE and a possible delisting of its stock.

          Management Changes

          Effective November 6, 2002, Kevin Fiur resigned as Chief Executive Officer and a Director of the Company. The Company's Chairman, Fred Zeidman, has become acting Chief Executive Officer and will lead the search for a new Chief Executive Officer.

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

Item 4. CONTROLS AND PROCEDURES

          Since the departure in June 2002 of the Company's former Chief Executive Officer, Paul Frame, and former Chief Financial Officer, Debra Valice, the Company's management, in conjunction with its audit committee, has implemented improved internal controls and procedures, including, among others, procedures regarding cash disbursements and travel and expense reimbursement, centralized purchasing procedures and a disclosure control committee and governing charter.

          Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this report on Form 10-Q, the Acting Chief Executive Officer, Fred S. Zeidman, and the Acting Chief Financial Officer, Marcia H. Kendrick, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The complaints generally allege that during proposed class periods of May 5, 2000 through May 3, 2002 or July 13, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' fees. The Court has appointed a lead plaintiff and lead counsel for plaintiffs, and has ordered that the plaintiffs file a consolidated amended complaint by December 6, 2002. No discovery has been conducted. The Company intends to vigorously defend these lawsuits.

          The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fuir, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young, LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors has appointed a special litigation committee, which is conducting an independent investigation of the allegations asserted in the derivative lawsuits, which it expects to be completed in December 2002. No discovery has been conducted. The parties have agreed to stay the Delaware case pending completion of the investigation. The parties have agreed to stay the Texas state-court cases pending the outcome of the Texas federal-court derivative cases. The parties have moved to consolidate the federal-court derivative cases, which the defendants have moved to stay pending completion of the investigation.

          The Company has sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company asserts that neither its Board of Directors, nor any of its committees, approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman's resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. Mr. Pearlman has filed counterclaims asserting that the Board of Directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to be realigned as the plaintiff in the action, actual damages in an amount exceeding $4,000,000, punitive damages, attorneys' fees, costs and expenses. The Court has denied Mr. Pearlman's request to be realigned, subject to reconsideration at a time closer to trial Discovery has commenced. The Company intends to vigorously pursue its claims and defend against the counterclaims.

          The Company has been sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination. The Company terminated her employment for what it believes is "cause" as required by the contract, and the Company believes that she is entitled to no recovery on her suit. The Company has filed a counter suit against Ms. Valice seeking to recover over $621,000 in unearned advances she received from the Company and has failed to repay. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery has commenced.

          The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame filed suit against the Company alleging a breach of his employment contract by virtue of his asserted termination. He also alleges a press release announcing his resignation and advising that the Company was investigating possible misappropriation of corporate funds for personal use by him was defamatory. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses including the fact that the allegedly defamatory statement is true and that its publication was privileged. The Company also has filed a counter suit to recover the approximately $4,200,000 in corporate funds that the Company believes he inappropriately converted for his personal use and benefit. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is not yet underway.

          The Company is a party to a dispute with Winthrop Resources Corporation ("Winthrop"), styled No. CT 02-011613, Winthrop Resources Corporation v. Seitel, Inc., Hennepin County District Court, Minnesota, arising out of an equipment lease for computer equipment primarily used in its Houston and Calgary data centers. Winthrop has alleged claims for breach of contract, an action for account stated, and replevin, and seeks damages of approximately $8.4 million and a court order requiring the Company to return the equipment. The Company has filed a counterclaim seeking to set aside the lease on grounds that the lease delivered was not as represented and seeks damages from Winthrop.

          The Company is a party to a dispute with Rimco Production Company, Inc. ("Rimco"), styled Rimco Production Company, Inc. v. Seitel Data, Ltd., Cause No. 2002-42420, In the 295th District Court of Harris County, Texas, in which Rimco alleges that Seitel Data, Ltd. has breached an agreement to provide seismic data as soon as it was processed. Rimco seeks a declaratory judgment and unspecified damages. The Company intends to vigorously defend the suit. Discovery has commenced.

          In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation
Items 2., 3., 4. and 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer

	99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002.

The Company filed a Form 8-K on July 23, 2002, regarding the Standstill Agreement with the Noteholders which terminated on October 15, 2002.

The Company filed a Form 8-K on August 19, 2002, regarding the August 5, 2002 press release announcing the agreement with an independent oil and gas company for the sale of a majority of the Company's oil and gas assets.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: November	13,	2002	/s/	Fred S. Zeidman

				Fred S. Zeidman
				Acting Chief Executive Officer

Dated: November	13,	2002	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Acting Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred S. Zeidman, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Seitel, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.          The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November	13,	2002	/s/	Fred S. Zeidman

Fred S. Zeidman
Acting Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Marcia H. Kendrick, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Seitel, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.          The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November	13,	2002	/s/	Marcia H. Kendrick

Marcia H. Kendrick
Acting Chief Financial Officer

	EXHIBIT INDEX
		Page
Exhibit	Title	Number

99.1	Certification of Chief Executive Officer	47

99.2	Certification of Chief Financial Officer	48