Form 10-K
period 2002-12-31
SEITEL INC
filed 2003-03-31
CIK 750813

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10811 S. Westview Circle
Building C, Suite 100	77043
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	OTC Bulletin Board
Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 was approximately $25,151,000. On March 27, 2003, there were a total of 25,375,683 shares of Common Stock outstanding.

Documents Incorporated by Reference:
Document	Part

None

Item 1.    Business

General

     Seitel, Inc. (the "Company") was formed in 1982 and owns a library of onshore and offshore seismic data that it offers for license to oil and gas companies. The Company believes that its library of onshore three-dimensional ("3D") seismic data is the largest available for licensing in the United States and Canada. Seitel's onshore library also encompasses a substantial amount of two-dimensional ("2D") seismic data. The Company's library of offshore data includes both 3D and 2D data covering extensive parts of the Gulf of Mexico shelf and certain deep water areas in the central Gulf of Mexico and offshore Texas. The Company regularly adds to its library of seismic data by conducting new programs for its own account which are partially underwritten or sponsored by customers and by the acquisition, through purchase or non-monetary exchanges, of existing surveys in selected areas. The Company also creates new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of its library.

     As of December 31, 2002, the Company has ownership in approximately 19,500 square miles of onshore 3D data in North America, approximately 10,000 square miles of offshore 3D data in the Gulf of Mexico and approximately 1.1 million linear miles of 2D seismic data onshore and offshore North America. The Company conducts its seismic data creation and licensing business through two wholly owned subsidiaries, Seitel Data, Ltd. in the United States and Olympic Seismic Ltd. in Canada.

     To support its seismic data licensing business, the Company maintains warehouse and storage facilities in Houston, Texas and Calgary, Alberta, Canada, and offers, through its wholly owned subsidiaries, Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd. (collectively, "Solutions"), the ability to access and interact with the seismic data owned and marketed by the Company, via a standard web browser and the Internet.

     Until August 2002, the Company was engaged in the exploration for and development, production and sale of natural gas and oil through its wholly owned subsidiaries, DDD Energy, Inc. and Endeavor Exploration LLC (collectively "DDD"). In August and September 2002, the Company sold a substantial majority of its oil and gas assets for cash. The Company's remaining oil and gas assets are not material and consist of non-operated working interests in six properties for which the Company continues to seek buyers.

     Seitel is a Delaware corporation with its principal offices in Houston, Texas and Calgary, Alberta Canada. In addition, the Company has marketing offices in Denver, Colorado and New Orleans, Louisiana. Unless the context requires otherwise, references to "we", "our" and the "Company" refer to Seitel, Inc. and its subsidiaries.

Restatement of Financial Statements

     In February 2002, following a Staff Accounting Bulletin No. 101 ("SAB 101") restatement by an industry colleague, the Company reevaluated the application of SAB 101 to its core business of seismic data licensing and its revenue recognition policies under certain types of contracts for the creation of new seismic surveys. This process resulted in a determination that it was appropriate to change the Company's revenue recognition policies for transactions for seismic data licensing and for certain data creation activities. As a result of this decision, the Company restated its results for the nine months ended September 30, 2001, and for the year ended December 31, 2000. The restatement had the impact of reducing previously reported revenue by $42.7 million and net income by $14.4 million for the nine months ended September 30, 2001 and by $25.5 million and $22.9 million, respectively, for the year ended December 31, 2000. The restatement had no effect on the amount or timing of cash received by the Company during those periods.

     Based upon SAB 101, effective January 1, 2000, the Company recognizes revenue under seismic data licensing contracts when the customer has signed a contract, a licensing agreement is in place, specific data has been selected by and such data is available for delivery to the customer or the contract has expired without full selection having occurred and receipt of the license price is reasonably assured.

     With respect to contracts for the creation of new data, in 2000 and 2001, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition process. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policies for acquisition contracts. Under these contracts, the Company determined that revenue previously recognized for amounts funded by customers should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. See Note A of the Consolidated Financial Statements for a complete description of the Company's revenue recognition accounting policies.

     As a result of the restatement described above, Forms 10-K, 10-Q, 8-K, S-1, S-3, proxy materials and other public filings and amendments to any of them filed by the Company and press releases made by the Company prior to April 1, 2002 should not be relied on.

Recent Developments

Non-Compliance with Debt Covenants and Certain Other Defaults

     As a result of the restatement of its financial statements, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company was not in compliance with, among other things, the limitation on total debt, minimum net worth, interest coverage and limitation on restricted payments and investments covenants in its Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001 ("Senior Notes"). The aggregate principal amount outstanding pursuant to the Senior Notes was $255 million on March 27, 2003. Effective June 21, 2002, the Company entered into a standstill agreement (the "Standstill") with the holders of its Senior Notes ("Noteholders") pursuant to which the Noteholders agreed not to exercise remedies available to them under the Senior Notes as a result of existing defaults. The Standstill has been amended and extended and, subject to certain conditions, presently expires on June 2, 2003. The Standstill provides for an increase in the interest rate payable on the Senior Notes of 25 basis points per annum above the interest rate originally provided for in each Note. In addition, an amendment to the Standstill in December 2002 provided for the deferral until June 2, 2003 of the $10 million principal payment that was scheduled to be paid on December 30, 2002.

     During the continuance of the Standstill, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The Standstill may terminate prior to June 2, 2003 if, among other things, (i) there is an event of default by the Company under the Standstill or any subsequent defaults under the existing Senior Notes; (ii) the Company defaults on the payment of any non-excluded debt of $5,000,000 or more; (iii) the Company does not have all documentation in place to implement a restructuring of the Senior Notes by April 10, 2003; or (iv) on five business days' notice, the holders of a majority of the unpaid principal of the Senior Notes determine to terminate the Standstill for any reason or for no reason.

     The Company is negotiating with the Noteholders to implement a restructuring of the Senior Notes; however, there can be no assurance that such negotiations will be successful or that they will result in a modification under which the Company can operate. If the Company is unable to obtain such long-term modifications, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated the Company would be unable to satisfy its obligation under the Senior Notes without additional or replacement sources of financing. It is likely that the Company would not be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes could result in the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     The Company is not in compliance with the minimum net worth, leverage ratio and interest coverage covenants contained in a term loan extended to Seitel Data, Ltd. The loan has an outstanding balance of $6,250,000 on March 27, 2003. The lender has issued a notice of default but has not accelerated the debt. The Company has made all principal and interest payments due to date on the term loan.

     The Company is in default of a guaranty issued in support of a lease for a jet aircraft leased by a wholly owned subsidiary of the Company. The lease is an operating lease and is not capitalized for financial statement purposes. The lessor has notified the Company and its subsidiary of the default, has accelerated and demanded payment of the obligations (approximately $3.3 million) pursuant to the lease and has demanded return of the jet aircraft. If the aircraft is repossessed and sold by the lessor, it is likely that a deficiency will result, and in such event, the Company or its subsidiary will be responsible for the payment of such deficiency. Depending on the magnitude of the deficiency, if any, the Company and its subsidiary may be unable to pay such deficiency or such payment, if made by the Company, could create a default pursuant to the Standstill. Please read Item 3. "Legal Proceedings."

Substantial Doubt About Our Ability to Continue as a Going Concern

     As a result of the Company's non-compliance with certain of the covenants of its debt agreements and the default under the jet aircraft lease, there is substantial doubt about the Company's ability to continue as a going concern, which includes recovering assets and satisfying liabilities in the normal course of business.

Internal and Securities and Exchange Commission Investigations

     The Company is the subject of a formal investigation by the Securities and Exchange Commission's ("SEC") Office of Enforcement. During the course of an internal investigation, the Company discovered that two former executive officers may have improperly converted corporate funds for their personal use, including certain unearned advances. Immediately following such discovery, the Company notified the SEC regarding the findings of the internal investigation. In December 2002, the SEC issued an "Order Directing Private Investigation and Designating Officers To Take Testimony," commonly called a formal order of investigation. The Company recently was notified by the Enforcement Division of the SEC that it intends to recommend that the SEC initiate an administrative proceeding against the Company for alleged books and records and internal control violations. The Company has cooperated fully with the SEC during the course of its investigation. The Company is in settlement discussions with the SEC to resolve such matters, but is unable to predict when or if a settlement will be reached. The U.S. Attorney's office for the Southern District of Texas also is investigating events leading up to the departures of the former executives.

     The Company has sought reimbursement from the former executives and such executives have each sued the Company seeking damages for breach of employment contracts, wrongful termination, defamation and other matters. A jury verdict substantially in favor of one of the former executives has been rendered although judgment on such verdict, and the amount awarded pursuant thereto, has not yet been entered. Please read Item 3. "Legal Proceedings."

New York Stock Exchange Listing and Toronto Stock Exchange Listing

     In March 2003, the Company's common stock was delisted from trading on the New York Stock Exchange ("NYSE"). The Company's shares currently trade on the Over-the-Counter ("OTC") Bulletin Board, in the "pink sheets" maintained by the National Quotation Bureau, Inc. and the Toronto Stock Exchange. Such alternative markets are generally considered to be less efficient than, and not as broad as, the NYSE. As a result, the market price for our common stock may become more volatile than it has been historically. In addition, these markets may provide less liquidity to shareholders than previously may have been available when the stock was traded on the NYSE. Furthermore, while the Company is currently trading on the Toronto Stock Exchange, there can be no assurance that the Company will continue to be listed on that exchange.

Litigation

     The Company is a party to a significant number of shareholder and derivative lawsuits as well as lawsuits with former executive officers and directors and others. The Company intends to vigorously defend these lawsuits and pursue any available counterclaims. Please read Item 3. "Legal Proceedings."

Description of Operations

Seismic Data Licensing and Library Creation

     The Company markets licenses to seismic data from its library to the oil and gas industry. The Company's data library includes onshore and offshore 2D and 3D data and offshore multi-component data. The Company has ownership in approximately 1.1 million linear miles of two-dimensional and approximately 29,500 square miles of three-dimensional seismic data concentrated primarily in the major North American oil and gas producing areas. The main areas of focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, North Louisiana, Mississippi, East Texas, the Rocky Mountain region and Western Canada. In addition, the Company owns some international seismic surveys in the Continental Shelf areas offshore the United Kingdom and Ireland.

     Three-dimensional seismic data provides a graphic depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits. The use of 3D surveys has been demonstrated to increase drilling success rates and, correspondingly, lower exploration and development costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data remains important for preliminary, broad-scale exploration evaluation as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential and success.

     The Company has expanded its seismic activities to include multi-component data. In a standard 3D seismic survey, only pressure waves are measured and recorded, whereas in a multi-component survey not only pressure waves but also shear waves are measured and recorded. Pressure waves are affected by the fluids in rock formation, whereas shear waves are not. By measuring and recording both pressure waves and shear waves, a multi-component survey can improve analysis of rock formations.

     The Company actively markets data from its library under non-exclusive license agreements using an aggressive marketing strategy combined with strong geophysical expertise. The Company's customers usually may not assign or transfer a seismic data license. In the event of a merger or acquisition of an existing customer, the surviving entity generally must pay a fee to relicense any data it wants to continue to use. The Company's marketing philosophy is that seismic data must be sold actively as opposed to waiting passively for customer purchases. The Company has a team of dedicated marketing specialists who seek to maximize license sale opportunities and create innovative methods of contracting opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.

     License sales generally are made for cash payable within thirty days of invoice, although the Company, in the case of certain transactions, may permit a customer to make a down payment followed by payments over a period of time usually not more than 12 to 18 months. Some license sales contain provisions under which the Company is paid additional amounts when, as and if the licensee acquires additional mineral leases, drills wells or achieves oil or gas production in the areas covered by the data licensed. From time to time, the Company licenses data to customers through a process known as a non-monetary exchange. In these transactions, the Company accepts payment in the form of seismic data owned by the customer that may thereafter be licensed by the Company for cash or through additional non-monetary exchanges to others. The Company engages in non-monetary exchanges only in cases where the data gained by the Company meets certain criteria of location, ownership and expected future sales value.

     Revenue from licensing of seismic data from its library and its percentage of total revenue of the Company for the years ended December 31, 2002, 2001 and 2000 were $123,398,000 (82%), $87,384,000 (76%), and $78,579,000 (69%), respectively.

     The Company regularly adds to its library of seismic data by conducting new seismic surveys for its own account and by creating new value-added products through the application of advanced seismic data processing or other quantitative analytical techniques to selected portions of its library. Such surveys and value-added products are partially underwritten or sponsored by customers, who receive a license to such surveys or products in consideration for their underwriting or sponsorship. Within the seismic industry in general, there are two broad approaches to the initiation of the type of surveys conducted by the Company: (i) speculative shoots, where a company will proceed regardless of the level of underwriting or customer sponsorship, and (ii) surveys which will not be started unless there is a targeted level of underwriting or sponsorship funding achieved. The Company initiates new data surveys and creates value-added products, using the targeted funding approach. The Company does not initiate speculative shoots, as it believes the risks of generating an acceptable financial return on such projects are too high.

     Seitel employs experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

     Revenues from new surveys are recognized on the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. In 2002, 2001 and 2000, the Company's revenues from new data creation and its percentage of total revenues were $23,549,000 (16%), $25,778,000 (22%) and $33,451,000 (29%), respectively.

     The Company also adds to its library of seismic data by the acquisition, through purchase or non-monetary exchanges, of existing surveys in selected areas.

Solutions

     To support its seismic data licensing business, the Company, maintains warehouse and storage facilities in Houston, Texas and Calgary, Alberta, Canada, and offers, through Solutions, the ability to access and interact with the seismic data owned and marketed by the Company, via a standard web browser and the Internet. Using proprietary technology, the Company stores, manages, accesses, interrogates and delivers data, tapes and graphic cross-sections to licensees of its data. In addition, Solutions offers use of its proprietary display and inventory software to certain clients, principally in Calgary. In the future, the Company may decide to offer data management services to clients generally.

     Revenues from Solutions and other activities and its percentage of total revenues for 2002, 2001 and 2000 were $2,848,000 (2%), $2,076,000 (2%) and $1,857,000 (2%), respectively. Solutions had no revenue in 2000.

Oil and Gas Exploration, Production and Sales Activities

     Until August 2002, the Company was engaged in the exploration for and development, production and sale of natural gas and oil through DDD which participated in projects as a working interest owner, sharing costs and revenue of oil and gas exploration and production projects with other oil and gas companies. In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale, and in August and September 2002, the Company sold a substantial majority of DDD's assets for cash. The Company's remaining oil and gas assets are not material and consist of non-operated working interests in six properties for which the Company continues to seek buyers.

     The oil and gas operations are reported as discontinued operations in the Company's consolidated financial statements.

Customers

     The Company markets its seismic data to major and independent oil and gas companies. During 2002 and 2001, no one customer accounted for more than 10% of the Company's revenue. During 2000, one customer accounted for 13% of the Company's revenue. The Company does not believe that the loss of any single customer would have a material adverse impact on its seismic or oil and gas business.

Competition

     The creation and licensing of seismic data is highly competitive. There are a number of geophysical companies that create and market data, and numerous oil and gas companies create seismic data and maintain their own seismic data libraries, which they offer for licensing. The Company's largest competitors, most of whom are engaged in acquiring seismic data as well as maintaining a data library, are: Compagnie Generale de Geophysique, Petroleum Geo-Services, Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana), TGS Nopec, Veritas DGC, Inc. and WesternGeco (a joint venture of Schlumberger and Baker-Hughes). Many of the Company's competitors have substantially larger revenues and resources than does the Company.

     The Company believes it has positioned itself to take advantage of the increased outsourcing trend by exploration and production companies for their seismic data needs. In addition, the Company believes it can compete favorably due to: the breadth of its data library, the expertise of its marketing staff, the technical proficiency of its geoscientists and the employment of a business model that does not require capital investment in, or the ownership of, field crews.

Seasonality and Timing Factors

     The Company's results of operations fluctuate from quarter to quarter due to a number of factors. The Company's results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under the Company's revenue recognition policy, revenue recognition from data licensing contracts is dependent, among other things, upon when the customer selects the data. As a result, the Company's seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of the Company's seismic resales are under $500,000 per sale, occasionally a single data resale from the Company's library, including those resulting from the merger and acquisition of the Company's oil and gas company customers, may be substantially larger. Such large resales or an unusually large number of, or reduction in, data selections by customers can materially impact the Company's results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In its data creation activities, weather-related or other events outside the Company's control may impact or delay surveys during any given quarter.

Employees

     As of December 31, 2002, the Company and its subsidiaries had 153 full-time employees, respectively. None of the Company's employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

Other

     The Company is not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations.

     The following table gives an overview of the structure of the Company. All subsidiaries are directly or indirectly wholly owned unless separately noted.

	Name of Subsidiary	Incorporated In
**	African Geophysical, Inc.	Cayman Islands
**	Alternative Communication Enterprises, Inc.	Texas
	Datatel, Inc.	Delaware
	DDD Energy, Inc.	Delaware
**	EHI Holdings, Inc.	Delaware
	Endeavor Exploration LLC	Delaware
	Energy Venture Holdings LLC	Delaware
**	Express Energy I, LLC	Delaware
**	Exsol, Inc.	Delaware
**	Geo-Bank, Inc.	Texas
	Matrix Geophysical, Inc.	Delaware
	N360X, L.L.C.	Texas
	Olympic Seismic Ltd.	Alberta, Canada
	SEIC, Inc.	Delaware
	SEIC Business Trust	Alberta, Canada
	SEIC Holdings Ltd.	Alberta, Canada
**	SEIC L.L.C.	Delaware
	SEIC Partners Limited Partnership	Alberta, Canada limited partnership
	SEIC Trust Administration, Ltd.	Alberta, Canada
	Seitel Canada Holdings, Inc.	Delaware
	Seitel Canada, L.L.C.	Delaware
	Seitel Data Corp.	Delaware
	Seitel Data, Ltd.	Texas limited partnership
	Seitel Delaware, Inc.	Delaware
**	Seitel Gas & Energy Corp.	Delaware
**	Seitel Geophysical, Inc.	Delaware
	Seitel IP Holdings, LLC	Delaware
	Seitel International, Inc.	Cayman Islands
	Seitel Management, Inc.	Delaware
**	Seitel Natural Gas, Inc.	Delaware
	Seitel Offshore Corp.	Delaware
**	Seitel Power Corp.	Delaware
	Seitel Solutions Canada Ltd.	Alberta, Canada
	Seitel Solutions, Inc.	Delaware
	Seitel Solutions, LLC	Delaware
	Seitel Solutions, Ltd.	Texas limited partnership
	Seitel Solutions Holdings, LLC	Delaware
	Seitel International BV	Netherlands
	Seitel International, CV	Netherlands
	SI Holdings, G.P.	Delaware
**	Vision Energy, Inc. (1)	Delaware
**	818312 Alberta Ltd.	Alberta, Canada

(1)	Seitel, Inc. owns 19%.
**	Dormant

Item 2.    Properties

     The Company leases office and warehouse space in Houston and Calgary and office space in New Orleans, Louisiana and Denver, Colorado. The size and condition of the spaces are appropriate for the Company's business.

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. In August and September 2002, the Company sold a substantial majority of the oil and gas exploration and production properties and related assets of DDD. The Company received cash proceeds related to the disposal of $25.7 million in 2002. The Company's remaining oil and gas assets are not material and consist of non-operated working interests in six oil and gas properties for which the Company continues to seek buyers. The oil and gas operations are reported as discontinued operations in the Company's consolidated financial statements.

Item 3.    Legal Proceedings

     The Noteholders, holding an aggregate principal amount of $255 million of unsecured Notes, have made demand upon the Company and certain of its former and current officers and directors for money damages arising from alleged negligent actions and/or misrepresentations of those officers and directors. The Noteholders allege that their claims include that: (a) officers and directors of the Company negligently misrepresented the value of the Company's business at the time of the issuance of the Notes; (b) officers and directors of the Company negligently omitted and failed to disclose to the Noteholders accounting and other business practices that materially overstated the value of the Company's business at the time of the issuance of the Notes; and (c) officers and directors of the Company negligently failed to discover accounting and other business practices that materially overstated the value of the Company and report such matters to the Noteholders, in violation of fiduciary and other duties owed to the Noteholders. The Noteholders allege that money damages arising from the foregoing claims are not fully quantified, but will exceed $20 million and will include, without limitation, the lost value of the Noteholders' investment in the Senior Notes. Notice of the demand has been provided by the Company to its insurance carriers. The Noteholders have not commenced litigation with respect to their alleged claims. The Noteholders are Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, CGU Life Insurance Company of America, Wind River Corporation, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, The Guardian Insurance & Annuity Company, Inc., Fort Dearborn Life Insurance Company, The Guardian Life Insurance Company of America, Berkshire Life Insurance Company of America, MONY Life Insurance Company, MONY Life Insurance Company of America, Phoenix Life Insurance Company, Connecticut General Life Insurance Company, Life Insurance Company of North America, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, United of Omaha Life Insurance Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company f/k/a Northern Life Insurance Company, Reliastar Life Insurance Company of New York, Security Connecticut Life Insurance Company, Trustmark Life Insurance Co., American Investors Life Insurance Company, Lonestar Partners, L.P., Pan-American Life Insurance Company, Oxford Life Insurance Company, United Life Insurance Company, SunAmerica Life Insurance Company, Republic Western Insurance Company, Cohanzick High Yield Partner, L.P., and Cohanzick Credit Opportunities Fund Ltd.

    The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. The Company intends to vigorously defend these consolidated lawsuits. The Company and the individual defendants have filed motions to dismiss the consolidated amended complaint. No discovery has been conducted.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties have agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company intends to move to stay the cases pending resolution by the Delaware court.

     The Company has sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company, and asserts claims for breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, and unjust enrichment. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company asserts that neither its Board of Directors, nor any of its committees, approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman's resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. The Company also asserts that Mr. Pearlman breached his duties to the Company and aided and abetted breaches of fiduciary duty by other former officers and directors. Mr. Pearlman has filed counterclaims asserting that the Board of Directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to be realigned as the plaintiff in the action, actual damages in an amount exceeding $4,000,000, punitive damages, attorneys' fees, costs and expenses. The Court has denied Mr. Pearlman's request to be realigned, subject to reconsideration at a time closer to trial. The Court also ordered the Company to pay into the registry of the Court $297,381.59 that had been held for Pearlman's benefit under an Incentive Compensation Agreement or Supplemental Income Trust Agreement, which the Company has done. By agreement of the parties, the Court ordered the release of the funds in the Court's registry to Mr. Pearlman on March 27, 2003. Discovery has commenced. Mr. Pearlman has filed a motion for summary judgment, which the Company has opposed. The Company intends to vigorously pursue its claims and defend against the counterclaims.

     The Company has been sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination and alleging that a press release announcing her termination was defamatory. The Company filed a counter claim against Ms. Valice seeking to recover unearned advances she received from the Company and amounts due on two notes that were accelerated pursuant to their respective terms. The case was tried in the 152nd Judicial District Court of Harris County beginning March 10, 2003. On March 18, 2003 the jury returned its verdict in the case, finding that the Company did not have cause to terminate her contract under its terms and awarded her $4,240,580 in damages; it also found defamation occurred and awarded her $159,436.50 in compensatory and $621,293 in punitive damages. The jury also ruled in favor of the Company, finding that the plaintiff breached her fiduciary duties to the Company and its shareholders and awarded the Company $621,293 in damages. It also found for the Company on the two stock notes and awarded it $396,007.50, the balance due plus interest accrued since August 6, 2002, the date of the acceleration and demand for payment was made. The requests of each party for attorneys' fees will be determined by the court. No judgment has as yet been entered by the court on the verdict and the Company intends to vigorously pursue all available post verdict relief in this matter, including seeking a judgment notwithstanding the verdict as to those parts of the verdict favorable to plaintiff.

     The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame filed suit against the Company alleging a breach of his employment contract by virtue of his asserted termination and alleging that a press release announcing his termination was defamatory. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also has filed a counter suit to recover the approximately $4,200,000 in corporate funds that the Company believes he inappropriately converted for his personal use and benefit and over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is underway although Mr. Frame has filed a motion to abate the case pending finalization of certain other matters. The Company is opposing Mr. Frame's motion to abate.

     The Company is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against the Company. The plaintiffs assert that the Company obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and the parties are awaiting an argument schedule from the 1st Court of Appeals in Houston, Texas. The Company intends to vigorously represent its interests in this appeal.

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas. The plaintiffs have sued a number of defendants, including Seitel, Inc. and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. The Company intends to vigorously represent its interests in this appeal.

     The Company is a party to a suit entitled Bank One, N.A. v. Paul Frame and Seitel, Inc., Cause No. 2002-43070, in the 133rd Judicial District of Harris County, Texas. The plaintiff has sued on a corporate guarantee of a note executed by the plaintiff in favor of Paul Frame. The plaintiff alleges that Frame has defaulted on the note in the amount of $540,000. The Company has filed a motion for summary judgment alleging that the guarantee was executed by Frame and not authorized by the Board of Directors, and further that the plaintiff and Frame novated the original note, which was guaranteed, with a subsequent note for which there was no guarantee. Each party has filed a Motion for Summary Judgment. The Company intends to vigorously defend the suit.

    The Company has sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell and Jones, P.C., Cause No. 2003-09151in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company seeks recovery for fees paid and related expenses. Initial pleadings were filed on February 21, 2003. Discovery has not yet commenced.

     On March 27, 2003 the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC, as leasee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation and has demanded payment of $3,320,432.49 that GE claims is due pursuant to the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued $1.5 million as an estimate of the deficiency that would result if the Plantiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease.

     In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2002, the Company has accrued amounts it believes are probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at December 31, 2002, could be material to the Company's financial statements for any particular reporting period.

     The Company has resolved its disputes with Winthrop Resources Corporation ("Winthrop"). Previously, the Company was party to an action in Texas styled Cause No. 2002-34994, Seitel, Inc., et al v. Winthrop Resources Corporation, et al, in the 280th Judicial District Court, Harris County, Texas, and was a party in a Minneapolis action styled No. CT 02-011613, Winthrop Resources Corporation v. Seitel, Inc., Hennepin County District Court, Minnesota, as well as being a party to another Minneapolis action styled No. CT 02-019448, Seitel, Inc. v. Dale Olsen, Hennepin County District Court, Minnesota, all of which actions arose out of an equipment lease for computer equipment primarily used in the Company's Houston and Calgary data centers. Winthrop had alleged claims for breach of contract, an action for account stated, and replevin, and sought damages and sought a court order requiring the Company to return the equipment. The Company had brought claims seeking to set aside the lease on grounds that the lease delivered was not as represented and sought damages from Winthrop. As a result of the settlement of these disputes, the parties agreed to dismiss all litigation and enter into a new lease agreement. The settlement resulted in lower monthly payments by the Company to Winthrop with a discounted prepayment option and provides the Company with full title to all of the leased equipment upon completion of the lease payments. Specifically, the Company made an initial payment of $1.58 million, plus applicable taxes, to Winthrop in consideration for past due lease payments, and agreed to make 33 monthly payments of $165,000, plus applicable taxes. At the conclusion of the lease, the Company may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. At any time after the initial payment and the first twelve months' payments, the Company has the right to prepay the remaining balance of payments collapsed to present value using a 15% discount factor.

     The Company has settled its dispute with Rimco Production Company, Inc. ("Rimco"), styled Rimco Production Company, Inc. v. Seitel Data, Ltd., Cause No. 2002-42420, in the 295th District Court of Harris County, Texas, in which Rimco alleged that Seitel Data, Ltd. breached an agreement to provide seismic data as soon as it was processed. The settlement did not have a material impact on the Company or its financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2002.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock currently trades in the over-the-counter market on the OTC Electronic Bulletin Board. Prior to March 17, 2003, the Company's Common Stock traded on the NYSE. The Company's Common Stock is also traded on the TSE. The following table sets forth the high and low sales prices for the Common Stock for 2002 and 2001 as reported by the NYSE.

	2002		2001

	High	Low	High	Low

First Quarter	$14.08	$8.20	$22.72	$16.29
Second Quarter	11.00	1.00	20.16	13.03
Third Quarter	1.01	.37	14.36	8.89
Fourth Quarter	.88	.49	14.20	9.55

     During the first quarter of 2003, through March 14, 2003, the high and low closing price for the Common Stock on the NYSE was $.68 and $.22, respectively. On March 27, 2003, the closing bid price for the Common Stock on the OTC Electronic Bulletin Board was $.20. To the best of the Company's knowledge, there were approximately 863 record holders of the Company's Common Stock as of March 27, 2003.

     In March 2003, the Company's common stock was delisted from trading on the NYSE. The Company's shares currently trade on the OTC Bulletin Board, in the "pink sheets" maintained by the National Quotation Bureau, Inc. and the Toronto Stock Exchange. Such alternative markets are generally considered to be less efficient than, and not as broad as, the NYSE. As a result, the market price for our common stock may become more volatile than it has been historically. In addition, these markets may provide less liquidity to shareholders than previously may have been available when the stock was traded on the NYSE. Furthermore, while the Company is currently trading on the Toronto Stock Exchange, there can be no assurance that the Company will continue to be listed on that exchange.

Dividend Policy

     The Company did not pay cash dividends during 2001 or 2002, and it intends to retain future earnings, if any, in order to provide funds for use in the operation and expansion of its business. In addition, the payment of dividends is dependent upon earnings, capital requirements, financial conditions, and other factors and is restricted pursuant to the Senior Notes, and as a result, it is unlikely that cash dividends will be paid in the foreseeable future.

Equity Compensation Plans

     The table below provides information relating to the Company's equity compensation plans as of December 31, 2002:
			Number of securities
			remaining available for
	Number of securities	Weighted average	future issuance
	to be issued upon	exercise price of	under compensation
	exercise of outstanding	outstanding options	plans (excluding securities
Plan Category	options and warrants	and warrants	reflected in first column)

Equity compensation
approved by
security holders	2,542,219	$13.44	1,316,546

Equity compensation
not approved by
security holders	3,091,699	$13.15	1,532,255

Total	5,633,918	$13.28	2,848,801

Stock Plans Not Approved by Security Holders.

     The Company maintains the 2000 Stock Option Plan, which provides equity compensation to employees, officers, directors and consultants. Under the plan, employees, officers and directors have been or may be granted stock options (rights to purchase shares of common stock of the Company at a price not less than the market price of the stock at the date of grant). At least a majority of the shares of common stock underlying options granted under the plan will be awarded to employees who are not officers or directors of the Company. An optionee may be granted more than one option under the plan. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements. Terms for stock options granted under the plan will not exceed a maximum term of 10 years.

     The Company maintains the 2001 Inducement Stock Option Plan, which provides equity compensation as an inducement to employment for certain persons whose services are considered unusually valuable to the Company. The plan is administered only as an inducement to employment with the Company or one of its affiliates; therefore, no person is eligible to receive a grant of an option under this plan if the person has been an employee for more than 30 days. Subject to the above requirements, the Board of Directors, in its sole discretion, grants stock options to certain identified employees with an exercise price not less than 100% of the market price of the stock on the date of grant. An optionee may not be granted more than one option under the plan. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements. Terms for stock options granted under the plan will not exceed a maximum term of 10 years.

     The Company maintains the 2001 Non-Officer Stock Option Plan, which provides equity compensation to employees that are neither officers or directors of the Company nor the beneficial owners of more than 5% of the outstanding common stock of the Company. Subject to the above requirements, the Board of Directors, in its sole discretion, grants stock options to certain identified employees with an exercise price not less than 100% of the market price of the stock on the date of grant. An optionee may be granted more than one option under the plan and options granted to any eligible employee will continue to be valid notwithstanding the fact that the employee subsequently becomes an officer, director or beneficial owner of more than 5% of the common stock of the Company. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements. Terms for stock options granted under the plan will not exceed a maximum term of 10 years.

     In June 2002, the Board of Directors approved a grant of options to Fred Zeidman in connection with his appointment as Chairman of the Board of Directors. These options were issued from the Company's treasury shares. These options have an exercise price of $2.23 and expire on June 3, 2012.

     The Board of Directors approved the 1994 Warrant Plan on April 11, 1994. Under such plan, warrants were granted to all employees of the Company as of that date at an exercise price equal to the market price of the stock on that date. All warrants under this Plan expire on March 25, 2004.

     The Company maintains the Amended and Restated 1995 Warrant Reload Plan which provides that upon exercise of any warrant held by any of the specified warrantholders prior to the expiration of such warrant and subject to the terms and conditions of the plan, replacement warrants will be granted. The replacements warrants expire on the later of (1) the date five years after the date the original warrant is exercised and (2) the expiration date of the original warrant. The warrantholder will be entitled to purchase the same number of shares of the common stock of the Company as the warrantholder purchased on exercise of the original warrant. The replacement warrants will have an exercise price equal to either the closing price of the common stock as reported by the New York Stock Exchange on the date of grant of the replacement warrant or such greater exercise price as may be requested by the warrantholder in accordance with the terms of the plan.

     The Company maintains the 1998 Employee Stock Purchase Plan which provides that any person employed by the Company or one of its subsidiaries in a salaried position could have purchased on the closing date, which was designated by the Company as October 2, 1998, shares and warrants to purchase shares of common stock of the Company in an amount based on that person's annual compensation at the time. The purchase price was equal to the average of the closing prices of the Company's common stock as reported on the New York Stock Exchange on the ten trading days immediately prior to the closing date. The warrants issued under the plan have an exercise price of 112 1/2% of the purchase price of such stock and will expire upon the earlier of (i) October 2, 2003, (ii) five business days after the termination of employment of the employee, other than due to death, disability or retirement or (iii) one year following the death, disability or retirement of the employee. The Plan also provides for a one-time grant of a replacement warrant upon exercise of the original warrant. The replacement warrants expire on October 2, 2003, subject to continued employment. The warrantholder will be entitled to purchase the same number of shares of the common stock of the Company as the warrantholder purchased on exercise of the original warrant. The replacement warrants will have an exercise price equal to the price at which the shares obtained under the original warrant were sold, or if not sold, the closing price of the common stock on the date of exercise of the original warrant.

     Prior to adoption of the 2001 Inducement Stock Option Plan, the Board of Directors approved one-time grants to certain employees upon employment with the Company. The exercise price was equal to the market price of the stock on the date of grant. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements.

     In connection with the spin-off of a subsidiary in 1997, the Board of Directors granted certain employees of the subsidiary departure warrants. The exercise price of the departure warrants was equal to or greater than the fair market value of the stock on the date of grant. The expiration date of the departure warrants varied, but no departure warrants expire later than 10 years from the date of the grant.

Item 6.    Selected Consolidated Financial Data (in thousands, except per share data)

     The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof. Amounts in 2001 and prior have been restated to reflect the effects of discontinued operations.
	Year Ended December 31,

	2002	2001	2000	1999	1998

				(Restated)
Statement of Operations Data:

Revenue(1)	$149,795	$115,238	$113,887	$109,671	$125,863

Expenses and costs:
Depreciation and amortization	130,251	49,766	52,232	50,234	57,780
Cost of sales	928	1,196	738	295	191
Selling, general and administrative	71,851	34,885	35,086	26,331	24,362
Impairment of seismic data library	82,964	-	-	-	-

	285,994	85,847	88,056	76,860	82,333

Income (loss) from operations	(136,199)	29,391	25,831	32,811	43,530

Interest expense and other, net	(20,342)	(13,063)	(12,084)	(11,058)	(5,551)
Loss on sale of marketable securities	(332)	-	-	-	-
Equity in earnings (loss) of affiliate	-	-	-	(91)	222
Impairment due to dividend distribution of affiliate
stock	-	-	-	(7,794)	-
Decrease in underlying equity of affiliate	-	-	-	-	(193)

Income (loss) from continuing operations before
income taxes and cumulative effect
of changes in accounting principles	(156,873)	16,328	13,747	13,868	38,008
Provision (benefit) for income taxes	(18,304)	6,748	5,639	6,211	13,632

Income (loss) from continuing operations before
cumulative effect of changes in
accounting principles	(138,569)	9,580	8,108	7,657	24,376
Income (loss) from discontinued operations,
net of tax	(62,709)	(24,573)	3,602	1,723	(16)
Cumulative effect of changes in accounting
principles , net of tax	(11,162)	-	(14,219)	-	-

Net income (loss)	$(212,440)	$(14,993)	$(2,509)	$9,380	$24,360

	Year Ended December 31,

	2002	2001	2000	1999	1998

			(Restated)
Statement of Operations Data:

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(5.48)	$.38	$.34	$.32	$1.07
Income (loss) from discontinued operations	(2.48)	(.98)	.15	.07	-
Cumulative effect of accounting changes	(.44)	-	(.59)	-	-

Net income (loss)	$(8.40)	$(.60)	$(.10)	$.39	$1.07

Diluted:
Income (loss) from continuing operations	$(5.48)	$.37	$.34	$.32	$1.05
Income (loss) from discontinued operations	(2.48)	(.95)	.15	.07	-
Cumulative effect of accounting changes	(.44)	-	(.59)	-	-

Net income (loss)	$(8.40)	(.58)	$(.10)	$.39	$1.05

Weighted average shares:
Basic	25,300	24,986	23,909	23,863	22,720
Diluted	25,300	25,692	24,090	24,063	23,124

     Pro forma net income for the years ended December 31, 2001, 2000, 1999 and 1998 assuming the new seismic data amortization policy had been applied retroactively in each period, was as follows (in thousands, except per share amounts):
Income from continuing operations before
cumulative effect of changes in accounting
principles	$5,178	$3,765	$4,119	$22,082
Income from continuing operations before
cumulative effect of changes in accounting
principles per share:
Basic	$.21	$.16	.17	.97
Diluted	.20	.16	.17	.95

Net income (loss)	$(19,395)	$(6,852)	$5,842	$22,066
Net income (loss) per share:
Basic	$(.78)	$(.29)	$.24	$.97
Diluted	(.75)	(.28)	.24	.95

	Year Ended December 31,

	2002	2001	2000	1999	1998

			(Restated)
Balance Sheet Data:
Seismic data library, net	$284,396	$455,845	$362,603	$329,885	$262,950
Total assets	398,136	661,469	599,131	555,919	495,767
Total debt	272,061	268,350	206,598	225,223	150,690
Stockholders' equity	37,036	243,587	253,590	243,024	237,587
Stockholders' equity per common share
outstanding at December 31	$1.46	$9.71	$10.28	$10.30	$10.05
Common shares outstanding at
December 31(2)	25,376	25,075	24,671	23,605	23,629

(1)

Non-cash revenue and the percentage of total revenue for the five years ended December 31, 2002 are $52,525,000 (35.1%), $18,219,000 (15.8%), $7,330,000 (6.4%), $8,989,000 (8.2%) and $1,140,000 (.9%), respectively.

(2)	Net of treasury shares.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward Looking Statements

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "anticipates", "anticipated", "will", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of the Company's seismic data customers, actual customer demand for the Company's seismic data, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets and equity markets during the periods covered by the forward looking statements, the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements, the results or settlement of litigation regarding the Company or its assets, any litigation or action taken as a result of the Company's non-compliance with its debt covenants, the ability of the Company to negotiate a successful resolution of its non-compliance with its debt covenants with its Noteholders, the absence of the acceleration of the maturity of the Company's Senior Notes or other material indebtedness, the level of the Company's cash generated from operations, the Company's ability to obtain alternative debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund its capital needs and the lack of any strategic disposition, acquisition or joint venture involving the Company's businesses and assets. The forward-looking statements contained in this report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

Basis of Presentation of Financial Statements

     The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company is not in compliance with various covenants in its debt agreements. As a result, there is substantial doubt about the Company's ability to continue as a going concern, which includes recovering assets and satisfying liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of the uncertainty.

     Due to the level of the Company's debt and the Company's non-compliance with certain covenants, (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, (ii) the Company's ability to obtain additional financing in the future may be limited, and (iii) the Company's flexibility in reacting to changes in the operating environment and economic conditions may be limited. In connection with the resolution of the Company's non-compliance with its debt covenants, the Company, in the future, may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring its debt or other obligations and seeking additional equity capital. The Company may not be able to take any of these actions on satisfactory terms or at all and, in any event, the Company may elect to avail itself of protection from creditors under Chapter 11 of the Bankruptcy Code.

     As a result of the Company's present financial condition and the possibility that the Company may be unable to satisfy its future obligations, customers of the Company may refuse to enter into large data licensing agreements and contractors may refuse to provide services to the Company without receiving payment in advance. A significant loss of customers or agreements with contractors would have a material adverse effect on the financial condition of the Company.

Restatement of Financial Statements

     In February 2002, following a SAB 101 restatement by an industry colleague, the Company reevaluated the application of SAB 101 to its core business of seismic data licensing and its revenue recognition policies under certain types of contracts for the creation of new seismic surveys. This process resulted in a determination that it was appropriate to change the Company's revenue recognition policies for transactions for seismic data licensing and for certain data creation. As a result of this decision, the Company restated its results for the nine months ended September 30, 2001, and for the year ended December 31, 2000. The restatement had the impact of reducing previously reported revenue by $42.7 million and net income by $14.4 million for the nine months ended September 30, 2001 and by $25.5 million and $22.9 million, respectively, for the year ended December 31, 2000. The restatement had no effect on the amount or timing of cash received by the Company during those periods.

     Based upon SAB 101, effective January 1, 2000, the Company recognizes revenue under seismic data licensing contracts when the customer has signed a contract, a licensing agreement is in place, specific data has been selected by and such data is available for delivery to the customer or the contract has expired without full selection having occurred and receipt of the license price is reasonably assured.

     With respect to contracts for the creation of new data, in 2000 and 2001, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition process. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policies for acquisition contracts. Under these contracts, the Company determined that revenue previously recognized for amounts funded by customers should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. See Note A of the Consolidated Financial Statements for a complete description of the Company's accounting policies.

     As a result of the restatement described above, Forms 10-K, 10-Q, 8-K, S-1, S-3, proxy materials and other public filings and amendments to any of them filed by the Company and press releases made by the Company prior to April 1, 2002 should not be relied on.

Significant Accounting Policies

Revenue Recognition

     Revenue from Data Acquisition

     Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period which generally correspond to costs incurred and work performed. These payments are non-refundable. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally less than nine months, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends. The exclusivity period is typically six months.

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

     Under the third form of contract, referred to as a "library card contract, the customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The lengths of the selection periods under the library card contracts vary.

     Under the fourth form of contract, referred to as a "review only" contract, the customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

     The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts that are described above. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The license agreement governs all data delivered to the customer during the term. Payment terms under the contracts vary from 30 days to 18 months depending on the size of the transaction. All payments due are non cancelable and all payments made are non-refundable. The customer has access to all available data covered by the contracts on the date the contract is executed. If the contract allows licensing of data that is not currently available, revenue is deferred until such time that the data is available for licensing. The contracts permit selection of the data in its present form and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included, in which case revenue with respect to such data would be deferred until performance is accomplished. Copies of the data are available to the customer immediately upon request.

     Before 2000, the Company recognized revenue when it had a contract with its customer for a fixed sales price, a licensing agreement was in place, collectibility was reasonably assured and the seismic data was available for use by the customer. Effective January 1, 2000, revenue from licensing of seismic data is recognized when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company then recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs (primarily commissions) related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

     Revenue from Non-Monetary Data Licenses

     In certain cases, the Company grants its customer a non-exclusive license to selected data from its library in exchange for ownership of seismic data from the customer. The data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. The exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary data exchanges.

     The Company records a data library asset for the seismic data acquired at the time the contract is entered into and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses, that is, when the data is selected by the customer. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

     The Company determines fair value of data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In significant exchanges, the Company also engages an independent third party to confirm the fairness of the Company's valuation of the data received. In 2001, the Company obtained third party fairness opinions on all non-monetary exchanges valued at $800,000 or more. Effective January 1, 2002, the Company obtained third party fairness opinions on all non-monetary exchanges of $500,000 or more. The Company obtains these opinions on an annual basis, usually in connection with the preparation of its annual financial statements. The Company's valuations of all significant exchange transactions during 2002 and 2001 were found to be fair by the independent third party evaluators.

     As a result of the Company's restatement of its financial statements, revenue relating to some non-monetary exchanges have been deferred until selection of specific data is made by the customer. In 2000, the Company entered into non-monetary exchanges valued at a total of $12.4 million of which $1.0 million was deferred at December 31, 2002. In 2001, the Company entered into non-monetary exchanges valued at $57.0 million of which $11.6 million was deferred at December 31, 2002. In 2002, the Company entered into non-monetary exchanges valued at $13.6 million of which $2.1 million was deferred at December 31, 2002. The Company's method of valuing its non-monetary transactions was not changed due to the restatement.

     Revenue from Solutions

     Revenue from Solutions is recognized as services are provided to customers.

Seismic Data Library

     The Company undertakes seismic data creation programs and purchases existing seismic data programs in instances where it is expected that the amount of total licensing fees from the program will equal at least twice the program's cost.

     When undertaking seismic data creation programs, the Company subcontracts third parties to shoot the seismic data. By outsourcing this service, the Company is able to choose if and when to create new seismic data and generally does so when it has received customer underwriting or sponsorship equal to a significant majority of the direct creation costs of the data. The Company also is able to use the latest technology available without buying the equipment necessary to create the data.. The Company does not engage in speculative data creation projects, which have little or no customer underwriting. The Company believes its approach to creating new data only when there is customer demand for licenses to the data and future marketability is high causes its data to have a longer sales life than that of other seismic companies.

     Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and amortized principally on the income forecast method subject to a maximum amortization period determined based on the type of data.

     The following table sets forth a summary of the Company's seismic data library (in thousands):

	As of December 31,

	2002	2001

Gross costs of seismic data:
Data created	$717,986	$678,596
Data purchased	76,788	77,145
Data acquired by trade	97,358	83,487
Impairment losses	(82,964)	-

Total gross cost of data	809,168	839,228

Less:
Accumulated amortization	(461,909)	(383,383)
Change in accounting principle	(17,156)	-
Revision of useful life	(45,707)	-

Net seismic data library	$284,396	$455,845

     At December 31, 2002 and 2001, 2.4% and 2.6%, respectively, of the net book value of the seismic data library were projects in progress.

Costs of Seismic Data Library

     For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more clearly determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of a specified amount ($500,000 in 2002 and $800,000 in 2001), the Company also obtains an opinion of fair value from a third party to support the amount capitalized with respect to such data.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.

     In addition, prior to 2002, the Company capitalized an allocated portion of certain other internal costs, such as salaries, benefits and other costs incurred for seismic data project design and management. In 2002, the Company limited such other capitalized costs to salaries and benefits for a small group of employees. Effective January 1, 2003, the Company will no longer capitalize any portion of these project design and management costs.

Data Library Amortization

     Prior to 2002, the Company's created seismic data was amortized on the income forecast method, purchased data constituting more than 5% of the seismic data library was amortized on the greater of the income forecast method or a ten year straight-line schedule and other purchased data was amortized generally on a ten year straight-line schedule.

     Effective January 1, 2002 (see "Change in Accounting Principle" below), the Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful economic life of the data.

     The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data survey over its estimated useful economic life. That forecast is made by the Company at project initiation and is reviewed and updated periodically. If, during any such review and update, the Company determines that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey the Company increases the amortization rate attributable to future revenue from such survey. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of its seismic data library, and if required under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such data. Please read "Seismic Data Library Impairment" below.

     The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the income forecast method. The cumulative income forecast amortization is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for a specific survey, additional amortization expense is recorded. This requirement is applied regardless of future-year revenue estimates for the survey and does not consider the existence of deferred revenue with respect to the survey. As discussed below (see "Revision of Useful Life of Data Library"), the Company revised its useful life estimate in the fourth quarter of 2002 from ten years to five years with respect to offshore data and from ten years to seven years with respect to onshore data.

Change in Accounting Principle

     In the second quarter of 2002, the Company changed its accounting policy for amortizing its created seismic data library using the income forecast method to the greater of the income forecast method or the straight-line method over its useful life and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. The Company changed its accounting policy in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002.

Revision of Useful Life

     In the fourth quarter of 2002, the Company reevaluated its estimate of the useful life of its seismic data library. The Company considered a number of factors, including, among others, the impairment losses it recorded in 2002, minimum amortization charges the Company recorded during the first three quarters of 2002 pursuant to its new amortization policy and seismic industry conditions. As a result, in the fourth quarter of 2002, the Company revised the estimated useful life of its seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

     As a result of the adoption of the new accounting principle described above and the revision of the estimates of the useful lives of the seismic data in the fourth quarter of 2002, all of the Company's seismic data library will be amortized on the greater of the income forecast method or straight-line amortization over five or seven years, as applicable, in the future.

Seismic Data Library Impairment

     As events or conditions require, the Company evaluates the recoverability of its seismic data library in accordance with SFAS No. 144. The Company evaluates its seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

     Prior to the fourth quarter of 2002, the Company evaluated its seismic data library in the following components: (a) Gulf of Mexico offshore data, (b) Gulf Coast onshore data, (c) Rocky Mountain region data (including U.S. areas outside the Gulf Coast), (d) Canadian data, and (e) international data outside of North America.

     In the fourth quarter of 2002, the Company reevaluated the level which constitutes the lowest level of independently identifiable cash flows. In its reevaluation, the Company considered the results of the comprehensive forecasting process that had been undertaken by management in the fourth quarter of 2002, recent sales trends and management's expectations relative to its ability to attribute revenues to lower survey aggregation levels. The results of management's analysis indicated that the Company could reasonably forecast the future sales at levels lower than previously practicable. Accordingly, in the fourth quarter of 2002, the Company refined its impairment evaluation methodology to evaluate its seismic data library in components based on the Company's operations and geological and geographical trends, and as a result, established the following data library segments for purposes of evaluating impairments: (I) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II) North American onshore comprised of the following components: (a) Texas Gulf Coast, (b) North, East and West Texas, (c) South Louisiana and Mississippi, (d) North Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows with the carrying value of each library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component's carrying amount. The difference is recorded as an impairment loss equal to the difference between the library component's carrying amount and the discounted future value of the expected revenue stream.

     For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating historical revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base and expected changes in technology. The cash flow estimates exclude expected future revenues attributable to non-monetary data exchanges and future data creation projects.

     The estimation of future cash flows is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the preceding paragraph, among others. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic data library, which could be material to any particular reporting period.

Use of Estimates and Assumptions

     In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.

     The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for its seismic data library, litigation and its now discontinued oil and gas operations, as described below. In addition, management adopted a new accounting principle and revised several of the key assumptions and estimates in the Company's accounting for its seismic data library in 2002.

     The Company's accounting for its seismic data library requires it to make significant estimates and assumptions relative to future sales and cash flows from such library. Any changes in the Company's estimates or underlying assumptions will impact the Company's income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses. In addition, based on future events, the Company may make changes in the estimated useful life of the asset. Changes in the underlying assumptions regarding future sales and cash flows from the library or revisions to estimated useful life may cause the Company's prospective amortization expense to decrease or increase materially or for significant impairment losses to be recognized. If such changes or revisions take place in the future, the effect on the Company's reported results can be significant to any particular reporting period.

     In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data acquired and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses. These transactions are valued at the fair value of the data received by the Company or licenses granted by the Company, whichever is more clearly determinable. In addition, in significant exchanges, the Company obtains third-party appraisals to corroborate its estimate of the fair value of the transactions. The Company's estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time. If the Company's estimate of the fair value of such transactions were to change, the revenue recognized and the related amortization expense would increase or decrease accordingly.

     The Company: (i) is involved in civil lawsuits including securities-related shareholder suits, litigation with former executives and directors of the Company and other commercial litigation, (ii) is the subject of a formal investigation being conducted by the Securities and Exchange Commission ("SEC") Office of Enforcement and (iii) has been notified that the U.S. Attorney's office for the Southern District of Texas is investigating events leading up to the departure of certain former executives. These matters are in various stages of progress. In some cases, management expects that these matters may extend for a long period of time in the future. The Company estimates the amount of potential exposure it may have with respect to these matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies."

     In developing its estimates of exposure, the Company considers all factors relevant to the likelihood of its success in these matters and makes a number of assumptions relative to what amounts, if any, may be required to be paid by the Company in the future relative to these matters. Due to the inherent unpredictability of significant future events relative to these matters, it is possible that one or more of these matters may ultimately be settled or adjudicated in a manner inconsistent with the Company's current expectation. Should that occur, the Company may be required to record an expense, which is in addition to any liabilities already established for such matters in accordance with SFAS No. 5, that could be material to its financial statements for any particular reporting period.

     The Company's oil and gas operations are presented in the financial statements as discontinued operations. The amounts in discontinued operations include depreciation, depletion and amortization and impairment losses related to its oil and gas assets. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves and the present value of estimated cash flows therefrom. In 2002, the impairment losses related to the oil and gas properties held for sale were determined based on the value of such reserves, which approximated third-party offers to purchase the properties. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures.

     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. To the extent management's estimates and assumptions change in the future, the Company's future profitability may improve or decline significantly based on such changes.

Results of Operations

     The following table sets forth selected financial information (in thousands) for the periods indicated, and should be read in conjunction with the discussion below.
	2002	2001	2000

			(Restated)
Revenue:
Data acquisition	$23,549	$25,778	$33,451
Data licensing	123,398	87,384	78,579
Solutions and other	2,848	2,076	1,857
Amortization of seismic data library	(123,984)	(48,216)	(51,347)
Impairment of seismic data library	(82,964)	-	-
Cost of sales	(928)	(1,196)	(738)
Depreciation	(6,267)	(1,550)	(885)
Selling, general and administrative	(71,851)	(34,885)	(35,086)
Interest expense and other, net	(20,342)	(13,063)	(12,084)
Loss on sale of marketable security	(332)	-	-

Income (loss) from continuing operations before
income taxes and cumulative effect of
changes in accounting principles	(156,873)	16,328	13,747
Provision (benefit) for income taxes	(18,304)	6,748	5,639

Income (loss) from continuing operations before
cumulative effect of changes in accounting principles	(138,569)	9,580	8,108
Income (loss) from discontinued operations, net of tax	(62,709)	(24,573)	3,602
Cumulative effect of changes in accounting
principles, net of tax	(11,162)	-	(14,219)

Net income (loss)	$(212,440)	$(14,993)	$(2,509)

     Income (loss) from continuing operations before provision for income taxes and cumulative effect of changes in accounting principles was $(156,873,000), $16,328,000 and $13,747,000 for 2002, 2001 and 2000, respectively. The loss from continuing operations in 2002 includes $177.9 million in charges composed of (i) $149.4 million of adjustments in the carrying value and revisions to the estimated useful life of the Company's seismic data library and (ii) $28.5 million of costs and expenses related to the Company's restructuring efforts, various litigation, severance costs, the acceleration of certain lease obligations, allowances for doubtful accounts and certain other accruals. The loss from continuing operations for 2001 included $1,265,000 for charges related to former executives. The loss from continuing operations for 2000 included a pre-tax restructuring charge of $4,394,000 related to reduction of management incentive bonus compensation.

Seismic Data Licensing and Data Creation

     Oil and gas companies consider seismic data an essential tool for finding hydrocarbons. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. By utilizing seismic data, oil and gas companies can significantly increase drilling success rates and reduce the occurrence of dry holes. Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent. By participating in pre-funded, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to expensive surveys that they may not otherwise be able to afford.

    The Company generates revenue primarily by licensing data from its existing data library and from new data acquisition sponsored by customers. Revenue was $149,795,000, $115,238,000 and $113,887,000 during 2002, 2001 and 2000, respectively. The following table summarizes the components of the Company's revenue for the three years ended December 31, 2002 (in thousands):

	2002	2001	2000

			(Restated)
Acquisition revenue	$23,549	$25,778	$33,451
New resales for cash	66, 231	71,989	87,324
Non-monetary exchanges	13,551	57,045	12,435
Deferral of revenue	(38,366)	(89,764)	(44,324)
Selections of data	81,982	48,114	23,144
Solutions and other	2,848	2,076	1,857

Total revenue	$149,795	$115,238	$113,887

     The increase in revenue in 2002 as compared with 2001 is due primarily to increased selections of data related to contracts on which revenue was initially deferred coupled with decreased deferrals in the most recent year compared with the prior period. The net increases in reported revenues from year to year as a result of the change in selections and deferrals was $85.3 million and was partially offset by a $43.5 million decrease in the amount of non-monetary exchanges completed in 2002 compared with the prior year. The increased selections in 2002 reflects the high rate of deferrals in the preceding year, and the decrease in deferrals corresponds to a reduction in non-monetary exchanges completed during 2002 compared with 2001. The reduction in non-monetary exchanges compared with 2001 is principally related to a reduction in both the number and size of transactions during 2002 compared with the prior year. In 2002, 13 exchanges were completed compared with 38 such transactions in the prior year. In 2002, the three largest exchanges accounted for $9.1 million of revenue whereas in 2001 the three largest exchanges accounted for $20.6 million. Cash transactions related to data acquisition and cash licensing sales declined by a total of $8.0 million compared with 2001. This decline was related to the first quarter of 2002 when cash licensing sales were $4.2 million and were lower than in any quarterly period since 1993. Cash licensing rebounded in the second, third and fourth quarters of 2002 and averaged approximately $20 million per quarter during that period.

     The increase in revenue in 2001 compared with 2000 is due primarily to a significant increase in the amount of non-monetary exchanges completed during 2001. This increase amounted to $44.6 million and was offset by reduced revenues of $20.5 million as a result of an increase in deferrals compared with selections during the year and a decrease of $23.0 million in revenue from cash data licensing and data acquisition activities. The increase in non-monetary exchanges and deferrals is primarily due to a larger number of exchange transactions and the larger average size of such transactions completed in 2001 compared with the prior year. Cash data licensing and data acquisition activities declined in 2001 compared with 2000 because of a decrease in licensing of seismic data in Canada due to reduced market activity. Additionally, there was less revenue from relicensing agreements related to oil and gas company mergers in 2001 as compared to 2000.

     At December 31, 2002, the Company had a deferred revenue balance of $56,084,000, of which $17,190,000 resulted from non-monetary exchanges through which the Company received ownership of seismic data in lieu of cash. Of the remaining deferred revenue balance of $38,894,000 at December 31, 2002, cash collections of approximately $26,752,000 or 69% have been made as of March 15, 2003. The total deferred revenue at December 31, 2002, consists of: $34,842,000 deferred revenue on contracts entered into prior to 2002 and $21,242,000 on contracts entered into during 2002. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the data licensing contracts, whichever occurs first. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period, although some revenue may be recognized earlier if selection occurs earlier (in thousands):

2003	$25,903,000
2004	14,786,000
2005	9,497,000
2006	3,782,000
2007	64,000

     The remaining approximately $2,052,000 will be spread throughout the above periods depending upon the customers' needs.

     Data bank amortization amounted to $123,984,000, $48,216,000 and $51,347,000 for 2002, 2001 and 2000, respectively. As a percentage of revenue from licensing seismic data, seismic data library amortization was 84%, 43% and 46% for 2002, 2001 and 2000, respectively. The increase in the percentage amortization rate in 2002 compared with prior periods was primarily due to a reduction in the estimated useful economic life of the data which added $45.7 million in additional amortization during the year.

     The actual rate of amortization, as a percentage of seismic revenue fluctuates and depends on the location of specific seismic surveys licensed and selected by the Company's customers during any period. The Company assigns a specific amortization rate to each separately identified segment of its seismic data library based on its estimate of future sales from such segment. The amortization rates vary by segment and presently range from a low of 37% to a high of 86% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of December 31, 2002. The rate of amortization with respect to each segment is decreased or increased if the Company's estimate of future cash sales from such segment is materially increased or decreased.

     During 2002, the Company recorded non-cash impairment charges totaling $83.0 million. These impairment charges relate to certain of the Company's data in the offshore Gulf of Mexico, North America and international areas outside North America. Based on its most recent estimate of future cash flows from such areas, management determined that such future cash flows would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of such components by discounting the estimated future net cash flows of the data. The resulting difference between the estimated fair value and the carrying value was recorded as impairment losses during the second and fourth quarters of 2002.

Corporate and Other

     Depreciation expense was $6,267,000, $1,550,000 and $885,000 during 2002, 2001 and 2000, respectively. The increase between 2001 and 2002 was primarily due to the opening of the data technology centers in Houston and Calgary in early 2002.

     The Company's selling, general and administrative expenses were $71,851,000 in 2002, $34,885,000 in 2001 and $35,086,000 in 2000. The increase of $37.0 million in 2002 compared with 2001 is composed principally of $25.9 million of legal and professional fees for ongoing financial restructuring efforts and litigation with various parties including former executive officers of the Company, $1.5 million related to the acceleration of the lease of a jet aircraft, $1.3 million in bonus and severance compensation paid to a former executive officer, $1.4 million in allowances for doubtful accounts, more than half of which is related to notes receivable from former executive officers, $2.5 million for increased commissions related to the higher level of revenue, $1.7 million due to expensing certain internal costs of new data creation in 2002 whereas such costs were capitalized in 2001, $1.1 million of consulting costs associated with Solutions' business, $0.8 million of costs incurred in connection with the restatement of the Company's financial statements and $0.8 million of increased premiums for casualty, property, health and other insurance coverage. Beginning July 1, 2002, the Company implemented cost reduction measures, including a reduction in work force, relocation of its headquarters, overhaul of its compensation structure and the imposition of strict controls on spending of all types, and is continuing to evaluate ways to further reduce its overhead costs.

     The decrease from 2000 to 2001 primarily resulted from a decrease in compensation expense tied to pre-tax profits resulting from the restatement of the Company's financial statements and impairment of oil and gas properties recorded by the Company during 2001. Additionally, the 2000 expense included amounts paid to certain of its former executive officers in connection with the restructure of their employment contracts. These decreases were partially offset by an increase in overhead costs due to an increase in the size of the Company, including overhead and personnel costs associated with Solutions and international business development. As a percentage of total revenue, selling, general and administrative expenses were 48% in 2002, 30% in 2001 and 31% in 2000.

     The Company's interest expense was $20,734,000 in 2002, $13,847,000 in 2001 and $13,063,000 in 2000. The increase in interest expense from 2001 to 2002 was primarily due to an increase in interest expense related to the Series G, H and I Senior Notes issued in October and December 2001, a decrease in the amount of interest capitalized as a result of the sale of the Company's oil and gas assets and an increase resulting from new capital leases entered into during 2002. Such increases were partially offset by a decrease in interest expense related to the Company's revolving line of credit, as no balances were outstanding during 2002 and such line has been terminated. The increase from 2000 to 2001 primarily relates to a decrease in the amount of interest capitalized.

     During 2002, the Company sold certain marketable securities for cash proceeds of $2,490,000. As a result, a loss on the sale of these marketable securities of $332,000 is reflected in the consolidated statement of operations for the year ended December 31, 2002.

     The Company's effective income tax rate from continuing operations was 11.7% (benefit), 41.3% and 41.0% for 2002, 2001 and 2000, respectively. The Company's effective tax rate for these years differed from the amount that result from applying the U.S. Federal income tax rate of 35% due principally to the effect of foreign taxes, non-deductible expenses and, in 2002, a valuation allowance of $58.5 million on the deferred tax asset resulting primarily from the impairments and additional amortization of the seismic data library.

Discontinued Operations

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements have been revised to report the oil and gas operations as discontinued operations.

     In connection therewith, on July 3, 2002, the Company entered into a purchase and sale agreement with an independent oil and gas company for the sale of a majority of the DDD Assets. The initial sale was completed on August 2, 2002. The purchaser also exercised its option to purchase a portion of the remaining oil and gas assets; that sale was completed on September 12, 2002. Through December 31, 2002, the Company received cash proceeds of $25.7 million related to the disposal. The Company's remaining oil and gas assets are not material and consist of non-operated working interests in six oil and gas properties for which the Company continues to seek buyers.

     As a result of its decision to dispose of these operations in 2002, the Company recorded non-cash impairment losses of $58,947,000, determined as the sum of (i) sale proceeds received, net of cost to sell and (ii) estimated sales value of remaining properties, compared to the net carrying value of its oil and gas assets. Additionally, the Company recorded severance costs relating to the oil and gas operations of $1.2 million in accordance with certain employment contracts.

     Revenue from the discontinued operations was $7,768,000, $21,091,000 and $24,435,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Pre-tax income (losses) from the discontinued operations were $(62,709,000), $(37,805,000) and $5,541,000 for the years ended December 31, 2002, 2001 and 2000 respectively. The decrease in revenue between 2002 and 2001 was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in revenue between 2001 and 2000 primarily resulted from lower production volumes due to property sales and normal production declines as well as lower oil prices. The decrease in the pre-tax loss from the discontinued operations between 2002 and 2001 was primarily due to impairments of oil and gas properties of $58,947,000 recorded in 2002 compared to impairments of $40,433,000 in 2001. The increase in pre-tax loss from the discontinued operations between 2001 and 2000 was primarily due to the impairments of oil and gas properties recorded in 2001.

Seismic Data Library

Changes in Accounting Principle

     In the second quarter of 2002, the Company revised its policy for amortizing its seismic data library and reported the adoption of its revised method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002. Under its revised accounting policy, the Company calculates created data amortization as the greater of the income forecast method or straight-line amortization over the estimated useful life of the asset.

     Effective January 1, 2000, the Company changed its revenue recognition policies for certain seismic data licensing contracts in accordance with SAB 101 which, for periods prior to January 1, 2000, was recorded as a cumulative effect of a change in accounting principle. Accordingly, the Company recorded a pre-tax charge of $23,078,000 (after-tax charge of $14,219,000) as of January 1, 2000.

Revision of Useful Life

     In the fourth quarter of 2002, the estimated useful life of the seismic data library was revised from ten years for all data to five years for offshore data and seven years for onshore data. The revised useful life periods are applied to data from the time it is generally available for licensing to customers. As a result of the revision to the estimated useful life of the library, the Company recorded additional amortization expense of $45.7 million in the fourth quarter.

Impairment Charges

     For purposes of determining whether any impairment to the carrying value of the data library has occurred, as of December 31, 2002, the Company segments its library for purposes of evaluating impairments. The segments used by the Company are (I) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II) North American onshore comprised of the following components: (a) Texas Gulf Coast, (b) North, East and West Texas, (c) South Louisiana and Mississippi, (d) North Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows. Prior to October 1, 2002, the Company used five segments in evaluating its library for determining impairments. These five segments were (a) Gulf of Mexico offshore data, (b) Gulf Coast onshore data, (c) Rocky Mountain region data (including U.S. areas outside the Gulf Coast), (d) Canadian data, and (e) international data outside of North America.

     During the second quarter of 2002, the Company recorded a non-cash impairment loss on its Gulf of Mexico offshore and its Rocky Mountain region seismic data totaling $25.7 million. Based on industry conditions and the recent revenue performance of these library components, the Company determined that its estimate of future cash flows in these library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of these library components by discounting their estimated future net cash flows. The resulting difference between the estimated fair value and the carrying value was recorded as an impairment loss.

     During the fourth quarter of 2002, the Company determined that a further impairment loss of its seismic data library had occurred due to current industry conditions and the recent level of cash sales in certain of its library components. As a result, the Company revised its estimated future net cash flows and, based on the fair value of its library components, recorded an impairment loss totaling $57.3 million relative to the following components: (i) offshore deep water, (ii) offshore multi-component, (iii) North, East and West Texas, (iv) South Louisiana and Mississippi, (v) North Dakota, (vi) other United States, (vii) Canada and (viii) international data outside North America.

Liquidity and Capital Resources

     As of March 27, 2003, the Company had $18.5 million in cash on hand. As a result of existing defaults with respect to certain of its indebtedness and operating leases, restrictions contained in the Standstill, including limitations on its ability to move cash between its U.S. and Canadian operations, and because the Company does not presently have any U.S. revolving credit facilities, the Company's liquidity is restricted. In the event that payment were to be demanded by the Noteholders or by other lenders or lessors under their respective obligations, the Company likely would not be able to pay such amounts from its available cash resources, and if alternative sources of cash or replacement credit facilities were not obtainable, it is possible that the Company could be forced to seek protection from its creditors pursuant to the Bankruptcy Code.

     The Company's cash provided by operating activities from continuing operations was $21,716,000, $30,767,000 and $69,534,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 was primarily due to an increase in amounts paid for interest expense and legal and professional fees partially offset by a decrease in Federal income taxes paid. The decrease from 2000 to 2001 was primarily due to the following: (i) an increase in cash paid to suppliers and for compensation paid to employees due to the overall growth of the Company, including Solutions, and efforts to develop international business, (ii) a decrease in cash collected from customers and (iii) an increase in Federal income taxes paid.

     During 2002, the Company received cash proceeds of $33.0 million in connection with the sale of the majority of the Company's oil and gas assets, which included $7.3 million received prior to June 2002 when the Company's Board of Directors adopted a plan to dispose of its oil and gas operations. Of these proceeds, $25.7 million was placed in an escrow account pursuant to an agreement with the Noteholders regarding the sale of the DDD Assets (the "Noteholders' Consent"). In accordance with the Noteholders' Consent, the Company paid the Noteholders $7.1 million of such proceeds on August 2, 2002, which represented accrued interest owed to the Noteholders, and since that date has made monthly interest payments to the Noteholders totaling $1.6 million per month from the escrowed funds. As of March 27, 2003, the balance in the escrow account has been reduced to zero as a result of the payment of interest on Senior Notes.

     As of December 31, 2002, the Company had approximately $281.2 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):
		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (1)	$263,622	$263,500	$122	$-	$-
Capital lease obligations	8,439	2,247	1,584	2,430	2,178
Operating lease obligations	9,143	1,469	1,308	1,174	5,192

Total contractual cash obligations	$281,204	$267,216	$3,014	$3,604	$7,370

(1)

As described in Note F, these debt obligations have contractual maturities ranging from 2003 to 2011. Since the Company is in non-compliance with certain of the covenants related to this debt, the maturities have been reflected as due in 2003.

     Senior Notes

     On December 27, 2001, the Company completed the funding of a private placement of three series of unsecured Senior Notes totaling $107 million. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. As of March 27, 2003, the balance outstanding on the Series G, H and I Notes was $107 million.

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. As of March 27, 2003, the balance outstanding on the Series D, E and F Notes was $138 million.

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes matured on December 30, 2001. The Series B and Series C Notes were originally scheduled to mature on December 30, 2002. Under the terms of the Standstill, the maturity of the Series B and Series C Notes was extended to June 2, 2003. As of March 27, 2003, the balance outstanding on the Series B and C Notes was $10 million.

     The Standstill provides for an increase of 25 basis points on the interest due under the Senior Notes from June 21, 2002 through and including June 2, 2003. Additionally, in accordance with the Noteholders' Consent, all outstanding interest accrued as of August 2, 2002 under the Senior Notes totaling $7.1 million was paid, and since that date the Company has made monthly interest payments to the Noteholders totaling $1.6 million per month. Please read Item 7. Liquidity - "Non-Compliance with Debt Covenants and Certain Other Defaults."

     Line of Credit

     On December 9, 2002 the Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), replaced its existing revolving credit facility with a new revolving credit facility. The new facility allows it to borrow up to $5 million (Canadian dollars), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. Until January 22, 2003, prime-based loans and bankers' acceptances bore interest at the rate of the bank's prime rate plus 1.75% per annum and 1.40% per annum, respectively. Effective January 22, 2003, such rates were amended to the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. However, all intercompany debt owing by Olympic to Seitel or to any Seitel U.S. subsidiary (approximately $17,453,000 (Canadian dollars) at February 28, 2003) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian dollars), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. As of March 27, 2003, no amounts were outstanding on this revolving line of credit and $1,669,000 (Canadian dollars) was available on the line of credit. Olympic is not a party to any of the debt issued by Seitel.

     Term Loans

     On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which data secures the debt. The loan matures on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on March 27, 2003, was $6,250,000. Please read Item 7. Liquidity - "Non-Compliance with Debt Covenants and Certain Other Defaults."

     On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime-based loans. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. On December 9, 2002, the Trust replaced the remaining balance owing under this facility with a $2.67 million (Canadian dollars) reducing demand facility, by way of prime-based loans. Monthly payments total $166,670 (Canadian dollars) plus interest. The facility matures on January 28, 2004. Until January 22, 2003, the loans bore interest at the bank's prime rate plus 2.00%. Effective January 22, 2003, the rate was amended to the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic and SEIC Holdings Ltd. However, all intercompany debt owing by the Trust to Seitel or any Seitel U.S. subsidiary (approximately $34,247,000 (Canadian dollars) at February 28, 2003) has been subordinated to the repayment of the demand reducing credit facility. The balance outstanding on this loan on March 27, 2003 was $1,833,000 (Canadian dollars).

     Other Debt

     During 2001 and 2002, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreement originally was for a term of approximately two years. On February 18, 2003, the Company and the lessor entered into a restructuring of this lease effective as of January 1, 2003. Under the restructured obligation, on February 18, 2003, the Company made a one time payment of $1,580,000, plus applicable taxes, in consideration of past due lease payments and agreed to make 33 additional monthly payments of principal and interest of $165,000, plus applicable taxes. At the conclusion of the lease, the Company may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. The outstanding balance on the capital lease as of March 27, 2003 was $4,956,000.

     On April 30, 2002, Olympic entered into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada. Proceeds of the sale were $3.6 million (Canadian dollars). The proceeds were used to pay off Olympic's revolving line of credit and for general corporate purposes. The term of the lease is a 20-year capital lease with lease payments of: $336,000 (Canadian dollars) in years 1-5; $370,860 (Canadian dollars) in years 6-10; $409,500 (Canadian dollars) in years 11-15; and $452,340 (Canadian dollars) in years 16-20. The transaction resulted in a gain on the sale of $737,000, which has been deferred and is being recognized into income over the term of the lease.

     In May 2001, the Company's wholly owned subsidiary, N360X, LLC, entered into an operating lease for a jet aircraft. The lease agreement is for a term of 10 years. Monthly lease payments are $25,000 until May 2006 and $35,000 per month thereafter until the end of the lease term. The lease payments are guaranteed by Seitel. The Company has not made the lease payments since December 2002. The lessor has demanded payment of all amounts due under the lease and has filed suit to enforce its rights.  Please read Item 3. "Legal Proceedings" and Item 7. Liquidity - "Non-Compliance with Debt Covenants and Certain Other Defaults."

     Non-Compliance with Debt Covenants and Certain Other Defaults

     Senior Notes

     The financial covenants in the Senior Notes include, among other restrictions, maintenance of minimum net worth and limitation on total debt, interest coverage ratio, restrictions on liens, debt issuance and disposition of assets.

     As a result of the restatement of its financial statements, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company was not in compliance with, among other things, the limitation on total debt, minimum net worth, interest coverage and limitation on restricted payments and investments covenants in its Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001 ("Senior Notes"). The aggregate principal amount outstanding pursuant to the Senior Notes was $255 million on March 27 , 2003. Effective June 21, 2002, the Company entered into a standstill agreement (the "Standstill") with the holders of its Senior Notes ("Noteholders") pursuant to which the Noteholders agreed not to exercise remedies available to them under the Senior Notes as a result of existing defaults. The Standstill has been amended and extended and, subject to certain conditions, presently expires on June 2, 2003. The Standstill provides for an increase in the interest rate payable on the Senior Notes of 25 basis points per annum above the interest rate originally provided for in each Note. In addition, an amendment to the Standstill in December 2002 provided for the deferral until June 2, 2003 of the $10 million principal payment that was scheduled to be paid on December 31, 2002.

     During the continuance of the Standstill, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The Standstill may terminate prior to June 2, 2003 if, among other things, (i) there is an event of default by the Company under the Standstill or any subsequent defaults under the existing Senior Notes; (ii) the Company defaults on the payment of any non-excluded debt of $5,000,000 or more; (iii) the Company does not have all documentation in place to implement a restructuring of the Senior Notes by April 10, 2003; or (iv) on five business days' notice, the holders of a majority of the unpaid principal of the Notes determine to terminate the Standstill for any reason or for no reason.

     The Company is negotiating with the Noteholders to implement a restructuring of the Senior Notes; however, there can be no assurance that such negotiations will be successful or that they will result in a modification under which the Company can operate. If the Company is unable to obtain such long-term modifications, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated, the Company would be unable to satisfy its obligation under the Senior Notes without additional or replacement sources of financing. It is likely that the Company would not be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes could result in the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     Other Debt

     The Company is not in compliance with the minimum net worth, leverage ratio and interest coverage covenants contained in the term loan extended to Seitel Data, Ltd. The lender has issued a notice of default but has not accelerated the debt. The Company has made all principal and interest payments due to date on the loan.

     The Company is in default of a guaranty issued in support of the lease for a jet aircraft. The Company has not made the lease payments since December 2002. The lessor has notified the Company and its subsidiary of the default, has accelerated and demanded payment of the obligations (approximately $3.3 million) pursuant to the lease and has demanded return of the jet aircraft. If the aircraft is repossessed and sold by the lessor, it is likely that a deficiency will result, and in such event, the Company or its subsidiary will be responsible for the payment of such deficiency. Depending on the magnitude of the deficiency, if any, the Company and its subsidiary may be unable to pay such deficiency or such payment, if made by the Company, could create a default pursuant to the Standstill. Please read Item 3. "Legal Proceedings."

     As a result of the Company's non-compliance with certain of the covenants of its debt agreements and the default under the jet aircraft lease, there is substantial doubt about the Company's ability to continue as a going concern, which includes recovering assets and satisfying liabilities in the normal course of business.

Capital Expenditures

     During 2002, capital expenditures for seismic data, oil and gas property and other property and equipment amounted to $52.9 million, $5.6 million and $14.1 million, respectively. Of the $52.9 million of seismic data additions in 2002, $39.3 million were cash additions and $13.6 million were for non-monetary exchanges. These capital expenditures, as well as taxes, interest expense, cost of sales and general and administrative expenses, were funded by operations, current cash balances, proceeds from the sale of oil and gas properties, proceeds from term loan and capital lease obligations.

     Currently, the Company anticipates capital expenditures for 2003 will total approximately $86 million, substantially all of which will be for seismic data library additions. Of this amount, the Company anticipates that it will receive underwriting or sponsorship totaling approximately $34 million and will execute non-monetary exchanges for an additional $33 million leaving approximately $19 million of capital spending to be funded from operating cash flow. If the Company's cash balances and revenue from operating sources are not sufficient to fund the currently anticipated 2003 capital expenditures, general and administrative expenses and debt repayments, the Company would be required to reduce its capital budget.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this standard on January 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities." This Statement requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The Company did not adopt SFAS No. 146 prior to December 31, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for 2002 and are provided in Note H to the consolidated financial statements. The Company does not expect FIN 45 to have a material effect on its results of operations or balance sheet.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Compensation, Transition and Disclosure--an Amendment of SFAS No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, this Statement requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, and the Company adopted the additional disclosure provisions of SFAS No. 148 in the accompanying consolidated financial statements.

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation will not have an impact on the financial position or results of operations of the Company.

Risk Factors

     Any investment in our securities involves substantial risk. Investors should carefully consider, in addition to the other information contained in this report, the risks described below before making any investment decision.
The Company is not in compliance with certain covenants in its Senior Notes.

     If the Company is unable to obtain a restructuring of its Senior Notes, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated, the Company would be unable to satisfy its obligations under the Senior Notes. If such an acceleration occurred, the Company would seek additional or replacement sources of financing. However, it is unlikely that the Company would be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes could result in the Company seeking protection from creditors under applicable provisions of the Bankruptcy Code. A filing under the U.S. Bankruptcy Code could adversely affect the value of the Company's common stock.
There is substantial doubt about our ability to continue as a going concern.

     As a result of our non-compliance with certain of our debt covenants, there is substantial doubt about our ability to continue as a going concern, which means that there is substantial doubt about our ability to recover our assets and satisfy our liabilities in the normal course of business.
Our delisting from the New York Stock Exchange may adversely affect the price and liquidity of our common stock.

     In March 2003, our common stock was delisted from trading on the NYSE. Our shares currently trade on the OTC Bulletin Board, in the "pink sheets" maintained by the National Quotation Bureau, Inc. and on the Toronto Stock Exchange. Such alternative markets are generally considered to be less efficient than, and not as broad as, the NYSE. As a result, the market price for our common stock may become more volatile than it has been historically. In addition, these markets may provide less liquidity to shareholders than previously may have been available when the stock was traded on the NYSE. Furthermore, while the Company is currently trading on the Toronto Stock Exchange, there can be no assurance that the Company will continue to be listed on that exchange.
The Company's debt agreements and non-compliance with certain covenants may limit its flexibility in responding to changing market opportunities or pursuing its business plan.

     As a result of the level of the Company's debt, the Company's non-compliance with certain covenants and the related requirement that the Company obtain Noteholder consent prior to taking certain actions, (1) the Company's flexibility in reacting to changes in the operating environment and economic conditions will be limited if the Company is unable to obtain the required Noteholder consents, (2) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, and (3) the Company's ability to obtain additional financing in the future may be limited. If the Company is unable to successfully conclude its negotiations with its lenders, it may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring its debt or other obligations and seeking additional equity capital. The Company may not be able to take any of these actions on satisfactory terms or at all.

The Company is involved in a significant amount of litigation which, if adversely determined, could have a material adverse effect on the financial condition of the Company.

     The Company is a party to a significant number of shareholder and derivative lawsuits and lawsuits with former executive officers and directors and others. Any adverse judgments against the Company may not be covered by insurance or may exceed insurance coverage amounts and may have a material adverse effect on the financial condition of the Company.
Investigations by the SEC and the U.S. Attorney's office could adversely affect the Company's business.

     The Company is the subject of a formal investigation by the Securities and Exchange Commission's ("SEC") Office of Enforcement. During the course of an internal investigation, the Company discovered that two former executive officers may have improperly converted corporate funds for their personal use, including certain unearned advances. Immediately following such discovery, the Company notified the SEC regarding the findings of the internal investigation. In December 2002, the SEC issued an "Order Directing Private Investigation and Designating Officers To Take Testimony," commonly called a formal order of investigation. The Company has cooperated fully with the SEC during the course of its investigation. The Company recently was notified by the Enforcement Division of the SEC that it intends to recommend that the SEC initiate an administrative proceeding against the Company for alleged books and records and internal control violations. The Company is in settlement discussions with the SEC to resolve such matters, but is unable to predict when or if a settlement will be reached. The U.S. Attorney's office for the Southern District of Texas also is investigating events leading up to the departures of the former executives. The results of the SEC investigation, if settlement is not reached, the results of the U.S. Attorney's investigation, and any possible future investigation could adversely affect the business operations and financial condition of the Company.
The Company may lose customers and fail to obtain agreements with certain contractors as a result of its financial condition.

     As a result of the Company's current financial condition and the possibility that the Company may be unable to satisfy its future obligations, customers of the Company may refuse to enter into large data licensing agreements and contractors may refuse to provide services to the Company without receiving payment in advance. A significant loss of customers or agreements with contractors would have a material adverse effect on the financial condition of the Company.
The Company's business could be adversely affected by low exploration and development spending by oil and gas companies and by low oil and gas prices.

     The Company's seismic business depends upon exploration and development spending by oil and gas companies. Low oil and gas prices could result in decreased exploration and development spending by oil and gas companies, which could affect the Company's seismic data business. Any future decline in oil and gas prices or sustained periods of substantially reduced capital expenditures by oil and gas companies could result in decreased revenue for the Company. Furthermore, recoveries in oil and gas prices do not immediately increase exploration and development spending, so improved demand for our services and products will generally lag oil and gas price increases.
The Company invests significant amounts of money in acquiring and processing seismic data for its data library with only partial underwriting of the costs by customers.

     The Company invests significant amounts of money in acquiring and processing new seismic data to add to its data library, which is generally funded by customer underwriters or sponsors and by future data licensing fees. The amounts of underwriting and sponsorship and of these future data licensing fees are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the Company's library, availability of similar data from competitors and governmental regulations affecting oil and gas exploration. There is no assurance that we will recover all of the costs of such surveys. Many of these factors are beyond the Company's control. In addition, the timing of these sales can vary greatly from period to period. Technological or regulatory changes or other developments could adversely affect the value of the data.

Because the Company's business is concentrated in the U.S. Gulf Coast and Canada, it could be adversely affected by developments in the oil and gas business that affect these areas.

     Most of the seismic data in the Company's seismic data library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico or in Canada. Because of this geographic concentration, the Company's results of operations could be adversely affected by events relating primarily to one of these regions even if conditions in the oil and gas industry worldwide were favorable. Some examples of possible events that would adversely affect the U.S. Gulf Coast region would be changes in governmental regulations adversely affecting offshore drilling in the U.S. Gulf of Mexico, shortages of drilling or other necessary equipment in this region, or increases in gas transportation costs from this region to the Northeastern U.S., where much of the gas produced in this region is consumed.
The amounts the Company amortizes from its data library each period may fluctuate, and these fluctuations can affect the Company's reported results of operations.

     The Company amortizes the cost of its seismic data library based in part on its estimates of future sales of data. These estimates may vary from period to period depending upon market developments and the Company's expectations. Changes in estimates of future sales could result in impairment charges. Substantial changes in amortization rates can have a significant effect on the Company's reported results of operations. Additionally, our accounting policy requires that we record amortization of the data library as the greater of the income forecast method or the straight-line method over the data's useful life. In the fourth quarter of 2002, the Company revised the estimated useful life of the seismic data library from ten years to five years for offshore data and from ten years to seven years for onshore data, resulting in additional amortization charges of $45.7 million in the fourth quarter of 2002. During 2002, the Company recorded impairment charges of $83.0 million related to several different components of its data library. As a result, the book carrying value of the seismic data library was reduced to $284.4 million as of December 31, 2002. Additional impairment charges could be required in the future based on industry conditions and the Company's results of operations.
Extensive governmental regulation of the Company's business affects our daily operations.

     The Company's seismic data customers are subject to extensive governmental regulation. Failure to comply with these regulations could result in operating losses. These regulations, among other things, govern environmental quality and pollution control; and
may limit rates of production.

     New laws or regulations or changes to existing laws or regulations affecting the oil and gas industry could reduce customer demand for the Company's seismic data.
Competitors may have certain advantages that could adversely affect our operating results.

     Competition among geophysical service providers historically has been, and will continue to be, intense. Competitive factors in recent years have included price, crew experience, equipment availability, technological expertise and reputation for quality, safety and dependability. Some of our competitors operate data acquisition crews and have significantly greater financial and other resources. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for contract awards and data sales and in the development of new technologies. Other competitors operate with extremely low overhead and compete vigorously on price in certain markets where that is the determining factor in awarding work. These low-cost competitors can have a competitive advantage over us in these markets.
Changes in accounting principles may affect the Company's reported operating results and stock price.

     As a public company with securities registered under the Securities Exchange Act of 1934, the Company prepares its financial statements in accordance with generally accepted accounting principles. The Company has modified its revenue recognition policies in accordance with SAB 101 and has restated its earnings for 2000 and the nine months ended September 30, 2001. In addition, the Company changed its policy for amortizing its created data library on January 1, 2002 and revised its estimate of the useful life of its seismic data library in the fourth quarter of 2002. These changes may make it more difficult for investors to compare its historical operating results against its future operating results.

The Company's operating results may vary due to circumstances beyond our control.

     Our operating results may, in the future, vary in material respects from quarter to quarter. Factors that could cause variations include the timing of the receipt and commencement of contracts for data acquisition, customers' budgetary cycles, the timing of offshore lease sales and the effect of such timing on the demand for geophysical activities, seasonal factors and the timing of sales of geophysical data from our data library, which may be significant to us and which are not typically made in linear or consistent pattern.
The Company may face risks associated with its foreign revenue generating activities.

     Portions of the Company's revenues are derived from its Canadian activities and operations and, as a result, are denominated in Canadian dollars. These revenues are impacted by foreign currency fluctuations. Adverse effects from foreign currency fluctuations could negatively affect the Company's results of operations.
The Company may be unable to attract and retain key employees, which could adversely affect our business.

     Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services. Our success will also depend on a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Certain members of our management team, including our chief executive officer, recently joined us and have been working together for a relatively short period of time. It is possible that we will be unable to integrate the new members of management to effectively and efficiently run our business.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

     The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2002:

						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Debt:
Variable Rate	$3,750	$4,497	$-	$-	$-	$-	$8,247	$8,247
Average Interest
Rate	4.55%	4.35%	-%	-%	-%	-%	4.94%	-
Fixed Rate	$10,375	$32,500	$12,500	$32,500	$12,500	$155,000	$255,375	$172,994
Average Interest
Rate	7.23%	7.13%	7.28%	7.13%	7.28%	7.31%	7.25%	-

     The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2001:
						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

Debt:
Variable Rate	$3,819	$2,500	$4,375	$-	$-	$-	$10,694	$10,694
Average Interest
Rate	4.79%	5.02%	5.02%	-	-	-	4.94%	-
Fixed Rate	$10,000	$-	$32,500	$12,500	$32,500	$167,500	$255,000	$284,554
Average Interest
Rate	7.31%	-	7.13%	7.28%	7.13%	7.30%	7.26%	-

Foreign Currency Exchange Rate Risk

     The Company conducts business in the Canadian dollar and in pounds sterling and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. As of December 31, 2002, the Company did not have any open forward exchange contracts. Exposure from market rate fluctuations related to activities in the Cayman Islands, where the Company's functional currency is pounds sterling, is not material at this time.

Item 8.    Financial Statements and Supplementary Data

     The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 15(a)(1) and (2) below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     NONE

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

     The current executive officers and directors of the Company and their ages (as of March 15, 2003) and positions with the Company are as follows:

Name	Age	Position(s) with the Company	Director Since

Fred S. Zeidman	56	Chairman of the Board of Directors	1997
Larry E. Lenig, Jr.	54	Chief Executive Officer and President	N/A
Kevin P. Callaghan	50	Chief Operating Officer and Senior	N/A
		Vice President
Leonard M. Goldstein	55	General Counsel and Corporate Secretary	N/A
Marcia H. Kendrick	42	Acting Chief Financial Officer, Senior Vice	N/A
		President, Chief Accounting Officer
		and Assistant Secretary
Robert J. Simon	47	President-Seitel Data, Ltd.	N/A
Walter M. Craig, Jr.	49	Director and Assistant Corporate Secretary	1987
Robert L. Knauss	71	Director	2002
William Lerner	69	Director	1985
John E. Stieglitz	71	Director	1989

     Fred S. Zeidman was named Chairman of the Board of Directors on June 3, 2002. He served as Acting Chief Executive Officer from November 6, 2002 to December 6, 2002. He is a member of the Company's Corporate Governance and Nominating Committee. Mr. Zeidman was a Director of EquiFin, Inc. ("EquiFin") (formerly known as InterSystems, Inc.) from July 1993 through October 2000. EquiFin provides structured capital to small, mid-size business enterprises. He served as President and Chief Executive Officer of EquiFin from July 1993 until December 1999. He also served as President of Interpak Terminals, Inc., a wholly owned subsidiary of Helm Capital Group, Inc. ("Helm") engaged in the packaging and distribution of thermoplastic resins, from July 1993 until its sale in July 1997. Mr. Zeidman also currently serves as a Director of First Prosperity Bank and as Chairman of the United States Holocaust Memorial Council in Washington, D.C.

     Larry E. Lenig, Jr. was named Chief Executive Officer and President of the Company on December 6, 2002. Mr. Lenig has been engaged in the seismic industry since 1976. He served from 1976 to 1994 in various management positions, including President and Chief Operating Officer of Digicon Inc., now part of Veritas DGC, Inc., one of the largest, integrated geophysical contractors in the industry. From 1997 to 1999, Mr. Lenig was Chief Executive Officer and President of Grant Geophysical, Inc., a principal provider of land and transition zone seismic crews, and from 1999 to 2002, he served as President, North America for Paradigm Geophysical Corporation, an integrated provider of interpretation software and services to the exploration and production industry. In addition, Mr. Lenig has acted in a consulting capacity to oil and gas and geophysical companies as well as companies outside the oil and gas industry since 1994.

     Kevin P. Callaghan has been Chief Operating Officer and Senior Vice President of the Company and President of Olympic Seismic Ltd. since June 2002. Prior to this date, Mr. Callaghan had been Senior Vice President of Seitel Data, Ltd. since January 1998. He was Interim President of Olympic Seismic Ltd. from July 2001 until June 2002 and Vice President of Olympic Seismic Ltd. from January 2001 until July 2001. Mr. Callaghan joined the Company in August 1995 as Vice President of Onshore Operations of Seitel Data, Ltd. He has also served as an outside director of Aeroscan International Inc., a privately held Canadian company engaged in digital imaging services, from June 2000 until December 2002.

     Leonard M. Goldstein joined the Company in October 2002 and was named General Counsel and Corporate Secretary in February 2003. Mr. Goldstein has over 30 years experience as general counsel and as a practitioner in the private and public practice of law. From 1996 to 2001, Mr. Goldstein was General Counsel, Senior Vice President, Chief Administrative Officer and Secretary for New Era of Networks, Inc. ("NEON"), a publicly traded software company. He was a partner with the law firm of Feder, Morris, Tamblyn and Goldstein, PC in Denver, Colorado from 1978 to 1996. In addition, Mr. Goldstein has played a strategic role in consulting and corporate development to many software development companies.

     Marcia H. Kendrick, CPA, was appointed Acting Chief Financial Officer in June 2002. She was named Senior Vice President in September 2001. Ms. Kendrick has been Chief Accounting Officer and Assistant Secretary since August 1993. Prior to joining the Company in 1993, she was employed by Arthur Andersen LLP, where her last position was Director of Finance and Administration.

     Robert J. Simon was named President of Seitel Data, Ltd. in June 2002. He joined Seitel in September 1984 as a marketing representative. In August 1985, he was promoted to Regional Sales Manager. In 1987, Mr. Simon was promoted to Vice President of Marketing and in 1992, to Senior Vice President. In 1996, Mr. Simon was promoted to Executive Vice President where he served until becoming President of Seitel Data, Ltd.

     Walter M. Craig, Jr. is Chairman of the Company's Corporate Governance and Nominating Committee and a member of the Company's Compensation and Stock Option Committee. Mr. Craig became Assistant Secretary of the Company in June 2000. Mr. Craig has been President and Chief Executive Officer of EquiFin since August 2000. He has been a director of EquiFin since April 1993 and in April 2001, he was named Chairman of the Board of Directors of EquiFin. Prior to his employment at EquiFin, Mr. Craig was, from 1993 to 2000, President and a director of PLB Management Corp, the general partner of The Mezzanine Financial Fund, L.P., a private limited partnership which made collateralized loans to companies. From 1993 until November 1999, he served as Executive Vice President and Chief Operating Officer of Helm, a publicly held company involved in merchant banking activities from 1981 to 2000.

     Robert L. Knauss was elected as a Director of the Company in June 2002. He is the sole member of the Company's Special Litigation Committee and a member of the Company's Audit Committee. Mr. Knauss has been Chairman of the Board of Directors of Philip Services Corporation ("PSC"), an industrial and metals services company, since April 2002 and Principal Executive Officer since May 2002. He also served as Chairman of the Board of PSC from April 2000 to May 2001. In June 1999, the predecessor company of PSC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Knauss has been Chairman and Chief Executive Officer of Baltic International USA, Inc., an investment company, since January 1994. He is a director of Equus II Inc. and a director of The Mexico Fund, Inc., both of which are investment funds. Mr. Knauss is the former Dean of the schools of law at both the University of Houston and Vanderbilt University and served as a Visiting Professor at the Amos Tuck School of Business Administration at Dartmouth College.

     William Lerner is Chairman of the Company's Audit Committee, a member of the Company's Compensation and Stock Option Committee and a member of the Company's Corporate Governance and Nominating Committee. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York since 1960 and Pennsylvania since 1991. His career includes service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Rent-Way, Inc., a New York Stock Exchange listed company that is the second largest in the rental-purchase industry; Micros-to-Mainframes, Inc., a NASDAQ listed company that provides comprehensive high-technology computer and communication services primarily in the New York Tri-State area; and The Cortland Trust, Inc., a money market mutual fund that is marketed primarily through brokerage firms and regional commercial banks.

     John E. Stieglitz is Chairman of the Company's Compensation and Stock Option Committee and a member of the Company's Audit Committee. He is Chairman Emeritus of Conspectus, Inc., a privately held company formed in 1976 to provide services in the area of executive recruitment. He served as President of Conspectus, Inc. from 1976 to 1996. Mr. Stieglitz is also a director of Helm and EquiFin.

     Officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a)

OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires certain of the Company's executive officers and directors and any persons who own more than 10% of the common stock of the Company to file reports of ownership and changes in ownership concerning the common stock with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon its review of the Section 16(a) filings that it has received, the Company believes that all filings required to be made under Section 16(a) during 2002 were timely made, except as set forth below.

     In each of the fiscal years 1999, 2000 and 2001, Messrs. Craig, Lerner, Stieglitz and Zeidman each failed to timely file a required Form 5 reporting the annual acquisition of phantom stock representing deferred director's fees pursuant to the Company's Non-Employee Directors' Deferred Compensation Plan. Each of Messrs. Craig, Lerner, Stieglitz and Zeidman filed a Form 5 for 2002 reporting these delinquent transactions.

Item 11.    Executive Compensation

     The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to each person who served as Chief Executive Officer of the Company in 2002, each of the three most highly compensated executive officers of the Company other than the Chief Executive Officer serving at the end of 2002 and one former executive officer for whom disclosure would have been required but for the fact that he was not serving as an executive officer at the end of 2002 (collectively, the "Named Executive Officers") for the years indicated.

SUMMARY COMPENSATION TABLE

							All Other Compensation
		Annual Compensation				Long-Term
						Compensation				Restructure of
					Other	Awards				Employment Contracts
					Annual	Stock	Other		Tax
					Compensation	Options/	Compensation		Reimbursement	Stock	Cash
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(7)	SARs (#)	($)		($)(8)	Issued (9)	Payments (10)

Paul A. Frame (1)	2002	$203,902	-		$188,272	-	$58,016	(11)	$36,172	-	$192,308
Chief Executive Officer	2001	$444,878	-		-	150,000	$209,572		$173,181	-	$192,308
from January 1, 2002	2000	$444,878	$1,248,971		$1,492,709	140,000	$76,114		$523,916	$658,750	$547,020
to June 11, 2002

Kevin S. Fiur (2)	2002	$458,333	$927,440	(12)	-	-	$387,678	(11)	-	-	-
Chief Executive Officer	2001	$350,000	$1,246,961		-	200,000	$9,835		-	-	-
from June 11, 2002 to	2000	$250,000	-		$978,784	20,000	$2,808		-	-	-
November 6, 2002,
and Chief Operating
Officer until June 11,
2002

Fred S. Zeidman (3)	2002	-	-		-	100,000	-		-	-	-
Chief Executive Officer
from November 6, 2002
to December 6, 2002

Larry E. Lenig, Jr. (4)	2002	$51,559	-		-	-	$375	(11)	-	-	-
Chief Executive Officer
effective December 6,
2002

Kevin P. Callaghan (5)	2002	$75,000	-		$951,289	-	$12,678	(11)	-	-	-
Chief Operating Officer
and Senior Vice
President

Robert J. Simon (5)	2002	$112,500	-		$1,327,288	-	$90,546	(11)	$41,035	-	-
President - Seitel Data,
Ltd.

Marcia H. Kendrick	2002	$235,000	-		$8,389	-	$69,663	(11)	-	-	-
Acting Chief Financial	2001	$211,667	$250,000		$8,115	25,000	$53,903		-	-	-
Officer, Senior Vice	2000	$185,417	$375,000		$18,392	20,000	$5,859		-	-	-
President and Assistant
Corporate Secretary

Herbert M. Pearlman (6)	2002	$142,812	-		-	-	$56,737	(11)	-	$2,277,500	$1,809,961
Former Chairman of	2001	$428,437	-		$60,659	233,826	$205,536		$63,361	-	$288,462
the Board	2000	$428,437	$1,157,133		$70,883	153,300	$76,013		$340,225	$988,125	$820,529

(1)

The employment of Mr. Frame as officer and director of the Company terminated on June 11, 2002. The Company is involved in litigation with Mr. Frame regarding certain components of the compensation set forth above. Please read Item 3. "Legal Proceedings."

(2)	Mr. Fiur resigned as a director and officer of the Company on November 6, 2002.

(3)

Mr. Zeidman received no additional compensation during the period he served as Chief Executive Officer of the Company. Mr. Zeidman receives $17,500 per month in his capacity as Chairman of the Board. Please read Item 11. "Executive Compensation - Directors Compensation."

(4)	Mr. Lenig was named as Chief Executive Officer effective December 6, 2002. He is compensated at a rate of $32,500 per month.
(5)	Messrs. Callaghan and Simon became executive officers of the Company in June 2002.
(6)

Mr. Pearlman resigned as a director and officer of the Company on February 27, 2002. The Company is involved in litigation with Mr. Pearlman regarding his employment contract. Please read Item 3. "Legal Proceedings."

(7)	Includes commissions based on sales for Messrs. Frame, Callaghan and Simon and commission based on property sales for Ms. Kendrick.
(8)

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

(9)

Represents the value of stock issued in connection with the restructuring of management incentive bonus compensation contracts in 2000. Additionally, for Mr. Pearlman in 2002, amount represents the value of stock issued to him in connection with an employment contract that is the subject of litigation. Please read Item 3. "Legal Proceedings."

(10)

Represents cash payments made in connection with the restructuring of management incentive bonus compensation contracts in 2000. Additionally, for Mr. Pearlman in 2002, amount includes cash payment made in connection with an employment contract that is the subject of litigation. Please read Item 3. "Legal Proceedings."

(11)

Includes $375,000 for Mr. Fiur related to payments made pursuant to his Separation Agreement. Includes amounts paid pursuant to a program (the "Incentive Compensation Program") whereby between 2-1/2% and 5% of the revenue generated annually by seismic creation programs that have fully recouped their direct costs was distributed to certain officers and key employees. Such payments were $56,756 for Mr. Frame, $9,928 for Mr. Fiur, $9,928 for Mr. Callaghan, $87,796 for Mr. Simon, $66,913 for Ms. Kendrick and $55,197 for Mr. Pearlman. The Incentive Compensation Program was terminated on November 30, 2002. Also includes amounts contributed by the Company to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions. Such 401(k) Plan matching contributions made by the Company were $1,260 for Mr. Frame, $375 for Mr. Lenig and $2,750 for Messrs. Fiur, Callaghan, Simon and Ms. Kendrick and $1,540 for Mr. Pearlman.

(12)	Includes contractual bonuses for Mr. Fiur of which $445,000 was issuance of 50,000 shares of Company stock and a tax payment related to such stock issuance of $297,285.

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 2002, to each of the Named Executive Officers.

OPTION/SAR GRANTS IN 2002

Individual Grants

			Percent			Potential Realizable Value
	Number of		of Total			at Assumed Annual Rates of
	Securities		Options/SARs			Stock Price Appreciation
	Underlying		Granted to	Exercise		for Option Term (2)
	Options/SARs		Employees	or Base	Expiration
Name	Granted (#)		in 2002	Price ($/Sh)	Date	0 Percent ($)	5 Percent ($)	10 Percent ($)

Fred S. Zeidman	100,000	(1)	32%	$2.23	6/30/12	$0	$140,254	$355,405

(1)	The options granted in 2002 are exercisable 12 months after the grant date. The options were granted for a term of 10 years, subject to certain events related to termination of service as a director.

(2)

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

    The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 2002, and unexercised options held at December 31, 2002, and the value thereof, by each of the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN 2002

AND 12/31/02 OPTION/SAR VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the
	Shares		Options/SARs		Money Options/SARs at
	Acquired		at 12/31/02 (#)		12/31/02 ($)
	on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul A. Frame	0	$0	-	-	$0	$0
Kevin S. Fiur	0	$0	140,002	-	$0	$0
Fred S. Zeidman	0	$0	29,250	105,000	$0	$0
Larry E. Lenig, Jr.	0	$0	-	-	$0	$0
Kevin P. Callaghan	0	$0	169,168	73,332	$0	$0
Robert J. Simon	0	$0	258,459	74,999	$0	$0
Marcia H. Kendrick	0	$0	128,572	23,332	$0	$0
Herbert M. Pearlman	0	$0	835,583	49,999	$0	$0

Employment Arrangements

     The Company currently does not have employment contracts with any of its current executive officers or directors.

Agreements with Mr. Frame and Mr. Pearlman

     The employment of Paul A. Frame, former Chairman of the Board, President and Chief Executive Officer of the Company, terminated in June 2002, and the Company is involved in litigation with Mr. Frame regarding certain amounts paid on his behalf. The following is presented for informational background purposes only. The Company believes that it does not have any future obligation to Mr. Frame and alleges that Mr. Frame owes the Company approximately $5.0 million. Please read Item 3. "Legal Proceedings."

     Herbert M. Pearlman resigned as Chairman of the Board in February 2002. The Company is involved in litigation with Mr. Pearlman to determine amounts, if any, due to him under his employment contract. The following is presented for informational background purposes only. Please read Item 3. "Legal Proceedings."

     On November 20, 1997, the stockholders approved the 1998 Executive Compensation Plan. In accordance with the 1998 Executive Compensation Plan, the Company entered into employment agreements with Messrs. Frame and Pearlman.

     During 2000, the agreements with Messrs. Pearlman and Frame were amended to, among other changes, reduce the contractual bonus payments. In exchange for the amendments, the Company issued 150,000 shares of the Company's common stock to Mr. Pearlman and 100,000 shares to Mr. Frame, and agreed, subject to continued employment, to pay Mr. Pearlman four net annual payments of $187,500 and to pay Mr. Frame four net annual payments of $125,000 in January 2001, 2002, 2003, and 2004. The Company agreed to pay withholding taxes at the rate of 35% on these stock issuances based on values of $988,125 and $658,750 for Messrs. Pearlman and Frame, respectively, and on these cash payments.

     The employment agreements, as amended during 2000, provided that Messrs. Pearlman and Frame would receive a base salary of $428,437 and $444,878, respectively, and annual bonus payments based on annual Pre-Tax Profits (the "PTP") of the Company and its majority-owned subsidiaries ("Subsidiaries"). In order for these bonuses to be payable, the PTP must exceed a minimum threshold (the "PTP Threshold") for the applicable year. The PTP Threshold is $10 million for each of 2001 and 2002, $12 million for 2003 through 2007, and $14 million for 2008 and thereafter. Once the PTP Threshold was reached, Messrs. Pearlman and Frame were entitled to receive a bonus based on the annual PTP of the Company and its Subsidiaries in the following amounts:

	Percentage	Percentage
	Up to $50 Million	Above $50 Million
	PTP	PTP

Herbert M. Pearlman *	3.5%	3.7100%
Paul A. Frame	3.0%	3.1875%

*	Notwithstanding the calculations, the annual bonus payment to Mr. Pearlman is reduced by $300,000 pursuant to the contract.

    Mr. Frame's agreement further provided for him to receive an annual bonus equal to 1% of the annual sales of the Company in excess of $30 million, provided that the PTP exceeds the PTP Threshold.

     Mr. Frame's agreement, as amended in January 2002, would have expired on December 31, 2009. Mr. Pearlman's agreement would have expired on December 31, 2004. Each agreement provided that upon expiration, the Company pay the employee for two additional years' compensation including his then current base salary plus the average of all bonuses paid to the employee for the prior three years. The severance payments were contingent upon the employee remaining available to perform consulting services for the benefit of the Company. The employment agreement also provided for monthly salary continuation payments for one year upon the employee's death, so long as the agreement was in full force and effect at the time of the employee's death. The annual salary continuation amount in the event of an employee's death was equal to the base salary at his date of death plus an average of the bonuses paid for the three previous fiscal years.

     Each agreement provided for certain noncompetition and nondisclosure covenants and for certain Company-paid fringe benefits such as an automobile allowance, disability insurance and inclusion in pension, deferred compensation, profit sharing, stock purchase, savings, hospitalization and other benefit plans in effect from time to time.

Agreement with Mr. Fiur

     Effective January 1, 2002, Mr. Fiur and the Company entered into an employment agreement for a term expiring on December 31, 2006 with possible extensions through December 31, 2009 under certain conditions. The agreement provided for (i) a base salary of $550,000 in 2002, $600,000 in 2003, $660,000 in 2004, $725,000 in 2005, $750,000 in 2006 and additional increases of not less than 6% annually thereafter if the term of the agreement remained in effect; plus (ii) certain bonuses if the Company achieved targeted amounts of income from operations and net income before taxes, each as defined in the employment agreement; plus (iii) certain retention bonuses, other compensation and benefits.

     On November 6, 2002, the Company and Mr. Fiur entered into a Separation Agreement pursuant to which Mr. Fiur resigned from the Company and the employment agreement described above was terminated. In addition to certain profit sharing funds held by the Company, Mr. Fiur received $375,000, which was required to be used to pay down an institutional loan to Mr. Fiur that the Company guarantees. Please read Item 13. "Certain Relationships and Related Transactions." The Company also agreed to pay continuation health benefit costs for one year and certain legal fees and expenses incurred in connection with the drafting and implementation of the original employment agreement.

Directors Compensation

     Directors who are also employees received no separate compensation for their services as directors. Prior to October 1, 2002, outside directors received an annual fee of $50,000 paid quarterly for serving on the board and were reimbursed for out of pocket expenses for meeting attendance. No additional fees were paid for serving on committees, except that committee chairs received an additional $5,000 annually or 10,000 options to purchase the Company's common stock. On July 25, 1996, the Company's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan (the "Deferred Compensation Plan") which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors' fees in a deferred cash account or as deferred shares. From January 1, 2002 through September 30, 2002, each of Messrs. Craig, Lerner, Stieglitz and Zeidman received $15,000 of his director fee in the form of deferred shares. As of December 31, 2002, 60,000 shares were reserved for issuance under the Deferred Compensation Plan and directors (including former directors) have accumulated a total of 25,359 deferred shares in their accounts of which 1,643 shares have been distributed and 23,716 may be distributed in future years in accordance with the terms of the Deferred Compensation Plan and each director's election thereunder. No shares will be issued to a director until he has resigned, retired, or his services as a director have otherwise been terminated.

     Effective October 1, 2002, the Board of Directors approved a new structure for compensation of outside board members. Each director receives an annual retainer fee of $30,000 payable quarterly and meeting fees of $1,500 for each meeting a director attends in person and $500 for each meeting (exceeding 30 minutes in duration) in which a director participates by telephone. In addition, the Chairman of the Board will receive $17,500 per month and each committee chairman will receive the following annual retainers, payable quarterly:
Audit Committee - $24,000
Compensation Committee - $12,000
Corporate Governance/Nominating Committee - $12,000
Special Litigation Committee - $24,000

     Each member of a committee, other than the Special Litigation Committee, will receive committee meeting fees of $1,000 for each meeting the committee member attends in person and $500 for each meeting (exceeding 30 minutes in duration) in which a committee member participates by telephone. Each member of the Special Litigation Committee will receive a meeting/session fee of $1,000 for each meeting or session of the Special Litigation Committee.

     In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, each non-employee director with 10 or more years continuous service is eligible to receive a retirement benefit. The retirement benefit consists of two credits. The first credit is equal to $5,000 times each participating non-employee director's years of continuous service as an Outside Director, as defined in the Retirement Plan. The second credit is equal to the increase, if any, in the fair market value of 15,000 shares of the Company's common stock from the initial date of participation in the Retirement Plan to the last day of the Company's fiscal year ending five years after the participant's initial participation date. Effective October 2, 2002, the Retirement Plan was terminated and all benefits thereunder were fully vested as of that date. In accordance with the terms of the Retirement Plan, benefits are paid when a director ceases to serve as a director of the Company on or after reaching retirement age.

     Non-employee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Stock Option Plan"), which was approved by Company Shareholders at the 1994 annual meeting. Under the terms of the Stock Option Plan, each non-employee director receives on the date of each annual meeting during the term of the Stock Option Plan an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted, on the date of such election or appointment, an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the Stock Option Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. During 2002, Robert Knauss was granted 10,000 options, at an exercise price of $2.09. No other option grants were made under this plan in 2002.

     From January 1, 2002 through September 30, 2002, Mr. Craig received, in addition to the fees described above, $5,000 per quarter as payment to compensate him for lost benefits under the Non-Employee Directors' Retirement Plan during the period in which Mr. Craig was deemed an employee of the Company. Mr. Lerner received an additional $3,000 per quarter to compensate him for additional time spent handling Company affairs. Since June 2002, Mr. Zeidman received, and continues to receive, an additional $17,500 per month as compensation for his services as Chairman of the Board. Mr. Knauss received a total of $31,000 for his services rendered prior to October 1, 2002 as Chairman of the Special Litigation Committee. Following October 1, 2002, Mr. Knauss received fees in accordance with the new structure approved by the Board of Directors effective on that date.

     In connection with being named Chairman of the Board of Directors in 2002, Mr. Zeidman was granted 100,000 stock options to purchase the Company's common stock at an exercise price of $2.23. These options were issued from the Company's treasury shares. These options vest on June 3, 2003 and expire on June 3, 2012.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation and Stock Option Committee is composed of John E. Stieglitz, Chairman, Walter M. Craig, Jr. and William Lerner.

     No member of the Compensation Committee of the Board of Directors of the Company was, during 2002, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During 2002, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the common stock, as of March 15, 2003, by (i) persons known to the Company to be beneficial owners of more than 5% of the common stock, (ii) each of the Company's directors, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address	Amount and Nature of		Percentage
of Beneficial Owner	Beneficial Ownership(1)(2)		of Class

AXA Financial, Inc.	1,761,600	(3)	6.9%
1290 Avenue of the Americas
New York, NY 10104

Horace A. Calvert	1,688,177	(4)	6.4%
213 Cardinal Drive
Liberty, TX 77575

Herbert M. Pearlman	1,493,254	(5)	5.7%
20 Gatefield Drive
Greenwich, CT 06831

Robert J. Simon	358,366	(6)	1.4%
10811 S. Westview Circle, Building C, Ste. 100
Houston, Texas 77043

Kevin P. Callaghan	193,956	(7)	*
10811 S. Westview Circle, Building C, Ste. 100
Houston, Texas 77043

Paul A. Frame, Jr.	191,860	(8)	*
2912 Mid Lane
Houston, TX 77027

Marcia H. Kendrick	165,932	(9)	*
10811 S. Westview Circle, Building C, Ste. 100
Houston, Texas 77043

William Lerner	78,420	(10)	*
423 East Beau Street
Washington, PA 15301

John E. Stieglitz	71,335	(11)	*
Conspectus, Inc.
222 Purchase Street
Rye, NY 10580

Walter M. Craig, Jr.	67,718	(12)	*
1011 HWY 71
Spring Lake, NJ 07762

Kevin S. Fiur	50,000		*
1104 Lorrain Street
Austin, TX 78703

Fred S. Zeidman	38,450	(13)	*
4265 San Felipe, Ste. 600
Houston, TX 77027

Robert Knauss	-		-
5151 San Felipe, Ste. 1662
Houston, Texas 77056

Larry E. Lenig, Jr.	-		-
10811 S. Westview Circle, Building C, Ste. 100
Houston, Texas 77043

All directors and executive officers
as a group (10 persons)	974,177	(14)	3.7%

*	Less than 1%

(1)	Except as otherwise noted, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2)	Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2003.

(4)

Includes 1,115,798 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.57 to $16.38 per share. Shares owned were the last known amount at the time of resignation as an officer and director of the Company.

(5)

Includes 835,583 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the option and warrants range from $11.00 to $19.35 per share. Shares owned were the last known amount at the time of resignation as Chairman of the Board.

(6)

Includes 258,459 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.00 to $17.81 per share.

(7)

Includes 169,168 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.00 to $16.31 per share.

(8)	Last known amount at the time employment with the Company terminated.

(9)

Includes 128,572 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.00 to $13.73 per share.

(10)	Includes 69,250 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $11.00 to $18.26 per share.

(11)	Includes 59,250 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $11.00 to $18.26 per share.

(12)

Includes 65,960 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants. The exercise price of the options and warrants range from $11.00 to $20.75 per share.

(13)	Includes 29,250 shares which may be acquired from the Company within 60 days upon exercise of options. The exercise prices of the options range from $11.00 to $18.26 per share.

(14)

Includes an aggregate of 779,909 shares which may be acquired from the Company within 60 days upon exercise of options and common stock purchase warrants, by the group of ten persons which comprises all executive officers and directors. The exercise prices of the options and warrants range from $11.00 to $20.75 per share.

Item 13.    Certain Relationships and Related Transactions

     The Company paid approximately $764,000 in 2002, $31,000 in 2001 and $43,000 in 2000 to Aeroscan International Inc. ("Aeroscan") for certain data acquisition related services. Approximately 4% of the equity of Aeroscan is owned by each of Robert Simon, President of Seitel Data, Ltd., a wholly owned subsidiary of the Company, and Kevin Callaghan, Chief Operating Officer of the Company, and an additional approximately 6% of the equity of Aeroscan is owned by other officers and employees of the Company. Mr. Callaghan served as a director of Aeroscan until his resignation in December 2002.

     The Company owed Helm Capital Group, Inc. and its subsidiaries ("Helm"), a company that has an executive officer who is a former director of the Company, $16,000 and $49,000 as of December 31, 2002 and 2001, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $88,000, $175,000 and $117,000, for these general and administrative expenses during 2002, 2001 and 2000, respectively. It is not anticipated that the Company will incur any general and administrative expenses paid by Helm on behalf of the Company in future years.

     On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of an aggregate of 800,000 shares of the Company's common stock at the then market price of $2.6875 per share. Payments of 5% of the original principal balance plus accrued interest were due annually on August 1, with a balloon payment of the remaining principal and accrued interest due August 1, 2002. All loans were paid in full with the exception of loans to three former employees. The Company has provided an allowance for collection of these notes totaling $398,000. The stock certificates on the unpaid loans are held by the Company as collateral until payment is received. The Company recorded compensation expense due to the below market interest rate on these loans of $26,000 in 2002. Loans in excess of $60,000 were made to Mr. Frame. The largest aggregate amounts of principal and interest outstanding on such loans since January 1, 2002, were approximately $314,000. As of March 15, 2003, the aggregate amounts of principal and interest outstanding on such loans were approximately $314,000.

     On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of an aggregate of 794,300 shares of the Company's common stock at the then market price of $10.3125 per share and options to purchase a like number of shares of the Company's common stock at an exercise price of $11.75 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company has provided an allowance for collection on the notes due from certain former employees totaling $1,449,000. The stock certificates are held by the Company as collateral until payment is received. The Company recorded compensation expense due to the below market interest rate on these loans of $33,000 in 2002. Loans in excess of $60,000 were made to Mr. Frame amounting to $773,438, to Mr. Simon amounting to $515,625, to Mr. Callaghan amounting to $192,031 and to Ms. Kendrick amounting to $257,813. The largest aggregate amounts of principal and interest outstanding on such loans since January 1, 2002, were approximately $491,000 for Mr. Frame, $327,000 for Mr. Simon, $69,000 for Mr. Callaghan and $163,000 for Ms. Kendrick. As of March 15, 2003, the aggregate amounts of principal and interest outstanding on such loans were approximately $491,000 for Mr. Frame, $251,000 for Mr. Simon, $49,000 for Mr. Callaghan and $126,000 for Ms. Kendrick.

     In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to pay the remaining balance on or before November 13, 2004. The outstanding and unpaid balance on the loan was $253,373 at March 15, 2003. The loan is presently current and not in default.

     During 2001, two former executive officers received advances against bonus and commission payments that were contingent upon achieving pre-tax profits goals during 2001. The pre-tax profits goals were not met in 2001. The Company initially determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes; however, the repayment of these notes and certain other matters are the subject of litigation proceedings between the Company and each of the former executive officers. Also, the SEC has informed the Company that it has issued a formal order of investigation relating to these events. The U.S. Attorney's Office for the Southern District of Texas is also investigating these events. Please read Item 3. "Legal Proceedings" and Item 1. "Business - Recent Developments."

Item 14.    Controls and Procedures

     Since June 2002, the Company's management, in conjunction with its audit committee, has implemented more stringent internal controls and procedures, including, among others, procedures regarding cash disbursements and travel and expense reimbursement, centralized purchasing procedures, a contract review committee and a disclosure control committee and governing charter.

     Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this report on Form 10-K, the Chief Executive Officer, Larry E. Lenig, Jr., and the Acting Chief Financial Officer, Marcia H. Kendrick, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report		Page

	(1)	Financial Statements:

		Report of Independent Auditors	F-1
		Consolidated Balance Sheets as of December 31, 2002 and 2001	F-2
Consolidated Statements of Operations for the years ended
		December 31, 2002, 2001, and 2000	F-4
Consolidated Statements of Stockholders' Equity for the years ended
		December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended
		December 31, 2002, 2001 and 2000	F-6
		Notes to Consolidated Financial Statements	F-7

	(2)	Schedule II - Valuation and Qualifying Accounts	98

	(3)	Exhibits:
3.1	Certificate of Incorporation of the Company filed May 7, 1982 and Amendment to
Certificate of Incorporation filed April 25, 1984(1)
3.2	Amendment to Certificate of Incorporation filed August 4, 1987(3)
3.3	Amendment to Certificate of Incorporation filed January 18, 1989(17)
3.4	Amendment to Certificate of Incorporation filed July 13, 1989(17)
3.5	Amendment to Certificate of Incorporation filed August 3, 1993(17)
3.6	Amendment to Certificate of Incorporation filed November 21, 1997*
3.7	Amended and Restated By-Laws of Seitel, Inc. effective July 26, 2000(12)
4.1	Specimen of Common Stock Certificate(1)
4.2	Form of Promissory Note for Employee Stock Purchase dated July 21, 1992(17)
4.3	Form of Subscription Agreement for Employee Stock Purchase dated July 21,
1992(17)
4.4	Form of Pledge for Employee Stock Purchase dated July 21, 1992(17)
4.5	Form of Warrant Certificate granted under the 1994 Warrant Plans(4)
4.6	Form of Warrant Certificate granted under the 1995 Warrant Reload Plan(5)
4.7	Form of Executive Warrant Certificate granted to certain employees of the
Company in November 1997 and expiring in November 2004*
4.8	Form of Departure Warrant granted to certain employees of the Company in
August 1997(6)

4.9	Amended and Restated 1998 Employee Stock Purchase Plan(9)
4.10	Form of Employment Warrant granted to an employee of the Company in
November 1999 and expiring in November 2009(11)
10.1	1993 Incentive Stock Option Plan of the Company(17)
10.2	Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan(17)
10.3	Statement of Amendments effective November 29, 1995, to the Seitel, Inc. 1993
Incentive Stock Option Plan(17)
10.4	Statement of Amendments effective April 22, 1996, to the Seitel, Inc. 1993
Incentive Stock Option Plan(17)
10.5	Amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan effective
December 31, 1996(17)
10.6	Amendment to Limit Options Granted to a Single Participant under the Seitel, Inc.
1993 Incentive Stock Option Plan*
10.7	Amendment to Increase Number of Shares Available for Granting Options under the
Seitel, Inc. 1993 Incentive Stock Option Plan*
10.8	Non-Employee Directors' Stock Option Plan of the Company(17)
10.9	Amendment to the Seitel, Inc. Non-Employee Directors' Stock Option Plan effective
December 31, 1996(17)
10.10	Seitel, Inc. Non-Employee Directors' Deferred Compensation Plan(17)
10.11	Non-Employee Directors' Retirement Plan(9)
10.12	Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan(17)
10.13	Amendment to the Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan
effective December 31, 1996(17)
10.14	2000 Stock Option Plan of the Company(13)
10.15	Seitel, Inc. 2001 Inducement Stock Option Plan adopted January 1, 2001(14)
10.16	Seitel, Inc. 2001 Non-Officer Stock Option Plan adopted June 5, 2001(14)
10.17	Memorandum of Understanding between the Company and Triangle Geophysical
Company dated as of June 7, 1984(1)
10.18	Lease Agreement by and between the Company and Commonwealth
Computer Advisors, Inc.(2)
10.19	The Company's 401(k) Plan adopted January 1, 1998*
10.20	Horace A. Calvert's Amended and Restated Employment Agreement dated as of April 1, 2000(12)
10.21	Employment Agreement effective as of January 1, 1991 between the Company and
Herbert M. Pearlman(17)
10.22	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and Herbert M. Pearlman*
10.23	Herbert M. Pearlman's Employment Contract Amendment No. 2 dated as of
June 26, 2000(12)
10.24	Employment Agreement effective as of January 1, 1991 between the Company and David S. Lawi(17)
10.25	Amendment to Employment Agreement dated effective as of January 1, 1998 between the Company and David S. Lawi*
10.26	David S. Lawi's Employment Contract Amendment No. 2 dated as of
June 26, 2000(12)
10.27	Letter to David S. Lawi from Seitel, Inc. dated June 26, 2000 regarding his
October 2, 1998 Promissory Note(12)
10.28	David S. Lawi's Promissory Note dated as of June 26, 2000(12)
10.29	Incentive Compensation Agreement(17)
10.30	Note Purchase Agreement dated as of December 28, 1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C
Purchasers(17)
10.31	First Amendment to Note Purchase Agreement dated as of February 12, 1999 between the Company and Senior Noteholders as of December 28, 1995(8)

10.32	Second Amendment, dated as of July 14, 1999, to the Separate Note Purchase
Agreements, dated as of December 28, 1995, among Seitel, Inc.
and the Noteholders(9)
10.33	Third Amendment, dated as of November 22, 1999, to the Separate Note Purchase
Agreements, dated as of December 28, 1995, among Seitel, Inc.
and the Noteholders(10)
10.34	Fourth Amendment, dated as of October 15, 2001, to the Separate Note Purchase
Agreements, dated as of December 28, 1995, among Seitel, Inc.
and the Noteholders(16)
10.35	Fifth Amendment, dated as of March 27, 2002, to the Separate Note Purchase
Agreements, dated as of December 28, 1995, among Seitel, Inc.
and the Noteholders(16)
10.36	Note Purchase Agreement dated as of February 12, 1999, between the Company and the Series D Purchasers, the Series E Purchasers
and the Series F Purchasers(7)
10.37	First Amendment, dated as of July 14, 1999, to the Separate Note Purchase
Agreements, dated as of February 12, 1999, among Seitel, Inc.
and the Noteholders(9)
10.38	Second Amendment, dated as of November 22, 1999, to the Separate Note
Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc.
and the Noteholders(10)
10.39	Third Amendment, dated as of October 15, 2001, to the Separate Note Purchase
Agreements, dated as of February 12, 1999, among Seitel, Inc.
and the Noteholders(16)
10.40	Fourth Amendment, dated as of March 27, 2002, to the Separate Note Purchase
Agreements, dated as of February 12, 1999, among Seitel, Inc.
and the Noteholders(16)
10.41	Note Purchase Agreement dated as of October 15, 2001, between the Company and the Series G Purchasers, the Series H Purchasers and
the Series I Purchasers(15)
10.42	Standstill and Amendment Agreement, dated effective as of June 21, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those
Senior Noteholders of Seitel, Inc. parties thereto(17)
10.43	Standstill and Amendment Agreement, dated effective as of July 17, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those
Senior Noteholders of Seitel, Inc. parties thereto(19)
10.44	Second Standstill and Amendment Agreement, dated as of October 15, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those
Senior Noteholders of Seitel, Inc. parties thereto(20)
10.45	Third Standstill and Amendment Agreement, dated as of December 2, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those
Senior Noteholders of Seitel, Inc. parties thereto(21)
subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc.
parties thereto(17)
10.47	Purchase and Sale Agreement between DDD Energy, Inc. and Rising Star Energy,
L.L.C., dated July 3, 2002(17)
10.48	Revolving Credit Agreement, dated as of October 31, 2002, between Olympic
Seismic Ltd. and Royal Bank of Canada*
21.1	Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP*
23.2	Consent of Forrest A. Garb & Associates, Inc.*
23.3	Consent of Boyd Exploration Consultants Ltd.*
23.4	Consent of Exploration Technical Services, Ltd.*
99.1	Certification of Principal Executive Officer*
99.2	Certification of Principal Financial Officer*
____________
*	Filed herewith
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
(3)	Incorporated by reference to the Company's Registration Statement, as amended, on Form S-2,
No. 33-21300 as filed with the Securities and Exchange Commission on April 18, 1988.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-89934 as
filed with the Securities and Exchange Commission on March 2, 1995.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-01271
as filed with the Securities and Exchange Commission on February 28, 1996.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-64557
as filed with the Securities and Exchange Commission on September 29, 1998.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.
(8)	Incorporated by reference to the Company's Form 10-Q for the year ended March 31, 1999.
(9)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1999.
(11)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.
(12)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000.
(13)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000.
(14)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.
(15)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K/A Amendment No. 1 for the
year ended December 31, 2001.
(17)	Incorporated by reference to the Company's Annual Report on Form 10-K/A Amendment No. 3 for the
year ended December 31, 2001.
(18)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002.
(19)	Incorporated by reference to the Company's Form 8-K filed on July 23, 2002.
(20)	Incorporated by reference to the Company's Form 8-K filed on October 30, 2002.
(21)	Incorporated by reference to the Company's Form 8-K filed on December 5, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on
Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

		SEITEL, INC.

		By:	/s/	Larry E. Lenig, Jr.

				Larry E. Lenig, Jr.
				Chief Executive Officer and President

		Date:		March	28,	2003

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature		Title				Date

/s/	Fred S. Zeidman	Chairman of the Board of Directors				March	28,	2003

	Fred S. Zeidman

/s/	Larry E. Lenig, Jr.	Chief Executive Officer and President				March	28,	2003

	Larry E. Lenig, Jr.

/s/	Walter M. Craig, Jr.	Director				March	28,	2003

	Walter M. Craig, Jr.

/s/	William Lerner	Director				March	28,	2003

	William Lerner

/s/	John Stieglitz	Director				March	28,	2003

	John Stieglitz

/s/	Robert Knauss	Director				March	28,	2003

	Robert Knauss

/s/	Marcia H. Kendrick	Acting Chief Financial Officer and Chief Accounting				March	28,	2003
		Officer (Principal Financial and Accounting Officer)
	Marcia H. Kendrick

Sarbanes-Oxley Section 302(a) Certification

I, Larry E. Lenig, Jr. certify that:
1.	I have reviewed this annual report on Form 10-K of Seitel, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ Larry E. Lenig, Jr.

Larry E. Lenig, Jr. President and Principal Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Marcia H. Kendrick, certify that:
1.	I have reviewed this annual report on Form 10-K of Seitel, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ Marcia H. Kendrick

Marcia H. Kendrick Principal Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Seitel, Inc.:

     We have audited the accompanying consolidated balance sheets of Seitel, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seitel, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A in the accompanying consolidated financial statements, the Company is not in compliance with certain of its debt covenants. Management's plans in regard to this matter are also described in Note A. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note B in the consolidated financial statements, effective January 1, 2002, the Company changed its method of recording amortization expense relative to its seismic data library.

     As discussed in Note D in the accompanying consolidated financial statements, the Company restated its financial statements for the year ended December 31, 2000.

                                                                                                                ERNST & YOUNG LLP

Houston, Texas

March 27, 2003

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)
	December 31,

	2002	2001

ASSETS

Cash and equivalents	$21,517	$25,223
Restricted cash	4,469	-
Receivables
Trade, less allowance for doubtful accounts of $834 and $500 at
December 31, 2002 and 2001, respectively	34,536	56,095
Notes and other	14,372	4,210

Seismic data library (Note B)	809,168	839,228
Less: Accumulated amortization	(524,772)	(383,383)

Net seismic data library	284,396	455,845

Property and equipment, at cost	30,399	18,165
Less: Accumulated depreciation and amortization	(10,610)	(6,238)

Net property and equipment	19,789	11,927

Oil and gas operations held for sale (Note C)	656	93,956
Investment in marketable securities	5	2,501
Deferred income taxes (Note E)	11,322	-
Prepaid expenses, deferred charges and other	7,074	11,712

TOTAL ASSETS	$398,136	$661,469

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)
	December 31,

	2002	2001

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$13,604	$28,389
Accrued liabilities	15,451	13,959
Employee compensation payable	2,336	2,895
Income taxes payable	916	2,646
Oil and gas operations held for sale (Note C)	94	3,962
Debt (Note F)
Senior Notes	255,000	255,000
Line of credit	-	1,319
Term loans	8,622	9,375
Obligations under capital leases (Note G)	8,439	2,656
Financial guaranty (Note H)	554	-
Deferred income taxes	-	351
Deferred revenue (Note A)	56,084	97,330

TOTAL LIABILITIES	361,100	417,882

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued and outstanding 25,811,601 and 25,810,603 at December 31, 2002
and 2001, respectively	258	258
Additional paid-in capital	166,630	166,456
Retained earnings (deficit)	(121,793)	91,624
Treasury stock, 435,918 and 735,918 shares at cost at December 31, 2002 and
2001, respectively	(5,373)	(9,072)
Notes receivable from officers and employees for stock purchases	(1,178)	(3,776)
Accumulated other comprehensive loss	(1,508)	(1,903)

TOTAL STOCKHOLDERS' EQUITY	37,036	243,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$398,136	$661,469

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Year Ended December 31,

	2002	2001	2000

			(Restated)
			See Note D
REVENUE(1)	$149,795	$115,238	$113,887

EXPENSES:
Depreciation and amortization	130,251	49,766	52,232
Cost of sales	928	1,196	738
Selling, general and administrative	71,851	34,885	35,086
Impairment of seismic data library	82,964	-	-

	285,994	85,847	88,056

INCOME (LOSS) FROM OPERATIONS	(136,199)	29,391	25,831
Interest expense	(20,734)	(13,847)	(13,063)
Interest income	379	782	957
Dividend income	13	2	22
Loss on sale of marketable securities	(332)	-	-

Income (loss) from continuing operations before
income taxes and cumulative effect of changes in	(156,873)	16,328	13,747
accounting principles
Provision (benefit) for income taxes	(18,304)	6,748	5,639

Income (loss) from continuing operations before cumulative effect
of changes in accounting principles	(138,569)	9,580	8,108
Discontinued operations:
Income (loss) from operations (including loss from disposal of
$60,172 in 2002) before income taxes	(62,709)	(37,805)	5,541
Income tax provision (benefit)	-	(13,232)	1,939

Income (loss) from discontinued operations	(62,709)	(24,573)	3,602

Cumulative effect of changes in accounting principles, net of tax
benefits of $5,994 and $8,859, in 2002 and 2000, respectively	(11,162)	-	(14,219)

NET LOSS	$(212,440)	$(14,993)	$(2,509)

Earnings (loss) per share:(2)
Basic:
Income (loss) from continuing operations	$(5.48)	$.38	$.34
Income (loss) from discontinued operations	(2.48)	(.98)	.15
Cumulative effect of changes in accounting principles	(.44)	-	(.59)

Net income (loss)	$(8.40)	$(.60)	$(.10)

Diluted:
Income (loss) from continuing operations	$(5.48)	$.37	$.34
Income (loss) from discontinued operations	(2.48)	(.95)	.15
Cumulative effect of changes in accounting principles	(.44)	-	(.59)

Net income (loss)	$(8.40)	$(.58)	$(.10)

Weighted average number of common and common equivalent
shares:
Basic	25,300	24,986	23,909

Diluted	25,300	25,692	24,090

(1)	Non-cash revenue and the percentage of total revenue for the years ended December 31, 2002, 2001 and 2000 are $52,525,000 (35.1%), $18,219,000 (15.8%) and $7,330,000 (6.4%), respectively.

(2)

For pro forma disclosure of earnings and earnings per share information related to the 2002 change in accounting principle for seismic data library amortization as if it had been in effect for all periods presented, see Note B.

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Accumulated
								Notes	Other
								Receivable	Compre-
	Compre-	Common Stock		Additional		Treasury Stock		from	hensive
	hensive			Paid-In	Retained			Officers &	Income
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	(Loss)

Balance, December 31, 1999		24,285,795	$243	$147,549	$110,117	(680,518)	$(6,279)	$(6,915)	$(1,691)
Net proceeds from issuance of
common stock upon exercise
of options		1,020,722	10	10,180	-	-	-	-	-
Tax reduction from exercise of
stock options		-	-	1,814	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(330,400)	(4,849)	-	-
Issuance of common stock in
connection with restructuring		-	-	-	(991)	375,000	3,461	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	1,950	-
Net loss	$(2,509)	-	-	-	(2,509)	-	-	-	-
Foreign currency translation
adjustments	837	-	-	-	-	-	-	-	837
Unrealized gain on marketable
securities net of income tax
expense of $333	663	-	-	-	-	-	-	-	663

Comprehensive loss	$(1,009)

Balance, December 31, 2000
(Restated, see Note B)		25,306,517	253	159,543	106,617	(635,918)	(7,667)	(4,965)	(191)
Net proceeds from issuance of
common stock upon exercise
of options		504,086	5	6,398	-	-	-	-	-
Tax reduction from exercise of stock
options		-	-	515	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(100,000)	(1,405)	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	1,189	-
Net loss	$(14,993)	-	-	-	(14,993)	-	-	-	-
Foreign currency translation
adjustments	(1,733)	-	-	-	-	-	-	-	(1,733)
Unrealized gain on marketable
securities net of income tax
expense of $14	21	-	-	-	-	-	-	-	21

Comprehensive loss	$(16,705)

Balance, December 31, 2001		25,810,603	258	166,456	91,624	(735,918)	(9,072)	(3,776)	(1,903)
Net proceeds from issuance
of common stock upon
exercise of options		998	-	9	-	-	-	-	-
Tax reduction from exercise of
stock options		-	-	165	-	-	-	-	-
Issuance of common stock in
connection with employee
agreements		-	-	-	(977)	300,000	3,699	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	751	-
Allowance for notes receivable		-	-	-	-	-	-	1,847	-
Net loss	$(212,440)	-	-	-	(212,440)	-	-	-	-
Foreign currency translation
adjustments	89	-	-	-	-	-	-	-	89
Unrealized gain on marketable
securities	1	-	-	-	-	-	-	-	1
Reclassification adjustment for
losses included in income, net
of tax benefit of $75	305	-	-	-	-	-	-	-	305

Comprehensive loss	$(212,045)

Balance, December 31, 2002		25,811,601	$258	$166,630	$(121,793)	(435,918)	$(5,373)	$(1,178)	$(1,508)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

			(Restated)
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities of continuing operations:
Net loss	$(212,440)	$(14,993)	$(2,509)
(Income) loss from discontinued operations, net of tax	62,709	24,573	(3,602)
Cumulative effect of changes in accounting principle, net of tax	11,162	-	14,219
Depreciation and amortization	130,738	49,779	52,283
Impairment of seismic data library	82,964	-	-
Allowance for collection of trade receivables	650	30	300
Allowance for collection of notes and other receivables	9,512	-	-
Deferred income tax provision (benefit)	(5,679)	(5,142)	(344)
Non-cash sales	(52,525)	(18,219)	(7,330)
Non-cash dividend income	-	-	(22)
Loss on sale of marketable securities	332	-	-
Write off of deferred financing costs	321	-	-
Gain on sale of property and equipment	(80)	-	-
Common stock issued as compensation	444	-	2,470
(Increase) decrease in receivables	208	5,499	(7,218)
(Increase) decrease in other assets	2,309	(3,056)	(1,836)
Increase (decrease) in deferred revenue	(9,832)	(4,134)	10,184
Increase (decrease) in accounts payable and other liabilities	923	(3,570)	12,939

Net cash provided by operating activities of continuing operations	21,716	30,767	69,534

Cash flows from investing activities:
Cash invested in seismic data	(40,986)	(71,922)	(55,423)
Cash paid to acquire property and equipment	(8,933)	(7,643)	(2,130)
Cash received from disposal of property and equipment	2,540	-	-
Net proceeds from sale of marketable securities	2,490	-	-
Increase in restricted cash	(4,469)	-	-

Net cash used in investing activities of continuing operations	(49,358)	(79,565)	(57,553)

Cash flows from financing activities:
Borrowings under line of credit	20,274	112,771	64,436
Principal payments under line of credit	(21,579)	(151,440)	(64,936)
Borrowings on term loans	3,104	10,000	-
Principal payments on term loans	(3,885)	(625)	(33)
Principal payments on capital lease obligations	(1,264)	(110)	(41)
Proceeds from issuance of senior notes	-	107,000	-
Principal payments under senior notes	-	(18,333)	(18,334)
Proceeds from issuance of common stock	9	6,437	10,221
Costs of debt and equity transactions	-	(1,148)	(31)
Repurchase of common stock	-	(1,405)	(4,849)
Loans to officers, employee and director	(65)	(3,194)	(591)
Payments on notes receivable from officers, employees and director	776	1,302	1,951

Net cash provided by (used in) financing activities of
continuing operations	(2,630)	61,255	(12,207)
Effect of exchange rate changes	138	(1,804)	884
Net cash provided by (used in) discontinued operations	26,428	4,354	4,370

Net increase (decrease) in cash and equivalents	(3,706)	15,007	5,028
Cash and equivalents at beginning of period	25,223	10,216	5,188

Cash and equivalents at end of period	$21,517	$25,223	$10,216

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE A-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations:    Seitel, Inc. (the "Company") owns a library of onshore and offshore seismic data that it offers for license to oil and gas companies. The majority of the Company's seismic surveys cover the U.S. Gulf Coast, onshore and offshore, extending from Texas to Florida, North Louisiana, Mississippi, East Texas, the Rocky Mountain region and Western Canada. The Company maintains warehouse and storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its wholly owned subsidiaries, Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd. (collectively, "Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

     In the course of its operations, the Company is subject to certain risk factors, including, but not limited to, the following: competition, industry conditions, volatility of oil and gas prices, operating risks, dependence of key personnel, geographic concentration of operations and compliance with governmental regulations.

     Basis of Presentation:     The accompanying consolidated financial statements include the accounts of Seitel, Inc. and the accounts of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the prior years' financial statements to conform to the current year's presentation.

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

     Substantial Doubt About the Company's Ability to Continue as a Going Concern:     The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As more fully described in Note F, the Company is not in compliance with various covenants in its debt agreements. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

     The Company is presently negotiating with the holders of its Senior Notes ("Noteholders") to implement a restructuring of the Senior Notes; however, there can be no assurance that such negotiations will be successful or that they will result in a modification under which the Company can operate. If the Company is unable to obtain such long-term modifications, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated, the Company would be unable to satisfy its obligations under the Senior Notes without additional or replacement sources of financing. It is likely that the Company would not be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes could result in the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     Due to the level of the Company's debt and the Company's non-compliance with certain covenants, (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, (ii) the Company's ability to obtain additional financing in the future may be limited, and (iii) the Company's flexibility in reacting to changes in the operating environment and economic conditions may be limited. In connection with the conclusion of the matters described in the preceding paragraph, the Company may be forced to take actions such as reducing or delaying capital expenditures, reducing costs and selling assets.

     As a result of the Company's present financial condition and the possibility that the Company may be unable to satisfy its future obligations, customers of the Company may refuse to enter into large data licensing agreements and contractors may refuse to provide services to the Company without receiving payment in advance. A significant loss of customers or agreements with contractors would have a material adverse effect on the financial condition of the Company.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Contractual Obligations:     As of December 31, 2002, the Company had approximately $281.2 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):
		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (Note F) (1)	$263,622	$263,500	$122	$-	$-
Capital lease obligations (Note G)	8,439	2,247	1,584	2,430	2,178
Operating lease obligations (Note G)	9,143	1,469	1,308	1,174	5,192

Total contractual cash obligations	$281,204	$267,216	$3,014	$3,604	$7,370

(1)

As described in Note F, these debt obligations have contractual maturities ranging from 2003 to 2011. Since the Company is in non-compliance with certain of the covenants related to this debt, the maturities have been reflected as due in 2003.

     Use of Estimates and Assumptions:    In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.

     The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for its seismic data library, litigation and its now discontinued oil and gas operations, as described below. In addition, management adopted a new accounting principle and revised several of the key assumptions and estimates in the Company's accounting for its seismic data library in 2002 (see Note B).

     The Company's accounting for its seismic data library requires it to make significant estimates and assumptions relative to future sales and cash flows from such library. Any changes in the Company's estimates or underlying assumptions will impact the Company's income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses. In addition, based on future events, the Company may make changes in the estimated useful life of the asset. Changes in the underlying assumptions regarding future sales and cash flows from the library or revisions to its estimated useful life may cause the Company's prospective amortization expense to decrease or increase materially or for significant impairment losses to be recognized. If such changes or revisions take place in the future, the effect on the Company's reported results can be significant to any particular reporting period.

     In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data acquired and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses. These transactions are valued at the fair value of the data received by the Company or licenses granted by the Company, whichever is more clearly determinable. In addition, in significant exchanges, the Company obtains third-party appraisals to corroborate its estimate of the fair value of the transactions. The Company's estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time. If the Company's estimate of the fair value of such transactions were to change, the revenue recognized and the related amortization expense would increase or decrease accordingly.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Company: (i) is involved in civil lawsuits including securities-related shareholder suits, litigation with former executives and directors of the Company and other commercial litigation, (ii) is the subject of a formal investigation being conducted by the SEC Office of Enforcement and (iii) has been notified that the U.S. Attorney's office for the Southern District of Texas is investigating events leading up to the departure of certain former executives. These matters are in various stages of progress. In some cases, management expects that these matters may extend for a long period of time in the future. The Company estimates the amount of potential exposure it may have with respect to these matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies."

     In developing its estimates of exposure, the Company considers all factors relevant to the likelihood of its success in these matters and makes a number of assumptions relative to what amounts, if any, may be required to be paid by the Company in the future relative to these matters. Due to the inherent unpredictability of significant future events relative to these matters, it is possible that one or more of these matters may ultimately be settled or adjudicated in a manner inconsistent with the Company's current expectation. Should that occur, the Company may be required to record an expense, which is in addition to any liabilities already established for such matters in accordance with SFAS No. 5, that could be material to its financial statements for any particular reporting period.

     The Company's oil and gas operations are presented in the financial statements as discontinued operations. The amounts in discontinued operations include depreciation, depletion and amortization and impairment losses related to its oil and gas assets. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of proved oil and gas reserves and the present value of estimated cash flows therefrom. In 2002, the impairment losses related to the oil and gas properties held for sale were determined based on the value of such reserves, which approximated third-party offers to purchase the properties. There are numerous uncertainties in estimating the quantity of proved reserves and in projecting the future rates of production and timing of development expenditures. Refer to Note R, "Supplemental Oil and Gas Information" for additional information regarding the process of estimating proved oil and gas reserve quantities and related values.

     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. To the extent management's estimates and assumptions change in the future, the Company's future profitability may improve or decline significantly based on such changes.

     Revenue Recognition:

     Revenue from Data Acquisition

     Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period which generally correspond to costs incurred and work performed. These payments are non-refundable. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally less than nine months, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends. The exclusivity period is typically six months.

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

     The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the contracts that are described above. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The license agreement governs all data delivered to the customer during the term. Payment terms under the contracts vary from 30 days to 18 months depending on the size of the transaction. All payments due are non cancelable and all payments made are non-refundable. The customer has access to all available data covered by the contracts on the date the contract is executed. If the contract allows licensing of data that is not currently available, revenue is deferred until such time that the data is available for licensing. The contracts permit selection of the data in its present form and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included, in which case revenue with respect to such data would be deferred until performance is met. Copies of the data are available to the customer immediately upon request.

     The Company recognizes revenue from licensing of seismic data when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. The Company does not recognize revenue for amounts billed in advance of being earned until these conditions are met. For revenue that is deferred, the Company defers the direct costs (primarily commissions) related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Revenue from Non-Monetary Data Licenses

     In certain cases, the Company grants its customer a non-exclusive license to selected data from its library in exchange for ownership of seismic data from the customer. The data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. The exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary data exchanges.

     The Company records a data library asset for the seismic data acquired at the time the contract is entered into and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses, that is, when the data is selected by the customer. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

     The Company determines fair value of data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In significant exchanges, the Company also engages an independent third party to confirm the fairness of the Company's valuation of the data received. In 2001, the Company obtained third party fairness opinions on all non-monetary exchanges valued at $800,000 or more. Effective January 1, 2002, the Company obtained third party fairness opinions on all non-monetary exchanges of $500,000 or more. The Company obtains these opinions on an annual basis, usually in connection with the preparation of its annual financial statements. The Company's valuations of all significant exchange transactions during 2002 and 2001 were found to be fair by the independent third party evaluators.

     In 2002, 2001 and 2000, the Company recorded seismic data library assets of $13,551,000, $57,045,000 and $12,435,000, respectively, from non-monetary exchanges of seismic data, including exchanges in which the Company and the customer simultaneously issued equivalent cash payments to each other. Revenue on a significant portion of the non-monetary exchange transactions was initially deferred in accordance with the Company's accounting policy. Because of data selections by customers, the Company recognized revenue of $44,965,000, $14,875,000 and $4,049,000 in 2002, 2001 and 2000, respectively, from this activity.

     Revenue from Solutions

     Revenue from Solutions is recognized as the services are provided.

    Trade Receivables:    The Company determines the adequacy of its allowance for doubtful accounts based on a periodic review of specific receivables for which revenue has been recognized.

     In certain transactions, the Company may permit a customer to make payments on receivables over a period of time. If such payments extend beyond one year from the transaction date, the Company discounts such receivable and recognizes interest income over the term of the payments.

     Property and Equipment:    Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Marketable Equity Securities:    The Company accounts for its marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income (loss) included in stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

     At December 31, 2002 and 2001, total unrealized gains on marketable securities were $7,000 and $788,000, respectively, and total unrealized losses on marketable securities were $66,000 and $2,151,000, respectively. The deferred tax benefit on the net losses were $3,000 and $1,002,000 at December 31, 2002 and 2001, respectively.

     Debt Issue Costs:    Debt issue costs related to the Company's Senior Notes are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheet. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2002 and 2001, unamortized debt issue costs were $1,350,000 and $1,745,000, respectively. As discussed in Note A, the Company is pursuing a number of restructuring alternatives, which involve the reduction of significant portions of its debt. If the Company's debt is reduced, through conversion to equity or otherwise, a ratable portion of the debt issue costs would be expensed at that time.

     Income Taxes:    The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2002, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $12.8 million.

     Software Development Costs:    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release. Software development costs capitalized include direct labor costs and overhead costs attributed to programmers and software engineers working on products after they reach technological feasibility but before they are generally available for sale or use. Capitalized costs are amortized over the estimated product life of three to five years using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. Amortization expense for 2002 was $376,000. No amortization expense was recorded in 2001 and 2000. Software development costs capitalized in 2002 and 2001 were $356,000 and $459,000, respectively, and are included in furniture, fixtures and other property. The unamortized capital costs as of December 31, 2002 and 2001 were $379,000 and $459,000, respectively.

     Foreign Currency Translation:    For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity. Accumulated translation losses were $1,452,000 and $1,542,000 at December 31, 2002 and 2001, respectively. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaling $125,000, $(315,000) and $(233,000) for 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

     Use of Derivatives:    The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments. As of December 31, 2002 and 2001, the Company did not have any open foreign exchange contracts.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

     Earnings per Share:    In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income per share for 2002, 2001 and 2000 consist of the following (in thousands, except per share amounts):
	Year Ended December 31,

	2002	2001	2000

			(Restated)
Income (loss) from continuing operations before cumulative	$(138,569)	$9,580	$8,108
effect of changes in accounting principles
Income (loss) from discontinued operations, net of tax	(62,709)	(24,573)	3,602
Cumulative effect of changes in accounting principles, net of tax	(11,162)	-	(14,219)

Net loss	$(212,440)	$(14,993)	$(2,509)

Basic weighted average shares	25,300	24,986	23,909
Effect of dilutive securities: (1)
Options and warrants	-	706	181

Diluted weighted average shares	25,300	25,692	24,090

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(5.48)	$.38	$.34
Income (loss) from discontinued operations	(2.48)	(.98)	.15
Cumulative effect of changes in accounting principles	(.44)	-	(.59)

Net loss	$(8.40)	$(.60)	$(.10)

Diluted:
Income (loss) from continuing operations	$(5.48)	$.37	$.34
Income (loss) from discontinued operations	(2.48)	(.95)	.15
Cumulative effect of changes in accounting principles	(.44)	-	(.59)

Net loss	$(8.40)	$(.58)	$(.10)

(1)

A weighted average year-to-date number of options and warrants to purchase 7,710,000, 1,974,000, and 6,379,000 shares of common stock were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Stock-Based Compensation:    The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and expensed pro-rata over the vesting period of the awards, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):
	2002	2001	2000

Net loss			(Restated)
As reported	$(212,440)	$(14,993)	$(2,509)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	(3,816)	(9,346)	(9,282)

Pro forma	$(216,256)	$(24,339)	$(11,791)

Basic loss per share
As reported	$(8.40)	$(.60)	$(.10)
Pro forma	$(8.55)	$(.97)	$(.49)
Diluted loss per share
As reported	$(8.40)	$(.58)	$(.10)
Pro forma	$(8.55)	$(.95)	$(.49)

     Fair Value of Financial Instruments:    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair values as of December 31, 2002 and 2001, due to the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes approximates $172,629,000 and $284,554,000 as of December 31, 2002 and 2001, respectively, compared to the book value of $255,000,000 at both December 31, 2002 and 2001. The book value of the Company's revolving line of credit and the term loans approximates fair value due to the variable interest rates under the agreements.

     Comprehensive Income:    In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income in the consolidated statements of stockholders' equity for the three years ended December 31, 2002. Accumulated other comprehensive income for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

     Recent Accounting Pronouncements:    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this standard on January 1, 2003. The adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities." This Statement requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on its financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for 2002 and are provided in Note H. The Company does not expect FIN 45 to have a material effect on its results of operations or balance sheet.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Compensation, Transition and Disclosure--an Amendment of SFAS No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, this Statement requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company in 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25, and the Company adopted the additional disclosure provisions of SFAS No. 148 in the accompanying consolidated financial statements.

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have an interest in any variable interest entities therefore, the adoption of this interpretation will not have an impact on the financial position or results of operations of the Company.

NOTE B-SEISMIC DATA LIBRARY

     The seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis. Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and amortized principally on the income forecast method subject to a maximum amortization period determined based on the type of data.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The following table sets forth a summary of the Company's seismic data library (in thousands):

	As of December 31,

	2002	2001

Gross costs of seismic data:
Data created	$717,986	$678,596
Data purchased	76,788	77,145
Data acquired by trade	97,358	83,487
Impairment losses	(82,964)	-

Total gross cost of data	809,168	839,228

Less:
Accumulated amortization	(461,909)	(383,383)
Change in accounting principle	(17,156)	-
Revision of useful life	(45,707)	-

Net seismic data library	$284,396	$455,845

     At December 31, 2002 and 2001, 2.4% and 2.6%, respectively, of the net book value of the seismic data library were projects in progress.

Costs of Seismic Data Library

     For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more clearly determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of a specified amount ($500,000 in 2002 and $800,000 in 2001), the Company also obtains an opinion of fair value from a third party to support the amount capitalized with respect to such data.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $1,716,000 in 2002, $1,785,000 in 2001 and $1,171,000 in 2000.

     In addition, prior to 2002, the Company capitalized an allocated portion of certain other internal costs, such as salaries, benefits and other costs incurred for seismic data project design and management. In 2002, the Company limited such other capitalized costs to salaries and benefits for a small group of employees. Capitalized costs related to this project design and management activity were $428,000 in 2002, $4,018,000 in 2001 and $3,546,000 in 2000. Effective January 1, 2003, the Company will no longer capitalize any portion of these project design and management costs.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Data Library Amortization

     Prior to 2002, the Company's created seismic data was amortized on the income forecast method, purchased data constituting more than 5% of the seismic data library was amortized on the greater of the income forecast method or a ten year straight-line schedule and other purchased data was amortized generally on a ten year straight-line schedule.

     Effective January 1, 2002 (see "Change in Accounting Principle" below), the Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful economic life of the data.

     The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data survey over its estimated useful economic life. That forecast is made by the Company at project initiation and is reviewed and updated periodically. If, during any such review and update, the Company determines that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey the Company increases the amortization rate attributable to future revenue from such survey. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of its seismic data library, and if required under "SFAS" No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such data. See discussion on "Seismic Data Library Impairment" below.

     The actual rate of amortization, as a percentage of seismic revenue, for the past three years was 84%, 43% and 46% for 2002, 2001 and 2000, respectively. The actual rate of amortization in future years will depend on such location of specific seismic surveys licensed and selected by the Company's customers during the year. Effective January 1, 2003, the Company assigns a specific amortization rate to each of fourteen separately identified segments of its seismic data library based on its estimate of future sales from each segment. The amortization rates vary by segment and range from a low of 37% to a high of 86% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of December 31, 2002.

     The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the income forecast method. The cumulative income forecast amortization is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for a specific survey, additional amortization expense is recorded. This requirement is applied regardless of future-year revenue estimates for the survey and does not consider the existence of deferred revenue with respect to the survey. As discussed below in "Revision of Useful Life of Data Library," the Company revised its useful life estimate in the fourth quarter of 2002 from ten years to five years with respect to offshore data and from ten years to seven years with respect to onshore data.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Change in Accounting Principle

     In the second quarter of 2002, the Company changed its accounting policy for amortizing its created seismic data library from using the income forecast method to the greater of the income forecast method or the straight-line method over its useful life and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. The Company changed its accounting policy in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002.  Pro forma net income for the years ended December 31, 2001 and 2000, assuming the revised amortization policy had been applied retroactively in each period, was as follows (in thousands, except per share amounts):

	Year Ended December 31,

Description	2001	2000

Income from continuing operations:
As reported	$9,580	$8,108
Pro forma	5,178	3,765

Income from continuing operations per share:
As reported, basic	$.38	$.34
Pro forma, basic	.21	.16
As reported, diluted	.37	.34
Pro forma, diluted	.20	.16

Net loss:
As reported	$(14,993)	$(2,509)
Pro forma	(19,395)	(6,852)

Net loss per share:
As reported, basic	$(.60)	$(.10)
Pro forma, basic	(.78)	(.29)
As reported, diluted	(.58)	(.10)
Pro forma, diluted	(.75)	(.28)

Revision of Useful Life

     In the fourth quarter of 2002, the Company reevaluated its estimate of the useful life of its seismic data library. The Company considered a number of factors, including, among others, the impairment losses it recorded in 2002, minimum amortization charges the Company recorded during the first three quarters of 2002 pursuant to its new amortization policy and seismic industry conditions. As a result, in the fourth quarter of 2002, the Company revised the estimated useful life of its seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

     Since certain surveys within the seismic data library were older than the revised estimate of useful life the Company recorded additional amortization expense of $45.7 million on the date the revision became effective, October 1, 2002. In addition, the Company recorded minimum amortization charges of $8.7 million in the fourth quarter of 2002, pursuant to the revised estimates of useful lives.

     As a result of the adoption of the new accounting principle described above and the revision of the estimates of the useful lives of the seismic data in the fourth quarter of 2002, all of the Company's seismic data library will be amortized on the greater of the income forecast method or straight-line amortization over five or seven years, as applicable, in the future.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Seismic Data Library Impairment

     As events or conditions require, the Company evaluates the recoverability of its seismic data library in accordance with SFAS No. 144. The Company evaluates its seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

     Prior to the fourth quarter of 2002, the Company evaluated its seismic data library in the following components: (a) Gulf of Mexico offshore data, (b) Gulf Coast onshore data, (c) Rocky Mountain region data (including U.S. areas outside the Gulf Coast), (d) Canadian data, and (e) international data outside of North America.

     In the fourth quarter of 2002, the Company reevaluated the level which constitutes the lowest level of independently identifiable cash flows. In its reevaluation, the Company considered the results of the comprehensive forecasting process that had been undertaken by management in the fourth quarter of 2002, recent sales trends and management's expectations relative to its ability to attribute revenues to lower survey aggregation levels. The results of management's analysis indicated that the Company could reasonably forecast the future sales at levels lower than previously practicable. Accordingly, in the fourth quarter of 2002, the Company refined its impairment evaluation methodology to evaluate its seismic data library in components based on the Company's operations and geological and geographical trends, and as a result, established the following data library segments for purposes of evaluating impairments: (I) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II) North American onshore comprised of the following components: (a) Texas Gulf Coast, (b) North, East and West Texas, (c) South Louisiana and Mississippi, (d) North Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows with the carrying value of each library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component's carrying amount. The difference is recorded as an impairment loss equal to the difference between the library component's carrying amount and the discounted future value of the expected revenue stream.

     For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating historical revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base and expected changes in technology. The cash flow estimates exclude expected future revenues attributable to non-monetary data exchanges and future data creation projects.

     The estimation of future cash flows is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the preceding paragraph, among others. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic data library, which could be material to any particular reporting period.

     During the second quarter of 2002, the Company recorded a non-cash impairment loss on its Gulf of Mexico offshore and its Rocky Mountain region seismic data totaling $25.7 million. Based on industry conditions and the recent revenue performance of these library components, the Company determined that its estimate of future cash flows in these library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of these library components by discounting their estimated future net cash flows. The resulting difference between the estimated fair value and the carrying value was recorded as an impairment loss.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     During the fourth quarter of 2002, the Company determined that a further impairment of its seismic data library had occurred primarily due to current industry conditions and the recent level of cash sales in certain of its library components. As a result, the Company revised its estimated future net cash flows and, based on the fair value of its library components, recorded an impairment loss totaling $57.3 million relative to the following components: (i) offshore deep water, (ii) offshore multi-component, (iii) North, East and West Texas, (iv) South Louisiana and Mississippi, (v) North Dakota, (vi) other United States, (vii) Canada and (viii) international data outside North America.

NOTE C-DISCONTINUED OPERATIONS

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations.

     In connection therewith, on July 3, 2002, the Company entered into a purchase and sale agreement with an independent oil and gas company for the sale of a majority of the Company's oil and gas assets. The initial sale was completed on August 2, 2002. The purchaser also exercised its option to purchase a portion of the remaining oil and gas assets; that sale was completed on September 12, 2002. Remaining oil and gas assets consist of six properties in which the Company has a non-operated working interest. The remaining carrying value of these properties is $389,000, and the Company continues to market such oil and gas assets for sale.

     As a result of its decision to dispose of these operations, in 2002 the Company recorded non-cash impairment losses of $58,947,000, determined as the sum of (i) sale proceeds received, net of cost to sell and (ii) estimated sales value of remaining properties. Additionally, in 2002, the Company recorded severance costs relating to the oil and gas operations of $1.2 million in accordance with certain employment contracts.

     Revenue from the discontinued operations was $7,768,000, $21,091,000 and $24,435,000 for 2002, 2001 and 2000, respectively. Pre-tax income (losses) from the discontinued operations were $(62,709,000), $(37,805,000) and $5,541,000 for 2002, 2001 and 2000, respectively.

     The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE D-RESTATEMENT OF FINANCIAL STATEMENTS

     Effective for the fiscal year ended December 31, 2001, the Company determined that the timing and amount of reported revenue from certain data licensing contracts and certain data acquisition contracts warranted revision to the reported results for the nine months ended September 30, 2001 and the year ended December 31, 2000. The revisions to revenue recognition under the seismic data licensing agreements are based upon the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The effect of these revisions was to defer revenue previously recognized under certain seismic data licensing agreements until selection of specific data is made by the customer. The deferral in revenue resulted in an increase in deferred revenue. Associated with the deferral of the revenue on these contracts, the Company also deferred the direct costs (primarily commissions) related to the revenue, which resulted in an increase in prepaid expenses. The Company also recognized a reduction in amortization expense, which is recorded as an adjustment to accumulated amortization, and in income tax expense, which is recorded as an adjustment to deferred taxes. The change in revenue recognition effective January 1, 2000, was recorded as a cumulative effect adjustment in 2000, which means that the net effect of applying SAB 101 for periods prior to January 1, 2000 was recorded in the Statement of Operations as one amount, net of taxes.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The revisions also reflect adjustments for the amount and timing of revenue previously recognized under certain data acquisition contracts. In 2001 and 2000, the Company entered into certain acquisition contracts under which both the Company and the customer jointly participated in the acquisition process. Consequently, the Company did not assume the sole risk of service throughout the acquisition process. The Company recognized revenue under these contracts consistent with its revenue recognition policy for acquisition contracts. The Company determined that revenue previously recognized for amounts funded by customers under these contracts should be used to reduce the Company's recorded cost of creating the seismic data. The Company continues to have sole ownership of the newly created data. The reduction of revenue resulting from these revisions also reduced the Company's amortization expense, which is recorded as an adjustment to accumulated amortization, and income tax expense, which is recorded as an adjustment to deferred taxes.

     The total effect of the restatement for the year ended December 31, 2000 is summarized below (in thousands):

	Originally	As
	Reported (1)	Restated

Revenue	$139,376	$113,887
Income from continuing operations	16,815	8,108
Net income (loss)	20,417	(2,509)

(1)	Originally reported amounts reflect the reclassification of oil and gas operations as discontinued operations.

NOTE E-INCOME TAXES

     The discussion of income taxes herein does not include the income tax effects of discontinued operations as explained in Note C or the cumulative effect of the changes in accounting principles explained in Notes B and D of these consolidated financial statements.

     Income (loss) from continuing operations before provision for income taxes for each of the three years ended December 31, 2002 is comprised of the following (in thousands):

	2002	2001	2000

			(Restated)
U.S.	$(147,196)	$15,112	$8,034
Foreign	(9,677)	1,216	5,713

	$(156,873)	$16,328	$13,747

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The provision (benefit) for income taxes for each of the three years ended December 31, 2002, is comprised of the following (in thousands):

	2002	2001	2000

Current:
Federal	$(13,563)	$11,147	$5,750
State	664	202	230
Foreign	274	541	3

	(12,625)	11,890	5,983

Deferred:
Federal	(4,457)	(5,129)	(2,304)
Foreign	(1,222)	(13)	1,960

	(5,679)	(5,142)	(344)

Tax provision:
Federal	(18,020)	6,018	3,446
State	664	202	230
Foreign	(948)	528	1,963

	$(18,304)	$6,748	$5,639

     The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	2002	2001	2000

			(Restated)
Statutory Federal income tax	$(54,906)	$5,715	$4,812
State income tax, less Federal benefit	432	131	150
Tax difference on foreign earnings	2,046	525	(116)
Restructuring charge not fully benefited	-	-	887
Reduction in foreign tax rates	-	(422)	-
Change in valuation allowance	36,566	-	-
Non-deductible expenses and other, net	(2,442)	799	(94)

Income tax expense (benefit)	$(18,304)	$6,748	$5,639

    The change in valuation allowance in the above table does not include the valuation allowance attributable to discontinued operations of $21,948,000.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2002 and 2001 were as follows (in thousands):

	Deferred Tax Assets
	(Liabilities) at December 31,

	2002	2001

Deferred revenue	$21,490	$30,327
Depreciation, depletion and amortization	30,727	-
Alternative minimum tax credit carryforward	5,099	210
Canadian net operating loss carryforward	6,141	4,729
Foreign tax credits	191	191
Accrued expenses and other	8,881	1,950

Total deferred tax assets	72,529	37,407
Less: Valuation allowance	(58,749)	(235)

Deferred tax assets, net of valuation allowance	13,780	37,172

Depreciation, depletion and amortization	-	(34,232)
Deferred expenses and other	(2,458)	(3,291)

Total deferred tax liabilities	(2,458)	(37,523)

Net deferred tax asset (liability)	$11,322	$(351)

     The Company considered (i) its non-compliance with its debt agreements and the absence of assurance that the Company's negotiations with its creditors will be successfully concluded, and (ii) the fact that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business, as negative evidence relative to the realization of its deferred tax assets. Accordingly, the Company has recorded a valuation allowance for its deferred tax assets that are not assured of realization by either offsetting existing taxable differences or carryback to open tax years. Any deferred tax assets the Company generates in the near future will also be subject to valuation allowances.

     The Company anticipates filing its tax return for 2002 and claiming a refund of approximately $14.2 million as a result of carrying back the expected taxable loss for year ended December 31, 2002. This expected refund is recorded in other receivables. As of December 31, 2002, the Company has an alternative minimum tax ("AMT") credit carryforward of approximately $5.1 million which can be used to offset regular Federal income taxes payable in future years. The AMT credit has an indefinite carryforward period. As of December 31, 2002, the Company has Canadian net operating loss (NOL) carryforwards of approximately $23.5 million which can be used to offset Canadian income taxes payable in future years. The NOL carryforwards will expire in periods through 2009.

     In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 2002, 2001 and 2000, the Company received $165,000, $515,000 and $1,814,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F-DEBT

     The following is a summary of the Company's debt at December 31, 2002 and 2001 (in thousands):
	December 31,

	2002	2001

Senior notes, Series B, 7.17%, maturing in 2003	$5,500	$5,500
Senior notes, Series C, 7.48%, maturing in 2003	4,500	4,500
Senior notes, Series D, 7.03%, maturing in 2004	20,000	20,000
Senior notes, Series E, 7.28%, maturing in 2004 through 2009	75,000	75,000
Senior notes, Series F, 7.43%, maturing in 2009	43,000	43,000
Senior notes, Series G, 7.04%, maturing in 2006	20,000	20,000
Senior notes, Series H, 7.19%, maturing in 2008	50,000	50,000
Senior notes, Series I, 7.34%, maturing in 2011	37,000	37,000
Subsidiary revolving credit agreement	-	1,319
Term loan, variable rate ranging from 4.33% to 4.775% in 2002, maturing
$2,500 in 2003 and $4,375 in 2004	6,875	9,375
Demand reducing credit facility	1,372	-
Short-term borrowings	375	-

	$263,622	$265,694

     Senior Notes:     The Company has outstanding unsecured Senior Notes totaling $255 million at December 31, 2002. The Agreements provide for interest on the Series B and C Senior Notes, which is payable semi-annually on June 30 and December 30, interest on the Series D, E and F Senior Notes payable semi-annually on February 15 and August 15, and interest on the Series G, H and I Notes payable semi-annually on April 15 and October 15. Accrued interest of $1,489,000 is included in accrued liabilities at December 31, 2002. In connection with the Standstill (defined below) executed by the Company and the Noteholders, the maturities of the Series B and C Senior Notes were extended to June 2, 2003.

     The financial covenants in the Senior Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.   As a result of the restatement of its financial statements, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company was not in compliance with, among other things, the limitation on total debt, minimum net worth, interest coverage and limitation on restricted payments and investments covenants in its Senior Notes. Effective June 21, 2002, the Company entered into a standstill agreement (the "Standstill") with the Noteholders pursuant to which the Noteholders agreed not to exercise remedies available to them under the Senior Notes as a result of existing defaults. The Standstill has been amended and extended and, subject to certain conditions, presently expires on June 2, 2003.

     During the continuance of the Standstill, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The Standstill may terminate prior to June 2, 2003 if, among other things, (i) there is an event of default by the Company under the Standstill or any subsequent defaults under the existing Senior Notes; (ii) the Company defaults on the payment of any non-excluded debt of $5,000,000 or more; (iii) the Company does not have all documentation in place to implement a restructuring of the Senior Notes by April 10, 2003; or (iv) on five business days' notice, the holders of a majority of the unpaid principal of the Notes determine to terminate the Standstill for any reason or for no reason.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Standstill provides for an increase in the interest rate payable on the Senior Notes of 25 basis points per annum above the interest rate originally provided for in each Note. In addition, an amendment to the Standstill in December 2002 provided for the deferral until June 2, 2003 of a $10 million principal payment that otherwise was scheduled to be paid on December 31, 2002.

     The Company is negotiating with the Noteholders to implement a restructuring of the Senior Notes; however, there can be no assurance that such negotiations will be successful or that they will result in a modification under which the Company can operate. If the Company is unable to obtain such long-term modifications, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated the Company would be unable to satisfy its obligations under the Senior Notes without additional or replacement sources of financing. It is likely that the Company would not be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes could result in the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

    Subsidiary Revolving Line of Credit:    The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian dollars) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. Until January 22, 2003, prime-based loans and bankers' acceptances bore interest at the rate of the bank's prime rate plus 1.75% per annum and 1.40% per annum, respectively. Effective January 22, 2003, such rates were amended to the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. However, all intercompany debt owing by Olympic to Seitel or to any Seitel U.S. subsidiary (approximately $11,710,000 at December 31, 2002) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian dollars). Subject to a requirement that such borrowing may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion.

     Term Loans:     On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The loan matures on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The Company is not in compliance with the minimum net worth, leverage ratio and interest coverage covenants of this loan. The lender has issued a notice of default but has not accelerated the debt. The Company has made all principal and interest payments due to date on this loan.

     On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime-based loans. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. On December 9, 2002, the Trust replaced the remaining balance owing under this facility with a $2.67 million (Canadian dollars) reducing demand facility, by way of prime-based loans. Monthly payments total $166,670 (Canadian dollars) plus interest. The facility matures on January 28, 2004. Until January 22, 2003, the loans bore interest at the bank's prime rate plus 2.00%. Effective January 22, 2003, the rate was amended to the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic and SEIC Holdings Ltd. However, all intercompany debt owing by the Trust to Seitel or any Seitel U.S. subsidiary (approximately $23,029,000 at December 31, 2002) has been subordinated to the repayment of the demand reducing credit facility.

     In 2002, the Company entered into short-term financing arrangements in order to finance certain of its insurance premiums. The loans are for less than one year, mature in February 2003 and June 2003 and bear interest at the rate of 5.5% and 3.77%, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Based on the non-compliance with certain of its debt covenants, the maturities of the Company's debt could be accelerated. Accordingly, aggregate maturities of the Company's debt over the next two years are as follows: $263,500,000 in 2003 and $122,000 in 2004. The debt obligations have contractual maturities ranging from 2003 to 2011. However, since the Company is in non-compliance with certain of the covenants related to certain of this debt, the maturities have been reflected as due in 2003.

NOTE G-LEASE OBLIGATIONS

     Assets recorded under capital lease obligations of $9,828,000 and $2,781,000 at December 31, 2002 and 2001, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $3,063,000 and $140,000 at December 31, 2002 and 2001, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.

     The Company leases office space under operating leases, some of which include renewal options. Rental expense for 2002, 2001 and 2000 was approximately $1,413,000, $1,170,000 and $1,148,000, respectively.

     Future minimum lease payments for the five years subsequent to December 31, 2002 and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2003	$3,514	$1,469
2004	2,218	1,308
2005	2,836	1,174
2006	210	1,049
2007	225	900
Thereafter	3,726	3,243

Total minimum lease payments	12,729	$9,143
Less amount representing interest	(4,290)

Present value of net minimum lease payments	$8,439

     The Company subleases certain of its office space. Future minimum lease payment receivables under the sublease as of December 31, 2002 are as follows: $191,000 in 2003; $190,000 in 2004; $190,000 in 2005; $137,000 in 2006; and $33,000 in 2007.

     On April 30, 2002, Olympic entered into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada. Proceeds of the sale were $3.6 million (Canadian dollars). The term of the lease is a 20-year capital lease with lease payments of: $336,000 (Canadian dollars) in years 1-5; $370,860 (Canadian dollars) in years 6-10; $409,500 (Canadian dollars) in years 11-15; and $452,340 (Canadian dollars) in years 16-20. The transaction resulted in a gain on the sale of $737,000, which has been deferred and is being recognized into income over the term of the lease.

     The Company is in default of a guaranty issued in support of a lease for a jet aircraft leased by a wholly owned subsidiary of the Company. The lease is an operating lease and is not capitalized for financial statement purposes. The lessor has notified the Company and its subsidiary of the default, has accelerated and demanded payment of the obligations (approximately $3.3 million) pursuant to the lease and has demanded return of the jet aircraft. If the aircraft is repossessed by and sold by the lessor, it is likely that a deficiency will result, and in such event, the Company or its subsidiary will be responsible for the payment of such deficiency. Depending on the magnitude of the deficiency, if any, the Company and its subsidiary may be unable to pay such deficiency or such payment, if made by the Company, could create a default pursuant to the Standstill. The Company has accrued an estimated deficiency totaling $1.5 million as of December 31, 2002. Please read Note H, "Commitments and Contingencies."

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE H-COMMITMENTS AND CONTINGENCIES

     In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to pay the remaining balance on or before November 13, 2004. The outstanding and unpaid balance on the loan was $253,000 at March 15, 2003. The loan is presently current and not in default.

     In June 2000, the Company and certain former officers entered into modifications to then existing employment agreements. Pursuant to such modifications and subject to continued employment of such persons by the Company, as of December 31, 2002, the Company is obligated to make continuing salary payments of approximately $89,000 per month through December 2003 decreasing to approximately $70,000 until May 2004 and to make certain bonus and severance payments aggregating $736,000. Although no amendment has been entered into with respect to such payments, the Company has reduced the monthly amounts being paid to such former officers to an aggregate of $10,000 per month.

Internal and Securities and Exchange Commission Investigations

     The Company is the subject of a formal investigation by the SEC Office of Enforcement. During the course of an internal investigation, the Company discovered that two former executive officers may have improperly converted corporate funds for their personal use, including certain unearned advances. Immediately following such discovery, the Company notified the SEC regarding the findings of the internal investigation. In December 2002, the SEC issued an "Order Directing Private Investigation and Designating Officers To Take Testimony," commonly called a formal order of investigation. The Company has cooperated fully with the SEC during the course of its investigation. The Company recently was notified by the Enforcement Division of the SEC that it intends to recommend that the SEC initiate an administrative proceeding against the Company for alleged books and records and internal control violations. The Company is in settlement discussions with the SEC to resolve such matters, but is unable to predict when or if a settlement will be reached. The U.S. Attorney's office for the Southern District of Texas also is investigating events leading up to the departures of the former executives.

     The Company has sought reimbursement from the former executives and such executives have each sued the Company seeking damages for breach of employment contracts, wrongful termination, defamation and other matters. A jury verdict substantially in favor of one of the former executives has been rendered although judgment on such verdict, and the amount awarded pursuant thereto, has not yet become final (see "Litigation" below).

Litigation

     The Noteholders, holding an aggregate principal amount of $255 million of unsecured Notes issued by Seitel, have made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The Noteholders allege that their claims include that: (a) officers and directors of the Company negligently misrepresented the value of the Company's business at the time of the issuance of the Notes; (b) officers and directors of the Company negligently omitted and failed to disclose to the Noteholders accounting and other business practices that materially overstated the value of the Company's business at the time of the issuance of the Notes; and (c) officers and directors of the Company negligently failed to discover accounting and other business practices that materially overstated the value of the Company and report such matters to the Noteholders, in violation of fiduciary and other duties owed to the Noteholders. The Noteholders allege that money damages arising from the foregoing claims are not fully quantified, but will exceed $20 million and will include, without limitation, the lost value of the Noteholders' investment in the Senior Notes. Notice of the demand has been provided by the Company to its insurance carriers. The Noteholders have not commenced litigation with respect to their alleged claims. The Noteholders are Principal Life Insurance Company, Principal Life Insurance Company, on behalf of one or more separate accounts, CGU Life Insurance Company of America, Wind River Corporation, Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, The Guardian Insurance & Annuity Company, Inc., Fort Dearborn Life Insurance Company, The Guardian Life Insurance Company of America, Berkshire Life Insurance Company of America, MONY Life Insurance Company, MONY Life Insurance Company of America, Phoenix Life Insurance Company, Connecticut General Life Insurance Company, Life Insurance Company of North America, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, United of Omaha Life Insurance Company, Reliastar Life Insurance Company, Reliastar Life Insurance Company f/k/a Northern Life Insurance Company, Reliastar Life Insurance Company of New York, Security Connecticut Life Insurance Company, Trustmark Life Insurance Co., American Investors Life Insurance Company, Lonestar Partners, L.P., Pan-American Life Insurance Company, Oxford Life Insurance Company, United Life Insurance Company, SunAmerica Life Insurance Company, Republic Western Insurance Company, Cohanzick High Yield Partner, L.P., and Cohanzick Credit Opportunities Fund Ltd.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. The Company intends to vigorously defend these consolidated lawsuits. The Company and the individual defendants have filed motions to dismiss the consolidated amended complaint. No discovery has been conducted.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties have agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company intends to move to stay the cases pending resolution by the Delaware court.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Company has sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company seeks a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company, and asserts claims for breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, and unjust enrichment. Following his resignation as chairman of the board, Mr. Pearlman and the Company entered into negotiations for a restructuring of his employment agreement. During the negotiations, a document was created that Mr. Pearlman now alleges has superseded the employment agreement. The Company asserts that neither its Board of Directors, nor any of its committees, approved the document. The Company seeks a judgment declaring the effect of Mr. Pearlman's resignation on the employment agreement, whether the Company owes any amounts under the employment agreement as a result of his resignation and, if so, how much, and a judgment that the subsequent document is not binding on the Company and is not enforceable by Mr. Pearlman against the Company. The Company also asserts that Mr. Pearlman breached his duties to the Company and aided and abetted breaches of fiduciary duty by other former officers and directors. Mr. Pearlman has filed counterclaims asserting that the Board of Directors approved the subsequent document and asserts causes of action for breach of contract, fraud, negligent misrepresentation and promissory estoppel. Mr. Pearlman seeks to be realigned as the plaintiff in the action, actual damages in an amount exceeding $4,000,000, punitive damages, attorneys' fees, costs and expenses. The Court has denied Mr. Pearlman's request to be realigned, subject to reconsideration at a time closer to trial. Pursuant to an order of the Court, the Company has paid $297,381.59 into the registry of the Court in respect of funds that had been held for Pearlman's benefit under an Incentive Compensation Agreement or Supplemental Income Trust Agreement. By agreement of the parties, the Court ordered the release of the funds in the Court's registry to Mr. Pearlman on March 27, 2003. Discovery has commenced. Mr. Pearlman has filed a motion for summary judgment, which the Company has opposed. The Company intends to vigorously pursue its claims and defend against the counterclaims.

     The Company has been sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination and alleging that a press release announcing her termination was defamatory. The Company filed a counter claim against Ms. Valice seeking to recover unearned advances she received from the Company and amounts due on two notes that were accelerated pursuant to their respective terms. The case was tried in the 152nd Judicial District Court of Harris County beginning March 10, 2003. On March 18, 2003 the jury returned its verdict in the case, finding that the Company did not have cause to terminate her contract under its terms and awarded her $4,240,580 in damages; it also found defamation occurred and awarded her $159,436.50 in compensatory and $621,293 in punitive damages. The jury also ruled in favor of the Company, finding that the plaintiff breached her fiduciary duties to the Company and its shareholders and awarded the Company $621,293 in damages. It also found for the Company on the two stock notes and awarded it $396,007.50, the balance due plus interest accrued since August 6, 2002, the date of the acceleration and demand for payment was made. The requests of each party for attorneys' fees will be determined by the court. No judgment has as yet been entered by the court on the verdict and the Company intends to vigorously pursue all available post verdict relief in this matter, including seeking a judgment notwithstanding the verdict as to those parts of the verdict favorable to plaintiff.

     The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame filed suit against the Company alleging a breach of his employment contract by virtue of his asserted termination and alleging that a press release announcing his termination was defamatory. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also has filed a counter suit to recover the approximately $4,200,000 in corporate funds that the Company believes he inappropriately converted for his personal use and benefit and over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company intends to vigorously defend the suit and pursue its counterclaim. Discovery is underway although Mr. Frame has filed a motion to abate the case pending finalization of certain other matters. The Company is opposing Mr. Frame's motion to abate.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Company is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against the Company. The plaintiffs assert that the Company obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and the parties are awaiting an argument schedule from the 1st Court of Appeals in Houston, Texas. The Company intends to vigorously represent its interests in this appeal.

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas. The plaintiffs have sued a number of defendants, including Seitel, Inc. and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. The Company intends to vigorously represent its interests in this appeal.

     The Company is a party to a suit entitled Bank One, N.A. v. Paul Frame and Seitel, Inc., Cause No. 2002-43070, in the 133rd Judicial District of Harris County, Texas. The plaintiff has sued on a corporate guarantee of a note executed by the plaintiff in favor of Paul Frame. The plaintiff alleges that Frame has defaulted on the note in the amount of $540,000. The Company has filed a motion for summary judgment alleging that the guarantee was executed by Frame and not authorized by the Board of Directors, and further that the plaintiff and Frame novated the original note, which was guaranteed, with a subsequent note for which there was no guarantee. Each party has filed a Motion for Summary Judgment. The Company intends to vigorously defend the suit.

     The Company has sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell and Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company seeks recovery for fees paid and related expenses. Initial pleadings were filed on February 21, 2003. Discovery has not yet commenced.

     On March 27, 2003 the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC, as leasee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation and has demanded payment of $3,320,432.49 that GE claims is due pursuant to the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued $1.5 million as an estimate of the deficiency that would result if the Plantiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease.

     In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2002, the Company has accrued $5.9 million, which is management's best estimate of the amount that is probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at December 31, 2002, could be material to the Company's financial statements for any particular reporting period.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Given the uncertainty surrounding the ability of the Company to collect amounts due from certain former executive officers which are the subject of litigation, the Company has provided a full allowance for such amounts as of December 31, 2002 and included such charge in selling, general and administrative expenses in the accompanying statement of operations.

     The Company has resolved its disputes with Winthrop Resources Corporation ("Winthrop"). Previously, the Company was party to an action in Texas styled Cause No. 2002-34994, Seitel, Inc., et al v. Winthrop Resources Corporation, et al, in the 280th Judicial District Court, Harris County, Texas, and was a party in a Minneapolis action styled No. CT 02-011613, Winthrop Resources Corporation v. Seitel, Inc., Hennepin County District Court, Minnesota, as well as being a party to another Minneapolis action styled No. CT 02-019448, Seitel, Inc. v. Dale Olsen, Hennepin County District Court, Minnesota, all of which actions arose out of an equipment lease for computer equipment primarily used in the Company's Houston and Calgary data centers. Winthrop had alleged claims for breach of contract, an action for account stated, and replevin, and sought damages and sought a court order requiring the Company to return the equipment. The Company had brought claims seeking to set aside the lease on grounds that the lease delivered was not as represented and sought damages from Winthrop. As a result of the settlement of these disputes, the parties agreed to dismiss all litigation and enter into a new lease agreement. The settlement resulted in lower monthly payments by the Company to Winthrop with a discounted prepayment option and provides the Company with full title to all of the leased equipment upon completion of the lease payments. Specifically, the Company made an initial payment of $1.58 million, plus applicable taxes, to Winthrop in consideration for past due lease payments, and agreed to make 33 monthly payments of $165,000, plus applicable taxes. At the conclusion of the lease, the Company may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. At any time after the initial payment and the first twelve months' payments, the Company has the right to prepay the remaining balance of payments collapsed to present value using a 15% discount factor.

     The Company has settled its dispute with Rimco Production Company, Inc. ("Rimco"), styled Rimco Production Company, Inc. v. Seitel Data, Ltd., Cause No. 2002-42420, In the 295th District Court of Harris County, Texas, in which Rimco alleged that Seitel Data, Ltd. breached an agreement to provide seismic data as soon as it was processed. The settlement did not have a material impact on the Company or its financial condition.

New York Stock Exchange Listing and Toronto Stock Exchange Listing

     In March 2003, the Company's common stock was delisted from trading on the New York Stock Exchange ("NYSE"). The Company's shares currently trade on the Over-the-Counter ("OTC") Bulletin Board, in the "pink sheets" maintained by the National Quotation Bureau, Inc. and the Toronto Stock Exchange. Such alternative markets are generally considered to be less efficient than, and not as broad as, the NYSE. As a result, the market price for our common stock may become more volatile than it has been historically. In addition, these markets may provide less liquidity to shareholders than previously may have been available when the stock was traded on the NYSE. Furthermore, while the Company is currently trading on the Toronto Stock Exchange, there can be no assurance that the Company will continue to be listed on that exchange.

NOTE I-COMMON STOCK

     In December 1997, the Company's Board of Directors approved the expenditure of up to $25 million to repurchase the Company's common stock. As of December 31, 2002, the Company has repurchased 1,110,100 shares of common stock at a cost of $12,529,000 under this plan. The Company has not repurchased any shares of its common stock since June 2001. Under the terms of the Standstill, the Company is prohibited from repurchasing its common stock unless it obtains consent from the Noteholders.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of an aggregate of 800,000 shares of the Company's common stock at the then market price of $2.69 per share. Payment of 5% of the original principal balance plus accrued interest were due annually August 1, with a balloon payment of the remaining principal and interest due August 1, 2002. All loans were paid in full with the exception of three former employees. The Company has provided an allowance for collection of these notes totaling $398,000. On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of an aggregate of 794,300 shares of the Company's common stock at the then market price of $10.31 per share. Payment of 60% of the loan amount plus accrued interest is being made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% is due on October 2, 2003. The Company has provided an allowance for collection on the notes due from certain former employees totaling $1,449,000. The Company recorded related compensation expense due to the below market interest rate on these loans of $59,000, $65,000 and $98,000 for 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, the Company received $751,000, $1,189,000 and $1,950,000, respectively, as principal payments on these recourse notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE J-PREFERRED STOCK

     The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2002, no preferred stock had been issued.

NOTE K-STOCK OPTIONS AND WARRANTS

     The Company maintains various stock option plans under which the Company's officers, directors and employees may be granted options or warrants to purchase the Company's common stock. The exercise price, term and other conditions applicable to each option or warrant granted under the Company's plans are generally determined by the Compensation Committee or Board of Directors at the time of grant and may vary with each option or warrant granted. All options and warrants issued under the Company's plans are issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option or warrant agreements.

     The following summarizes information with regard to the stock option and warrant plans for 2002, 2001 and 2000 (shares in thousands):
	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	8,843	$13.55	7,226	$13.43	6,853	$13.01
Granted	312	4.59	2,437	13.75	1,694	13.89
Exercised	-	-	(504)	9.74	(1,021)	10.16
Cancelled	(3,521)	13.36	(316)	12.96	(300)	18.02

Outstanding at end of year	5,634	13.28	8,843	13.55	7,226	13.43

Options exercisable at end of year	4,774		5,919		5,817

Available for grant at end of year	2,849		1,274		1,395

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The following table summarizes information for the options and warrants outstanding at December 31, 2002 (shares in thousands):
	Options Outstanding			Options Exercisable

	Number of	Weighted		Number of	Weighted
	Options	Average	Weighted	Options	Average
Range of	Outstanding	Contractual	Average	Exercisable	Exercise
Exercise Prices	at 12/31/02	Life in Years	Exercise Price	at 12/31/02	Price

$ 2.09-$11.00	1,131	7.70	$9.34	576	$9.63
$11.38-$12.50	1,093	4.07	11.88	961	11.94
$13.50-$13.73	1,918	2.16	13.72	1,878	13.73
$13.75-$17.40	1,138	2.87	16.20	1,037	16.17
$17.50-$22.13	354	3.71	18.51	322	18.44

$ 2.09-$22.13	5,634	3.88	13.28	4,774	13.72

     The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans. Pro forma information regarding net income and earnings per share disclosed in Note A has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002			2001			2000

Range of risk-free interest rates	4.31%	-	5.32%	2.77%	-	5.35%	5.02%	-	6.06%
Dividend yields			0%			0%			0%
Range of expected stock price volatility	237.66%	-	331.8%	234.55%	-	399.84%	248.45%	-	401.22%
Range of expected life of options (years)	4.42 - 10			1.15 - 10			2.78 - 10
Weighted-average fair value
of options granted			$3.83			$13.51			$13.78

NOTE L-NON-EMPLOYEE DIRECTORS' PLANS

     The Company has a Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any director fees in a deferred cash account or as deferred shares. As of December 31, 2002, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 25,359 deferred shares in their accounts of which 1,643 shares have been distributed and 23,716 may be distributed in future years in accordance with the terms of the Deferred Compensation Plan and each director's election thereunder. No shares will be issued to a director until he has resigned, retired or his services as a director have otherwise been terminated.

     In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan which provides that each non-employee director with 10 or more years of continuous service is eligible to receive a retirement benefit based on a formula defined in the plan. The retirement benefit consists of a fixed amount based on years of service and a portion that fluctuates based on the fair market value of the Company's stock. In October 2002, the Company's Board of Directors terminated this plan. In accordance with the plan, each director became fully vested in his account. In accordance with the terms of the plan, benefits are paid when a director ceases to serve as a director of the Company on or after reaching retirement age. The Company expensed $57,000 and $82,000 related to this plan in 2002 and 2000, respectively. In 2001, the Company recorded a reduction of $32,000 in the retirement benefit related to this plan.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE M-RELATED PARTY TRANSACTIONS

     The Company paid approximately $764,000 in 2002, $31,000 in 2001 and $43,000 in 2000 to Aeroscan International Inc. ("Aeroscan") for certain acquisition data services. Approximately 4% of the equity of Aeroscan is owned by each of Robert Simon, President of Seitel Data, Ltd., a wholly owned subsidiary of the Company, and Kevin Callaghan, Chief Operating Officer of the Company, and an additional approximately 6% of the equity of Aeroscan is owned by other officers and employees of the Company. Mr. Callaghan served as a director of Aeroscan until his resignation in December 2002.

     The Company owed Helm Capital Group, Inc. and its subsidiaries ("Helm"), a company that has an executive officer who is a former director of the Company, $16,000 and $49,000 as of December 31, 2002 and 2001, respectively, for sales of seismic data they jointly own and for general and administrative expenses paid by Helm on behalf of the Company. The Company incurred charges of $88,000, $175,000 and $117,000, for these general and administrative expenses during 2002, 2001 and 2000, respectively. It is not anticipated that the Company will incur any general and administrative expenses paid by Helm on behalf of the Company in future years.

     During 2001, two former executive officers received advances against bonus and commission payments that were contingent upon achieving pre-tax profits goals during 2001. The pre-tax profits goals were not met in 2001. The Company initially determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes; however, the repayment of these notes and certain other matters are the subject of litigation proceedings between the Company and each of the former executive officers. See Note H, "Commitments and Contingencies."

     In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to pay the remaining balance on or before November 13, 2004. The outstanding and unpaid balance on the loan was $253,000 at March 15, 2003. The loan is presently current and not in default.

NOTE N-MAJOR CUSTOMERS

     No single customer accounted for 10% or more of revenue during 2002 and 2001. During 2000, one customer accounted for 13% of the Company's revenue.

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

NOTE O-STATEMENT OF CASH FLOW INFORMATION

     The Company had restricted cash at December 31, 2002 of $4.5 million of which $4.4 million was held in an escrow account pursuant to the Noteholder consent entered into in connection with the sale of the Company's oil and gas assets. The Company can use these escrowed funds upon receipt of written consent by the Noteholders. As of March 5, 2003, the balance in the escrow fund was zero.

     For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with original maturity of three months or less to be cash equivalents.

     Income taxes paid during 2002, 2001 and 2000 were $2,166,000, $13,404,000, and $6,716,000, respectively. Interest paid, net of amounts capitalized, during 2002, 2001 and 2000 was $23,578,000, $11,975,000 and $13,003,000, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Significant non-cash investing and financing activities are as follows:
1.

During 2002, 2001 and 2000, the Company had non-cash additions to its seismic data library totaling $21,111,000, $60,389,000 and $15,716,000, respectively. Of these amounts, $13,551,000, $57,045,000 and $12,435,000 resulted from non-monetary exchanges during 2002, 2001 and 2000, respectively. Additionally, in 2002, $6,659,000 resulted from offset of amounts owed to the Company for revenue on jointly owned data against amounts owed to the contractor for data acquisition costs. The balance of $901,000, $3,344,000 and $3,281,000 for 2002, 2001 and 2000, respectively, resulted from certain data creation costs which were offset against amounts due from the customer for data license fees. The offset amounts are also included in non-cash sales in the Consolidated Statements of Cash Flows.

2.	During 2002, 2001 and 2000, capital lease obligations totaling $7,064,000, $2,501,000 and $283,000, respectively, were incurred when the Company entered into leases for property and equipment.

NOTE P-INDUSTRY SEGMENTS

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In the fourth quarter of 2002, the Company reevaluated its data technology business (Solutions) and determined that its primary focus should be providing internal services to the Company by providing warehouse and storage facilities and servicing the Company's seismic data licensing customers by delivery of the data licensed. Consequently, revenue for Solutions is now considered as a part of seismic revenue. Additionally, the Company's oil and gas operations are shown as discontinued operations and therefore are not shown as a separate segment. As a result, the Company has determined that it now operates as a single reportable segment.

     Geographic information for the three years ended December 31, 2002 is as follows (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total

2002
Revenue	$113,732	$36,063	$-	$149,795
Assets	338,827	59,223	86	398,136

2001
Revenue	$91,250	$23,988	$-	$115,238
Assets	584,366	75,746	1,357	661,469

2000 (Restated)
Revenue	$86,942	$26,900	$45	$113,887
Assets	540,845	56,857	1,429	599,131

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE Q-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.
	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per share amounts)
2002
Revenue	$22,513	$47,102	$50,604	$29,576
Operating income (loss)	(5,828)	(23,377)	11,904	(118,898)
Income (loss) from continuing operations before
cumulative effect of change in accounting principle	(6,230)	(21,086)	4,669	(115,922)
Loss from discontinued operations	(876)	(57,835)	(1,490)	(2,508)
Net income (loss)	(18,268)	(78,921)	3,179	(118,430)
Earnings (loss) per share:(2)
Basic:
Income (loss) from continuing operations	$(.25)	$(.83)	$.19	$(4.57)
Loss from discontinued operations	(.03)	(2.28)	(.06)	(.10)
Cumulative effect of change in accounting
principle	(.45)	-	-	-

Net income (loss)	$(.73)	$(3.11)	$.13	$(4.67)

Diluted:
Income (loss) from continuing operations	$(.25)	$(.83)	$.19	$(4.57)
Loss from discontinued operations	(.03)	(2.28)	(.06)	(.10)
Cumulative effect of change in accounting
principle	(.45)	-	-	-

Net income (loss)	$(.73)	$(3.11)	$.13	$(4.67)

2001 (first three quarters restated)(1)
Revenue	$30,247	$24,663	$25,202	$35,126
Operating income	6,558	5,015	6,756	11,062
Income from continuing operations	1,993	1,237	2,225	4,125
Income (loss) from discontinued operations	2,038	(4,455)	(14,635)	(7,521)
Net income (loss)	4,031	(3,218)	(12,410)	(3,396)
Earnings (loss) per share:(2)
Basic:
Income from continuing operations	$.08	$.05	$.09	$.16
Income (loss) from discontinued operations	.08	(.18)	(.59)	(.30)

Net income (loss)	$.16	$(.13)	$(.50)	$(.14)

Diluted:
Income from continuing operations	$.07	$.05	$.09	$.16
Income (loss) from discontinued operations	.08	(.17)	(.58)	(.29)

Net income (loss)	$.15	$(.12)	$(.49)	$(.13)

(1)	The amounts for the first three quarters of 2001 have been restated. See Note D.

(2)

The sum of the individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

     In the fourth quarter of 2002, the Company recorded (i) $103 million of adjustments in the carrying value and revisions to the estimated useful life of its seismic data library (see Note B); and (ii) $8.2 million of costs and expenses related to litigation accruals, acceleration of certain lease obligations and allowances for collection of notes receivables.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE R-SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     As discussed in Note C, the Company sold a majority of its oil and gas assets during 2002. The remaining of the operations are held for sale and accounted for as discontinued operations. The following information concerning the Company's oil and gas operations is presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

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

     The following table sets forth estimates of proved reserves and proved developed reserves of natural gas and crude oil (including condensate and natural gas liquids) attributable to the Company's interest in oil and gas properties. The reserve estimates presented herein were prepared by the independent petroleum engineering firm of Forrest A. Garb & Associates, Inc. (formerly Garb Grubbs Harris & Associates, Inc.) in accordance with guidelines established by the SEC. It should be noted that these reserve quantities are estimates and may be subject to substantial upward or downward revisions. The estimates are based on the most current and reliable information available; however, additional information obtained through future production and experience and additional development of existing reservoirs may significantly alter previous estimates of proved reserves.

	Oil (Mbbl)	Gas (MMcf)

Proved reserves at December 31, 1999	4,461	62,057
Revisions of previous estimates	(795)	(20,999)
Purchases of reserves in place	133	697
Sales of reserves in place	(57)	(2,059)
Extensions and discoveries	339	6,285
Production	(303)	(4,390)

Proved reserves at December 31, 2000	3,778	41,591
Revisions of previous estimates	(427)	(1,543)
Sales of reserves in place	(324)	(1,268)
Extensions and discoveries	160	1,706
Production	(278)	(3,157)

Proved reserves at December 31, 2001	2,909	37,329
Revisions of previous estimates	(1,136)	(24,425)
Sales of reserves in place	(1,605)	(10,899)
Production	(146)	(1,615)

Proved reserves at December 31, 2002	22	390

Proved developed reserves -
December 31, 1999	2,355	19,608

December 31, 2000	2,149	12,376

December 31, 2001	1,450	11,440

December 31, 2002	22	390

     The proved reserves are subject to a net profits interest equivalent to 1,007 MMcf of natural gas and 33 Mbbl of crude oil at December 31, 2001.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Because the Company is accounting for its remaining oil and gas operations as a discontinued operation, no disclosure is being made for capitalized costs or results of operations as those amounts are now presented as discontinued operations in the financial statements.

     Costs Incurred in Oil and Gas Activities:    The following table sets forth the Company's costs incurred for oil and gas activities for the years ended December 31, 2002, 2001 and 2000 (in thousands):
	2002	2001	2000

Acquisition of properties:
Evaluated	$-	$-	$-
Unevaluated	3,555	9,858	6,951
Exploration costs	1,950	4,211	2,641
Development costs	59	3,531	5,175

Total costs incurred	$5,564	$17,600	$14,767

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
	December 31,

	2002	2001	2000

	(in thousands)
Cash inflows	$2,703	$152,452	$503,950
Production costs	(580)	(26,404)	(56,470)
Development costs	-	(37,038)	(40,815)
Income taxes	(601)	(15,624)	(115,108)

Future net cash flows	1,522	73,386	291,557
10 percent annual discount	(304)	(34,266)	(125,181)

Standardized measure of discounted future net
cash flows(1)	$1,218	$39,120	$166,376

(1)

Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $1,701,000, $47,269,000 and $232,693,000 as of December 31, 2002, 2001, and 2000, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Standardized measure, beginning of year	$39,120	$166,376	$72,064
Extensions and discoveries, net of related costs	-	5,573	45,001
Sales of oil and gas produced, net of production costs	(5,514)	(16,751)	(19,405)
Net changes in prices and production costs	(5,477)	(163,972)	231,194
Change in future development costs	35,025	1,366	(214)
Development costs incurred during the period that
reduced future development costs	47	1,618	3,087
Revision of previous quantity estimates	(67,144)	(5,374)	(108,365)
Purchases of reserves in place	-	-	1,222
Sales of reserves in place	(20,760)	(10,429)	(7,855)
Accretion of discount	4,727	23,269	9,480
Net change in income taxes	7,665	58,169	(43,586)
Change in production rates and other	13,529	(20,725)	(16,247)

Standardized measure, end of year	$1,218	$39,120	$166,376

	EXHIBIT INDEX	Page
Exhibit	Title	Number

3.6	Amendment to Certificate of Incorporation filed November 21, 1997	99

4.7	Form of Executive Warrant Certificate granted to certain employees of the	101
	Company in November 1997 and expiring in November 2004

10.6	Amendment to Limit Options Granted to a Single Participant under the Seitel,	113
	Inc. 1993 Incentive Stock Option Plan

10.7	Amendment to Increase Number of Shares Available for Granting Options under	115
	the Seitel, Inc. 1993 Incentive Stock Option Plan

10.19	The Company's 401(k) Plan adopted January 1, 1998	117

10.22	Amendment to Employment Agreement dated effective as of January 1, 1998	146
	between the Company and Herbert M. Pearlman

10.25	Amendment to Employment Agreement dated effective as of January 1, 1998	150
	between the Company and David S. Lawi

10.48	Revolving Credit Agreement, dated as of October 31, 2002, between Olympic	154
	Seismic Ltd. and Royal Bank of Canada

21.1	Subsidiaries of the Registrant	174

23.1	Consent of Ernst & Young LLP	177

23.2	Consent of Forrest A. Garb & Associates, Inc.	179

23.3	Consent of Boyd Exploration Consultants Ltd.	181

23.4	Consent of Exploration Technical Services, Ltd.	183

99.1	Certification of Principal Executive Officer	185

99.2	Certification of Principal Financial Officer	187

Report of Independent Auditors

     We have audited the consolidated financial statements of Seitel, Inc. (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 27, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.

                                                                                                                                            ERNST & YOUNG LLP

Houston, Texas

March 27, 2003

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands)

	Balance at		Deductions	Balance at
	beginning	Charged to	from	end
	of year	expense	reserves	of year

Year ended December 31, 2002:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$-	$7,662	$-	$7,662
Allowance for doubtful accounts	500	650	(316)	834
Allowance for stock notes receivable
from former employees	-	1,847	-	1,847
Valuation allowance on deferred tax asset	235	58,514	-	58,749

Total	$735	$68,673	$(316)	$69,092

Year ended December 31, 2001:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$661	$30	$(191)	$500
Valuation allowance on deferred tax assets	44	191	-	235

Total	$705	$221	$(191)	$735

Year ended December 31, 2000:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,183	$300	$(822)	$661
Valuation allowance on deferred tax assets	44	-	-	44

Total	$1,227	$300	$(822)	$705