Form 10-Q
period 2003-03-31
SEITEL INC
filed 2003-05-15
CIK 750813

(Index)

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

10811 S. Westview Circle	77043
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[ X ]

As of May 7, 2003, there were 25,375,683 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	March 31, 2003 (Unaudited) and December 31, 2002		3

	Consolidated Statements of Operations (Unaudited) for the
	Three Months Ended March 31, 2003 and 2002		4

	Consolidated Statements of Comprehensive Loss (Unaudited) for the
	Three Months Ended March 31, 2003 and 2002		5

	Consolidated Statements of Stockholders' Equity
	for the Year Ended December 31, 2002 and the
	Three Months Ended March 31, 2003 (Unaudited)		6

	Consolidated Statements of Cash Flows (Unaudited)
	for the Three Months Ended March 31, 2003 and 2002		7

	Notes to Consolidated Interim Financial Statements		8

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk	31

	Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION		31

	Signatures and Certifications		35

(Index)

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)	(Unaudited)
	March 31,	December 31,
	2003	2002

ASSETS
Cash and equivalents	$18,769	$21,517
Restricted cash	50	4,469
Receivables
Trade (net)	34,123	34,536
Notes and other	17,713	14,372
Net seismic data library	286,552	284,396
Net property and equipment	18,649	19,789
Oil and gas operations held for sale	311	656
Investment in marketable securities	5	5
Deferred income taxes	8,452	11,322
Prepaid expenses, deferred charges and other	7,701	7,074

TOTAL ASSETS	$392,325	$398,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$26,934	$31,391
Income taxes payable	406	916
Oil and gas operations held for sale	45	94
Debt
Senior Notes	255,000	255,000
Term Loans	7,605	8,622
Obligations under capital leases	7,497	8,439
Financial guaranty	554	554
Deferred revenue	58,063	56,084

TOTAL LIABILITIES	356,104	361,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,811,601 at March 31, 2003 and December 31, 2002	258	258
Additional paid-in capital	166,630	166,630
Retained deficit	(123,941)	(121,793)
Treasury stock 435,918 shares at cost at
March 31, 2003 and December 31, 2002	(5,373)	(5,373)
Notes receivable from officers and employees
for stock purchases	(1,123)	(1,178)
Accumulated other comprehensive loss	(230)	(1,508)

TOTAL STOCKHOLDERS' EQUITY	36,221	37,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$392,325	$398,136

The accompanying notes are an integral part of these consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,

	2003	2002

REVENUE (1)	$30,324	$22,513

EXPENSES
Depreciation and amortization	18,146	17,806
Cost of sales	154	45
Selling, general and administrative	8,893	10,490

	27,193	28,341

INCOME (LOSS) FROM OPERATIONS	3,131	(5,828)

Interest expense and other, net	(5,007)	(4,162)

Loss from continuing operations before income taxes	(1,876)	(9,990)
Provision (benefit) for income taxes	35	(3,760)

Loss from continuing operations before cumulative effect of
change in accounting principle	(1,911)	(6,230)
Loss from discontinued operations	(237)	(876)
Cumulative effect of change in accounting principle, net
of tax benefit of $5,994	-	(11,162)

NET LOSS	$(2,148)	$(18,268)

Basic and diluted loss per share:
Loss from continuing operations	$(.07)	$(.25)
Loss from discontinued operations	(.01)	(.03)
Cumulative effect of change in accounting principle	-	(.45)

Net loss	$(.08)	$(.73)

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,075

(1)

Non-cash revenue from non-monetary exchanges of seismic data and data selections by customers and the percentage of non-cash revenue to total revenue for the three months ended March 31, 2003 and 2002 are $3,682,000 (12.1%) and $4,406,000 (19.6%), respectively. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)
	Three Months Ended
	March 31,

	2003	2002

Net loss	$(2,148)	$(18,268)

Unrealized gains on securities held as available for sale:
Unrealized net holding gains, net of income tax expense
of $82, arising during period	-	332
Less: Reclassification adjustment for gains included in income,
net of tax expense of $170	-	(687)

Foreign currency translation adjustments	1,278	107

Comprehensive loss	$(870)	$(18,516)

The accompanying notes are an integral part of these consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

								Accumulated
							Notes	Other
							Receivable	Compre-
	Common Stock		Additional		Treasury Stock		from	hensive
			Paid-In	Retained			Officers &	Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	(Loss)

Balance, December 31, 2001	25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$(3,776)	$(1,903)
Net proceeds from issuance
of common stock upon
exercise of options	998	-	9	-	-	-	-	-
Tax reduction from exercise of
stock options	-	-	165	-	-	-	-	-
Issuance of common stock in
connection with employee
agreements	-	-	-	(977)	300,000	3,699	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	751	-
Allowance for notes receivable	-	-	-	-	-	-	1,847	-
Net loss	-	-	-	(212,440)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	89
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	1
Reclassification adjustment for
losses included in income, net
of tax benefit of $75	-	-	-	-	-	-	-	305

Balance, December 31, 2002	25,811,601	258	166,630	(121,793)	(435,918)	(5,373)	(1,178)	(1,508)
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	55	-
Net loss	-	-	-	(2,148)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	1,278

Balance, March 31, 2003	25,811,601	$258	$166,630	$(123,941)	(435,918)	$(5,373)	$(1,123)	$(230)
(unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(2,148)	$(18,268)
Loss from discontinued operations, net of tax	237	876
Cumulative effect of change in accounting principle, net of tax	-	11,162
Depreciation and amortization	18,146	17,806
Deferred income tax provision (benefit)	2,835	(4,044)
Allowance for collection of trade receivables	75	75
Non-cash sales	(3,682)	(4,406)
Gain on sale of marketable security	-	(482)
Decrease (increase) in receivables	(2,764)	16,126
Decrease (increase) in other assets	(604)	8
Decrease (increase) in deferred revenue	1,415	(4,166)
Decrease in accounts payable and other liabilities	(1,144)	(3,557)

Net cash provided by operating activities of continuing operations	12,366	11,130

Cash flows from investing activities:
Cash invested in seismic data	(15,811)	(20,258)
Cash paid to acquire property and equipment	(101)	(3,944)
Cash received from disposal of property and equipment	5	-
Net proceeds from sale of marketable security	-	1.356
Decrease in restricted cash	4,419	-

Net cash used in investing activities of continuing operations	(11,488)	(22,846)

Cash flows from financing activities:
Borrowings under line of credit	-	8,635
Principal payments under line of credit	-	(9,962)
Borrowings on term loan	-	2,522
Principal payments on term loans	(1,113)	(842)
Principal payments on capital lease obligations	(1,110)	(385)
Proceeds from issuance of common stock	-	9
Costs of debt and equity transactions	-	(380)
Loans to officers, employee and director	-	(65)
Payments on notes receivable from officers and employees	57	700

Net cash provided by (used in) financing activities
of continuing operations	(2,166)	232

Effect of exchange rate changes	(1,519)	226
Net cash provided by (used in) discontinued operations	59	(754)

Net decrease in cash and equivalents	(2,748)	(12,012)
Cash and cash equivalents at beginning of period	21,517	25,223

Cash and equivalents at end of period	$18,769	$13,211

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$5,533	5,054
Income taxes	$868	2,697
Supplemental schedule of non-cash investing and
financing activities:
Additions to seismic data library	$3,159	$3,053
Capital lease obligations incurred	$-	$4,507

The accompanying notes are an integral part of these consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     Substantial Doubt About the Company's Ability to Continue as a Going Concern:     The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. As more fully described in Note E, the Company is not in compliance with various covenants in its debt agreements. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

     The Company is presently negotiating with the holders of its Senior Notes ("Noteholders") to implement a restructuring of the Senior Notes; however, there can be no assurance that such negotiations will be successful or that they will result in a modification under which the Company can operate. If the Company is unable to obtain such long-term modifications, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated, the Company would be unable to satisfy its obligations under the Senior Notes without additional or replacement sources of financing. It is likely that the Company would not be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes would likely result in the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.  The Company is unable to predict the terms or timing of any restructuring, and there can be no assurance that a restructuring will be successfully concluded.

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

(Index)

     Contractual Obligations:     As of March 31, 2003, the Company had approximately $279.3 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (1)	$262,605	$262,492	$113	$-	$-
Capital lease obligations	7,497	1,138	1,588	2,430	2,341
Operating lease obligations	9,157	1,150	1,446	1,294	5,267

Total contractual cash obligations	$279,259	$264,780	$3,147	$3,724	$7,608

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is in non-compliance with certain of the covenants related to this debt and the maturities have been reflected as due in 2003.

NOTE B-REVENUE RECOGNITION

     Revenue from Data Acquisition

      Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these projects, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period which generally correspond to costs incurred and work performed. These payments are non-refundable. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally nine months or less, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends.

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

(Index)

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

     Revenue from Non-Monetary Data Exchanges

      In certain cases, the Company grants its customer a non-exclusive license to selected data from its library in exchange for ownership of seismic data from the customer. The data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. Once data selection is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary data exchanges.

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

     The Company determines fair value of data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In significant exchanges ($500,000 or more), the Company also obtains an opinion from an independent third party in order to confirm the Company's valuation of the data received. The Company obtains these opinions on an annual basis, usually in connection with the preparation of its annual financial statements.

(Index)

     For the three months ended March 31, 2003 and 2002, the Company recorded seismic data library assets from non-monetary exchanges of seismic data of $3,109,000, and $3,025,000, respectively. Revenue on a significant portion of the non-monetary data exchange transactions was initially deferred in accordance with the Company's accounting policy. As a result of data selections by customers, the Company recognized revenue of $3,632,000, and $4,378,000 for the three months ended March 31, 2003 and 2002, respectively, from non-monetary data exchanges.

     Revenue from Solutions

      Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.

NOTE C-SEISMIC DATA LIBRARY

     The Company's seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis. Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and such costs are amortized on the income forecast method subject to a maximum amortization period determined based on the type of data.

Costs of Seismic Data Library

     For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more clearly determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, the Company also obtains an opinion from a third party to support the amount capitalized with respect to such data.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $552,000 and $418,000 for the three months ended March 31, 2003 and 2002, respectively.

Data Library Amortization

     Effective January 1, 2002 (see "Change in Accounting Principle" below), the Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful economic life of the data.

     The actual rate of amortization depends on the location of specific seismic surveys licensed and selected by the Company's customers during the year. Effective January 1, 2003, the Company assigns a specific amortization rate to each of fourteen separately identified segments of its seismic data library based on its estimate of future sales from each segment. The amortization rates vary by segment and range from a low of 37% to a high of 86% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of December 31, 2002.

     The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library segment over the estimated useful economic life of each survey comprising part of such segment. That forecast is made by the Company annually and reviewed quarterly. If, during any such review and update, the Company determines that the ultimate revenue for a library segment is expected to be significantly different than the original estimate of total revenue for such library segment, the Company revises the amortization rate attributable to future revenue from each survey in such segment. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of its seismic data library, and if required under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such data. See discussion on "Seismic Data Library Impairment" below.

(Index)

     The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the income forecast method. The cumulative income forecast amortization is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization. This requirement is applied regardless of future-year revenue estimates for the library segment of which the survey is a part and does not consider the existence of deferred revenue with respect to the library segment or to any survey. As discussed below in "Revision of Useful Life of Data Library," the Company revised its useful life estimate in the fourth quarter of 2002 from ten years to five years with respect to offshore data and from ten years to seven years with respect to onshore data.

Change in Accounting Principle

     In the second quarter of 2002, the Company changed its accounting policy for amortizing its created seismic data library from the income forecast method to the greater of the income forecast method or the straight-line method over the useful economic life of the data (described above) and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. The Company changed its accounting policy in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002.

Revision of Useful Life

     In the fourth quarter of 2002, the Company reevaluated its estimate of the useful life of its seismic data library and revised the estimated useful life of its seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years. In making this decision, the Company considered a number of factors, including, among others, the impairment charges it reported in 2002, the additional amortization charges the Company recorded during the first three quarters of 2002 pursuant to its new amortization policy and seismic industry conditions. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually nine months or less) has lapsed.

     As a result of the adoption of the new accounting principle described above and the revision of the estimates of the useful lives of the seismic data in the fourth quarter of 2002, all of the Company's seismic data library is amortized on the greater of the income forecast method or straight-line amortization over five or seven years, as applicable.

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

(Index)

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

     The estimation of future cash flows is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the preceding paragraph, among others. Accordingly, if conditions change in the future, the Company may record impairment losses relative to its seismic data library, which could be material to any particular reporting period.

NOTE D-DISCONTINUED OPERATIONS

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations. During 2002, the Company sold a majority of its oil and gas assets. Remaining oil and gas assets consist of six properties in which the Company has a working interest. The remaining carrying value of these properties is $150,000, and the Company continues to market such oil and gas assets for sale.

     Revenue from the discontinued operations was $81,000 and $2,643,000 for the three months ended March 31, 2003 and 2002, respectively. Pre-tax losses from the discontinued operations were $237,000 and $876,000 for the three months ended March 31, 2003 and 2002, respectively.

     The Company uses the full-cost method of accounting for its oil and gas operations.

(Index)

NOTE E-DEBT

     The following is a summary of the Company's debt (in thousands):

	March 31,	December 31,
	2003	2002

Senior Notes	$255,000	$255,000
Term loan	6,250	6,875
Demand reducing credit facility	1,134	1,372
Short-term borrowings	221	375

	$262,605	$263,622

     Senior Notes:    The Company has outstanding unsecured Senior Notes (the "Senior Notes") totaling $255 million at March 31, 2003.  The financial covenants in the Senior Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.   As a result of the Company's restatement of its financial statements prior to January 1, 2002, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company was not in compliance with, among other things, the limitation on total debt, minimum net worth, interest coverage and limitation on restricted payments and investments covenants in its Senior Notes. Effective June 21, 2002, the Company entered into a standstill agreement (the "Standstill") with the Noteholders pursuant to which the Noteholders agreed to not exercise remedies available to them under the Senior Notes as a result of existing defaults. The Standstill has been amended and extended and, subject to certain conditions, presently expires on June 2, 2003.

     During the continuance of the Standstill, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The Standstill may terminate prior to June 2, 2003 if, among other things, (i) there is an event of default by the Company under the Standstill or any subsequent defaults under the existing Senior Notes; (ii) the Company defaults on the payment of any non-excluded debt of $5,000,000 or more; (iii) the Company does not have all documentation in place to implement a restructuring of the Senior Notes by May 30, 2003; or (iv) on five business days' notice, the holders of a majority of the unpaid principal of the Notes determine to terminate the Standstill for any reason or for no reason.

     The Company is negotiating with the Noteholders to implement a restructuring of the Senior Notes; however, there can be no assurance that such negotiations will be successful or that they will result in a modification under which the Company can operate. If the Company is unable to obtain such long-term modifications, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated, the Company would be unable to satisfy its obligations under the Senior Notes without additional or replacement sources of financing. It is likely that the Company would not be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes likely would result in the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     Term Loans:    The Company is not in compliance with the minimum net worth, leverage ratio and interest coverage covenants of a term loan obtained by its wholly owned subsidiary, Seitel Data, Ltd. The lender has issued a notice of default but has not accelerated the debt. The Company has made all principal and interest payments due to date on this loan.

NOTE F-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. For the three months ended March 31, 2003 and 2002, the Company did not have any potentially dilutive securities. A weighted average quarter-to-date number of options and warrants to purchase 5,482,000 and 6,733,000 shares of common stock were outstanding during the first quarter of 2003 and 2002, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

(Index)

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and expensed pro-rata over the vesting period of the awards, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

		Three Months Ended March 31,

		2003	2002

Net loss:
As reported		$(2,148)	$(18,268)
Less:	Total stock-based employee expense
	determined under SFAS No. 123, net of tax	(1,122)	(1,690)

Pro forma		$(3,270)	$(19,958)

Basic and diluted loss per share:
As reported		$(.08)	$(.73)
Pro forma		$(.13)	$(.80)

NOTE G-STATEMENT OF CASH FLOW INFORMATION

     The Company had restricted cash at March 31, 2003 and December 31, 2002 of $50,000 and $4.5 million, respectively, of which $4.4 million at December 31, 2002 was held in an escrow account pursuant to the Noteholder consent entered into in connection with the sale of the Company's oil and gas assets. The Company used these escrowed funds for the payment of interest to the Noteholders during the first quarter of 2003 upon receipt of written consent by the Noteholders.

     During the three months ended March 31, 2003 and 2002, the Company had non-cash additions to its seismic data library totaling $3,159,000 and $3,053,000, respectively. Of these amounts, $3,109,000 and $3,025,000 resulted from non-monetary exchanges during the three months ended March 31, 2003 and 2002, respectively. The balance of $50,000 and $28,000 for the three months ended March 31, 2003 and 2002, respectively, resulted from certain data creation costs which were offset against amounts due from the customer for data license fees. The offset amounts are also included in non-cash sales in the Consolidated Statements of Cash Flows.

NOTE H-COMMITMENTS AND CONTINGENCIES

Internal and Securities and Exchange Commission Investigations

      The Company is the subject of a formal investigation by the Securities and Exchange Commission ("SEC") Office of Enforcement. During the course of an internal investigation, the Company discovered that two former executive officers may have improperly converted corporate funds for their personal use, including certain unearned advances. Immediately following such discovery, the Company notified the SEC regarding the findings of the internal investigation. In December 2002, the SEC issued an "Order Directing Private Investigation and Designating Officers To Take Testimony," commonly called a formal order of investigation. The Company has cooperated fully with the SEC during the course of its investigation. The Company recently was notified by the Enforcement Division of the SEC that it intends to recommend that the SEC initiate an action against the Company for alleged books and records and internal control violations. The Company is in settlement discussions with the SEC to resolve such matters, but is unable to predict when or if a settlement will be reached. The U.S. Attorney's office for the Southern District of Texas also is investigating events leading up to the departures of the former executives.

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

(Index)

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

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties have agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court.

(Index)

     The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company sought a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company, and asserted various other claims. Mr. Pearlman filed counterclaims with respect to such employment agreement and asserted various causes of action. On May 9, 2003, the parties reached a settlement in the matter. Pursuant to the settlement, all parties to the litigation are to execute releases in favor of the other parties, all suits are to be dismissed and the Company agreed to reimburse Mr. Pearlman for certain out of pocket costs incurred and to make certain payments both immediately and over a ten year period in respect of his former employment which has been terminated in all respects. Substantially all amounts paid or payable by the Company have been accrued and the settlement did not have a material impact on the Company's results of operations for the first quarter of 2003, and performance by the Company under the settlement will not have a material impact on reported results in any future period.

     The Company was sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination and alleging that a press release announcing her termination was defamatory. The Company filed a counter claim against Ms. Valice seeking to recover unearned advances she received from the Company and amounts due on two notes that were accelerated pursuant to their respective terms. The case was tried in the 152nd Judicial District Court of Harris County beginning March 10, 2003. On March 18, 2003 the jury returned its verdict in the case, finding that the Company did not have cause to terminate her contract under its terms and awarded her $4,240,580 in damages; it also found defamation occurred and awarded her $159,436.50 in compensatory and $621,293 in punitive damages. The jury also ruled in favor of the Company, finding that the plaintiff breached her fiduciary duties to the Company and its shareholders and awarded the Company $621,293 in damages. It also found for the Company on the two stock notes and awarded it $396,007.50, the balance due plus interest accrued since August 6, 2002, the date of the acceleration and demand for payment was made. The requests of each party for attorneys' fees will be determined by the court. No judgment has as yet been entered by the court on the verdict and the Company intends to vigorously pursue all available post verdict relief in this matter, and is seeking a judgment notwithstanding the verdict as to those parts of the verdict favorable to plaintiff.

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

(Index)

     The Company is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against the Company. The plaintiffs assert that the Company obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and oral argument in the 1st Court of Appeals in Houston, Texas was on May 6, 2003. The Company intends to vigorously represent its interests in this appeal.

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas. The plaintiffs have sued a number of defendants, including Seitel, Inc. and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. The Company intends to vigorously represent its interests in this appeal.

     The Company is a party to a suit entitled Bank One, N.A. v. Paul Frame and Seitel, Inc., Cause No. 2002-43070, in the 133rd Judicial District of Harris County, Texas. The plaintiff has sued on a corporate guarantee of a note executed by the plaintiff in favor of Paul Frame. The plaintiff alleges that Mr. Frame has defaulted on the note in the amount of $540,000. The Company asserts that (i) the Board of Directors did not authorize Mr. Frame to sign guarantees and that although the original guarantee was signed by an authorized individual other than Mr. Frame, the original guarantee was extinguished because the original note was novated, (ii) subsequent guarantees were not authorized by the Board of Directors because they were signed by Mr. Frame and were not brought to the Board of Directors' attention, and (iii) any subsequent guarantee was improperly accepted by the Bank. The Company intends to vigorously defend the suit.

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

     On March 27, 2003 the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC as lessee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation and has demanded payment of $3,320,432.49 that GE claims is due pursuant to the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued $1.5 million as an estimate of the deficiency that would result if the Plantiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease.

(Index)

     The Company and its subsidiaries, DDD Energy, Inc. ("DDD") and Endeavor Exploration, LLC ("Endeavor") have received a demand letter from an attorney representing a former DDD and Endeavor employee. The amount claimed is $1,200,000 pursuant to a purported employment contract. The Company has responded to the demand in writing and has disputed the validity of the claim. No suit has been filed as of May 7, 2003.

     In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2003, the Company has accrued $6.0 million, which is management's best estimate of the amount that is probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at March 31, 2003, could be material to the Company's financial statements for any particular reporting period.

     Given the uncertainty surrounding the ability of the Company to collect amounts due from certain former executive officers which are the subject of litigation, the Company has provided a full allowance for such amounts.

New York Stock Exchange Listing and Toronto Stock Exchange Listing

     In March 2003, the Company's common stock was delisted from trading on the New York Stock Exchange ("NYSE"). The Company's shares currently trade on the Over-the-Counter ("OTC") Bulletin Board, in the "pink sheets" maintained by the National Quotation Bureau, Inc. and the Toronto Stock Exchange. Such alternative markets are generally considered to be less efficient than, and not as broad as, the NYSE. As a result, the market price for the Company's common stock may become more volatile than it has been historically. In addition, these markets may provide less liquidity to shareholders than previously may have been available when the stock was traded on the NYSE. Furthermore, while the Company is currently trading on the Toronto Stock Exchange, there can be no assurance that the Company will continue to be listed on that exchange.

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for 2002. The adoption of FIN 45 on January 1, 2003 did not have a material effect on the results of operations or balance sheet of the Company.

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

(Index)

     Due to the level of the Company's debt and the Company's non-compliance with certain covenants, (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and payments of such obligations and, to the extent so used, will not be available for operational purposes, (ii) the Company's ability to obtain additional financing in the future may be limited, and (iii) the Company's flexibility in reacting to changes in the operating environment and economic conditions may be limited. In connection with the resolution of the Company's non-compliance with its debt covenants, the Company, in the future, may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or restructuring its debt or other obligations and seeking additional equity capital. The Company may not be able to take any of these actions on satisfactory terms or at all and, in any event, the Company may elect to avail itself of protection from creditors under Chapter 11 of the Bankruptcy Code.  The Company is unable to predict the terms or timing of any restructuring, and there can be no assurance that a restructuring will be successfully concluded.

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

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenue from Data Acquisition

     Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these projects, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period which generally correspond to costs incurred and work performed. These payments are non-refundable. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally nine months or less, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends.

     Revenue from Data Licenses

     The Company licenses data from its seismic data library to customers to review for a limited period of time or to hold long-term.

     The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the sales contract. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The license agreement governs all data delivered to the customer during the term. Payment terms under the contracts vary from 30 days to 18 months depending on the size of the transaction. All payments due are non cancelable and all payments made are non-refundable. The customer has access to all available data covered by the contracts on the date the contract is executed. If the contract allows licensing of data that is not currently available, revenue is deferred until such time that the data is available for licensing. The contracts permit selection of the data in its present form and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included, in which case revenue with respect to such data would be deferred until performance is accomplished. Copies of the data are available to the customer immediately upon request.

(Index)

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

     Revenue from Non-Monetary Data Exchanges

     In certain cases, the Company grants its customer a non-exclusive license to selected data from its library in exchange for ownership of seismic data from the customer. The data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. Once data selection is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary data exchanges.

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

     The Company determines fair value of data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In significant exchanges ($500,000 or more), the Company obtains an opinion from an independent third party in order to confirm the Company's valuation of the data received. The Company obtains these opinions on an annual basis, usually in connection with the preparation of its annual financial statements.

     Revenue from Solutions

    Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.

Seismic Data Library

     Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and such costs are amortized principally on the income forecast method subject to a maximum amortization period determined based on the type of data.

Costs of Seismic Data Library

     For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more clearly determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, the Company also obtains an opinion from a third party to support the amount capitalized with respect to such data.

(Index)

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

Data Library Amortization

     Effective January 1, 2002 (see "Change in Accounting Principle" below), the Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful economic life of the data.

     The actual rate of amortization depends on the location of specific seismic surveys licensed and selected by the Company's customers during the year. Effective January 1, 2003, the Company assigns a specific amortization rate to each of fourteen separately identified segments of its seismic data library based on its estimate of future sales from each segment. The amortization rates vary by segment and range from a low of 37% to a high of 86% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of December 31, 2002.

     The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library segment over the estimated useful economic life of each survey comprising part of such segment. That forecast is made by the Company annually and reviewed quarterly. If, during any such review and update, the Company determines that the ultimate revenue for a library segment is expected to be significantly different than the original estimate of total revenue for such library segment, the Company revises the amortization rate attributable to future revenue from each survey in such segment. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of its seismic data library, and if required under Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such data. See discussion on "Seismic Data Library Impairment" below.

     The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the income forecast method. The cumulative income forecast amortization is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization. This requirement is applied regardless of future-year revenue estimates for the library segment of which the survey is a part and does not consider the existence of deferred revenue with respect to the library segment or to any survey. As discussed below in "Revision of Useful Life of Data Library," the Company revised its useful life estimate in the fourth quarter of 2002 from ten years to five years with respect to offshore data and from ten years to seven years with respect to onshore data.

Change in Accounting Principle

     In the second quarter of 2002, the Company changed its accounting policy for amortizing its created seismic data library from the income forecast method to the greater of the income forecast method or the straight-line method over the useful economic life of the data and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. The Company changed its accounting policy in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002.

(Index)

Revision of Useful Life

     In the fourth quarter of 2002, the Company reevaluated its estimate of the useful life of its seismic data library and revised the estimated useful life of its seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years. In making this decision, the Company considered a number of factors, including, among others, the impairment charges it reported in 2002, the additional amortization charges the Company recorded during the first three quarters of 2002 pursuant to its new amortization policy and seismic industry conditions. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually nine months or less) has lapsed.

     As a result of the adoption of the new accounting principle described above and the revision of the estimates of the useful lives of the seismic data in the fourth quarter of 2002, all of the Company's seismic data library is amortized on the greater of the income forecast method or straight-line amortization over five or seven years, as applicable.

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

(Index)

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

     The Company's accounting for its seismic data library requires it to make significant estimates and assumptions relative to future sales and cash flows from such library. Any changes in these estimates or underlying assumptions will impact the Company's income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses. In addition, based on future events, the Company may make changes in the estimated useful life of the asset. Changes in the underlying assumptions regarding future sales and cash flows from the library or revisions to estimated useful life may cause the Company's prospective amortization expense to decrease or increase materially and may also result in significant impairment losses being recognized. If such changes or revisions take place in the future, the effect on the Company's reported results can be significant to any particular reporting period.

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

(Index)

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

RESULTS OF OPERATIONS

     The Company generates revenue primarily by licensing data from its existing data library and from new data acquisition partially underwritten or sponsored by clients. Total revenue was $30,324,000 in the first quarter of 2003, an increase of 35% compared to revenue of $22,513,000 in the first quarter of 2002.

     The following table summarizes the components of the Company's revenue for the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended
	March 31,

	2003	2002

Acquisition revenue	$8,491	$9,011
Licensing revenue:
New resales for cash	18,295	4,202
Non-monetary exchanges	3,109	3,025
Deferral of revenue	(12,372)	(3,447)
Selections of data	11,631	9,426
Solutions and other	1,170	296

Total revenue	$30,324	$22,513

     The increase in total revenue was primarily due to an increase in cash licensing sales, net of deferrals, and an increase in selections between periods. Cash licensing sales in the first quarter of 2003 were in line with the Company's results in the most recently completed three prior quarters and increased more than fourfold compared with the first quarter of 2002 when cash licensing sales were lower than any quarterly period since 1993. First quarter 2002 cash licensing sales were negatively impacted by lower than expected energy commodity prices, which led to an overall slowdown in spending on certain oil and gas activities, including seismic data. Uncertainty in the energy industry in the aftermath of the publicity regarding Enron's collapse exacerbated the general market sluggishness in the first quarter of 2002. Deferrals in the first quarter of 2003 increased substantially compared to the same period a year ago, and the increase is related directly to the higher level of cash licensing sales during the quarter. Selections increased by $2.2 million, or 23%, in the first quarter of 2003 compared with the corresponding period in 2002. This increase is in line with generally higher levels of activity during the first quarter of 2003. Solutions and other revenue increased by more than $800,000 in the first quarter 2003 compared with the same quarter of 2002 and reflects deliveries of data associated with higher levels of cash licensing and selections in the most recent period and the capture of activity previously outsourced to third parties.

     At March 31, 2003, the Company had a deferred revenue balance of $58,063,000, of which $16,428,000 resulted from non-monetary exchanges. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

(Index)

     Depreciation and amortization consists of data bank amortization and depreciation on property and equipment. Data bank amortization was $16,436,000 in the first quarter of 2003 compared to $16,836,000 in the first quarter of 2002. The amount of seismic data amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by the Company's customers during any period as well as the amount of straight-line amortization required under its accounting policy. As a percentage of revenue from licensing seismic data, data bank amortization was 56% and 76% for the first quarters of 2003 and 2002, respectively. The decrease in the percentage was primarily due to an increase in total licensing during the first quarter of 2003 compared with the same period a year ago.

     Depreciation expense was $1,710,000 in the first quarter of 2003 compared to $970,000 in the first quarter of 2002. The increase was primarily due to the opening of the data technology centers in Houston and Calgary in March and April 2002, respectively.

     The Company's selling, general and administrative ("SG&A") expenses were $8,893,000 in the first quarter of 2003 compared to $10,490,000 in the first quarter of 2002. First quarter 2003 SG&A expenses include $3.1 million of legal and professional fees related to the Company's ongoing restructuring efforts and costs associated with litigation with several parties, including certain former officers and directors of the Company. The first quarter of 2002 included $0.6 million of such costs. In addition, the 2003 first quarter includes expenses totaling $0.7 million for amounts which may be payable to certain former officers and directors, compared to $0.4 million in the 2002 first quarter. Offsetting a portion of these costs were foreign currency transaction gains (reducing SG&A expense) totaling $1.4 million related to the strengthening of the Canadian dollar for U.S. denominated transactions of the Company's Canadian subsidiaries. Foreign currency transaction losses in the first quarter of 2002 added $126,000 to SG&A expenses in the first quarter of 2002. The lower SG&A expenses in the first quarter of 2003 compared with the same period a year ago reflect decreased personnel and other costs resulting from cost reduction measures implemented by the Company in the last half of 2002, including a reduction in work force, relocation of its headquarters, overhaul of its compensation structure and the imposition of strict controls on spending of all types.

     The net increase in interest expense and other was primarily due to a gain of $482,000 on the sale of marketable securities in the first quarter of 2002. No such sale occurred in 2003 and the Company does not presently hold any material amounts of marketable securities. Additionally, capitalized interest decreased by $332,000 between quarters, resulting in higher reported interest expense.

     As a result of the Company recording a loss for the first quarter of 2003, along with its non-compliance with certain of its debt covenants and the fact that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business, the U.S. income tax benefit on this loss was offset by a valuation allowance since such benefit is not assured of realization. Tax expense of $35,000 was recorded in the first quarter of 2003 related to earnings on a certain Canadian subsidiary.

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements have been revised to report the oil and gas operations as discontinued operations. In 2002, the Company sold a majority of its oil and gas assets. The Company's remaining oil and gas assets are not material and consist of working interests in six oil and gas properties for which the Company continues to seek buyers. Based on the most recent offers (none of which have been consummated) received by the Company for certain of its remaining oil and gas properties, the Company recorded a charge in the first quarter of 2003 of $277,000 to reduce the carrying value of such properties to their estimated realizable value.

     Revenue from the discontinued operations was $81,000 and $2,643,000 for the three months ended March 31, 2003 and 2002, respectively. Pre-tax losses from the discontinued operations were $237,000 and $876,000 for the three months ended March 31, 2003 and 2002 respectively. The decrease in revenue between 2003 and 2002 was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in the pre-tax loss from the discontinued operations between 2003 and 2002 was primarily due to the sale of the majority of the properties.

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

(Index)

Liquidity and Capital Resources

     As of May 7, 2003, the Company had $14.3 million in cash on hand. As a result of existing defaults with respect to certain of its indebtedness and operating leases, restrictions contained in the standstill agreement with the holders of its Senior Notes ("Noteholders"), including limitations on its ability to move cash between its U.S. and Canadian operations, and because the Company does not presently have any U.S. revolving credit facilities, the Company's liquidity is restricted. In the event that payment were to be demanded by the Noteholders or by other lenders or lessors under their respective obligations, the Company likely would not be able to pay such amounts from its available cash resources, and if alternative sources of cash or replacement credit facilities were not obtainable, it is likely that the Company could be forced to seek protection from its creditors pursuant to the Bankruptcy Code.

     The Company's cash provided by operating activities from continuing operations was $12,366,000 and $11,130,000 for the three months ended March 31, 2003 and 2002, respectively. The increase from 2002 to 2003 was primarily due to a decrease in Federal income taxes paid.

     The Company currently anticipates it will file its tax return for 2002 in late May and claim a refund of approximately $17.4 million as a result of carrying back its taxable loss for the year ended December 31, 2002. The refund increased $3.2 million from the $14.2 million refund estimated at year end due to the finalization of the Company's 2002 tax return.  The increase primarily resulted from deductions taken in the 2002 return that, at year end, had been estimated to be taken in future years.

     As of March 31, 2003, the Company had approximately $279.3 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (1)	$262,605	$262,492	$113	$-	$-
Capital lease obligations	7,497	1,138	1,588	2,430	2,341
Operating lease obligations	9,157	1,150	1,446	1,294	5,267

Total contractual cash obligations	$279,259	$264,780	$3,147	$3,724	$7,608

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is in non-compliance with certain of the covenants related to this debt and the maturities have been reflected as due in 2003.

     Senior Notes

     On December 27, 2001, the Company completed the funding of a private placement of three series of unsecured Senior Notes totaling $107 million. The Series G Notes total $20 million, bear interest at a fixed rate of 7.04% and mature on October 15, 2006. The Series H Notes total $50 million, bear interest at a fixed rate of 7.19% and mature on October 15, 2008. The Series I Notes total $37 million, bear interest at a fixed rate of 7.34% and mature on October 15, 2011. As of May 7, 2003, the balance outstanding on the Series G, H and I Notes was $107 million.

     On February 12, 1999, the Company completed a private placement of three series of unsecured Senior Notes totaling $138 million. The Series D Notes total $20 million, bear interest at a fixed rate of 7.03% and mature on February 15, 2004, with no principal payments due until maturity. The Series E Notes total $75 million, bear interest at a fixed rate of 7.28% and mature on February 15, 2009, with annual principal payments of $12.5 million beginning February 15, 2004. The Series F Notes total $43 million, bear interest at a fixed rate of 7.43% and mature on February 15, 2009, with no principal payments due until maturity. As of May 7, 2003, the balance outstanding on the Series D, E and F Notes was $138 million.

(Index)

     On December 28, 1995, the Company completed a private placement of three series of unsecured Senior Notes totaling $75 million. The Company contemporaneously issued its Series A Notes and Series B Notes, which total $52.5 million and bear interest at a fixed rate of 7.17%. On April 9, 1996, the Company issued its Series C Notes, which total $22.5 million and bear interest at a fixed rate of 7.48%. The Series A Notes matured on December 30, 2001. The Series B and Series C Notes were originally scheduled to mature on December 30, 2002. Under the terms of the Standstill, the maturity of the Series B and Series C Notes was extended to June 2, 2003. As of May 7, 2003, the balance outstanding on the Series B and C Notes was $10 million.

     The Standstill provides for an increase of 25 basis points on the interest due under the Senior Notes from June 21, 2002 through and including June 2, 2003. Additionally, in accordance with the Noteholders' Consent, all outstanding interest accrued as of August 2, 2002 under the Senior Notes totaling $7.1 million was paid, and since that date the Company has made monthly interest payments to the Noteholders totaling $1.6 million per month. Please read "Non-Compliance with Debt Covenants and Certain Other Defaults."

     Line of Credit

     On December 9, 2002 the Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), replaced its existing revolving credit facility with a new revolving credit facility. The new facility allows it to borrow up to $5 million (Canadian dollars), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. Until January 22, 2003, prime-based loans and bankers' acceptances bore interest at the rate of the bank's prime rate plus 1.75% per annum and 1.40% per annum, respectively. Effective January 22, 2003, such rates were amended to the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. However, all intercompany debt owing by Olympic to Seitel or to any Seitel U.S. subsidiary (approximately $17,558,000 (Canadian dollars) at March 31, 2003) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian dollars), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. As of May 7, 2003, no amounts were outstanding on this revolving line of credit and $2,661,000 (Canadian dollars) was available on the line of credit. Olympic is not a party to any of the debt issued by Seitel.

     Term Loans

      On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which data secures the debt. The loan matures on October 1, 2004. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The balance outstanding on this loan on May 7, 2003, was $5,833,000. Please read "Non-Compliance with Debt Covenants and Certain Other Defaults."

     On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime-based loans. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. On December 9, 2002, the Trust replaced the remaining balance owing under this facility with a $2.67 million (Canadian dollars) reducing demand facility, by way of prime-based loans. Monthly payments total $166,670 (Canadian dollars) plus interest. The facility matures on January 28, 2004. Until January 22, 2003, the loans bore interest at the bank's prime rate plus 2.00%. Effective January 22, 2003, the rate was amended to the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic and SEIC Holdings Ltd. However, all intercompany debt owing by the Trust to Seitel or any Seitel U.S. subsidiary (approximately $41,497,000 (Canadian dollars) at March 31, 2003) has been subordinated to the repayment of the demand reducing credit facility. The balance outstanding on this loan on May 7, 2003 was $1,500,000 (Canadian dollars).

(Index)

     Other Debt

      During 2001 and 2002, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreement originally was for a term of approximately two years. On February 18, 2003, the Company and the lessor entered into a restructuring of this lease effective as of January 1, 2003. Under the restructured obligation, on February 18, 2003, the Company made a one time payment of $1,580,000, plus applicable taxes, in consideration of past due lease payments and agreed to make 33 additional monthly payments of principal and interest of $165,000, plus applicable taxes. At the conclusion of the lease, the Company may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. The outstanding balance on the capital lease as of May 7, 2003 was $4,737,000.

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

     In May 2001, the Company's wholly owned subsidiary, N360X, LLC, entered into an operating lease for a jet aircraft. The lease agreement is for a term of 10 years. Monthly lease payments are $25,000 until May 2006 and $35,000 per month thereafter until the end of the lease term. The lease payments are guaranteed by Seitel. The Company has not made the lease payments since December 2002. The lessor has demanded payment of all amounts due under the lease and has filed suit to enforce its rights. Please read "Legal Proceedings" and "Non-Compliance with Debt Covenants and Certain Other Defaults."

     Non-Compliance with Debt Covenants and Certain Other Defaults

      Senior Notes

     The financial covenants in the Senior Notes include, among other restrictions, maintenance of minimum net worth and limitation on total debt, interest coverage ratio, restrictions on liens, debt issuance and disposition of assets.

     As a result of the Company's restatement of its financial statements prior to January 1, 2002, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company was not in compliance with, among other things, the limitation on total debt, minimum net worth, interest coverage and limitation on restricted payments and investments covenants in its Senior Note Agreements dated December 28, 1995, February 12, 1999 and October 15, 2001. The aggregate principal amount outstanding pursuant to the Senior Notes was $255 million on May 7, 2003. Effective June 21, 2002, the Company entered into the Standstill with the Noteholders pursuant to which the Noteholders agreed to not exercise remedies available to them under the Senior Notes as a result of existing defaults. The Standstill has been amended and extended and, subject to certain conditions, presently expires on June 2, 2003. The Standstill provides for an increase in the interest rate payable on the Senior Notes of 25 basis points per annum above the interest rate originally provided for in each Note. In addition, an amendment to the Standstill in December 2002 provided for the deferral until June 2, 2003 of the $10 million principal payment that was scheduled to be paid on December 31, 2002.

     During the continuance of the Standstill, various existing covenants are suspended and replaced with certain enumerated covenants, including the requirement that the Company receive Noteholder approval to make certain investments or payments out of the ordinary course of business, incur additional debt, create liens or sell assets. The Standstill may terminate prior to June 2, 2003 if, among other things, (i) there is an event of default by the Company under the Standstill or any subsequent defaults under the existing Senior Notes; (ii) the Company defaults on the payment of any non-excluded debt of $5,000,000 or more; (iii) the Company does not have all documentation in place to implement a restructuring of the Senior Notes by May 30, 2003; or (iv) on five business days' notice, the holders of a majority of the unpaid principal of the Notes determine to terminate the Standstill for any reason or for no reason.

(Index)

     The Company is negotiating with the Noteholders to implement a restructuring of the Senior Notes; however, there can be no assurance that such negotiations will be successful or that they will result in a modification under which the Company can operate. If the Company is unable to obtain such long-term modifications, the Noteholders could elect to accelerate the debt. Based on the Company's present financial condition, if such debt were to be accelerated, the Company would be unable to satisfy its obligation under the Senior Notes without additional or replacement sources of financing. It is likely that the Company would not be able to obtain such financing on satisfactory terms or at all. A restructuring or acceleration of the Senior Notes likely would result in the Company filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     Other Debt

     The Company is not in compliance with the minimum net worth, leverage ratio and interest coverage covenants contained in the term loan extended to Seitel Data, Ltd. The lender has issued a notice of default but has not accelerated the debt. The Company has made all principal and interest payments due to date on the loan.

     The Company is in default of a guaranty issued in support of the lease for a jet aircraft. The Company has not made the lease payments since December 2002. The lessor has notified the Company and its subsidiary of the default, has accelerated and demanded payment of the obligations (approximately $3.3 million) pursuant to the lease and has demanded return of the jet aircraft. If the aircraft is repossessed and sold by the lessor, it is likely that a deficiency will result, and in such event, the Company or its subsidiary may be responsible for the payment of such deficiency. Depending on the magnitude of the deficiency, if any, if the Company and its subsidiary were required to pay such deficiency, it is likely the Company would be unable to pay such deficiency or that such payment, if made, would create a default pursuant to the Standstill. Please read "Legal Proceedings."

     As a result of the Company's non-compliance with certain of the covenants of its debt agreements and the default under the jet aircraft lease, there is substantial doubt about the Company's ability to continue as a going concern, which includes recovering assets and satisfying liabilities in the normal course of business.

Capital Expenditures

     During the first three months of 2003, capital expenditures for seismic data and other property and equipment amounted to $15.4 million and $0.1 million, respectively. Of the $15.4 million of seismic data additions, $12.2 million were cash additions and $3.2 million were non-cash additions. These capital expenditures, as well as taxes, interest expense, cost of sales and general and administrative expenses, were funded by operations and current cash balances.

     Based on its present budget, the Company anticipates capital expenditures for the remainder of 2003 will total approximately $69 million, substantially all of which will be for seismic data library additions. Of this amount, the Company anticipates that it will receive underwriting or sponsorship totaling approximately $28 million and will execute non-monetary exchanges for an additional $29 million leaving approximately $12 million of capital spending to be funded from operating cash flow. If the Company's cash balances and revenue from operating sources are not sufficient to fund the currently anticipated 2003 capital expenditures, general and administrative expenses and debt repayments, the Company would be required to reduce its capital budget.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for 2002. The adoption of FIN 45 on January 1, 2003 did not have a material effect on the results of operations or balance sheet of the Company.

(Index)

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this interpretation will not have an impact on the financial position or results of operations of the Company.

Information Regarding Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "anticipates", "anticipated", "will", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of the Company's seismic data and related services customers, actual customer demand for the Company's seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements, the results or settlement of litigation regarding the Company or its assets, any litigation or action taken as a result of the Company's non-compliance with its debt covenants, the ability of the Company to negotiate a successful resolution of its non-compliance with its debt covenants with its Noteholders, the absence of the acceleration of the maturity of the Company's Senior Notes or other material indebtedness, the level of the Company's cash generated from operations, the Company's ability to obtain alternative debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund its capital needs and the lack of any strategic disposition, acquisition or joint venture involving the Company's businesses and assets. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the year ended December 31, 2002 for a detailed discussion of these risks. The Company has not had any significant changes in the market risk exposures since December 31, 2002.

Item 4.    CONTROLS AND PROCEDURES

     Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this report on Form 10-Q, the Chief Executive Officer, Larry E. Lenig, Jr., and the Acting Chief Financial Officer, Marcia H. Kendrick, have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

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

(Index)

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

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties have agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court.

(Index)

     The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company sought a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company, and asserted various other claims. Mr. Pearlman filed counterclaims with respect to such employment agreement and asserted various causes of action. On May 9, 2003, the parties reached a settlement in the matter. Pursuant to the settlement, all parties to the litigation are to execute releases in favor of the other parties, all suits are to be dismissed and the Company agreed to reimburse Mr. Pearlman for certain out of pocket costs incurred and to make certain payments both immediately and over a ten year period in respect of his former employment which has been terminated in all respects. Substantially all amounts paid or payable by the Company have been accrued and the settlement did not have a material impact on the Company's results of operations for the first quarter of 2003, and performance by the Company under the settlement will not have a material impact on reported results in any future period.

     The Company was sued by its former chief financial officer in Valice v. Seitel, in the 55th Judicial District Court of Harris County, No. 2002-30195. Ms. Valice filed suit against the Company alleging a breach of her employment contract by virtue of her termination and alleging that a press release announcing her termination was defamatory. The Company filed a counter claim against Ms. Valice seeking to recover unearned advances she received from the Company and amounts due on two notes that were accelerated pursuant to their respective terms. The case was tried in the 152nd Judicial District Court of Harris County beginning March 10, 2003. On March 18, 2003 the jury returned its verdict in the case, finding that the Company did not have cause to terminate her contract under its terms and awarded her $4,240,580 in damages; it also found defamation occurred and awarded her $159,436.50 in compensatory and $621,293 in punitive damages. The jury also ruled in favor of the Company, finding that the plaintiff breached her fiduciary duties to the Company and its shareholders and awarded the Company $621,293 in damages. It also found for the Company on the two stock notes and awarded it $396,007.50, the balance due plus interest accrued since August 6, 2002, the date of the acceleration and demand for payment was made. The requests of each party for attorneys' fees will be determined by the court. No judgment has as yet been entered by the court on the verdict and the Company intends to vigorously pursue all available post verdict relief in this matter and is seeking a judgment notwithstanding the verdict as to those parts of the verdict favorable to plaintiff.

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

     The Company is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against the Company. The plaintiffs assert that the Company obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and oral argument in the 1st Court of Appeals in Houston, Texas was on May 6, 2003. The Company intends to vigorously represent its interests in this appeal.

(Index)

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas. The plaintiffs have sued a number of defendants, including Seitel, Inc. and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. The Company intends to vigorously represent its interests in this appeal.

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

     On March 27, 2003 the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC as lessee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation and has demanded payment of $3,320,432.49 that GE claims is due pursuant to the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued $1.5 million as an estimate of the deficiency that would result if the Plantiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease.

     The Company and its subsidiaries, DDD Energy, Inc. ("DDD") and Endeavor Exploration, LLC ("Endeavor") have received a demand letter from an attorney representing a former DDD and Endeavor employee. The amount claimed is $1,200,000 pursuant to a purported employment contract. The company has responded to the demand in writing and has disputed the validity of the claim. No suit has been filed as of May 7, 2003.

     In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2003, the Company has accrued amounts it believes are probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at March 31, 2003, could be material to the Company's financial statements for any particular reporting period.

(Index)

Items 2., 4. and 5.  Not applicable.

Item 3. Defaults upon Senior Securities

Please read Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Compliance with Debt Covenants and Certain Other Defaults."

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of Principal Executive Officer

	99.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2003.

The Company filed a Form 8-K on March 4, 2003 regarding the Amendment to Third Standstill and Amendment Agreement, dated as of February 28, 2003 by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: May	15,	2002	/s/	Larry E. Lenig, Jr.

				Larry E. Lenig, Jr.
				Chief Executive Officer and President

Dated: May	15,	2002	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Acting Chief Financial Officer

(Index)

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ Larry E. Lenig, Jr.

Larry E. Lenig, Jr. President and Principal Executive Officer

(Index)

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ Marcia H. Kendrick

Marcia H. Kendrick Principal Financial Officer

(Index)

	EXHIBIT INDEX

Exhibit	Title	Page
		Number

99.1	Certification of Principal Executive Officer	39

99.2	Certification of Principal Financial Officer	41