Form 10-Q
period 2003-06-30
SEITEL INC
filed 2003-08-14
CIK 750813

INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

10811 S. Westview Circle
Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(713) 881-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No	[ ]

As of August 13, 2003, there were 25,375,683 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of
	June 30, 2003 (Unaudited) and December 31, 2002		3

	Consolidated Statements of Income (Unaudited)
	for the Three Months Ended June 30, 2003 and 2002		4

	Consolidated Statements of Income (Unaudited)
	for the Six Months Ended June 30, 2003 and 2002		5

	Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	for the Three and Six Months Ended June 30, 2003 and 2002		6

	Consolidated Statements of Stockholders' Equity
	for the year ended December 31, 2002 and for the
	Six Months Ended June 30, 2003 (Unaudited)		7

	Consolidated Statements of Cash Flows (Unaudited)
	for the Six Months Ended June 30, 2003 and 2002		8

	Notes to Consolidated Interim Financial Statements		10

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative
		Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION		34

	Signatures and Certificates		38

INDEX

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

 SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
Cash and equivalents	$29,607	$21,517
Restricted cash	50	4,469
Receivables
Trade, net	35,269	34,536
Notes and other, net	363	14,372
Net seismic data library	282,660	284,396
Net other property and equipment	17,927	19,789
Oil and gas operations held for sale	294	656
Investment in marketable securities	5	5
Deferred income taxes	7,842	11,322
Prepaid expenses, deferred charges and other assets	8,137	7,074

TOTAL ASSETS	$382,154	$398,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$16,484	$31,391
Income taxes payable	439	916
Oil and gas operations held for sale	12	94
Debt
Senior Notes	255,000	255,000
Term Loans	6,948	8,622
Obligations under capital leases	7,220	8,439
Financial guaranty	-	554
Deferred revenue	56,722	56,084

TOTAL LIABILITIES	342,825	361,100

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,811,601 at June 30, 2003 and December 31, 2002	258	258
Additional paid-in capital	166,630	166,630
Retained deficit	(123,038)	(121,793)
Treasury stock 435,918 shares at cost at
June 30, 2003 and December 31, 2002	(5,373)	(5,373)
Notes receivable from officers and employees	(355)	(1,178)
Accumulated other comprehensive income (loss)	1,207	(1,508)

TOTAL STOCKHOLDERS' EQUITY	39,329	37,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$382,154	$398,136

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,

	2003	2002

REVENUE (1)	$31,773	$47,102

EXPENSES
Depreciation and amortization	20,102	20,355
Cost of sales	176	185
Selling, general and administrative expenses	5,626	24,243
Impairment of seismic data library	-	25,696

	25,904	70,479

INCOME (LOSS) FROM OPERATIONS	5,869	(23,377)

Interest expense, net	(4,908)	(5,540)
Gain on extinguishment of liabilities	681	-
Loss on sale of security	-	(564)

Income (loss) from continuing operations before income taxes	1,642	(29,481)

Provision (benefit) for income taxes	778	(8,395)

Income (loss) from continuing operations	864	(21,086)

Income (loss) from discontinued operations (including
loss from disposal of $56,764 in 2002)	39	(57,835)

NET INCOME (LOSS)	$903	$(78,921)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$.04	$(.83)
Loss from discontinued operations	-	(2.28)

Net income (loss)	$.04	$(3.11)

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,370

(1)

Non-cash revenue from non-monetary exchanges of seismic data and data selections by customers and the percentage of non-cash revenue to total revenue for the three months ended June 30, 2003 and 2002 are $5,148,000 (16.2%) and $16,029,000 (34.0%), respectively. See Note C.

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,

	2003	2002

REVENUE (1)	$62,097	$69,615

EXPENSES
Depreciation and amortization	38,248	38,161
Cost of sales	330	230
Selling, general and administrative expenses	14,519	34,733
Impairment of seismic data library	-	25,696

	53,097	98,820

INCOME (LOSS) FROM OPERATIONS	9,000	(29,205)

Interest expense, net	(9,915)	(10,184)
Gain on extinguishment of liabilities	681	-
Loss on sale of security	-	(82)

Loss from continuing operations before income taxes
and cumulative effect of change in accounting principle	(234)	(39,471)
Provision (benefit) for income taxes	813	(12,155)

Loss from continuing operations before cumulative
effect of change in accounting principle	(1,047)	(27,316)

Loss from discontinued operations (including loss
from disposal of $56,764 in 2002)	(198)	(58,711)

Cumulative effect of change in accounting principle, net of tax	-	(11,162)

NET LOSS	$(1,245)	$(97,189)

Basic and diluted loss per share:
Loss from continuing operations	$(.04)	$(1.08)
Loss from discontinued operations	(.01)	(2.33)
Cumulative effect of change in accounting principle	-	(.44)

Net loss	$(.05)	$(3.85)

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,223

(1)

Non-cash revenue from non-monetary exchanges of seismic data and data selections by customers and the percentage of non-cash revenue to total revenue for the six months ended June 30, 2003 and 2002 are $8,830,000 (14.2%) and $21,668,000 (31.1%), respectively. See Note C.

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$903	$(78,921)	$(1,245)	$(97,189)

Unrealized gains (losses) on securities held as available
for sale:

Unrealized net holding gains (losses), net of income	(2)	(331)	(2)	1
tax benefit of $82 for the three months
ended June 30, 2002

Less: Reclassification adjustment for losses included in
income, net of tax benefit of $245 and $75 for the
three and six months ended June 30, 2002,
respectively	-	992	-	305

Foreign currency translation adjustments	1,439	1,318	2,717	1,425

Comprehensive income (loss)	$2,340	$(76,942)	$1,470	$(95,458)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

								Accumulated
							Notes	Other
							Receivable	Compre-
	Common Stock		Additional		Treasury Stock		from	hensive
			Paid-In	Retained			Officers &	Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	(Loss)

Balance, December 31, 2001	25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$(3,776)	$(1,903)
Net proceeds from issuance
of common stock upon
exercise of options	998	-	9	-	-	-	-	-
Tax reduction from exercise of
stock options	-	-	165	-	-	-	-	-
Issuance of common stock in
connection with employee
agreements	-	-	-	(977)	300,000	3,699	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	751	-
Allowance for notes receivable	-	-	-	-	-	-	1,847	-
Net loss	-	-	-	(212,440)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	89
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	1
Reclassification adjustment for
losses included in income, net
of tax benefit of $75	-	-	-	-	-	-	-	305

Balance, December 31, 2002	25,811,601	258	166,630	(121,793)	(435,918)	(5,373)	(1,178)	(1,508)
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	823	-
Net loss	-	-	-	(1,245)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	2,717
Unrealized loss on
marketable securities	-	-	-	-	-	-	-	(2)

Balance June 30, 2003
(unaudited)	25,811,601	$258	$166,630	$(123,038)	(435,918)	$(5,373)	$(355)	$1,207

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(1,245)	$(97,189)
Loss from discontinued operations, net of tax	198	58,711
Cumulative effect of change in accounting principle, net of tax	-	11,162
Depreciation, depletion and amortization	38,248	38,287
Impairment of seismic data library	-	25,696
Allowance for collection of accounts receivable	150	150
Allowance for collection on notes receivable	-	8,749
Deferred income tax provision (benefit)	3,480	(13,139)
Non-cash sales	(8,830)	(21,668)
Loss on sale of marketable securities	-	82
Write-off of deferred financing costs	-	321
Gain on extinguishment of liabilities	(681)	-
Loss on sale of property and equipment	12	-
Common stock issued as compensation	-	444
Decrease in receivables	13,931	14,480
Increase in other assets	(723)	(1,779)
Increase (decrease) in deferred revenue	1,004	(8,957)
Increase (decrease) in accounts payable and other liabilities	(6,725)	1,381

Net cash provided by operating activities of continuing operations	38,819	16,731

Cash flows from investing activities:
Cash invested in seismic data	(28,297)	(36,208)
Cash paid to acquire property and equipment	(341)	(7,592)
Cash received from disposal of property and equipment	15	2,398
Net proceeds from sale of marketable securities	-	1,356
Decrease in restricted cash	4,419	-

Net cash used in investing activities of continuing operations	(24,204)	(40,046)

Cash flows from financing activities:
Borrowings under line of credit	-	15,879
Principal payments under line of credit	-	(16,472)
Borrowings on term loan	-	2,514
Principal payments on term loans	(2,327)	(1,783)
Principal payments on capital lease obligations	(1,594)	(1,153)
Proceeds from issuance of common stock	-	9
Costs of debt and equity transactions	(300)	(10)
Buyout of financial guaranty	(325)	-
Loans to officers, employees and directors	(161)	(65)
Payments on notes receivable from officers and employees	825	750

Net cash used in financing activities of continuing operations	(3,882)	(331)

Effect of exchange rate changes	(2,725)	1,637
Net cash provided by discontinued operations	82	3,955

Net increase (decrease) in cash and equivalents	8,090	(18,054)

Cash and equivalents at beginning of period	21,517	25,223

Cash and equivalents at end of period	$29,607	$7,169

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued
(in thousands)

	Six Months Ended June 30,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest (net of amounts capitalized)	$9,084	$8,945
Income taxes	$1,013	$2,665

Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$6,190	$8,616
Capital lease obligations incurred	$-	$7,137
Note payable to former executive	$469	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     Substantial Doubt About the Company's Ability to Continue as a Going Concern:   The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern. On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (see "Note B-Reorganization Proceedings").

     Accordingly, there is substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty

     Contractual Obligations:    As of June 30, 2003, the Company had approximately $274.9 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (1)	$261,948	$261,376	$157	$37	$378
Capital lease obligations	7,220	657	1,593	2,432	2,538
Operating lease obligations	5,704	592	1,115	971	3,026

Total contractual cash obligations	$274,872	$262,625	$2,865	$3,440	$5,942

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is in non-compliance with certain of the covenants related to this debt and the maturities have been reflected as due in 2003.

     As a result of the bankruptcy filing discussed in Note B below, the rights of and ultimate payments related to certain of these contractual obligations may be substantially altered.

     Gain on Extinguishment of Liabilities: In 2003, the Company negotiated settlement of certain liabilities for less than the amount recorded in the financial statements. The resulting gain of $681,000 has been reflected as a gain on extinguishment of liabilities in the accompanying consolidated statements of income for the three and six months ended June 30, 2003.

INDEX

NOTE B-REORGANIZATION PROCEEDINGS

     On July 21, 2003, (the "Petition Date"), Seitel, Inc., and its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)). Seitel, Inc. and its 30 U.S. subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 cases of these entities are collectively referred to herein as the "Cases." By order of the Bankruptcy Court dated July 25, 2003, the Cases are being jointly administered. Since the Petition Date, the Debtors have operated their business as "debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow them to continue operations during the reorganization proceeding. Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court. No trustee has been appointed. An official equity committee was appointed on August 11, 2003.

     None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canadian or other non-U.S. jurisdictions have filed Chapter 11 and none are expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere. Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

     In addition, on July 21, 2003, the Debtors filed a Plan of Reorganization (the "Plan"). The Plan is being financed by Berkshire Hathaway Inc. ("Berkshire"). If the Plan is confirmed and consummated, the Company will become a wholly owned subsidiary of Berkshire. Consummation of the Plan is subject to a number of conditions, including confirmation by the Bankruptcy Court no later than November 18, 2003. The document containing the specific Plan terms is publicly available and has been filed with the Bankruptcy Court. The Plan also is an exhibit to the Company's Form 8-K filed on July 22, 2003.

    The Plan generally provides, in summary, for the (i) payment in full on agreed terms or the reinstatement on existing terms of all secured debt; (ii) the assumption and reaffirmation of obligations under the Company's previously issued data license agreements with its customers; (iii) payment in full in cash of all allowed unsecured claims, other than the Note claims (which are to recover approximately 71% of their face value) owing by Debtors that conduct Seitel's principal operations; (iv) payment of cash equal to 25% of allowed unsecured claims which are owing or are guaranteed by entities not presently conducting operations or which have no substantial assets; and (v) subject to the confirmation of the Plan on or before November 18, 2003 and the affirmative vote of Seitel shareholders, the distribution of approximately $10.15 million in cash (equivalent to $.40 per share) to the holders of Seitel common stock in cancellation of such stock. If shareholders were to vote to reject the Plan and the Plan nevertheless is confirmed by the Bankruptcy Court, Seitel's existing common stock will be cancelled and no distribution would be made to existing Seitel shareholders. In all events, if the Plan is confirmed and consummated, all presently existing Seitel common stock and all options and warrants to acquire such stock will be cancelled upon the effective date of the Plan. This foregoing description of the treatments and recoveries under the Plan is only a summary, and any discrepancy between such descriptions and the Plan is controlled exclusively by the Plan.

     In connection with the Plan filing, previously filed involuntary bankruptcy petitions which were pending against the Company were dismissed on July 25, 2003 by order of the Bankruptcy Court pursuant to a joint request for such dismissal filed by the Company and Ranch Capital L.L.C. ("Ranch"). Ranch previously purchased all of the senior unsecured notes (the "Notes") held by the entities which filed the involuntary bankruptcy petitions. Ranch subsequently sold the Notes to Berkshire.

     On the Petition Date, the Company sought, and thereafter obtained, authority to take a broad range of actions, including the right to honor and perform under their pre-petition customer data agreements and to promote a "business as usual" atmosphere with customers and employees. This relief was essential to minimize disruptions to the Company's businesses as a result of the commencement of the Chapter 11 cases and to assure customers that the data license agreements for selection of seismic data would be honored pending confirmation of the Plan. Additionally, other orders were obtained, including authority to pay certain, limited pre-petition employee wages and benefits, employment of a noticing agent, adequate assurance of future payments to utility companies, continued use of cash management systems and payment of pre-petition sales and use taxes.

     The Bankruptcy Court also approved a $10 million interim debtor-in-possession loan and security agreement (the "DIP Facility") with Wells Fargo Foothill, Inc., as lender ("Foothill"), and, upon fulfillment of certain terms and conditions and the final approval of the Bankruptcy Court, up to $20 million in financing, to support the Debtors' operations during the course of the Cases. The DIP Facility will terminate upon, among other events, the earlier of the maturity date or the effective date of the Plan.

INDEX

     Generally, pre-Petition Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Petition Date. A fully secured claim, however, does accrue interest after the Petition Date until the amount due and owing to the secured creditor, including interest accrued after the Petition Date, is equal to the value of the collateral securing such claim. As a result of the Cases, additional pre-Petition Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Bankruptcy Court as the last day to file proofs of claim.

     The following tables set forth certain financial information for the Debtors and non-Debtors.

Condensed Consolidating Balance Sheets
June 30, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Cash and equivalents	$25,850	$3,807	$-	$29,657
Receivables	32,727	2,905	-	35,632
Investment in subsidiaries	288,476	15,214	(303,690)	-
Intercompany receivables (payables)	18,983	(18,983)	-	-
Net seismic data library	234,740	47,920	-	282,660
Net property and equipment	9,465	8,462	-	17,927
Deferred income tax asset (liability)	8,660	(818)	-	7,842
Other assets	7,091	1,345	-	8,436

	$625,992	$59,852	$(303,690)	$382,154

Accounts payable and accrued liabilities	$13,272	$3,212	$-	$16,484
Debt	265,636	3,532	-	269,168
Other liabilities	42,894	14,279	-	57,173
Stockholders' equity	304,190	38,829	(303,690)	39,329

	$625,992	$59,852	$(303,690)	$382,154

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Revenue	$28,101	$4,338	$(666)	$31,773
Expenses:
Depreciation and amortization	17,325	2,777	-	20,102
Cost of sales	179	10	(13)	176
Selling, general and administrative
expenses	5,776	503	(653)	5,626

Income from operations	4,821	1,048	-	5,869

Interest expense, net	(4,536)	(372)	-	(4,908)
Gain on extinguishment of liabilities	681	-	-	681
Provision for incomes taxes	(1)	(777)	-	(778)
Income from discontinued operations	39	-	-	39

Net income (loss)	$1,004	$(101)	$-	$903

INDEX

Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2003

			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Revenue	$52,538	$11,529	$(1,970)	$62,097
Expenses:
Depreciation and amortization	31,673	6,575	-	38,248
Cost of sales	309	34	(13)	330
Selling, general and administrative
expenses	14,873	1,603	(1,957)	14,519

Income from operations	5,683	3,317	-	9,000

Interest expense, net	(9,183)	(732)	-	(9,915)
Gain on extinguishment of liabilities	681	-	-	681
Provision for incomes taxes	(1)	(812)	-	(813)
Loss from discontinued
operations	(198)	-	-	(198)

Net income (loss)	$(3,018)	$1,773	$-	$(1,245)

     Under the Bankruptcy Code, the rights of and ultimate payments to pre-Petition Date creditors and stockholders may be substantially altered. The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the filing will be resolved under the Plan and voted on in the Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to seek confirmation of the Plan, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court and consummated.

NOTE C-REVENUE RECOGNITION

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

INDEX

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

INDEX

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

     For the three months ended June 30, 2003 and 2002, the Company recorded seismic data library assets from non-monetary exchanges of seismic data of $2,848,000, and $5,323,000, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded seismic data library assets from non-monetary exchanges of seismic data of $5,957,000 and $8,348,000, respectively. Revenue on a significant portion of the non-monetary data exchange transactions was initially deferred in accordance with the Company's accounting policy. As a result of data selections by customers, the Company recognized revenue of $4,965,000, and $15,781,000 for the three months ended June 30, 2003 and 2002, respectively, and $8,597,000 and $21,400,000 for the six months ended June 30, 2003 and 2002, respectively, from non-monetary data exchanges.

     Revenue from Solutions

      Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.

NOTE D-SEISMIC DATA LIBRARY

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

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more clearly determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, the Company also obtains an opinion from a third party to confirm the Company's valuation.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $468,000 and $451,000 for the three months ended June 30, 2003 and 2002, respectively, and $1,020,000 and $869,000 for the six months ended June 30, 2003 and 2002, respectively.

Data Library Amortization

     Effective January 1, 2002 (see "Change in Accounting Principle" below), the Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful economic life of the data.

INDEX

     The actual rate of amortization depends on the location of specific seismic surveys licensed and selected by the Company's customers during the year. Effective January 1, 2003, the Company assigns a specific amortization rate to each of fourteen separately identified segments of its seismic data library based on its estimate of future sales from each segment. The amortization rates vary by segment and range from a low of 37% to a high of 100% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of June 30, 2003. The actual rate of amortization recorded in any period varies from the weighted average rate due to the application of straight-line amortization on a survey-by-survey basis.

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

INDEX

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

NOTE E-DISCONTINUED OPERATIONS

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations. During 2002, the Company sold a majority of its oil and gas assets. Remaining oil and gas assets are not material and consist of six properties in which the Company has a working interest. The remaining carrying value of these properties is $141,000, and the Company continues to market such oil and gas assets for sale.

     Revenue from the discontinued operations was $109,000 and $3,743,000 for the three months ended June 30, 2003 and 2002, respectively, and $190,000 and $6,386,000 for the six months ended June 30, 2003 and 2002, respectively. Pre-tax income (loss) from the discontinued operations was $39,000 and $(57,835,000) for the three months ended June 30, 2003 and 2002, respectively, and $(198,000) and $(58,711,000) for the six months ended June 30, 2003 and 2002, respectively.

     The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE F-DEBT

     The following is a summary of the Company's debt (in thousands):

	June 30,	December 31,
	2003	2002

Notes	$255,000	$255,000
Term loan	5,625	6,875
Demand reducing credit facility	861	1,372
Note payable to former executive	462	-
Short-term borrowings	-	375

	$261,948	$263,622

INDEX

     Notes:    The Company has outstanding Notes totaling $255 million at June 30, 2003. The financial covenants in the Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.  As a result of the Company's Chapter 11 filing, the restatement of its financial statements prior to January 1, 2002, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company is in default on the Notes.

     On June 6, 2003, certain of the holders of the Notes filed involuntary chapter 11 petitions against the Company and 16 of its subsidiaries that guaranteed the Notes. On June 26, 2003, the Company announced that Ranch had purchased all $255 million of the Notes, and that the Company and Ranch had reached an agreement allowing for an extension until July 8, 2003 of the time by which the Company must respond to the involuntary bankruptcy petitions. On July 8, 2003, the Company reached an agreement-in-principle with Ranch for a consensual reorganization of the Company's capital structure, including all $255 million of the Notes, and on the same date, Ranch and the Company agreed to extend the time to respond to the involuntary petitions to July 21, 2003. On July 21, 2003, the Debtors filed voluntary petitions in bankruptcy and the Company and Ranch filed motions to dismiss the involuntary petitions (see Note B). In addition, on or before July 21, 2003, Ranch sold all of the Notes to Berkshire.

     Term Loans:    The Company is not in compliance with the covenants of a term loan obtained by its wholly owned subsidiary, Seitel Data, Ltd. Pursuant to the Plan, the Company has proposed an extension of the repayment period of this loan. At June 30, 2003, the term loan had an outstanding balance of $5.6 million and a maturity date of October 1, 2004, when a balloon payment of $2.5 million is due. The Company has proposed an extension of the maturity date to April 1, 2005 and a permanent waiver of the current defaults, subject to certain other terms and conditions. There can be no assurance that such negotiations will be successful or that they will result in a modification which the Company will determine is satisfactory.

     Note Payable to Former Executive:    In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic Seismic, Ltd., a wholly owned Canadian subsidiary of the Company.

     Debtor-in-Possession Loan Facility:    By order dated July 25, 2003, the Bankruptcy Court approved a $10 million interim debtor-in-possession loan and security agreement with Wells Fargo Foothill, Inc., as lender, and, upon fulfillment of certain terms and conditions and the final approval of the Bankruptcy Court, up to $20 million in financing, to support the Debtor's operations during the course of the Cases (the "DIP Facility"). The DIP Facility will terminate upon, among other events, the earlier of the maturity date or the effective date of the Plan. Advances under the DIP Facility are available pursuant to a formula based on outstanding accounts receivable and the carrying value of the seismic library of the Debtors, subject to certain limitations. If any advance is made under the DIP Facility, the first such advance must be at least in an amount equal to and the proceeds must be used to retire the balance of the Term Loan payable by Seitel Data Ltd. and described above. In connection with the application and approval by the lender of the DIP Facility, the Company paid commitment fees of $200,000 plus certain expenses. In addition, the terms of the DIP Facility include the payment of an unused line fee of .50% per annum payable in arrears, subject to the Bankruptcy Court's final approval of the DIP Facility.

NOTE G-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. For the three and six months ended June 30, 2003 and 2002, the Company did not have any potentially dilutive securities. A weighted average number of options and warrants to purchase 5,360,000, 8,987,000, 5,420,000 and 8,885,000 shares of common stock were outstanding during the second quarter of 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

INDEX

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2003	2002	2003	2002

Net income (loss):
As reported		$903	$(78,921)	$(1,245)	$(97,189)
Less:	Total stock-based employee expense
	determined under SFAS No. 123, net of tax	(1,241)	(341)	(2,363)	(2,205)

Pro forma		$(338)	$(79,262)	$(3,608)	$(99,394)

Basic and diluted loss per share:
As reported		$.04	$(3.11)	$(.04)	$(3.85)
Pro forma		$(.01)	$(3.12)	$(.14)	$(3.94)

NOTE H-STATEMENT OF CASH FLOW INFORMATION

     The Company had restricted cash at June 30, 2003 and December 31, 2002 of $50,000 and $4.5 million, respectively, of which $4.4 million at December 31, 2002 was held in an escrow account pursuant to an agreement with the holders of the Notes entered into in connection with the sale of the Company's oil and gas assets. The Company used these escrowed funds for the payment of interest to such holders during the first quarter of 2003.

     During the six months ended June 30, 2003 and 2002, the Company had non-cash additions to its seismic data library totaling $6,190,000 and $8,616,000, respectively. Of these amounts, $5,957,000 and $8,348,000 resulted from non-monetary exchanges during the six months ended June 30, 2003 and 2002, respectively. The balance of $233,000 and $268,000 for the six months ended June 30, 2003 and 2002, respectively, resulted from certain data creation costs which were offset against amounts due from the customer for data license fees. The offset amounts are also included in non-cash sales in the Consolidated Statements of Cash Flows.

NOTE I-COMMITMENTS AND CONTINGENCIES

Internal and Securities and Exchange Commission Investigations

      During the course of an internal investigation, the Company discovered that two former executive officers may have improperly converted corporate funds for their personal use, including certain unearned advances. Immediately following such discovery, the Company notified the Securities and Exchange Commission ("SEC") Office of Enforcement regarding the findings of the internal investigation. In December 2002, the SEC issued an "Order Directing Private Investigation and Designating Officers To Take Testimony," commonly called a formal order of investigation. On June 6, 2003, the SEC charged the Company with violating the reporting, books and records, internal controls and proxy statement provisions of the federal securities laws sections 13 (a), 13 (b) (2)(B) and 14 (a) of the Securities Exchange Act of 1934 and Rules 12b-20, 13 a-1 and 14a-9. Without admitting or denying the SEC's allegations, the Company agreed to settle this matter by consenting to a final judgment permanently enjoining it from violating these provisions. In determining to accept the Company's offer, the SEC considered that the Company promptly undertook remedial actions and cooperated with the SEC staff.

Litigation

      The former holders of the Notes made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders investment in the Notes. Notice of the demand has been provided by the Company to its insurance carriers. The holders of the Notes did not commence suit. As of June 26, 2003, all of the former holders of the Notes had sold their Notes to Ranch, who subsequently sold the Notes to Berkshire. Under the Plan, all of the foregoing claims will be released and discharged.

INDEX

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. The Company intends to vigorously defend these consolidated lawsuits. No discovery has been conducted and the action is stayed as a result of the Company's Chapter 11 filing.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Company's Chapter 11 filing.

     The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company sought a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company, and asserted various other claims. Mr. Pearlman filed counterclaims with respect to such employment agreement and asserted various causes of action. On May 9, 2003, the parties reached a settlement in the matter. Pursuant to the settlement, all parties to the litigation executed releases in favor of the other parties, and all suits were dismissed. The Company reimbursed Mr. Pearlman for certain out of pocket costs and agreed to make certain payments both immediately and over a ten year period in respect of his former employment which was terminated in all respects concurrently with the settlement. The settlement did not have a material impact on the Company's results of operations for the six months ended June 30, 2003, and performance by the Company under the settlement will not have a material impact on reported results in any future period.

     The Company's former chief financial officer, Debra Valice, commenced an action in the 55th Judicial District Court of Harris County, No. 2002-30195, alleging breach of her employment contract by virtue of her termination and that a press release announcing her termination was defamatory. The Company filed a counterclaim against Ms. Valice to recover certain advances and amounts due on two notes. The case was tried in the 152nd Judicial District Court of Harris County beginning March 10, 2003. On March 18, 2003 the jury returned its verdict, finding in favor of Ms. Valice on certain questions and in favor of the Company on others. The jury verdict in the case was never entered, and on July 14, 2003, the parties filed, and the court entered, a joint motion setting aside and disregarding the jury's findings and awards, and the parties have settled all disputes.

INDEX

     The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also has filed a counter suit to recover approximately $4,200,000 in corporate funds that the Company believes he inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, the Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by the Company (see discussion below). The Company intends to defend the suit vigorously and pursue its counterclaim. Discovery is abated in the case pending finalization of certain other matters.

     The Company was a party to a suit entitled Bank One, N.A. v. Paul Frame and Seitel, Inc., Cause No. 2002-43070, in the 133rd Judicial District of Harris County, Texas. The plaintiff sued on an alleged corporate guaranty of a $540,000 note executed by Mr. Frame. In connection with its litigation, Bank One obtained a judgment against Mr. Frame (but not against the Company) in the amount of the note, plus accrued interest and costs of collection. Subsequently, the Company purchased the note and the judgment from Bank One, and Bank One dismissed its litigation against the Company. The Company intends to vigorously pursue its claim against Mr. Frame.

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

     On March 27, 2003, the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation, taken possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued an estimate of the deficiency that would result if the Plaintiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease. GE has informed the Company that GE believes the amount of $2,323,757.95 is due with respect to the termination of the lease. The case is subject to the automatic stay of the Bankruptcy Court.

     The Company and its subsidiaries, DDD Energy, Inc. ("DDD") and Endeavor Exploration, LLC ("Endeavor") have received a demand letter from an attorney representing a former DDD and Endeavor employee. The amount claimed is $1,200,000 pursuant to a purported employment contract. The Company has responded to the demand in writing and has disputed the validity of the claim. No suit has been filed.

     In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

INDEX

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2003, the Company had accrued $3.5 million, representing management's best estimate of the amount that is probable of being paid relative to all of the litigation and claims set forth above. This amount reflects a reduction of $2.0 million recorded in the second quarter of 2003 primarily as a result of certain litigation being settled for amounts less than previously estimated and recorded. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at June 30, 2003, could be material to the Company's financial statements for any particular reporting period.

     In addition, because of the uncertainty surrounding the ability of the Company to collect amounts due from a former executive officer, the Company has provided a full allowance for such amounts.

Stock Exchange Listings

     The Company's common stock is publicly traded in the over-the-counter market and in the "pink sheets" under the symbol SEIE and on the Toronto Stock Exchange under the symbol OSL. Following confirmation of the Plan, such stock will be canceled and not thereafter publicly traded and the listings will be terminated.

NOTE J-RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Reorganization Proceedings

     On the Petition Date, Seitel, Inc., and its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)). Seitel, Inc. and its 30 U.S. subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 cases of these entities are collectively referred to herein as the "Cases." By order of the Bankruptcy Court dated July 25, 2003, the Cases are being jointly administered. Since the Petition Date, the Debtors have operated their business as "debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow them to continue operations during the reorganization proceeding. Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court. No trustee has been appointed. An official equity committee was appointed in August 11, 2003.

INDEX

     None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canadian or other non-U.S. jurisdictions have filed Chapter 11 and none are expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere. Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

     In addition, on July 21, 2003, the Debtors filed a Plan of Reorganization (the "Plan"). The Plan is being financed by Berkshire Hathaway Inc. ("Berkshire"). If the Plan is confirmed and consummated, the Company will become a wholly owned subsidiary of Berkshire. Consummation of the Plan is subject to a number of conditions, including confirmation by the Bankruptcy Court no later than November 18, 2003. The document containing the specific Plan terms is publicly available and has been filed with the Bankruptcy Court. The Plan also is an exhibit to the Company's Form 8-K filed on July 22, 2003.

     The Plan generally provides, in summary, for the (i) payment in full on agreed terms or the reinstatement on existing terms of all secured debt; (ii) the assumption and reaffirmation of obligations under the Company's previously issued data license agreements with its customers; (iii) payment in full in cash of all allowed unsecured claims, other than the Note claims (which are to recover approximately 71% of their face value) owing by Debtors that conduct Seitel's principal operations; (iv) payment of cash equal to 25% of allowed unsecured claims which are owing or are guaranteed by entities not presently conducting operations or which have no substantial assets; and (v) subject to the confirmation of the Plan on or before November 18, 2003 and the affirmative vote of Seitel shareholders, the distribution of approximately $10.15 million in cash (equivalent to $.40 per share) to the holders of Seitel common stock in cancellation of such stock. If shareholders were to vote to reject the Plan and the Plan nevertheless is confirmed by the Bankruptcy Court, Seitel's existing common stock will be cancelled and no distribution would be made to existing Seitel shareholders. In all events, if the Plan is confirmed and consummated, all presently existing Seitel common stock and all options and warrants to acquire such stock will be cancelled upon the effective date of the Plan. This foregoing description of the treatments and recoveries under the Plan is only a summary, and any discrepancy between such descriptions and the Plan is controlled exclusively by the Plan.

     In connection with the Plan filing, previously filed involuntary bankruptcy petitions which were pending against the Company were dismissed on July 25, 2003 by order of the Bankruptcy Court pursuant to a joint request for such dismissal filed by the Company and Ranch Capital L.L.C. ("Ranch"). Ranch previously purchased all of the senior unsecured notes (the "Notes") held by the entities which filed the involuntary bankruptcy petitions. Ranch subsequently sold the Notes to Berkshire.

     On the Petition Date, the Company sought, and thereafter obtained, authority to take a broad range of actions, including the right to honor and perform under their pre-petition customer data agreements and to promote a "business as usual" atmosphere with customers and employees. This relief was essential to minimize disruptions to the Company's businesses as a result of the commencement of the Chapter 11 cases and to assure customers that the data license agreements for selection of seismic data would be honored pending confirmation of the Plan. Additionally, other orders were obtained, including authority to pay certain, limited pre-petition employee wages and benefits, employment of a noticing agent, adequate assurance of future payments to utility companies, continued use of cash management systems and payment of pre-petition sales.

     The Bankruptcy Court also approved a $10 million interim debtor-in-possession loan and security agreement (the "DIP Facility") with Wells Fargo Foothill, Inc., as lender ("Foothill"), and, upon fulfillment of certain terms and conditions and the final approval of the Bankruptcy Court, up to $20 million in financing, to support the Debtors' operations during the course of the Cases. The DIP Facility will terminate upon, among other events, the earlier of the maturity date or the effective date of the Plan.

     Generally, pre-Petition Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Petition Date. A fully secured claim, however, does accrue interest after the Petition Date until the amount due and owing to the secured creditor, including interest accrued after the Petition Date, is equal to the value of the collateral securing such claim. As a result of the Cases, additional pre-Petition Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Bankruptcy Court as the last day to file proofs of claim.

INDEX

     Under the Bankruptcy Code, the rights of and ultimate payments to pre-Petition Date creditors and stockholders may be substantially altered. The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the filing will be resolved under the Plan and voted on in the Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to seek confirmation of the Plan, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court and consummated.

     The accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Financial information for periods ending after the Petition Date will include adjustments and reclassifications to reflect the liabilities which have been deferred as a result of the commencement of the Cases. Specifically, but not all inclusive, the financial information as of and for the six months ended June 30, 2003, contained herein does not represent: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, (c) the effect of any changes which may be made in connection with the Debtors' capitalizations or operations resulting from the Plan. Because of the ongoing nature of the Cases, the discussions and consolidated financial statement contained herein are subject to material uncertainties.

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

INDEX

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

INDEX

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more clearly determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, the Company also obtains an opinion from a third party to confirm the Company's valuation.

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

     The actual rate of amortization depends on the location of specific seismic surveys licensed and selected by the Company's customers during the year. Effective January 1, 2003, the Company assigns a specific amortization rate to each of fourteen separately identified segments of its seismic data library based on its estimate of future sales from each segment. The amortization rates vary by segment and range from a low of 37% to a high of 100% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of June 30, 2003. The actual rate of amortization recorded in any period varies from the weighted average rate due to the application of straight-line amortization on a survey-by-survey basis.

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

INDEX

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

INDEX

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

     The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for its seismic data library and litigation, as described below. In addition, management adopted a new accounting principle and revised several of the key assumptions and estimates in the Company's accounting for its seismic data library in 2002.

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

     The Company is involved in civil lawsuits including securities-related shareholder suits, litigation with former executives of the Company and other commercial litigation. These matters are in various stages of progress. In some cases, management expects that these matters may extend for a long period of time in the future. The Company estimates the amount of potential exposure it may have with respect to these matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies."

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

INDEX

RESULTS OF OPERATIONS

     The Company generates revenue primarily by licensing data from its existing data library and from new data acquisition partially underwritten or sponsored by clients. Total revenue was $31,773,000 in the second quarter of 2003 compared to revenue of $47,102,000 in the second quarter of 2002. Total revenue was $62,097,000 for the six months ended June 30, 2003 compared to revenue of $69,615,000 for the six months ended June 30, 2002.

     The following table summarizes the components of the Company's revenue for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Acquisition revenue	$8,190	$4,404	$16,681	$13,415
Licensing revenue:
New resales for cash	20,019	20,802	38,314	25,004
Non-monetary exchanges	2,848	5,323	5,957	8,348
Deferral of revenue	(13,508)	(13,829)	(25,880)	(17,276)
Selections of data	13,399	29,927	25,030	39,353
Solutions and other	825	475	1,995	771

Total revenue	$31,773	$47,102	$62,097	$69,615

     The decrease in total revenue for the three and six months ended June 30, 2003 compared to the corresponding periods of 2002 was primarily due to a decrease during 2003 in selections of data from contracts whose revenue was initially deferred. In the second quarter of 2002, the volume and dollar amount of selections of data by clients increased significantly due to the uncertainty surrounding the Company's financial condition. Thereafter, selections of data returned to more normal levels and selections in the second quarter of 2003 were generally consistent with the level of selections during the immediately preceding two quarters. Acquisition revenue for the three and six months ended June 30, 2003 was higher than the corresponding periods in 2002 due to the award of new acquisition projects . In addition, for the six months ended June 30, 2003, cash licensing sales were higher than the same period in 2002 primarily resulting from improvement in the level of such sales for the first quarter of 2003 as compared to the first quarter of 2002. First quarter 2002 cash licensing sales were negatively impacted by lower than expected energy commodity prices, which led to an overall slowdown in spending on certain oil and gas activities, including seismic data. Solutions and other revenue increased by over $1.2 million for the 2003 six month period as compared to 2002 and reflects deliveries of data associated with higher levels of cash licensing in 2003 and the capture of activity previously outsourced to third parties.

     At June 30, 2003, the Company had a deferred revenue balance of $56,722,000, of which $16,003,000 resulted from non-monetary exchanges. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

     Depreciation and amortization consists of data bank amortization and depreciation on property and equipment. Data bank amortization was $18,587,000 and $35,023,000 in the second quarter and first six months of 2003 compared to $18,715,000 and $35,551,000 in the second quarter and first six months of 2002. The amount of seismic data amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by the Company's customers during any period as well as the amount of straight-line amortization required under its accounting policy. As a percentage of revenue from licensing seismic data, data bank amortization was 60% and 40% for the second quarters of 2003 and 2002, respectively, and 58% and 52% for the first six months of 2003 and 2002, respectively. The increase in the amortization rate from 2002 to 2003 is primarily due to a change in the amortization policy in effect for purchased data. In the first six months of 2002, amortization of purchased data costs was determined on a straight-line basis over 10 years, whereas, in 2003 purchased data library costs are amortized on the greater of the income forecast or straight-line method over the data's estimated useful life. Additionally, in the second quarter of 2003, the rate increase was also due to an increase in straight-line amortization charges resulting from the reduced estimated useful life of the data library in the fourth quarter of 2002.

     Depreciation expense on property and equipment was $1,515,000 in the second quarter of 2003 compared to $1,640,000 in the second quarter of 2002. Depreciation expense was $3,225,000 for the first six months of 2003 compared to $2,610,000 for the same period in 2002. The increase for the six month period was primarily due to property and equipment placed in service in connection with the opening of data technology centers in Houston and Calgary in March and April 2002, respectively.

INDEX

     During the second quarter of 2002, the Company recorded a non-cash impairment charge on its Gulf of Mexico offshore and its Rocky Mountain region seismic data totaling $25,696,000. Based on industry conditions and recent revenue performance, the Company determined that its estimates of future cash flows on these seismic data library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of these seismic data components by discounting the estimated net cash flows of the data. The resulting difference between the estimated fair value and carrying value was recorded as an impairment loss during the second quarter of 2002.

     The Company's selling, general and administrative ("SG&A") expenses were $5,626,000 in the second quarter of 2003 compared to $24,243,000 in the second quarter of 2002. Second quarter 2002 SG&A included $9.5 million of charges related to former executives for certain compensation paid pursuant to contracts and allowance for collection of notes receivable. Second quarter 2003 SG&A expenses include $2.9 million of legal and professional fees related to the Company's ongoing restructuring efforts and costs associated with litigation with several parties, including certain former officers and directors of the Company. The second quarter of 2002 included $2.6 million of such costs. Offsetting a portion of these costs were foreign currency transaction gains (reducing SG&A expense) totaling $1.6 million for the three months ended June 30, 2003, related to the strengthening of the Canadian dollar for U.S. denominated transactions of the Company's Canadian subsidiaries. Foreign currency transaction gains in the second quarter of 2002 were $800,000. Additionally, in the second quarter of 2003, the Company recorded a reduction of $2.0 million in liabilities associated with certain litigation, primarily as a result of certain litigation being settled for amounts less than that previously estimated and recorded. The Company's SG&A expenses were $14,519,000 in the first half of 2003 compared to $34,733,000 in the first half of 2002. The lower SG&A expenses in the second quarter and first six months of 2003 compared with the same periods a year ago reflect decreased personnel and other costs resulting from cost reduction measures implemented by the Company in the last half of 2002, including a reduction in work force, relocation of its headquarters, overhaul of its compensation structure and the imposition of strict controls on spending of all types. The first six months 2002 SG&A included $9.5 million of charges related to former executives for certain compensation paid pursuant to contracts and allowance for collection of notes receivable and an additional $3.2 million of costs associated with litigation with several parties, including certain former officers and directors of the Company. Offsetting a portion of these costs were foreign currency transaction gains totaling $700,000 for the six months ended June 30, 2002, related to the strengthening of the Canadian dollar for U.S. denominated transactions of the Company's Canadian subsidiaries. The first six months 2003 SG&A expenses include $6.0 million of legal and professional fees related to the Company's ongoing restructuring efforts offset partially by $3.0 million of foreign currency gains related to the strengthening of the Canadian dollar for U.S. denominated transactions of the Company's Canadian subsidiaries. Additionally, in the first six months of 2003, the Company recorded a reduction of $2.0 million in liabilities associated with certain litigation, primarily as a result of certain litigation being settled for amounts less than that previously estimated and recorded.

     The decrease in interest expense, net, between the second quarter periods was primarily due to second quarter 2002 interest expense including $321,000 related to the write-off of deferred financing costs associated with the Company's terminated line-of-credit facility and $370,000 of expense related to Note amendment fees, partially offset by capitalized interest of $330,000. No such costs were incurred in the second quarter of 2003.

     During the second quarter of 2003, the Company negotiated settlement of certain liabilities for less than the amount recorded in the financial statements resulting in a gain of $681,000.

     During the second quarter of 2002, the Company sold certain marketable securities that it held. As a result, the unrealized loss that was recorded as a component of equity was recognized in the income statement as a permanent impairment of the marketable security during the second quarter of 2002.

     As a result of the Company recording a loss for the first six months of 2003, along with the Chapter 11 filing and the fact that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business, the U.S. income tax benefit on this loss was offset by a valuation allowance since such benefit is not assured of realization. Tax expense of $778,000 and $813,000 was recorded in the second quarter and first six months of 2003, respectively, related to earnings on certain Canadian subsidiaries.

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. In 2002, the Company sold a majority of its oil and gas assets. The Company's remaining oil and gas assets are not material and consist of working interests in six oil and gas properties for which the Company continues to seek buyers. Based on the most recent offers (none of which have been consummated) received by the Company for certain of its remaining oil and gas properties, the Company recorded a charge in the first six months of 2003 of $278,000 to reduce the carrying value of such properties to their estimated realizable value.

INDEX

     Revenue from the discontinued operations was $109,000 and $3,743,000 for the three months ended June 30, 2003 and 2002, respectively, and $190,000 and $6,386,000 for the six months ended June 30, 2003 and 2002, respectively. Pre-tax income (loss) from the discontinued operations was $39,000 and $(57,835,000) for the three months ended June 30, 2003 and 2002 respectively, and $(198,000) and $(58,711,000) for the six months ended June 30, 2003 and 2002, respectively. The decrease in revenue between 2003 and 2002 was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in the pre-tax loss from the discontinued operations between 2003 and 2002 was primarily due to the loss on the sale of the assets recorded in the 2002 periods.

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

Liquidity and Capital Resources

     As of August 13, 2003, the Company had $35.2 million in cash on hand. In addition, the Company has received approval from the Bankruptcy Court with respect to a debtor-in-possession financing facility for up to $10 million initially and up to $20 million, subject to final order of the Bankruptcy Court. Advances under the facility are available pursuant to a formula based on the carrying value of certain accounts receivable and components of the seismic data library. If an advance is made under the facility, the first such advance must be in an amount not less than and must be used to retire the Company's term loan presently outstanding in the amount of $5.4 million and secured by certain seismic data.

     The Company's cash provided by operating activities from continuing operations was $38,819,000 and $16,731,000 for the six months ended June 30, 2003 and 2002, respectively. The increase from 2002 to 2003 was primarily due to receipt of a Federal income tax refund of $17.4 million and to increased cash license sales during the first six months of 2003.

     As of June 30, 2003, the Company had approximately $274.9 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (1)	$261,948	$261,376	$157	$37	$378
Capital lease obligations	7,220	657	1,593	2,432	2,538
Operating lease obligations	5,704	592	1,115	971	3,026

Total contractual cash obligations	$274,872	$262,625	$2,865	$3,440	$5,942

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is in non-compliance with certain of the covenants related to this debt and the maturities have been reflected as due in 2003.

     As a result of the bankruptcy filing by the Company and its wholly owned U.S. subsidiaries, the rights of and ultimate payments related to certain of these contractual obligations may be substantially altered.

     Notes

      The Company has outstanding Notes totaling $255 million that were issued in various series from December 1995 through December 2001. The Notes bear interest at rates ranging from 7.04% to 7.48% and have maturity dates ranging from December 2002 to October 2011. The financial covenants in the Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.  As a result of the Company's Chapter 11 filing, the restatement of its financial statements prior to January 1, 2002, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company is in default on the Notes.

     On June 6, 2003, certain of the holders of the Notes filed involuntary chapter 11 petitions against the Company and 16 of its subsidiaries that guaranteed the Notes. On June 26, 2003, the Company announced that Ranch had purchased all $255 million of the Notes, and that the Company and Ranch had reached an agreement allowing for an extension until July 8, 2003 of the time by which the Company must respond to the involuntary bankruptcy petitions On July 8, 2003, the Company reached an agreement-in-principle with Ranch for a consensual reorganization of the Company's capital structure, including all $255 million of the Notes and on the same date, Ranch and the Company, agreed to extend the time to respond to the involuntary petitions to July 21, 2003. On July 21, 2003, the Debtors filed voluntary petitions in bankruptcy and the Company and Ranch filed motions to dismiss the involuntary petitions. In addition, on or before July 21, 2003, Ranch sold all of the Notes to Berkshire. The balance outstanding on the Notes was $255 million at August 13, 2003.

INDEX

     Lines of Credit

     On December 9, 2002 the Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic") entered into a new revolving credit facility. The facility allows it to borrow up to $5 million (Canadian dollars), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. Until January 22, 2003, prime-based loans and bankers' acceptances bore interest at the rate of the bank's prime rate plus 1.75% per annum and 1.40% per annum, respectively. Effective January 22, 2003, such rates were amended to the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. However, all intercompany debt owing by Olympic to Seitel or to any Seitel U.S. subsidiary (approximately $17,032,000 (Canadian dollars) at June 30, 2003) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian dollars), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. As of August 13, 2003, no amounts were outstanding on this revolving line of credit and $2,002,000 (Canadian dollars) was available on the line of credit. Olympic is not a party to any of the debt issued by Seitel other than the note payable to a former executive.

    The Company has received approval from the Bankruptcy Court with respect to a debtor-in-possession financing facility for up to $10 million initially and up to $20 million, subject to final order of the Bankruptcy Court. Advances under the facility are available pursuant to a formula based on the carrying value of certain accounts receivable and components of the seismic data library. If any advance is made under the facility, the first such advance must be at least in an amount equal to and the proceeds must be used to retire the Company's term loan presently outstanding in the amount of $5.4 million and secured by certain seismic data. As of August 13, 2003, no amounts were outstanding on this facility.

     Term Loans

      On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which data secures the debt. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The Company is not in compliance with the covenants of this term loan. Pursuant to the Plan, the Company has proposed an extension of the repayment period of this loan. At June 30, 2003, the term loan had an outstanding balance of $5.6 million and a maturity date of October 1, 2004, when a balloon payment of $2.5 million is due. The Company has proposed an extension of the maturity date to April 1, 2005 and a permanent waiver of the current defaults, subject to certain other terms and conditions. There can be no assurance that such negotiations will be successful or that they will result in a modification which the Company will determine is satisfactory. The balance outstanding on this loan on August 13, 2003, was $5,417,000.

     On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime-based loans. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. On December 9, 2002, the Trust replaced the remaining balance owing under this facility with a $2.67 million (Canadian dollars) reducing demand facility, by way of prime-based loans. Monthly payments total $166,670 (Canadian dollars) plus interest. The facility matures on January 28, 2004. Until January 22, 2003, the loans bore interest at the bank's prime rate plus 2.00%. Effective January 22, 2003, the rate was amended to the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic and SEIC Holdings Ltd. However, all intercompany debt owing by the Trust to Seitel or any Seitel U.S. subsidiary (approximately $38,644,000 (Canadian dollars) at June 30, 2003) has been subordinated to the repayment of the demand reducing credit facility. The balance outstanding on this loan on August 13, 2003 was $1,000,000 (Canadian dollars).

INDEX

     Other Debt

      During 2001 and 2002, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreement originally was for a term of approximately two years. On February 18, 2003, the Company and the lessor entered into a restructuring of this lease effective as of January 1, 2003. Under the restructured obligation, on February 18, 2003, the Company made a one time payment of $1,580,000, plus applicable taxes, in consideration of past due lease payments and agreed to make 33 additional monthly payments of principal and interest of $165,000, plus applicable taxes. At the conclusion of the lease, the Company may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. The outstanding balance on the capital lease as of August 13, 2003 was $4,401,000.

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

     In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic Seismic, Ltd. The outstanding balance on this note as of August 13, 2003 was $459,000.

     In May 2001, the Company's wholly owned subsidiary, N360X, LLC, entered into an operating lease for a jet aircraft. The lease agreement was for a term of 10 years. Monthly lease payments were $25,000 until May 2006 and $35,000 per month thereafter until the end of the lease term. The lease payments were guaranteed by Seitel. The Company surrendered the aircraft and has not made any lease payments since December 2002. The Lessor has demanded payment of all amounts due under the lease and has filed suit to enforce its rights. Refer to "Legal Proceedings."

Capital Expenditures

     During the first six months of 2003, capital expenditures for seismic data and other property and equipment amounted to $26.1 million and $0.6 million, respectively. Of the $26.1 million of seismic data additions, $19.9 million were cash additions and $6.2 million were non-cash additions. These capital expenditures were funded by operations and current cash balances.

     Based on its present budget, the Company anticipates capital expenditures for the remainder of 2003 will total approximately $39 million, substantially all of which will be for seismic data library additions. Of this amount, the Company anticipates that it will receive underwriting or sponsorship totaling approximately $18 million and will execute non-monetary exchanges for an additional $10 million leaving approximately $11 million of capital spending to be funded from operating cash flow. If the Company's cash balances and revenue from operating sources are not sufficient to fund the currently anticipated 2003 capital expenditures, general and administrative expenses and other costs of operation and costs incurred in connection with the Chapter 11 filing, the Company would be required to reduce its capital budget.

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for 2002. The adoption of FIN 45 on January 1, 2003 did not have a material effect on the results of operations or balance sheet of the Company.

INDEX

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

Information Regarding Forward Looking Statements

          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include the ability of the Company to continue as a going concern; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the impact of litigation on the Company and in any distribution to creditors or equity holders of the Company; the delay or inability of the Company to complete and/or consummate its proposed plan of reorganization; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of the reorganization, for the appointment of a Chapter 11 trustee or to convert the Company's Chapter 11 case to a Chapter 7 case; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations and other risks associated with operating a business in Chapter 11; any significant change in the oil and gas industry or the economy generally; changes in the exploration budgets of the Company's seismic data and related services customers; actual customer demand for the Company's seismic data and related services; the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements; the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements; the results or settlement of litigation regarding the Company or its assets, any litigation or action taken as a result of the Company's non-compliance with its debt covenants; adverse actions which may be taken by the Company's creditors; the level of the Company's cash generated from operations; the Company's ability to obtain alternative debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund its capital needs and the lack of any strategic disposition, acquisition or joint venture involving the Company's businesses and assets. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

     Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this report on Form 10-Q, the Chief Executive Officer, Larry E. Lenig, Jr., and the Acting Chief Financial Officer, Marcia H. Kendrick, have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

INDEX

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

     The former holders of the Notes made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders investment in the Notes. Notice of the demand has been provided by the Company to its insurance carriers. The holders of the Notes did not commence suit. As of June 26, 2003, all of the former holders of Notes had sold their Notes to Ranch, who subsequently sold the Notes to Berkshire. Under the Plan, all of the foregoing claims will be released and discharged.

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. The Company intends to vigorously defend these consolidated lawsuits. No discovery has been conducted and the action is stayed as a result of the Company's Chapter 11 filing.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Company's Chapter 11 filing.

INDEX

     The Company sued its former chairman of the board in Seitel, Inc. v. Pearlman, C.A. No. H.-02-1843, In the United States District Court in the Southern District of Texas. The Company sought a declaratory judgment with respect to the employment agreement between Mr. Pearlman and the Company, and asserted various other claims. Mr. Pearlman filed counterclaims with respect to such employment agreement and asserted various causes of action. On May 9, 2003, the parties reached a settlement in the matter. Pursuant to the settlement, all parties to the litigation executed releases in favor of the other parties and all suits were dismissed. The Company reimbursed Mr. Pearlman for certain out of pocket costs and agreed to make certain payments both immediately and over a ten year period in respect of his former employment which was terminated in all respects concurrently with the settlement. The settlement did not have a material impact on the Company's results of operations for the six months ended June 30, 2003, and performance by the Company under the settlement will not have a material impact on reported results in any future period.

     The Company's former chief financial officer, Debra Valice, commenced an action in the 55th Judicial District Court of Harris County, No. 2002-30195, alleging breach of her employment contract by virtue of her termination and that a press release announcing her termination was defamatory. The Company filed a counterclaim against Ms. Valice to recover certain advances and amounts due on two notes. The case was tried in the 152nd Judicial District Court of Harris County beginning March 10, 2003. On March 18, 2003 the jury returned its verdict, finding in favor of Ms. Valice on certain questions and in favor of the Company on others. The jury verdict in the case was never entered, and on July 14, 2003, the parties filed, and the court entered, a joint motion setting aside and disregarding the jury's findings and awards, and the parties have settled all disputes.

     The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also has filed a counter suit to recover approximately $4,200,000 in corporate funds that the Company believes he inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, the Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by the Company (see discussion below). The Company intends to defend the suit vigorously and pursue its counterclaim. Discovery is abated in the case pending finalization of certain other matters.

     The Company was a party to a suit entitled Bank One, N.A. v. Paul Frame and Seitel, Inc., Cause No. 2002-43070, in the 133rd Judicial District of Harris County, Texas. The plaintiff sued on an alleged corporate guaranty of a $540,000 note executed by Mr. Frame. In connection with its litigation, Bank One obtained a judgment against Mr. Frame (but not against the Company) in the amount of the note, plus accrued interest and costs of collection. Subsequently, the Company purchased the note and the judgment from Bank One, and Bank One dismissed its litigation against the Company. The Company intends to vigorously pursue its claim against Mr. Frame.

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

     On March 27, 2003, the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation, taken possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued an estimate of the deficiency that would result if the Plaintiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease. GE has informed the Company that GE believes the amount of $2,323,757.95 is due with respect to the termination of the lease. The case is subject to the automatic stay of the Bankruptcy Court.

INDEX

     The Company and its subsidiaries, DDD Energy, Inc. ("DDD") and Endeavor Exploration, LLC ("Endeavor") have received a demand letter from an attorney representing a former DDD and Endeavor employee. The amount claimed is $1,200,000 pursuant to a purported employment contract. The Company has responded to the demand in writing and has disputed the validity of the claim. No suit has been filed.

    In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2003, the Company had accrued $3.5 million, representing management's best estimate of the amount that is probable of being paid relative to all of the litigation and claims set forth above. This amount reflects a reduction of $2.0 million recorded in the second quarter of 2003 primarily as a result of certain litigation being settled for amounts less than previously estimated and recorded. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at June 30, 2003, could be material to the Company's financial statements for any particular reporting period.

Items 2., 4. and 5.  Not applicable.

Item 3. Defaults upon Senior Securities

Please read Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of Principal Executive Officer

	99.2	Certification of Principal Financial Officer

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003.

The Company filed a Form 8-K on April 1, 2003 regarding a press release announcing the Company's fourth quarter and 2002 financial results.

The Company filed a Form 8-K on April 11, 2003 regarding the Second Amendment to Third Standstill and Amendment Agreement, dated as of April 10, 2003, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto.

The Company filed a Form 8-K on May 16, 2003 regarding the Third Amendment to Third Standstill and Amendment Agreement, dated as of May 15, 2003, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto. In addition, the Form 8-K referred to the a press release announcing the Company's first quarter 2003 financial results.

The Company filed a Form 8-K on May 30, 2003 regarding the Company's election not to continue the standstill agreement among the Company and the holders of its senior unsecured notes.

The Company filed a Form 8-K on June 9, 2003 regarding a press release disclosing the agreement to settle a lawsuit brought against it by the Securities and Exchange Commission.

The Company filed a Form 8-K on June 9, 2003 about the Company's response to the commencement by holders of a minority of its unsecured notes against the Company and certain of its U.S. subsidiaries of involuntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

The Company filed a Form 8-K on June 27, 2003 regarding a press release disclosing an agreement allowing it to extend until July 8, 2003 the time by which the Company must respond to the involuntary bankruptcy petitions originally filed against it by certain former holders of its senior unsecured notes. The press release further announced that Ranch Capital L.L.C. had purchased all $255 million of the Company's senior unsecured notes.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: August	14,	2003	/s/	Larry E. Lenig, Jr.

				Larry E. Lenig, Jr.
				Chief Executive Officer and President

Dated: August	14,	2003	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Acting Chief Financial Officer

INDEX

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
/s/ Larry E. Lenig, Jr.

Larry E. Lenig, Jr. President and Principal Executive Officer

INDEX

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
/s/ Marcia H. Kendrick

Marcia H. Kendrick Principal Financial Officer

INDEX

	EXHIBIT INDEX

Exhibit	Title	Page
		Number

99.1	Certification of Principal Executive Officer	43

99.2	Certification of Principal Financial Officer	45