Form 10-Q
period 2003-09-30
SEITEL INC
filed 2003-11-14
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[ X ]

As of November 13, 2003, there were 25,375,683 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of
	September 30, 2003 (Unaudited) and December 31, 2002		3

	Consolidated Statements of Income (Unaudited)
	for the Three Months Ended September 30, 2003 and 2002		4

	Consolidated Statements of Income (Unaudited)
	for the Nine Months Ended September 30, 2003 and 2002		5

	Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	for the Three and Nine Months Ended September 30, 2003 and 2002		6

	Consolidated Statements of Stockholders' Equity
	for the year ended December 31, 2002 and for the
	Nine Months Ended September 30, 2003 (Unaudited)		7

	Consolidated Statements of Cash Flows (Unaudited)
	for the Nine Months Ended September 30, 2003 and 2002		8

	Notes to Consolidated Interim Financial Statements		10

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative
		Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION		38

	Signatures		41

INDEX

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

 SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS

Cash and equivalents	$45,739	$21,517
Restricted cash	350	4,469
Receivables
Trade, net of allowance	32,976	34,536
Notes and other	460	14,372
Net seismic data library	259,461	284,396
Net other property and equipment	16,749	19,789
Oil and gas operations held for sale	291	656
Investment in marketable securities	74	5
Deferred income taxes	8,123	11,322
Prepaid expenses, deferred charges and other assets	7,122	7,074

TOTAL ASSETS	$371,345	$398,136

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$11,666	$31,391
Income taxes payable	416	916
Oil and gas operations held for sale	35	94
Debt
Unsecured Notes	-	255,000
Term loans	5,910	8,622
Obligations under capital leases	6,846	8,439
Financial guaranty	-	554
Deferred revenue	50,540	56,084
Liabilities subject to compromise	267,598	-

TOTAL LIABILITIES	343,011	361,100

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding 25,811,601
at September 30, 2003 and December 31, 2002	258	258
Additional paid-in capital	166,630	166,630
Retained deficit	(133,946)	(121,793)
Treasury stock, 435,918 shares at cost at September 30, 2003
and December 31, 2002	(5,373)	(5,373)
Notes receivable from officers and employees	(169)	(1,178)
Accumulated other comprehensive income (loss)	934	(1,508)

TOTAL STOCKHOLDERS' EQUITY	28,334	37,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,345	$398,136

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,

	2003	2002

REVENUE	$39,199	$50,604

EXPENSES:
Depreciation and amortization	23,470	23,344
Cost of sales	180	444
Selling, general and administrative expenses	6,694	14,912
Impairment of seismic data library	13,354	-

	43,698	38,700

INCOME (LOSS) FROM OPERATIONS	(4,499)	11,904

Interest expense, net	(4,945)	(4,855)
Loss on sale of security	-	(250)
Reorganization items	(1,675)	-

Income (loss) from continuing operations before
income taxes	(11,119)	6,799

Provision (benefit) for income taxes	(192)	2,130

Income (loss) from continuing operations	(10,927)	4,669

Income (loss) from discontinued operations (including
loss from disposal of $1,225 in 2002)	19	(1,490)

NET INCOME (LOSS)	$(10,908)	$3,179

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(.43)	$.19
Loss from discontinued operations	-	(.06)

Net income (loss)	$(.43)	$.13

Weighted average number of common and common
equivalent shares - basic and diluted	25,376	25,376

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,

	2003	2002

REVENUE	$101,296	$120,219

EXPENSES:
Depreciation and amortization	61,718	61,505
Cost of sales	510	674
Selling, general and administrative expenses	21,213	49,645
Impairment of seismic data library	13,354	25,696

	96,795	137,520

INCOME (LOSS) FROM OPERATIONS	4,501	(17,301)

Interest expense, net	(14,860)	(15,039)
Gain on extinguishment of liabilities	681	-
Loss on sale of security	-	(332)
Reorganization items	(1,675)	-

Loss from continuing operations before income taxes
and cumulative effect of change in accounting principle	(11,353)	(32,672)
Provision (benefit) for income taxes	621	(10,025)

Loss from continuing operations before cumulative
effect of change in accounting principle	(11,974)	(22,647)

Loss from discontinued operations (including loss
from disposal of $57,989 in 2002)	(179)	(60,201)

Cumulative effect of change in accounting principle, net of tax	-	(11,162)

NET LOSS	$(12,153)	$(94,010)

Basic and diluted loss per share:
Loss from continuing operations	$(.47)	$(.90)
Loss from discontinued operations	(.01)	(2.38)
Cumulative effect of accounting change	-	(.44)

Net loss	$(.48)	$(3.72)

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,275

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(10,908)	$3,179	$(12,153)	$(94,010)

Unrealized gains (losses) on securities held as
available for sale:

Unrealized net holding gains	7	-	5	1

Less: Reclassification adjustment for losses
included in income, net of tax benefit of
$75 for the nine months ended
September 30, 2002	-	-	-	305

Foreign currency translation adjustments	(280)	(1,433)	2,437	(8)

Comprehensive income (loss)	$(11,181)	$1,746	$(9,711)	$(93,712)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

								Accumulated
							Notes	Other
							Receivable	Compre-
	Common Stock		Additional		Treasury Stock		from	hensive
			Paid-In	Retained			Officers &	Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	(Loss)

Balance, December 31, 2001	25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$(3,776)	$(1,903)
Net proceeds from issuance
of common stock upon
exercise of options	998	-	9	-	-	-	-	-
Tax reduction from exercise of
stock options	-	-	165	-	-	-	-	-
Issuance of common stock in
connection with employee
agreements	-	-	-	(977)	300,000	3,699	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	751	-
Allowance for notes receivable	-	-	-	-	-	-	1,847	-
Net loss	-	-	-	(212,440)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	89
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	1
Reclassification adjustment for
losses included in income, net
of tax benefit of $75	-	-	-	-	-	-	-	305

Balance, December 31, 2002	25,811,601	258	166,630	(121,793)	(435,918)	(5,373)	(1,178)	(1,508)
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	1,009	-
Net loss	-	-	-	(12,153)		-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	2,437
Unrealized gain on
marketable securities	-	-	-	-	-	-	-	5

Balance September 30, 2003
(unaudited)	25,811,601	$258	$166,630	$(133,946)	(435,918)	$(5,373)	$(169)	$934

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by
operating activities of continuing operations:
Net loss	$(12,153)	$(94,010)
Loss from discontinued operations, net of tax	179	60,201
Cumulative effect of change in accounting principle, net of tax	-	11,162
Depreciation, depletion and amortization	61,718	61,894
Impairment of seismic data library	13,354	25,696
Allowance for collection of accounts receivable	275	225
Allowance for collection on notes receivable	-	8,789
Deferred income tax provision (benefit)	3,199	(11,581)
Non-cash sales	(13,073)	(40,041)
Loss on sale of marketable securities	-	332
Write-off of deferred financing costs	-	321
Gain on extinguishment of liabilities	(681)	-
Gain on sale of property and equipment	12	7
Common stock issued as compensation	-	444
Decrease in receivables	14,826	19,567
Decrease in other assets	354	1,409
Decrease in deferred revenue	(5,137)	(14,191)
Decrease in accounts payable and other liabilities	(1,075)	(5,508)

Net cash provided by operating activities of continuing operations	61,798	24,716

Cash flows from investing activities:
Cash invested in seismic data	(33,281)	(45,822)
Cash paid to acquire property and equipment	(737)	(8,742)
Cash received from disposal of property and equipment	15	2,530
Net proceeds from sale of marketable securities	-	2,490
Decrease in restricted cash	4,119	-

Net cash used in investing activities of continuing operations	(29,884)	(49,544)

Cash flows from financing activities:
Borrowings under line of credit	-	19,207
Principal payments under line of credit	-	(20,477)
Borrowings under term loan	-	2,514
Principal payments on term loans	(2,906)	(2,726)
Principal payments on capital lease obligations	(1,978)	(1,198)
Proceeds from issuance of common stock	-	9
Costs of debt and equity transactions	(431)	(10)
Buyout of financial guaranty	(325)	-
Loans to officers, employees and director	(161)	(65)
Payments on notes receivable from officers and employees	1,015	820

Net cash used in financing activities of continuing operations	(4,786)	(1,926)

Effect of exchange rate changes	(3,032)	(75)
Net cash provided by discontinued operations	126	26,587

Net increase (decrease) in cash and equivalents	24,222	(242)

Cash and cash equivalents at beginning of period	21,517	25,223

Cash and cash equivalents at end of period	$45,739	$24,981

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued
(in thousands)

	Nine Months Ended September 30,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest (net of amounts capitalized)	$9,561	$18,067
Income taxes	$1,129	$2,629

Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$10,293	$14,300
Additions to marketable securities	$60	$-
Capital lease obligations incurred	$-	$7,137
Note payable to former executive	$469	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     Substantial Doubt About the Company's Ability to Continue as a Going Concern:   The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (see "Note B-Reorganization Proceedings"). As a result of the bankruptcy filing, such realization of assets and liquidation of liabilities is subject to a significant number of uncertainties. Specifically, the interim consolidated financial statements do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the bankruptcy, or (c) the effect of any changes which may occur in connection with the Company's capitalization or operations of the Company as a result of a plan of reorganization. Because of the ongoing nature of the bankruptcy, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

     Accordingly, there is substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty

     Contractual Obligations:    As of September 30, 2003, the Company had approximately $273.6 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (1)	$261,364	$260,792	$157	$37	$378
Capital lease obligations	6,846	273	1,593	2,433	2,547
Operating lease obligations	5,343	308	1,018	984	3,033

Total contractual cash obligations	$273,553	$261,373	$2,768	$3,454	$5,958

(1)

Debt obligations include debt subject to compromise of approximately $255.5 million. These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is in non-compliance with certain of the covenants related to this debt, the holders of $255 million of such debt have accelerated the maturity thereof and the maturities have been reflected as due in 2003.

    As a result of the bankruptcy filing discussed in Note B below, the rights of and ultimate payments related to certain of these contractual obligations may be substantially altered.

     Gain on Extinguishment of Liabilities: In 2003, the Company negotiated settlement of certain liabilities for less than the amount recorded in the financial statements. The resulting gain of $681,000 has been reflected as a gain on extinguishment of liabilities in the accompanying consolidated statements of income for the nine months ended September 30, 2003.

INDEX

NOTE B-REORGANIZATION PROCEEDINGS

     On July 21, 2003, (the "Petition Date"), Seitel, Inc., and its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)). Seitel, Inc. and its 30 U.S. subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 cases of these entities are collectively referred to herein as the "Cases." By order of the Bankruptcy Court dated July 25, 2003, the Cases are being jointly administered. Since the Petition Date, the Debtors have operated their business as "debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow them to continue operations during the reorganization proceeding. Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court. No trustee has been appointed. An official equity committee (the "Equity Committee") was appointed on August 11, 2003.

     None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canadian or other non-U.S. jurisdictions have filed Chapter 11 and none are expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere. Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

     On July 22, 2003, the Debtors filed a Plan of Reorganization and such plan was subsequently amended (the "Debtors' Plan"). The Disclosure Statement for the Debtors' Plan was approved by the Bankruptcy Court on October 7, 2003 and voting on the Debtors' Plan concluded on November 13, 2003. Based on preliminary, unaudited voting results: (i) all classes of claim holders approved the Debtors' Plan by requisite majorities; (ii) the class of securities action plaintiffs have not voted to accept the Debtors' Plan; and (iii) it is likely that shareholders did not vote in the required numbers to accept the Debtors' Plan. A confirmation hearing with respect to the Debtors' Plan is scheduled to begin on November 17, 2003 and is expected to be continued on December 3, 2003. If the Debtors' Plan is confirmed by the Bankruptcy Court and consummated, the Company will become a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). The document containing the specific Debtors' Plan terms and any amendments thereto is publicly available and has been filed with the Bankruptcy Court.

     In connection with the filing of the Debtors' Plan, previously filed involuntary bankruptcy petitions which were pending against the Company were dismissed on July 25, 2003 by order of the Bankruptcy Court pursuant to a joint request for such dismissal filed by the Company and Ranch Capital L.L.C. ("Ranch"). Ranch previously purchased all of the senior unsecured notes (the "Notes") held by the entities which filed the involuntary bankruptcy petitions. Ranch subsequently sold the Notes to Berkshire.

     On November 3, 2003, the Equity Committee sought and obtained from the Bankruptcy Court a termination of the Company's exclusive right to file a plan of reorganization. The Equity Committee filed an alternative plan and related disclosure statement on November 6, 2003, and a hearing on the adequacy of such disclosure statement has been set for December 3, 2003. At the date of this report on Form 10-Q, no solicitation of or voting on such plan has been authorized by the Bankruptcy Court. The document containing the specific plan terms proposed by the Equity Committee is publicly available and has been filed with the Bankruptcy Court.

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

     The Bankruptcy Court has approved a $20 million debtor-in-possession loan and security agreement (the "DIP Facility") with Wells Fargo Foothill, Inc., as lender ("Foothill"), to support the Debtors' operations during the course of the Cases. The DIP Facility will terminate upon, among other events, the earlier of June 30, 2004 or the effective date of the Debtors' Plan or of any other alternative plan of reorganization. The Debtors have not drawn on the DIP Facility.

INDEX

     Generally, pre-Petition Date claims against the Debtors fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. The amount and validity of pre-Petition Date contingent or unliquidated claims ultimately may be established by the Bankruptcy Court or by agreement of the parties. As a result of the Cases, additional pre-Petition Date claims and liabilities have been asserted, some of which are significant. The Debtors have objected to many of the asserted claims which the Debtors believe are improper or overstated. No provision has been included in the accompanying financial statements for such contingent or unliquidated claims that have been filed with the Bankruptcy Court.

     Under the Bankruptcy Code, the rights of and ultimate payments to pre-Petition Date creditors and stockholders may be substantially altered. The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the filing will be resolved pursuant to any plan of reorganization confirmed in the Cases in accordance with the provisions of the Bankruptcy Code.

     The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities is subject to a significant number of uncertainties.

     The following tables set forth certain financial information for the Debtors and non-Debtors (in thousands):

Condensed Consolidating Balance Sheets
September 30, 2003
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Cash and equivalents	$41,407	$4,682	$-	$46,089
Receivables	29,691	3,745	-	33,436
Investment in subsidiaries	294,825	22,269	(317,094)	-
Intercompany receivables (payables)	14,072	(14,072)	-	-
Net seismic data library	212,434	47,027	-	259,461
Net property and equipment	8,906	7,843	-	16,749
Deferred income tax asset (liability)	8,660	(537)	-	8,123
Other assets	6,218	1,269	-	7,487

	$616,213	$72,226	$(317,094)	$371,345

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$9,014	$3,068	$-	$12,082
Debt	9,603	3,153	-	12,756
Other liabilities	35,746	14,829	-	50,575
Liabilities subject to compromise	267,598	-	-	267,598
Stockholders' equity	294,252	51,176	(317,094)	28,334

	$616,213	$72,226	$(317,094)	$371,345

INDEX

Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2003
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Revenue	$35,959	$3,967	$(727)	$39,199
Expenses:
Depreciation and amortization	20,571	2,899	-	23,470
Cost of sales	165	15	-	180
Selling, general and administrative
expenses	5,536	1,885	(727)	6,694
Impairment of seismic data library	13,354	-	-	13,354

Loss from operations	(3,667)	(832)	-	(4,499)

Interest expense, net	(4,729)	(216)	-	(4,945)
Reorganization items	(1,675)	-	-	(1,675)
Benefit for income taxes	-	192	-	192
Income from discontinued operations	19	-	-	19

Net loss	$(10,052)	$(856)	$-	$(10,908)

Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2003
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Revenue	$88,497	$15,496	$(2,697)	$101,296
Expenses:
Depreciation and amortization	52,244	9,474	-	61,718
Cost of sales	474	49	(13)	510
Selling, general and administrative
expenses	20,409	3,488	(2,684)	21,213
Impairment of seismic data library	13,354	-	-	13,354

Income from operations	2,016	2,485	-	4,501

Interest expense, net	(13,912)	(948)	-	(14,860)
Gain on extinguishment of liabilities	681	-	-	681
Reorganization items	(1,675)	-	-	(1,675)
Provision for incomes taxes	(1)	(620)	-	(621)
Loss from discontinued operations	(179)	-	-	(179)

Net income (loss)	$(13,070)	$917	$-	$(12,153)

INDEX

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2003
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities	$53,067	$8,731	$-	$61,798
Investing activities	(29,513)	(371)	-	(29,884)
Financing activities	(3,675)	(1,111)	-	(4,786)
Effect of exchange rate changes	-	(3,032)	-	(3,032)
Net cash provided by discontinued
operations	126	-	-	126

Net increase in cash and equivalents	20,005	4,217	-	24,222
Cash and equivalents at beginning of period	21,052	465	-	21,517

Cash and equivalents at end of period	$41,057	$4,682	$-	$45,739

    Classification of Liabilities as "Liabilities Not Subject to Compromise" Versus "Liabilities Subject to Compromise." Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date of the Cases; (2) pre-Petition Date liabilities that the Debtors expect to pay in full including priority tax and employee claims, even though these amounts may not be paid until a plan of reorganization is approved; and (3) deferred revenue in connection with customer data agreements.

     Liabilities subject to compromise refer to all other pre-Petition Date liabilities of the Debtors. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimates of known or probable pre-Petition Date claims that are likely to be resolved in connection with the Cases. Such claims remain subject to future adjustments. There can be no assurance that the liabilities of the Debtors will not be found in the Cases to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value.

     The amounts subject to compromise at September 30, 2003 consisted of the following items (in thousands):

Accounts payable	$629
Accrued interest	7,719
Other accrued liabilities	3,796
Debt	255,454

Total	$267,598

     The classification of liabilities "not subject to compromise" versus liabilities "subject to compromise" is based on currently available information and analysis. As the Cases proceed and additional information and analysis is completed or, as the Court rules on relevant matters, the absolute amount of and the classification of amounts between these two categories may change. The amount of any such changes could be material.

     Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the three and nine month periods ended September 30, 2003, reorganization items were as follows (in thousands):

Professional fees	$1,594
Interest Income	(12)
Other	93

Total	$1,675

INDEX

NOTE C-REVENUE RECOGNITION

     Revenue from Data Acquisition

      Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these projects, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally nine months or less, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends.

     Revenue from Data Licenses

      The Company licenses data from its seismic data library to customers under four basic forms of contracts.

     Under the first form of contract, the customer licenses and selects data from the data library at the time the contract is executed.

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

     For the three months ended September 30, 2003 and 2002, the Company recorded seismic data library assets from non-monetary exchanges of seismic data of $3,261,000, and $5,051,000, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded seismic data library assets from non-monetary exchanges of seismic data of $9,218,000 and $13,399,000, respectively. Revenue on a significant portion of the non-monetary data exchange transactions was initially deferred in accordance with the Company's accounting policy. As a result of data selections by customers, the Company recognized revenue of $3,341,000, and $17,740,000 for the three months ended September 30, 2003 and 2002, respectively, and $11,938,000 and $39,140,000 for the nine months ended September 30, 2003 and 2002, respectively, from non-monetary data exchanges.

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

INDEX

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

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $472,000 and $386,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,492,000 and $1,255,000 for the nine months ended September 30, 2003 and 2002, respectively.

Data Library Amortization

     Effective January 1, 2002 (see "Change in Accounting Principle" below), the Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful economic life of the data.

     The actual rate of amortization depends on the location of specific seismic surveys licensed and selected by the Company's customers during the year. Effective January 1, 2003, the Company assigns a specific amortization rate to each of fifteen separately identified segments of its seismic data library based on its estimate of future sales from each segment. The amortization rates vary by segment and range from a low of 44% to a high of 66% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of September 30, 2003. The actual rate of amortization recorded in any period varies from the weighted average rate due to the application of straight-line amortization on a survey-by-survey basis.

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

    For the three and nine months ended September 30, 2003, the revision in the useful life increased total amortization expense by approximately $5.1 million and $12.6 million, respectively. In addition, because of the increased total amortization charges, the impairment charge of $13.4 million recorded in the third quarter of 2003 was $4.2 million lower than such charge would have been if the useful lives had not been revised. Including both the increased amortization charge and the difference in the impairment charge that resulted from the change in the useful life, the net impact on reported results was a reduction in income after taxes of $0.8 million and $8.3 million for the three and nine months ended September 30, 2003, respectively, or $.03 and $.33, respectively, per share.

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

     In the fourth quarter of 2002, the Company reevaluated the level which constitutes the lowest level of independently identifiable cash flows. In its reevaluation, the Company considered the results of the comprehensive forecasting process that had been undertaken by management in the fourth quarter of 2002, recent sales trends and management's expectations relative to its ability to attribute revenues to lower survey aggregation levels. The results of management's analysis indicated that the Company could reasonably forecast the future sales at levels lower than previously practicable. Accordingly, in the fourth quarter of 2002, the Company refined its impairment evaluation methodology to evaluate its seismic data library in components based on the Company's operations and geological and geographical trends, and as a result, established the following data library groupings for purposes of evaluating impairments: (I) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II) North American onshore comprised of the following components: (a) Texas Gulf Coast, (b) North, East and West Texas, (c) South Louisiana and Mississippi, (d) North Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

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

INDEX

     During the three months ended September 30, 2003, the Company recorded a $13.4 million impairment loss with respect to certain of its seismic data library components. Based on industry conditions and the recent level of cash sales for certain of its library components, the Company revised its estimate of future cash flows for those components. As a result, the Company determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such certain components, and accordingly, recorded an impairment based on the fair value of such library components by discounting their estimated future cash flows.

NOTE E-DISCONTINUED OPERATIONS

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations. During 2002, the Company sold a majority of its oil and gas assets. Remaining oil and gas assets are not material and consist of seven properties in which the Company has a working interest. The remaining carrying value of these properties is $145,000, and the Company continues to market such oil and gas assets for sale.

     Revenue from the discontinued operations was $65,000 and $1,193,000 for the three months ended September 30, 2003 and 2002, respectively, and $255,000 and $7,579,000 for the nine months ended September 30, 2003 and 2002, respectively. Pre-tax income (loss) from the discontinued operations was $19,000 and $(1,490,000) for the three months ended September 30, 2003 and 2002, respectively, and $(179,000) and $(60,201,000) for the nine months ended September 30, 2003 and 2002, respectively.

     The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE F-DEBT

     The following is a summary of the Company's debt (in thousands):

	September 30,	December 31,
	2003	2002

Debt not subject to compromise:
Debtor-in-Possession Loan Facility	$-	$-
Term loan	5,417	6,875
Demand reducing credit facility	493	1,372
Short-term borrowings	-	375
Debt subject to compromise:
Notes	255,000	255,000
Note payable to former executive	454	-

	$261,364	$263,622

     Notes:    The Company has outstanding Notes totaling $255 million at September 30, 2003. The financial covenants in the Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.  As a result of the non-payment of interest thereon, the Company's Chapter 11 filing, the restatement of its financial statements prior to January 1, 2002, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company is in default on the Notes.

     On June 6, 2003, certain of the holders of the Notes filed involuntary chapter 11 petitions against the Company and 16 of its subsidiaries that guaranteed the Notes. On June 26, 2003, the Company announced that Ranch had purchased all $255 million of the Notes. Subsequently, the Company and Ranch reached agreements extending the time by which the Company must respond to the involuntary bankruptcy petitions. On July 21, 2003, the Debtors filed voluntary petitions in bankruptcy and the Company and Ranch filed motions to dismiss the involuntary petitions (see Note B). In addition, on or before July 21, 2003, Ranch sold all of the Notes to Berkshire.

     Term Loans:    The Company is not in compliance with the payment terms or covenants of a term loan obtained by its wholly owned subsidiary, Seitel Data, Ltd. On September 10, 2003, the term loan was sold and assigned to a trust controlled by a wholly owned subsidiary of Berkshire. At September 30, 2003, the term loan had an outstanding principal balance of $5.4 million and stated payment terms of $208,000 per month plus interest and a final maturity date of October 1, 2004, when a balloon payment of $2.5 million would be due.

INDEX

     Note Payable to Former Executive:    In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic Seismic, Ltd., a wholly owned Canadian subsidiary of the Company and a non-Debtor.

     Debtor-in-Possession Loan Facility:    The Bankruptcy Court has approved a $20 million debtor-in-possession loan and security agreement with Wells Fargo Foothill, Inc., as lender, to support the Debtor's operations during the course of the Cases (the "DIP Facility"). The DIP Facility will terminate upon, among other events, the earlier of June 30, 2004 or the effective date of a plan of reorganization. Advances under the DIP Facility are available pursuant to a formula based on outstanding accounts receivable and the carrying value of the seismic library of the Debtors, subject to certain limitations. If any advance is made under the DIP Facility, the first such advance must be at least in an amount equal to and the proceeds must be used to retire the balance of the term loan payable by Seitel Data Ltd. and described above. The Debtors have not drawn on the DIP Facility. In connection with the application and approval by the lender of the DIP Facility, the Company paid commitment fees of $200,000 plus certain expenses. In addition, the terms of the DIP Facility include the payment of an unused line fee of .50% per annum payable in arrears.

NOTE G-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. For the three and nine months ended September 30, 2003 and 2002, the Company did not have any potentially dilutive securities. A weighted average number of options and warrants to purchase 4,201,000, 7,787,000, 4,980,000 and 8,478,000 shares of common stock were outstanding during the third quarter of 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Net income (loss):
As reported		$(10,908)	$3,179	$(12,153)	$(94,010)
Less:	Total stock-based employee expense
	determined under SFAS No. 123, net of tax	(225)	(1,059)	(2,588)	(3,264)

Pro forma		$(11,133)	$2,120	$(14,741)	$(97,274)

Basic and diluted loss per share:
As reported		$(.43)	$.13	$(.48)	$(3.72)
Pro forma		$(.44)	$.08	$(.58)	$(3.85)

NOTE H-STATEMENT OF CASH FLOW INFORMATION

     The Company had restricted cash at September 30, 2003 and December 31, 2002 of $350,000 and $4.5 million, respectively, of which $4.4 million at December 31, 2002 was held in an escrow account pursuant to an agreement with the former holders of the Notes entered into in connection with the sale of the Company's oil and gas assets. The Company used these escrowed funds for the payment of interest to such holders during the first quarter of 2003.

INDEX

     During the nine months ended September 30, 2003 and 2002, the Company had non-cash additions to its seismic data library totaling $10,293,000 and $14,300,000, respectively. Of these amounts, $9,218,000 and $13,399,000 resulted from non-monetary exchanges during the nine months ended September 30, 2003 and 2002, respectively. The balance of $1,075,000 and $901,000 for the nine months ended September 30, 2003 and 2002, respectively, resulted from certain data creation costs which were offset against amounts due from the customer for data license fee and certain data creation costs that were paid to the Company's vendors from an escrow account maintained jointly by the Company and its customer. The offset amounts are also included in non-cash sales in the Consolidated Statements of Cash Flows.

     During the nine months ended September 30, 2003, the Company received marketable securities valued at $60,000 in exchange for a license to certain seismic data. This amount is also included in non-cash sales in the Consolidated Statements of Cash Flows.

     Operating cash flows resulting from reorganization items for the nine months ended September 30, 2003 include the following (in thousands):

Interest received on cash accumulated
because of the Chapter 11 proceeding	$(12)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	1,521

$1,509

NOTE I-COMMITMENTS AND CONTINGENCIES

     Reference is made to previous 2003 Form 10-Q filings for discussion of litigation and other matters that have been resolved prior to the third quarter of 2003.

    Under the terms of a separation agreement with a former officer of the Company, the Company has guaranteed a bank loan with a current outstanding balance of $193,000. The balance is due in annual installments of $60,000 with a maturity date of November 13, 2006.

Litigation

     During the pendency of the Cases, substantially all pending litigation against the Debtors is stayed. Generally, claims against a Debtor arising from actions or omissions prior to its Petition Date will be settled in connection with the plan of reorganization.

     The former holders of the Notes accelerated the Notes and made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders investment in the Notes. Notice of the demand has been provided by the Company to its insurance carriers. The holders of the Notes did not commence suit. As of June 26, 2003, all of the former holders of the Notes had sold their Notes to Ranch, who subsequently sold the Notes to Berkshire. Under the Debtors' Plan, if confirmed, all of the foregoing claims will be released and discharged.

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. The Company intends to vigorously defend these consolidated lawsuits. No discovery has been conducted and the action is stayed as a result of the Debtors' Chapter 11 filing.

INDEX

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties, and on October 23, 2003, a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provides for payment of $600,000, all of which is covered by insurance, and resolution of all claims against all parties to the litigation. The motion is pending review and approval of the Bankruptcy Court.

     The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also has filed a counter suit to recover approximately $4,200,000 in corporate funds that the Company believes he inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, the Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by the Company. The Company intends to defend the suit vigorously and pursue its counterclaim. Discovery is abated in the case pending finalization of certain other matters. Mr. Frame has filed claims totaling $20.2 million against the Debtors in the Bankruptcy Cases. The Debtors have filed objections to such claims.

     The Company is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against the Company. The plaintiffs assert that the Company obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and oral argument in the 1st Court of Appeals in Houston, Texas was on May 6, 2003. The parties have reached a settlement in the matter and have executed a settlement stipulation which is pending before the Bankruptcy Court for approval. The settlement stipulation provides that Joy Resources, Inc. ("Joy") will be granted an agreed, allowed claim in the amount of $73,000 in the Cases, and further provides that Seitel Data, Ltd. may use certain data upon the payment of additional costs and may acquire certain data owned by Joy on a right of first refusal basis.

INDEX

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas. The plaintiffs have sued a number of defendants, including Seitel, Inc. and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. On July 22, 2003, the Texas Court of Appeals granted appellant motion to proceed against the other appellees. The appeal against the Company remains stayed. The Company intends to vigorously represent its interests in this appeal.

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

     On March 27, 2003, the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation, taken possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued an estimate of the deficiency that would result if the Plaintiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease. The case is subject to the automatic stay of the Bankruptcy Court. GE has filed an unsecured claim in the case totaling approximately $4.4 million. The Debtors have filed objections to such claim.

     On September 22, 2003, Bass Enterprises Production Co. ("Bass") filed a motion with the Bankruptcy Court seeking relief from the automatic stay applicable to the Debtors and requesting permission of the Bankruptcy Court to initiate litigation against the Debtors in a Texas State Court with respect to an alleged breach of certain provisions of a contract entered into in 2001. The Debtors have objected to the motion and a hearing on the motion is scheduled for December 3, 2003. No discovery has been conducted in the matter.

     In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation. In addition, there have been a number of claims asserted by third parties in the Bankruptcy Cases. The Debtors are evaluating each of the claims filed and based on the outcome of such analysis and the resolution of such claims, additional accruals may be required. Such accruals could be material in amount.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2003, the Company had accrued $2.3 million, representing management's best estimate of the amount that is probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, or if certain of the claims filed in the Bankruptcy Cases were to be allowed at amounts in excess of liabilities presently recorded by the Company or if the amounts of any judgments against the Company or settlements that the Company may enter into were in addition to liabilities recorded by the Company at September 30, 2003, it could require adjustments that are material to the Company's financial statements for any particular reporting period.

     Because of the uncertainty surrounding the ability of the Company to collect amounts due from a former executive officer, the Company has provided a full allowance for such amounts.

Stock Exchange Listings

     The Company's common stock is publicly traded in the over-the-counter market and in the "pink sheets" under the symbol SEIEQ and on the Toronto Stock Exchange under the symbol OSL. If the Debtors' Plan is confirmed, such stock will be canceled and not thereafter publicly traded and the listings will be terminated.

INDEX

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

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this interpretation is not expected to have a material impact on the financial position or results of operations of the Company.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Reorganization Proceedings

     On July 21, 2003, (the "Petition Date"), Seitel, Inc., and its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)). Seitel, Inc. and its 30 U.S. subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 cases of these entities are collectively referred to herein as the "Cases." By order of the Bankruptcy Court dated July 25, 2003, the Cases are being jointly administered. Since the Petition Date, the Debtors have operated their business as "debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow them to continue operations during the reorganization proceeding. Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court. No trustee has been appointed. An official equity committee (the "Equity Committee") was appointed on August 11, 2003.

     None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canadian or other non-U.S. jurisdictions have filed Chapter 11 and none are expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere. Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

     On July 22, 2003, the Debtors filed a Plan of Reorganization and such plan was subsequently amended (the " Debtors' Plan"). The Disclosure Statement for the Debtors' Plan was approved by the Bankruptcy Court on October 7, 2003 and voting on the Debtors' Plan concluded on November 13, 2003. Based on preliminary, unaudited voting results; (i) all classes of claim holders approved the Debtors' Plan by requisite majorities; (ii) the class of securities action plaintiffs have not voted to accept the Debtors' Plan; and (iii) it is likely that shareholders did not vote in the required numbers to accept the Debtors' Plan. A confirmation hearing with respect to the Debtors' Plan is scheduled to begin on November 17, 2003 and is expected to be continued on December 3, 2003. If the Debtor's Plan is confirmed by the Bankruptcy Court and consummated, the Company will become a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire"). The document containing the specific Plan terms and any amendments thereto is publicly available and has been filed with the Bankruptcy Court.

     In connection with the filing of the Debtors' Plan, previously filed involuntary bankruptcy petitions which were pending against the Company were dismissed on July 25, 2003 by order of the Bankruptcy Court pursuant to a joint request for such dismissal filed by the Company and Ranch Capital L.L.C. ("Ranch"). Ranch previously purchased all of the senior unsecured notes (the "Notes") held by the entities which filed the involuntary bankruptcy petitions. Ranch subsequently sold the Notes to Berkshire.

INDEX

     On November 3, 2003, the Equity Committee sought and obtained from the Bankruptcy Court a termination of the Company's exclusive right to file a plan of reorganization. The Equity Committee filed an alternative plan and related disclosure statement on November 6, 2003, and a hearing on the adequacy of such disclosure statement has been set for December 3, 2003. At the date of this report on Form 10-Q, no solicitation of or voting on such plan has been authorized by the Bankruptcy Court. The document containing the specific plan terms proposed by the Equity Committee is publicly available and has been filed with the Bankruptcy Court.

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

     The Bankruptcy Court has approved a $20 million debtor-in-possession loan and security agreement (the "DIP Facility") with Wells Fargo Foothill, Inc., as lender ("Foothill"), , to support the Debtors' operations during the course of the Cases. The DIP Facility will terminate upon, among other events, the earlier of June 30, 2004 or the effective date of the Debtors' Plan or of any other alternative plan of reorganization. The Debtors have not drawn on the DIP Facility.

     Generally, pre-Petition Date claims against the Debtors fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. The amount and validity of pre-Petition Date contingent or unliquidated claims ultimately may be established by the Bankruptcy Court or by agreement of parties. As a result of the Cases, additional pre-Petition Date claims and liabilities have been asserted, some of which are significant. The Debtors have objected to many of the asserted claims which the Debtors believe are improper or overstated. No provision has been included in the accompanying financial statements for such contingent or unliquidated claims that have been filed with the Bankruptcy Court.

     Under the Bankruptcy Code, the rights of and ultimate payments to pre-Petition Date creditors and stockholders may be substantially altered. The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the filing will be resolved pursuant to any plan of reorganization confirmed in the Cases in accordance with the provisions of the Bankruptcy Code.

     The accompanying financial information of the Company and related discussions of financial condition and results of operations are based on the assumption that the Company will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Financial information for periods ending after the Petition Date will include adjustments and reclassifications to reflect the liabilities, which have been deferred as a result of the commencement of the Cases. Specifically, but not all inclusive, the financial information as of and for the nine months ended September 30, 2003, contained herein does not represent: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, (c) the effect of any changes which may be made in connection with the 'Company's capitalization or operations of the Company as a result of a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

INDEX

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Revenue from Data Acquisition

     Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these projects, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. At each stage, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally nine months or less, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends.

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

     The actual rate of amortization depends on the location of specific seismic surveys licensed and selected by the Company's customers during the year. Effective January 1, 2003, the Company assigns a specific amortization rate to each of fifteen separately identified segments of its seismic data library based on its estimate of future sales from each segment. The amortization rates vary by segment and range from a low of 44% to a high of 66% with a weighted average rate of 50% based on the net book value of each segment compared with the net book value of the entire seismic data library as of September 30, 2003. The actual rate of amortization recorded in any period varies from the weighted average rate due to the application of straight-line amortization on a survey-by-survey basis.

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

INDEX

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

     In the fourth quarter of 2002, the Company reevaluated the level which constitutes the lowest level of independently identifiable cash flows. In its reevaluation, the Company considered the results of the comprehensive forecasting process that had been undertaken by management in the fourth quarter of 2002, recent sales trends and management's expectations relative to its ability to attribute revenues to lower survey aggregation levels. The results of management's analysis indicated that the Company could reasonably forecast the future sales at levels lower than previously practicable. Accordingly, in the fourth quarter of 2002, the Company refined its impairment evaluation methodology to evaluate its seismic data library in components based on the Company's operations and geological and geographical trends, and as a result, established the following data library groupings for purposes of evaluating impairments: (I) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II) North American onshore comprised of the following components: (a) Texas Gulf Coast, (b) North, East and West Texas, (c) South Louisiana and Mississippi, (d) North Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

INDEX

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

INDEX

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

     The Company is involved in civil lawsuits including securities-related shareholder suits, litigation with former executives of the Company and other commercial litigation. These matters are in various stages of progress. During the pendency of the Cases, substantially all pending litigation against the Debtors is stayed. In some cases, management expects that these matters may extend for a long period of time in the future. The Company estimates the amount of potential exposure it may have with respect to these matters in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Reference to "Litigation" is made herein.

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

RESULTS OF OPERATIONS

     The Company generates revenue primarily by licensing data from its data library and from new data acquisition partially underwritten or sponsored by clients. Total revenue was $39,199,000 in the third quarter of 2003 compared to revenue of $50,604,000 in the third quarter of 2002. Total revenue was $101,296,000 for the nine months ended September 30, 2003 compared to revenue of $120,219,000 for the nine months ended September 30, 2002.

     The following table summarizes the components of the Company's revenue for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Acquisition revenue	$7,747	$5,544	$24,428	$18,959
Licensing revenue:
New resale for cash	19,246	21,357	57,560	46,361
Non-monetary exchanges	3,261	5,051	9,218	13,399
Deferral of revenue	(9,805)	(9,113)	(35,685)	(26,389)
Selections of data	17,403	26,974	42,433	66,327
Solutions and other	1,347	791	3,342	1,562

Total revenue	$39,199	$50,604	$101,296	$120,219

     The decrease in total revenue for the three months ended September 30, 2003 was $11.4 million or about 23% compared to the corresponding period of 2002. The decrease was due principally to (i) reduced selections of data from contracts whose revenue was initially deferred; (ii) lower cash resales, principally from the Company's U.S. data library; (iii) lower revenues from non-monetary exchanges; and (iv) higher deferrals relating to current cash sales and non-monetary exchanges. Partially offsetting these decreases were increased revenues from data acquisition due to a more active program to add new data to the library and increased Solutions revenue reflecting the capture of activity previously outsourced to third parties.

     For the nine month period, revenues decreased by $18.9 million or about 16% due principally to (i) reduced selections of data from contracts whose revenue was initially deferred; (ii) lower revenues from non-monetary exchanges; and (iii) higher deferrals relating to current cash sales and non-monetary exchanges. Partially offsetting these decreases were increased revenues from data acquisition due to a more active program to add new data to the library, increased cash resales from the Company's data library and increased Solutions revenue reflecting the capture of activity previously outsourced to third parties. The increase in cash resales is directly attributable to very poor first quarter 2002 cash licensing sales which were negatively impacted by lower than expected energy commodity prices, which in turn, led to an overall slowdown in spending on certain oil and gas activities, including seismic data.

INDEX

     At September 30, 2003, the Company had a deferred revenue balance of $50,540,000, of which $16,146,000 resulted from non-monetary exchanges. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

     Depreciation and amortization consists of data bank amortization and depreciation on property and equipment. Data bank amortization was $21,936,000 and $56,959,000 in the third quarter and first nine months of 2003, respectively, compared to $21,498,000 and $57,049,000 in the third quarter and first nine months of 2002, respectively. The amount of seismic data amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by the Company's customers during any period as well as the amount of straight-line amortization required under its accounting policy. As a percentage of revenue from licensing seismic data, data bank amortization was 58% and 43% for the third quarters of 2003 and 2002, respectively, and 58% and 48% for the first nine months of 2003 and 2002, respectively. The increase in the amortization rates from 2002 to 2003 is primarily due to a change in the amortization policy in effect for purchased data. In the first nine months of 2002, amortization of purchased data costs was determined on a straight-line basis over 10 years, whereas, in 2003 purchased data library costs are amortized on the greater of the income forecast or straight-line method over the data's estimated useful life. Additionally, in the third quarter and first nine months of 2003, the rate increase was also due to an increase in straight-line amortization charges resulting from the reduced estimated useful life of the data library in the fourth quarter of 2002.

     Depreciation expense on property and equipment was $1,534,000 in the third quarter of 2003 compared to $1,846,000 in the third quarter of 2002. Depreciation expense was $4,759,000 for the first nine months of 2003 compared to $4,456,000 for the same period in 2002. The increase for the nine month period was primarily due to property and equipment placed in service in connection with the opening of data technology centers in Houston and Calgary in March and April 2002, respectively.

     During the three months ended September 30, 2003, the Company recorded a $13.4 million impairment loss with respect to certain of its seismic data library components. Based on industry conditions and the recent level of cash sales for those components, the Company revised its estimate of future cash flows for certain of its library components. As a result, the Company determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such certain components, and accordingly, recorded an impairment based on the fair value of such library components by discounting their estimated future cash flows. Declining industry conditions and further decreases in cash resales could result in additional impairment charges in future periods.

     During the second quarter of 2002, the Company recorded a non-cash impairment charge on certain components of its seismic data library. This charge totaled $25,696,000. Based on industry conditions and recent revenue performance, the Company determined that its estimates of future cash flows on these certain seismic data library components would not be sufficient to recover the carrying value of such data. As a result, the Company estimated the fair value of such seismic data components by discounting the estimated net cash flows of the data. The resulting difference between the estimated fair value and carrying value was recorded as an impairment loss during the second quarter of 2002.

     The Company's selling, general and administrative ("SG&A") expenses were $6,694,000 in the third quarter of 2003 compared to $14,912,000 in the third quarter of 2002 and were $21,213,000 in the first nine months of 2003 compared to $49,645,000 in the first nine months of 2002. The lower SG&A expenses in the third quarter and first nine months of 2003 compared with 2002 reflect decreased personnel and other costs resulting from cost reduction measures implemented by the Company in the last half of 2002, including a reduction in work force, relocation of its headquarters, overhaul of its compensation structure and the imposition of strict controls on spending of all types. Third quarter 2002 SG&A expenses included $4.6 million of legal and professional fees related to the Company's ongoing restructuring efforts and costs associated with litigation with several parties, including certain former officers and directors of the Company. The third quarter of 2003 included $112,000 of such litigation costs; the legal and professional fees associated with the reorganization costs for the third quarter of 2003 are reflected in "Reorganization Items" in the Consolidated Statement of Income. Offsetting a portion of these costs were foreign currency transaction gains (reducing SG&A expense) totaling $329,000 for the three months ended September 30, 2003, related to the strengthening of the Canadian dollar for U.S. denominated transactions of the Company's Canadian subsidiaries. Foreign currency transaction losses in the third quarter of 2002 were $608,000.

INDEX

     The first nine months 2002 SG&A included $9.5 million of charges related to former executives for certain compensation paid pursuant to contracts and allowance for collection of notes receivable and an additional $7.8 million of costs associated with the Company's ongoing restructuring efforts and costs resulting from litigation with several parties, including certain former officers and directors of the Company. The first nine months 2003 SG&A expenses include $6.1 million of legal and professional fees related to the Company's ongoing restructuring efforts offset partially by $3.4 million of foreign currency gains related to the strengthening of the Canadian dollar for U.S. denominated transactions of the Company's Canadian subsidiaries. Additionally, in the first nine months of 2003, the Company recorded a reduction of $1.9 million in liabilities associated with certain litigation, primarily as a result of certain litigation being settled for amounts less than that previously estimated and recorded.

     During the second quarter of 2003, the Company negotiated settlement of certain liabilities for less than the amount recorded in the financial statements resulting in a gain of $681,000 reflected in the nine months of 2003.

     During the third quarter and first nine months of 2002, the Company sold certain marketable securities that it held. As a result, the unrealized loss that was recorded as a component of equity was recognized in the income statement as a permanent impairment of the marketable security during the third quarter and first nine months of 2002.

     During the third quarter of 2003, the Company recorded expenses associated with reorganization items totaling $1,675,000. Reorganization items are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the three and nine month periods ended September 30, 2003, reorganization items were as follows (in thousands):

Professional fees	$1,594
Interest Income	(12)
Other	93

Total	$1,675

     As a result of the Company recording a loss for the first nine months of 2003, along with the Chapter 11 filing and the fact that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business, the U.S. income tax benefit on this loss was offset by a valuation allowance since such benefit is not assured of realization. Tax expense (benefit) of $(192,000) and $621,000 was recorded in the third quarter and first nine months of 2003, respectively, related to earnings or losses on certain Canadian subsidiaries.

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. In 2002, the Company sold a majority of its oil and gas assets. The Company's remaining oil and gas assets are not material and consist of working interests in seven oil and gas properties for which the Company continues to seek buyers. Based on the most recent non-binding proposals (none of which have been consummated) received by the Company for certain of its remaining oil and gas properties, the Company recorded charges in the third quarter and first nine months of 2003 totaling $15,000 and $293,000, respectively, to reduce the carrying value of such properties to their estimated realizable value.

     Revenue from the discontinued operations was $65,000 and $1,193,000 for the three months ended September 30, 2003 and 2002, respectively, and $225,000 and $7,579,000 for the nine months ended September 30, 2003 and 2002, respectively. Pre-tax income (loss) from the discontinued operations was $19,000 and $(1,490,000) for the three months ended September 30, 2003 and 2002 respectively, and $(179,000) and $(60,201,000) for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenue between 2003 and 2002 was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in the pre-tax loss from the discontinued operations between 2003 and 2002 was primarily due to the loss on the sale of the assets recorded in the 2002 periods.

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

INDEX

Liquidity and Capital Resources

     As of November 13, 2003, the Company had $42.2 million in cash on hand. In addition, the Company has received approval from the Bankruptcy Court with respect to a debtor-in-possession financing facility for up to $20 million. Advances under the facility are available pursuant to a formula based on the carrying value of certain accounts receivable and components of the seismic data library. If an advance is made under the facility, the first such advance must be in an amount not less than and must be used to retire the Company's term loan presently outstanding in the amount of $5.4 million and secured by certain seismic data.

     The Company's cash provided by operating activities from continuing operations was $61,798,000 and $24,716,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase from 2002 to 2003 was primarily due to receipt of a Federal income tax refund of $17.4 million, increased cash license sales during the first nine months of 2003 and non-payment of interest expense on the Debtors' debt due to the bankruptcy proceedings.

     As of September 30, 2003, the Company had approximately $273.6 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2006 and
Contractual cash obligations	Total	2003	2004	2005	thereafter

Debt obligations (1)	$261,364	$260,792	$157	$37	$378
Capital lease obligations	6,846	273	1,593	2,433	2,547
Operating lease obligations	5,343	308	1,018	984	3,033

Total contractual cash obligations	$273,553	$261,373	$2,768	$3,454	$5,958

(1)

Debt obligations include debt subject to compromise of approximately $255.5 million. These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is in non-compliance with certain of the covenants related to this debt, the holders of $255 million of such debt have accelerated the maturity thereof and the maturities have been reflected as due in 2003.

     As a result of the bankruptcy filing by the Company and its wholly owned U.S. subsidiaries, the rights of and ultimate payments related to certain of these contractual obligations may be substantially altered.

     Notes

      The Company has outstanding Notes totaling $255 million that were issued in various series from December 1995 through December 2001. The Notes bear interest at rates ranging from 7.04% to 7.48% and have originally stated maturity dates ranging from December 2002 to October 2011. The financial covenants in the Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.  As a result of the non-payment of interest thereon, the Company's Chapter 11 filing, the restatement of its financial statements prior to January 1, 2002, the impairment and sale, at a substantial loss, of its oil and gas properties and poor financial results in the first quarter of 2002, the Company is in default on the Notes.

     On June 6, 2003, certain of the holders of the Notes filed involuntary chapter 11 petitions against the Company and 16 of its subsidiaries that guaranteed the Notes. On June 26, 2003, the Company announced that Ranch had purchased all $255 million of the Notes. Subsequently, the Company and Ranch reached agreements extending the time by which the Company must respond to the involuntary bankruptcy petitions. On July 21, 2003, the Debtors filed voluntary petitions in bankruptcy and the Company and Ranch filed motions to dismiss the involuntary petitions (see Note B). In addition, on or before July 21, 2003, Ranch sold all of the Notes to Berkshire. The balance outstanding on the Notes was $255 million at November 13, 2003. No principal or interest payments have been made on the Notes since the Petition Date.

INDEX

     Lines of Credit

     On December 9, 2002 the Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic") entered into a new revolving credit facility. The facility allows it to borrow up to $5 million (Canadian dollars), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. Until January 22, 2003, prime-based loans and bankers' acceptances bore interest at the rate of the bank's prime rate plus 1.75% per annum and 1.40% per annum, respectively. Effective January 22, 2003, such rates were amended to the bank's prime rate plus 0.35% per annum and 0.50% per annum, respectively. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. However, all intercompany debt owing by Olympic or SEIC Holdings, Ltd. to Seitel or to any Seitel U.S. subsidiary (approximately $13,923,000 (Canadian dollars) at September 30, 2003) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian dollars), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. As of November 13, 2003, no amounts were outstanding on this revolving line of credit and $2,411,000 (Canadian dollars) was available on the line of credit. Olympic is not a party to any of the debt issued by Seitel other than the note payable to a former executive.

    The Company has received approval from the Bankruptcy Court with respect to a debtor-in-possession financing facility for up to $20 million. Advances under the facility are available pursuant to a formula based on the carrying value of certain accounts receivable and components of the seismic data library. If any advance is made under the facility, the first such advance must be at least in an amount equal to and the proceeds must be used to retire the Company's term loan presently outstanding in the principal amount of approximately $5.4 million and secured by certain seismic data. As of November 13, 2003, no amounts were outstanding and $20 million was available on this facility.

     Term Loans

     On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which data secures the debt. On September 10, 2003 the term loan was sold and assigned to a trust controlled by a wholly owned subsidiary of Berkshire. The loan bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The Company is not in compliance with the payment terms or covenants of this term loan. At September 30, 2003, the term loan had an outstanding principal balance of approximately $5.4 million and a maturity date of October 1, 2004, when a balloon payment of $2.5 million is due. The principal balance outstanding on this loan on November 13, 2003, was $5,417,000. No principal or interest payments have been made on this loan since the Petition Date.

     On January 14, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $4 million (Canadian dollars) by way of prime-based loans. The funds were drawn down on January 30, 2002 to finance the purchase of seismic data. On December 9, 2002, the Trust replaced the remaining balance owing under this facility with a $2.67 million (Canadian dollars) reducing demand facility, by way of prime-based loans. Monthly payments total $166,670 (Canadian dollars) plus interest. The facility matures on January 28, 2004. Until January 22, 2003, the loans bore interest at the bank's prime rate plus 2.00%. Effective January 22, 2003, the rate was amended to the bank's prime rate plus 0.50%. The facility is secured by the Trust's assets and guaranteed by Olympic and SEIC Holdings Ltd. However, all intercompany debt owing by the Trust to Seitel or any Seitel U.S. subsidiary (approximately $38,882,000 (Canadian dollars) at September 30, 2003) has been subordinated to the repayment of the demand reducing credit facility. The balance outstanding on this loan on November 13, 2003 was $500,000 (Canadian dollars).

     Other Debt

      During 2001 and 2002, the Company entered into capital leases for the purchase of computer and data technology center furniture and equipment. The lease agreement originally was for a term of approximately two years. On February 18, 2003, the Company and the lessor entered into a restructuring of this lease effective as of January 1, 2003. Under the restructured obligation, on February 18, 2003, the Company made a one time payment of $1,580,000, plus applicable taxes, in consideration of past due lease payments and agreed to make 33 additional monthly payments of principal and interest of $165,000, plus applicable taxes. At the conclusion of the lease, the Company may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. The outstanding balance on the capital lease as of November 13, 2003 was $4,053,000.

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

INDEX

     In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic Seismic, Ltd. The outstanding balance on this note as of November 13, 2003 was $451,000. Since the Petition Date, Olympic Seismic, Ltd. has made the monthly payments on this note.

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

    Under the terms of a separation agreement with a former officer of the Company, the Company has guaranteed a bank loan with a current outstanding balance of $193,000. The balance is due in annual installments of $60,000 with a maturity date of November 13, 2006.

Capital Expenditures

     During the first nine months of 2003, capital expenditures for seismic data and other property and equipment amounted to $38.1 million and $1.0 million, respectively. Of the $38.1 million of seismic data additions, $27.8 million were cash additions and $10.3 million were non-cash additions. These capital expenditures were funded by operations and current cash balances.

     Based on its present budget, the Company anticipates capital expenditures for the remainder of 2003 will total approximately $20 million, substantially all of which will be for seismic data library additions. Of this amount, the Company anticipates that it will receive underwriting or sponsorship totaling approximately $9.5 million and will execute non-monetary exchanges for an additional $5 million leaving approximately $5.5 million of capital spending to be funded from operating cash flow. If the Company's cash balances and revenue from operating sources are not sufficient to fund the currently anticipated 2003 capital expenditures, general and administrative expenses and other costs of operation and costs incurred in connection with the Chapter 11 filing, the Company would be required to reduce its capital budget.

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

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this interpretation is not expected to have a material impact on the financial position or results of operations of the Company.

INDEX

Information Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent Seitel's reasonable belief and are based on Seitel's current expectations and assumptions with respect to future events. While Seitel believes its expectations and assumptions are reasonable, they involve risks and uncertainties beyond Seitel's control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include the ability of the Company to continue as a going concern; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the impact of litigation on the Company and in any distribution to creditors or equity holders of the Company; the delay or inability of the Company to complete and/or consummate its proposed plan of reorganization; risks associated with third parties seeking and obtaining court approval to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Company's Chapter 11 case to a Chapter 7 case; the ability of the Company to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations and other risks associated with operating a business in Chapter 11; any significant change in the oil and gas industry or the economy generally; changes in the exploration budgets of the Company's seismic data and related services customers; actual customer demand for the Company's seismic data and related services; the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements; the effect on our reported operating results and stock price as a result of the Company's restatement of financial statements; the results or settlement of litigation regarding the Company or its assets, any litigation or action taken as a result of the Company's non-compliance with its debt covenants; adverse actions which may be taken by the Company's creditors; the level of the Company's cash generated from operations; the Company's ability to obtain alternative debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund its capital needs and the lack of any strategic disposition, acquisition or joint venture involving the Company's businesses and assets. The forward-looking statements contained in this Report speak only as of the date hereof, and Seitel disclaims any duty to update these statements. The foregoing and other risk factors are identified in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

     The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of September 30, 2003 the Company did not have any open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

     The Company's Canadian subsidiaries conduct business in the Canadian dollar and the Company is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. As of September 30, 2003, the Company did not have any open forward exchange contracts.

    The Company has not had any significant changes in the market risk exposures since December 31, 2002.

INDEX

Item 4.	CONTROLS AND PROCEDURES

     The Company has carried out an evaluation, under the supervision and the participation of its management, including its Chief Executive Officer, Larry E. Lenig, Jr., and its Acting Chief Financial Officer, Marcia H. Kendrick, of the effectiveness of its disclosure controls and procedures as of September 30, 2003 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

     The Company has carried out an evaluation, under the supervision and participation of its management, including its Chief Executive Officer and Acting Chief Financial Officer, of any changes in its internal controls over financial reporting that occurred during the quarterly period ended September 30, 2003, and the Chief Executive Officer and Acting Chief Financial Officer have concluded that there was no change during the quarterly period ended September 30, 2003 that has materially affected or is reasonably expected to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

     Reference is made to previous 2003 Form 10-Q filings for discussion of litigation and other matters that have been resolved prior to the third quarter of 2003.

     The former holders of the Notes accelerated the Notes and made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders investment in the Notes. Notice of the demand has been provided by the Company to its insurance carriers. The holders of the Notes did not commence suit. As of June 26, 2003, all of the former holders of Notes had sold their Notes to Ranch, who subsequently sold the Notes to Berkshire. Under the Debtors' Plan, if confirmed, all of the foregoing claims will be released and discharged.

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. The Company intends to vigorously defend these consolidated lawsuits. No discovery has been conducted and the action is stayed as a result of the Debtors' Chapter 11 filing.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties, and on October 23, 2003, a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provides for payment of $600,000, all of which is covered by insurance, and resolution of all claims against all parties to the litigation. The motion is pending review and approval of the Bankruptcy Court.

INDEX

     The Company has been sued by its former chief executive officer in Frame v. Seitel, in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also has filed a counter suit to recover approximately $4,200,000 in corporate funds that the Company believes he inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, the Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by the Company. The Company intends to defend the suit vigorously and pursue its counterclaim. Discovery is abated in the case pending finalization of certain other matters. Mr. Frame has filed claims totaling $20.2 million against the Debtors in the Bankruptcy Cases. The Debtors have filed objections to such claims.

     The Company is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against the Company. The plaintiffs assert that the Company obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and oral argument in the 1st Court of Appeals in Houston, Texas was on May 6, 2003. The parties have reached a settlement in the matter and have executed a settlement stipulation which is pending before the Bankruptcy Court for approval. The settlement stipulation provides that Joy Resources, Inc. ("Joy") will be granted an agreed, allowed claim in the amount of $73,000 in the Cases, and further provides that Seitel Data, Ltd. may use certain data upon the payment of additional costs and may acquire certain data owned by Joy on a right of first refusal basis.

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas. The plaintiffs have sued a number of defendants, including Seitel, Inc. and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. On July 22, 2003, the Texas Court of Appeals granted appellant motion to proceed against the other appellees. The appeal against the Company remains stayed. The Company intends to vigorously represent its interests in this appeal.

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

INDEX

     On March 27, 2003, the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, as Plaintiff v. N360X, LLC and Seitel, as Defendants. The complaint alleges that the Company, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, have defaulted on an agreement for the lease of a jet aircraft. GE has accelerated the obligation, taken possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The Company has not yet filed its answer. The case is in its early stages and no discovery has yet been conducted. The Company has accrued an estimate of the deficiency that would result if the Plaintiff's claims were to be sustained, the aircraft sold and the proceeds of such sale were to be applied to the payments otherwise due under the lease. The case is subject to the automatic stay of the Bankruptcy Court. GE has filed an unsecured claim in the case totaling approximately $4.4 million. The Debtors have file objections to such claim.

     On September 22, 2003, Bass Enterprises Production Co. ("Bass") filed a motion with the Bankruptcy Court seeking relief from the automatic stay applicable to the Debtors and requesting permission of the Bankruptcy Court to initiate litigation against the Debtors in a Texas State Court with respect to an alleged breach of certain provisions of a contract entered into in 2001. The Debtors have objected to the motion and a hearing on the motion is scheduled for December 3, 2003. No discovery has been conducted in the matter.

    In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation. In addition, there have been a number of claims asserted by third parties in the Bankruptcy Cases. The Debtors are evaluating each of the claims filed and based on the outcome of such analysis and the resolution of such claims, additional accruals may be required. Such accruals could be material in amount.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2003, the Company had accrued $2.3 million, representing management's best estimate of the amount that is probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, or if certain of the claims filed in the Bankruptcy Cases were to be allowed at amounts in excess of liabilities presently recorded by the Company or if the amounts of any judgments against the Company or settlements that the Company may enter into were in addition to liabilities recorded by the Company at September 30, 2003, it could require adjustments that are material to the Company's financial statements for any particular reporting period.

INDEX

Items 2., 4. and 5.  Not applicable.

Item 3. Defaults upon Senior Securities

As a result of the default on the Notes, the principal of $255 million is currently due and payable along with accrued interest through November 13, 2003 of $10.0 million. Additionally, the Company is in default of payments totaling $0.9 million on the Seitel Data, Ltd. term loan as of November 13, 2003.

Please read Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2003.

The Company filed a Form 8-K on July 9, 2003 announcing it had reached an agreement-in-principle with Ranch Capital L.L.C. ("Ranch Capital") for a consensual reorganization of the Company's capital structure, including all $255 million outstanding principal amount of Seitel's senior notes, which Ranch Capital previously purchased.

The Company filed a Form 8-K on July 22, 2003 regarding the Company's Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code and the Loan and Security Agreement among Seitel, Inc. and each of its subsidiaries signatory thereto, and Wells Fargo Foothill, Inc.

The Company filed a Form 8-K on August 11, 2003 disclosing the filing of the Company's Disclosure Statement for Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware (Chapter 11 Case No. 03-12227).

The Company filed a Form 8-K on August 18, 2003 concerning the press release announcing the Company's second quarter and first half 2003 results, along with a report on the reorganization progress.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: November	14,	2003	/s/	Larry E. Lenig, Jr.

				Larry E. Lenig, Jr.
				Chief Executive Officer and President

Dated: November	14,	2003	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Acting Chief Financial Officer

INDEX

	EXHIBIT INDEX

		Page
Exhibit	Title	Number

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	43

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	45

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	47

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	49