Form 10-K
period 2003-12-31
SEITEL INC
filed 2004-03-30
CIK 750813

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003 was approximately $5,540,000. On March 25, 2004, there were a total of 25,375,683 shares of Common Stock outstanding.

Documents Incorporated by Reference:
Document	Part

None

Item 1.    Business

General

     Seitel, Inc. and its wholly owned subsidiaries are collectively referred to in this report as "Seitel," "the Company," "we" and "us" except as otherwise noted. Seitel is a leading provider of seismic data and related geophysical services to the oil and gas industry. Our products and services are used by oil and gas companies to assist in the exploration, development and management of oil and gas reserves. We have ownership in an extensive library of proprietary onshore and offshore seismic data that we have accumulated since 1982 and which we offer for license to a wide range of oil and gas companies. Our customers utilize this data, in part, to assist in their identification of new geographical areas where subsurface conditions are favorable for oil and gas exploration, to determine the size, depth and geophysical structure of previously identified oil and gas fields and to optimize the development and production of oil and gas reserves.

     We believe that our library of onshore seismic data is one of the largest available for licensing in the U.S. and Canada. We also have ownership in a library of offshore data covering extensive parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We regularly add to the size of our seismic data library by conducting new programs funded (or "underwritten") substantially by our customers in exchange for a license granting exclusive access to newly acquired data for a limited period of time. We also acquire entire seismic libraries from oil and gas companies which strategically have discontinued their exploration and production focus in a particular geographical region or local area and no longer require use of the library or which have determined to sell their library strictly for financial purposes. These acquisitions typically are structured as non-monetary exchanges of seismic data, whereby we acquire ownership of existing data from customers in exchange for an assignment of a non-exclusive license to use data from our library, and less frequently as cash purchase transactions. We also create new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of our library.

     Our seismic data library includes both onshore and offshore three-dimensional ("3-D") and two-dimensional ("2-D") data and offshore multi-component data. We have ownership in approximately 31,800 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and gas producing regions. The main geographic regions of our focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, northern Louisiana, Mississippi, eastern Texas, the Rocky Mountain region and western Canada. The majority of our seismic data library covers onshore regions within North America with the remainder covering offshore United States. We conduct our seismic data creation and licensing business through two wholly owned subsidiaries, Seitel Data, Ltd. in the United States and Olympic Seismic Ltd. in Canada.

     To support our seismic data licensing business, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our wholly owned subsidiaries, Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd., we offer our customers the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

     Prior to August 2002, we engaged in the exploration for and development, production and sale of natural gas and oil through our wholly owned subsidiaries DDD Energy, Inc. and Endeavor Exploration, Inc. However, we made a strategic decision to refocus our operations on our core competency of seismic data licensing. As a result, we have sold substantially all of the assets of DDD Energy, Inc. and Endeavor Exploration, Inc. Our remaining oil and gas assets are not material, and we do not intend to operate in that business segment of the oil and gas industry in the future.

     Seitel is a Delaware corporation with its principal offices in Houston, Texas and Calgary, Alberta Canada. In addition, we have marketing offices in Denver, Colorado and New Orleans, Louisiana.

Recent Developments

     On January 17, 2004, we filed the Third Amended Joint Plan of Reorganization filed with the bankruptcy court (as modified, supplemented or amended, the "Plan"). Following our filing of the Plan, we effected the requisite mailing of both the Plan and related disclosure statement to those entitled to vote on the Plan.  A copy of the Plan is filed as Exhibit 2.1 hereto.  The Plan was supported and accepted by the Official Committee of Equity Holders of Seitel, Inc. (the "Official Equity Committee"), Berkshire Hathaway Inc. ("Berkshire") and Ranch Capital L.L.C ("Ranch"), the holders of approximately $255 million aggregate principal amount of our senior unsecured notes (Seitel's largest creditors) and was accepted by the holders of more than 99.6% of the shares of our common stock who voted on the Plan. On March 18, 2004, the bankruptcy court confirmed the Plan. The effectiveness of the Plan is subject to various conditions being met and certain transactions having been consummated prior to or on the effective date of the Plan. The principal conditions precedent to the Plan becoming effective are discussed below.

     The Plan provides, among other things, that:
•

all of our outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any secured claims that are reinstated under the Plan, and

•

all 25,375,683 outstanding shares of our common stock will be cancelled and, without any action on the part of the holders of such shares, such shares will be converted into the right to receive and be exchanged for:

•

an aggregate of 25,375,683 shares of our reorganized common stock, representing all of the issued and outstanding shares of reorganized common stock on the effective date of the Plan, without giving effect to (1) the exercise of the stockholder warrants representing the right to purchase 4.926 shares of the reorganized common stock, at an exercise price of 60 cents per share (the "Stockholder Warrants") following the effective date of our Registration Statement on Form S-1 (Registration No. 333-113446) as filed on March 10, 2004 with the SEC (as may be amended from time to time, the "Registration Statement"), or the purchase of reorganized common stock by Mellon HBV Alternative Strategies LLC ("Mellon HBV") and its affiliated funds and managed accounts together with any other non-affiliated "qualified institutional buyers" and institutional "accredited investors" which are identified to us by Mellon HBV as additional standby purchasers (collectively, the "Standby Purchasers") under the standby purchase agreements, or any combination thereof, (2) the exercise of warrants to purchase up to 15,037,568 shares of reorganized common stock to be issued to the Standby Purchasers as compensation for their standby purchase agreements and (3) the issuance of up to 5% of our reorganized common stock, on a fully diluted basis, reserved for issuance under our 2004 omnibus stock option plan, and

•

Stockholder Warrants to purchase an aggregate of 125,000,000 shares of reorganized common stock, representing approximately 83.13% of the outstanding shares of reorganized common stock on a fully diluted basis, without giving effect to (1) the exercise of warrants to be issued to the Standby Purchasers as compensation for their standby purchase agreements and (2) the issuance of shares of reorganized common stock reserved for issuance under our 2004 omnibus stock option plan discussed below and which will become effective on the effective date of the Plan.

     On the effective date of the Plan, each holder of our common stock will receive, in exchange for each share it owned five days prior to the effective date of the Plan (the "Ledger Closing Date"), one share of our reorganized common stock and one Stockholder Warrant. The number of Stockholder Warrants which each individual stockholder will receive will enable such stockholder to retain the same percentage equity ownership in our company it had immediately prior to the effective date of the Plan, subject to reduction as described above. The Stockholder Warrants are exercisable for a period of 30 days from the effective date of the Plan. If the Stockholder Warrants are exercised in full, we will receive gross proceeds of $75 million in cash, the entire net proceeds of which will be used to partially fund payments to creditors under the Plan.

     On the effective date of the Plan, we will enter into a Standby Purchase Agreement with Mellon HBV, which beneficially owns approximately 9.28% of the outstanding shares of our common stock. Under this agreement, the Standby Purchasers, will purchase from us on or prior to forty days from the effective date of the Plan (the "Guaranty Performance Date"), at 60 cents per share, up to 125,000,000 shares of reorganized common stock (representing the maximum number of shares subject to the Stockholder Warrants) not purchased upon the exercise of the Stockholder Warrants, at a maximum aggregate purchase price of $75 million. Mellon HBV has the right to designate a limited number of "qualified institutional buyers" and institutional "accredited investors" who are not affiliates of Mellon HBV, not less than three nor more than seven days prior to the Guaranty Performance Date, who may purchase directly from us, in a private placement pursuant to separate subscription agreements substantially similar to the Standby Purchase Agreement with Mellon HBV, shares of reorganized common stock otherwise issuable to Mellon HBV under the Standby Purchase Agreement. Mellon HBV has agreed to purchase all shares of reorganized common stock required to be purchased under the standby purchase agreements to the extent any other Standby Purchasers breach their purchase obligations thereunder. As consideration for their standby purchase agreements, we will issue to the Standby Purchasers warrants to purchase at 72 cents per share up to 15,037,568 shares of reorganized common stock, representing 9.10% of our reorganized common stock on a fully diluted basis, without giving effect to the future issuance of reorganized common stock under our 2004 omnibus stock option plan. Accordingly, even if the Stockholder Warrants are not exercised in full before they expire 30 days from the effective date of the Plan, we are guaranteed to receive gross proceeds of $75 million, before deducting the expenses payable by us, which are estimated to be approximately $2.2 million.

Conditions to the Effectiveness and Consummation of the Plan

     The effective date of the Plan is anticipated to occur in late April or early May 2004 or as soon as practicable thereafter. The Plan will not become effective unless and until the following conditions have occurred:
•	our contemplated institutional private placement of new senior notes is consummated resulting in net proceeds to us of not less than $180 million;

•	our contemplated new revolving credit facility providing for a revolving loan commitment, subject to borrowing base, of not less than $25 million, is closed and is in full force and effect;

•	our Registration Statement is declared effective by the SEC, and no stop order has been issued in respect thereof;

•	initial board of directors, to be appointed on the effective date of the Plan, are appointed as set forth in the Plan and each has agreed to serve as a director of Seitel;

•	we have cash or cash equivalents in hand as of the effective date of the Plan and available to satisfy claims under the Plan of not less than $35 million; and

•	the effective date of the Plan has occurred on or prior to July 31, 2004.

     Seitel, with the consent of the Official Equity Committee and the Standby Purchasers and in certain cases, Berkshire and Ranch (which consent will not unreasonably be withheld), may waive any of the conditions set forth above, at any time, without notice, without leave or order of the bankruptcy court, and without any formal action other than proceeding to consummate the Plan.

     In addition to the conditions precedent under the Plan, Mellon HBV has required us to satisfy separate conditions under the standby funding commitment entered into between us and Mellon HBV on January 5, 2004. Failure by us to meet the following conditions will allow Mellon HBV to terminate the standby funding commitment, which could prevent the consummation of the Plan:

•	from September 30, 2003 through the effective date of the Plan, there has not occurred any material adverse change, as defined in the commitment letter;

•	the execution and delivery of appropriate legal documentation in form and substance reasonably satisfactory to Mellon HBV;

•	the adoption by us of a corporate charter and bylaws in form and substance consistent with the Plan;

•

all necessary governmental, regulatory and third party approvals, waivers and/or consents in connection with the $75 million standby funding commitment (including the Registration Statement being declared effective by the SEC and no stop order has been issued in respect thereof);

•

there exists no claim, action, suit, investigation, litigation or proceeding, pending or threatened in any court or before any arbitrator or governmental instrumentality, which would restrict the making of the funding commitment by Mellon HBV;

•

as of the end of the month prior to the effective date of the Plan, we realize revenues and EBITDA for the period from January 1, 2003 through the end of such month that are no less than 85% of the projected revenues and EBITDA set forth in our business plans for fiscal years 2003 and 2004;

•

the issuance by us of all the Shareholder Warrants on the effective date of the Plan and (i) the exercise of such Shareholder Warrants and payment in full by the stockholders exercising their respective Shareholder Warrants or (ii) the expiration of the Shareholder Warrants;

•	our payment in full to Mellon HBV of all its expenses outstanding on the Guaranty Performance Date;

•	we have cash or cash equivalents on hand as of the effective date of the Plan and available to satisfy claims under the Plan of not less than $35 million;

•	our contemplated institutional private placement of new senior notes is consummated resulting in net proceeds to us of not less than $180 million; and

•	our new revolving credit facility providing a revolving loan commitment, subject to borrowing base, of not less than $25 million is consummated and is in full force and effect.

     Mellon HBV has the right to terminate its standby funding commitment if any of the conditions precedent under the standby commitment letter and attached term sheet are not met. Mellon HBV also retains the right to terminate the standby funding commitment upon the occurrence and non occurrence of certain events, including:
•	the effective date of the Plan does not occur on or before July 31, 2004 (this date was extended from the original April 15, 2004 termination event date by written consent from Mellon HBV);

•

a trustee, responsible officer, or an examiner with powers beyond the duty to investigate and report, as set forth in subclauses (3) and (4) of clause (a) of section 1106 of the bankruptcy code has been appointed under section 1104 or 105 of the bankruptcy code for service in the Chapter 11 Cases;

•	the Chapter 11 Cases have been converted to cases under Chapter 7 of the bankruptcy code; or

•	a breach by the Company of any material provision of the standby commitment letter and the attached term sheet.

    Mellon may, at its option, waive any of the conditions or termination events set forth above.

Treatment of Pre-Petition Claims

     All outstanding principal amount of our allowed pre-petition claims will be fully paid, in cash, together with all post-petition (non-default rate) interest on the Guaranty Performance Date, which claims, estimated as of April 30, 2004, represent approximately $284.8 million in the aggregate and approximately $273.5 million of which represents indebtedness on Seitel's senior unsecured notes.

     The Plan provides that claims against Seitel will be treated as follows:

Class of Claim	Treatment

Administrative Claims (Unclassified)	Paid in full in cash on the effective date of the Plan.

Priority Tax Claims (Unclassified)	Paid in full in cash on the effective date of the Plan.

Debtor-in-Possession Financing Claims (Unclassified)	Paid in full in cash including unpaid principal, accrued but unpaid interest and attorneys fees and costs, on the effective date of the Plan.

Class 1: Other Priority Claims ("Other Priority Claims" are priority claims other than priority tax or administrative expense claims.)	Paid in full in cash on the effective date of the Plan, together with interest at the contract rate and fees and costs as may be required by contract.

Class 2: Harney Secured Claim

("Harney Secured Claim" is defined to be the claim held by Harney Investment Trust, an affiliate of Berkshire, in the original principal amount of $10 million, and in the estimated allowed amount of $5.6 million.)

Paid in full in cash on the effective date of the Plan, together with interest at the contract rate and fees and costs as may be required by contract. (See "Business-Legal Proceedings")

Class 2A: Other Secured Claims ("Other Secured Claims" are all secured claims other than the Harney Secured Claim; none are known.)	Reinstated (if any)

Class 3: Unsecured Claims

Paid in full in cash with interest at the (non-default) contract rate (or the federal judgment rate, if no contract exists) together with fees and expenses as may be required by contract, not later than the Guaranty Performance Date.

Class 4: Pearlman Claims ("Pearlman Claims" are those claims of Herbert Pearlman, former chairman of the board of Seitel.)	Paid pursuant to prior agreement set forth in the Plan.(1)

Class 5: Securities Claims ("Securities Claims" are those claims arising in connection with the issuance, purchase, or sale of securities of Seitel.)	Treated pursuant to a previous court-approved settlement. (see "Business-Legal Proceedings")

Class 6: Seitel's common stock

Holders of Seitel's common stock five days prior to th effective date of the Plan will retain 100% equity interest in Reorganized Seitel, subject to dilution as a result of the exercise of Stockholder Warrants and/or the issuance of shares under the standby purchase agreements, the exercise of warrants issued to the Standby Purchasers as compensation for their standby purchase agreements and the issuance of shares reserved for issuance under our 2004 omnibus stock option plan.

Class 7: Subsidiary Equity Interests

("Subsidiary Equity Interests" are those interests in the debtors (other than those of Seitel) issued or outstanding immediately before the effective date of the Plan.)

Cancelled

Class 8: Pre-Petition Warrants

("Pre-Petition Warrants" are all authorized, unissued shares of Seitel's common stock, including all warrants, options, and contract rights to purchase or acquire Seitel's common stock at any time.)

Cancelled

Class 9: Inter-Company Claims ("Inter-Company Claims" are claims between the debtors and/or between any debtor and a non-debtor affiliate.)	Reinstated

(1)

We instituted an action against Mr. Pearlman seeking a declaratory judgment with respect to his employment agreement. Mr. Pearlman asserted various counterclaims. On May 9, 2003, this litigation was settled. The settlement agreement provided for payment to Mr. Pearlman of $485,000 for certain out-of-pocket costs and expenses and an initial payment of $1 million, both of which have been paid, and a non-interest bearing note issued to Mr. Pearlman in the amount of $735,000 payable in equal installments over a period of 10 years. Under the Plan, the note will be assumed or re-issued by Reorganized Seitel.

     The Plan by its terms provides that the treatment afforded to creditors and stockholders is in full satisfaction, settlement, release and discharge for and in exchange for such creditors' claims and stockholders' equity interests.

     Payments to creditors under the Plan will be funded utilizing:
•	the net proceeds to us from the exercise of the Stockholder Warrants, the sale of shares of reorganized common stock under the standby purchase agreements, or any combination thereof,

•	the net proceeds to us of not less than $180 million from our anticipated institutional private placement of new senior notes,

•	our available cash and cash equivalents of not less than $35 million, and

•	if necessary, available borrowings under our new revolving credit facility providing a revolving loan commitment, subject to borrowing base, of not less than $25 million.

Events Precipitating Our Chapter 11 Filing

     In February 2002, we re-evaluated the application of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, to our core business of seismic data licensing and our revenue recognition policies under certain types of contracts for the creation of new seismic surveys. This process resulted in our determination that it was appropriate to change our revenue recognition policies for transactions for seismic data licensing and for certain data creation contracts. As a result of this decision, in our audited financial statements and public filings, we restated our results of operations for the nine months ended September 30, 2001 and for the year ended December 31, 2000. The restatement reduced our previously reported revenue by $42.7 million and our net income by $14.4 million for the nine months ended September 30, 2001, and reduced our previously reported revenue by $25.5 million and our net income by $22.9 million for the year ended December 31, 2000. See "Management Discussion and Analysis of Financial Condition and Results of Operations".

     The restatement had no effect on the amount or timing of cash received by us and our subsidiaries during those periods. The effect of the restatement was to defer revenue previously recognized under certain seismic data licensing agreements until selection of specific data was made by the customer. The restatement also resulted in adjustments to the amount and timing of revenue previously recognized under certain data acquisition contracts. In these cases, it was determined that revenue previously recognized for amounts funded by customers under certain data acquisition contracts should be used to reduce the recorded cost of creating the seismic data. The restatement was a catalyst for many direct and indirect negative events impacting us, including the commencement of securities class actions and derivative actions. The restatement, coupled with poor financial results in the first quarter of 2002, resulted in the default under our $255 million in principal amount of senior unsecured notes for breach of covenants. These senior unsecured notes were issued by us between 1995 to 2001 to various institutions (principally national insurance companies) and were guaranteed by 16 of our direct and indirect subsidiaries.

     After we defaulted for breach of covenants under the senior unsecured notes, we and substantially all of our U.S. subsidiaries (collectively, the "Debtors"), negotiated a series of standstill agreements with the initial holders of the senior unsecured notes while the parties negotiated a restructuring. The standstill agreements provided for an increase of 25 basis points on the interest due under the senior unsecured notes from June 21, 2002 through and including June 2, 2003. Additionally, we paid all outstanding interest accrued as of August 2, 2002 under the old senior unsecured notes totaling $7.1 million. Through and including April 2003, the Debtors made monthly interest payments to the initial holders of the senior unsecured notes totaling approximately $1.6 million per month.

     While negotiating a restructuring of our debt with the initial noteholders, we implemented enhanced internal controls, procedures and processes. Our then chief executive officer and chief financial officer were terminated, and new senior executive management was appointed. Our board of directors thereafter named a new, independent director in the second quarter of 2002. As part of this process, we retained financial advisors to assist in evaluating employee compensation, accounting and accounting practices, budgeting and fiduciary reporting and performing forensic accounting, restructuring and litigation support.

     In December 2002, after allegations arose regarding the actions of certain of our former officers, we became the subject of a formal investigation by the SEC's Division of Enforcement (the "Enforcement Division"). We were also notified by the Enforcement Division that it intended to recommend that the SEC initiate enforcement proceedings against Seitel for alleged books and records and internal control violations. We cooperated fully with the SEC during the course of its investigation, and on May 16, 2003, we reached a consensual resolution of the SEC's civil complaint resulting in its consent to a final judgment of permanent injunction being entered against Seitel on June 16, 2003 in the United States District Court for the Southern District of Texas, Houston Division. The agreement for the entry of the SEC Injunction was without admission or denial of the allegations in the SEC complaint which had alleged violations of the reporting, books and records, internal controls and proxy statement sections and regulations of the Exchange Act. In determining to enter into the agreement, the SEC took into consideration the fact that Seitel had promptly undertaken remedial action and fully cooperated with the SEC staff.

     We and the initial holders of the senior unsecured notes, through their steering committee, engaged in months of negotiations over the terms of the financial restructuring of the senior unsecured notes. In late May 2003, various issues became the subject of disagreement and negotiations with the initial noteholders reached an impasse. Also, in late May 2003, several of the initial holders of the senior unsecured notes sold their senior unsecured notes at a substantial discount to Ranch. Following these transactions, the negotiations with the initial holders of the senior unsecured notes deteriorated and we determined, as of May 30, 2003, not to seek a further extension of the standstill agreement previously entered into with such holders.

     On June 6, 2003, certain of the remaining initial holders of senior unsecured notes filed involuntary Chapter 11 petitions against Seitel and 16 of our direct and indirect subsidiaries that guaranteed the senior unsecured notes. After the involuntary cases were commenced, each of the petitioning creditors sold its senior unsecured notes to Ranch. As a result of the sales of the senior unsecured notes by the initial holders in May and June of 2003, Ranch owned all $255 million principal amount of senior unsecured notes, plus accrued interest, representing more than 99% in principal amount, as well as most of the unsecured claims in the involuntary cases. Ranch subsequently transferred these senior unsecured notes to Berkshire. On July 21, 2003, Seitel filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On July 25, 2003, the involuntary cases were dismissed.

Commencement of the Chapter 11 Cases

     On July 21, 2003 (the "petition date"), in furtherance of their restructuring efforts, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Chapter 11 Case No. 03-12227 (PJW) (Jointly Administered)), and on July 22, 2003 filed their joint plan of reorganization. Since the petition date, the Debtors have continued to operate their businesses and manage their properties as debtors-in-possession under sections 1107(a) and 1108 of the Bankruptcy Code, and we have continued to timely file all periodic reports and other information prescribed by the Exchange Act. No trustee was appointed in the Chapter 11 Cases.

     As successor to the petitioning creditors, Berkshire and the Debtors agreed that pursuit of a reorganization through the Chapter 11 Cases was preferable to continuing the involuntary cases which involved only certain Debtors, and which was filed by the petitioning creditors who no longer had an interest in the Debtors or their reorganization. In furtherance of the Chapter 11 Cases, the Debtors and Berkshire filed a joint motion to dismiss the involuntary cases, which motion was granted by the bankruptcy court on July 25, 2003. On August 11, 2003, the United States Trustee appointed the Official Equity Committee.

     On the petition date, the Debtors sought, and thereafter obtained, authority to take a broad range of actions, including to honor and perform under their pre-petition customer data agreements and to promote a "business as usual" atmosphere with customers and employees. This relief was essential to minimize disruptions to the Debtors' businesses as a result of the commencement of the Chapter 11 Cases and to assure their customers that the data license agreements for selection of seismic data would be honored pending confirmation of a plan. Additionally, other first day orders were obtained, including authority to pay certain, limited pre-petition employee wages and benefits, providing adequate assurance of future payments to utility companies, continued use of cash management systems, payment of pre-petition sales and use taxes and appointment of a claims and balloting agent.

     By order dated September 22, 2003, the bankruptcy court approved a $20 million debtor-in-possession loan facility from Wells Fargo Foothill, Inc., subject to certain conditions.

     On October 6, 2003, the Debtors filed their first amended joint plan of reorganization, which superseded the joint plan of reorganization. The disclosure statement relating to the first amended joint plan of reorganization was approved upon notice, and a hearing to consider confirmation of the first amended joint plan of reorganization was scheduled in the bankruptcy court for November 4, 2003. The first amended joint plan of reorganization provided, among other things, for the payment of $10.15 million in the aggregate (or $0.40 per share) to holders of our common stock in exchange for the cancellation of their interests in our common stock, and the issuance of 100% of our reorganized common stock in exchange for approximately $195 million in cash. Such cash was intended to pay all "allowed claims" (including claims evidenced by our senior unsecured notes) under the first amended joint plan of reorganization at the rate provided in the plan and to fund the $10.15 million payment to holders of our common stock in exchange for the cancellation of their stock. In October 2003, our stockholders voted to reject the first amended joint plan of reorganization.

     On October 27, 2003, the Official Equity Committee moved to adjourn the bankruptcy court hearing to consider confirmation of the first amended joint plan of reorganization and to terminate the Debtors' statutory exclusivity period. Following a hearing, the bankruptcy court ordered the termination of the Debtors' exclusivity period, and on November 6, 2003 the Official Equity Committee filed with the bankruptcy court its own proposed, initial plan of reorganization (the "Committee Plan") which, among other things, provided for (1) the issuance of 100% of our reorganized common stock to the holders of our common stock, subject to dilution pursuant to a warrant subscription offering to be made to the holders of our common stock, (2) an equity contribution of $40 million pursuant to a warrant offering, and (3) the reinstatement, in full, of all indebtedness evidenced by our senior unsecured notes, in each case on the effective date of the Committee Plan. The payment of all outstanding principal of and interest on the reinstated senior unsecured notes was to be funded from Seitel's future operating cash flows and the equity contribution resulting from the exercise of warrants in the warrant offering. The Debtors and the holders of senior unsecured notes objected to the Committee Plan on the basis, among others, that the Committee Plan was not "feasible" within the meaning of Section 1129 of the Bankruptcy Code.

The Plan

     The Debtors continued to pursue confirmation of their first amended joint plan of reorganization and filed a motion in the bankruptcy court on December 4, 2003 to implement auction procedures in support of such confirmation. At or about that time, the Debtors, the holders of the senior unsecured notes and the Official Equity Committee commenced discussions with respect to the formulation and implementation of an alternative, consensual Chapter 11 plan of reorganization intended to result in a transaction that would satisfy and address the claims and equity interests of all the Debtors' creditors and stockholders.  On January 17, 2004, following months of negotiations among all relevant parties-in-interest and plan financing sources, the Debtors filed the Plan, which subsequently was amended on February 5, 2004.

Implementation of the Plan

     Upon the Plan becoming effective, it will be implemented as follows:

Continued Corporate Existence and Vesting of Assets in the Reorganized Debtors

     The reorganized Debtors will continue their separate corporate existences on and after the effective date of the Plan, with all express, incidental and attendant powers granted to them under their respective organizational instruments and the laws of the respective states of their organization and without prejudice to any right thereafter to alter or terminate such existence (whether by contract, operation of law or otherwise) under such applicable state law. Some or all of the Debtors with no assets, as may be designated in the plan supplement, may be dissolved as of the effective date of the Plan without further action and the confirmation order may serve as an order dissolving such Debtors.

Revesting of Assets

     The property of the estates of the Debtors will vest in the reorganized Debtors on the effective date of the Plan free and clear of all claims, liens, charges or other encumbrances and equity interests (other than the reorganized common stock and new subsidiary equity interests), provided, however, that the liens incurred as a result of debtor-in-possession financing will remain on the Debtors' assets until the debtor-in-possession financing claims have been indefeasibly paid in full as provided in the Plan and will thereupon be released. On and after the effective date of the Plan, the reorganized Debtors may operate their businesses and may use, acquire, or dispose of property and compromise or settle any claims or equity interests, without supervision or approval by the bankruptcy court and free of any restrictions of the Bankruptcy Code or Bankruptcy Rules, other than those restrictions expressly imposed by the Plan and the confirmation order.

Assumption or Rejection of Executory Contracts and Unexpired Leases

     As of the effective date of the Plan, the customer data license agreements, the directors' and officers' insurance policies, various policies providing for insurance coverage of the Debtors and the retention and bonus agreements with our chairman, our chief executive officer and consultant to our chief executive officer will have been deemed assumed by us in accordance with the provisions and requirements of Sections 365 and 1123 of the Bankruptcy Code, except any such customer data license agreements, directors' and officers' insurance policies and policies providing for insurance coverage that (1) have been rejected by order of the bankruptcy court, (2) are the subject of a motion to reject pending on the effective date of the Plan (which will thereafter be rejected, or otherwise treated in accordance with orders disposing of such motions), (3) are identified on a list filed by the reorganized Debtors on or before the confirmation date of the Plan as to be rejected or (4) are rejected pursuant to the terms of the Plan. Entry of the confirmation order by the bankruptcy court will constitute approval of such assumptions and rejections pursuant to Sections 365(a) and 1123 of the Bankruptcy Code.

Claims Based on Rejection of Executory Contracts

     All proofs of claim with respect to claims arising from the rejection of executory contracts or unexpired leases, if any must be filed within 30 days after the date of entry of an order of the bankruptcy court approving such rejection. Any claims arising from the rejection of an executory contract or unexpired lease not filed within such time will be forever barred from assertion against the Debtors.

Limited Indemnification of Directors, Officers and Employees

     The obligations of the Debtors to indemnify any person serving at any time on or prior to the effective date of the Plan as one of its directors, officers or employees by reason of such person's service in such capacity, or as a director, officer or employee of any other corporation or legal entity, to the extent provided in any debtor's constituent documents or by a written agreement with the Debtors or the Delaware General Corporation Law, will be deemed assumed by the reorganized Debtors pursuant to the Plan and Section 365 of the Bankruptcy Code as of the effective date of the Plan to the limited extent of the obligation to defend against claims that are not securities claims. The Debtors' obligations, if any, to defend securities claims or to satisfy any judgment or liability of any such person on account of any securities claim will be a Class 5 securities claim. The Debtors' obligation, if any, to indemnify any such person with respect to any liability with respect to any claim or cause of action that arose prior to July 21, 2003 will not be assumed and will be deemed satisfied by the assumption of the obligation to defend, except as set forth in Section 10.4(a) of the Plan. The Debtors' existing directors' and officers' insurance coverage will be assumed and maintained in effect (as set forth in Section 6.1(a) of the Plan). Accordingly, the limited indemnification obligations to defend described above as assumed will survive unimpaired and unaffected by entry of the confirmation order, irrespective of whether such indemnification is owed for an act or event occurring before or after the petition date, but all other indemnification obligations that arose before the petition date will be discharged. All indemnification obligations based on any fact or circumstance first arising after the petition date is part of the directors', officers' and employees' administrative compensation claim and therefore, will be assumed and honored after the effective date of the Plan.

Releases and Exculpation

     In consideration of the contributions of certain parties to the Chapter 11 cases, including the restructuring of the Debtors as provided in the Plan and the waiver by certain parties of rights they might otherwise seek to assert against the Debtors, the Plan provides for certain waivers, exculpations, releases and injunctions by the Debtors to the Standby Purchasers, the Official Equity Committee and officers, directors and employees, among others.

     As of the effective date of the Plan, the Debtors and the parties released from liability under the Plan, including their officers, directors and employees, and their respective advisors, attorneys, agents or any professionals retained by them will neither have nor incur any liability to, nor be subject to any right of action by, any person or entity for any action taken or omitted to be taken in conjunction with or related to the formulation, preparation, dissemination, implementation, administration, confirmation or effectiveness of the Plan or the related disclosure statement.

Benefit Program

     Except as otherwise expressly provided in the Plan or by separate motion, all programs of the Debtors applicable to its current employees with respect to 401(k) plans, health care plans, disability insurance plans, life insurance plans, accidental death and dismemberment insurance plans, vacation allowances and educational reimbursement plans are treated as executory contracts under the Plan and on the effective date of the Plan will be assumed pursuant to the provisions of Sections 365 and 1123 of the Bankruptcy Code, provided, however, that any plan or program that requires the issuance of any equity interests or any reorganized common stock will not be assumed except as specifically may be provided in the Plan.

The New Revolving Credit Facility

     We have entered into a commitment letter with Wells Fargo Foothill, Inc. ("WFF"), pursuant to which WFF has advised us that it is willing to enter into a new senior secured revolving credit facility on the effective date of the Plan, which will provide a loan commitment of $30 million. The proceeds of the new revolving credit facility will be used solely to fund our working capital needs and other general corporate purposes, provided that prior to either (1) our receipt of the net proceeds from the exercise of Stockholder Warrants and/or the sale of shares of reorganized common stock under the standby purchase agreements, or (2) delivery into escrow of an irrevocable standby letter of credit in the amount of $75 million (or such lesser amount as would reflect our receipt of the net proceeds referred to in clause (1) above on or before the third business day after the effective date of the Plan), the proceeds of the new revolving credit facility will be available only for working capital needs and payment of claims under the Plan, other than Class 3 unsecured claims.

     The new revolving credit facility will be secured by a first priority, perfected security on substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries. Each of our U.S. subsidiaries that is not a borrower under the new revolving credit facility will deliver an unlimited, unconditional guarantee of our obligations under the new revolving credit facility. The new revolving credit facility has been authorized and approved by the bankruptcy court by entry of the confirmation order on March 18, 2004.

The New Senior Notes

     We intend to enter into a purchase agreement with certain financial institutions, under which they will agree to act as initial purchasers in connection with an institutional private placement of new senior unsecured notes pursuant to Section 4(2) of and Rule 144A under the Securities Act, intended to result in a net cash proceeds to us of not less than $180 million. The new senior notes will be issued by us to the initial purchasers who, in turn, would resell the new senior notes pursuant to Rule 144A under the Securities Act to "qualified institutional buyers" (within the meaning of Rule 144A) and a limited number of "accredited investors" (within the meaning of Rule 501(a)(1),(2),(5) and (7) of Regulation D under the Securities Act) who are institutions.

     The new senior notes are expected to have a term of 10 years from the date of issuance. The new senior notes are expected to be general unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. The new senior notes are also anticipated to be jointly and severally guaranteed by all of our restricted subsidiaries, other than any foreign subsidiary. These guarantees are expected to be unsecured and rank equally with all of the existing and future unsecured and unsubordinated obligations of the subsidiary guarantors. The new senior notes and the guarantees are expected to be senior in right of payment to any of our existing and future obligations that are, by their terms, expressly subordinated in right of payment to the new senior notes and the guarantees. The new senior notes and the guarantees are expected to be effectively subordinated to our secured obligations, including our new revolving credit facility, to the extent of the value of the assets securing such obligations.

     The indenture pursuant to which the notes will be issued is expected to contain covenants that, among other things, limit our ability to incur indebtedness, engage in sale-leaseback transactions, pay dividends or make certain other distributions, sell assets, redeem capital stock, effect a consolidation or merger, enter into transactions with stockholders and affiliates, and create liens on our assets.

     It is intended that we will have the option to redeem up to 35% of the new senior notes with the proceeds of certain active equity offerings, if any, at a premium equal to the stated interest rate of the notes, plus accrued interest, at any time prior to the third anniversary of the date of their issuance, and that we will have the option to redeem all or some of the notes after the fifth anniversary of the issue date at redemption prices set forth in the indenture. Upon a change in control (as defined in the indenture), it is expected that we will be required to offer to purchase the new senior notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

Description of Capital Stock Upon Effectiveness of the Plan

     Until the Plan becomes effective, the current certificate of incorporation and the current amended and restated bylaws of the Company will remain in effect. On the effective date of the Plan, we will file an amended and restated certificate of incorporation and adopt new amended and restated bylaws. The following description sets forth the general terms of our reorganized common stock. This description does not purport to be complete and is subject to and qualified in its entirety by reference to the form of amended and restated certificate of incorporation and amended and restated bylaws which will become effective on the effective date of the Plan.

Authorized and Outstanding Capital Stock

     Assuming the Plan is effective, a total of 25,375,683 shares of reorganized common stock will be issued and outstanding on the effective date of the Plan, all of which will have been issued pursuant to the Plan.

     The amended and restated certificate of incorporation will authorize the board of directors from time to time and without further stockholder action to provide for the issuance of preferred stock in one or more series, and to fix the relative rights and preferences of the shares, including dividend rights, liquidation preferences, conversion privileges, redemption rights and voting powers. As of the date of this Form 10-K, the board of directors has not provided for the issuance of any series of preferred stock, and there are no agreements or understanding for the issuance of any series of preferred stock.

     The board of directors will have broad discretion with respect to the creation and issuance of preferred stock without stockholder approval. The rights, preferences and privileges of holders of the reorganized common stock may be adversely affected by the holders of shares of any series of preferred stock that we may designate and issue from time to time. Among other things, by authorizing the issuance of shares of preferred stock with particular conversion, redemption, voting or other rights, the board of directors could adversely affect the voting power of the holders of the reorganized common stock and could discourage any attempt to effect a change-in-control even if such a transaction would be beneficial to the interests of our stockholders.

Description of Reorganized Common Stock

     Voting Rights. Each holder of shares of reorganized common stock will be entitled to attend all special and annual meetings of our stockholders. In addition, each holder will be entitled, together with the holders of all other outstanding classes of stock entitled to attend the special and annual meetings of our stockholders, to cast one cumulative vote for each outstanding share of reorganized common stock held in the election of directors, and one non-cumulative vote on any other matter which is properly considered and acted upon by the stockholders. Except as otherwise required by law, holders of the reorganized common stock will not be entitled to vote on any amendment to the amended charter, including the certificate of designation of any series of preferred stock, that relates solely to the terms of one or more outstanding series of preferred stock, if the holders of the affected series are entitled, either voting separately or together with the holders of one or more other affected series, to vote on such amendment under the amended charter, including the certificate of designation of any series of preferred stock, or pursuant to the Delaware General Corporation Law.

     Liquidation Rights. The holders of reorganized common stock and the holders of any class or series of stock entitled to participate with the holders of reorganized common stock as to the distribution of assets in the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, will be entitled to participate in the distribution of any of our assets remaining after it has paid, or provided for the payment of, all of its debts and liabilities and after it has paid, or set aside for payment, to the holders of any class or series of stock having preference over the reorganized common stock in the event of liquidation, dissolution or winding-up, the full preferential amounts, if any, to which the holders of such class or series are entitled.

     Dividends. Dividends may be paid on the reorganized common stock and on any class or series of stock entitled to participate with the reorganized common stock as to dividends on an equal per-share basis, but only when, as and if declared by the board of directors.

     Other Rights. Holders of the reorganized common stock will not have any preemptive, subscription, conversion, redemption or sinking fund rights.

Corporate Governance Standards

     Upon the effective date of the Plan, the amended and restated certificate of incorporation will provide that so long as the Company has any class of its equity (regardless of class) or debt securities registered under Section 12 of the Exchange Act, the Company will comply with the corporate governance requirements for the listing and continued listing, as the case may be, of the Nasdaq Stock Market, Inc. or any national securities exchange on which any of its securities are listed for trading, and if not listed for trading, the listing and continued listing requirements of the Nasdaq Stock Market, Inc., without regard to any alternative to or exemption from the otherwise applicable listing requirements by reason of any "controlled company" exemptive provisions, as that term is defined in the relevant listing requirements of the Nasdaq Stock Market, Inc. or similar listing rules of any national securities exchange, or any similar exemptive provisions. Accordingly, the Company will adopt new charters for the audit committee, the compensation committee and the nominating/corporate governance committee, as well as ratify our current code of ethics and business conduct, and adopt corporate governance guidelines, director independence standards and statement of company policy (securities trades by company personnel), that comply with the Nasdaq Stock Market, Inc. corporate governance requirements.

The foregoing does not purport to be a complete description of all of the terms and provisions contained in the Plan and reference is made to the Plan filed as an exhibit to this Annual Report on Form 10-K.

Description of Operations

Seismic Data

     Oil and gas companies consider seismic data an essential tool in finding hydrocarbons. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. 3D seismic data provides a graphic depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits. The use of 3D surveys has been demonstrated to increase drilling success rates and, correspondingly, lower exploration and development costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more site-specific analysis to maximize actual drilling potential and success.

     Our offshore data library includes limited amounts of multi-component data. In a standard 3D seismic survey, only pressure waves are measured and recorded, whereas in a multi-component survey not only pressure waves but also shear waves are measured and recorded. Pressure waves are affected by the fluids in rock formation, whereas shear waves are not. By measuring and recording both pressure waves and shear waves, a multi-component survey can improve analysis of rock formations.

     We believe seismic data is a long lived asset. We amortize our seismic data over a seven year period for onshore seismic data and five years for offshore seismic data; however, we believe that the seismic data will continue to generate licensing revenue after such time. Assuming the data is sampled and gathered adequately in the field recording phase, it is amenable to re-evaluation and re-presentation, multiple times, using new or alternate processing techniques or updated knowledge of the earth model.

Seismic Data Library

     Our seismic data library includes onshore and offshore 3D and 2D data and offshore multi-component data. We have ownership in approximately 31,800 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and gas producing regions. The main geographic regions of focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, northern Louisiana, Mississippi, eastern Texas, the Rocky Mountain region and western Canada. The majority of our seismic data library covers onshore regions within North America with the remainder covering the offshore United States. Our seismic data concentration is primarily in the 3D market. The following table described our 3D seismic data library as of February 15, 2004.

	Square	Percentage
3D Data Library at February 15, 2004	Miles	of Subtotal

Gulf Coast Texas	5,483	41.8%
Southern Louisiana/Mississippi	5,636	43.0%
Rockies	816	6.3%
Northern Louisiana	370	2.8%
Other	798	6.1%

Total U.S. Onshore	13,103	100.0%

Canada	8,610	100.0%

Conventional	9,096	90.1%
Multi-Component	996	9.9%

Total U.S. Offshore	10,092	100.0%

Worldwide Total	31,805	100.0%

     U.S. Onshore. The U.S. onshore 3D sector of our seismic data library is comprised principally of our Gulf Coast Texas and southern Louisiana/Mississippi components. We began accumulating this data in 1993 and 1994. Until recent years, the southern Louisiana/Mississippi component of our U.S. onshore seismic data library grew significantly faster than our Gulf Coast Texas component. More recently, our Gulf Coast Texas component has experienced significant growth and now represents approximately the same percentage of our total U.S. onshore seismic data library as our southern Louisiana/Mississippi component. These areas form the core of our U.S. onshore database and currently represent the areas of most demand from our U.S. clients.

     The Rocky Mountain region and northern Louisiana sectors, although currently small contributors, are believed to be areas of strong potential growth in the future. We own relatively small amounts of seismic data in other areas, such as Alabama, Arkansas, Michigan and North Dakota, and we do not intend to focus in these areas in the near future because we have determined that such areas do not have sufficient revenue producing potential.

     Canada. The Canadian market is less mature than the U.S. Gulf Coast and includes areas still considered Frontier, or underexplored. Accordingly, there is still a significant demand for 2D data, with 3D data representing an increasing part of the market in recent years. In 2003, demand for our 3D seismic data was almost equivalent to the demand for our 2D seismic data, and we anticipate that demand for our 3D seismic data will surpass that for our 2D seismic data in 2004 and the future. The accumulation of 3D data in our seismic library began in 1998 and has grown at an average rate in excess of 1,000 square miles per year.

     Offshore U.S. Gulf Of Mexico. We have accumulated conventional U.S. Gulf of Mexico offshore 3D data since 1993, with the volume growing steadily through 2000. We have not added any such new data since that time. However, during 2001 and 2002, we added several projects of multi-component data under an alliance agreement with Western Geco (formerly known as Schlumberger-Geco). After 2002, we discontinued making cash investments for recording new data in the offshore U.S. seismic market, which is dominated by competitors who deploy their own marine vessels and field equipment to service their own data libraries, because we believe the market does not provide favorable growth opportunities for us.

Data Library Creation

     We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) creating new value-added products from data existing within our library, or (4) acquiring ownership of existing data from customers in exchange for an assignment of a non-exclusive license to data from our library, or "non-monetary exchange."

     Data Acquisitions. We create new seismic data designed in conjunction with our customers and specifically suited to the geology of the area using the most appropriate technology available. Typically one or more customers will underwrite a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under such licenses, the customers usually have exclusive access to use the newly acquired data for a limited term, which is usually nine months or less, at which time the data is added to our library for licensing to the industry on a non-exclusive basis. Data acquisition activity during 2003 occurred in: the Texas Gulf Coast, southern Louisiana, Wyoming and western Canada. All field work on these projects is outsourced to subcontractors, as is the data processing for those projects in Canada and the Rocky Mountain region; a significant percentage of the data processing for Gulf Coast projects are processed by our wholly owned subsidiary Matrix Geophysical. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

     Cash Purchases. We generally pursue acquisitions of data for cash less frequently than we do other methods of adding to our seismic data library. Typically when we purchase data for cash, such purchases will include entire libraries of data or significant subsets of libraries, rather than individual surveys, as is common in the other library creation methods. In these transactions, we usually purchase data from companies that lack sufficient economic and other resources to continue focusing in certain geographical areas or those that have made a strategic decision to discontinue focus in a particular geographical area.

     Value-Added Products. We create new, additional products from existing seismic surveys in our library by extracting a variety of additional information from surveys that are not readily apparent in initial products. Opportunities to create such additional products may result from alternate or more complex processing algorithms applied to initial products, information with respect to the Earth model from secondary sources and alternative conclusions derived from initial products, or a combination thereof. Additional products may include Pre-Stack Time Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes, Rock Property volumes and Pre-Stack Depth Migration volumes. Typically, one or more customers will underwrite a portion of the direct cost in exchange for a license or licenses to use the resulting data. Under such licenses, the customers usually have exclusive access to the newly acquired data for a limited term, which is usually three months or less, after which the data is added to our library for licensing to the industry on a non-exclusive basis. Work on these projects may be performed by our wholly owned subsidiary Matrix Geophysical, outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist. We employ experienced geoscientists who design these VAP projects and oversee the processing to ensure the quality and longevity of the data created.

     Non-Monetary Exchanges. We grant our customers a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer. The data that we receive is distinct from the data that is licensed to the customer. These transactions, which have been an essential tool in the growth of our seismic data library, will tend to be for individual surveys or groups of surveys, rather than whole libraries. Occasionally, we use non-monetary exchanges in conjunction with data acquisitions and cash purchases.

Licenses and Marketing

     We actively market data from our library to customers under non-exclusive license agreements using an aggressive marketing strategy combined with strong geophysical expertise. Our licenses are generally non-assignable. Our licenses typically provide that in the event of a change in or sale of control of a customer-licensee, the surviving entity generally must pay a fee to maintain a license for any data it seeks to continue to use and for which such entity previously did not have a license. Our marketing philosophy is that seismic data must be sold actively as opposed to waiting passively for customer purchases. We maintain a team of dedicated marketing specialists who seek to maximize license sale opportunities and create innovative methods of contracting opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.

     Licenses generally are granted for cash payable within 30 days of invoice, although we sometimes permit a customer to make an initial payment upon inception of the license followed by periodic payments over a period of time, usually not more than 12 to 18 months. Some licenses provide for additional payments to us, as and if the licensee acquires additional mineral leases, drills wells or achieves oil or gas production in the areas covered by the licensed data.

     Fundamental to our business model is the concept that once seismic data is created it is owned by us and added to our library for licensing to customers in the oil and gas industry on a non-exclusive basis. Since the data is a long lived asset, such data can be licensed repeatedly and over an extended period of time to different customers at the same time.

Seitel Solutions

     To support our seismic data licensing business, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our wholly owned subsidiaries, Seitel Solutions Ltd. and Seitel Solutions Canada Ltd. (together, "Solutions"), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet. Using proprietary technology, we store, manage, access and deliver data, tapes and graphic cross-sections to our licensees. In addition, Solutions offers use of its proprietary display and inventory software to certain customers, and the use of its proprietary quality control software to the seismic brokerage community principally in Calgary, Alberta, Canada. In the future, we may decide to offer data management services to clients generally.

Oil and Gas Exploration, Production and Sales Activities

     Prior to August 2002, we engaged in the exploration for and development, production and sale of natural gas and oil through our wholly owned subsidiaries DDD Energy, Inc. and Endeavor Exploration, Inc. However, we made the strategic decision to refocus our operations on our core competency of seismic data licensing. As a result, we have sold substantially all of the assets of DDD Energy, Inc. and Endeavor Exploration, Inc. Our remaining oil and gas assets are not material, and we do not intend to operate in that business segment of the oil and gas industry in the future.

     The oil and gas operations are reported as discontinued operations in the Company's consolidated financial statements.

Customers

     We market our seismic data to a varied customer base. Our customers range from small, independent oil and gas companies and private prospect generating individuals to several of the largest companies in the oil and gas industry. During the three-year period ended December 31, 2003, no one customer accounted for more than 10% of our revenue. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

Competition

     The creation and licensing of seismic data is highly competitive. There are a number of geophysical companies that create, market and license seismic data and maintain their own seismic data libraries. Rather than outsourcing, some oil and gas companies create their own seismic data libraries, which they license to users. Our largest competitors, most of whom are engaged in acquiring seismic data, as well as maintaining a data library, are: Compagnie Generale de Geophysique, Petroleum Geo-Services, Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana), TGS Nopec, Veritas DGC, Inc. and WesternGeco (a joint venture of Schlumberger and Baker Hughes). Many of our competitors have substantially larger revenues and resources than we do.

     We believe that we have positioned ourselves to take advantage of the continued outsourcing trend by exploration and production companies for their seismic data needs. In addition, we believe we can compete favorably due to: the breadth of our data library, the expertise of our marketing staff, the technical proficiency of our geoscientists and the employment of a business model that does not require capital investment in, or the ownership of, field crews.

Seasonality and Timing Factors

     Our results of operations fluctuate from quarter to quarter due to a number of factors. Our results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under our revenue recognition policy, revenue recognition from data licensing contracts is dependent, among other things, upon when the customer selects the data. As a result, our seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of our data licensing transactions provide for fees to us of under $500,000 per transaction, occasionally a single data license transaction from our library, including those resulting from the merger and acquisition of our oil and gas company customers, may be substantially larger. Such large license transactions or an unusually large number of, or reduction in, data selections by customers can materially impact our results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In our data creation activities, weather-related or other events outside our control may impact or delay surveys during any given quarter.

Employees

     As of December 31, 2003, we and our subsidiaries had 143 full-time employees. None of our employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be good.

Other

     We are not dependent on any particular raw materials, patents, trademarks or copyrights for its business operations. Our seismic data library is proprietary confidential information, which is not generally available to the public and is subject to confidentiality agreements with our employees and customers. The seismic data within our library is a trade secret, which we protect through confidentiality agreements with our employees and licensees. We believe that our seismic data library is also protected by common law copyright.

     The following table gives an overview of our corporate structure. All subsidiaries are directly or indirectly wholly owned unless separately noted.

	Name of Subsidiary	Incorporated In
*	African Geophysical, Inc.	Cayman Islands
*	Alternative Communication Enterprises, Inc.	Texas
	Datatel, Inc.	Delaware
	DDD Energy, Inc.	Delaware
*	EHI Holdings, Inc.	Delaware
*	Endeavor Exploration LLC	Delaware
*	Energy Venture Holdings LLC	Delaware
*	Express Energy I, LLC	Delaware
*	Exsol, Inc.	Delaware
*	Geo-Bank, Inc.	Texas
	Matrix Geophysical, Inc.	Delaware
	N360X, L.L.C.	Texas
	Olympic Seismic Ltd.	Alberta, Canada
	SEIC, Inc.	Delaware
	SEIC Business Trust	Alberta, Canada
	SEIC Holdings Ltd.	Alberta, Canada
*	SEIC L.L.C.	Delaware
	SEIC Partners Limited Partnership	Alberta, Canada limited partnership
	SEIC Trust Administration, Ltd.	Alberta, Canada
	Seitel Canada Holdings, Inc.	Delaware
	Seitel Canada, L.L.C.	Delaware
	Seitel Data Corp.	Delaware
	Seitel Data, Ltd.	Texas limited partnership
	Seitel Delaware, Inc.	Delaware
*	Seitel Gas & Energy Corp.	Delaware
*	Seitel Geophysical, Inc.	Delaware
	Seitel IP Holdings, LLC	Delaware
	Seitel International, Inc.	Cayman Islands
	Seitel Management, Inc.	Delaware
*	Seitel Natural Gas, Inc.	Delaware
	Seitel Offshore Corp.	Delaware
*	Seitel Power Corp.	Delaware
	Seitel Solutions Canada Ltd.	Alberta, Canada
	Seitel Solutions, Inc.	Delaware
	Seitel Solutions, LLC	Delaware
	Seitel Solutions, Ltd.	Texas limited partnership
	Seitel Solutions Holdings, LLC	Delaware
	Seitel International BV	Netherlands
	Seitel International, CV	Netherlands
	SI Holdings, G.P.	Delaware
*	Vision Energy, Inc. (1)	Delaware
*	818312 Alberta Ltd.	Alberta, Canada

(1)	Seitel, Inc. owns 19%.
*	Dormant

Item 2.    Properties

     Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices and warehouse space and storage. We maintain domestic marketing offices located in Denver, Colorado and New Orleans, Louisiana. We also lease office and warehouse space in Calgary, Alberta in two separate locations, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.

     The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

	Approximate
Location	Square Footage	Use	Owned/Leased

Houston, Texas	72,400	Administrative; Financial; Marketing; Operations;	Leased
		Warehouse
Denver, Colorado	1,529	Marketing	Leased
New Orleans, Louisiana	540	Marketing	Leased
Calgary, Alberta, Canada	11,400	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,000	Warehouse	Leased

Item 3.    Legal Proceedings

      See "Recent Developments" for a detailed discussion of our Chapter 11 reorganization and the Plan.

     Seitel was the subject of a formal investigation by the SEC's Division of Enforcement. In December 2002, the SEC issued an "Order Directing Private Investigation and Designating Officers To Take Testimony," commonly called a formal order of investigation. We were also notified by the Enforcement Division of the SEC that it intended to recommend that the SEC initiate an administrative proceeding against Seitel for alleged books and records and internal control violations. We cooperated fully with the SEC during the course of its investigation, and on June 16, 2003, we reached a consensual resolution of the SEC's civil complaint alleging violations of the reporting, books and records, internal controls and proxy statement provisions of the Exchange Act. In connection with the settlement and without admitting or denying the allegations, we agreed to the entry of a final judgment permanently enjoining Seitel from violating such provisions.

     On February 3, 2003, the former holders of Seitel's senior unsecured notes accelerated the senior unsecured notes and made demand upon Seitel and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders' investment in the senior unsecured notes. Notice of the demand has been provided by us to our insurance carriers. The holders of the senior unsecured notes did not commence suit. As of June 26, 2003, all of the former holders of senior unsecured notes had sold their senior unsecured notes to Ranch, who subsequently sold the senior unsecured notes to Berkshire. Under the Plan, all of the foregoing claims will be released and discharged.

     Seitel and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Seitel's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. During the Chapter 11 cases, the Debtors and the representatives of the class negotiated and participated in discovery with respect to the Class Claim filed with the Bankruptcy Court and in connection with the class' objection to confirmation of the Initial Plan. In the course thereof, the class representatives and the Debtors reached certain agreements. These agreements included the allowance of a "class claim" to assert the rights of the class in the Chapter 11 cases and, as well, an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The settlement was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. Thus, the claims of the plaintiffs in the Class Action against the Debtors as well as their officers and directors, and the Class Claim, have been settled. The treatment of the Class Claim pursuant to the Plan is consistent with the settlement approved by the Bankruptcy Court. Certain monetary obligations remain, including continuing disclosures and additional documentation.

     Seitel has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to Seitel's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. Seitel's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to Seitel. Seitel filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and Seitel has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties and a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provides for payment of $600,000, all of which is covered by insurance, and resolution of all claims against all parties to the litigation. The settlement stipulation was approved by the Bankruptcy Court upon notice and a hearing by order dated November 17, 2003. Pursuant to the settlement, (i) all of the Derivative Claims have been or will be dismissed, (ii) the Debtors will continue certain and from time to time implement new corporate governance policies and procedures, and (iii) the plaintiffs recovered certain costs incurred in prosecuting the Derivative Claims. The cost recovery was paid solely by the Debtors' insurance carrier.

     On July 18, 2002, Seitel's former chief executive officer sued Seitel in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from us were proper and do not have to be repaid. We have answered and asserted various defenses. We also filed a counter suit to recover approximately $4,200,000 in corporate funds that Seitel believes Mr. Frame inappropriately caused Seitel to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, Seitel also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by Seitel. Seitel intends to seek dismissal of the complaint against it, and to pursue its causes of action. Seitel also intends to pursue enforcement of its judgment against Mr. Frame. Mr. Frame has filed claims totaling $20.2 million against Seitel and the other debtors in the Chapter 11 cases. The debtors have filed objections to such claims.

     Seitel is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against Seitel. The plaintiffs assert that Seitel obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and oral argument in the 1st Court of Appeals in Houston, Texas was on May 6, 2003. The parties have reached a settlement in the matter and have executed a settlement stipulation which is pending before the Bankruptcy Court for approval. The settlement stipulation provides that Joy Resources, Inc. ("Joy") will be granted an agreed, allowed claim in the amount of $73,000 in the Cases, and further provides that Seitel Data, Ltd. may use certain data upon the payment of additional costs and may acquire certain data owned by Joy on a right of first refusal basis.

     Seitel and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs have sued a number of defendants, including Seitel and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. On July 22, 2003, the Texas Court of Appeals granted appellant motion to proceed against the other appellees. The appeal against Seitel remains stayed. We intend to vigorously represent our interests in this appeal.

     Seitel sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. Seitel seeks recovery for fees paid and related expenses. Initial pleadings were filed on February 21, 2003. Discovery has not yet commenced.

     On March 27, 2003, Seitel was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, v. N360X, LLC and Seitel. The complaint alleged that Seitel, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, defaulted on an agreement for the lease of a jet aircraft. GE accelerated the obligation, took possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The claim was subsequently reduced to $2.055 million plus interest at 9% from November 18, 2003 and purchased by Berkshire and the amount thereof has been agreed to by the parties.

     On September 22, 2003, Bass Enterprises Production Co. ("Bass") filed a motion with the Bankruptcy Court seeking relief from the automatic stay applicable to the Debtors and requesting permission of the Bankruptcy Court to initiate litigation against the Debtors in a Texas State Court with respect to an alleged breach of certain provisions of a contract entered into in 2001. The Debtors have objected to the motion and a hearing on the motion was scheduled for December 3, 2003. No discovery has been conducted in the matter. On February 23, 2004 the parties entered into a settlement agreement to resolve disputes which involve licensing of certain data and field tapes at a fixed rate.

     Seitel and its subsidiaries, Energy Venture Holdings LLC, Endeavor Exploration LLC, and DDD Energy, were sued by a former employee, Mark Stover, in Harris County District Court, 269th Judicial District, Cause No. 2002-52120 on October 8, 2002. Mr. Stover alleged breach of his employment contract and wrongful termination. We answered and generally denied the complaint on November 8, 2002. The matter was automatically stayed upon the Chapter 11 filing. On October 9, 2003, Mr. Stover filed a proof of claim in the bankruptcy court in the amount of $374,500. We have filed an objection to the claim and intend to vigorously seek its disallowance.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2003.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Seitel Market Information

     Our common stock is traded in the over-the-counter market on the OTC Bulletin Board, its primary trading market, under the symbol "SEIEQ", and on the Toronto Stock Exchange under the symbol "OSL". Prior to March 17, 2003, our common stock traded on the New York Stock Exchange under the symbol "SEI". Following delisting of our common stock by the NYSE on March 17, 2003 due to our inability to meet the NYSE's continued listing requirements relating to minimum share price and market capitalization, our common stock commenced trading on the OTC Bulletin Board. The following table sets forth the high and low sale prices as reported by the NYSE or the high and low bid prices as reported by the OTC Bulletin Board, as applicable, for the periods indicated. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2002
1st Quarter	$14.08	$8.20
2nd Quarter	$11.00	$1.00
3rd Quarter	$1.01	$0.37
4th Quarter	$0.88	$0.49
2003
1st Quarter	$0.68	$0.20
2nd Quarter	$0.47	$0.16
3rd Quarter	$0.36	$0.22
4th Quarter	$2.08	$0.29
2004
1st Quarter (through March 25, 2004)	$4.85	$2.21

     On March 25, 2004, the closing bid price of our common stock on the OTC Bulletin Board was $3.71.

     As of March 25, 2004, there were 819 stockholders of record and 25,375,683 shares of our common stock outstanding.

     Assuming the Plan becomes effective, we do not intend to make any application to list our reorganized common stock or the Stockholder Warrants for trading on any national securities exchange or U.S. inter-dealer quotation system. The Stockholder Warrants will be transferable until they expire. Broker-dealers who currently make a market in our common stock will be required to apply to the OTC Bulletin Board to initiate quotations in our reorganized common stock. We are notifying our current market makers to request that the OTC Bulletin Board allow them to initiate quotations in our reorganized common stock as of the effective date of the Plan. We will cooperate with any registered broker-dealer who may seek to initiate price quotations for our reorganized common stock and the Stockholder Warrants on the OTC Bulletin Board. See "Risk Factors." Our reorganized common stock and the Stockholder Warrants may trade infrequently and at unpredictable levels on the over-the-counter market resulting in a potential lack of liquidity of the security.

Dividend Policy

     Although we have declared and paid cash dividends on our common stock in the past, we have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not intend to declare or pay any cash dividends on our common stock and, assuming the Plan becomes effective and is consummated, we do not intend to declare or pay any cash dividends on our reorganized common stock in the foreseeable future. Covenants within our anticipated new revolving credit facility and our new senior notes will restrict our ability to pay cash dividends on our capital stock. Future declaration and payment of cash dividends, if any, on our reorganized common stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

Equity Compensation Plans

     The table below provides information relating to our equity compensation plans as of December 31, 2003. On the effective date of the Plan, each of these plans will be terminated and all options, warrants or rights thereunder outstanding as of the effective date of the Plan will be cancelled in their entirety, and the holders of such options, warrants or rights will no longer be able to exercise such options after such time and such stock option and warrant plans will terminate and cease to exist.

			Number of securities
			remaining available for
	Number of securities	Weighted average	future issuance
	to be issued upon	exercise price of	under compensation
	exercise of outstanding	outstanding options	plans (excluding securities
Plan Category	options and warrants	and warrants	reflected in first column)

Equity compensation
approved by
security holders	558,465	$12.83	154,000
Equity compensation
not approved by
security holders	1,575,152	$12.19	1,465,385

Total	2,133,617	$12.36	1,619,385

Stock Plans Not Approved by Security Holders.

     We maintain the 2000 Stock Option Plan, which provides equity compensation to employees, officers, directors and consultants. Under the plan, employees, officers and directors have been granted stock options (rights to purchase shares of our common stock at a price not less than the market price of the stock at the date of grant). At least a majority of the shares of common stock underlying options granted under the plan will be awarded to employees who are not our officers or directors. An optionee may be granted more than one option under the plan. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements. Terms for stock options granted under the plan will not exceed a maximum term of 10 years.

     We maintain the 2001 Inducement Stock Option Plan, which provides equity compensation as an inducement to employment for certain persons whose services are considered unusually valuable to us. The plan is administered only as an inducement to employment with us or one of our affiliates; therefore, no person is eligible to receive a grant of an option under this plan if the person has been an employee for more than 30 days. Subject to the above requirements, the Board of Directors, in its sole discretion, grants stock options to certain identified employees with an exercise price not less than 100% of the market price of the stock on the date of grant. An optionee may not be granted more than one option under the plan. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements. Terms for stock options granted under the plan will not exceed a maximum term of 10 years.

     We maintain the 2001 Non-Officer Stock Option Plan, which provides equity compensation to employees that are neither officers or directors nor the beneficial owners of more than 5% of our outstanding common stock. Subject to the above requirements, the Board of Directors, in its sole discretion, grants stock options to certain identified employees with an exercise price not less than 100% of the market price of the stock on the date of grant. An optionee may be granted more than one option under the plan and options granted to any eligible employee will continue to be valid notwithstanding the fact that the employee subsequently becomes an officer, director or beneficial owner of more than 5% of our common stock. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements. Terms for stock options granted under the plan will not exceed a maximum term of 10 years.

     In June 2002, the Board of Directors approved a grant of options to Fred Zeidman in connection with his appointment as Chairman of the Board of Directors. These options have an exercise price of $2.23 and expire on June 3, 2012.

     The Board of Directors approved the 1994 Warrant Plan on April 11, 1994. Under such plan, warrants were granted to all of our employees as of that date at an exercise price equal to the market price of the stock on that date. All warrants under this Plan expired on March 25, 2004.

     We maintain the Amended and Restated 1995 Warrant Reload Plan which provides that upon exercise of any warrant held by any of the specified warrantholders prior to the expiration of such warrant and subject to the terms and conditions of the plan, replacement warrants will be granted. The replacements warrants expire on the later of (1) the date five years after the date the original warrant is exercised and (2) the expiration date of the original warrant. The warrantholder will be entitled to purchase the same number of shares of our common stock as the warrantholder purchased on exercise of the original warrant. The replacement warrants will have an exercise price equal to either the closing price of our common stock as reported by the OTC Bulletin Board on the date of grant of the replacement warrant or such greater exercise price as may be requested by the warrantholder in accordance with the terms of the plan.

     Prior to adoption of the 2001 Inducement Stock Option Plan, the Board of Directors approved one-time grants to certain employees upon employment with us. The exercise price was equal to the market price of the stock on the date of grant. Stock options vest in accordance with the terms approved by the Board of Directors evidenced in individual, written option agreements.

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

				(Restated)
Statement of Operations Data:

Revenue	$131,465	$149,795	$115,238	$113,887	$109,671

Expenses and costs:
Depreciation and amortization	82,638	129,856	49,448	51,927	49,929
Cost of sales	815	928	1,196	738	295
Selling, general and administrative	29,678	71,732	34,805	35,086	26,190
Impairment of seismic data library	29,959	82,964	-	-	-

	143,090	285,480	85,449	87,751	76,414

Income (loss) from operations	(11,625)	(135,685)	29,789	26,136	33,257

Interest expense and other, net	(19,950)	(20,856)	(13,461)	(12,389)	(11,504)
Gain on extinguishment of liabilities	681	-	-	-	-
Reorganization items	(5,984)	-	-	-	-
Loss on sale of marketable securities	-	(332)	-	-	-
Equity in loss of affiliate	-	-	-	-	(91)
Impairment due to dividend distribution of
affiliate stock	-	-	-	-	(7,794)

Income (loss) from continuing operations before
income taxes and cumulative effect
of changes in accounting principles	(36,878)	(156,873)	16,328	13,747	13,868
Provision (benefit) for income taxes	2,199	(18,304)	6,748	5,639	6,211

Income (loss) from continuing operations before
cumulative effect of changes in
accounting principles	(39,077)	(138,569)	9,580	8,108	7,657
Income (loss) from discontinued operations,
net of tax	1,139	(62,709)	(24,573)	3,602	1,723
Cumulative effect of changes in accounting
principles , net of tax	-	(11,162)	-	(14,219)	-

Net income (loss) (1)	$(37,938)	(212,440)	$(14,993)	$(2,509)	$9,380

	Year Ended December 31,

	2003	2002	2001	2000	1999

				(Restated)
Statement of Operations Data:

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(1.54)	$(5.48)	$.38	$.34	$.32
Income (loss) from discontinued operations	.04	(2.48)	(.98)	.15	.07
Cumulative effect of accounting changes	-	(.44)	-	(.59)	-

Net income (loss)	$(1.50)	$(8.40)	$(.60)	$(.10)	$.39

Diluted:
Income (loss) from continuing operations	$(1.54)	$(5.48)	$.37	$.34	$.32
Income (loss) from discontinued operations	.04	(2.48)	(.95)	.15	.07
Cumulative effect of accounting changes	-	(.44)	-	(.59)	-

Net income (loss)	$(1.50)	(8.40)	$(.58)	$(.10)	$.39

Weighted average shares:
Basic	25,376	25,300	24,986	23,909	23,863
Diluted	25,376	25,300	25,692	24,090	24,063

     In the second quarter of 2002, we changed our accounting policy for amortizing our created seismic data library from the income forecast method to the greater of the income forecast method or the straight-line method over the data's useful life and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. Pro forma net income for the years ended December 31, 2001, 2000 and 1999 assuming the new seismic data amortization policy had been applied retroactively in each period, was as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2000	1999

Income from continuing operations before cumulative effect
of changes in accounting principles	$5,178	$3,765	$4,119
Income from continuing operations before
cumulative effect of changes in accounting principles per share:
Basic	$.21	$.16	$.17
Diluted	.20	.16	.17

Net income (loss)	$(19,395)	$(6,852)	$5,842
Net income (loss) per share:
Basic	$(.78)	$(.29)	$.24
Diluted	(.75)	(.28)	.24

	As of December 31,

	2003	2002	2001	2000	1999

				(Restated)
Balance Sheet Data:
Cash and cash equivalents	$44,362	$21,517	$25,223	$10,216	$5,188
Seismic data library, net	247,541	284,396	455,845	362,603	329,885
Total assets	367,089	398,136	661,469	599,131	555,919
Total debt	267,434	272,061	268,350	206,598	225,223
Stockholders' equity	3,722	37,036	243,587	253,590	243,024
Stockholders' equity per common share
outstanding at December 31	$.15	$1.46	$9.71	$10.28	$10.30
Common shares outstanding at
December 31(2)	25,376	25,376	25,075	24,671	23,605

(1)

In the fourth quarter of 2002, we reevaluated our estimate of the useful life of our seismic data library and reduced the estimated useful life of offshore data from ten to five years and onshore data from ten to seven years. The effect from this change on reported results was a reduction in net income of $58.8 million or $2.32 per share for the year ended December 31, 2002.

(2)	Net of treasury shares.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include: our ability to abide by the terms of the SEC Injunction, the impact on our results of operations of the significant amount of debt we will have after consummation of the Plan, the significant amount of debt service we will have going forward after the consummation of the Plan, our ability to continue as a going concern, the impact of litigation on Seitel and any distribution to our creditors or equity holders under the Plan, any delay or inability to complete the transactions contemplated by the Plan, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets and equity markets during the periods covered by the forward looking statements, the effect on our reported operating results and stock price as a result of our restatement of financial statements, the level of cash generated from our operations, our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs and all of the factors appearing under the caption "Risk Factors". The forward-looking statements contained in this report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

     Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason in this annual report filed on Form 10-K. Also note that we provide a cautionary discussion of risks and uncertainties under the caption "Risk Factors". All subsequent forward-looking statements attributable to Seitel or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this annual report filed on Form 10-K and in our future periodic reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report may not occur.

OVERVIEW

     We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is one of the largest available for licensing in the United States and Canada. We also have ownership in a library of offshore data covering extensive parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data acquisition substantially underwritten or paid for by clients. Our primary areas of focus are onshore U.S. and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.

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

Principal Factors Affecting Our Business

     Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

     Demand for Seismic Data. Our seismic business depends upon exploration, production, development and field management spending by oil and gas companies. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices and the companies' own short term and strategic plans. These capital expenditures may also be affected by worldwide economic conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.

     Availability of Capital for our Customers. Many of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private equity capital to fund their exploration, production, development and field management activities. Significant changes in the private equity market and the availability of private equity capital could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.

     Merger and Acquisition Activity. In recent years, there has been an increase in the level of merger and acquisition activity within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it could generate a re-licensing fee, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.

     Natural Gas Reserve Replacement. Oil and gas reserves are currently being depleted at a rate estimated by industry analysts at 5% to 10% per year for the major oil and gas operators. As a result, there is an increasing need in the oil and gas industry to replace such reserves. The need for oil and gas companies to replace depleted reserves is expected to increase the demand for our seismic data.

     Government Regulation. Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental laws. We invest financial and managerial resources to comply with these laws and related permit requirements. Existing laws or regulations and the adoption of new laws or regulations limiting or increasing exploration or production activities by oil and gas companies may have a material effect on our business operations.

Key Performance Measures Considered By Management

     Management considers a variety of performance measures in evaluating our financial condition and operating performance at various times and from time to time. Certain of these performance measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with United States generally accepted accounting principles, or GAAP. These non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. Management uses the non-GAAP measures presented to evaluate and manage our operations internally. These non-GAAP measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP.

     The following are the key performance measures considered by management.

     Cash Resales. Cash resales result from invoicing customers for purchases of licenses to data from our library. We expect cash resales to generally follow a consistent trend from quarter to quarter while considering our normal seasonality. The volatility in this trend could indicate changing market conditions. Cash resales for the years ended December 31, 2003, 2002 and 2001 were $79.8 million, $66.2 million and $72.0 million, respectively. The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,

	2003	2002	2001

Cash resales	$79,776	$66,231	$71,989
Other revenue components:
Acquisition revenue	36,201	23,549	25,778
Non-monetary exchanges	10,630	13,551	57,045
Deferral of revenue	(51,421)	(38,366)	(89,764)
Selections of data	51,603	81,982	48,114
Solutions and other	4,676	2,848	2,076

Total revenue, as reported	$131,465	$149,795	$115,238

     Cash Operating Income. We define cash operating income as cash revenue (derived primarily from seismic data acquisitions, cash licensing resales and Solutions) less cost of sales and SG&A. This measure indicates the level of cash flow we have available for debt service, funding of capital expenditures and payment of taxes. Cash operating income for the years ended December 31, 2003, 2002 and 2001 was $89.5 million, $20.0 million and $63.8 million, respectively. The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Year Ended December 31,

	2003	2002	2001

Cash operating income	$89,536	$19,968	$63,842
Add (subtract) other revenue components not
included in cash operating income:
Acquisition underwriting from non-monetary
exchanges	624	-	-
Non-monetary exchanges	10,630	13,551	57,045
Deferral of revenue	(51,421)	(38,366)	(89,764)
Selections of data	51,603	81,982	48,114
Less:
Depreciation and amortization	(82,638)	(129,856)	(49,448)
Impairment of seismic data library	(29,959)	(82,964)	-

Operating income (loss), as reported	$(11,625)	$(135,685)	$29,789

     Growth of our Seismic Data Library. We regularly add to our seismic data library through four different methods: (1) recording new data; (2) creating new value-added products from existing data within our library; (3) buying ownership of existing data for cash; and (4) obtaining ownership of existing data sets through non-monetary exchanges. For the years ended December 31, 2003, 2002 and 2001, we completed the addition of approximately 1,800 square miles, 3,700 square miles and 6,900 square miles, respectively, of seismic data to our library. The large number of additions to our seismic data library in 2001 resulted from the high level of non-monetary exchanges we completed during that year. As of March 1, 2004, we had approximately 900 square miles of seismic data in progress.

     Income (loss) from Continuing Operations before Cumulative Effect of Change in Accounting Principle. Income (loss) from continuing operations before cumulative effect of change in accounting principle was $(39.1) million, $(138.6) million and $9.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our results for each of the periods have been affected by a number of special items that are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. The loss from continuing operations in 2003 includes $41.4 million in charges composed of (i) $30.0 million related to impairments of our seismic data library and (ii) $11.4 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings and various litigation, net of reduction in litigation accruals. The loss from continuing operations before cumulative effect of changes in accounting principles in 2002 includes $157.2 million in charges composed of (i) $128.7 million related to impairments of our seismic data library and revisions to the estimated useful life of our seismic data library and (ii) $28.5 million of costs and expenses related to our restructuring efforts, various litigation, severance costs, the acceleration of certain lease obligations, allowances for doubtful accounts and certain other accruals. The income from continuing operations for 2001 included $1.3 million for charges related to former executives.

CRITICAL ACCOUNTING POLICIES

     We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

Revenue Recognition

Revenue from Data Acquisition

     Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these projects, we create new seismic data designed in conjunction with our customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. We outsource the substantial majority of the work required to complete data acquisition projects to third party contractors. Our payments to these third party contactors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. The stages of this work often occur concurrently. Throughout the creation period, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally nine months or less, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. Our acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. We maintain sole ownership of the newly acquired data, which is added to its library, and we are free to license the data to other customers when the original customers' exclusivity period ends.

Revenue from Data Licenses

     We license data from our seismic data library to customers to review for a limited period of time or to hold long-term.

     The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the sales contract. Our contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The license agreement governs all data delivered to the customer during the term. Payment terms under the contracts vary from 30 days to 18 months depending on the size of the transaction. All payments due are non-cancelable and all payments made are non-refundable. The customer has access to all available data covered by the contracts on the date the contract is executed. If the contract allows licensing of data that is not currently available, revenue is deferred until such time that the data is available for licensing. The contracts permit selection of the data in its present form, and we are under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included, in which case revenue with respect to such data would be deferred until performance is accomplished. Copies of the data are available to the customer immediately upon request.

     We recognize revenue from licensing of seismic data when we have contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. We recognize revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, we then recognize any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. We do not recognize revenue for amounts billed in advance of being earned until the aforementioned criteria are met. For revenue that is deferred, we defer the direct costs (primarily commissions) related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

     Our revenue recognition policies provide that certain types of licensing agreements result in the revenue being deferred until such time that our customer selects the specific data for license. As a result, our revenue may fluctuate depending on the size and amount of contracts requiring deferral of revenue, as well as on the timing of the selection of data by our customers.

Revenue from Non-Monetary Data Exchanges

     In certain cases, we grant our customer a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer. Occasionally, in connection with specific data acquisition contracts, we receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. The data that we receive is distinct from the data that we are licensing to the customer. Because we receive ownership of distinct seismic data to be added to our library, and this data may be relicensed by us on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary data exchanges.

     In non-monetary data exchange transactions, we record a data library asset for the seismic data acquired at the time the contract is entered into and recognize revenue on the transaction in accordance with our policy on revenue from data licenses, that is, when the data is selected by the customer, or revenue from data acquisition, as applicable. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

     We determine fair value of data exchanged by first determining the value of the license granted to the customer. We do so by evaluating the range of our cash transactions for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada. In evaluating the range of cash transactions, we do not consider transactions that are disproportionately high or low. We then consider the value of the data received from the customer. In determining the value of the data received, we consider the age, quality, current demand and future marketability of the data, as well as the cost that would be required to create the data. In the United States, we apply a limitation on the value we assign per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, we assign the lower value to the exchange. In significant exchanges ($500,000 or more), we obtain concurrence from an independent third party in order to support our valuation of the data received. We obtain this concurrence on an annual basis, usually in connection with the preparation of our annual financial statements.

Revenue from our Seitel Solutions, Ltd. and Seitel Canada Ltd. Subsidiaries

     Revenue from our Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd. subsidiaries (collectively, "Solutions") are recognized as the services for reproduction and delivery of seismic data are provided to customers.

Seismic Data Library

     Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and such costs are amortized principally on the income forecast method subject to a straight-line amortization period of seven years for onshore data and five years for offshore data applied on a quarter basis at the individual survey level.

Costs of Seismic Data Library

     For purchased seismic data, we capitalize the purchase price of the acquired data.

     For data acquired through a non-monetary data exchange, we capitalize an amount equal to the fair value of the data we received or the fair value of the license granted to the customer, whichever is more readily determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, we also obtain concurrence from a third party to support our valuation.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, we capitalize certain internal costs related to processing the created data. Such costs include salaries and benefits of our processing personnel and certain other costs incurred for the benefit of the processing activity. We believe that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.

Data Library Amortization

     Effective January 1, 2002, see "Change in Accounting Principle" below, we amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful life of the data. Due to the subjectivity inherent in the income forecast amortization method, the revised amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data's useful life.

     We apply the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by us annually and reviewed quarterly. If, during any such review, we determine that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, we revise the amortization rate attributable to future revenue from each survey in such component. In addition, in connection with such reviews and updates, we evaluate the recoverability of our seismic data library, and if required under Statement of Financial Accounting Standard, or SFAS, No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," record an impairment charge with respect to such data. See discussion on "Seismic Data Library Impairment" below.

     The actual rate of amortization depends on the specific seismic surveys licensed and selected by our customers during the year. The amortization rates vary by component and, effective January 1, 2004, range from a low of 47% to a high 100% with a weighted average rate of 56% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date. The actual rate of amortization recorded in any period varies from the weighted average rate due to the application of straight-line amortization on a survey-by-survey basis, as well as the mix of revenue recognized by component.

     The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, we first record amortization using the income forecast method. The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization would be higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight- line amortization for such survey. This requirement is applied regardless of future-year revenue estimates for the library segment of which the survey is a part and does not consider the existence of deferred revenue with respect to the library segment or to any survey. As discussed below in "Revision of Useful Life of Data Library," we revised our useful life estimate in the fourth quarter of 2002 from ten years to five years with respect to offshore data and from ten years to seven years with respect to onshore data.

Change in Accounting Principle

     In the second quarter of 2002, we changed our accounting policy for amortizing our created seismic data library from the income forecast method to the greater of the income forecast method or the straight-line method over the useful life of the data and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. Accordingly, we recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002.

Revision of Useful Life

     In the fourth quarter of 2002, we reevaluated our estimate of the useful life of our seismic data library and revised the estimated useful life of our seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years. In making this decision, we considered a number of factors, including, among others, the impairment charges we reported in 2002, the additional amortization charges we recorded during the first three quarters of 2002 pursuant to our amortization policy and seismic industry conditions. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually nine months or less) has lapsed.

     As a result of the adoption of the new accounting principle described above and the revision of the estimates of the useful lives of the seismic data in the fourth quarter of 2002, all of our seismic data library is amortized on the greater of the income forecast method or straight-line amortization over five or seven years, as applicable.

Seismic Data Library Impairment

     As events or conditions require, we evaluate the recoverability of our seismic data library in accordance with SFAS No. 144. We evaluate our seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We consider the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when our seismic data should be evaluated for impairment.

     Prior to the fourth quarter of 2002, we evaluated our seismic data library in the following components: (a) Gulf of Mexico offshore data, (b) Gulf Coast onshore data, (c) Rocky Mountain region data (including U.S. areas outside the Gulf Coast), (d) Canadian data, and (e) international data outside of North America.

     In the fourth quarter of 2002, we reevaluated the level which constitutes the lowest level of independently identifiable cash flows. In our reevaluation, we considered the results of the comprehensive forecasting process that had been undertaken by management in the fourth quarter of 2002, recent sales trends and management's expectations relative to its ability to attribute revenues to lower survey aggregation levels. The results of management's analysis indicated that we could reasonably forecast the future sales at levels lower than previously practicable. Accordingly, in the fourth quarter of 2002, we refined our impairment evaluation methodology to evaluate our seismic data library in components based on our operations and geological and geographical trends, and as a result, established the following data library groupings for purposes of evaluating impairments: (1) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (2) North America onshore comprised of the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products; and (3) international data outside North America. We believe that these library components constitute the lowest levels of independently identifiable cash flows.

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each component's remaining estimated useful life with the carrying value of each library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component's carrying amount. The difference is recorded as an impairment loss equal to the difference between the library component's carrying amount and the discounted future value of the expected revenue stream.

     For purposes of evaluating potential impairment losses, we estimate the future cash flows attributable to a library component by evaluating, among other factors, historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting our customer base and expected changes in technology. The cash flow estimates exclude expected future revenues attributable to non-monetary data exchanges and future data creation projects.

     In 2003 and 2002, we recorded impairment charges totaling $30.0 million and $83.0 million, respectively. These charges related to several different components of our seismic data library. The largest impairments were recorded in respect of offshore data, including deep water, ocean bottom cable and multi-component data. Since early 2002, we have eliminated our reinvestment in new offshore data acquisition and focused our efforts exclusively on onshore projects and on value added reprocessing of selected existing onshore and offshore areas.

     The estimation of future cash flows and fair value is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the preceding paragraph, among others. Accordingly, if conditions change in the future, we may record further impairment losses relative to its seismic data library, which could be material to any particular reporting period.

Use of Estimates and Assumptions

     In preparing our financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment.

     The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to our accounting for our seismic data library. In addition, management adopted a new accounting principle and revised several of the key assumptions and estimates in accounting for our seismic data library in 2002.

     Our accounting for our seismic data library requires us to make significant estimates and assumptions relative to future sales and cash flows from such library. These cash flows impact future amortization rates, as well as impairment charges, and the cash flows are highly subjective. We estimate future revenue primarily by analyzing the historical revenue trends generated by our existing seismic data library. Any changes in these estimates or underlying assumptions will impact our income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses. In addition, based on future events, we may make changes in the estimated useful life of the asset. Changes in the underlying assumptions regarding future sales and cash flows from the library or revisions to estimated useful life may cause our prospective amortization expense to decrease or increase materially and may also result in significant impairment losses being recognized. If such changes or revisions take place in the future, the effect on our reported results could be significant to any particular reporting period.

     During 2003, we recorded $30.0 million in impairment charges related to certain components of our seismic data library. The key factors in determining the amount of impairment are the level of sales forecast for each seismic data component and the discount rate used. Future sales are primarily forecast based on the historical trend of resale performance and any changes to these estimates could have an impact on the amount of an impairment. Additionally, the Company uses a risk adjusted rate of return to discount future cash flows to determine fair value. Changes to such discount rate can have an impact on the amount of an impairment. The following table shows the estimated impact on the impairments recorded in 2003 had the level of future sales or the discount rate been increased or decreased by the percentages shown, with all other factors remaining constant (in millions):

Increase (Decrease)
in Amount
of Impairment

Change in future revenue:
Increase by 10%	$(17.8)
Decrease by 10%	13.5

Change in discount rate:
Increase by 1%	2.8
Decrease by 1%	(2.9)

     In a portion of our seismic data library activities, we engage in certain non-monetary exchanges and record a data library asset for the seismic data acquired and recognize revenue on the transaction in accordance with our policy on revenue from data licenses. These transactions are valued at the fair value of the data received by us or licenses granted by us whichever is more readily determinable. In addition, in exchanges valued at $500,000 or more, we obtain third-party concurrence to support our estimate of the fair value of the transactions. Our estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between us and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

     Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management's estimates and assumptions change in the future, our future profitability may improve or decline significantly based on such changes.

SEASONALITY AND TIMING FACTORS

     Our results of operations fluctuate from quarter to quarter due to a number of factors. Our results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under our revenue recognition policy, revenue recognition from data licensing contracts is dependent, among other things, upon when the customer selects the data. As a result, our seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of our data licensing transactions provide for fees to us of under $500,000 per transaction, occasionally a single data license transaction from our library, including those resulting from the merger and acquisition of our oil and gas company customers, may be substantially larger. Such large license transactions or an unusually large number of, or reduction in, data selections by customers can materially impact our results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In our data creation activities, weather-related or other events outside our control may impact or delay surveys during any given quarter.

RESTATEMENT OF FINANCIAL STATEMENTS

     In February 2002, we reevaluated the application of Staff Accounting Bulletin No. 101, or SAB 101, to our core business of seismic data licensing and our revenue recognition policies under certain types of contracts for the creation of new seismic surveys. This process resulted in a determination that it was appropriate to change our revenue recognition policies for transactions for seismic data licensing and for certain data creation activities. As a result of this decision, we restated our results for the nine months ended September 30, 2001, and for the year ended December 31, 2000. The restatement had the impact of reducing previously reported revenue by $42.7 million and net income by $14.4 million for the nine months ended September 30, 2001 and by $25.5 million and $22.9 million, respectively, for the year ended December 31, 2000. The restatement had no effect on the amount or timing of cash received by us during those periods.

     Based upon SAB 101, effective January 1, 2000, we recognize revenue under seismic data licensing contracts when the customer has signed a contract, a licensing agreement is in place, specific data has been selected by and such data is available for delivery to the customer or the contract has expired without full selection having occurred and receipt of the license price is reasonably assured.

     With respect to contracts for the creation of new data, in 2000 and 2001, we entered into certain acquisition contracts under which both we and the customer jointly participated in the acquisition process. Consequently, we did not assume the sole risk of service throughout the acquisition process. We recognized revenue under these contracts consistent with our revenue recognition policies for acquisition contracts generally. Following a review, we determined that revenue previously recognized for amounts funded by customers should be used to reduce our recorded cost of creating the seismic data. We continue to have sole ownership of the newly created data. See Note A of our consolidated financial statements and the accompanying notes for a complete description of our revenue recognition accounting policies.

RESULTS OF OPERATIONS

Years Ended December 2003, 2002 and 2001

      The accompanying financial information and related discussions of financial condition and results of operations are based on the assumption that we will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 5, 2004. On March 18, 2004, the Bankruptcy Court confirmed the Plan. Under the Plan, all of the Company's outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any secured claims that are reinstated under the Plan. The Plan further provides that the Company will receive $75 million of new equity as a result of the exercise of the reorganized common stock purchase warrants and/or the sale of shares under the standby purchase agreement. Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds of not less than $180 million from our anticipated institutional offering of new senior unsecured notes, and (iii) available cash and equivalents of not less than $35 million. Certain conditions, as fully described in "Recent Developments - Conditions to Effectiveness and Consummation of the Plan" , are required for the Plan to become effective. The consolidated financial statements reflect the amounts as of December 31, 2003, which the Company believes will ultimately be paid to settle liabilities and contingencies that may be allowed in bankruptcy.

     The following table summarizes the components of our revenue for the three years ended December 31, 2003 (in thousands):

	2003	2002	2001

Acquisition revenue:
Cash underwriting	$35,577	$23,549	$25,778
Underwriting from non-monetary
exchanges	624	-	-
Licensing revenue:
New resales for cash	79,776	66,231	71,989
Non-monetary exchanges	10,630	13,551	57,045
Deferral of revenue	(51,421)	(38,366)	(89,764)
Selections of data	51,603	81,982	48,114
Solutions and other	4,676	2,848	2,076

Total revenue	$131,465	$149,795	$115,238

     Revenues decreased by $18.3 million or about 12% between 2002 and 2003 due principally to (1) reduced selections of data from contracts whose revenue was initially deferred, (2) lower revenues from non-monetary exchanges, and (3) higher deferrals relating to current cash sales and non-monetary exchanges. Partially offsetting these decreases were increased revenues from data acquisition due to a more active program to add new onshore data to the library, increased cash resales from our data library and increased Solutions revenue reflecting the capture of reproduction and delivery activity previously outsourced to third parties. The increase in cash resales is directly attributable to a significant decrease in first quarter 2002 cash licensing sales which were negatively impacted by lower than expected energy commodity prices, which in turn, led to an overall slowdown in spending on certain oil and gas activities, including seismic data.

     The increase in revenue in 2002 as compared with 2001 is due primarily to (1) increased selections of data related to contracts on which revenue was initially deferred and (2) decreased deferrals in 2002 compared with the prior period. The net increases in reported revenues from year to year as a result of the change in selections and deferrals was $85.3 million. This was partially offset by a $43.5 million decrease in the amount of non-monetary exchanges completed in 2002 compared with the prior year. The increased selections in 2002 reflect the high rate of deferrals in the preceding year and the subsequent selection by clients in 2002 of the specific data to license. Additionally, we believe our clients accelerated selections during 2002 as a result of our financial condition in 2002. The decrease in deferrals corresponds to a reduction in non-monetary exchanges completed during 2002 compared with 2001. The reduction in non-monetary exchanges compared with 2001 is principally related to a reduction in both the number and size of transactions during 2002 compared with the prior year. In 2002, 13 exchanges were completed compared with 38 such transactions in the prior year. In 2002, the three largest exchanges accounted for $9.1 million of revenue whereas in 2001 the three largest exchanges accounted for $20.6 million. Cash transactions related to data acquisition and cash licensing sales declined by a total of $8.0 million in 2002 compared with 2001. This decline was related to the first quarter of 2002 when cash licensing sales were $4.2 million and were lower than in any quarterly period since 1993. Cash licensing rebounded in the second, third and fourth quarters of 2002 and averaged approximately $20 million per quarter during that period.

     At December 31, 2003, we had a deferred revenue balance of $58,876,000, of which $17,719,000 resulted from non-monetary exchanges through which we received ownership of seismic data in lieu of cash. The total deferred revenue at December 31, 2003, consists of: $29,704,000 deferred revenue on contracts entered into prior to 2003 and $29,172,000 on contracts entered into during 2003. The deferred revenue will be recognized when selection of specific data is made by the customer or upon expiration of the data licensing contracts, whichever occurs first. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period, although some revenue may be recognized earlier if selection occurs earlier (in thousands):

2004......................	$39,343,000
2005......................	15,240,000
2006......................	2,743,000
2007......................	120,000

     The remaining approximately $1,430,000 does not have contractual expiration dates and is expected to be spread throughout the above periods depending upon the customers' needs.

     Data bank amortization amounted to $76,594,000, $123,984,000 and $48,216,000 for 2003, 2002 and 2001, respectively. As a percentage of revenue from licensing seismic data, seismic data library amortization was 60%, 84% and 43% for 2003, 2002 and 2001, respectively. The decrease in the percentage amortization rate in 2003 was primarily due to less straight-line amortization in 2003 as compared to 2002. In 2003, straight-line amortization totaled $19.8 million or 16% of licensing revenue and was lower than that recorded in 2002 primarily as a result of the straight-line amortization recorded on the revision in the useful life that occurred in 2002. The increase in the percentage amortization rate in 2002 compared with prior periods was primarily due to the adoption of the greater of income forecast or straight-line amortization policy effective January 1, 2002. The amount of straight-line amortization recorded in 2002 totaled $63.0 million or 43% of licensing revenue, of which $45.7 million was a result of the revision in the estimated useful life of the data used in the straight-line calculation effective October 1, 2002. The actual rate of amortization, as a percentage of seismic revenue fluctuates and depends on the location of specific seismic surveys licensed and selected by our customers during any period. We assign a specific amortization rate to each separately identified component of our seismic data library based on our estimate of future sales from such component. The amortization rates vary by component and, effective January 1, 2004, range from a low of 47% to a high of 100% with a weighted average rate of 56% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased.

     Depreciation expense was $6,044,000, $5,872,000 and $1,232,000 during 2003, 2002 and 2001, respectively. The increase between 2001 and 2002 was primarily due to the opening of the warehouse facilities in Houston and Calgary in early 2002.

     During 2003, we recorded $30.0 million in non-cash impairment charges with respect to certain of our seismic data library components. Based on industry conditions and the recent level of cash sales for certain of our library components, we revised our estimate of future cash flows for such components. As a result, we determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such components, and accordingly, recorded impairments based on the fair value of such library components by discounting their estimated future cash flows. Declining industry conditions or decreases in cash resales could result in additional impairment charges in future periods.

     During 2002, we recorded non-cash impairment charges totaling $83.0 million. These impairment charges related to certain of our data in the offshore Gulf of Mexico, North America and international areas outside North America. Based on its most recent estimate of future cash flows from such areas, management determined that such future cash flows would not be sufficient to recover the carrying value of such data. As a result, we estimated the fair value of such components by discounting the estimated future net cash flows of the data. The resulting difference between the estimated fair value and the carrying value was recorded as impairment losses during the second and fourth quarters of 2002.

     Selling, general and administrative expenses ("SG&A") were $29,678,000 in 2003, $71,732,000 in 2002 and $34,805,000 in 2001. The lower SG&A expenses in 2003 compared with 2002 reflects a decrease in personnel and other costs resulting from cost reduction measures implemented in the last half of 2002, including reductions in work force, relocation of our headquarters, reduction of space in our Calgary operations, overhaul of our compensation structure and the imposition of strict controls on spending of all types. As a percentage of total revenue, selling, general and administrative expenses were 23% in 2003, 48% in 2002 and 30% in 2001.

     The 2003 SG&A expenses include (1) $6.4 million of legal and professional fees related to restructuring efforts incurred prior to the Chapter 11 filing and legal fees associated with various parties, which include former executive officers, (2) $1.1 million related to settlement of certain litigation, primarily the class action lawsuit, (3) $1.0 million related to pre-petition claims management believes are probable of settlement in connection with the plan of reorganization and (4) $0.7 million related to acceleration of the lease of a jet aircraft. These amounts are offset partially by $4.1 million of foreign currency gains related to the strengthening of the Canadian dollar for U.S. denominated transactions of our Canadian subsidiaries. Additionally, in 2003, we recorded a reduction of $2.8 million in liabilities as a result of certain litigation being settled for amounts less than that previously estimated and recorded.

     The increase of $36.9 million in 2002 compared with 2001 is composed principally of the following: (1) $9.9 million of legal and professional fees for ongoing financial restructuring efforts and litigation with various parties, which include former executive officers; (2) $8.9 million related to allowances for collection of advances and notes receivable from former executive officers; (3) $5.8 million related to litigation accruals with former executives; (4) $1.3 million in bonus and severance compensation paid to one of our former executive officers; (5) $1.5 million related to the acceleration of the lease of a jet aircraft; (6) $1.4 million in allowances for doubtful accounts, more than half of which is related to notes receivable from former executive officers; (7) $2.5 million for increased commissions related to the higher level of revenue; (8) $1.7 million due to expensing certain internal costs of new data acquisition in 2002 whereas such costs were capitalized in 2001; (9)$1.1 million of consulting fees, primarily associated with Solutions' business; (10) $0.8 million of costs incurred in connection with the restatement of our financial statements; and (11) $0.8 million of increased premiums for casualty, property, health and other insurance coverage.

     Interest expense was $20,526,000 in 2003, $21,248,000 in 2002 and $14,245,000 in 2001. The increase in interest expense from 2001 to 2002 was primarily due to an increase in interest expense related to the senior unsecured notes issued in October and December 2001, a decrease in the amount of interest capitalized as a result of the sale of our oil and gas assets and an increase resulting from new capital leases entered into during 2002. Such increases were partially offset by a decrease in interest expense related to our revolving line of credit, as no balances were outstanding during 2002.

     During the second quarter of 2003, we negotiated the settlement of certain liabilities for less than the amounts previously recorded in the financial statements resulting in a gain of $681,000 for 2003.

     During 2002, we sold certain marketable securities for cash proceeds of $2,490,000. As a result, a loss on the sale of these marketable securities of $332,000 is reflected in the consolidated statement of operations for the year ended December 31, 2002.

     During 2003, we incurred expenses associated with reorganization totaling $5,984,000. Reorganization items are expense or income items that are incurred or realized by Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they are not paying their pre-petition liabilities. For the year ended December 31, 2003, reorganization items were as follows (in thousands):

Professional Fees	$5,074
Interest Income	(32)
Provision for rejected executory contract	250
Other	692

Total	$5,984

     In 2003, we recorded income tax expense totaling $2,199,000 of which $711,000 related to U.S. income tax expense and $1,488,000 related to Canadian tax expense. As a result of our recording a loss for 2003, along with the Chapter 11 filing and the fact that there exists substantial doubt about our ability to continue to recover assets and satisfy liabilities in the normal course of business, our income tax benefit is limited to the amount of tax that can be carried back to prior years. The remaining U.S. tax benefit was offset by a valuation allowance since such benefit is not assured of realization. We anticipate filing our U.S. tax return for 2003 and claiming a refund of approximately $9.9 million as a result of the carryback. The Canadian tax expense relates to earnings on certain Canadian subsidiaries. Our effective income tax rate from continuing operations was 6.0%, 11.7% (benefit) and 41.3% for 2003, 2002 and 2001, respectively. Our effective tax rate for these years differed from the amounts that result from applying the U.S. Federal income tax rate of 35% due principally to the effect of foreign taxes, non-deductible expenses and, in 2003 and 2002, valuation allowances.

Discontinued Operations

     In June 2002, our board of directors unanimously adopted a plan to dispose of our oil and gas operations by sale. In 2002, we sold substantially all of our oil and gas assets and recorded charges totaling $58.9 million to reduce the carrying value of such assets to their estimated realizable value. During 2003, the Company revised its estimate of the fair value of its remaining oil and gas properties and increased its estimate of fair value by $985,000.

     Revenue from the discontinued operations was $328,000, $7,768,000 and $21,091,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Pre-tax income (losses) from the discontinued operations were $1,139,000, $(62,709,000) and $(37,805,000) for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in revenue between 2003 and 2002 was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in the pre-tax income (loss) from the discontinued operations between 2003 and 2002 was primarily due to the loss on the sale of the assets recorded in the 2002 periods. The decrease in revenue between 2002 and 2001 was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in the pre-tax loss from the discontinued operations between 2002 and 2001 was primarily due to impairments of oil and gas properties of $58,947,000 recorded in 2002 compared to impairments of $40,433,000 in 2001.

Liquidity and Capital Resources

     As of March 25, 2004, we had approximately $49.7 million in consolidated cash, cash equivalents and short-term investments. In addition, we have in place and approved by the bankruptcy court, a debtor-in-possession financing facility for up to $20 million. Advances under the facility are available pursuant to a formula based on the carrying value of certain accounts receivable and components of the seismic data library. If an advance is made under this facility, the first such advance must be in an amount not less than, and must be used to retire our term loan presently outstanding in the amount of, $5.4 million and secured by certain seismic data. The debtor-in-possession facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries. At March 25, 2004, there was no outstanding balance under this facility and there was $19.3 million of availability. For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

     Operating Activities. Cash flows provided by operating activities from continuing operations were $80,314,000, $21,716,000 and $30,767,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The significant increase from 2002 to 2003 was primarily due to the receipt of a Federal income tax refund of $17.4 million, non-payment of interest expense on the Debtors' debt due to the bankruptcy proceedings, and increased cash license sales during 2003. The decrease from 2001 to 2002 was primarily due to an increase in amounts paid for interest expense and legal and professional fees partially offset by a decrease in Federal income taxes paid. Absent any adverse factors outside our control such as a significant decrease in oil and gas prices or a decline in availability of capital for our customers, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2004 if we are successful in completing all of the financing transactions contemplated by the Plan. See "Financing Activities" below.

     Investing Activities. Cash flows used by investing activities from continuing operations was $48,668,000, $49,358,000 and $79,565,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Cash expenditures for seismic data were $52,106,000, $40,986,000 and $71,922,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Our capital budget for 2004 is presently estimated to be $85 million, substantially all of which is allocated for additions to our seismic data library. Of the amount budgeted, approximately $56.3 million of these additions will come from data acquisition projects for which we anticipate receiving approximately $36.9 million in cash underwriting and $1.8 million in non-monetary exchanges. In addition, the budget anticipates potential cash data purchases of approximately $12 million, and the execution of approximately $14 million in non-monetary exchanges. In addition to the above described seismic data library additions, we plan to spend approximately $2.7 million on other property and equipment. Assuming the capital budget is executed as planned, it would require approximately $34.1 million to be funded from operating cash flow. As of March 25, 2004, we had capital expenditure commitments related to data acquisition projects of approximately $43.2 million of which approximately $29.9 million of cash underwriting has been obtained.

     We also have operating lease and facility rental obligations. Payments due for the year ending December 31, 2004 are approximately $1.0 million.

     Financing Activities. Cash flows provided by (used in) financing activities were $(5,646,000), $(2,630,000) and $61,255,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2003 payments on term loans and capital leases equaled $5.8 million and were offset by payments received on notes receivable from officers and employees of approximately $1.1 million.

     As of December 31, 2003, we had approximately $272.3 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):
		Payments due by period

					2007 and
Contractual cash obligations	Total	2004	2005	2006	thereafter

Debt obligations (1)	$260,863	$260,448	$37	$38	$340
Capital lease obligations	6,571	1,476	2,434	34	2,627
Operating lease obligations	4,910	1,001	963	679	2,267

Total contractual cash obligations	$272,344	$262,925	$3,434	$751	$5,234

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is not in compliance with certain of the covenants related to this debt and the holders of $255 million of such debt have accelerated the maturity thereof. Pursuant to the Company's Plan of Reorganization, $260.4 million of this debt will be paid in full in 2004; therefore, the maturities have been reflected as due in 2004.

     Under the Plan, the rights of and ultimate payments related to certain of these contractual obligations may be substantially altered. Please see "Recent Developments - Treatment of Pre-Petition Claims" for a discussion concerning the treatment of such obligations under the Plan.

     We have outstanding senior unsecured notes totaling $255 million that were issued in various series from December 1995 through December 2001. The senior unsecured notes bear interest at rates ranging from 7.04% to 7.48% and have maturity dates ranging from June 2003 to October 2011. As a result of the non-payment of interest thereon, our Chapter 11 filing and the restatement of our financial statements prior to January 1, 2002, among other factors, we are currently in default on the senior unsecured notes. The principal balance outstanding on the senior unsecured notes was $255 million at March 25, 2004. No principal or interest payments have been made on the senior unsecured notes since May 2, 2003.

     On August 28, 2001, our wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan for the purchase of certain seismic data, some of which data secures the debt. We are not in compliance with payment terms or covenants of this term loan. At March 25, 2004, the term loan had an outstanding principal balance of approximately $5.4 million and a maturity date of October 1, 2004, when a balloon payment of $2.5 million is due. No principal or interest payments have been made on this loan since we filed voluntary petitions under Chapter 11 on July 21, 2003.

     On March 18, 2004, the Bankruptcy Court confirmed the Plan, under which all of our pre-petition creditors, including the senior unsecured notes and term loan discussed above, will be paid in full, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any secured claims that are reinstated under the Plan. We have estimated that the total amount of pre-petition claims, administrative costs and other fees and expenses related to the Plan is $303.0 million. Please see "Recent Developments - Treatment of Pre-Petition Claims" for a discussion of the treatment of our pre-petition creditors.

     The Plan will be funded from (1) the net proceeds to us from the exercise of Stockholder Warrants, the purchase of shares of reorganized common stock under the standby purchase agreements, or any combination thereof, (2) the net proceeds from our anticipated institutional private placement of new senior unsecured notes resulting in net proceeds to us of not less than $180 million, (3) available cash and cash equivalents of not less than $35 million and, if necessary, (4) available borrowings under our anticipated new revolving credit facility providing a revolving loan commitment, subject to borrowing base sublimits, of not less than $25 million. Summarized as follows, are the sources and uses of funds expected as of April 30, 2004 related to the Plan, assuming the aggregate principal amount of new senior notes totals $190 million (in millions):

Sources and Uses of Funds

($ in millions)

Sources		Uses
Cash Required1	$38.0	Outstanding Senior Unsecured Notes	$255.0
High Yield Issue	190.0	Accrued Interest on Senior Unsecured Notes 3	18.5
New Equity Issue to be Raised 2	75.0	Other Secured & Unsecured Claims 4	11.3
		Administrative Costs	10.1
		Fees & Other Expenses 5	8.1

Total Sources	$303.0	Total Uses	$303.0

1.	The Plan requires that we have at least $35 million in cash at the effective date.
2.	$75.0 million warrant offering to existing shareholders; guaranteed by Mellon HBV.
3.	Includes interest accrued on outstanding senior unsecured notes through April 30, 2004.
4.	Includes $5.6 million of secured claims, $5.2 million of unsecured claims and $0.5 million of priority claims.
5.	Includes high yield issuance fees, fees related to rights offering, and legal and other fees; does not include fees related to escrow account or letter of credit.

     Our principal sources of funds in 2004 after the consummation and effectiveness of the Plan are expected to be operating revenues, cash and cash equivalents on hand, and funds available for borrowing under the new revolving credit facility. Our principal uses of funds are expected to be the payment of operating expenses, interest expense as a result of the implementation of the Plan, and capital expenditures as described above in "Investing Activities". We expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the new revolving credit facility will be sufficient to enable us to cover our operating expenses, interest expense on new indebtedness, and the cash requirements in connection with our investments in seismic data. However, there can be no assurance that such funds will be sufficient to meet our cash requirements on a consolidated basis. If our anticipated level of revenue is not achieved because of decreased demand for our seismic data or weakness in the overall market for oil and gas exploration, the current sources of funds may be insufficient to meet our cash requirements.

Other Debt

     On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd., entered into a new revolving credit facility. The facility allows it to borrow up to $5 million (Canadian dollars), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other United States subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $57,969,000 (Canadian dollars) at February 29, 2004) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian dollars), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. As of March 25, 2004, no amounts were outstanding on this revolving line of credit and $5 million (Canadian dollars) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

     During 2001 and 2002, we entered into capital leases for the purchase of computer and data center furniture and equipment. The lease agreement originally was for a term of approximately two years. On February 18, 2003, we and the lessor entered into a restructuring of this lease effective as of January 1, 2003. Under the restructured obligation, on February 18, 2003, we made a one time payment of $1,580,000, plus applicable taxes, in consideration of past due lease payments and agreed to make 33 additional monthly payments of principal and interest of $165,000, plus applicable taxes. At the conclusion of the lease, we may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. The outstanding balance on the capital lease as of March 25, 2004 was $3,571,000. We assumed the lease pursuant to an order of the bankruptcy court dated December 29, 2003.

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

     In connection with the settlement of certain litigation, we entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic Seismic, Ltd. The outstanding balance on this note as of March 25, 2004 was $441,000. Since the date we filed our voluntary Chapter 11 petition with the bankruptcy court, Olympic Seismic, Ltd. has made the monthly payments on this note. Under the Plan, the note will be assumed by Seitel.

     Under the terms of a separation agreement with a former officer of Seitel, we have guaranteed a bank loan with an outstanding balance of $193,000 as of March 25, 2004. The balance is due in annual installments of $60,000 with a maturity date of November 13, 2006.

     Deferred Taxes. We have not paid Federal income taxes in the last two years. As of December 31, 2003, we had a net deferred tax liability of approximately $1.9 million, net of a valuation allowance of $0.5 million, all of which related to our Canadian subsidiaries. In the U.S., we had a net deferred tax asset of $65.5 million, all of which was fully offset by a valuation allowance. We anticipate receiving a refund of Federal income tax of approximately $9.9 million related to the carryback of our expected taxable loss for the year ended December 31, 2003. Following the implementation of the Plan, any remaining tax credit carry forwards and certain other of our tax attributes applicable to periods prior to the effective date of the Plan (collectively, "pre-change losses") may be subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the change in ownership of Seitel. Under Section 382, if a corporation undergoes an "ownership change" and the corporation does not qualify for (or elects out of) under Section 382(l)(5)(H), the amount of its pre-change losses that may be utilized to offset future taxable income is subject to an annual limitation. The amount of the annual limitation is generally based on the value of the company immediately before the ownership change multiplied by a percentage rate published by the Internal Revenue Service. Such limitation also may apply to certain losses or deductions that are "built-in" (i.e., economically accrued but not recognized) as of the date of the ownership change and that are subsequently recognized during the five year period beginning with the date of the ownership change.

     Off-Balance Sheet Transactions. Other than operating leases, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

     During 2003, capital expenditures for seismic data and other property and equipment amounted to $60.1 million and $1.1 million, respectively. Of the $60.1 million of seismic data additions in 2003, $45.3 million were cash additions, $13.0 million were for non-monetary exchanges and $1.8 million were other non-cash additions. These capital expenditures, as well as taxes, interest expense, cost of sales and general and administrative expenses, were funded by operations and current cash balances.

     Our capital budget for 2004 is presently estimated to be $85 million, substantially all of which is allocated for additions to our seismic data library. Of the amount budgeted, approximately $56.3 million of these additions will come from data acquisition projects for which we anticipate receiving approximately $36.9 million in cash underwriting and $1.8 million in non-monetary exchanges. In addition, the budget anticipates potential cash data purchases of approximately $12 million, and the execution of approximately $14 million in non-monetary exchanges. In addition to the above described seismic data library additions, we plan to spend approximately $2.7 million on other property and equipment. Assuming the capital budget is executed as planned, it would require approximately $34.1 million to be funded from operating cash flow. As of March 25, 2004, we had capital expenditure commitments related to data acquisition projects of approximately $43.2 million of which approximately $29.9 million of cash underwriting has been obtained.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted this standard on January 1, 2003. The adoption of this standard did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities." This Statement requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rules changed the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. We adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on our financial statements.

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for 2002. The adoption of FIN 45 on January 1, 2003 did not have a material effect on our results of operations or balance sheet.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results.

     In January 2003, the FASB released its Interpretation No. 46, (Revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. These provisions apply immediately to variable interests in VIEs created after January 31, 2003, and to variable interest in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. We do not and do not expect to own any interest in a VIE or special purpose entities; therefore, the release of FIN 46 does not have any effect on our financial position or results of operations.

Risk Factors

If our Plan is not consummated as currently anticipated, we may continue to be involved in bankruptcy proceedings and litigation.

     Although the bankruptcy court has confirmed the Plan, and it is anticipated that the effective date of the Plan will be in late April or early May 2004 or as soon as practicable thereafter, there can be no assurance that the transactions, which are conditions to the Plan becoming effective, will be consummated on or prior to July 31, 2004 as provided for in the Plan or that we will emerge from our reorganization proceedings as contemplated under the Plan. In such case, the Chapter 11 proceedings may be continued or parties may have remedies in other courts, which they may seek to exercise. We are in the process of negotiating the terms of the debt instruments under both the revolving credit facility and the institutional private placement of new senior unsecured notes contemplated under the Plan. The net proceeds from these transactions are intended to provide the necessary funding for the required distributions under the Plan. If these transactions are not consummated as provided for under the Plan, we will not satisfy the conditions precedent to the effectiveness of the Plan. Separate from the conditions to the effectiveness of the Plan are additional conditions to Mellon HBV's obligation under the standby funding commitment and, thus, to the ultimate consummation of the Plan. Prior to Mellon HBV entering into the Standby Purchase Agreement and fulfilling its purchase obligations as provided for under the standby purchase commitment and the Plan, there are a number of conditions we must satisfy. As with the conditions to the effectiveness of the Plan, there can be no assurance that the conditions to Mellon HBV fulfilling its purchase obligations will be met or that Mellon HBV would waive the conditions if they were not met.

We do not intend at this time to apply to list our reorganized common stock or the Stockholder Warrants on any national securities exchange or U.S. inter-dealer quotation system. Our reorganized common stock and the Stockholder Warrants may trade infrequently and at unpredictable levels in the over-the-counter market resulting in a potential lack of liquidity of your stock.

     Our common stock is currently traded on the OTC Bulletin Board. We do not intend at this time to seek to apply to list our reorganized common stock or the Stockholder Warrants, to be issued pursuant to the plan, on any national securities exchange or to include our reorganized common stock in any U.S. inter-dealer quotation system of a registered national securities association (e.g. NASDAQ). Our common stock presently is traded in the over-the-counter market on the OTC Bulletin Board (our principal securities market) and on the Toronto Stock Exchange and, prior to its delisting on March 17, 2003, our common stock traded on the New York Stock Exchange, Inc. Although our common stock presently trades on the OTC Bulletin Board, the ability to publicly trade our reorganized common stock or the Stockholder Warrants, to be issued pursuant to the plan, on the OTC Bulletin Board is entirely dependent upon registered broker-dealers reapplying to the OTC Bulletin Board to initiate quotation of such securities. We intend to promptly notify our current market makers to request them to reapply to OTC Bulletin Board to initiate quotations in our reorganized common stock as of the effective date of the Plan. If the reapplication is not approved for any reason, our reorganized common stock will trade in the over-the-counter market unless and until OTC Bulletin Board trading is initiated, which could further adversely affect the liquidity and availability of price quotations for our reorganized common stock.

On the effective date of the Plan, Mellon HBV, one of the Standby Purchasers who owns approximately 9.28% of our common stock, may acquire a substantial number of additional shares of reorganized common stock, which would give it the ability to materially influence both the election of directors and major corporate decisions.

     Mellon HBV and its affiliates have represented to us that they beneficially own 2,356,132 shares of our common stock, representing approximately 9.28% of such shares. Under the standby purchase agreements, the Standby Purchasers will purchase from us no later than 40 days from the effective date of the Registration Statement, up to 125,000,000 shares of reorganized common stock (representing the maximum number of shares subject to the Stockholder Warrants) not purchased upon the exercise of the Stockholder Warrants, at a maximum aggregate purchase price of $75 million. Mellon HBV has agreed to purchase all shares of our reorganized common stock required to be purchased under the standby purchase agreements to the extent any other Standby Purchasers breach their purchase obligations thereunder. Accordingly, under the Standby Purchase Agreement, Mellon HBV may acquire a substantial number of shares of reorganized common stock in addition to the shares it would acquire and have the right to acquire in its capacity as a stockholder of our company, which would give it the ability to influence both the election of directors and other major corporate decisions and transactions on which all stockholders are entitled to vote.

     On the effective date of the Plan, Mellon HBV and its affiliates, as stockholders of Seitel, would receive 9.28% of the outstanding shares of reorganized common stock and Stockholder Warrants that would enable them to retain such percentage ownership, subject to reduction from any exercise of warrants to be issued to the Standby Purchasers as compensation for their standby purchase agreements and the issuance of up to an additional 5% of our fully diluted shares of reorganized common stock reserved for issuance under our 2004 omnibus stock option plan. In addition, under the Standby Purchase Agreement, if none of the Stockholder Warrants held by stockholders other than Mellon HBV are exercised before they expire and the other Standby Purchasers breach their obligations under their respective subscription agreements, Mellon HBV would be required to purchase an additional 75.4% of the outstanding shares of reorganized common stock, without giving effect to the exercise of the Standby Purchaser warrants or the issuance of shares of recognized common stock reserved for issuance under our 2004 omnibus stock option plan. Also, if the other Standby Purchasers breached their obligations under their respective subscription agreements, Mellon HBV, as the only Standby Purchaser, would receive warrants to purchase up to an additional 9.10% of the outstanding shares of reorganized common stock on a fully diluted basis, without giving effect to the issuance of shares of reorganized common stock reserved for issuance under our 2004 omnibus stock option plan, as consideration for the Standby Purchase Agreement. Accordingly, on the Guaranty Performance Date, Mellon HBV may beneficially own or have the right to acquire up to approximately 86.1% of the outstanding shares of reorganized common stock, assuming that no shares are purchased through the exercise of Stockholder Warrants, and that Mellon HBV is the sole obligor under the Standby Purchase Agreement.

     In addition, under the terms of the Standby Purchase Agreement and the Plan, Mellon HBV will have designated two of seven members of the Company's initial staggered board of directors, one of whom will have an initial term of three years and the other of whom will have an initial term of two years. A third director, who will have an initial term of one year, will be selected by mutual agreement of Mellon HBV, the Official Equity Committee and the Company's chairman of the board. Accordingly, irrespective of the number of shares that Mellon HBV or the other Standby Purchasers may actually own, Mellon HBV's two initial board designees will be entitled to serve their full terms. Also, based upon its share ownership upon the effective date of the Registration Statement, and assuming no change in its ownership, Mellon HBV or the other Standby Purchasers may have the effective ability to elect nominees to the board of directors of any class because Delaware law provides that directors are elected by a plurality of the votes cast, and our amended and restated certificate of incorporation permits cumulative voting in the election of directors.

Certain features of our governing documents from and after the effective date of the Plan may have anti-takeover effects that could discourage or prevent a change in control of the Company, which could cause the market price of our reorganized common stock to decline and remain at lower price levels than might otherwise prevail.

     Some of the provisions of the amended and restated certificate of incorporation and amended and restated bylaws of Seitel, which will be adopted and become effective on the effective date of the Plan, may have the effect of maintaining in office the board of directors and management in office on the effective date of the Plan and may make it more difficult and time consuming for stockholders or third parties to influence management and our policies or affairs of Seitel, and may discourage, delay or prevent a transaction involving a change-in-control of Seitel offering a premium over the current market price of our reorganized common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect new or replacement directors and to cause us to take extraordinary corporate actions.

     Our amended and restated certificate of incorporation will contain provisions establishing a classified board of directors with staggered three-year terms and authorizing the board of directors to issue one or more series of preferred stock without stockholder approval, which preferred stock could have voting and conversion rights that adversely affect the voting power of the holders of reorganized common stock and dividend or liquidation rights superior to those of reorganized common stock. In addition, Section 203 of the Delaware General Corporation Law prohibits a corporation from engaging in mergers or certain other "business combinations" with an interested stockholder for a period of three years following the time that such interested stockholder becomes an interested stockholder, unless certain conditions are satisfied. Under Section 203, a person who acquires 15% or more of the outstanding voting stock of a Delaware corporation is an "interested stockholder." Although we have "opted out" of the anti-takeover protection of Section 203 of the Delaware General Corporation Law in our amended and restated certificate of incorporation, we will continue to be subject to Section 203 for a period of 12 months after the effective date of the Plan.

     In addition, our amended and restated bylaws will contain provisions establishing advance notice and disclosure procedures that stockholders must follow to bring matters before a meeting of stockholders or to nominate directors for election to our board of directors. They will also provide that the written request of stockholders holding not less than 10% of all votes entitled to be cast on an issue is required for stockholders to call special meetings of stockholders.

     The existence of these provisions in our amended and restated certificate of incorporation and amended and restated bylaws might hinder or delay an attempted takeover other than through negotiations with our then current board. As a result, we may be less likely to receive unsolicited acquisition and other proposals that some stockholders might consider beneficial. These anti-takeover effects may have a depressive effect on the market price of our reorganized common stock or cause it to decline.

On the effective date of the Plan, our amended and restated certificate of incorporation will provide for a classified board of directors consisting of three classes, with each class of directors serving a staggered term, the first term to expire at our 2005 annual meeting of stockholders.

     On the effective date of the Plan, our board of directors will be composed of seven directors divided into three classes, with each class of directors serving a staggered, three-year term. The initial term of the three Class I directors will expire at the 2007 annual meeting of stockholders. The initial term of the three Class II directors will expire at the 2006 annual meeting of stockholders and the initial term of the one Class III director will expire at the 2005 annual meeting of stockholders. Accordingly, the Company does not intend to hold an annual meeting of stockholders until the second fiscal quarter of 2005 when the term of the Class III director expires.

Failure to comply with the SEC's final judgment of permanent injunction entered on consent against us could adversely affect our business, and could subject us to further SEC investigations, enforcement action, criminal prosecution and significant penalties.

     We were the subject of a formal investigation by the SEC's Division of Enforcement. We cooperated fully with the SEC during the course of its investigation, and reached a consensual resolution of the SEC's civil complaint resulting in its consent to a final judgment of permanent injunction (the "SEC Injunction") being entered on June 16, 2003 in the United States District Court for the Southern District of Texas, Houston Division. The agreement for the entry of the SEC injunction was without admitting or denying the allegations in the SEC's complaint, which had alleged violations of the reporting, books and records, internal controls and proxy statement provisions of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and rules and regulations adopted under the Exchange Act. Our chief executive officer and chief financial officer at the time of the events giving rise to the SEC's complaint have been replaced.

     The SEC Injunction, by its terms, permanently restrains and enjoins us from, among other things: (1) filing with the SEC any annual report under the Exchange Act that contains any untrue statement of a material fact, which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or that omits to disclose any information required to be disclosed, (2) failing to make and keep accurate books, records and accounts, (3) failing to devise and maintain an adequate system of internal accounting controls and procedures, or (4) soliciting any proxy or consent or authorization in respect of any security registered under Section 12 of the Exchange Act in contravention of the SEC's proxy rules, or making any solicitation by means of any proxy statement, form of proxy, notice of meeting or other communication subject to the SEC's proxy rules which, at the time and in the light of the circumstances under which it is made, is false or misleading with respect to any material fact, or which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading.

     If we fail to comply with any of the provisions of the SEC Injunction, such failure could adversely affect us, and the market price of reorganized common stock could significantly decline.

Limitations on our ability to utilize net operating losses and other tax benefits may result in future net operating income being taxable income.

     Depending on the number of shares of reorganized common stock owned by the Standby Purchasers following the Guaranty Performance Date, there may be an ownership change of the Company for federal income tax purposes. Following the implementation of the Plan, any of our remaining net operating loss and tax credit carry forwards and certain other tax attributes applicable to periods prior to the effective date of the Plan (collectively, "pre-change losses") may be subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of a change in ownership of the Company. We do not anticipate that we will have any net operating loss carry forwards. Under Section 382, if a corporation undergoes an "ownership change" and the corporation does not qualify for or elects out under Section 382(l)(5)(H), the amount of its pre-change losses that may be utilized to offset future taxable income is subject to an annual limitation. Such limitation also may apply to certain losses or deductions that are "built-in" (i.e., economically accrued but not recognized) as of the date of the ownership change and that are subsequently recognized during the five year period beginning with the date of the ownership change. We anticipate that we will have built-in losses or deductions that may be subject to the limitation.

Our Chapter 11 reorganization proceedings may have created a negative image of us and may negatively impact our future business.

     The effect, if any, that consummation of the Plan may have on our operations cannot be accurately predicted or quantified. A significant loss of customers or agreements with contractors would have a material adverse effect on our financial condition, results of operations, cash flows or prospects.

We will have to generate substantial operating cash flow to meet our obligations under our new revolving credit facility and new senior notes.

     We will have a significant amount of indebtedness as a result of new debt incurred in connection with the Plan, existing debt of our Canadian subsidiaries and certain capital leases. On the effective date of the Plan, we will have completed the private placement of new senior unsecured notes to certain institutional investors resulting in net proceeds to us of not less than $180 million, which we intend to use to partially fund payments to creditors under the Plan. In addition, on the effective date of the Plan, we will have obtained a new revolving credit facility providing a maximum revolving loan commitment, subject to borrowing base, of $30 million, although the condition to the effectiveness of the Plan is to obtain a revolving loan commitment, subject to borrowing base, of not less than $25 million. Borrowings under this new revolving credit facility not used to fund payments to creditors under the Plan will be used from time to time to fund our working capital needs. Accordingly, our annual debt service requirements will be material, and the payments required to meet our debt service requirements will not be available for working capital or to make investments in the future growth of our business.

     Our ability to make required payments under our new revolving credit facility and our new senior notes, incur additional indebtedness, and continue to comply with our loan covenants will depend primarily on our success in generating substantial operating cash flow. Our ability to generate substantial operating cash flow sufficient to meet our obligations under this indebtedness will be dependent upon the future performance of the Company, which, in turn, will be subject to general economic conditions and to financial, competitive, business and other factors, including factors beyond our control. Unexpected declines in our future business, increases in interest rates or an inability to borrow additional funds for our operations, if and when required, could impair our ability to meet our debt service obligations and, therefore, have a material adverse effect on our business and future prospects. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under the new revolving credit facility and under the new senior notes, which could have a material adverse effect on our liquidity and our ability to conduct our business.

Covenants to be contained in our new revolving credit facility and our new senior notes may significantly impact our future operations.

     Our high level of indebtedness will have several important effects on our future operations, including: (1) requiring us to devote a substantial portion of our cash flow from operations to pay interest on our indebtedness and not for other uses, such as funding working capital or capital expenditures, (2) limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes, (3) causing us to be more vulnerable in the event of a downturn in our business and (4) limiting our flexibility to plan for, or react to, changes in our business and the industry in which we operate.

     Our new revolving credit facility may contain covenants requiring us to maintain certain amounts of unrestricted cash, achieve specified operating results, and restrict, among other things, the amount of our capital expenditures, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets, merge or consolidate. Additionally, our new senior notes may contain covenants that among other things, limit our ability to incur additional indebtedness, merge, consolidate or sell all or substantially all of our assets, and grant security interests or liens on our assets. Borrowings under the new revolving credit facility will be secured by granting a lien on substantially all of our U.S. tangible and intangible assets and in the issued and outstanding capital stock of certain of our material U.S. subsidiaries. A default under the new revolving credit facility could adversely affect our ability to enter into other business transactions and our rights under our other commercial agreements.

Our business could be adversely affected by low exploration and development spending by oil and gas companies and by low oil and gas prices.

     Our business depends upon exploration and development spending by oil and gas companies. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices and the companies' own short term and strategic plans. These capital expenditures may also be affected by worldwide economic conditions. Low oil and gas prices could result in decreased exploration and development spending by oil and gas companies, which could affect our seismic data business. Any future decline in oil and gas prices or sustained periods of reduced capital expenditures by oil and gas companies could result in an adverse effect on our results of operations and cash flow.

A downturn in the availability of private equity could have a negative impact on the ability of our customers to raise capital necessary to purchase our seismic data which, in turn, could have a material adverse effect on our business.

     Many of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private equity capital to fund their exploration, production, development and field management activities. A significant downturn in the availability of private equity capital could have a material adverse impact on the ability of such companies to obtain funding necessary to purchase our seismic data which, in turn, could have a material adverse effect on our business.

We invest significant amounts of money in acquiring and processing seismic data for our data library with only partial underwriting of the costs by customers.

     We invest significant amounts of money in acquiring and processing new seismic data to add to our data library. A portion of these investments are funded by customer underwriters or sponsors, while the remainder is sought to be recovered through future data licensing fees. The amounts of underwriting and sponsorship and of these future data licensing fees are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in our library, availability of similar data from competitors and governmental regulations affecting oil and gas exploration. We cannot assure you that we will recover all of the costs of or earn any return on such investments. In periods where sales do not meet original expectations, we may be required to record required amortization and/or impairment charges to reduce the carrying value of our data library, which charges may be material to operating results in any period. In addition, timing of the receipt of license fees can vary greatly from period to period. Technological or regulatory changes or other developments could also adversely affect the value of the data.

Because our business is concentrated in the U.S. Gulf Coast and Canada, it could be adversely affected by developments in the oil and gas business that affects these areas.

     While we have seismic surveys in other areas, most of the seismic data in our library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico and in Canada. Because of this geographic concentration, our results of operations could be adversely affected by events relating primarily to one of these regions even if conditions in the oil and gas industry worldwide were favorable.

The amounts we amortize from our data library each period have fluctuated in the past, and these fluctuations may result in future impairment charges which under U.S. generally accepted accounting principles may be material to our results of operations.

     We amortize the cost of our seismic data library based, in part, on our estimates of future cash sales of data, excluding non-monetary exchanges and deferred revenue. Changes in estimates of future sales could result in impairment charges. Substantial changes in amortization rates can have a significant effect on our reported results of operations. Additionally, our accounting policy requires that we record amortization of the data library based on the greater of the income forecast method or the straight-line method over the data's useful life. In the fourth quarter of 2002, we revised the estimated useful life of the seismic data library from ten years to five years for offshore data and from ten years to seven years for onshore data, resulting in additional amortization charges of $45.7 million in the fourth quarter of 2002. We amortize our seismic data over a seven year period for onshore seismic data and five years for offshore seismic data; however, we believe that the seismic data will continue to generate licensing revenue after such time.

     During 2003 and 2002, Seitel recorded impairment charges of $30.0 million and $83.0 million, respectively, related to several different components of our data library. Additional impairment charges may also be required in the future based on industry conditions and our results of operations.

Extensive governmental regulation of our business affects our daily operations.

     Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental laws. We invest financial and managerial resources to comply with these laws and related permit requirements. Failure to timely obtain required permits may result in delays in acquiring new data for the data library or cause operating losses. Because these laws and our business may change from time to time, we cannot predict the future cost of complying with these laws, and expenditures to ensure our compliance could be material in the future. Modification of existing laws or regulations or adoption of new laws or regulations limiting exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data.

Our competitors may have certain advantages that could adversely affect our operating results.

     Competition among geophysical service providers historically has been, and will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for contract awards and data sales and in the development of new technologies.

Our operating results may vary due to circumstances beyond our control.

     Our operating results may, in the future, vary in material respects from quarter to quarter. Factors that could cause variations include (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers' budgetary cycles and their effect on the demand for geophysical activities, (3) seasonal factors and (4) the timing of sales and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern. Reduced actual or estimated future sales may result in a requirement to record impairment charges to reduce the carrying value of our data library. Such charges, if required, can be material to operating results in the periods in which they are recorded. For purposes of evaluating potential impairment losses, we estimate the future cash flows attributable to a library component by evaluating historical revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting our customer base, expected changes in technology and other factors that we deem relevant. The estimation of future cash flows is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the immediately preceding sentence, among others. Accordingly, if conditions change in the future, we may record further impairment losses relative to our seismic data library, which could be material to any particular reporting period.

Our 2003 independent auditor's report indicates that we may not be able to continue as a "going concern" and there can be no assurance that our future independent auditor's report will not include a "going concern" qualification.

     The report of our independent auditors with respect to their audit of our 2003 financial statements contains an explanatory paragraph relating to the preparation of our financial statements on a "going concern" basis and states that our bankruptcy filing raises substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be successful in implementing any of our plans and continuing as a going concern. Our independent auditor is required to annually make an assessment regarding our ability to continue as a going concern. As a result of that assessment, we cannot assure you that our 2004 independent auditor's report will not include such a "going concern" qualification. Our inability to continue as a going concern would have a material adverse effect on the value of your investment in our reorganized common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note A to our consolidated financial statements for more information regarding our ability to continue as a going concern.

We may face risks associated with our foreign revenue generating activities.

     Portions of our revenues are derived from our Canadian activities and operations and, as a result, are denominated in Canadian dollars. We therefore will be subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Adverse effects from foreign currency fluctuations could negatively affect the Company's results of operations.

We may be unable to attract and retain key employees, which could adversely affect our business.

     Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services. Our success will also depend to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business.

     Beginning in the second quarter of 2002, we replaced our chief executive officer, chief financial officer and general counsel with new senior executive officers who have since been employed by us for a relatively short period of time. Accordingly, such officers have not worked with one another for long periods of time and may not be able to develop an effective working relationship. Recently, in February 2004, Larry E. Lenig, Jr., The Company's president and chief executive officer, left the employ of the Company, as anticipated, upon completion of the structuring and negotiation of the Plan, and Randall D. Stilley, our current president and chief executive officer, was appointed. The failure of our officers to develop an effective working relationship could require us to incur additional expenses and devote substantial time in finding replacement personnel.

     On the effective date of the Plan, none of our executive officers will have an employment or other retention agreement with us, with the exception of our president and chief executive officer. We cannot assure you that our senior executives will continue to be employed by us after consummation of the Plan and, if they do, how long they will remain so employed. Our failure to attract and retain key personnel could have a material adverse effect on our ability to manage our business properly.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

     The Company may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, the Company has no open interest rate swap or interest rate lock agreements. Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2003:

						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value

Debt:
Variable Rate	$5,417	$-	$-	$-	$-	$-	$5,417	$5,417
Average Interest
Rate	4.02%	-%	-%	-%	-%	-%	4.02%
Fixed Rate	$42,531	$12,537	$32,538	$12,540	$62,544	$92,756	$255,446	$223,590
Average Interest
Rate	7.17%	7.29%	7.14%	7.29%	7.21%	7.38%	7.26%

     The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their indicated fair market value at December 31, 2002:
							There-		Fair
	2003	2004	2005	2006		2007	after	Total	Value

Debt:
Variable Rate	$3,750	$4,497	$-	$-	$		$-	$8,247	$8,247
Average Interest
Rate	4.55%	4.35%	-	-		-	-	4.44%	-
Fixed Rate	$10,375	$32,500	$12,500	$32,500		$12,500	$155,000	$255,375	$172,994
Average Interest
Rate	7.23%	7.13%	7.28%	7.13%		7.28%	7.31%	7.25%	-

     Under the Plan, most of our debt will be paid in 2004 and thus, the above tables are not indicative of our actual interest rate risk.

Foreign Currency Exchange Rate Risk

     The Company's Canadian subsidiaries conduct business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. As of December 31, 2003, the Company did not have any open forward exchange contracts.

Item 8.    Financial Statements and Supplementary Data

      The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 15(a)(1) and (2) below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

     Evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our Chief Executive Officer ("CEO") and Acting Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Annual Report on Form 10-K we present the conclusions of the CEO and the Acting CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures designed to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management including our CEO and Acting CFO, as appropriate, to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Scope of the Controls Evaluation. The evaluation made by our CEO and Acting CFO of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Form 10-K. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

     The Company's management, including the CEO and Acting CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     In accordance with SEC requirements, our CEO and Acting CFO each have confirmed that, since the date of the Controls Evaluation to the date of this Annual Report on Form 10-K, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Conclusion. Based upon the Controls Evaluation, our CEO and Acting CFO have each concluded that our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and Acting CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART III

ITEM 10.    Directors and Executive Officers of the Company

      The current executive officers of the Company and directors of the Company who may continue to serve on the board of directors until the Plan becomes effective, the individuals who are anticipated to become directors of the Company upon the effective date of the Plan, and their respective ages (as of March 25, 2004) and positions with the Company are as follows:

Current Executive Officers and Directors

			Director	Committee
Name	Age	Position(s) with the Company	Since	Membership

Fred S. Zeidman	57	Chairman of the Board of Directors	1997	(2)

Randall D. Stilley	50	Chief Executive Officer, President	N/A

Kevin P. Callaghan	51	Chief Operating Officer and	N/A
		Executive Vice President

Leonard M. Goldstein	56	General Counsel and Corporate	N/A
		Secretary

Marcia H. Kendrick	43	Acting Chief Financial Officer, Senior	N/A
		Vice President, Chief Accounting
		Officer and Assistant Secretary

Robert J. Simon	48	President-Seitel Data, Ltd.	N/A

Walter M. Craig, Jr. (5)	49	Director and Assistant Corporate	1987	(2)(3)
		Secretary

Robert L. Knauss (5)	73	Director	2002	(1)(4)

William Lerner (5)	70	Director	1985	(1)(2)(3)

John E. Stieglitz (5)	72	Director	1989	(1)(3)

_____________________
(1)	Member of Audit Committee
(2)	Member of Corporate Governance and Nominating Committee
(3)	Member of Compensation and Stock Option Committee
(4)	Member of Special Litigation Committee
(5)	Director to resign on the effective date of the Plan

Individuals Anticipated to Become Director's on the Effective Date of the Plan

Name	Age	Director Class	Term Expiring

Fred S. Zeidman	57	Class I	2007

Randall D. Stilley	50	Class III	2005

Robert Kelley	58	Class II	2006

J.D. Williams	66	Class I	2007

Charles H. Mouquin	68	Class II	2006

C. Robert Black	69	Class I	2007

Ned S. Holmes	59	Class II	2006

Current Executive Officers and Directors

     Fred S. Zeidman was named Chairman of the Board of Directors on June 3, 2002. He served as Acting Chief Executive Officer from November 6, 2002 to December 6, 2002. He is a member of Seitel's Corporate Governance and Nominating Committee. Mr. Zeidman was a Director of EquiFin, Inc. ("EquiFin") (formerly known as InterSystems, Inc.) from July 1993 through October 2000. EquiFin provided structured capital to small, mid-size business enterprises. He served as President and Chief Executive Officer of EquiFin from July 1993 until December 1999. He also served as President of Interpak Terminals, Inc., a wholly owned subsidiary of Helm Capital Group, Inc. ("Helm") engaged in the packaging and distribution of thermoplastic resins, from July 1993 until its sale in July 1997. Mr. Zeidman also currently serves as a Director of First Prosperity Bank and as Chairman of the United States Holocaust Memorial Council in Washington, D.C.

     Randall D. Stilley was named president and chief executive officer of Seitel on February 17, 2004. Mr. Stilley has over 28 years of experience in the oil and gas industry. He has been an investor and consultant to private equity funds since 2000. Prior to that time, he was president of the Oilfield Services Division at Weatherford International, Inc., a NYSE-listed company, from 1998 to 2000, where he was instrumental in the growth of Weatherford. Prior to his employment at Weatherford, Mr. Stilley spent 22 years at Halliburton Company, a NYSE-listed company, holding various management and engineering roles, including vice president of the Production Enhancement Group and vice president, Asia Pacific. He is a registered professional engineer in the State of Texas.

     Kevin P. Callaghan has been Chief Operating Officer and Executive Vice President of Seitel and President of Olympic Seismic Ltd. since June 2002. Prior to this date, Mr. Callaghan had been Senior Vice President of Seitel Data, Ltd. since January 1998. He was Interim President of Olympic Seismic Ltd. from July 2001 until June 2002 and Vice President of Olympic Seismic Ltd. from January 2001 until July 2001. Mr. Callaghan joined Seitel in August 1995 as Vice President of Onshore Operations of Seitel Data, Ltd. He has also served as an outside director of Aeroscan International Inc., a privately held Canadian company engaged in digital imaging services, from June 2000 until December 2002.

     Leonard M. Goldstein joined Seitel in October 2002 and was named General Counsel and Corporate Secretary in February 2003. Mr. Goldstein has over 30 years experience as general counsel and as a practitioner in the private and public practice of law. From 1996 to 2001, Mr. Goldstein was General Counsel, Senior Vice President, Chief Administrative Officer and Secretary for New Era of Networks, Inc. ("NEON"), a publicly traded software company. He was a partner with the law firm of Feder, Morris, Tamblyn and Goldstein, PC in Denver, Colorado from 1978 to 1996. In addition, Mr. Goldstein has played a strategic role in consulting and corporate development to many software development companies.

     Marcia H. Kendrick, CPA, was appointed Acting Chief Financial Officer in June 2002. She was named Senior Vice President in September 2001. Ms. Kendrick has been Chief Accounting Officer and Assistant Secretary since August 1993. Prior to joining Seitel in 1993, she was employed by Arthur Andersen LLP, where her last position was Director of Finance and Administration.

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

     Walter M. Craig, Jr. is Chairman of the Company's Corporate Governance and Nominating Committee and a member of Seitel's Compensation and Stock Option Committee. Mr. Craig became Assistant Secretary of Seitel in June 2000. Mr. Craig has been President and Chief Executive Officer of EquiFin since August 2000. He has been a director of EquiFin since April 1993 and in April 2001, he was named Chairman of the Board of Directors of EquiFin. Prior to his employment at EquiFin, Mr. Craig was, from 1993 to 2000, President and a director of PLB Management Corp, the general partner of The Mezzanine Financial Fund, L.P., a private limited partnership which made collateralized loans to companies. From 1993 until November 1999, he served as Executive Vice President and Chief Operating Officer of Helm, a publicly held company involved in merchant banking activities from 1981 to 2000.

     Robert L. Knauss was elected as a Director of Seitel in June 2002. He is the sole member of Seitel's Special Litigation Committee and a member of the Seitel's Audit Committee. Mr. Knauss has been Chairman of the Board of Directors of Philip Services Corporation ("PSC"), an industrial and metals services company, since April 2002 and Principal Executive Officer since May 2002. He also served as Chairman of the Board of PSC from April 2000 to May 2001. In June 1999, the predecessor company of PSC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Knauss has been Chairman and Chief Executive Officer of Baltic International USA, Inc., an investment company, since January 1994. He is a director of Equus II Inc. and a director of The Mexico Fund, Inc., both of which are investment funds. Mr. Knauss is the former Dean of the schools of law at both the University of Houston and Vanderbilt University and served as a Visiting Professor at the Amos Tuck School of Business Administration at Dartmouth College.

     William Lerner is Chairman of Seitel's Audit Committee, a member of Seitel's Compensation and Stock Option Committee and a member of Seitel's Corporate Governance and Nominating Committee. Mr. Lerner has been engaged in the private practice of corporate and securities law in New York since 1960 and Pennsylvania since 1991. His career includes service with the U.S. Securities and Exchange Commission, the American Stock Exchange, and as counsel to a major investment banking/securities brokerage firm. Mr. Lerner is a director of Rent-Way, Inc., a New York Stock Exchange listed company that is the second largest in the rental-purchase industry; Micros-to-Mainframes, Inc., a NASDAQ listed company that provides comprehensive high-technology computer and communication services primarily in the New York Tri-State area; and The Cortland Trust, Inc., a money market mutual fund that is marketed primarily through brokerage firms and regional commercial banks.

     John E. Stieglitz is Chairman of Seitel's Compensation and Stock Option Committee and a member of Seitel's Audit Committee. He is Chairman Emeritus of Conspectus, Inc., a privately held company formed in 1976 to provide services in the area of executive recruitment. He served as President of Conspectus, Inc. from 1976 to 1996. Mr. Stieglitz is also a director of EquiFin. He was a director of Helm from 1987 to 2001.

Individuals Anticipated to Become Directors on the Effective Date of the Plan

     Robert Kelley will become a Class II director of the Company on the effective date of the Plan. Mr. Kelley is currently president of Kellco Investments Inc., a private investment company located in Ardmore, Oklahoma. Mr. Kelley has more than 30 years experience in the oil and gas industry. He retired in April 2001 as Chairman of the Board of Noble Affiliates, Inc. (now Noble Energy, Inc.), an independent energy company with exploration and production operations throughout the United States, including the Gulf of Mexico, and international operations in Argentina, China, Ecuador, Equatorial Guinea, the Mediterranean Sea, the North Sea and Vietnam. Prior to October 2, 2000, he also served as President and Chief Executive Officer of Noble Affiliates, Inc. and its three subsidiaries, Samedan Oil Corporation, Noble Gas Marketing, Inc. and Noble Trading, Inc. Mr. Kelley is also a director of OG&E Energy Corporation (NYSE), a public utility headquartered in Oklahoma City, Oklahoma; Lone Star Technologies, Inc., a leading manufacturer of oilfield tubular goods located in Dallas, Texas and Cabot Oil & Gas Corporation, an independent oil and gas company engaged in the exploration and development of oil and gas properties located in Houston, Texas. Mr. Kelley has a B.B.A. from the University of Oklahoma and is a certified public accountant.

     J.D. Williams will become a Class I director of the Company on the effective date of the Plan. Mr. Williams is an attorney with of the firm of Williams & Jensen, P.C., a premier Washington, D.C. law and lobbying firm. Mr. Williams has more than 40 years of experience representing clients, including many Fortune 500 companies, major financial institutions, and energy companies, before Congress, congressional committees, and federal agencies. Mr. Williams has a B.B.A. (Accounting) from the University of Oklahoma, a J.D. from George Washington University, and an L.L.M. in Taxation from Georgetown University and has been the subject of numerous feature articles in, among other publications, The Wall Street Journal, The New York Times, Forbes, and Fortune. He also a director of OGE Energy Corp. (NYSE).

     Charles H. Mouquin will become a Class II director of the Company on the effective date of the Plan. Mr. Mouquin currently acts a manager for the stock accounts of a few select clients. Mr. Mouquin has more that 40 years experience as a securities analyst. In 1962 he served as a security analyst for Parrish Securities. In 1971 he joined Central National Gottesman and in 1976 was appointed Senior Vice President. From 1976 to 1987 he was Senior Vice President and Director of Research for Fiduciary Trust Company International. He has served as consultant to Hamershlag Kempner and Company as well as the Norman Shethar Company. Mr. Mouquin has a B. S. degree in Economics from the University of California at Berkley.

     C. Robert Black will become a Class I director of the Company on the effective date of the Plan. Mr. Black is the Current Chairman of the Board of Texas Tech University System Board of Regents. Mr. Black had over 40 years of service with Texaco Inc. Serving in various executive positions culminating in his appointment in 1998 as Senior Vice President in the office of the Chairman where he had responsibilities for developing and managing Texaco's relationship with industry on a worldwide basis as well as building relationships in regions where Texaco is active. In addition he had oversight responsibility for Texaco's Technology Division along with Corporate Reserves Audit Group and served as Corporate Compliance Officer. Mr. Black received a B. S. degree in petroleum engineering in 1958 from Texas Tech University. Texas Tech awarded him the Distinguished Alumni Award in 1980.

     Ned S. Holmes will become a Class II director of the Company on the effective date of the Plan. Mr. Holmes is currently the President and Chief Executive Officer of Laing Properties Inc. Mr. Holmes currently serves as Chairman of the Board of Prosperity Bancshares Inc., which is traded on the NASDAQ. Mr. Holmes is Chairman emeritus of the Port of Houston Authority, Director and former Chairman of the Greater Houston Partnership, and Trustee of the publicly traded (NYSE) Archstone Trust. Mr. Holmes received his BBA from the University of Texas, and his JD for the University of Texas law School.

     All of Seitel's current directors and executive officers, except for Mr. Stilley, served in their current positions with Seitel before we filed for relief under Chapter 11 of the Bankruptcy Code on July 21, 2003. Executive officers serve at the discretion of Seitel's board of directors. There is no family relationship between any director or executive officer of Seitel.

     On the effective date of the Plan, the Company will amend and restate its certificate of incorporation to provide, among other things, for a classified board of directors consisting of three classes. Class I will consist of three directors that will serve for an initial term of three years, Class II will consist of three directors that will serve for an initial term of two years and Class III will consist of one director that will serve for an initial term of one year. Each class of directors coming up for election upon the expiration of its initial term will be elected for successive terms of three years. Directors hold office until their successors have been elected and qualified. The Plan reflects a negotiated agreement with Mellon HBV as part of the standby purchase commitment, and provides that upon the effective date of the Plan the initial members of Seitel's board of directors be composed of seven directors selected as follows:
•

two directors (one in Class I and one in Class II) selected by Mellon HBV (severally for itself and not on behalf of any other Standby Purchaser), one of whom must satisfy applicable rules and regulations of independence for audit committees,

•

two directors (one in Class I and one in Class II) selected by a majority vote of the Official Equity Committee, one of whom must satisfy applicable rules and regulations of independence and financial literacy qualifications for audit committees,

•

two directors (one in Class I and one in Class II) selected by Fred S. Zeidman (one of whom will be himself), Seitel's chairman of the board, one of whom must satisfy applicable rules and regulations of independence and financial literacy qualifications for audit committees, and

•	one director (Class III) selected by mutual agreement of the Standby Purchasers, the Official Equity Committee and Seitel's chairman of the board.

     Upon the appointment of the members of the new classified board of directors on the effective date of the Plan, the Company's then existing board of directors will resign.

Audit Committee

     The Audit Committee consists of William Lerner, who chairs the Audit Committee, and Messrs. Knauss and Stieglitz, all who have been determined by the Board of Directors to be independent directors under Nasdaq rules and SEC rules. Mr. Lerner is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act.

     The Audit Committee operates under a written charter. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company's financial statements and the Company's compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. In addition, the Audit Committee has the responsibility of establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters, and procedures for the submission of confidential, anonymous concerns by employees regarding questionable accounting or auditing matters. The Audit Committee held 5 meetings during 2003.

Change in Procedures for Nominating Directors

     Assuming the Plan becomes effective, the Company's amended and restated bylaws will establish advance notice procedures for stockholders to submit nominations of candidates for election as directors or to present any other business for consideration at any of our annual or special stockholder meetings. These procedures will require stockholders to submit in writing any nomination of a candidate for election to the nominating/corporate governance committee or any other proposal for consideration at any special meeting not less than 10 nor more than 60 days before the date of the meeting and, in the case of any annual meeting not later than the date that in the current year corresponds to the 120th day prior to the date the Company's proxy statement was released to stockholders in connection with the previous year's annual meeting of stockholders. The notice must include the following information:
•

the name and address of the stockholder who intends to submit the nominations, propose the business, and, as the case may be, the name and address of the person (or persons) to be nominated and the nature of the business to be proposed,

•

a representation that the stockholder is a holder of record of stock entitled to vote at the meeting, the class and number of shares of stock that are held of record, beneficially owned and represented by the stockholder on the date of the stockholder notice and on the record date of the meeting and, if applicable, that the stockholder intends to appear in person or by proxy at the meeting to nominate the person (or persons) specified in the notice and introduce the business specified in the notice,

•

if applicable, a description of all arrangements or understandings between the stockholder and each director nominee and any other person (or persons), which includes the names of such person (or persons), pursuant to which the nominations are to be made by the stockholder,

•

such other information regarding each nominee or each matter of business to be proposed by such stockholder as would be required to be included in a proxy statement filed under the proxy rules of the SEC if the nominee had been nominated, or intended to be nominated, or if the matter had been proposed, or intended to be proposed, by our board of directors, and

•	if applicable, the consent of each nominee to serve as director of the Company if so elected.

     In addition, the Company's amended and restated bylaws will provide that the nominating committee of the board of directors will consist entirely of "independent directors" within the meaning of the applicable requirements of the Nasdaq Stock Market or any national securities exchange on which the reorganized common stock is then listed for trading. Upon the expiration of the respective initial terms of the members of Seitel's board of directors and subject to all applicable laws, rules, regulations and listing requirements, any holder of reorganized common stock, irrespective of their ownership interest in the Company, will have the right to recommend to the nominating/corporate governance committee persons for election to the board of directors, provided that such holder has complied with the advance notice procedures set forth above. If a stockholder has fully complied with the advance notice procedures, the nominating/corporate governance committee (subject to its fiduciary duties and the criteria for director-nominees specified in the nominating/corporate governance committee charter then in effect) will recommend to the full board of the Company such designees proposed for election, as follows:
•

if any holder of reorganized common stock holds more than 30% of the outstanding common stock of the Company, it will be entitled to recommend for nomination as set forth above at any annual meeting of the Company's stockholders up to three designees, subject to reduction to reflect the members of the board, if any, designated by such holder and still serving on the board,

•

if any holder of reorganized common stock holds less than 30%, but more than 20%, of the outstanding common stock of the Company, it will be entitled to recommend for nomination as set forth above at any annual meeting of the Company's stockholders up to two designees, subject to reduction to reflect the members of the board, if any, designated by such holder and still serving on the board, and

•

if any holder of reorganized common stock holds less than 20%, but more than 10%, of the outstanding common stock of the Company, it will be entitled to recommend for nomination as set forth above at any annual meeting of the Company's stockholders one designee, subject to reduction to reflect the members of the board, if any, designated by such holder and still serving on the board.

COMPLIANCE WITH SECTION 16(a)

OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires certain of Seitel's executive officers and directors and any persons who own more than 10% of the common stock of Seitel to file reports of ownership and changes in ownership concerning the common stock with the SEC and to furnish Seitel with copies of all Section 16(a) forms they file. To Seitel's knowledge, based solely upon its review of the Section 16(a) filings that it has received, we believe that all filings required to be made under Section 16(a) during 2003 were timely made.

Code of Ethics

     The Company has adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is posted on the Company's website at "www.seitel-inc.com". A copy of such Code of Ethics may be provided to any person, without charge, upon request to Seitel, Inc., 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, attention: Chief Financial Officer.

Item 11.    Executive Compensation

     The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of Seitel in 2003, and each of the four most highly compensated executive officers of Seitel other than the Chief Executive Officer serving at the end of 2003 (collectively, the "Named Executive Officers") for the years indicated.

SUMMARY COMPENSATION TABLE

		Annual Compensation
					Long-Term
				Other Annual	Compensation
				Compensation	Awards Stock	Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	(2)	Options/ SARs (#)	Compensation ($)

Larry E. Lenig, Jr. (1)
Former Chief Executive	2003	$300,000	$290,000	-	-	$3,500	(3)
Officer and President	2002	$51,559	-	-	-	$375

Kevin P. Callaghan
Chief Operating Officer	2003	$82,200	-	$1,099,139	-	$3,500	(3)
and Executive Vice President	2002	$75,000	-	$951,289	-	$12,678

Robert J. Simon	2003	$158,400	-	$1,189,848	-	$3,000	(3)
President - Seitel Data, Ltd.	2002	$112,500	-	$1,327,288	-	$131,581

Leonard M. Goldstein
General Counsel
and Corporate Secretary	2003	$300,000	-	-	-	$3,500	(3)

Marcia H. Kendrick
Acting Chief Financial Officer,	2003	$242,200	$25,000	-	-	$3,000	(3)
Chief Accounting Officer,	2002	$235,000	-	$8,389	-	$69,663
Senior Vice President	2001	$211,667	$250,000	$8,115	-	$53,903
and Assistant Corporate
Secretary

(1)	Mr. Lenig left the employ of Seitel on February 17, 2004, as anticipated, after completion of the structuring and negotiation of the Plan.
(2)	Includes commissions based on sales for Messrs. Callaghan and Simon and commission based on property sales for Ms. Kendrick.
(3)	Includes amounts contributed by Seitel to its 401(k) Savings Plan (the "401(k) Plan") on behalf of such named executive officers as discretionary and matching contributions.

Stock Option Grants in Fiscal 2003

     No options to purchase common stock were granted during the year ended December 31, 2003, to any of the executive officers named in the summary compensation table above. Under the Plan, all options outstanding as of the effective date of the Plan will be cancelled in their entirety, and the holders of such options will no longer be able to exercise such options after such time.

     The following table sets forth certain information with respect to the exercise of options during the year ended December 31, 2003, and unexercised options held at December 31, 2003, and the value thereof, by each of the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN 2003

AND 12/31/03 OPTION/SAR VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the
	Shares		Options/SARs		Money Options/SARs at
	Acquired		at 12/31/03 (#)		12/31/03 ($)
	on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Larry E. Lenig, Jr.	0	$0	-	-	$0	$0
Kevin P. Callaghan	0	$0	186,667	33,333	$0	$0
Robert J. Simon	0	$0	181,667	33,333	$0	$0
Leonard M. Goldstein	0	$0	-	-	$0	$0
Marcia H. Kendrick	0	$0	118,571	8,333	$0	$0

2004 Omnibus Stock Option Plan to be Effective on the Effective Date of the Plan

     Under the Plan, each of the Company's existing equity compensation plans will be terminated as of the effective date of the Plan and all other options, warrants and rights outstanding will be terminated. In connection with the Company's reorganization, a 2004 Omnibus Stock Option Plan (the "Stock Option Plan"), as provided in the Plan will be effective on the effective date of the Plan. Under the Stock Option Plan, the Company may issue up to 8,270,662 shares of reorganized common stock representing 5% of the Company's reorganized common stock on a fully diluted basis, all of which shares may be issued pursuant to the exercise of options or other stock purchase rights.

     The Stock Option Plan is intended to attract, retain, and reward high-quality executives, employees, directors and other persons who provide services to the Company and/or its subsidiaries, enabling such persons to acquire or increase a proprietary interest in the Company to strengthen the mutuality of interests between such persons and stockholders of the Company, and providing such persons with annual and long- term performance incentives to expend their maximum efforts in the creation of shareholder value. The Stock Option Plan is also intended to qualify certain compensation awarded thereunder for tax deductibility under Section 162(m) of the Internal Revenue Code to the extent deemed appropriate by our Compensation Committee. It is contemplated that each executive officer (generally the chairman of the board, vice-chairman, chief executive officer, chief operating officer, president and vice presidents of the Company), other officers, employees and other persons who perform services of special importance to the Company, including directors of the Company, will be eligible to participate under the Stock Option Plan.

     Subject to the specific provisions of the Stock Option Plan, our newly constituted Compensation Committee, which will administer the plan, will have the discretion to determine the recipients of the awards, the nature of the awards to be granted, the dates such awards will be granted, the terms and conditions of awards and the interpretation of the Stock Option Plan.

     Generally, the Stock Option Plan may be amended by action of the board of directors, except that any amendment or alteration is subject to the approval of the Company's stockholders not later than the annual meeting next following such board action if such stockholder approval is required by any federal or state law or regulation or the rules of Nasdaq or any national stock exchange on which any securities of the Company may then be listed for trading. The Compensation Committee may waive any conditions or rights under, or amend, alter, suspend, discontinue or terminate any award theretofore granted and any award agreement relating thereto, except as otherwise provided in the Stock Option Plan.

     As more particularly set forth in the Stock Option Plan, at any time, awards granted thereunder may, in the discretion of the Compensation Committee, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other award granted thereunder or any award granted under another plan of the Company, any subsidiary, or any business entity to be acquired by the Company or a subsidiary, or any other right of a holder to receive payment from the Company. If an award is granted in substitution or exchange for another award, the Compensation Committee will require the surrender of such other award in consideration for the grant of the new award. In addition, awards may be granted in lieu of cash compensation. The term of each award will be for such period as may be determined by the Compensation Committee; provided that in no event will the term of any option or SAR exceed a period of ten years (or such shorter term as may be required in respect of an ISO under Section 422 of the Internal Revenue Code).

     Subject to the terms of the Stock Option Plan and any applicable award agreement, payments to be made by the Company or a subsidiary upon the exercise of an option or other award or settlement of an award may be made in such forms as our Compensation Committee shall determine, including, without limitation, cash, reorganized common stock, other awards or other property, and may be made in a single payment or transfer, in installments, or on a deferred basis. The settlement of any award may be accelerated, and cash paid in lieu of reorganized common stock in connection with such settlement, in the discretion of our Compensation Committee or upon occurrence of one or more specified events (in addition to a change of control). Installment or deferred payments may be required by our Compensation Committee or permitted at the election of the holder on terms and conditions established by our Compensation Committee. Payments may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments or the grant or crediting of "Dividend Equivalents" (as defined below) or other amounts in respect of installment or deferred payments denominated in reorganized common stock.

     The Stock Option Plan generally provides that, unless our Compensation Committee determines otherwise, each option or right granted thereunder will become exercisable in full upon certain "change of control" events as described therein. If any change is made in the stock subject to the Stock Option Plan, or subject to any right or option granted thereunder (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), our Compensation Committee will make appropriate adjustments to the classes, number of shares and price per share of stock subject to outstanding rights or options.

     In general, our Compensation Committee may impose on any award (subject to the provisions of the Stock Option Plan), such additional terms and conditions not inconsistent with the provisions of the Stock Option Plan as our Compensation Committee will determine, including terms requiring forfeiture of awards in the event of termination of employment of the holder and terms permitting a holder to make elections relating to his or her award. Our Compensation Committee will retain full power and discretion to accelerate, waive or modify, at any time, any term or condition of an award that is not mandatory under the Stock Option Plan; provided, however, that our Compensation Committee will not have any discretion to accelerate, waive or modify any term or condition of an award that is intended to qualify as "performance-based compensation" for purposes of Section 162(m) of the Internal Revenue Code if such discretion would cause the award not to so quality. Except in cases in which our Compensation Committee is authorized to require other forms of consideration under the Stock Option Plan, or to the extent other forms of consideration must by paid to satisfy the requirements of state law, no consideration other than services may be required for the grant (but not the exercise) of any award. The Stock Option Plan provides several types of awards: stock options, stock appreciation rights (including limited stock appreciation rights), restricted stock, restricted stock units or RSUs, bonus stock and awards in lieu of obligations, dividend equivalents, annual incentive and performance awards, and other stock-based awards, as further described below.

     Stock Options. Options granted under the Stock Option Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs. Our Compensation Committee will determine the exercise price of stock purchasable under an option, provided that such exercise price will be not less than the fair market value of a share of stock on the date of grant of such option except as otherwise provided in the Stock Option Plan. Our Compensation Committee will determine the times at or circumstances under which an option may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the methods by which such exercise price may be paid or deemed to be paid, the form of such payment, including, without limitation, cash, stock, other awards or awards granted under other plans of the Company or any subsidiary, or other property (including notes or other contractual obligations of holders to make payment on a deferred basis), and the methods by or forms in which stock will be delivered or deemed to be delivered to holders. In no event may an option remain exercisable more than ten years following the date of grant.

     The terms of any ISO granted under the Stock Option Plan will comply in all respects with the provisions of Section 422 of the Internal Revenue Code.

     Stock Appreciation Rights. SARs may be granted to recipients of options under the Stock Option Plan. An SAR will confer a right to receive, upon exercise thereof, the excess of (A) the fair market value of one share of reorganized common stock on the date of exercise (or, in the case of a "Limited SAR," the fair market value determined by reference to the Change in Control Price, as defined in the Stock Option Plan) over (B) the grant price of the SAR as determined by our Compensation Committee provided that such grant price will not be less than the fair market value of a share of reorganized common stock on the date of grant of such SAR except as provided under the Stock Option Plan. Our Compensation Committee will determine at the date of grant or thereafter, the time or times at which and the circumstances under which a SAR may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the method of exercise, method of settlement, form of consideration payable in settlement, method by or forms in which reorganized common stock will be delivered or deemed to be delivered to holders, whether or not an SAR will be in tandem or in combination with any other award, and any other terms and conditions of any SAR. Limited SARs that may only be exercised in connection with a change of control or other event as specified by our Compensation Committee may be granted on such terms as the committee may determine. SARs and Limited SARs may be either freestanding or in tandem with other awards.

     Restricted Stock. Restricted shares awarded under the Stock Option Plan will be subject to such restrictions on transferability, risk of forfeiture and other restrictions as are imposed by our Compensation Committee, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as our Compensation Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the Stock Option Plan and any award agreement relating to the restricted stock, a holder granted restricted stock will have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by our Compensation Committee). During the restricted period applicable to the restricted stock, subject to provisions of the Stock Option Plan, the restricted stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the holder.

     Restricted stock granted under the Stock Option Plan will be evidenced in the manner determined by our Compensation Committee. Our Compensation Committee may require that certificates representing restricted stock, if any, registered in the name of a holder bear a legend, that the Company retain physical possession of the certificates, and that the holder deliver a stock power to the Company, endorsed in blank, relating to the restricted stock. As a condition to the grant of an award of restricted stock, our Compensation Committee may require or permit a holder to elect that any cash dividends paid on a share of restricted stock be automatically reinvested in additional shares of restricted stock or applied to the purchase of additional awards under the Stock Option Plan. Unless otherwise determined by our Compensation Committee, stock distributed in connection with a stock split or stock dividend, and other property distributed as a dividend, will be subject to restrictions and a risk of forfeiture to the same extent as the restricted stock with respect to which such stock or other property has been distributed. Except as otherwise determined by our Compensation Committee, upon termination of employment during the applicable restriction period, restricted stock that is at that time subject to restrictions will be forfeited and reacquired by the Company.

     Restricted Stock Units. The Stock Option Plan also provides for the award of Restricted Stock Units ("RSUs"). These are rights to receive reorganized common stock, cash or a combination thereof at the end of a specified deferral period. The satisfaction of an RSU award occurs on the expiration of the deferral period specified for such RSU by our Compensation Committee. RSUs may be satisfied by the delivery of stock, cash equal to the fair market value of the specified number of shares of reorganized common stock covered by the RSUs, or a combination thereof, as determined by our Compensation Committee. Except as otherwise determined by our Compensation Committee, upon termination of employment during the applicable deferral period or portion thereof to which forfeiture conditions apply (as provided in the award agreement evidencing the RSUs), all RSUs that are at that time subject to deferral (other than a deferral at the election of the Holder) will be forfeited; provided that our Compensation Committee may waive such restriction or forfeiture condition in whole or in part in the event of terminations resulting from specified causes, and our Compensation Committee may in other cases waive in whole or in part the forfeiture of RSUs. Unless otherwise determined by our Compensation Committee at the date of grant, Dividend Equivalents on the specified number of shares of reorganized common stock covered by an award of RSUs will be either (A) paid with respect to such RSUs at the dividend payment date in cash or in shares of unrestricted reorganized common stock having a fair market value equal to the amount of such dividends, or (B) deferred with respect to such RSUs and the amount or value thereof automatically deemed reinvested in additional RSUs, other awards or other investment vehicles, as the Compensation Committee will determine or permit the holder to elect.

     Bonus Stock and Awards in Lieu of Obligations. Our Compensation Committee is also authorized to grant reorganized common stock as a bonus, or to grant reorganized common stock or other awards in lieu of obligations to pay cash or deliver other property under the Stock Option Plan, provided that, in the case of holders subject to Section 16 of the Exchange Act, the amount of such grants remains within the discretion of our Compensation Committee to the extent necessary to ensure that acquisitions of reorganized common stock or other awards are exempt from liability under Section 16(b) of the Exchange Act. Reorganized common stock or awards granted thereunder will be subject to such other terms as determined by our Compensation Committee.

     Dividend Equivalents. The Stock Option Plan also authorizes our Compensation Committee to grant Dividend Equivalents to a Holder, entitling the holder to receive cash, reorganized common stock, other awards, or other property equal in value to dividends paid with respect to a specified number of shares of reorganized common stock, or other periodic payments. Dividend Equivalents may be awarded on a freestanding basis or in connection with another award. Our Compensation Committee may provide that Dividend Equivalents will be paid or distributed when accrued or will be deemed to have been reinvested in additional reorganized common stock, awards, or other investment vehicles, and subject to such restrictions on transferability and risks of forfeiture, as our Compensation Committee may specify.

     Annual Incentive and Performance Awards. Under the Stock Option Plan, our Compensation Committee is authorized to make Annual Incentive Awards and Performance Awards payable in cash, shares of reorganized common stock, or other awards, on terms and conditions established by the Compensation Committee, subject to certain conditions. The right of a holder to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to such performance conditions as may be specified by our Compensation Committee. It is our intent that Performance Awards and Annual Incentive Awards granted to persons who are designated by our Compensation Committee as likely to be "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code and regulations thereunder (including Regulation 1.162-27 and successor regulations thereto) will, if so designated by our Compensation Committee, constitute "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code and regulations thereunder.

     Performance Awards. In determining a Performance Award, our Compensation Committee may use such business criteria and other measures of performance as it may deem appropriate in establishing any performance conditions, and may exercise its discretion to reduce or increase the amounts payable under any award subject to performance conditions, except as limited in the case of a Performance Award or Annual Incentive Award intended to qualify under Section 162(m) of the Internal Revenue Code. If our Compensation Committee determines that a Performance Award should qualify as "performance-based compensation" for purposes of Section 162(m) of the Internal Revenue Code, the grant, exercise and/or settlement of such Performance Award will be contingent upon achievement of pre-established performance goals and other terms set forth in the Stock Option Plan. Our Compensation Committee may establish a Performance Award pool, which will be an unfunded pool, for purposes of measuring performance of The Company in connection with Performance Awards. The amount of such Performance Award pool will be based upon the achievement of a performance goal or goals based on one or more of the business criteria set forth in the Stock Option Plan during the given performance period, as specified by our Compensation Committee in accordance with the Stock Option Plan. Our Compensation Committee may specify the amount of the Performance Award pool as a percentage of any of such business criteria, a percentage thereof in excess of a threshold amount, or as another amount which need not bear a strictly mathematical relationship to such business criteria.

     Annual Incentive Awards. Our Compensation Committee may establish an Annual Incentive Award pool, which will be an unfunded pool, for purposes of measuring performance of The Company in connection with Annual Incentive Awards. The amount of such Annual Incentive Award pool will be based upon the achievement of a performance goal or goals based on one or more of the business criteria set forth in the Stock Option Plan during the given performance period, as specified by our Compensation Committee in accordance therewith. Our Compensation Committee may specify the amount of the Annual Incentive Award pool as a percentage of any of such business criteria, a percentage thereof in excess of a threshold amount, or as another amount which need not bear a strictly mathematical relationship to such business criteria.

     Our Compensation Committee will determine potential recipients of Annual Incentive Awards, and the amounts potentially payable thereunder, for each fiscal year, not later than the end of the 90th day of each such fiscal year, or at such other date as may be required or permitted in the case of awards intended to be "performance-based compensation" under Section 162(m) of the Internal Revenue Code. In the case of individual Annual Incentive Awards intended to qualify under Section 162(m) of the Internal Revenue Code, the amount potentially payable will be based upon the achievement of a performance goal or goals based on one or more of the business criteria in the given performance year, as specified by our Compensation Committee; in other cases, such amounts will be based on such criteria as will be established by the Compensation Committee. In all cases, the maximum Annual Incentive Award of any holder will be subject to the limitations set forth in the Stock Option Plan.

     After the end of each fiscal year, our Compensation Committee will determine the amount, if any, of (A) the Annual Incentive Award pool, and the maximum amount of potential Annual Incentive Award payable to each holder in the Annual Incentive Award pool, or (B) the amount of potential Annual Incentive Award otherwise payable to each holder. Our Compensation Committee may, in its discretion, determine that the amount payable to any holder as a final Annual Incentive Award will be increased or reduced from the amount of his or her potential Annual Incentive Award, except in the case of an Annual Incentive Award intended to qualify under Section 162(m) of the Internal Revenue Code. Our Compensation Committee will specify the circumstances in which an Annual Incentive Award will be paid or forfeited in the event of termination of employment by the holder prior to the end of a fiscal year or settlement of such Annual Incentive Award.

     Other Stock-Based Awards. The Stock Option Plan also authorizes our Compensation Committee, subject to limitations under applicable law, to grant to holders such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, reorganized common stock, as deemed by our Compensation Committee to be consistent with the purposes of the Stock Option Plan, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into reorganized common stock, purchase rights for reorganized common stock, awards with value and payment contingent upon performance of The Company or any other factors designated by our Compensation Committee, and awards valued by reference to the book value of reorganized common stock or the value of securities of or the performance of specified subsidiaries. Our Compensation Committee will determine the terms and conditions of such awards. Reorganized common stock delivered pursuant to an award in the nature of a purchase right granted will be purchased for such consideration, paid for at such times, by such methods, and in such forms, including, without limitation, cash, reorganized common stock, other awards, or other property, as our Compensation Committee will determine. Cash awards, as an element of or supplement to any other award under the Stock Option Plan, may also be granted.

     The Company intends that the grant of any awards to or other transaction by a holder who is subject to Section 16 of the Exchange Act will be exempt from Section 16 pursuant to an applicable exemption (except for transactions acknowledged in writing to be non-exempt by such holder). Accordingly, if any provision of the Stock Option Plan or any award agreement does not comply with the requirements of Rule 16b-3 as then applicable to any such transaction, such, provision will be construed or deemed amended to the extent necessary to conform to the applicable requirements of Rule 16b-3 so that such holder will avoid liability under Section 16(b).

     No award or other right or interest granted under the Stock Option Plan will be pledged, hypothecated or otherwise encumbered or subject to any lien, obligation or liability of the holder thereof to any party (other than The Company or a subsidiary), or assigned or transferred by such holder otherwise than by will or the laws of descent and distribution or to a beneficiary upon the death of a holder, and such awards or rights that may be exercisable will be exercised during the lifetime of the holder only by the holder or his or her guardian or legal representative, except that awards and other rights (other than ISOs and SARs in tandem therewith) may be transferred to one or more beneficiaries or other transferees during the lifetime of the holder, and may be exercised by such transferees in accordance with the terms of such award, but only if and to the extent such transfers are permitted by our Compensation Committee pursuant to the express terms of an award agreement (subject to any terms and conditions which the Compensation Committee may impose thereon). A beneficiary, transferee, or other person claiming any rights under the Stock Option Plan from or through any holder will be subject to all terms and conditions of the Stock Option Plan and any award agreement applicable to such holder, except as otherwise determined by our Compensation Committee, and to any additional terms and conditions deemed necessary or appropriate by the committee.

     The foregoing is a summary description of the Stock Option Plan, and does not purport to describe all of its terms and provisions. Reference is made to the full Stock Option Plan filed as an exhibit to the Registration Statement.

Employment Arrangements

Agreement with Mr. Stilley

      Effective February 17, 2004, we entered into an employment agreement with Randall D. Stilley in which Mr. Stilley agreed to act as president and chief executive officer for an initial term of one-year. The agreement has been has been approved by the bankruptcy court. Under the agreement, we will provide Mr. Stilley the following compensation and employee benefits: (1) a base salary of $350,000 per annum; (2) participation in our 2004 omnibus stock option plan; (3) for calendar year 2004, Mr. Stilley is entitled to receive an annual incentive award of up to 60% of his base salary; (4) other employee benefits generally available to our employees; and (5) voluntary termination or termination not-for-cause benefits of: (A) any unpaid bonus earned; (B) 24 monthly payments, equal to one-twelfth of his base salary upon termination; (C) a pro-rata bonus; (D) immediate vesting of all options outstanding upon termination; and (E) continued participation for 6 months in medical and dental plans. We have also agreed to indemnify Mr. Stilley for any claim made against him or an employee or officer, except for claims resulting from Mr. Stilley's willful misconduct and gross negligence.

     We do not have any other employment contracts with any of our executive officers or directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Seitel's Compensation and Stock Option Committee is composed of John E. Stieglitz, Chairman, Walter M. Craig, Jr. and William Lerner.

     No member of the Compensation and Stock Option Committee of Seitel's Board of Directors was, during 2003, an officer or employee of Seitel or any of its subsidiaries, or was formerly an officer of Seitel or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During 2003, no executive officer of Seitel served as (i) a member of the Compensation and Stock Option Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on Seitel's Compensation and Stock Option Committee, (ii) a director of another entity, one of whose executive officers served on Seitel's Compensation and Stock Option Committee, or (iii) a member of the Compensation and Stock Option Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of Seitel.

Directors Compensation

     Effective October 1, 2002, the Board of Directors approved a new structure for compensation of outside board members. Each director receives an annual retainer fee of $30,000 payable quarterly and meeting fees of $1,500 for each meeting a director attends in person and $500 for each meeting (exceeding 30 minutes in duration) in which a director participates by telephone. In addition, the Chairman of the Board receives $17,500 per month and each committee chairman receives the following annual retainers, payable quarterly:
•	Audit Committee - $24,000
•	Compensation and Stock Option Committee - $12,000
•	Corporate Governance and Nominating Committee - $12,000
•	Special Litigation Committee - $24,000

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

     On July 25, 1996, Seitel's Board of Directors adopted the Non-Employee Directors' Deferred Compensation Plan (the "Deferred Compensation Plan") which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any directors' fees in a deferred cash account or as deferred shares. During 2003, no director elected to defer any portion of his annual directors fee. As of December 31, 2003, 60,000 shares were reserved for issuance under the Deferred Compensation Plan and directors (including former directors) have accumulated a total of 25,359 deferred shares in their accounts of which 1,643 shares have been distributed and 23,716 may be distributed in future years in accordance with the terms of the Deferred Compensation Plan and each director's election thereunder. No shares will be issued to a director until he has resigned, retired, or his services as a director have otherwise been terminated. On March 18, 2004, the Bankruptcy Court approved the conversion of these deferred shares to an unsecured claim in the Chapter 11 Cases. As a result, we will fund this deferred compensation in cash totaling approximately $71,000 in connection with the payment of other pre-petition unsecured claims.

     In 1999, Seitel's Board of Directors adopted the Non-Employee Directors' Retirement Plan (the "Retirement Plan"). Under the terms of the Retirement Plan, each non-employee director with 10 or more years continuous service is eligible to receive a retirement benefit. The retirement benefit consists of two credits. The first credit is equal to $5,000 times each participating non-employee director's years of continuous service as an Outside Director, as defined in the Retirement Plan. The second credit is equal to the increase, if any, in the fair market value of 15,000 shares of the Company's common stock from the initial date of participation in the Retirement Plan to the last day of Seitel's fiscal year ending five years after the participant's initial participation date. Effective October 2, 2002, the Retirement Plan was terminated and all benefits thereunder were fully vested as of that date. In accordance with the terms of the Retirement Plan, benefits are paid when a director ceases to serve as a director of Seitel on or after reaching retirement age.

     Non-employee directors also participate in the Non-Employee Directors' Stock Option Plan (the "Stock Option Plan"), which was approved by Seitel's Shareholders at the 1994 annual meeting. Under the terms of the Stock Option Plan, each non-employee director receives on the date of each annual meeting during the term of the Stock Option Plan an option to purchase 2,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. In addition, each non-employee director who is elected or appointed to the Board of Directors for the first time is granted, on the date of such election or appointment, an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Options granted under the Stock Option Plan become exercisable one year after the date of grant. All options expire at the earlier of five years after the date of grant, twelve months after the optionee ceases to serve as a director due to death, disability, or retirement at or after age 65, or sixty days after the optionee otherwise ceases to serve as a director of the Company. If a director ceases to serve as such for any reason other than death, disability, or retirement at or after age 65, the option may be exercised only if it was exercisable at the date of such cessation of service. No option grants were made under this plan in 2003. On March 18, 2004, the Bankruptcy Court approved, to the extent not previously exercised, the issuance by the Company of new options to purchase 100,000 shares of reorganized common stock to Mr. Fred S. Zeidman and the issuance of new options to purchase 10,000 shares of reorganized common stock to Mr. Robert Knauss, in each case, upon terms and conditions substantially similar to such existing optionees' options granted under the Non-Employee Directors' Stock Option Plan.

     On January 30, 2004, the Bankruptcy Court approved a bonus to Mr. Zeidman totaling $80,000 which was paid in February 2004.

Board Compensation Committee Report on Executive Compensation

     Mr. Larry E. Lenig, Jr. was the Company's president and chief executive officer for the fiscal year 2003. In 2003, Mr. Lenig's compensation was based on a set salary and performance bonus calculations as set forth in Mr. Lenig's employment and retention agreement. The retention agreement was approved by the bankruptcy court by order dated January 30, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The information presented below regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of capital stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right. As of March 25, 2004, there were 25,375,683 shares of our common stock outstanding.

     The following table sets forth, as to each current director, each person to become a current director on the effective date of the plan, each executive officer named in the summary compensation table above, each beneficial owner of 5% or more of our common stock, and all officers and directors as a group, the number of shares of common stock and the percent of such class beneficially owned as of March 25, 2004 and, the number of shares of reorganized common stock and the percent of such class that would be beneficially owned as of the effective date of the Plan.

AMOUNT AND NATURE
OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	OWNERSHIP(2)	PERCENT OF CLASS (%)

Contrarian Capital Management, L.L.C. (3) 411 West Putnam Avenue, Ste. 225 Greenwich, CT 06830	2,512,150	9.9%

Mellon HBV Alternative Strategies LLC 200 Park Avenue, Ste. 3300 New York, NY 10166	2,356,132(4)	9.3%

Robert J. Simon 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	281,574(5)	1.1%

Kevin P. Callaghan 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	211,455(6)	*

Marcia H. Kendrick 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	154,027(7)	*

Fred S. Zeidman 4265 San Felipe, Ste. 600 Houston, TX 77027	141,450(8)	*

William Lerner 423 East Beau Street Washington, PA 15301	71,420(9)	*

John E. Stieglitz Conspectus, Inc. 222 Purchase Street Rye, NY 10580	64,335(10)	*

Walter M. Craig, Jr. 1011 HWY 71 Spring Lake, NJ 07762	34,008(11)	*

Robert Knauss 5151 San Felipe, Ste. 1662 Houston, Texas 77056	10,000(12)	*

Randall D. Stilley 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	-	-

Leonard M. Goldstein 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	-	-

Robert Kelley** 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	-	-

J.D. Williams** 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	-	-

Charles H. Mouquin** 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	-	-

C. Robert Black** 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	-	-

Ned S. Holmes** 10811 S. Westview Circle Drive Building C, Ste. 100 Houston, Texas 77043	-	-

All executive officers and directors as a group (10 persons)	968,269(13)	3.7%

_________________

*	Less than 1%
**	Individual anticipated to become a director on the effective date of the Plan.

(1)	Except as otherwise noted, each named holder has, to the best of our knowledge, sole voting and investment power with respect to the shares indicated.

(2)

Includes shares that may be acquired from us within 60 days by any of the named persons upon exercise of any right. Under the Plan, any options or warrants to acquire shares of our common stock outstanding on the effective date of the Plan will be cancelled, and the holders of such options and warrants will no longer be able to exercise such options and warrants after that time. We do not anticipate that any such options or warrants will be exercised prior to the effective date of the Plan, and information with respect to beneficial ownership of reorganized common stock assumes that such options or warrants were not exercised prior to the effective date of the Plan.

(3)

Information with respect to the beneficial ownership of Contrarian Capital Management, L.L.C. is derived from its Schedule 13G dated February 12, 2004. According to its Schedule 13G, Contrarian Capital Management, L.L.C. has shared voting and dispositive power with respect to 2,512,150 shares of our common stock, representing 9.9% of the shares outstanding, and Contrarian Equity Fund, L.P. has shared voting and investment power with respect to 1,437,150 shares of our common stock, representing 5.66% of the shares outstanding. Contrarian Capital Management, L.L.C. is the general partner of Contrarian Equity Fund, L.P. Jon R. Bauer is the managing member of Contrarian Capital Management, L.L.C.

(4)

Includes: (1) 1,766,132 shares of common stock held of record by Mellon HBV Master Multi-Strategy Fund L.P., representing 6.96% of the shares outstanding; (2) 184,412 shares of common stock held of record by Mellon HBV Master Rediscovered Opportunities Fund LP, representing less than 1% of the shares outstanding; (3) 158,000 shares of common stock held of record by Distressed Recovery Master Fund Ltd., representing less than 1% of the shares outstanding; (4) 125,000 shares of common stock held of record by Mellon HBV Special Situations Fund L.P., representing less than 1% of the shares outstanding; (5) 85,000 shares of common stock held of record by Mellon HBV Capital Partners, representing less than 1% of the shares outstanding; (6) 21,037 shares of common stock held of record by HFR DS Performance Master Trust, representing less than 1% of the shares outstanding; and (7) 16,551 shares of common stock held of record by Axis-RDO Limited, representing less than 1% of the shares outstanding (collectively, the "Mellon Funds").

Mellon HBV, which is an indirect wholly-owned subsidiary of Mellon Financial Corporation, has entered into investment advisory, manager and/or sub-manager agreements that grant Mellon HBV full and complete charge of the management of all securities investment, re-investment and trading activities of each of the entities set forth above. More specifically (1) as to Mellon HBV Master Multi-Strategy Fund L.P., (a) Mellon HBV serves as investment advisor pursuant to an Investment Advisory Agreement, dated March 1, 2002 and (b) Mellon HBV Company, Ltd. ("HBV Limited"), an affiliate of Mellon HBV, serves as sole general partner; (2) as to Mellon HBV Master Rediscovered Opportunities Fund LP, (a) Mellon HBV serves as investment advisor pursuant to an Investment Advisory Agreement, dated March 1, 2002 and (b) HBV Limited serves as sole general partner; (3) as to Mellon HBV Capital Partners LP, (a) Mellon HBV serves as an investment manager pursuant to an Investment Management Agreement dated June 1, 2003 and (b)Mellon HBV Advisors LLC, an affiliate of Mellon HBV, serves as sole general partner; (4) as to Mellon HBV Special Situations Fund LP, (a) Mellon HBV serves as an investment manager pursuant to an Investment Management Agreement dated June 1, 2003 and (b) Mellon HBV II, LLC, an affiliate of Mellon HBV, serves as sole general partner with full responsibility for investment decisions except to extent it delegates power to Mellon HBV and (b) Mellon HBV serves as administrator pursuant to an Administrative Services Agreement dated August 1, 2002; (5) as to Distressed Recovery Master Fund, Ltd., Mellon HBV serves as investment advisor pursuant to an Advisory Agreement dated October 1, 2003; (6) as to HFR DS Performance Master Trust, Mellon HBV serves as trading manager pursuant to a Trading Management Agreement dated February 6, 2002; and (7) as to Axis-RDO Limited, Mellon HBV serves as sub-manager pursuant to a Sub-Management Agreement dated March 1, 2002. Accordingly, Mellon HBV has sole voting and dispositive power with respect to 2,356,132 shares of common stock.

(5)

Includes 181,667 shares which may be acquired from us within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.00 to $13.73 per share.

(6)

Includes 186,667 shares which may be acquired from us within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.00 to $13.73 per share.

(7)

Includes 116,667 shares which may be acquired from us within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options and warrants range from $11.00 to $13.73 per share.

(8)

Includes 132,250 shares which may be acquired from us within 60 days upon exercise of options. The exercise prices of the options range from $2.23 to $18.26 per share. Does not include 5,928.895 shares of common stock issuable to Mr. Zeidman under Seitel's non-employee director deferred compensation plan.

(9)

Includes 62,250 shares which may be acquired from us within 60 days upon exercise of options. The exercise prices of the options range from $11.00 to $18.26 per share. Does not include 5,928.895 shares of common stock issuable to Mr. Lerner under Seitel's non-employee director deferred compensation plan.

(10)

Includes 52,250 shares which may be acquired from us within 60 days upon exercise of options and common stock purchase warrants. The exercise prices of the options range from $11.00 to $18.26 per share. Does not include 5,928.895 shares of common stock issuable to Mr. Stieglitz under Seitel's non-employee director deferred compensation plan.

(11)

Includes 32,250 shares which may be acquired from us within 60 days upon exercise of options. The exercise prices of the options range from $11.00 to $18.26 per share. Does not include 5,928.895 shares of common stock issuable to Mr. Craig under Seitel's non-employee director deferred compensation plan.

(12)	Includes 10,000 shares which may be acquired from us within 60 days upon exercise of options at an exercise price of $2.09 per share.

(13)

Includes an aggregate of 797,135 shares which may be acquired from us within 60 days upon exercise of options, by the group of ten persons which comprises all executive officers and directors. The exercise prices of the options and warrants range from $2.09 to $18.26 per share.

Item 13.    Certain Relationships and Related Transactions

     The following is a summary of our transactions from January 1, 2003 through the date of this annual report among our company and its directors, executive officers, beneficial owners of more than 5% of any class of its current or former voting securities, and certain entities with which the foregoing persons are affiliated or associated.

Transactions with Helm Capital Group, Inc.

     Seitel entered into a number of transactions with Helm Capital Group, Inc. and its subsidiaries when a Helm executive officer was a director of Seitel. As of February 2002, the Helm executive officer ceased being a director of Seitel. Seitel owed Helm $16,000 as of December 31, 2002, for sales of seismic data and for general and administrative expenses paid by Helm on behalf of Seitel. No amounts were owed at December 31, 2003. Seitel incurred charges of $88,000 and $175,000, for these general and administrative expenses during 2002 and 2001, respectively. No such costs were incurred in 2003. It is not anticipated that Seitel will incur any general and administrative expenses paid by Helm on behalf of Seitel in future years.

Loans to Employees

     On October 2, 1998, Seitel granted five-year loans at an interest rate of 4% to many of its employees for the purchase of an aggregate of 794,300 shares of common stock at the then market price of $10.3125 per share and options to purchase a like number of shares of common stock at an exercise price of $11.75 per share. Payment of 60% of the loan amount plus accrued interest was made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% was due on October 2, 2003. Loans were made to Mr. Simon, President of Seitel Data, Ltd., amounting to $515,625, to Mr. Callaghan, our chief operating officer , amounting to $192,031 and to Ms. Kendrick, our acting chief financial officer, amounting to $257,813. The largest aggregate amounts of principal and interest outstanding on such loans since January 1, 2003, were approximately $262,000 for Mr. Simon, $52,000 for Mr. Callaghan and $131,000 for Ms. Kendrick. As of October 2003, the aggregate amounts of principal and interest outstanding on such loans to Messrs. Simon and Callaghan and Ms. Kendrick had been paid in full.

     In October 2001, Seitel guaranteed an institutional loan totaling $600,000 to Kevin Fiur, its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of Mr. Fuir's separation agreement, a portion of the amount outstanding was paid and he is required to make annual installments of $60,000 with a maturity date of November 13, 2006. The outstanding and unpaid principal balance on the loan was $193,000 on March 25, 2004. The loan is presently current and is not otherwise in default.

     During 2001, Mr. Frame and Ms. Debra Valice, two former executive officers of Seitel, received advances against bonus and commission payments that were contingent upon achieving pre-tax profits goals during 2001. The pre-tax profits goals were not met in 2001. Seitel initially determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes; however, the repayment of the note from Mr. Frame and certain other matters are the subject of pending litigation proceedings between Seitel and Mr. Frame. The repayment of the note from Ms. Valice and certain other matters were the subject of litigation proceedings between Ms. Valice and Seitel which proceedings have been settled, resulting in the forgiveness of such debt by Seitel. The SEC has informed Seitel that it has issued a formal order of investigation relating to the events surrounding the advances and other matters concerning Mr. Frame. The U.S. Attorney's Office for the Southern District of Texas was also investigating these events. For additional information concerning the pending matter involving Seitel and Mr. Frame, please see "Business-Legal Proceedings."

     Seitel instituted an action against Mr. Pearlman, Seitel's former chairman of the board, seeking a declaratory judgment with respect to his employment agreement. Mr. Pearlman asserted various counterclaims. On May 9, 2003, this litigation was settled under an agreement that provided Mr. Pearlman $485,000 for certain out-of-pocket costs and expenses, payment to him of $1 million and issuance of a note to him in the amount of $735,000 payable in equal installments over a period of 10 years. Under the Plan, the Pearlman note will be reaffirmed or reissued, Pearlman was allowed to file claims, if any, that he sought to assert and, except as amended by the Plan, with respect to certain indemnity obligations, Seitel will perform its obligation under the settlement.

Transactions with Mellon HBV and Standby Purchasers

     On the effective date of the Plan, we will enter into a Standby Purchase Agreement with Mellon HBV, which beneficially owns approximately 9.28% of the outstanding shares of our common stock. Under this agreement, Mellon HBV, for itself and on behalf of certain affiliated funds and managed accounts, will purchase from us on the Guaranty Performance Date, at 60 cents per share, up to 125,000,000 shares of our reorganized common stock (representing the maximum number of shares subject to the Stockholder Warrants) not purchased upon the exercise of the Stockholder Warrants, at a maximum aggregate purchase price of $75 million. Mellon HBV will have the right to designate additional standby purchasers to participate in the purchase of those shares not purchased upon the exercise of the stockholder warrants.

     Mellon HBV has agreed to purchase any and all shares of reorganized common stock required to be purchased under the standby purchase agreements to the extent any of the other Standby Purchasers for any reason breach their obligations to purchase shares of reorganized common stock thereunder. Accordingly, even if the Stockholder Warrants are not exercised in full before they expire thirty days after the effective date, we are assured to receive proceeds of $75 million, before deducting the expenses payable by us and currently estimated to be approximately $2.2 million. From and after the effective date of the Plan, the obligations of the Standby Purchasers under the standby purchase agreements will not be subject to any conditions, other than our obligation to pay certain expenses of the Standby Purchasers and the absence of any claim, action, suit, investigation, litigation or proceeding pending or threatened that would restrict the performance by the Standby Purchasers of their obligations thereunder.

     As consideration for the Standby Purchase Agreement, we have agreed to permit Mellon HBV to designate two members of Seitel's initial seven person staggered board of directors to serve as of the effective date of the Plan. A third director will be selected by mutual agreement of Mellon HBV, the Official Equity Committee and our chairman of the board of directors. In addition, whether or not the Standby Purchasers are required to purchase any shares of reorganized common stock under the standby purchase agreements, we will issue to the Standby Purchasers on the Guaranty Performance Date warrants to purchase up to 15,037,568 shares of reorganized common stock, representing 9.10% of the issued and outstanding shares of reorganized common stock on a fully-diluted basis, without giving effect to the issuance of up to 5% of our fully diluted shares of reorganized common stock reserved for issuance under our 2004 omnibus stock option plan. Such warrants will be issued to each Standby Purchaser on a pro rata basis according to each Standby Purchaser's respective investment obligation. Such warrants will (1) become exercisable on the Guaranty Performance Date, (2) expire on the seventh anniversary of the Guaranty Performance Date, (3) be transferable, and (4) have an exercise price of 72 cents per share.

     If and to the extent the managing underwriter for our contemplated private placement of new senior notes recommends by written notice to us not later than the effective date of the Plan that we escrow the net proceeds of that offering, then Mellon HBV, upon the written request of the holders of our senior unsecured notes delivered not later than the third day after the effective date of the Plan, will obtain at our expense an irrevocable standby letter of credit to secure all performance obligations, if any, of the Standby Purchasers under the standby purchase commitment.

Right of Seitel's Chairman of the Board to Appoint Directors of Seitel

     Please see "Directors and Executive Officers of the Registrant-Change in Procedures for Nominating Directors" for a discussion relating to the right of Fred S. Zeidman, Seitel's chairman of the board, to appoint directors of Seitel as provided for under the Plan.

Retention and Change of Control Agreement with Former Executive

     Effective January 1, 2004, we entered into a retention and change of control agreement with Larry E. Lenig, Jr., Seitel's former chief executive officer and president, relating to his service in those capacities. That agreement entitled Mr. Lenig to receive the following compensation and employee benefits: (1) a base salary of $420,000 per year; (2) a bonus of up to $200,000, based on Mr. Lenig's service in 2003; (3) on June 30, 2004, or the effective date of the Plan, whichever occurred earlier, if Seitel's board of directors determined to terminate Mr. Lenig's employment without cause, or if Mr. Lenig resigned due to his determination, in his sole discretion, that his ability to work with our board of directors after the effective date of the Plan would be impaired, the sum of $250,000, plus $35,000 for each full and partial month that Mr. Lenig was employed since January 1, 2004 prior to the termination; and (4) other employee benefits generally available to our employees. In addition, we agreed to indemnify Mr. Lenig for any claim made against him as an employee or officer, except for claims resulting from Mr. Lenig's willful misconduct and gross negligence. The agreement was approved by the bankruptcy court by order dated January 30, 2004. Mr. Lenig was paid a $200,000 bonus at that time. Mr. Lenig left the employ of Seitel on February 17, 2004, as anticipated, following completion of the structuring and negotiation of the Plan, and he was paid $477,500 in accordance with the terms of his retention agreement.

Item 14. Principal Accountant Fees and Services

     The Audit Committee, or a designated member thereof, pre-approves audit and non-audit services rendered to the Company by its independent auditors. If pre-approval authority is delegated, the delegate must report back to the Audit Committee at the first Audit Committee meeting following any approval.

     The following table presents fees paid to Ernst & Young LLP, the company's independent auditors, for the fiscal years ended December 31, 2003 and 2002.

	Fiscal Year	Fiscal Year
	2003	2002

Audit Fees(a)	$605,000	$949,000
Audit-Related Fees(b)	31,620	39,000
Tax Fees	-	-
All Other Fees	-	-

Total	$636,620	$988,000

(a)

Includes fees billed for professional services rendered for (i) the audit of the Company's consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

(b)	Includes fees billed for professional services rendered for (i) the audit related to our benefit plan and (ii) consultation on compliance with Sarbanes-Oxley act of 2002.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report		Page

	(1)	Financial Statements:

		Report of Independent Auditors	F-1
		Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the years ended
		December 31, 2003, 2002, and 2001	F-4
Consolidated Statements of Stockholders' Equity for the years ended
		December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the years ended
		December 31, 2003, 2002 and 2001	F-6
		Notes to Consolidated Financial Statements	F-7

	(2)	Schedule II - Valuation and Qualifying Accounts	115

	(3)	Exhibits:
2.1		Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, filed January 17, 2004 (Case No. 03-12227 (PJW)).(27)
2.2	*	Findings of Fact, Conclusions of Law and Order Confirming Debtors' Third Amended Joint Plan Reorganization Under Chapter 11 of the Bankruptcy Code, as Modified (Case No. 03-12227 (PJW).
3.1		Certificate of Incorporation of the Company filed May 7, 1982 and Amendment to Certificate of Incorporation filed April 25, 1984(1)
3.2		Amendment to Certificate of Incorporation filed August 4, 1987(27)
3.3		Amendment to Certificate of Incorporation filed January 18, 1989(16)
3.4		Amendment to Certificate of Incorporation filed July 13, 1989(16)
3.5		Amendment to Certificate of Incorporation filed August 3, 1993(16)
3.6		Amendment to Certificate of Incorporation filed November 21, 1997(20)
3.7		Amended and Restated By-Laws of Seitel, Inc. effective July 26, 2000(11)
4.1		Specimen of Common Stock Certificate(1)
4.2	**	Form of Certificate of Common Stock of the Company.(27)
4.3	**

Form of Warrant Agent Agreement by and between the Company and American Stock Transfer and Trust Company and Form of Warrant Certificate of the Company attached as Exhibit A to the Warrant Agent Agreement (27)

4.4	**	Form of Registration Rights Agreement by and between the Company and the Standby Purchaser (27)
4.5	**

Form of Guarantor Warrant Agent Agreement by and between the Company and American Stock Transfer and Trust Company and Form of Funding Guarantor Warrant attached as Exhibit A to the Guarantor Warrant Agent Agreement (27)

4.6		Form of Promissory Note for Employee Stock Purchase dated July 21, 1992(16)
4.7		Form of Subscription Agreement for Employee Stock Purchase dated July 21, 1992(16)
4.8		Form of Pledge for Employee Stock Purchase dated July 21, 1992(16)
4.9		Form of Warrant Certificate granted under the 1994 Warrant Plans(3)
4.10		Form of Warrant Certificate granted under the 1995 Warrant Reload Plan(4)
4.11		Form of Executive Warrant Certificate granted to certain employees of the
Company in November 1997 and expiring in November 2004(20)
4.12		Form of Departure Warrant granted to certain employees of the Company in August 1997(5)
4.13		Amended and Restated 1998 Employee Stock Purchase Plan(8)
4.14		Form of Employment Warrant granted to an employee of the Company in
November 1999 and expiring in November 2009(10)
4.15		Note Purchase Agreement dated as of December 28, 1995, between the Company and the Series A Purchasers, the Series B Purchasers and the Series C Purchasers (16)
4.16		First Amendment to Note Purchase Agreement dated as of February 12, 1999 between the Company and Senior Noteholders as of December 28, 1995 (7)
4.17		Second Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (8)
4.18		Third Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (9)
4.19		Fourth Amendment, dated as of October 15, 2001, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders (15)
4.20		Fifth Amendment, dated as of March 27, 2002, to the Separate Note Purchase Agreements, dated as of December 28, 1995, among Seitel, Inc. and the Noteholders(15)
4.21	*	Note Purchase Agreement dated as of February 12, 1999, between the Company and the Series D Purchasers, the Series E Purchasers and the Series F Purchasers
4.22		First Amendment, dated as of July 14, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (8)
4.23		Second Amendment, dated as of November 22, 1999, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (9)
4.24		Third Amendment, dated as of October 15, 2001, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (15)
4.25		Fourth Amendment, dated as of March 27, 2002, to the Separate Note Purchase Agreements, dated as of February 12, 1999, among Seitel, Inc. and the Noteholders (15)
4.26		Note Purchase Agreement dated as of October 15, 2001, between the Company and the Series G Purchasers, the Series H Purchasers and the Series I Purchasers (14)
4.27

Standstill and Amendment Agreement, dated effective as of June 21, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto (16)

4.28

Standstill and Amendment Agreement, dated effective as of July 17, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto (17)

4.29

Second Standstill and Amendment Agreement, dated as of October 15, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto (18)

4.30

Third Standstill and Amendment Agreement, dated as of December 2, 2002, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto (19)

4.31

Amendment to Third Standstill and Amendment Agreement, dated as of February 28, 2003 by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto (21)

4.32

Second Amendment to Third Standstill and Amendment Agreement, dated as of April 10, 2003, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto (22)

4.33

Third Amendment to Third Standstill and Amendment Agreement, dated as of May15, 2003, by and among Seitel, Inc., various of its subsidiaries parties thereto and those Senior Noteholders of Seitel, Inc. parties thereto (23)

10.1		1993 Incentive Stock Option Plan of the Company(16)
10.2		Amendment No. 1 to the Seitel, Inc. 1993 Incentive Stock Option Plan(16)
10.3		Statement of Amendments effective November 29, 1995, to the Seitel, Inc. 1993 Incentive Stock Option Plan(16)
10.4		Statement of Amendments effective April 22, 1996, to the Seitel, Inc. 1993 Incentive Stock Option Plan(16)
10.5		Amendment to the Seitel, Inc. 1993 Incentive Stock Option Plan effective December 31, 1996(16)
10.6		Amendment to Limit Options Granted to a Single Participant under the Seitel, Inc. 1993 Incentive Stock Option Plan(20)
10.7		Amendment to Increase Number of Shares Available for Granting Options under the Seitel, Inc. 1993 Incentive Stock Option Plan(20)
10.8		Non-Employee Directors' Stock Option Plan of the Company(16)
10.9		Amendment to the Seitel, Inc. Non-Employee Directors' Stock Option Plan effective December 31, 1996(16)
10.10		Seitel, Inc. Non-Employee Directors' Deferred Compensation Plan(16)
10.11		Non-Employee Directors' Retirement Plan(8)
10.12		Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan(16)
10.13		Amendment to the Seitel, Inc. Amended and Restated 1995 Warrant Reload Plan effective December 31, 1996 (16)
10.14		2000 Stock Option Plan of the Company(12)
10.15		Seitel, Inc. 2001 Inducement Stock Option Plan (13)
10.16		Seitel, Inc. 2001 Non-Officer Stock Option Plan (13)
10.17	**	Form of 2004 Stock Option Plan (27)
10.18		The Company's 401(k) Plan adopted January 1, 1998 (20)
10.19		Promissory Note, dated May 13, 2003, issued by the Company to Herbert Pearlman in the amount of $735,000 (27)
10.20		Incentive Compensation Agreement (16)
10.21		Employment Agreement, dated February 17, 2004, by and between Randall D. Stilley and the Company (27)
10.22		Purchase and Sale Agreement between DDD Energy, Inc. and Rising Star Energy, L.L.C., dated July 3, 2002 (16)
10.23		Revolving Credit Agreement, dated as of January 12, 2004, between Olympic Seismic Ltd. and Royal Bank of Canada (27)
10.24	*	Commitment Letter, dated as of March 17, 2004, by and between the Company and Wells Fargo Foothill, Inc.
10.25		Loan and Security Agreement, dated as of June 24, 2003, among Seitel, Inc. and each of its subsidiaries signatory thereto, and Wells Fargo Foothill, Inc.(24)
10.26		Standby Funding Commitment Letter, dated January 5, 2004, between Seitel, Inc. and Mellon HBV Alternative Strategies LLC (26)
10.27	*(**)	Form of Standby Purchase Agreement by and between the Company and Mellon HBV
Alternative Strategies LLC
21.1	*	Subsidiaries of the Company
23.1	*	Consent of Ernst & Young LLP
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002
99.1	**	Form of Amended and Restated Certificate of Incorporation of the Company (27)
99.2	**	Form of Amended and Restated Bylaws of the Company (27)
99.3

Final Judgment of Permanent Injunction entered on June 16, 2003 by the United States District Court for the Southern District of Texas (Houston Division) in the civil action titled: Securities and Exchange Commission v. Paul A. Frame and Seitel, Inc., and that certain Consent to Entry of Permanent Injunction relating thereto and executed on May 16, 2003 by the Company (27)

99.4	*	Consent of Randall D. Stilley
99.5	*	Consent of Robert Kelley
99.6	*	Consent of J.D. Williams
99.7	*	Consent of Charles H. Mouquin
99.8	*	Consent of Ned S. Holmes
99.9	*	Consent of C. Robert Black
____________
*	Filed herewith
**	This document will only become effective on or after the effective date of the Plan.
(1)	Incorporated by reference to the Company's Registration Statement, as amended, on Form S-1,
No. 2-92572 as filed with the Securities and Exchange Commission on August 3, 1984.
(2)	Incorporated by reference to Post-Effective Amendment No. 2 to the Company's Registration
Statement on Form S-2, File No. 33-32838, as filed with the Securities and Exchange Commission on October 10, 1991.
(3)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-89934 as
filed with the Securities and Exchange Commission on March 2, 1995.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-01271
as filed with the Securities and Exchange Commission on February 28, 1996.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-64557
as filed with the Securities and Exchange Commission on September 29, 1998.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1998.
(7)	Incorporated by reference to the Company's Form 10-Q for the year ended March 31, 1999.
(8)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 1999.
(10)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.
(11)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000.
(12)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000.
(13)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001.
(14)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K/A Amendment No. 1 for the
year ended December 31, 2001.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K/A Amendment No. 3 for the
year ended December 31, 2001.
(17)	Incorporated by reference to the Company's Form 8-K filed on July 23, 2002.
(18)	Incorporated by reference to the Company's Form 8-K filed on October 30, 2002.
(19)	Incorporated by reference to the Company's Form 8-K filed on December 5, 2002.
(20)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
December 31, 2002.
(21)	Incorporated by reference to the Company's Form 8-K filed on March 4, 2003.
(22)	Incorporated by reference to the Company's Form 8-K filed on April 11, 2003.
(23)	Incorporated by reference to the Company's Form 8-K filed on May 16, 2003.
(24)	Incorporated by reference to the Company's Form 8-K filed on July 22, 2003.
(25)	Incorporated by reference to the Company's Form 8-K filed on August 11, 2003.
(26)	Incorporated by reference to the Company's Form 8-K filed on January 12, 2004.
(27)	Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-113446,
as filed with the Securities and Exchange Commission on March 10, 2004.

(b) Reports on Form 8-K

(1) The Company filed a current report on Form 8-K, dated November 6, 2003, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings.

(2)

The Company filed a current report on Form 8-K, dated November 17, 2003, containing information pursuant to Items 5 and 7, regarding the Company's earnings release for the third quarter and nine month 2003 results

(3)

The Company filed a current report on Form 8-K, dated December 8, 2003, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings, including the auction process proposed and settlement of the class action litigation initiated by certain shareholders in April 2002.

(4)

The Company filed a current report on Form 8-K, dated December 31, 2003, containing information pursuant to Items 5 and 7, regarding the Company's negotiations to file an amended plan of reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

		SEITEL, INC.

		By:	/s/	Randall D. Stilley

				Randall D. Stilley
				Chief Executive Officer and President

		Date:		March	30,	2004

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature		Title				Date

/s/	Fred S. Zeidman	Chairman of the Board of Directors				March	30,	2004

	Fred S. Zeidman

/s/	Randall D. Stilley	Chief Executive Officer and President				March	30,	2004
		(Principal Executive Officer)
	Randall D. Stilley

/s/	Walter M. Craig, Jr.	Director				March	30,	2004

	Walter M. Craig, Jr.

/s/	William Lerner	Director				March	30,	2004

	William Lerner

/s/	John Stieglitz	Director				March	30,	2004

	John Stieglitz

/s/	Robert Knauss	Director				March	30,	2004

	Robert Knauss

/s/	Marcia H. Kendrick	Acting Chief Financial Officer and Chief Accounting				March	30,	2004
		Officer (Principal Financial and Accounting Officer)
	Marcia H. Kendrick

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Seitel, Inc.:

     We have audited the accompanying consolidated balance sheets of Seitel, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seitel, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes A and B in the accompanying consolidated financial statements, on July 21, 2003, the Company and its wholly-owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. Management's reorganization plans are also described in Note B. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note C in the consolidated financial statements, effective January 1, 2002, the Company changed its method of recording amortization expense relative to its seismic data library.

/s/ ERNST & YOUNG LLP

Houston, Texas

March 26, 2004

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,

	2003	2002

ASSETS

Cash and equivalents	$44,362	$21,517
Restricted cash	202	4,469
Receivables
Trade, less allowance for doubtful accounts of $799 and $834 at
December 31, 2003 and 2002, respectively	37,461	34,536
Notes and other	12,047	14,372

Seismic data library (Note C)	858,027	809,168
Less: Accumulated amortization	(610,486)	(524,772)

Net seismic data library	247,541	284,396

Property and equipment, at cost	32,901	30,399
Less: Accumulated depreciation and amortization	(17,470)	(10,610)

Net property and equipment	15,431	19,789

Oil and gas operations held for sale (Note D)	1,552	656
Investment in marketable securities	99	5
Deferred income taxes (Note E)	-	11,322
Prepaid expenses, deferred charges and other	8,394	7,074

TOTAL ASSETS	$367,089	$398,136

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)

	December 31,

	2003	2002

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Accounts payable	$6,330	$13,604
Accrued liabilities	8,820	15,451
Employee compensation payable	2,264	2,336
Income taxes payable	-	916
Oil and gas operations held for sale (Note D)	17	94
Debt (Note F)
Senior Notes	-	255,000
Term loans	5,417	8,622
Obligations under capital leases (Note G)	6,571	8,439
Financial guaranty	-	554
Deferred income taxes (Note E)	1,953	-
Deferred revenue (Note A)	58,876	56,084
Liabilities subject to compromise	273,119	-

TOTAL LIABILITIES	363,367	361,100

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $.01 per share; authorized 50,000,000 shares; issued
and outstanding 25,811,601 at December 31, 2003 and 2002	258	258
Additional paid-in capital	166,630	166,630
Retained deficit	(159,731)	(121,793)
Treasury stock, 435,918 shares at cost at December 31, 2003 and 2002	(5,373)	(5,373)
Notes receivable from officers and employees for stock purchases	(124)	(1,178)
Accumulated other comprehensive income (loss)	2,062	(1,508)

TOTAL STOCKHOLDERS' EQUITY	3,722	37,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,089	$398,136

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Year Ended December 31,

	2003	2002	2001

REVENUE	$131,465	$149,795	$115,238

EXPENSES:
Depreciation and amortization	82,638	129,856	49,448
Cost of sales	815	928	1,196
Selling, general and administrative	29,678	71,732	34,805
Impairment of seismic data library	29,959	82,964	-

	143,090	285,480	85,449

INCOME (LOSS) FROM OPERATIONS	(11,625)	(135,685)	29,789
Interest expense	(20,526)	(21,248)	(14,245)
Interest and other income	576	392	784
Gain on extinguishment of liabilities	681	-	-
Reorganization items (Note B)	(5,984)	-	-
Loss on sale of marketable securities	-	(332)	-

Income (loss) from continuing operations before
income taxes and cumulative effect of change in	(36,878)	(156,873)	16,328
accounting principle
Provision (benefit) for income taxes	2,199	(18,304)	6,748

Income (loss) from continuing operations before cumulative effect
of change in accounting principle	(39,077)	(138,569)	9,580
Discontinued operations:
Income (loss) from operations (including gain (loss) from
disposal of $985 and $(60,172) in 2003 and 2002,
respectively) before income taxes	1,139	(62,709)	(37,805)
Income tax benefit	-	-	(13,232)

Income (loss) from discontinued operations	1,139	(62,709)	(24,573)

Cumulative effect of change in accounting principle, net of tax
benefit of $5,994 in 2002	-	(11,162)	-

NET LOSS	$(37,938)	$(212,440)	$(14,993)

Earnings (loss) per share:(1)
Basic:
Income (loss) from continuing operations	$(1.54)	$(5.48)	$.38
Income (loss) from discontinued operations	.04	(2.48)	(.98)
Cumulative effect of change in accounting principle	-	(.44)	-

Net income (loss)	$(1.50)	$(8.40)	$(.60)

Diluted:
Income (loss) from continuing operations	$(1.54)	$(5.48)	$.37
Income (loss) from discontinued operations	.04	(2.48)	(.95)
Cumulative effect of change in accounting principle	-	(.44)	-

Net income (loss)	$(1.50)	$(8.40)	$(.58)

Weighted average number of common and common equivalent
shares:
Basic	25,376	25,300	24,986

Diluted	25,376	25,300	25,692

(1)

For pro forma disclosure of earnings and earnings per share information related to the 2002 change in accounting principle for seismic data library amortization as if it had been in effect in 2001, see Note C.

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Accumulated
								Notes	Other
								Receivable	Compre-
	Compre-	Common Stock		Additional		Treasury Stock		from	hensive
	hensive			Paid-In	Retained			Officers &	Income
	Income	Shares	Amount	Capital	Earnings	Shares	Amount	Employees	(Loss)

Balance, December 31, 2000		25,306,517	$253	$159,543	$106,617	(635,918)	$(7,667)	$(4,965)	$(191)
Net proceeds from issuance of
common stock upon exercise
of options		504,086	5	6,398	-	-	-	-	-
Tax reduction from exercise of
stock options		-	-	515	-	-	-	-	-
Treasury stock purchased		-	-	-	-	(100,000)	(1,405)	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	1,189	-
Net loss	$(14,993)	-	-	-	(14,993)	-	-	-	-
Foreign currency translation
adjustments	(1,733)	-	-	-	-	-	-	-	(1,733)
Unrealized gain on marketable
securities net of income tax
expense of $14	21	-	-	-	-	-	-	-	21

Comprehensive loss	$(16,705)

Balance, December 31, 2001		25,810,603	258	166,456	91,624	(735,918)	(9,072)	(3,776)	(1,903)
Net proceeds from issuance
of common stock upon
exercise of options		998	-	9	-	-	-	-	-
Tax reduction from exercise of
stock options		-	-	165	-	-	-	-	-
Issuance of common stock in
connection with employee
agreements		-	-	-	(977)	300,000	3,699	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	751	-
Allowance for notes receivable		-	-	-	-	-	-	1,847	-
Net loss	$(212,440)	-	-	-	(212,440)	-	-	-	-
Foreign currency translation
adjustments	89	-	-	-	-	-	-	-	89
Unrealized gain on marketable
securities	1	-	-	-	-	-	-	-	1
Reclassification adjustment for
losses included in income, net
of tax benefit of $75	305	-	-	-	-	-	-	-	305

Comprehensive loss	$(212,045)

Balance, December 31, 2002		25,811,601	258	166,630	(121,793)	(435,918)	(5,373)	(1,178)	(1,508)
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	1,054	-
Net loss	$(37,938)	-	-	-	(37,938)	-	-	-	-
Foreign currency translation
adjustments	3,499	-	-	-	-	-	-	-	3,499
Unrealized gain on marketable
securities	71	-	-	-	-	-	-	-	71

Comprehensive loss	$(34,368)

Balance, December 31, 2003		25,811,601	$258	$166,630	$(159,731)	(435,918)	$(5,373)	$(124)	$2,062

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(37,938)	$(212,440)	$(14,993)
Loss (income) from discontinued operations, net of tax	(1,139)	62,709	24,573
Cumulative effect of change in accounting principle, net of tax	-	11,162	-
Depreciation and amortization	82,638	130,343	49,461
Impairment of seismic data library	29,959	82,964	-
Allowance for collection of trade receivables	252	650	30
Allowance for collection of notes and other receivables	-	9,512	-
Deferred income tax provision (benefit)	13,275	(5,679)	(5,142)
Non-cash sales	(16,540)	(52,525)	(18,219)
Loss on sale of marketable securities	-	332	-
Amortization of deferred financing costs	482	514	398
Write off of deferred financing costs	-	321	-
Gain on extinguishment of debt	(681)	-	-
Loss (Gain) on sale of property and equipment	12	(80)	-
Common stock issued as compensation	-	444	-
(Increase) decrease in receivables	(1,702)	208	5,499
(Increase) decrease in other assets	(1,129)	2,190	(3,136)
Increase (decrease) in deferred revenue	1,362	(9,832)	(4,134)
Increase (decrease) in accounts payable and other liabilities	11,463	923	(3,570)

Net cash provided by operating activities of continuing operations	80,314	21,716	30,767

Cash flows from investing activities:
Cash invested in seismic data	(52,106)	(40,986)	(71,922)
Cash paid to acquire property and equipment	(844)	(8,933)	(7,643)
Cash received from disposal of property and equipment	15	2,540	-
Net proceeds from sale of marketable securities	-	2,490	-
Decrease (increase) in restricted cash	4,267	(4,469)	-

Net cash used in investing activities of continuing operations	(48,668)	(49,358)	(79,565)

Cash flows from financing activities:
Borrowings under line of credit	-	20,274	112,771
Principal payments under line of credit	-	(21,579)	(151,440)
Borrowings on term loans	-	3,104	10,000
Principal payments on term loans	(3,421)	(3,885)	(625)
Principal payments on capital lease obligations	(2,372)	(1,264)	(110)
Proceeds from issuance of senior notes	-	-	107,000
Principal payments under senior notes	-	-	(18,333)
Proceeds from issuance of common stock	-	9	6,437
Costs of debt and equity transactions	(431)	-	(1,148)
Repurchase of common stock	-	-	(1,405)
Buyout of financial guaranty	(325)	-	-
Loans to officers, employee and director	(161)	(65)	(3,194)
Payments on notes receivable from officers, employees and director	1,064	776	1,302

Net cash provided by financing activities of continuing operations	(5,646)	(2,630)	61,255
Effect of exchange rate changes	(3,376)	138	(1,804)
Net cash provided by (used in) discontinued operations	221	26,428	4,354

Net increase (decrease) in cash and equivalents	22,845	(3,706)	15,007
Cash and equivalents at beginning of period	21,517	25,223	10,216

Cash and equivalents at end of period	$44,362	$21,517	$25,223

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE A-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations:    Seitel, Inc. (the "Company") has ownership in an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The main geographic regions of the Company's focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, northern Louisiana, Mississippi, eastern Texas, the Rocky Mountain region and western Canada. The majority of the Company's seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its wholly owned subsidiaries, Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd. (collectively, "Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

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

     Substantial Doubt About the Company's Ability to Continue as a Going Concern:   The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (see "Note B-Reorganization Proceedings").  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business. On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 5, 2004. On March 18, 2004, the Bankruptcy Court confirmed the Plan. Under the Plan, all of the Company's outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any secured claims that are reinstated under the Plan. The Plan further provides that the Company will receive $75 million of new equity as a result of the exercise of the reorganized common stock purchase warrants and/or the sale of shares under the standby purchase agreement. Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds of not less than $180 million from the Company's anticipated institutional offering of new senior unsecured notes, and (iii) available cash and equivalents of not less than $35 million. Certain conditions, as fully described in "Note B-Reorganization Proceedings", are required for the Plan to become effective. The consolidated financial statements reflect the amounts as of December 31, 2003, which the Company believes will ultimately be paid to settle liabilities and contingencies that may be allowed in bankruptcy, including interest. There can be no assurance that the transactions will be consummated in the way contemplated under the Plan, or that the Company will emerge from its reorganization proceedings as contemplated under the Plan.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Contractual Obligations:     As of December 31, 2003, the Company had approximately $272.3 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):
		Payments due by period

					2007 and
Contractual cash obligations	Total	2004	2005	2006	thereafter

Debt obligations (Note F) (1)	$260,863	$260,448	$37	$38	$340
Capital lease obligations (Note G)	6,571	1,476	2,434	34	2,627
Operating lease obligations (Note G)	4,910	1,001	963	679	2,267

Total contractual cash obligations	$272,344	$262,925	$3,434	$751	$5,234

(1)

As described in Note F, these debt obligations have contractual maturities ranging from 2003 to 2011. The Company is not in compliance with certain of the covenants related to this debt and the holders of $255 million of such debt have accelerated the maturity thereof. Pursuant to the Company's Plan of Reorganization, $260.4 million of this debt will be paid in full in 2004; therefore, the maturities have been reflected as due in 2004.

     As a result of the bankruptcy filing discussed in Note B below, the rights of and ultimate payments related to certain of these contractual obligations may be substantially altered.

     Gain on Extinguishment of Liabilities:    In 2003, the Company negotiated settlement of certain liabilities for less than the amounts previously recorded in the financial statements. The resulting gain of $681,000 has been reflected as a gain on extinguishment of liabilities in the accompanying consolidated statements of income for the year ended December 31, 2003.

     Use of Estimates and Assumptions:    In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.

     The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for its seismic data library. In addition, management adopted a new accounting principle and revised several of the key assumptions and estimates in the accounting for the Company's seismic data library in 2002 and recorded significant impairment charges in 2003 and 2002 (see Note C).

     The Company's accounting for its seismic data library requires it to make significant estimates and assumptions relative to future sales and cash flows from such library. These cash flows impact future amortization rates, as well as impairment charges, and the cash flows are highly subjective. The Company estimates future revenue primarily by analyzing the historical revenue trends generated by its existing seismic data library. Any changes in the Company's estimates or underlying assumptions will impact the Company's income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses. In addition, based on future events, the Company may make changes in the estimated useful life of the asset. Changes in the underlying assumptions regarding future sales and cash flows from the library or revisions to its estimated useful life may cause the Company's prospective amortization expense to decrease or increase materially and may also result in significant impairment losses being recognized. If such changes or revisions take place in the future, the effect on the Company's reported results could be significant to any particular reporting period.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data acquired and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses. These transactions are valued at the fair value of the data received by the Company or licenses granted by the Company, whichever is more readily determinable. In addition, in exchanges valued at $500,000 or more, the Company obtains third-party concurrence to support its estimate of the fair value of the transactions. The Company's estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

     Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. To the extent management's estimates and assumptions change in the future, the Company's future profitability may improve or decline significantly based on such changes.

     Revenue Recognition:

     Revenue from Data Acquisition

      Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. The Company outsources the substantial majority of the work required to complete data acquisition projects to third party contractors. The Company's payments to these third party contractors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. The stages of this work often occur concurrently. Throughout the creation period, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally less than nine months, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends.

     Revenue from Data Licenses

     The Company licenses data from its seismic data library to customers to review for a limited period of time or to hold long-term under four basic forms of contracts.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

     The usage of all data delivered to the customer, whether for review only or to hold long-term, is governed by a license agreement, which is a separate agreement from the sales contracts that are described above. The Company's contracts require the customer either to have a license agreement in place or to execute one at the time the contract is signed. The license agreement governs all data delivered to the customer during the term. Payment terms under the contracts vary from 30 days to 18 months depending on the size of the transaction. All payments due are non cancelable and all payments made are non-refundable. The customer has access to all available data covered by the contracts on the date the contract is executed. If the contract allows licensing of data that is not currently available, revenue is deferred until such time that the data is available for licensing. The contracts permit selection of the data in its present form, and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included, in which case revenue with respect to such data would be deferred until performance is met. Copies of the data are available to the customer immediately upon request.

     The Company recognizes revenue from licensing of seismic data when the Company has contracted with the customer for a fixed sales price; a licensing agreement is in place; the customer has selected specific data under the terms of the contract or the contract has expired without full selection having occurred; and collectibility of the sales price is reasonably assured. The Company recognizes revenue for the particular data selected as each specific selection of data is made by the customer. If selections are not completed by the expiration date of the contract, the Company recognizes any remaining revenue under that contract. In each case (selection or expiration), the earnings process is complete. The Company does not recognize revenue for amounts billed in advance of being earned until the aforementioned criteria are met. For revenue that is deferred, the Company defers the direct costs (primarily commissions) related to the revenues. Revenue from licensing of seismic data is presented net of revenue shared with other entities.

     Revenue from Non-Monetary Data Licenses

     In certain cases, the Company grants its customer a non-exclusive license to selected data from its library in exchange for ownership of seismic data from the customer. Occasionally, in connection with specific data acquisition contracts, the Company receives both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. The data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary data exchanges.

     In non-monetary exchange transactions, the Company records a data library asset for the seismic data acquired at the time the contract is entered into and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses, that is, when the data is selected by the customer, or revenue from data acquisition, as applicable. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Company determines fair value of data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In significant exchanges, the Company obtains concurrence from an independent third party in order to support the Company's valuation of the data received. In 2001, the Company obtained third party concurrence on all non-monetary exchanges valued at $800,000 or more. Effective January 1, 2002, the Company obtains third party concurrence on all non-monetary exchanges of $500,000 or more. The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements. The independent third party evaluators concurred with the Company's valuations of all significant exchange transactions during 2003, 2002 and 2001.

     In 2003, 2002 and 2001, the Company recorded seismic data library assets of $13,033,000, $13,551,000 and $57,045,000, respectively, from non-monetary exchanges of seismic data, including exchanges in which the Company and the customer simultaneously issued equivalent cash payments to each other. Revenue on a significant portion of the non-monetary exchange transactions was initially deferred in accordance with the Company's accounting policy. Because of data selections by customers and underwriting from non-monetary exchanges, the Company recognized revenue of $14,668,000, $44,965,000 and $14,875,000 in 2003, 2002 and 2001, respectively, from this activity.

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

     At December 31, 2003 and 2002, total unrealized gains on marketable securities were $38,000 and $7,000, respectively, and total unrealized losses on marketable securities were $19,000 and $66,000, respectively. The deferred tax expense (benefit) on the net gains/losses were $4,000 and $(3,000) at December 31, 2003 and 2002, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Debt Issue Costs:    Debt issue costs related to the Company's Senior Notes and debtor-in-possession loan facility are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheet. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2003 and 2002, unamortized debt issue costs were $1,300,000 and $1,350,000, respectively. As discussed in Note B, pursuant to the Company's confirmed Plan of Reorganization, its senior notes are expected to be paid and debtor-in-possession facility will be cancelled upon the Company's emergence from bankruptcy. Accordingly, the remaining portion of the debt issue costs will be expensed at that time.

     Income Taxes:    The Company follows the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  Under this method, deferred income tax assets and liabilities are recorded for the future income consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

     The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  In assessing the realizability of deferred tax assets at December 31, 2003, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

     The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2003, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $7.9 million.

     Foreign Currency Translation:    For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity. Accumulated translation gains (losses) were $2,047,000 and $(1,452,000) at December 31, 2003 and 2002, respectively. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaling $4,136,000, $125,000 and $(315,000) for 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

     Use of Derivatives:    The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments. As of December 31, 2003 and 2002, the Company did not have any derivative contracts.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Earnings per Share:    In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. The computations for basic and diluted net income (loss) per share for 2003, 2002 and 2001 consist of the following (in thousands, except per share amounts):
	Year Ended December 31,

	2003	2002	2001

Income (loss) from continuing operations before cumulative
effect of change in accounting principle	$(39,077)	$(138,569)	$9,580
Income (loss) from discontinued operations, net of tax	1,139	(62,709)	(24,573)
Cumulative effect of change in accounting principle, net of tax	-	(11,162)	-

Net loss	$(37,938)	$(212,440)	$(14,993)

Basic weighted average shares	25,376	25,300	24,986
Effect of dilutive securities: (1)
Options and warrants	-	-	706

Diluted weighted average shares	25,376	25,300	25,692

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(1.54)	$(5.48)	$.38
Income (loss) from discontinued operations	.04	(2.48)	(.98)
Cumulative effect of change in accounting principle	-	(.44)	-

Net loss	$(1.50)	$(8.40)	$(.60)

Diluted:
Income (loss) from continuing operations	$(1.54)	$(5.48)	$.37
Income (loss) from discontinued operations	.04	(2.48)	(.95)
Cumulative effect of change in accounting principle	-	(.44)	-

Net loss	$(1.50)	$(8.40)	$(.58)

(1)	A weighted average year-to-date number of options and warrants to purchase 4,272,000, 7,710,000, 1,974,000 shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

     Material dilution may occur upon consummation of the Plan; see "Note B-Reorganization Proceedings."

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

	2003	2002	2001

Net loss
As reported	$(37,938)	$(212,440)	$(14,993)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	(3,244)	(3,816)	(9,346)

Pro forma	$(41,182)	$(216,256)	$(24,339)

Basic loss per share
As reported	$(1.50)	$(8.40)	$(.60)
Pro forma	$(1.62)	$(8.55)	$(.97)
Diluted loss per share
As reported	$(1.50)	$(8.40)	$(.58)
Pro forma	$(1.62)	$(8.55)	$(.95)

     Fair Value of Financial Instruments:    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximate their fair values as of December 31, 2003 and 2002, due to the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the Senior Notes and note payable to former executive approximates $223,590,000 and $172,994,000 as of December 31, 2003 and 2002, respectively, compared to the book value of $255,446,000 and $255,000,000 at December 31, 2003 and 2002, respectively. The book value of the Company's term loan approximates fair value due to the variable interest rates under the agreement.

     Comprehensive Income:    In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income in the consolidated statements of stockholders' equity for the three years ended December 31, 2003. Accumulated other comprehensive income for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

     Recent Accounting Pronouncements:    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this standard on January 1, 2003. The adoption of this standard did not have a material effect on the financial position or results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities." This Statement requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rules changed the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for 2002 and are provided in Note H. The adoption of FIN 45 on January 1, 2003 did not have a material effect on the results of operations or balance sheet of the Company.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results.

     In January 2003, the FASB released its Interpretation No. 46, (Revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. These provisions apply immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. The Company does not and is not expected to own any interest in a VIE or special purpose entity; therefore, the release of FIN 46 does not have any effect on its financial position or results of operations.

NOTE B-REORGANIZATION PROCEEDINGS

     On July 21, 2003, (the "Petition Date"), Seitel, Inc., and its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)). Seitel, Inc. and its 30 U.S. subsidiaries that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 cases of these entities are collectively referred to herein as the "Cases." By order of the Bankruptcy Court dated July 25, 2003, the Cases are being jointly administered. On July 22, 2003, the Debtors filed their joint plan of reorganization. Since the Petition Date, the Debtors have continued to operate their business and manage their properties as "debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. No trustee has been appointed in the Cases.

     None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canada or other non-U.S. jurisdictions have filed Chapter 11, and none are expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere. Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The previously filed involuntary bankruptcy petitions which were pending against the Company were dismissed on July 25, 2003 by order of the Bankruptcy Court pursuant to a joint request for such dismissal filed by the Company and Ranch Capital L.L.C. ("Ranch"). Ranch previously purchased all of the senior unsecured notes (the "Notes") held by the entities which filed the involuntary bankruptcy petitions. Ranch subsequently sold the Notes to Berkshire Hathaway Inc. ("Berkshire"). An official equity committee (the "Official Equity Committee") was appointed on August 11, 2003.

     On the Petition Date, the Debtors sought, and thereafter obtained, authority to take a broad range of actions, including to honor and perform under their pre-petition customer data agreements and to promote a "business as usual" atmosphere with customers and employees. This relief was essential to minimize disruptions to the Debtors' businesses as a result of the commencement of the Cases and to assure their customers that the data license agreements for selection of seismic data would be honored pending confirmation of a plan. Additionally, other first day orders were obtained, including authority to pay certain, limited pre-petition employee wages and benefits, providing adequate assurance of future payments to utility companies, continued use of cash management systems, payment of pre-petition sales and use taxes and appointment of a claims and balloting agent.

     By order dated September 22, 2003, the Bankruptcy Court approved a $20 million debtor-in-possession loan facility (the "DIP Facility") from Wells Fargo Foothill, Inc. ("Foothill"), subject to certain conditions.

     On October 6, 2003, the Debtors filed their first amended joint plan of reorganization, which superseded the joint plan of reorganization. The disclosure statement relating to the first amended joint plan of reorganization was approved upon notice, and a hearing to consider confirmation of the first amended joint plan of reorganization was scheduled in the Bankruptcy Court for November 4, 2003. In October 2003, the Company's stockholders voted to reject the first amended joint plan of reorganization.

     On October 27, 2003, the Official Equity Committee moved to adjourn the Bankruptcy Court hearing to consider confirmation of the first amended joint plan of reorganization and to terminate the Debtors' statutory exclusivity period. Following a hearing, the Bankruptcy Court ordered the termination of the Debtors' exclusivity period, and on November 6, 2003 the Official Equity Committee filed with the Bankruptcy Court its own proposed, initial plan of reorganization (the "Committee Plan"). The Debtors and the holders of senior unsecured notes objected to the Committee Plan on the basis, among others, that the Committee Plan was not "feasible" within the meaning of Section 1129 of the Bankruptcy Code.

     The Debtors continued to pursue confirmation of their first amended joint plan of reorganization and filed a motion in the Bankruptcy Court on December 4, 2003 to implement auction procedures in support of such confirmation. At or about that time, the Debtors, the holders of senior unsecured notes and the Official Equity Committee commenced discussions with respect to the formulation and implementation of an alternative, consensual Chapter 11 plan of reorganization intended to result in a transaction that would satisfy and address the claims and equity interests of all the Debtors' creditors and stockholders.

     On January 17, 2004, the Debtors filed with the Bankruptcy Court the Plan, which subsequently was amended on February 5, 2004. The Plan was supported and accepted by the Official Equity Committee, as well as Berkshire and Ranch, and was accepted by the holders of more than 99.6% of the shares of the Company's common stock who voted on the Plan. On March 18, 2004, the Bankruptcy Court confirmed the Plan.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Under the Plan:
•

All of the Company's outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any secured claims that are reinstated under the Plan.

•	All 25,375,683 outstanding shares of the Company's common stock will be cancelled and such shares will be converted into the right to receive and be exchanged for:

	•	an aggregate of 25,375,683 shares of reorganized common stock, representing all of the issued and outstanding shares of reorganized common stock on the effective date of the Plan, and

	•	warrants to purchase an aggregate of 125,000,000 shares of reorganized common stock ("Stockholder Warrants") at an exercise price of $.60 per share.

•

The Standby Purchasers, as defined in the Plan, will purchase up to $75 million worth of reorganized common stock (representing the maximum number of shares subject to the Stockholder Warrants) not purchased by stockholders upon the exercise of their warrants.

•

The Standby Purchasers will receive additional warrants to purchase up to 15,037,568 shares of reorganized common stock, representing 9.10% of the issued and outstanding shares of reorganized common stock on a fully diluted basis. Such warrants will expire seven years after their issuance and have an exercise price of $.72 per share.

     Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the exercise of the reorganized common stock purchase warrants and/or the sale of shares under the standby purchase agreement, (ii) net proceeds of not less than $180 million from our anticipated institutional offering of new senior unsecured notes, and (iii) available cash and equivalents of not less than $35 million.

     The effective date of the Plan is anticipated to occur in late April or early May 2004. The Plan will not become effective unless and until the following conditions have occurred:
•	the contemplated institutional private placement of new senior notes is consummated resulting in net proceeds to the Company of not less than $180 million,

•	the contemplated new revolving credit facility is closed and is in full force and effect,

•	the Registration Statement is declared effective by the SEC, and no stop order has been issued in respect thereof,

•	the Company's initial board of directors is appointed as set forth in the Plan and has agreed to serve as a director of the Company,

•	the Company has cash or cash equivalents in hand as of the effective date of the Plan and available to satisfy claims under the Plan of not less than $35 million, and

•	the effective date of the Plan has occurred on or prior to July 31, 2004.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Company, with the consent of the Official Equity Committee and the Standby Purchasers and in certain cases, Berkshire and Ranch (which consent will not unreasonably be withheld), may waive any of the conditions set forth above, at any time, without notice, without leave or order of the bankruptcy court, and without any formal action other than proceeding to consummate the Plan.

     In addition to the conditions precedent under the Plan, Mellon HBV Alternate Strategies LLC ("Mellon HBV") has required the Company to satisfy separate conditions under the standby funding commitment entered into between the Company and Mellon HBV on January 5, 2004.  Mellon HBV has the right to terminate its standby funding commitment if any of the conditions precedent under the standby commitment letter are not met.  Mellon HBV also retains the right to terminate the standby funding commitment upon the occurrence and non-occurrence of certain events.  Mellon HBV may, at its option, waive any of the conditions or termination events.

     There can be no assurance that the transactions will be consummated in the way contemplated under the Plan, that the Company will consummate the Plan by July 31, 2004, or that the Company will emerge from its reorganization proceedings as contemplated under the Plan.

     Generally, pre-Petition Date claims against the Debtors fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. The amount and validity of pre-Petition Date contingent or unliquidated claims ultimately may be established by the Bankruptcy Court or by agreement of the parties. As a result of the Cases, additional pre-Petition Date claims and liabilities have been asserted, some of which are significant. The Debtors have objected to many of the asserted claims which the Debtors believe are improper or overstated. No provision has been included in the accompanying financial statements for such contingent or unliquidated claims that have been filed with the Bankruptcy Court except to the extent the Company believes such claims to be probable and estimable.

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

     The following tables set forth certain financial information for the Debtors and non-Debtors (in thousands):

Condensed Consolidating Balance Sheets
December 31, 2003
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Cash and equivalents	$41,133	$3,229	$-	$44,362
Receivables	41,410	8,098	-	49,508
Investment in subsidiaries	294,848	22,955	(317,803)	-
Intercompany receivables (payables)	16,657	(16,657)	-	-
Net seismic data library	193,826	53,715	-	247,541
Net property and equipment	8,013	7,418	-	15,431
Other assets	8,904	1,343	-	10,247

	$604,791	$80,101	$(317,803)	$367,089

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$11,522	$5,892	$-	$17,414
Debt, including capital leases	9,232	2,756	-	11,988
Other liabilities	40,729	20,117	-	60,846
Liabilities subject to compromise	273,119	-	-	273,119
Stockholders' equity	270,189	51,336	(317,803)	3,722

	$604,791	$80,101	$(317,803)	$367,089

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2003
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Revenue	$112,584	$22,319	$(3,438)	$131,465
Expenses:
Depreciation and amortization	68,664	13,974	-	82,638
Cost of sales	753	75	(13)	815
Selling, general and administrative
expenses	26,624	6,479	(3,425)	29,678
Impairment of seismic data library	29,959	-	-	29,959

Loss from operations	(13,416)	1,791	-	(11,625)

Interest expense, net	(18,859)	(1,091)	-	(19,950)
Gain on extinguishment of liabilities	681	-	-	681
Reorganization items	(5,984)	-	-	(5,984)
Provision for income taxes	(728)	(1,471)	-	(2,199)
Income from discontinued operations	1,139	-	-	1,139

Net loss	$(37,167)	$(771)	$-	$(37,938)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2003
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities	$67,468	$12,846	$-	$80,314
Investing activities	(43,603)	(5,065)	-	(48,668)
Financing activities	(4,005)	(1,641)	-	(5,646)
Effect of exchange rate changes	-	(3,376)	-	(3,376)
Net cash provided by discontinued
operations	221	-	-	221

Net increase in cash and equivalents	20,081	2,764	-	22,845
Cash and equivalents at beginning of period	21,052	465	-	21,517

Cash and equivalents at end of period	$41,133	$3,229	$-	$44,362

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The amounts subject to compromise at December 31, 2003 consisted of the following items (in thousands):

Accounts payable	$734
Accrued interest	12,323
Other accrued liabilities	4,616

Debt	255,446
Total	$273,119

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

     Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the year ended December 31, 2003, reorganization items were as follows (in thousands):

Professional fees	$5,074
Interest Income	(32)
Provision for rejected executory contract	250
Other	692

Total	$5,984

NOTE C-SEISMIC DATA LIBRARY

     The seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis. Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of seven years for onshore data and five years for offshore data, applied on a quarterly basis at the individual survey level.

     The following table sets forth a summary of the net book value of the Company's seismic data library (in thousands):

	As of December 31,
	2003	2002

US Onshore:
Gulf Coast Texas 3D	$75,551	$81,294
Southern Louisiana/Mississippi 3D	93,966	117,282
Rocky Mountain 3D	5,895	5,197
Northern Louisiana 3D	2,175	3,882
Other US 2D and 3D	3,085	6,365

Canada 2D and 3D	58,317	45,565
US Offshore	8,552	24,811

Total	$247,541	$284,396

     At December 31, 2003 and 2002, 5.2% and 2.4%, respectively, of the net book value of the seismic data library were projects in progress.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Costs of Seismic Data Library

     For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of a specified amount ($500,000 in 2003 and 2002 and $800,000 in 2001), the Company also obtains concurrence from a third party to support the Company's valuation.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $1,925,000 in 2003, $1,716,000 in 2002 and $1,785,000 in 2001.

     In addition, prior to 2002, the Company capitalized an allocated portion of certain other internal costs, such as salaries, benefits and other costs incurred for seismic data project design and management. In 2002, the Company limited such other capitalized costs to salaries and benefits for a small group of employees. Capitalized costs related to this project design and management activity were $428,000 in 2002 and $4,018,000 in 2001. Effective January 1, 2003, the Company no longer capitalizes any portion of these project design and management costs.

Data Library Amortization

     Prior to 2002, the Company's created seismic data was amortized on the income forecast method, purchased data constituting more than 5% of the seismic data library was amortized on the greater of the income forecast method or a ten year straight-line schedule and other purchased data was amortized generally on a ten year straight-line schedule.

     Effective January 1, 2002 (see "Change in Accounting Principle" below), the Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful life of the data.

     The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by the Company annually and reviewed quarterly. If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of its seismic data library, and if required under "SFAS" No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such data. See discussion on "Seismic Data Library Impairment" below.

     The actual rate of amortization as a percentage of seismic revenue for the past three years was 60%, 84% and 43% for 2003, 2002 and 2001, respectively. The actual rate of amortization in future years will depend on the specific seismic surveys licensed and selected by the Company's customers during the year. The amortization rates vary by component and, effective January 1, 2004, range from a low of 47% to a high of 100% with a weighted average rate of 56% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the income forecast method. The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey. This requirement is applied regardless of future-year revenue estimates for the library component of which the survey is a part and does not consider the existence of deferred revenue with respect to the library component or to any survey. As discussed below in "Revision of Useful Life of Data Library," the Company revised its useful life estimate in the fourth quarter of 2002 from ten years to five years with respect to offshore data and from ten years to seven years with respect to onshore data.

Change in Accounting Principle

     In the second quarter of 2002, the Company changed its accounting policy for amortizing its created seismic data library from the income forecast method to the greater of the income forecast method or the straight-line method over the useful life of the data and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. The Company changed its accounting policy in an effort to increase the transparency of its methodology and to be more consistent with other industry competitors. Accordingly, the Company recorded a pre-tax charge of $17.2 million (after-tax charge of $11.2 million) as of January 1, 2002.  Pro forma net income for the year ended December 31, 2001, assuming the revised amortization policy had been applied retroactively, was as follows (in thousands, except per share amounts):

Year Ended
December 31,
Description	2001

Income from continuing operations:
As reported	$9,580
Pro forma	5,178

Income from continuing operations per share:
As reported, basic	$.38
Pro forma, basic	.21
As reported, diluted	.37
Pro forma, diluted	.20

Net loss:
As reported	$(14,993)
Pro forma	(19,395)

Net loss per share:
As reported, basic	$(.60)
Pro forma, basic	(.78)
As reported, diluted	(.58)
Pro forma, diluted	(.75)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revision of Useful Life

     In the fourth quarter of 2002, the Company reevaluated its estimate of the useful life of its seismic data library. The Company considered a number of factors, including, among others, the impairment charges it recorded in 2002, the additional amortization charges the Company recorded during the first three quarters of 2002 pursuant to its amortization policy and seismic industry conditions. As a result, in the fourth quarter of 2002, the Company revised the estimated useful life of its seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually nine months or less) has lapsed.

     Since certain surveys within the seismic data library were older than the revised estimate of useful life, the Company recorded additional amortization expense of $45.7 million on the date the revision became effective, October 1, 2002. In addition, the Company recorded minimum amortization charges of $8.7 million in the fourth quarter of 2002, pursuant to the revised estimates of useful lives. The effect from this change on reported results was a reduction in net income of $58.8 million or $2.32 per share for the year ended December 31, 2002.

     As a result of the adoption of the new accounting principle described above and the revision of the estimates of the useful lives of the seismic data in the fourth quarter of 2002, all of the Company's seismic data library is amortized on the greater of the income forecast method or straight-line amortization over five or seven years, as applicable.

Seismic Data Library Impairment

     As events or conditions require, the Company evaluates the recoverability of its seismic data library in accordance with SFAS No. 144. The Company evaluates its seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company considers the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when its seismic data should be evaluated for impairment.

     Prior to the fourth quarter of 2002, the Company evaluated its seismic data library in the following components: (a) Gulf of Mexico offshore data, (b) Gulf Coast onshore data, (c) Rocky Mountain region data (including U.S. areas outside the Gulf Coast), (d) Canadian data, and (e) international data outside of North America.

     In the fourth quarter of 2002, the Company reevaluated the level which constitutes the lowest level of independently identifiable cash flows. In its reevaluation, the Company considered the results of the comprehensive forecasting process that had been undertaken by management in the fourth quarter of 2002, recent sales trends and management's expectations relative to its ability to attribute revenues to lower survey aggregation levels. The results of management's analysis indicated that the Company could reasonably forecast the future sales at levels lower than previously practicable. Accordingly, in the fourth quarter of 2002, the Company refined its impairment evaluation methodology to evaluate its seismic data library in components based on the Company's operations and geological and geographical trends, and as a result, established the following data library segments for purposes of evaluating impairments: (I) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II) North America onshore comprised of the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each component's remaining estimated useful life with the carrying value of each library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component's carrying amount. The difference is recorded as an impairment loss equal to the difference between the library component's carrying amount and the discounted future value of the expected revenue stream.

     For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating, among other factors, historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base and expected changes in technology. The cash flow estimates exclude expected future revenues attributable to non-monetary data exchanges and future data creation projects.

     The estimation of future cash flows and fair value is highly subjective, inherently imprecise and can change materially from period to period based on the factors described in the preceding paragraph, among others. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic data library, which could be material to any particular reporting period.

     In 2003 and 2002, the Company recorded impairment charges totaling $30.0 million and $83.0 million, respectively. These charges related to several different components of our seismic data library. Based on industry conditions and the recent level of cash sales for certain of its library components, the Company revised its estimate of future cash flows for those library components. As a result, the Company determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such certain components, and accordingly, recorded impairments based on the fair value of such library components by discounting their estimated cash flows using a risk adjusted rate of return.

NOTE D-DISCONTINUED OPERATIONS

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations. During 2002, the Company sold a majority of its oil and gas assets and reflected such assets at their fair value at December 31, 2002. During 2003, the Company revised its estimate of the fair value of its remaining oil and gas properties and increased its estimate of fair value by $985,000. In January 2004, the Company sold a portion of its remaining oil and gas assets for approximately $1,287,000. The Company continues to market its remaining oil and gas assets for sale.

     Revenue from the discontinued operations was $328,000, $7,768,000 and $21,091,000 for 2003, 2002 and 2001, respectively. Pre-tax income (losses) from the discontinued operations were $1,139,000, $(62,709,000) and $(37,805,000) for 2003, 2002 and 2001, respectively.

     The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE E-INCOME TAXES

     The discussion of income taxes herein does not include the income tax effects of discontinued operations as explained in Note D or the cumulative effect of the change in accounting principle explained in Note C of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Income (loss) from continuing operations before provision for income taxes for each of the three years ended December 31, 2003 is comprised of the following (in thousands):

	2003	2002	2001

U.S.	$(37,441)	$(147,196)	$15,112
Foreign	563	(9,677)	1,216

	$(36,878)	$(156,873)	$16,328

     The provision (benefit) for income taxes for each of the three years ended December 31, 2003, is comprised of the following (in thousands):

	2003	2002	2001

Current:
Federal	$(11,014)	$(13,563)	$11,147
State	(54)	664	202
Foreign	(8)	274	541

	(11,076)	(12,625)	11,890

Deferred:
Federal	11,779	(4,457)	(5,129)
Foreign	1,496	(1,222)	(13)

	13,275	(5,679)	(5,142)

Tax provision:
Federal	765	(18,020)	6,018
State	(54)	664	202
Foreign	1,488	(948)	528

	$2,199	$(18,304)	$6,748

     The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	2003	2002	2001

Statutory Federal income tax	$(12,907)	$(54,906)	$5,715
State income tax, less Federal benefit	(35)	432	131
Tax difference on foreign earnings	1,334	2,046	525
Reduction in foreign tax rates	(125)	-	(422)
Change in valuation allowance	7,254	36,566	-
Non-deductible expenses and other, net	6,678	(2,442)	799

Income tax expense (benefit)	$2,199	$(18,304)	$6,748

     The change in valuation allowance in 2002 in the above table does not include the valuation allowance attributable to discontinued operations of $21,948,000.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2003 and 2002 were as follows (in thousands):

	Deferred Tax Assets
	(Liabilities) at December 31,

	2003	2002

Deferred revenue	$21,989	$21,490
Depreciation, depletion and amortization	29,919	30,727
Alternative minimum tax credit carryforward	-	5,099
Canadian net operating loss carryforward	9,760	6,141
Foreign tax credits	191	191
Accrued expenses and other	4,880	8,881

Total deferred tax assets	66,739	72,529
Less: Valuation allowance	(66,003)	(58,749)

Deferred tax assets, net of valuation allowance	736	13,780

Deferred expenses and other	(2,689)	(2,458)

Total deferred tax liabilities	(2,689)	(2,458)

Net deferred tax asset (liability)	$(1,953)	$11,322

     The Company considered (i) the losses recorded in 2002 and 2003, and (ii) the fact that there is substantial doubt about the Company's ability to continue to recover assets and satisfy liabilities in the normal course of business, as negative evidence relative to the realization of its deferred tax assets. Accordingly, the Company has recorded a valuation allowance for its deferred tax assets that are not assured of realization by either offsetting existing taxable differences or carryback to open tax years. Any deferred tax assets the Company generates in the near future will also be subject to valuation allowances.

     The Company anticipates filing its tax return for 2003 and claiming a refund of approximately $9.9 million as a result of carrying back the expected taxable loss for year ended December 31, 2003. This expected refund is recorded in other receivables. As of December 31, 2003, the Company has Canadian net operating loss (NOL) carryforwards of approximately $37.6 million which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in periods beginning in 2007 through 2010.

     In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 2002 and 2001, the Company received $165,000 and $515,000, respectively, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F-DEBT

     The following is a summary of the Company's debt (in thousands):

	December 31,

	2003	2002

Notes	$255,000	$255,000
Debtor-in-Possession Loan Facility	-	-
Subsidiary revolving line of credit	-	-
Term loan	5,417	6,875
Demand reducing credit facility	-	1,372
Short-term borrowings	-	375
Note payable to former executive	446	-

	$260,863	$263,622

     Notes:    The Company has outstanding Notes totaling $255 million at December 31, 2003 that were issued in various series from December 1995 through December 2001. The Notes bear interest at rates ranging from 7.04% to 7.48% and have maturity dates ranging from June 2003 to October 2011. The financial covenants in the Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.  As a result of the non-payment of interest thereon, the Company's Chapter 11 filing and the restatement of its financial statements prior to January 1, 2002, among other factors, the Company is in default on the Notes.

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

     Under the terms of the Plan, the Notes will be paid in full, along with accrued interest. As of December 31, 2003, accrued interest totaled $12.3 million and was included in liabilities subject to compromise in the Consolidated Balance Sheet.

     Debtor-in-Possession Loan Facility:    The Bankruptcy Court approved a $20 million debtor-in-possession loan and security agreement with Wells Fargo Foothill, Inc., as lender, to support the Debtor's operations during the course of the Cases (the "DIP Facility"). The DIP Facility will terminate upon, among other events, the earlier of June 30, 2004 or the effective date of a plan of reorganization. Advances under the DIP Facility are available pursuant to a formula based on outstanding accounts receivable and the carrying value of the seismic library of the Debtors, subject to certain limitations. If any advance is made under the DIP Facility, the first such advance must be at least in an amount equal to and the proceeds must be used to retire the balance of the term loan payable by Seitel Data Ltd. that is described below. The DIP Facility is secured by a first priority, perfected security on substantially all of the Company's U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company's U.S. subsidiaries. The Debtors have not drawn on the DIP Facility. In connection with the application and approval by the lender of the DIP Facility, the Company paid commitment fees of $200,000 plus certain expenses. In addition, the terms of the DIP Facility include the payment of an unused line fee of .50% per annum payable in arrears.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

    Subsidiary Revolving Line of Credit:    The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian dollars) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other United States subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $54,195,000 (Canadian dollars) at December 31, 2003) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian dollars), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion.

     Term Loans:    On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The loan matures on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9% (4.02% at December 31, 2003). Monthly principal payments total $208,000. The Company is not in compliance with the payment terms or covenants of this term loan. Under the terms of the Plan, this term loan will be paid in full, along with accrued interest. As of December 31, 2003, accrued interest totaled $111,000.

     On December 9, 2002, the Company's wholly owned subsidiary, SEIC Business Trust (the "Trust"), entered into a demand reducing credit facility to borrow $2.67 million (Canadian dollars) by way of prime-based loans. Monthly payments total $166,670 (Canadian dollars) plus interest. The facility was paid in full in 2003.

     In 2002, the Company entered into short-term financing arrangements in order to finance certain of its insurance premiums. The loans matured and were paid off in February 2003 and June 2003.

     Note Payable to Former Executive:    In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic Seismic, Ltd., a wholly owned Canadian subsidiary of the Company and a non-Debtor. Under the terms of the Plan, this note payable will be reinstated pursuant to its original terms.

     Based on the terms of the Plan and the terms of debt not subject to the Plan, the aggregate maturities of the Company's debt over the next five years and thereafter are as follows: $260,448,000 in 2004, $37,000 in 2005, $38,000 in 2006, $40,000 in 2007, $44,000 in 2008 and $256,000 thereafter.

NOTE G-LEASE OBLIGATIONS

     Assets recorded under capital lease obligations of $10,096,000 and $9,828,000 at December 31, 2003 and 2002, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $5,087,000 and $3,063,000 at December 31, 2003 and 2002, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.

     The Company leases office space under operating leases, some of which include renewal options. Rental expense for 2003, 2002 and 2001 was approximately $901,000, $1,413,000 and $1,170,000, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Future minimum lease payments for the five years subsequent to December 31, 2003 and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2004	$2,110	$1,001
2005	2,885	963
2006	260	679
2007	278	458
2008	287	444
Thereafter	4,290	1,365

Total minimum lease payments	10,110	$4,910
Less amount representing interest	3,539

Present value of net minimum lease payments	$6,571

     The Company subleases certain of its office space. Future minimum lease payment receivables under the sublease as of December 31, 2003 are as follows: $113,000 in 2004; $113,000 in 2005 and $47,000 in 2006.

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

NOTE H-COMMITMENTS AND CONTINGENCIES

     In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to make annual installments of $60,000 with a maturity date of November 13, 2006. The loan is presently current and not in default.

Internal and Securities and Exchange Commission Investigations

     In December 2002, after allegations arose regarding the actions of certain of the Company's former officers, the Company became the subject of a formal investigation by the SEC's Division of Enforcement (the "Enforcement Division"). The Company was also notified by the Enforcement Division that it intended to recommend that the SEC initiate enforcement proceedings against Seitel for alleged books and records and internal control violations. The Company cooperated fully with the SEC during the course of its investigation, and on May 16, 2003, Seitel reached a consensual resolution of the SEC's civil complaint resulting in its consent to a final judgment of permanent injunction being entered against the Company on June 16, 2003 in the United States District Court for the Southern District of Texas, Houston Division. The agreement for the entry of the SEC Injunction was without admission or denial of the allegations in the SEC complaint which had alleged violations of the reporting, books and records, internal controls and proxy statement sections and regulations of the Exchange Act. In determining to enter into the agreement, the SEC took into consideration the fact that Seitel had promptly undertaken remedial action and fully cooperated with the SEC staff.

Litigation

     See "Note B - Reorganization Proceedings" for a detailed discussion of our Chapter 11 reorganization and the Plan.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     On February 3, 2003, the former holders of Seitel's senior unsecured notes accelerated the senior unsecured notes and made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders' investment in the senior unsecured notes. Notice of the demand has been provided by the Company to our insurance carriers. The holders of the senior unsecured notes did not commence suit. As of June 26, 2003, all of the former holders of senior unsecured notes had sold their senior unsecured notes to Ranch, who subsequently sold the senior unsecured notes to Berkshire. Under the Plan, all of the foregoing claims will be released and discharged.

     The Company and certain of its former and current officers and directors have been named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleges that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs seek an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. During the Chapter 11 cases, the Debtors and the representatives of the class negotiated and participated in discovery with respect to the class claim filed with the Bankruptcy Court and in connection with the class' objection to confirmation of the initial plan. In the course thereof, the class representatives and the Debtors reached certain agreements. These agreements included the allowance of a "class claim" to assert the rights of the class in the Chapter 11 cases and, as well, an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The settlement was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. Thus, the claims of the plaintiffs in the class action against the Debtors as well as their officers and directors, and the class claim, have been settled. The treatment of the class claim pursuant to the Plan is consistent with the settlement approved by the Bankruptcy Court. Certain monetary obligations remain, including continuing disclosures and additional documentation.

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Seitel's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties and a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provides for payment of $600,000, all of which is covered by insurance, and resolution of all claims against all parties to the litigation. The settlement stipulation was approved by the Bankruptcy Court upon notice and a hearing by order dated November 17, 2003. Pursuant to the settlement, (i) all of the Derivative Claims have been or will be dismissed, (ii) the Debtors will continue certain and from time to time implement new corporate governance policies and procedures, and (iii) the plaintiffs recovered certain costs incurred in prosecuting the Derivative Claims. The cost recovery was paid solely by the Debtors' insurance carrier.

     On July 18, 2002, the Company's former chief executive officer sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also filed a counter suit to recover approximately $4,200,000 in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, the Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by the Company. The Company intends to seek dismissal of the complaint against it, and to pursue its causes of action. The Company also intends to pursue enforcement of its judgment against Mr. Frame. Mr. Frame has filed claims totaling $20.2 million against the Company and the other debtors in the Chapter 11 cases. The Debtors have filed objections to such claims.

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

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs have sued a number of defendants, including Seitel and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. On July 22, 2003, the Texas Court of Appeals granted appellant motion to proceed against the other appellees. The appeal against Seitel remains stayed. The Company intends to vigorously represent its interests in this appeal. No amounts have been accrued in connection with this litigation.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The Company sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company seeks recovery for fees paid and related expenses. Initial pleadings were filed on February 21, 2003. Discovery has not yet commenced.

     On March 27, 2003, Seitel was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, v. N360X, LLC and Seitel. The complaint alleged that Seitel, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, defaulted on an agreement for the lease of a jet aircraft. GE accelerated the obligation, took possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The claim was subsequently reduced to $2.055 million plus interest at 9% from November 18, 2003 and purchased by Berkshire and the amount thereof has been agreed to by the parties. Such amount, including interest, has been accrued at December 31, 2003.

     On September 22, 2003, Bass Enterprises Production Co. ("Bass") filed a motion with the Bankruptcy Court seeking relief from the automatic stay applicable to the Debtors and requesting permission of the Bankruptcy Court to initiate litigation against the Debtors in a Texas State Court with respect to an alleged breach of certain provisions of a contract entered into in 2001. The Debtors have objected to the motion and a hearing on the motion was scheduled for December 3, 2003. No discovery has been conducted in the matter. On February 23, 2004 the parties entered into a settlement agreement to resolve disputes which involve licensing of certain data and field tapes at a fixed rate.

     The Company and its subsidiaries, Energy Venture Holdings LLC, Endeavor Exploration LLC, and DDD Energy, were sued by a former employee, Mark Stover, in Harris County District Court, 269th Judicial District, Cause No. 2002-52120 on October 8, 2002. Mr. Stover alleged breach of his employment contract and wrongful termination. The Company answered and generally denied the complaint on November 8, 2002. The matter was automatically stayed upon the Chapter 11 filing. On October 9, 2003, Mr. Stover filed a proof of claim in the bankruptcy court in the amount of $374,500. The Company has filed an objection to the claim and intends to vigorously seek its disallowance. No amounts have been accrued in connection with this litigation.

    In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2003, the Company had accrued its best estimate of the amounts that are probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at December 31, 2003, could be material to the Company's financial statements for any particular reporting period.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE I-COMMON STOCK

     In December 1997, the Company's Board of Directors approved the expenditure of up to $25 million to repurchase the Company's common stock. As of December 31, 2003, the Company has repurchased 1,110,100 shares of common stock at a cost of $12,529,000 under this plan. The Company has not repurchased any shares of its common stock since June 2001.

     On July 21, 1992, the Company granted ten-year loans at an interest rate of 4% to most of its employees for the purchase of an aggregate of 800,000 shares of the Company's common stock at the then market price of $2.69 per share. Payment of 5% of the original principal balance plus accrued interest were due annually August 1, with a balloon payment of the remaining principal and interest due August 1, 2002. All loans were paid in full with the exception of three former employees. The Company provided an allowance for collection of these notes totaling $398,000. On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of an aggregate of 794,300 shares of the Company's common stock at the then market price of $10.31 per share. Under the original terms of the loans, payment of 60% of the loan amount plus accrued interest was made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% was due on October 2, 2003. The Company provided an allowance for collection on the notes due from certain former employees totaling $1,449,000. Remaining officers of the Company paid their loans in full in accordance with the original terms. The non-officers of the Company who had loans entered into new loan agreements whereby the unpaid balance is being paid in equal monthly payments over 3 years at an interest rate of 1.67% (the then applicable Federal rate). The Company recorded related compensation expense due to the below market interest rate on these loans of $4,000, $59,000, and $65,000 for 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, the Company received $1,054,000, $751,000, and $1,189,000, respectively, as principal payments on these recourse notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE J-PREFERRED STOCK

     The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2003, no preferred stock had been issued.

NOTE K-STOCK OPTIONS AND WARRANTS

     The Company maintains various stock option plans under which the Company's officers, directors and employees may be granted options or warrants to purchase the Company's common stock. The exercise price, term and other conditions applicable to each option or warrant granted under the Company's plans are generally determined by the Compensation and Stock Option Committee or Board of Directors at the time of grant and may vary with each option or warrant granted. All options and warrants issued under the Company's plans are issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option or warrant agreements. Under the terms of the Plan, any outstanding options will be cancelled on the effective date.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     The following summarizes information with regard to the stock option and warrant plans for 2003, 2002 and 2001 (shares in thousands):

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,634	$13.28	8,843	$13.55	7,226	$13.43
Granted	-	-	312	4.59	2,437	13.75
Exercised	-	-	-	-	(504)	9.74
Cancelled	(3,500)	13.85	(3,521)	13.36	(316)	12.96

Outstanding at end of year	2,134	12.36	5,634	13.28	8,843	13.55

Options exercisable at end of year	1,910		4,774		5,919

Available for grant at end of year	1,619		2,849		1,274

     The following table summarizes information for the options and warrants outstanding at December 31, 2003 (shares in thousands):
			Options Outstanding			Options Exercisable

				Weighted
			Number of	Average	Weighted	Number of	Weighted
			Options	Remaining	Average	Options	Average
Range of			Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices			at 12/31/03	Life in Years	Price	at 12/31/03	Price

$2.09	-	$9.97	238	5.90	$4.55	224	$4.43
$11.00	-	$11.00	614	6.93	11.00	446	11.00
$11.38	-	$3.73	713	4.38	12.55	710	12.56
$14.75	-	$17.11	430	2.42	16.33	427	16.33
$17.40	-	$21.52	139	6.02	18.50	103	18.61

$2.09	-	$21.52	2,134	4.99	12.36	1,910	12.41

     The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans. Pro forma information regarding net income and earnings per share disclosed in Note A has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS 123. No options were granted in 2003. The fair value of each option grant in 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002			2001

Range of risk-free interest rates	4.31%	-	5.32%	2.77%	-	5.35%
Dividend yields			0%			0%
Range of expected stock price volatility	237.66%	-	331.8%	234.55%	-	399.84%
Range of expected life of options (years)	4.42 - 10			1.15 - 10
Weighted-average fair value
of options granted			$3.83			$13.51

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE L-NON-EMPLOYEE DIRECTORS' PLANS

     The Company has a Non-Employee Directors' Deferred Compensation Plan which permits each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any director fees in a deferred cash account or as deferred shares. As of December 31, 2003, 60,000 shares have been reserved for issuance under this plan and directors have accumulated 25,359 deferred shares in their accounts of which 1,643 shares have been distributed and 23,716 may be distributed in future years in accordance with the terms of the Deferred Compensation Plan and each director's election thereunder. No shares will be issued to a director until he has resigned, retired or his services as a director have otherwise been terminated. On March 18, 2004, the Bankruptcy Court approved the conversion of these deferred shares to an unsecured claim in the Chapter 11 Cases. As a result, the Company will fund this deferred compensation in cash totaling approximately $71,000 in connection with the payment of other pre-petition unsecured claims.

     In 1999, the Company's Board of Directors adopted the Non-Employee Directors' Retirement Plan which provides that each non-employee director with 10 or more years of continuous service is eligible to receive a retirement benefit based on a formula defined in the plan. The retirement benefit consists of a fixed amount based on years of service and a portion that fluctuates based on the fair market value of the Company's stock. In October 2002, the Company's Board of Directors terminated this plan. In accordance with the plan, each director became fully vested in his account. In accordance with the terms of the plan, benefits are paid when a director ceases to serve as a director of the Company on or after reaching retirement age. The Company expensed $57,000 related to this plan in 2002. In 2001, the Company recorded a reduction of $32,000 in the retirement benefit related to this plan.

NOTE M-RELATED PARTY TRANSACTIONS

     The Company paid approximately $764,000 in 2002 and $31,000 in 2001 to Aeroscan International Inc. ("Aeroscan") for certain acquisition data services. No amounts were paid to Aeroscan in 2003. Approximately 4% of the equity of Aeroscan is owned by each of Robert Simon, President of Seitel Data, Ltd., a wholly owned subsidiary of the Company, and Kevin Callaghan, Chief Operating Officer of the Company, and an additional approximately 4% of the equity of Aeroscan is owned by other officers and employees of the Company. Mr. Callaghan served as a director of Aeroscan until his resignation in December 2002.

     The Company entered into a number of transactions with Helm Capital Group, Inc. and its subsidiaries ("Helm"), when a Helm executive officer was a director of the Company. As of February 2002, the Helm executive officer ceased being a director of the Company. The Company owed Helm $16,000 as of December 31, 2002, for sales of seismic data and for general and administrative expenses paid by Helm on behalf of the Company. No amounts were owed at December 31, 2003. The Company incurred charges of $88,000 and $175,000, for these general and administrative expenses during 2002 and 2001, respectively. No such costs were incurred in 2003. It is not anticipated that the Company will incur any general and administrative expenses paid by Helm on behalf of the Company in future years.

     During 2001, two former executive officers received advances against bonus and commission payments that were contingent upon achieving pre-tax profits goals during 2001. The pre-tax profits goals were not met in 2001. The Company initially determined that advances previously paid but not earned or awarded would be repaid pursuant to promissory notes; however, the repayment of the note from the former chief executive officer and certain other matters are the subject of pending litigation. The repayment of the note from the former chief financial officer and certain other matters were the subject of litigation proceedings which have been settled, resulting in the forgiveness of such debt by the Company. The SEC has informed the Company that it has issued a formal order of investigation relating to the events surrounding the advances and other matters concerning the former chief executive officer. The U.S. Attorney's Office for the Southern District of Texas was also investigating these events. For additional information concerning the pending matter involving Seitel and Mr. Frame, please see Note H - "Commitments and Contingencies."

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to make annual installments of $60,000 with a maturity date of November 13, 2006. The loan is presently current and is not otherwise in default.

NOTE N-MAJOR CUSTOMERS

     No single customer accounted for 10% or more of revenue during 2003, 2002 or 2001.

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

NOTE O-STATEMENT OF CASH FLOW INFORMATION

     The Company had restricted cash at December 31, 2003 and 2002 of $202,000 and $4.5 million, respectively.

     For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents.

     Income taxes paid during 2003, 2002 and 2001 were $1,405,000, $2,166,000 and $13,404,000, respectively. In 2003, the Company received a Federal tax refund of $17,360,000. Interest paid, net of amounts capitalized, during 2003, 2002 and 2001 was $9,598,000, $23,578,000 and $11,975,000, respectively.

     Significant non-cash investing and financing activities are as follows:

1.

During 2003, 2002 and 2001, the Company had non-cash additions to its seismic data library totaling $14,845,000, $21,111,000 and $60,389,000, respectively. Of these amounts, $13,033,000, $13,551,000, and $57,045,000 resulted from non-monetary exchanges during 2003, 2002 and 2001, respectively. Additionally, in 2002, $6,659,000 resulted from offset of amounts owed to the Company for revenue on jointly owned data against amounts owed to the contractor for data acquisition costs. The balance of $1,812,000, $901,000 and $3,344,000 for 2003, 2002 and 2001, respectively, resulted from certain data creation costs which were offset against amounts due from the customer for data license fees. The offset amounts are also included in non-cash sales in the Consolidated Statements of Cash Flows.

2.	During 2002 and 2001, capital lease obligations totaling $7,064,000 and $2,501,000, respectively, were incurred when the Company entered into leases for property and equipment.

3.

During 2003, the Company received marketable securities valued at $60,000 in exchange for a license to certain seismic data. This amount is also included in non-cash sales in the Consolidated Statements of Cash Flows.

4.	During 2003, the Company issued a note payable in the amount of $469,000 for partial consideration of the settlement of certain litigation with a former executive.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

     Operating cash flows resulting from reorganization items for the year ended December 31, 2003 include the following (in thousands):

Interest received on cash accumulated
because of the Chapter 11 proceeding	$(32)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	3,327

$3,295

NOTE P-INDUSTRY SEGMENTS

     Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

     Geographic information for the three years ended December 31, 2003 is as follows (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total

2003
Revenue	$109,729	$21,736	$-	$131,465
Assets	293,489	73,552	48	367,089

2002
Revenue	$113,732	$36,063	$-	$149,795
Assets	338,827	59,223	86	398,136

2001
Revenue	$91,250	$23,988	$-	$115,238
Assets	584,366	75,746	1,357	661,469

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE Q-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per share amounts)
2003
Revenue	$30,324	$31,773	$39,199	$30,169
Operating income (loss)	3,202	5,939	(4,428)	(16,338)
Income (loss) from continuing operations	(1,911)	864	(10,927)	(27,103)
Income (loss) from discontinued operations	(237)	39	19	1,318
Net income (loss)	(2,148)	903	(10,908)	(25,785)
Earnings (loss) per share:(1)
Basic:
Income (loss) from continuing operations	$(.07)	$.04	$(.43)	$(1.07)
Income (loss) from discontinued operations	(.01)	-	-	.05

Net income (loss)	$(.08)	$.04	$(.43)	$(1.02)

Diluted:
Income (loss) from continuing operations	$(.07)	$.04	$(.43)	$(1.07)
Income (loss) from discontinued operations	(.01)	-	-	.05

Net income (loss)	$(.08)	$.04	$(.43)	$(1.02)

2002
Revenue	$22,513	$47,102	$50,604	$29,576
Operating income (loss)	(5,701)	(23,186)	12,002	(118,800)
Income (loss) from continuing operations before
cumulative effect of change in accounting principle	(6,230)	(21,086)	4,669	(115,922)
Loss from discontinued operations	(876)	(57,835)	(1,490)	(2,508)
Net income (loss)	(18,268)	(78,921)	3,179	(118,430)
Earnings (loss) per share:(1)
Basic:
Income (loss) from continuing operations	$(.25)	$(.83)	$.19	$(4.57)
Loss from discontinued operations	(.03)	(2.28)	(.06)	(.10)
Cumulative effect of change in accounting
principle	(.45)	-	-	-

Net income (loss)	$(.73)	$(3.11)	$.13	$(4.67)

Diluted:
Income (loss) from continuing operations	$(.25)	$(.83)	$.19	$(4.57)
Loss from discontinued operations	(.03)	(2.28)	(.06)	(.10)
Cumulative effect of change in accounting
principle	(.45)	-	-	-

Net income (loss)	$(.73)	$(3.11)	$.13	$(4.67)

(1)

The sum of the individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

     In the fourth quarter of 2002, the Company recorded (i) $103 million of adjustments in the carrying value and revisions to the estimated useful life of its seismic data library (see Note C); and (ii) $8.2 million of costs and expenses related to litigation accruals, acceleration of certain lease obligations and allowances for collection of notes receivables.

	EXHIBIT INDEX
		Page
Exhibit	Title	Number

2.2	Findings of Fact, Conclusions of Law and Order Confirming Debtors' Third	116
	Amended Joint Plan Reorganization Under Chapter 11 of the Bankruptcy Code,
	as Modified (Case No. 03-12227 (PJW).

4.21	Note Purchase Agreement dated as of February 12, 1999, between the	156
	Company and the Series D Purchasers, the Series E Purchasers and the
	Series F Purchasers

10.24	Commitment Letter, dated as of March 17, 2004 by and between the Company	311
	and Wells Fargo Foothill, Inc.

10.27	Form of Standby Purchase Agreement by and between the Company and	327
	Mellon HBV Alternative Strategies LLC

21.1	Subsidiaries of the Registrant	347

23.1	Consent of Ernst & Young LLP	350

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,	352
	As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,	354
	As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,	356
	As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,	358
	As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

99.4	Consent of Randall D. Stilley	360

99.5	Consent of Robert Kelley	362

99.6	Consent of J.D. Williams	364

99.7	Consent of Charles H. Mouquin	366

99.8	Consent of Ned S. Holmes	368

99.9	Consent of C. Robert Black	370

Report of Independent Auditors

     We have audited the consolidated financial statements of Seitel, Inc. (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 26, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

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

/s/ ERNST & YOUNG LLP

Houston, Texas

March 26, 2004

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	Balance at		Deductions		Balance at
	beginning	Charged to	from		end
	of year	expense	reserves		of year

Year ended December 31, 2003:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$7,662	$-	$(4,498	)(1)	$3,164
Allowance for doubtful accounts	834	252	(287)		799
Allowance for notes receivable	-	-	275		275
Allowance for stock notes receivable
from former employees	1,847	-	(1,080	)(2)	767
Valuation allowance on deferred tax asset	58,749	7,254	-		66,003

Total	$69,092	$7,506	$(5,590)		$71,008

Year ended December 31, 2002:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$-	$7,662	$-		$7,662
Allowance for doubtful accounts	500	650	(316)		834
Allowance for stock notes receivable
from former employees	-	1,847	-		1,847
Valuation allowance on deferred tax asset	235	58,514	-		58,749

Total	$735	$68,673	$(316)		$69,092

Year ended December 31, 2001:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$661	$30	$(191)		$500
Valuation allowance on deferred tax assets	44	191	-		235

Total	$705	$221	$(191)		$735

(1)

Includes $3,800,000 related to forgiveness of advance to former chairman of the board in connection with a settlement agreement and $636,000 related to forgiveness of receivable from former chief financial officer in connection with a settlement agreement.

(2)

Includes $388,000 related to forgiveness of stock note receivable from former chief financial officer in connection with settlement agreement, reduction in reserve of $663,000 as a result of stock note receivables paid in connection with settlement agreements with former officers and $29,000 write off of stock note receivable from former employee.