Form 10-Q
period 2004-03-31
SEITEL INC
filed 2004-05-10
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[ X ]

As of May 5, 2004, there were 25,375,683 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	March 31, 2004 (Unaudited) and December 31, 2003		3

	Consolidated Statements of Operations (Unaudited) for the
	Three Months Ended March 31, 2004 and 2003		4

	Consolidated Statements of Comprehensive Loss (Unaudited) for the
	Three Months Ended March 31, 2004 and 2003		5

	Consolidated Statements of Stockholders' Equity
	for the Year Ended December 31, 2003 and the
	Three Months Ended March 31, 2004 (Unaudited)		6

	Consolidated Statements of Cash Flows (Unaudited)
	for the Three Months Ended March 31, 2004 and 2003		7

	Notes to Consolidated Interim Financial Statements		8

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk	31

	Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION		31

	Signatures and Certifications		35

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
	(Unaudited)
	March 31,	December 31,
	2004	2003

ASSETS
Cash and equivalents	$48,588	$44,362
Restricted cash	161	202
Receivables
Trade (net)	36,399	37,461
Notes and other	11,308	12,047
Net seismic data library	253,874	247,541
Net property and equipment	14,091	15,431
Oil and gas operations held for sale	544	1,552
Investment in marketable securities	32	99
Prepaid expenses, deferred charges and other	9,125	8,394

TOTAL ASSETS	$374,122	$367,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$20,679	$17,414
Oil and gas operations held for sale	13	17
Term Loans	5,417	5,417
Obligations under capital leases	6,267	6,571
Deferred income taxes	2,509	1,953
Deferred revenue	58,635	58,876
Liabilities subject to compromise	277,980	273,119

TOTAL LIABILITIES	371,500	363,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,811,601 at March 31, 2004 and December 31, 2003	258	258
Additional paid-in capital	166,630	166,630
Retained deficit	(160,348)	(159,731)
Treasury stock, 435,918 shares at cost at
March 31, 2004 and December 31, 2003	(5,373)	(5,373)
Notes receivable from officers and employees
for stock purchases	(89)	(124)
Accumulated other comprehensive income	1,544	2,062

TOTAL STOCKHOLDERS' EQUITY	2,622	3,722

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$374,122	$367,089

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,

	2004	2003

REVENUE	$41,264	$30,324

EXPENSES
Depreciation and amortization	24,083	18,075
Cost of sales	74	154
Selling, general and administrative	8,539	8,893

	32,696	27,122

INCOME FROM OPERATIONS	8,568	3,202

Interest expense and other, net	(4,948)	(5,078)
Reorganization items	(3,566)	-

Income (loss) from continuing operations before income taxes	54	(1,876)
Provision for income taxes	706	35

Loss from continuing operations	(652)	(1,911)
Income (loss) from discontinued operations, net of tax	35	(237)

NET LOSS	$(617)	$(2,148)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(.02)	$(.07)
Income (loss) from discontinued operations	-	(.01)

Net loss	$(.02)	$(.08)

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,376

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)
	Three Months Ended
	March 31,

	2004	2003

Net loss	$(617)	$(2,148)

Unrealized losses on securities held as available for sale	(65)	-

Foreign currency translation adjustments	(453)	1,278

Comprehensive loss	$(1,135)	$(870)

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

								Accumulated
							Notes	Other
							Receivable	Compre-
	Common Stock		Additional		Treasury Stock		from	hensive
			Paid-In	Retained			Officers &	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Employees	(Loss)

Balance, December 31, 2002	25,811,601	$258	$166,630	$(121,793)	(435,918)	$(5,373)	$(1,178)	$(1,508)
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	1,054	-
Net loss	-	-	-	(37,938)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	3,499
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	71

Balance, December 31, 2003	25,811,601	258	166,630	(159,731)	(435,918)	(5,373)	(124)	2,062
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	35	-
Net loss	-	-	-	(617)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	(453)
Unrealized losses on marketable
securities	-	-	-	-	-	-	-	(65)

Balance, March 31, 2004 (unaudited)	25,811,601	$258	$166,630	$(160,348)	(435,918)	$(5,373)	$(89)	$1,544

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(617)	$(2,148)
Loss (income) from discontinued operations, net of tax	(35)	237
Depreciation and amortization	24,083	18,075
Deferred income tax provision	584	2,835
Amortization of deferred financing costs	177	71
Allowance for collection of trade receivables	75	75
Non-cash sales	(5,384)	(3,682)
Decrease (increase) in receivables	871	(2,764)
Decrease (increase) in other assets	217	(604)
Decrease in deferred revenue	2,507	1,415
Increase (decrease) in accounts payable and other liabilities	7,060	(1,144)

Net cash provided by operating activities of continuing operations	29,538	12,366

Cash flows from investing activities:
Cash invested in seismic data	(25,696)	(15,811)
Cash paid to acquire property and equipment	(300)	(101)
Cash received from disposal of property and equipment	-	5
Decrease in restricted cash	41	4,419

Net cash used in investing activities of continuing operations	(25,955)	(11,488)

Cash flows from financing activities:
Principal payments on term loans	(8)	(1,113)
Principal payments on capital lease obligations	(266)	(1,110)
Costs of debt and equity transactions	(474)	-
Payments on notes receivable from officers and employees	40	57

Net cash used in financing activities
of continuing operations	(708)	(2,166)

Effect of exchange rate changes	312	(1,519)
Net cash provided by discontinued operations	1,039	59

Net increase (decrease) in cash and equivalents	4,226	(2,748)
Cash and cash equivalents at beginning of period	44,362	21,517

Cash and equivalents at end of period	$48,588	$18,769

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$310	$5,533
Income taxes	$-	$868
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$3,161	$3,159

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

     Substantial Doubt About the Company's Ability to Continue as a Going Concern:     The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (see "Note B-Reorganization Proceedings"). Accordingly, there is substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business. On January 17, 2004, the Company filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 5, 2004. On March 18, 2004, the Bankruptcy Court confirmed the Plan. Under the Plan, all of the Company's outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any claims that are reinstated under the Plan. The Plan further provides that the Company will receive $75 million of new equity as a result of the exercise of the reorganized common stock purchase warrants and/or the private sale of shares under a standby purchase agreement. Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds of not less than $180 million from the Company's anticipated institutional offering of new senior unsecured notes, (iii) available cash and equivalents of not less than $35 million, and, if necessary, (iv) available borrowings under the Company's new revolving credit facility provided on the effective date of the Plan. Certain conditions, as fully described in "Note B-Reorganization Proceedings", are required for the Plan to become effective. The consolidated financial statements reflect the amounts as of March 31, 2004, which the Company believes will ultimately be paid to settle liabilities and contingencies that may be allowed in bankruptcy, including interest. There can be no assurance that the transactions will be consummated in the way contemplated under the Plan, or that the Company will emerge from its reorganization proceedings as contemplated under the Plan.

     Contractual Obligations:    As of March 31, 2004, the Company had approximately $271.8 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2007 and
Contractual cash obligations	Total	2004	2005	2006	thereafter

Debt obligations (1)	$260,855	$260,440	$37	$38	$340
Capital lease obligations	6,267	1,209	2,434	34	2,590
Operating lease obligations	4,669	751	960	677	2,281

Total contractual cash obligations	$271,791	$262,400	$3,431	$749	$5,211

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is not in compliance with certain of the covenants related to this debt and the holders of $255 million of such debt have accelerated the maturity thereof. Pursuant to the Company's Plan of Reorganization $260.4 million of this debt will be paid in full in 2004; therefore, the maturities have been reflected as due in 2004.

Index

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

     On October 27, 2003, the Official Equity Committee moved to adjourn the Bankruptcy Court hearing to consider confirmation of the first amended joint plan of reorganization and to terminate the Debtors' statutory exclusivity period. Following a hearing, the Bankruptcy Court ordered the termination of the Debtors' exclusivity period, and on November 6, 2003 the Official Equity Committee filed with the Bankruptcy Court its own proposed, initial plan of reorganization (the "Committee Plan"). The Debtors and the holders of the Notes objected to the Committee Plan on the basis, among others, that the Committee Plan was not "feasible" within the meaning of Section 1129 of the Bankruptcy Code.

     The Debtors continued to pursue confirmation of their first amended joint plan of reorganization and filed a motion in the Bankruptcy Court on December 4, 2003 to implement auction procedures in support of such confirmation. At or about that time, the Debtors, the holders of the Notes and the Official Equity Committee commenced discussions with respect to the formulation and implementation of an alternative, consensual Chapter 11 plan of reorganization intended to result in a transaction that would satisfy and address the claims and equity interests of all the Debtors' creditors and stockholders.

Index

     On January 17, 2004, the Debtors filed with the Bankruptcy Court the Plan, which subsequently was amended on February 5, 2004. The Plan was agreed to by the Official Equity Committee, as well as Berkshire and Ranch, and was accepted by the holders of more than 99.6% of the shares of the Company's common stock who voted on the Plan. On March 18, 2004, the Bankruptcy Court confirmed the Plan.

     Under the Plan:
•

All of the Company's outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any claims that are reinstated under the Plan.

•	All 25,375,683 outstanding shares of the Company's common stock will be cancelled and such shares will be converted into the right to receive and be exchanged for:

	•	25,375,683 shares of reorganized common stock, representing all of the issued and outstanding shares of reorganized common stock on the effective date of the Plan, and

	•	warrants to purchase an aggregate of 125,000,000 shares of reorganized common stock ("Stockholder Warrants") at an exercise price of $.60 per share.

•

The Standby Purchasers, as defined in the Plan, will, following the expiration of the Stockholder Warrants, purchase in a private transaction up to $75 million worth of reorganized common stock (representing the maximum number of shares subject to the Stockholder Warrants) not purchased upon the exercise of the Stockholder Warrants.

•

The Standby Purchasers will receive, as compensation for their standby purchase agreement, separate warrants (the "Guarantor Warrants) to purchase up to 15,037,568 shares of reorganized common stock, representing 9.10% of the issued and outstanding shares of reorganized common stock on a fully diluted basis. The Guarantor Warrants will expire seven years after their issuance and have an exercise price of $.72 per share.

     Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the exercise of the Stockholder Warrants and/or the sale of shares under the standby purchase agreement, (ii) net proceeds of not less than $180 million from the Company's anticipated institutional offering of new senior unsecured notes, (iii) available cash and equivalents of not less than $35 million and, if necessary, (iv) available borrowings under the Company's new revolving credit facility.

     The effective date of the Plan is anticipated to occur in May 2004 or as soon as practicable thereafter. The Plan will not become effective unless and until the following conditions have occurred:
•	the contemplated institutional private placement of new senior notes is consummated resulting in net proceeds to the Company of not less than $180 million,

•	the new revolving credit facility providing for a revolving loan commitment, subject to borrowing base, of not less than $25 million, is closed and is in full force and effect,

•	the registration statement is declared effective by the SEC, and no stop order has been issued in respect thereof,

•	the Company's initial board of directors is appointed as set forth in the Plan and each director has agreed to serve as a director of the Company,

•	the Company has cash or cash equivalents in hand as of the effective date of the Plan and available to satisfy claims under the Plan of not less than $35 million, and

•	the effective date of the Plan has occurred on or prior to July 31, 2004.

     The Company, with the consent of the Official Equity Committee and the Standby Purchasers and in certain cases, Berkshire and Ranch (which consent will not unreasonably be withheld), may waive any of the conditions set forth above, at any time, without notice, without leave or order of the bankruptcy court, and without any formal action other than proceeding to consummate the Plan.

Index

     In addition to the conditions precedent under the Plan, Mellon HBV Alternative Strategies LLC ("Mellon HBV") has required the Company to satisfy separate conditions under the standby funding commitment entered into between the Company and Mellon HBV on January 5, 2004.  Mellon HBV has the right to terminate its standby funding commitment if any of the conditions precedent under the standby commitment letter are not met.  Mellon HBV also retains the right to terminate the standby funding commitment upon the occurrence and non-occurrence of certain events.  Mellon HBV may, at its option, waive any of the conditions or termination events.

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

     The following tables set forth certain financial information for the Debtors and non-Debtors (in thousands):
Condensed Consolidating Balance Sheets
March 31, 2004
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Cash and equivalents	$47,981	$607	$-	$48,588
Receivables	37,778	9,929	-	47,707
Investment in subsidiaries	294,708	22,734	(317,442)	-
Intercompany receivables (payables)	21,455	(21,455)	-	-
Net seismic data library	193,559	60,315	-	253,874
Net property and equipment	7,385	6,706	-	14,091
Other assets	8,685	1,177	-	9,862

	$611,551	$80,013	$(317,442)	$374,122

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$13,147	$7,532	$-	$20,679
Debt, including capital leases	8,988	2,696	-	11,684
Other liabilities	43,050	18,107	-	61,157
Liabilities subject to compromise	277,980	-	-	277,980
Stockholders' equity	268,386	51,678	(317,442)	2,622

	$611,551	$80,013	$(317,442)	$374,122

Index
Condensed Consolidating Balance Sheets
December 31, 2003
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Cash and equivalents	$41,133	$3,229	$-	$44,362
Receivables	41,410	8,098	-	49,508
Investment in subsidiaries	294,848	22,955	(317,803)	-
Intercompany receivables (payables)	16,657	(16,657)	-	-
Net seismic data library	193,826	53,715	-	247,541
Net property and equipment	8,013	7,418	-	15,431
Other assets	8,904	1,343	-	10,247

	$604,791	$80,101	$(317,803)	$367,089

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$11,522	$5,892	$-	$17,414
Debt, including capital leases	9,232	2,756	-	11,988
Other liabilities	40,729	20,117	-	60,846
Liabilities subject to compromise	273,119	-	-	273,119
Stockholders' equity	270,189	51,336	(317,803)	3,722

	$604,791	$80,101	$(317,803)	$367,089

Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2004
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Revenue	$27,342	$16,448	$(2,526)	$41,264
Expenses:
Depreciation and amortization	14,724	9,359	-	24,083
Cost of sales	47	27	-	74
Selling, general and administrative
expenses	6,143	4,922	(2,526)	8,539

Income from operations	6,428	2,140	-	8,568

Interest expense, net	(4,734)	(214)	-	(4,948)
Reorganization items	(3,566)	-	-	(3,566)
Provision for income taxes	-	(706)	-	(706)
Income from discontinued operations	35	-	-	35

Net income (loss)	$(1,837)	$1,220	$-	$(617)

Index

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2004
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities	$17,107	$12,431	$-	$29,538
Investing activities	(10,620)	(15,335)	-	(25,955)
Financing activities	(678)	(30)	-	(708)
Effect of exchange rate changes	-	312	-	312
Net cash provided by discontinued
operations	1,039	-	-	1,039

Net increase (decrease) in cash
and equivalents	6,848	(2,622)	-	4,226
Cash and equivalents at beginning of period	41,133	3,229	-	44,362

Cash and equivalents at end of period	$47,981	$607	$-	$48,588

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

     The amounts subject to compromise at March 31, 2004 and December 31, 2003 consisted of the following items (in thousands):

	March 31,	December 31,
	2004	2003

Accounts payable	$734	$734
Accrued interest	17,002	12,323
Other accrued liabilities	4,806	4,616
Debt	255,438	255,446

Total	$277,980	$273,119

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

Index

     Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the three months ended March 31, 2004, reorganization items were as follows (in thousands):

Professional fees	$3,324
Interest Income	(31)
Other	273

Total	$3,566

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

Index

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

     The Company determines fair value of data exchanged by first determining the value of the license granted to the customer. It does so by evaluating the range of cash transactions by the Company for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low. The Company then also considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data. In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange. In significant exchanges, the Company obtains concurrence from an independent third party in order to support the Company's valuation of the data received. The Company obtains third party concurrence on all non-monetary exchanges of $500,000 or more. The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements. The independent third party evaluators concurred with the Company's valuations of all significant exchange transactions during 2003 and 2002.

     For the three months ended March 31, 2004 and 2003, the Company recorded seismic data library assets of $3,080,000 and $3,109,000, respectively, from non-monetary exchanges of seismic data. Revenue on a significant portion of the non-monetary data exchange transactions was initially deferred in accordance with the Company's accounting policy. Because of data selections by customers and underwriting from non-monetary exchanges, the Company recognized revenue of $5,303,000 and $3,632,000 for the three months ended March 31, 2004 and 2003, respectively, from this activity.

Index

Revenue from Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd.

     Revenue from Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd., wholly-owned subsidiaries of the Company, (collectively, "Solutions") is recognized as the services for reproduction and delivery of seismic data are provided to customers.

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

     For data acquired through a non-monetary data exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, the Company also obtains concurrence from a third party to support the Company's valuation.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $436,000 and $552,000 for the three months ended March 31, 2004 and 2003, respectively.

Data Library Amortization

     The Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful life of the data. The estimated useful life of the Company's seismic data is seven years for onshore data and five years for offshore data. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually nine months or less) has lapsed.

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

     The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the year. The amortization rates vary by component and, effective January 1, 2004, range from a low of 47% to a high of 100% with a weighted average rate of 56% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date.

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

Index

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

     The Company evaluates its seismic data library in components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II) North America onshore comprised of the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each component's remaining estimated useful life with the carrying value of each library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component's carrying amount. The difference between the library component's carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge.

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

NOTE E-DISCONTINUED OPERATIONS

     In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations. In 2002, the Company sold substantially all of its oil and gas assets. In January 2004, the Company sold a portion of its remaining oil and gas assets for approximately $1,287,000. The Company continues to market its remaining oil and gas assets for sale.

     Revenue from discontinued operations was $72,000 and $81,000 for the three months ended March 31, 2004 and 2003, respectively. Pre-tax income (loss) from discontinued operations was $35,000 and $(237,000) for the three months ended March 31, 2004 and 2003, respectively.

     The Company uses the full-cost method of accounting for its oil and gas operations.

Index

NOTE F-DEBT

     The following is a summary of the Company's debt (in thousands):

	March 31,	December 31,
	2004	2003

Notes	$255,000	$255,000
Debtor-in-Possession Loan Facility	-	-
Subsidiary revolving line of credit	-	-
Term loan	5,417	5,417
Note payable to former executive	438	446

	$260,855	$260,863

     Notes:    The Company has outstanding Notes totaling $255 million at March 31, 2004 that were issued in various series from December 1995 through December 2001. The Notes bear interest at rates ranging from 7.04% to 7.48% and have maturity dates ranging from June 2003 to October 2011. The financial covenants in the Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.  As a result of the non-payment of interest thereon, the Company's Chapter 11 filing and the restatement of its financial statements prior to January 1, 2002, among other factors, the Company is in default on the Notes.

     On June 6, 2003, certain of the holders of the Notes filed involuntary Chapter 11 petitions against the Company and 16 of its subsidiaries that guaranteed the Notes. On June 26, 2003, the Company announced that Ranch had purchased all $255 million of the Notes. Subsequently, the Company and Ranch reached agreements extending the time by which the Company must respond to the involuntary bankruptcy petitions. On July 21, 2003, the Debtors filed voluntary petitions in bankruptcy and the Company and Ranch filed motions to dismiss the involuntary petitions (see "Note B-Reorganization Proceedings"). In addition, on or before July 21, 2003, Ranch sold all of the Notes to Berkshire.

     Under the terms of the Plan, the Notes will be paid in full, along with accrued interest. As of March 31, 2004, accrued interest totaled $16.9 million and was included in liabilities subject to compromise in the Consolidated Balance Sheet.

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

    Subsidiary Revolving Line of Credit:    The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $60,768,000 (Canadian) at March 31, 2004) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion.

Index

     Term Loan:    On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The loan matures on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The Company is not in compliance with the payment terms or covenants of this term loan. Under the terms of the Plan, this term loan will be paid in full, along with accrued interest. As of March 31, 2004, accrued interest totaled $164,000.

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

NOTE G-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. For the three months ended March 31, 2004 and 2003, the Company did not have any potentially dilutive securities. A weighted average quarter-to-date number of options and warrants to purchase 2,059,000 and 5,482,000 shares of common stock were outstanding during the first quarter of 2004 and 2003, respectively, but were not included in the computation of diluted per share income because they were antidilutive. Material dilution may occur upon consummation of the Plan, see "Note B-Reorganization Proceedings."

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

		Three Months Ended March 31,

		2004	2003

Net loss:
As reported		$(617)	$(2,148)
Less:	Total stock-based employee expense
	determined under SFAS No. 123, net of tax	(603)	(1,122)

Pro forma		$(1,220)	$(3,270)

Basic and diluted loss per share:
As reported		$(.02)	$(.08)
Pro forma		$(.05)	$(.13)

NOTE H-STATEMENT OF CASH FLOW INFORMATION

     The Company had restricted cash at March 31, 2004 and December 31, 2003 of $161,000 and $202,000, respectively.

     During the three months ended March 31, 2004 and 2003, the Company had non-cash additions to its seismic data library totaling $3,161,000 and $3,159,000, respectively. Of these amounts, $3,080,000 and $3,109,000 resulted from non-monetary exchanges during the three months ended March 31, 2004 and 2003, respectively. The balance of $81,000 and $50,000 for the three months ended March 31, 2004 and 2003, respectively, resulted from certain data creation costs which were offset against amounts due from the customer for data license fees. The offset amounts are also included in non-cash sales in the Consolidated Statements of Cash Flows.

Index

     Operating cash flows resulting from reorganization items for the three months ended March 31, 2004 include the following (in thousands):

Interest received on cash accumulated
because of the Chapter 11 proceeding	$(31)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	3,059

$3,028

NOTE I-COMMITMENTS AND CONTINGENCIES

     In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to make annual installments of $60,000 with a maturity date of November 13, 2006. We believe the loan is presently current and not in default.

Litigation

     See "Note B - Reorganization Proceedings" for a detailed discussion of the Company's Chapter 11 reorganization and the Plan.

     On February 3, 2003, the former holders of the Company's senior unsecured notes accelerated the senior unsecured notes and made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders' investment in the senior unsecured notes. Notice of the demand has been provided by the Company to its insurance carriers. The holders of the senior unsecured notes did not commence suit. As of June 26, 2003, all of the former holders of senior unsecured notes had sold their senior unsecured notes to Ranch, who subsequently sold the senior unsecured notes to Berkshire. Under the Plan, all of the foregoing claims will be released and discharged.

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

Index

     The Company has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties and a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provides for payment of $600,000, all of which is covered by insurance, and resolution of all claims against all parties to the litigation. The settlement stipulation was approved by the Bankruptcy Court upon notice and a hearing by order dated November 17, 2003. Pursuant to the settlement, (i) all of the Derivative Claims have been or will be dismissed, (ii) the Debtors will continue certain, and from time to time implement new, corporate governance policies and procedures, and (iii) the plaintiffs recovered certain costs incurred in prosecuting the Derivative Claims. The cost recovery was paid solely by the Debtors' insurance carrier.

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

     On March 27, 2003, Seitel was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, v. N360X, LLC and Seitel. The complaint alleged that Seitel, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, defaulted on an agreement for the lease of a jet aircraft. GE accelerated the obligation, took possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The claim was subsequently reduced to $2.055 million plus interest at 9% from November 18, 2003 and purchased by Berkshire and the amount thereof has been agreed to by the parties. Such amounts represent unsecured claims and will be fully paid in cash in accordance with the Plan.

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

     The Company and its subsidiaries, Energy Venture Holdings LLC, Endeavor Exploration LLC, and DDD Energy, Inc., were sued by a former employee, Mark Stover, in Harris County District Court, 269th Judicial District, Cause No. 2002-52120 on October 8, 2002. Mr. Stover alleged breach of his employment contract and wrongful termination. The Company answered and generally denied the complaint on November 8, 2002. The matter was automatically stayed upon the Chapter 11 filing. On October 9, 2003, Mr. Stover filed a proof of claim in the bankruptcy court in the amount of $374,500. The Company has filed an objection to the claim, but is currently in settlement discussions with Mr. Stover. If a settlement is reached, it will require Bankruptcy Court approval.

    In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2004, the Company had accrued $2.3 million, representing its best estimate of the amounts that are probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at March 31, 2004, could be material to the Company's financial statements for any particular reporting period.

NOTE J-RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") released its Interpretation No. 46, (Revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual

Index

returns if they occur, or both. These provisions apply immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. The Company does not and is not expected to own any interest in a VIE or special purpose entity; therefore, FIN 46 does not have any effect on its financial position or results of operations.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements. Statements contained in this report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent our reasonable present belief and are based on our expectations and assumptions with respect to future events solely at or on the date such statements are made by us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include, without limitation: our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of the significant amount of debt we will have after consummation of the Plan, the significant amount of debt service we will have going forward after the consummation of the Plan, any delay or inability to complete the transactions contemplated by the Plan, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data and related services customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs. The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The forward-looking statements contained in this report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

     Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to Seitel or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-K and in our future periodic reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.

OVERVIEW

     We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is one of the largest available for licensing in the United States and Canada. We also have ownership in a library of offshore data covering parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data acquisition substantially underwritten or paid for by clients. Our primary areas of focus are onshore U.S. and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.

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

Index

     Demand for our products and services is cyclical due to the nature of the energy industry. In particular, demand for our seismic data services depends on the level of exploration and development activity within the markets we serve and is subject to significant volatility for a variety of reasons, including the price of oil and gas and the level of capital available to our primary clients for exploration and development activities.

     The North American markets we serve continue to experience major changes. The major international oil companies are increasing their focus on exploration opportunities outside the U.S., with independent oil and gas companies responsible for the majority of current U.S. drilling activity. Production decline rates are accelerating worldwide and are the most pronounced in mature fields of North America. Commodity prices for oil and natural gas are at high levels and the demand for natural gas in the U.S. could exceed supply during the next two to three years unless new production is brought on line in the U.S. and Canada. Liquid natural gas imports, while growing, cannot make up the forecasted shortfall in the supply of natural gas in the U.S. in the near term.

     While the industry is experiencing these market changes, we have taken steps to eliminate non-core business activities, improve our capital discipline, and reduce operating costs. As a result, our cost structure is now aligned with our current level of business and we believe we are well positioned for the future.

     Since we filed bankruptcy in mid 2003, we have not experienced a material loss of customers or reduction in revenue. Despite the potential for volatility inherent in seismic data library sales, our cash resales have remained relatively consistent quarter-to-quarter ranging from $18.2 million to $22.2 million since the second quarter of 2002. Currently, barring unforeseen or unanticipated circumstances, we believe that cash resales will continue at these levels for the remainder of 2004. Although a few customers exhibited reluctance to execute long-term contracts for new data acquisition with us while in bankruptcy, we have been able to continue the growth of our library with attractive projects and under terms beneficial to us. We have found that this reluctance was short-lived, and the level of acquisition activity has strengthened during this period. The uncertainty surrounding our financial stability arising out of our chapter 11 filing caused certain customers to question whether their rights to select data might be compromised and resulted in such customers accelerating selections of data. This is evidenced by the increase of selections of data in the third quarter of 2003. This concern, too, was short-lived and the level of selections has returned to a more normal level in the last two quarters. The cost reduction measures implemented by us over the last 18 months have been successful in reducing our recurring/normal selling, general and administrative expenses. However, costs and expenses associated with our restructuring efforts and bankruptcy have been significant. Once we emerge from bankruptcy, such fees and expenses will be substantially reduced. Additionally, once the Plan is implemented, our debt level will be reduced resulting in lower interest expense to be incurred in the future.

     While there will likely be continued variability in revenues from one quarter to the next, due to seasonal factors as well as overall industry uncertainty, we are optimistic that our core businesses will see a modest improvement over 2003 and that margins will improve.

Principal Factors Affecting Our Business

     Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Index

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

Index

     Cash Resales. Cash resales result from invoicing customers for purchases of licenses to data from our library. We expect cash resales to generally follow a consistent trend from quarter to quarter while considering our normal seasonality. The volatility in this trend could indicate changing market conditions. Cash resales for the three months ended March 31, 2004 and 2003 were $18.2 million and $18.3 million, respectively. The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Cash resales	$18,229	$18,295
Other revenue components:
Acquisition revenue	19,173	8,491
Non-monetary exchanges	3,080	3,109
Deferral of revenue	(14,355)	(12,372)
Selections of data	13,961	11,631
Solutions and other	1,176	1,170

Total revenue, as reported	$41,264	$30,324

     Cash Operating Income. We define cash operating income as cash revenue (derived primarily from seismic data acquisitions, cash licensing resales and Solutions) less cost of sales and selling, general and administrative expenses. We believe that this measure is helpful in determining the level of cash flow we have available for debt service, funding of capital expenditures and payment of taxes. Cash operating income for the three months ended March 31, 2004 and 2003 was $28.2 million and $18.9 million, respectively. The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Cash operating income	$28,153	$18,909
Add (subtract) other revenue components not
included in cash operating income:
Acquisition underwriting from non-monetary
exchanges	1,812	-
Non-monetary exchanges	3,080	3,109
Deferral of revenue	(14,355)	(12,372)
Selections of data	13,961	11,631
Less:
Depreciation and amortization	(24,083)	(18,075)

Operating income, as reported	$8,568	$3,202

Index

     Growth of our Seismic Data Library. We regularly add to our seismic data library through four different methods: (1) recording new data; (2) creating new value-added products from existing data within our library; (3) buying ownership of existing data for cash; and (4) obtaining ownership of existing data sets through non-monetary exchanges. For the three months ended March 31, 2004, we completed the addition of approximately 1,000 square miles of seismic data to our library. For the year ended December 31, 2003, we completed the addition of approximately 1,800 square miles of seismic data to our library. As of May 5, 2004, we had approximately 300 square miles of seismic data in progress.

     Loss from Continuing Operations. Loss from continuing operations was $652,000 and $1.9 million for the three months ended March 31, 2004 and 2003, respectively. Our results for each of the periods have been affected by a number of special items that are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. The loss from continuing operations in 2004 includes $4.3 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings, various litigation and severance costs. The loss from continuing operations in 2003 includes $2.8 million of costs and expenses related to our restructuring efforts and various litigation. Additionally, loss from continuing operations includes foreign currency transaction gains (losses) totaling $(0.1) million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively.

CRITICAL ACCOUNTING POLICIES

     We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2003.

Revenue Recognition

Revenue from Data Acquisition

     Revenue from the creation of new seismic data is recognized using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these projects, we create new seismic data designed in conjunction with our customers and specifically suited to the geology of the area using the most appropriate technology available. The contracts typically result in one or more customers underwriting a significant portion of the direct creation costs in exchange for a license or licenses to use the resulting data. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. We outsource the substantial majority of the work required to complete data acquisition projects to third party contractors. Our payments to these third party contactors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period. The creation process generally occurs in the following stages: permitting, surveying, drilling, recording and processing. The stages of this work often occur concurrently. Throughout the creation period, the customers receive legally enforceable rights and access to, and the benefits of, the results of all work performed. The customers also receive access to and use of the newly acquired and processed data. The customers may have exclusive access to the work performed and exclusive use of the newly acquired and processed data for a limited term, which is generally nine months or less, after final delivery of the processed data. The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement which is a separate agreement from the acquisition contract. Our acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. We maintain sole ownership of the newly acquired data, which is added to our library, and we are free to license the data to other customers when the original customers' exclusivity period ends.

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

Revenue from our Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd. Subsidiaries

     Revenue from our Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd. subsidiaries (collectively, "Solutions") are recognized as the services for reproduction and delivery of seismic data are provided to customers.

Seismic Data Library

     Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and such costs are amortized principally on the income forecast method subject to a straight-line amortization period of seven years for onshore data and five years for offshore data applied on a quarterly basis at the individual survey level.

Costs of Seismic Data Library

     For purchased seismic data, we capitalize the purchase price of the acquired data.

     For data acquired through a non-monetary data exchange, we capitalize an amount equal to the fair value of the data we receive or the fair value of the license granted to the customer, whichever is more readily determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, we also obtain concurrence from a third party to support our valuation.

Index

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

Data Library Amortization

     We amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method or a straight-line basis over the useful life of the data. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data's useful life. The estimated useful life of our seismic data is seven years for onshore data and five years for offshore data. With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually nine months or less) has lapsed.

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

     We evaluate our seismic data library in components based on our operations and geological and geographical trends resulting in the following data library groupings for purposes of evaluating impairments: (1) Gulf of Mexico offshore comprised of the following components: (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (2) North America onshore comprised of the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products; and (3) international data outside North America. We believe that these library components constitute the lowest levels of independently identifiable cash flows.

Index

     In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each component's remaining estimated useful life with the carrying value of each library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component's carrying amount. The difference between the library component's carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge.

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

Index

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

RESULTS OF OPERATIONS

     The accompanying financial information and related discussions of financial condition and results of operations are based on the assumption that we will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. On January 17, 2004, we filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 5, 2004. On March 18, 2004, the Bankruptcy Court confirmed the Plan. Under the Plan, all of our outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any claims that are reinstated under the Plan. The Plan further provides that we will receive gross proceeds of $75 million as a result of the exercise of the Stockholder Warrants and/or the sale of shares under the standby purchase agreement. Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds of not less than $180 million from our anticipated institutional offering of new senior unsecured notes, (iii) available cash and equivalents of not less than $35 million, and, if necessary, (iv) available borrowings under our new revolving credit facility provided on the effective date of the Plan. Certain conditions, as fully described in "Note B-Reorganization Proceedings", are required for the Plan to become effective. The consolidated financial statements reflect the amounts as of March 31, 2004, which we believe will ultimately be paid to settle liabilities and contingencies that may be allowed in bankruptcy.

     The following table summarizes the components of our revenue for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Acquisition revenue:
Cash underwriting	$17,361	$8,491
Underwriting from non-monetary exchanges	1,812	-
Licensing revenue:
New resales for cash	18,229	18,295
Non-monetary exchanges	3,080	3,109
Deferral of revenue	(14,355)	(12,372)
Selections of data	13,961	11,631
Solutions and other	1,176	1,170

Total revenue	$41,264	$30,324

     The increase in total revenue was primarily due to an increase in acquisition revenue. We planned a more active program to add new data to our library in 2004, the majority of which was concentrated in the first quarter. We do not anticipate our acquisition revenue to continue at this level in the subsequent quarters of 2004. The majority of the first quarter increase was for programs located in Canada, a growth area for us. Operational considerations render the winter months the optimal time to acquire new data in Canada. Revenue recognized from resales of data in the first quarter of 2004 maintained a consistent level as compared to the first quarter of 2003.

Index

     At March 31, 2004, we had a deferred revenue balance of $58,635,000, of which $15,269,000 resulted from non-monetary exchanges. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

     Seismic data library amortization amounted to $22,621,000 in the first quarter of 2004 compared to $16,436,000 in the first quarter of 2003. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. As a percentage of revenue from licensing seismic data, seismic data library amortization was 56% for the first quarters of 2004 and 2003.

    Selling, general and administrative ("SG&A") expenses were $8,539,000 in the first quarter of 2004 compared to $8,893,000 in the first quarter of 2003. First quarter 2004 SG&A expenses included $321,000 of legal fees and other costs associated with litigation with several parties, $478,000 of severance costs paid to our former chief executive officer pursuant to his retention and change of control agreement, and $85,000 related to foreign currency transaction losses related to our Canadian operations. First quarter 2003 SG&A expenses include $3.1 million of legal and professional fees related to our ongoing restructuring efforts and costs associated with litigation with several parties, including certain of our former officers and directors. Offsetting a portion of these expenses in the first quarter of 2003 were foreign currency transaction gains (reducing SG&A expense) totaling $1.4 million related to the strengthening of the Canadian dollar for U.S. denominated transactions of our Canadian subsidiaries. Taking into consideration these items, first quarter 2004 SG&A was approximately 6% higher than first quarter 2003 SG&A primarily due to variable expenses (i.e., commissions) tied to revenue. As a percentage of revenue, SG&A was 21% for the first quarter of 2004 and 29% for the first quarter of 2003.

     During the three months ended March 31, 2004, we incurred expenses associated with reorganization totaling $3,566,000. Reorganization items are expense or income items that are incurred or realized by Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they are not paying their pre-petition liabilities. For the three months ended March 31, 2004, reorganization items were as follows (in thousands):

Professional Fees	$3,324
Interest Income	(31)
Other	273

Total	$3,566

     As a result of our recording a loss for the first three months of 2004, along with the Chapter 11 filing and the fact that there exists substantial doubt about our ability to continue to recover assets and satisfy liabilities in the normal course of business, our U.S. income tax benefit was offset by a valuation allowance since such benefit is not assured of realization. Tax expense of $706,000 and $35,000 was recorded in the first quarters of 2004 and 2003, respectively, and related to earnings on certain Canadian subsidiaries.

Discontinued Operations

      In June 2002, our Board of Directors unanimously adopted a plan to dispose of our oil and gas operations by sale. Accordingly, our consolidated financial statements report the oil and gas operations as discontinued operations. In 2002, we sold substantially all of our oil and gas assets. In January 2004, we sold a portion of our remaining oil and gas assets for approximately $1,287,000 of which $1 million was paid in cash and the balance is due in four equal quarterly installments beginning April 30, 2004 pursuant to a promissory note. Our remaining oil and gas assets are not material and we continue to seek buyers.

     Revenue from the discontinued operations was $72,000 and $81,000 for the three months ended March 31, 2004 and 2003, respectively. Pre-tax income (loss) from discontinued operations was $35,000 and $(237,000) for the three months ended March 31, 2004 and 2003, respectively. The increase in the pre-tax income from discontinued operations between 2004 and 2003 was primarily a result of 2003 including a charge of $277,000 to reduce the carrying value of such properties to their estimated fair value.

Index

Liquidity and Capital Resources

     As of May 5, 2004, we had approximately $50.7 million in consolidated cash, cash equivalents and short-term investments. In addition, we have in place and approved by the bankruptcy court, the DIP Facility for up to $20 million. Advances under the DIP Facility are available pursuant to a formula based on the carrying value of certain accounts receivable and components of the seismic data library. If an advance is made under the DIP Facility, the first such advance must be in an amount not less than, and must be used to retire our term loan presently outstanding in the amount of, $5.4 million and secured by certain seismic data. The DIP Facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries. At May 5, 2004, there was no outstanding balance under the DIP Facility and there was $20 million of availability. On the effective date of the Plan, the DIP facility will be terminated and replaced with a new revolving credit facility, providing a revolving loan commitment of $30 million, subject to borrowing base limitations. For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

     Operating Activities. Cash flows provided by operating activities from continuing operations were $29,538,000 and $12,366,000 for the three months ended March 31, 2004 and 2003, respectively. The significant increase from 2003 to 2004 was primarily due to an increase in collection on licensing invoices and non-payment of interest expense on the Debtors' debt due to the bankruptcy proceedings. Absent any adverse factors outside our control such as a significant decrease in oil and gas prices or a decline in availability of capital for our customers, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2004 if we are successful in completing all of the financing transactions contemplated by the Plan. See "Financing Activities" below.

     Investing Activities. Cash flows used by investing activities from continuing operations were $25,955,000 and $11,488,000 for the three months ended March 31, 2004 and 2003, respectively. Cash expenditures for seismic data were $25,696,000 and $15,811,000 for the three months ended March 31, 2004 and 2003, respectively, reflecting the increase in new seismic data acquisition programs in 2004.

     Our capital budget for the remainder of 2004 is presently estimated to be $55.6 million, substantially all of which is allocated for additions to our seismic data library. Of the amount budgeted, approximately $31.7 million of these additions will come from data acquisition projects for which we anticipate receiving approximately $20.9 million in cash underwriting. In addition, the budget anticipates potential cash data purchases of approximately $11.7 million, and the execution of approximately $10.9 million in non-monetary exchanges. In addition to the above described seismic data library additions, we plan to spend approximately $1.3 million on other property and equipment. Assuming the capital budget is executed as planned, it would require approximately $23.8 million to be funded from operating cash flow. As of May 5, 2004, we had capital expenditure commitments related to data acquisition projects of approximately $17.9 million of which approximately $13.3 million of cash underwriting has been obtained.

     We also have operating lease and facility rental obligations. Payments due for the remainder of the year ending December 31, 2004 are approximately $0.8 million.

     Financing Activities. Cash flows used in financing activities were $708,000 and $2,166,000 for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 payments on term loans and capital leases equaled $274,000 and payments related to professional fees incurred in connection with our debt and equity transactions were $474,000.

     As of March 31, 2004, we had approximately $271.8 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):
		Payments due by period

					2007 and
Contractual cash obligations	Total	2004	2005	2006	thereafter

Debt obligations (1)	$260,855	$260,440	$37	$38	$340
Capital lease obligations	6,267	1,209	2,434	34	2,590
Operating lease obligations	4,669	751	960	677	2,281

Total contractual cash obligations	$271,791	$262,400	$3,431	$749	$5,211

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. We are not in compliance with certain of the covenants related to this debt and the holders of $255 million of such debt have accelerated the maturity thereof. Pursuant to our Plan, $260.4 million of this debt will be paid in full in 2004; therefore, the maturities have been reflected as due in 2004.

Index

     Under the Plan, the rights of and ultimate payments related to certain of these contractual obligations may be substantially altered.

     We have outstanding $255 million principal amount of senior unsecured notes that were issued in various series from December 1995 through December 2001. The senior unsecured notes bear interest at rates ranging from 7.04% to 7.48% and have maturity dates ranging from June 2003 to October 2011. As a result of the non-payment of interest thereon, our Chapter 11 filing and the restatement of our financial statements prior to January 1, 2002, among other factors, we are currently in default on the senior unsecured notes. No principal or interest payments have been made on the senior unsecured notes since May 2, 2003.

     On August 28, 2001, our wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan for the purchase of certain seismic data, some of which data secures the debt. We are not in compliance with payment terms or covenants of this term loan. At May 5, 2004, the term loan had an outstanding principal balance of approximately $5.4 million and a maturity date of October 1, 2004, when a balloon payment of $2.5 million is due. No principal or interest payments have been made on this loan since we filed voluntary petitions under Chapter 11 on July 21, 2003.

     On March 18, 2004, the Bankruptcy Court confirmed the Plan, under which all of our pre-petition creditors, including the senior unsecured notes and term loan discussed above, will be paid in full, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any claims that are reinstated under the Plan. We have estimated that the total amount of pre-petition claims, administrative costs and other fees and expenses related to the Plan is $304.2 million.

     The Plan will be funded from (1) the net proceeds to us from the exercise of Stockholder Warrants, the purchase of shares of reorganized common stock under the standby purchase agreements, or any combination thereof, (2) the net proceeds from our anticipated institutional private placement of new senior unsecured notes resulting in net proceeds to us of not less than $180 million, (3) available cash and cash equivalents of not less than $35 million and, if necessary, (4) available borrowings under our new revolving credit facility providing on the effective date of the Plan a maximum revolving loan commitment, subject to borrowing base limitations, of $30 million. Summarized as follows, are the sources and uses of funds expected as of July 13, 2004 related to the Plan, assuming the aggregate principal amount of new senior notes totals $190 million (in millions):

Sources and Uses of Funds

($ in millions)

Sources			Uses
Cash Required (1)	$39.2		Outstanding Senior Unsecured Notes	$255.0
New Senior Notes	190.0		Accrued Interest on Senior Unsecured Notes (4)	22.2
New Equity Issue to be Raised (2)	75.0		Other Secured & Unsecured Claims (5)	11.6
			Administrative Costs (6)	6.5
			Fees & Other Expenses (7)	8.9

Total Sources	$304.2	(3)	Total Uses	$304.2

1.	The Plan requires that we have at least $35 million in cash at the effective date.
2.	$75.0 million warrant offering to existing shareholders; guaranteed by Mellon HBV.
3.

The amount of our net cash flow during the period between April 1, 2004 and July 13, 2004 will determine whether we will be required to draw down on our new revolving credit facility to partially fund payments of allowed creditors' claims required under the Plan and, if so, how much we will be required to draw down.

4.	Includes interest accrued on outstanding senior unsecured notes through July 13, 2004.
5.	Includes $5.7 million of secured claims, $5.4 million of unsecured claims and $0.5 million of priority claims.
6.	Includes administrative costs related to the Plan expected to be incurred from April 1, 2004 to July 13, 2004.
7.	Includes new senior notes issuance fees, fees related to rights offering, and legal and other fees expected to be incurred from April 1, 2004 to July 13, 2004.

Index

     Our principal sources of funds in 2004 after the consummation and effectiveness of the Plan are expected to be operating revenues, cash and cash equivalents on hand, and funds available for borrowing under the new revolving credit facility. Our principal uses of funds are expected to be the payment of operating expenses, debt-service requirements as a result of the implementation of the Plan, and capital expenditures as described above in "Investing Activities". After giving effect to the consummation of the transactions contemplated by the Plan, including the completion of the issuance of stock, our institutional private placement of new senior notes and the funding of our new revolving credit facility, we expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the new revolving credit facility will be sufficient to enable us to satisfy our operating expenses, debt service requirements, and the cash requirements in connection with our investments in seismic data for the 12-month period following the effective date of the Plan.

Other Debt

     On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into a new revolving credit facility. The facility allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $60,768,000 (Canadian) at March 31, 2004) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. As of May 5, 2004, no amounts were outstanding on this revolving line of credit and $4 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

     During 2001 and 2002, we entered into capital leases for the purchase of computer and data center furniture and equipment. The lease agreement originally was for a term of approximately two years. On February 18, 2003, we and the lessor entered into a restructuring of this lease effective as of January 1, 2003. Under the restructured obligation, on February 18, 2003, we made a one time payment of $1,580,000, plus applicable taxes, in consideration of past due lease payments and agreed to make 33 additional monthly payments of principal and interest of $165,000, plus applicable taxes. At the conclusion of the lease, we may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. The outstanding balance on the capital lease as of May 5, 2004 was $3,322,000. We assumed the lease pursuant to an order of the bankruptcy court dated December 29, 2003.

     On April 30, 2002, Olympic entered into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada. Proceeds of the sale were $3.6 million (Canadian). The proceeds were used to pay off Olympic's revolving line of credit and for general corporate purposes. The term of the lease is a 20-year capital lease with lease payments of: $336,000 (Canadian) in years 1-5; $370,860 (Canadian) in years 6-10; $409,500 (Canadian) in years 11-15; and $452,340 (Canadian) in years 16-20. The transaction resulted in a gain on the sale of $737,000, which has been deferred and is being recognized into income over the term of the lease.

     In connection with the settlement of certain litigation, we entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic. The outstanding balance on this note as of May 5, 2004 was $435,000. Since the date we filed our voluntary Chapter 11 petition with the bankruptcy court, Olympic has made the monthly payments on this note. Under the Plan, the note will be assumed by Seitel.

     Under the terms of a separation agreement with one of our former officers, we have guaranteed a bank loan with an outstanding balance of $193,000 as of May 5, 2004. The balance is due in annual installments of $60,000 with a maturity date of November 13, 2006.

     Deferred Taxes. We have not paid Federal income taxes in the last two years. As of March 31, 2004, in Canada we had a net deferred tax liability of approximately $2.5 million, net of a valuation allowance of $0.5 million. In the U.S., we had a net deferred tax asset of $65.8 million, all of which was fully offset by a valuation allowance. We anticipate receiving a refund of Federal income tax of approximately $9.9 million related to the carryback of our expected taxable loss for the year ended December 31, 2003. Following the  implementation  of  the  Plan,  remaining  tax  credit  carry  forwards and certain other of our tax attributes applicable to periods

Index

prior to the effective date of the Plan (collectively, "pre-change losses") may be subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the change in our ownership. Under Section 382, if a corporation undergoes an "ownership change" and the corporation does not qualify for (or elects out of) Section 382(l)(5)(H), the amount of its pre-change losses that may be utilized to offset future taxable income is subject to an annual limitation. The amount of the annual limitation is generally based on the value of the company immediately before the ownership change multiplied by a percentage rate published by the Internal Revenue Service. Such limitation also may apply to certain losses or deductions that are economically accrued but not recognized as of the date of the ownership change and that are subsequently recognized during the five year period beginning with the date of the ownership change.

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

Capital Expenditures

     During the first three months of 2004, capital expenditures for seismic data and other property and equipment amounted to $29.6 million and $0.3 million, respectively. Of the $29.6 million of seismic data additions, $26.4 million were cash additions, $3.1 million were for non-monetary exchanges and $0.1 million were other non-cash additions. These capital expenditures, as well as taxes, interest expense, cost of sales and general and administrative expenses, were funded by operations and current cash balances.

     Our capital budget for the remainder of 2004 is presently estimated to be $55.6 million, substantially all of which is allocated for additions to our seismic data library. Of the amount budgeted, approximately $31.7 million of these additions will come from data acquisition projects for which we anticipate receiving approximately $20.9 million in cash underwriting. In addition, the budget anticipates potential cash data purchases of approximately $11.7 million, and the execution of approximately $10.9 million in non-monetary exchanges. In addition to the above described seismic data library additions, we plan to spend approximately $1.3 million on other property and equipment. Assuming the capital budget is executed as planned, it would require approximately $23.8 million to be funded from operating cash flow. As of May 5, 2004, we had capital expenditure commitments related to data acquisition projects of approximately $17.9 million of which approximately $13.3 million of cash underwriting has been obtained.

Recent Accounting Pronouncements

     In January 2003, the FASB released its Interpretation No. 46, (Revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. These provisions apply immediately to variable interests in VIEs created after January 31, 2003, and to variable interest in special purpose entities for periods ending after December 15, 2003. The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004. We do not and do not expect to own any interest in a VIE or special purpose entities; therefore, FIN 46 does not have any effect on our financial position or results of operations.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

     We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of March 31, 2004, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Index

Foreign Currency Exchange Rate Risk

     Our Canadian subsidiaries conduct business in the Canadian dollar, therefore, we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. As of March 31, 2004, we did not have any open forward exchange contracts.

    We have not had any significant changes in the market risk exposures since December 31, 2003.
Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Index

     Seitel has been named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally allege that the defendants breached and conspired to breach fiduciary duties to Seitel's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also assert causes of action for mismanagement, waste of corporate assets and unjust enrichment. The Zambie case also alleges professional negligence against Ernst & Young LLP. The plaintiffs seek judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. Seitel's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report has been delivered to Seitel. Seitel filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and Seitel has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties and a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provides for payment of $600,000, all of which is covered by insurance, and resolution of all claims against all parties to the litigation. The settlement stipulation was approved by the Bankruptcy Court upon notice and a hearing by order dated November 17, 2003. Pursuant to the settlement, (i) all of the Derivative Claims have been or will be dismissed, (ii) the Debtors will continue certain, and from time to time implement new, corporate governance policies and procedures, and (iii) the plaintiffs recovered certain costs incurred in prosecuting the Derivative Claims. The cost recovery was paid solely by the Debtors' insurance carrier.

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

Index

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

     On March 27, 2003, Seitel was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, v. N360X, LLC and Seitel. The complaint alleged that Seitel, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, defaulted on an agreement for the lease of a jet aircraft. GE accelerated the obligation, took possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The claim was subsequently reduced to $2.055 million plus interest at 9% from November 18, 2003 and purchased by Berkshire and the amount thereof has been agreed to by the parties. Such amounts represent unsecured claims and will be fully paid in cash in accordance with the Plan.

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

     Seitel and its subsidiaries, Energy Venture Holdings LLC, Endeavor Exploration LLC, and DDD Energy, Inc., were sued by a former employee, Mark Stover, in Harris County District Court, 269th Judicial District, Cause No. 2002-52120 on October 8, 2002. Mr. Stover alleged breach of his employment contract and wrongful termination. We answered and generally denied the complaint on November 8, 2002. The matter was automatically stayed upon the Chapter 11 filing. On October 9, 2003, Mr. Stover filed a proof of claim in the bankruptcy court in the amount of $374,500. We have filed an objection to the claim, but are currently in settlement discussions with Mr. Stover. If a settlement is reached, it will require Bankruptcy Court approval.

    In addition to the lawsuits described above, we are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to our financial position or results of operation.

Index

Items 2., 4. and 5.  Not applicable.

Item 3. Defaults upon Senior Securities

Please read Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004.

The Company filed a current report on Form 8-K, dated January 12, 2004, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings, including the Company's announcement of an agreement for the proposed amended reorganization plan.

The Company filed a current report on Form 8-K, dated January 12, 2004, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings, including the Company entering into a standby funding commitment letter with Mellon HBV Alternative Strategies LLC.

The Company filed a current report on Form 8-K, dated January 29, 2004, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings, including the rescheduling of the Company's disclosure statement hearing.

The Company filed a current report on Form 8-K, dated February 6, 2004, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings, including the bankruptcy court approval of the disclosure statement and the record date being set for voting on the reorganization plan.

The Company filed a current report on Form 8-K, dated February 18, 2004, containing information pursuant to Items 5 and 7, regarding the Company's appointment of Randall D. Stilley as Chief Executive Officer.

The Company filed a current report on Form 8-K/A, dated February 20, 2004, amending the report filed on February 6, 2004, which inadvertently re-filed the report which was filed on January 29, 2004 as the February report.

The Company filed a current report on Form 8-K, dated March 19, 2004, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings, including the confirmation of the Company's reorganization plan by the bankruptcy court.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: May	6,	2004	/s/	Randall D. Stilley

				Randall D. Stilley
				Chief Executive Officer and President

Dated: May	6,	2004	/s/	Marcia H. Kendrick

				Marcia H. Kendrick
				Acting Chief Financial Officer

Index

	EXHIBIT INDEX

		Page
Exhibit	Title	Number

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,	42
	As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,	44
	As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,	46
	As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,	48
	As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002