Form 10-Q/A
period 2004-03-31
SEITEL INC
filed 2004-06-02
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1
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

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
	(Unaudited)
	March 31,	December 31,
	2004	2003

	(Revised)
ASSETS
Cash and equivalents	$48,588	$44,362
Restricted cash	161	202
Receivables
Trade (net)	36,399	37,461
Notes and other	11,308	12,047
Net seismic data library	253,874	247,541
Net property and equipment	14,091	15,431
Oil and gas operations held for sale	544	1,552
Investment in marketable securities	32	99
Prepaid expenses, deferred charges and other	8,118	8,394

TOTAL ASSETS	$373,115	$367,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$20,679	$17,414
Oil and gas operations held for sale	13	17
Term Loans	5,417	5,417
Obligations under capital leases	6,267	6,571
Deferred income taxes	2,509	1,953
Deferred revenue	58,635	58,876
Liabilities subject to compromise	277,554	273,119

TOTAL LIABILITIES	371,074	363,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,811,601 at March 31, 2004 and December 31, 2003	258	258
Additional paid-in capital	166,630	166,630
Retained deficit	(160,929)	(159,731)
Treasury stock, 435,918 shares at cost at
March 31, 2004 and December 31, 2003	(5,373)	(5,373)
Notes receivable from officers and employees
for stock purchases	(89)	(124)
Accumulated other comprehensive income	1,544	2,062

TOTAL STOCKHOLDERS' EQUITY	2,041	3,722

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,115	$367,089

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,

	2004	2003

	(Revised)
REVENUE	$41,264	$30,324

EXPENSES
Depreciation and amortization	24,083	18,075
Cost of sales	74	154
Selling, general and administrative	8,539	8,893

	32,696	27,122

INCOME FROM OPERATIONS	8,568	3,202

Interest expense and other, net	(4,948)	(5,078)
Reorganization items	(4,147)	-

Loss from continuing operations before income taxes	(527)	(1,876)
Provision for income taxes	706	35

Loss from continuing operations	(1,233)	(1,911)
Income (loss) from discontinued operations, net of tax	35	(237)

NET LOSS	$(1,198)	$(2,148)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(.05)	$(.07)
Income (loss) from discontinued operations	-	(.01)

Net loss	$(.05)	$(.08)

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,376

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)
	Three Months Ended
	March 31,

	2004	2003

	(Revised)
Net loss	$(1,198)	$(2,148)

Unrealized losses on securities held as available for sale	(65)	-

Foreign currency translation adjustments	(453)	1,278

Comprehensive loss	$(1,716)	$(870)

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

								Accumulated
							Notes	Other
							Receivable	Compre-
	Common Stock		Additional		Treasury Stock		from	hensive
			Paid-In	Retained			Officers &	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Employees	(Loss)

Balance, December 31, 2002	25,811,601	$258	$166,630	$(121,793)	(435,918)	$(5,373)	$(1,178)	$(1,508)
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	1,054	-
Net loss	-	-	-	(37,938)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	3,499
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	71

Balance, December 31, 2003	25,811,601	258	166,630	(159,731)	(435,918)	(5,373)	(124)	2,062
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	35	-
Net loss	-	-	-	(1,198)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	(453)
Unrealized losses on marketable
securities	-	-	-	-	-	-	-	(65)

Balance, March 31, 2004 (unaudited)	25,811,601	$258	$166,630	$(160,929)	(435,918)	$(5,373)	$(89)	$1,544
(Revised - See Note A)

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,

	2004	2003

	(Revised)
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(1,198)	$(2,148)
Loss (income) from discontinued operations, net of tax	(35)	237
Depreciation and amortization	24,083	18,075
Deferred income tax provision	584	2,835
Amortization of deferred financing costs	1,184	71
Allowance for collection of trade receivables	75	75
Non-cash sales	(5,384)	(3,682)
Decrease (increase) in receivables	871	(2,764)
Decrease (increase) in other assets	217	(604)
Decrease in deferred revenue	2,507	1,415
Increase (decrease) in accounts payable and other liabilities	6,634	(1,144)

Net cash provided by operating activities of continuing operations	29,538	12,366

Cash flows from investing activities:
Cash invested in seismic data	(25,696)	(15,811)
Cash paid to acquire property and equipment	(300)	(101)
Cash received from disposal of property and equipment	-	5
Decrease in restricted cash	41	4,419

Net cash used in investing activities of continuing operations	(25,955)	(11,488)

Cash flows from financing activities:
Principal payments on term loans	(8)	(1,113)
Principal payments on capital lease obligations	(266)	(1,110)
Costs of debt and equity transactions	(474)	-
Payments on notes receivable from officers and employees	40	57

Net cash used in financing activities
of continuing operations	(708)	(2,166)

Effect of exchange rate changes	312	(1,519)
Net cash provided by discontinued operations	1,039	59

Net increase (decrease) in cash and equivalents	4,226	(2,748)
Cash and cash equivalents at beginning of period	44,362	21,517

Cash and equivalents at end of period	$48,588	$18,769

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$310	$5,533
Income taxes	$-	$868
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$3,161	$3,159

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

     Revision to March 31, 2004 Financial Statements: Effective on March 30, 2004, the Bankruptcy Court allowed the amount of Berkshire Hathaway, Inc.'s claims in respect of its senior unsecured notes which previously had been recorded by the Company at a value of $255 million principal amount, plus accrued interest. Under AICPA Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which has been followed by the Company since the commencement of its Chapter 11 Cases, once a debt claim is formally allowed by the Bankruptcy Court, any theretofore existing deferred issue costs in respect of such debt is required to be adjusted to the extent necessary to report the debt at the allowed claim amount. At the time the senior unsecured notes were established as an allowed claim, the Company had $1.0 million of deferred issue costs recorded on its balance sheet and characterized as prepaid expenses. Such amount should have been expensed in the quarter ended March 31, 2004 as a non-cash reorganization charge as opposed to being expensed on the effective date of the Plan.  Additionally, certain pre-petition liabilities totaling $426,000 are disputed by the Company and, in accordance with SOP 90-7, it is not probable that such pre-petition liabilities will result in allowed claims. Therefore, such liabilities should have been correspondingly reduced as of March 31, 2004.  The previously reported first quarter 2004 results have been revised to reflect the accelerated amortization of the remaining $1.0 million deferred issue costs and the reduction in liabilities subject to compromise of $426,000. Such adjustments are reflected in reorganization items in the consolidated statement of income. These revisions did not affect the Company's previously reported income from operations, cash position or cash flows from operations.

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

     The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities is subject to a significant number of uncertainties.

     The following tables set forth certain financial information for the Debtors and non-Debtors (in thousands):
Condensed Consolidating Balance Sheets
March 31, 2004
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Cash and equivalents	$47,981	$607	$-	$48,588
Receivables	37,778	9,929	-	47,707
Investment in subsidiaries	294,708	22,734	(317,442)	-
Intercompany receivables (payables)	21,455	(21,455)	-	-
Net seismic data library	193,559	60,315	-	253,874
Net property and equipment	7,385	6,706	-	14,091
Other assets	7,678	1,177	-	8,855

	$610,544	$80,013	$(317,442)	$373,115

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$13,147	$7,532	$-	$20,679
Debt, including capital leases	8,988	2,696	-	11,684
Other liabilities	43,050	18,107	-	61,157
Liabilities subject to compromise	277,554	-	-	277,554
Stockholders' equity	267,805	51,678	(317,442)	2,041

	$610,544	$80,013	$(317,442)	$373,115

Index
Condensed Consolidating Balance Sheets
December 31, 2003
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Cash and equivalents	$41,133	$3,229	$-	$44,362
Receivables	41,410	8,098	-	49,508
Investment in subsidiaries	294,848	22,955	(317,803)	-
Intercompany receivables (payables)	16,657	(16,657)	-	-
Net seismic data library	193,826	53,715	-	247,541
Net property and equipment	8,013	7,418	-	15,431
Other assets	8,904	1,343	-	10,247

	$604,791	$80,101	$(317,803)	$367,089

Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$11,522	$5,892	$-	$17,414
Debt, including capital leases	9,232	2,756	-	11,988
Other liabilities	40,729	20,117	-	60,846
Liabilities subject to compromise	273,119	-	-	273,119
Stockholders' equity	270,189	51,336	(317,803)	3,722

	$604,791	$80,101	$(317,803)	$367,089

Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2004
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Revenue	$27,342	$16,448	$(2,526)	$41,264
Expenses:
Depreciation and amortization	14,724	9,359	-	24,083
Cost of sales	47	27	-	74
Selling, general and administrative
expenses	6,143	4,922	(2,526)	8,539

Income from operations	6,428	2,140	-	8,568

Interest expense, net	(4,734)	(214)	-	(4,948)
Reorganization items	(4,147)	-	-	(4,147)
Provision for income taxes	-	(706)	-	(706)
Income from discontinued operations	35	-	-	35

Net income (loss)	$(2,418)	$1,220	$-	$(1,198)

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

     The amounts subject to compromise at March 31, 2004 and December 31, 2003 consisted of the following items (in thousands):

	March 31,	December 31,
	2004	2003

Accounts payable	$582	$734
Accrued interest	17,002	12,323
Other accrued liabilities	4,532	4,616
Debt	255,438	255,446

Total	$277,554	$273,119

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

Professional fees	$3,324
Interest Income	(31)
Accelerated amortization of deferred debt issue costs	1,007
Reduction of pre-petition liabilities	(426)
Other	273

Total	$4,147

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

		Three Months Ended March 31,

		2004	2003

Net loss:
As reported		$(1,198)	$(2,148)
Less:	Total stock-based employee expense
	determined under SFAS No. 123, net of tax	(603)	(1,122)

Pro forma		$(1,801)	$(3,270)

Basic and diluted loss per share:
As reported		$(.05)	$(.08)
Pro forma		$(.07)	$(.13)

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

     Loss from Continuing Operations. Loss from continuing operations was $1.2 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively. Our results for each of the periods have been affected by a number of special items that are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. The loss from continuing operations in 2004 includes $4.8 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings, various litigation and severance costs. The loss from continuing operations in 2003 includes $2.8 million of costs and expenses related to our restructuring efforts and various litigation. Additionally, loss from continuing operations includes foreign currency transaction gains (losses) totaling $(0.1) million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively.

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

     During the three months ended March 31, 2004, we incurred expenses associated with reorganization totaling $4,147,000. Reorganization items are expense or income items that are incurred or realized by Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they are not paying their pre-petition liabilities. For the three months ended March 31, 2004, reorganization items were as follows (in thousands):

Professional Fees	$3,324
Interest Income	(31)
Accelerated amortization of deferred debt issue costs	1,007
Reduction of pre-petition liabilities	(426)
Other	273

Total	$4,147

     Effective on March 30, 2004, the Bankruptcy Court allowed the amount of Berkshire Hathaway, Inc.'s claims in respect of its senior unsecured notes which previously had been recorded by us at a value of $255 million principal amount, plus accrued interest. Under AICPA Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which has been followed by us since the commencement of our Chapter 11 Cases, once a debt claim is formally allowed by the Bankruptcy Court, any theretofore existing deferred issue costs in respect of such debt is required to be adjusted to the extent necessary to report the debt at the allowed claim amount. At the time the senior unsecured notes were established as an allowed claim, we had $1.0 million of deferred issue costs recorded on our balance sheet and characterized as prepaid expenses. Such amount should have been expensed in the quarter ended March 31, 2004 as a non-cash reorganization charge as opposed to being expensed on the effective date of the Plan.  Additionally, certain pre-petition liabilities totaling $426,000 are disputed by us and, in accordance with SOP 90-7, it is not probable that such pre-petition liabilities will result in allowed claims. Therefore, such liabilities should have been correspondingly reduced as of March 31, 2004. The previously reported first quarter 2004 results have been revised to reflect the accelerated amortization of the remaining $1.0 million deferred issue costs and the reduction in liabilities subject to compromise of $426,000. Such adjustments are reflected in reorganization items in the consolidated statement of income. These revisions did not affect our previously reported income from operations, cash position or cash flows from operations.

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

Index

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer, Chief Financial Officer (commencing May 10, 2004) and then Acting Chief Financial Officer (for the period from January 1, 2004 to May 10, 2004), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004 and the date of this Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer and then Acting Chief Financial Officer concluded that, except as noted in paragraph (b) below, the Company's disclosure controls and procedures as of March 31, 2004 and the date of this Form 10-Q/A are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting

In connection with its post-audit review procedures with respect to the Company's Registration Statement on Form S-1 (No. 333-113446), Ernst & Young LLP ("Ernst & Young"), the Company's independent auditors, advised the Audit Committee and management of an item that Ernst & Young considered to be a reportable condition and material weakness in the Company's internal controls under standards established by the American Institute of Certified Public Accountants. Ernst & Young reported that during the first quarter of 2004, AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", required an adjustment of $1 million of deferred issue costs in respect of the Company's $255 million outstanding principal amount of senior unsecured notes. Specifically, the Company concluded and Ernst & Young concurred that such deferred issue costs should have been accelerated and expensed at the time the senior notes became a claim "allowed" by the bankruptcy court on March 30, 2004. Additionally, certain pre-petition claims totaling $426,000 which the Company disputes and that are not probable of resulting in allowed claims should have been correspondingly reduced at March 31, 2004. The Company has amended its Form 10-Q for the quarter ended March 31, 2004 to reflect these adjustments. The requirement to adjust the financial statements for the quarter ended March 31, 2004 was viewed by Ernst & Young as requiring the issuance of a Report on Reportable Conditions and therefore classified with respect solely to that issue, as a material weakness in the Company's internal controls. The Company believes it has implemented appropriate procedures to address any such weakness that existed in the past.

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

			SEITEL, INC.

Dated: June	1,	2004	/s/	Randall D. Stilley

				Randall D. Stilley
				Chief Executive Officer and President

Dated: June	1,	2004	/s/	Robert D. Monson

				Robert D. Monson
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