Form 10-Q/A
period 2004-03-31
SEITEL INC
filed 2004-06-09
CIK 750813

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488

SEITEL, INC.

(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10811 S. Westview Circle Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 881-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of May 5, 2004, there were 25,375,683 shares of the Company’s common stock, par value $.01 per share outstanding.

PART I—FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

For the fiscal quarter ended March 31, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of Randall D. Stilley, the Company’s President and Chief Executive Officer, and Marcia H. Kendrick, the Company’s then acting Chief Financial Officer (who served in such capacity for the period from January 1, 2004 to May 10, 2004), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based upon those evaluations, Mr. Stilley and Ms. Kendrick concluded that the Company’s disclosure controls and procedures as of March 31, 2004 were effective in reasonably assuring that they will timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act within the time periods specified in the SEC’s rules and forms, and are further effective in reasonably assuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow the aforementioned timely decisions regarding required disclosure.

Subsequent to the initial evaluation and in connection with the filing of this Quarterly Report on Form 10-Q/A, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), under the supervision and with the participation of Mr. Stilley and Robert D. Monson, the Company’s newly appointed Chief Financial Officer. Based upon those evaluations, Messrs. Stilley and Monson concluded that the Company’s disclosure controls and procedures as of the date of this Form 10-Q/A are effective in reasonably assuring that they will timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act within the time periods specified in the SEC’s rules and forms, and are further effective in reasonably assuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow the aforementioned timely decisions regarding required disclosure.

The executive officers of the Company, under the supervision and with the participation of Messrs. Monson and Stilley, who conducted the evaluation subsequent to the initial evaluation and in connection with the filing of this Quarterly Report on Form 10-Q/A made the conclusion in the immediately preceding paragraph despite the material internal control weakness identified below. The particular material internal control weakness that necessitated the Company’s filing of this Form 10-Q/A was limited to the application of one aspect of AICPA Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), where the entire SOP otherwise had been correctly followed. Through and including March 18, 2004, the date of the Plan confirmation order, no material internal control weakness existed. It was only in connection with Ernst & Young LLP’s (“Ernst & Young”) post-audit review procedures that the Company discovered on or about May 26, 2004 and Ernst & Young concurred in the misapplication of one aspect of SOP 90-7 which related to the expensing of the prepaid expense representing deferred issue costs associated with the Company’s senior subordinated notes and the corresponding reduction of certain disputed pre-petition claims. The disclosure controls and procedures then in place in fact worked, and the issue was, under the circumstances, promptly dealt with, and remedial steps were taken promptly by senior management, the Audit Committee internal counsel and outside counsel. From the time of awareness of the possibility of a material internal control weakness, senior executive and financial management reviewed and discussed all applicable financial and professional literature and authority on the issue. Resolution of the issue was accomplished during a period of six days and culminated in an amendment to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The isolated lapse in internal controls was found to not necessarily mean that there was a systemic or widespread lapse in the Company’s disclosure controls so as to prevent the certifying officers from concluding that such disclosure controls and procedures were effective in reasonably assuring that they will timely alert them to material information required to be included in the Company’s Exchange Act reports and submissions and in reasonably assuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow the aforementioned timely decisions regarding required disclosure. It was the opinion of the Company’s certifying officers that such “material weakness” did not and does not reflect any fundamental or systemic deficiency or recurring or pervasive defect or flaw in its disclosure controls and procedures or any indicia that such controls and procedures were, at the times set forth above, ineffective or inadequate to enable the Company to appropriately record and report on a timely basis all material financial and other information under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

In connection with its post-audit review procedures with respect to the Company’s Registration Statement on Form S-1 (No. 333-113446), Ernst & Young, the Company’s independent auditors, advised the Audit Committee and management of an item that Ernst & Young considered to be a reportable condition and material weakness in the Company’s internal controls under standards established by the American Institute of Certified Public Accountants. Ernst & Young reported that during the first quarter of 2004, SOP 90-7 required an adjustment of $1 million of deferred issue costs in respect of the Company’s $255 million outstanding principal amount of senior unsecured notes. Specifically, the Company concluded and Ernst & Young concurred that such deferred issue costs should have been accelerated and expensed at the time the senior notes became a claim “allowed” by the bankruptcy court on March 30, 2004. Additionally, certain pre-petition claims totaling $426,000 which the Company disputes and that are not probable of resulting in allowed claims should have been correspondingly reduced at March 31, 2004. The Company has amended its Form 10-Q for the quarter ended March 31, 2004 to reflect these adjustments. The requirement to adjust the financial statements for the quarter ended March 31, 2004 was viewed by Ernst & Young as requiring the issuance of a Report on Reportable Conditions and therefore classified with respect solely to that issue, as a material weakness in the Company’s internal controls.

These matters have been discussed and reviewed among management, the Company’s independent auditors and its Audit Committee. The Company assigned the highest priority to addressing these matters and believes that it has implemented appropriate procedures to ensure that any such weakness that existed in the past does not recur in the future. To strengthen the Company’s internal monitoring and oversight function, and to further enhance its internal accounting and reporting functions, the Company hired a new chief financial officer in May 2004 with extensive corporate finance and accounting experience and plans to continue to add additional staff in its internal accounting department. The Company’s professional accounting staff participates in continuing professional education as required by their applicable licensing authority. The Company’s Audit Committee and its principal financial and accounting officers have undertaken an extensive review of SOP 90-7, as well as relevant accounting literature and technical journals on the subject, with the Company’s independent auditors to ensure full awareness and understanding of the provisions and applications of SOP 90-7, and such officers have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002 and have consulted in that report with the Company’s outside counsel. As a matter of practice in connection with and prior to the filing of all future periodic reports, the Company’s principal financial officer and principal executive officer intend to specifically review with the Audit Committee and with the Company’s outside auditors the application of all accounting policies applicable to the Company. The Company’s corporate finance and accounting personnel also have determined that if any necessary revisions or changes to reported financial information arises in the future because of the application of future accounting principles, such matters promptly will be brought to the attention of the Company’s internal general counsel and its external counsel to facilitate all required disclosure in a timely manner. Therefore, in light of the foregoing, the Company’s management believes that any weakness that existed in the past has been corrected and that appropriate prophylactic procedures have been implemented.

PART II—OTHER INFORMATION

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

SEITEL, INC.

/s/ RANDALL D. STILLEY
Randall D. Stilley Chief Executive Officer and President

Dated: June 9, 2004

/s/ ROBERT D. MONSON
Robert D. Monson Chief Financial Officer

Dated: June 9, 2004

EXHIBIT

INDEX

Exhibit	Title	Page Number

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	8

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	10

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	12

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	14