Form 10-Q
period 2004-06-30
SEITEL INC
filed 2004-08-13
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[ X ]

As of August 12, 2004, there were 150,414,143 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of
	June 30, 2004 (Unaudited) and December 31, 2003		3

	Consolidated Statements of Operations (Unaudited)
	for the Three Months Ended June 30, 2004 and 2003		4

	Consolidated Statements of Operations (Unaudited)
	for the Six Months Ended June 30, 2004 and 2003		5

	Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	for the Three and Six Months Ended June 30, 2004 and 2003		6

	Consolidated Statements of Stockholders' Equity
	for the year ended December 31, 2003 and for the
	Six Months Ended June 30, 2004 (Unaudited)		7

	Consolidated Statements of Cash Flows (Unaudited)
	for the Six Months Ended June 30, 2004 and 2003		8

	Notes to Consolidated Interim Financial Statements		10

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative
		Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION		40

	Signatures		44

Index

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

 SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
	(Unaudited)
	June 30,	December 31,
	2004	2003

ASSETS
Cash and equivalents	$50,204	$44,362
Restricted cash	161	202
Receivables
Trade, net	41,578	37,461
Notes and other, net	10,683	12,047
Net seismic data library	243,804	247,541
Net other property and equipment	12,814	15,431
Oil and gas operations held for sale	449	1,552
Investment in marketable securities	16	99
Prepaid expenses, deferred charges and other assets	9,011	8,394

TOTAL ASSETS	$368,720	$367,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$20,157	$17,414
Oil and gas operations held for sale	7	17
Term loans	5,417	5,417
Obligations under capital leases	5,815	6,571
Deferred income taxes	1,840	1,953
Deferred revenue	55,432	58,876
Liabilities subject to compromise	282,998	273,119

TOTAL LIABILITIES	371,666	363,367

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
50,000,000 shares; issued and outstanding
25,811,601 at June 30, 2004 and December 31, 2003	258	258
Additional paid-in capital	166,630	166,630
Retained deficit	(165,591)	(159,731)
Treasury stock 435,918 shares at cost at
June 30, 2004 and December 31, 2003	(5,373)	(5,373)
Notes receivable from officers and employees	(79)	(124)
Accumulated other comprehensive income (loss)	1,209	2,062

TOTAL STOCKHOLDERS' EQUITY	(2,946)	3,722

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$368,720	$367,089

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,

	2004	2003

REVENUE	$35,096	$31,773

EXPENSES
Depreciation and amortization	24,339	20,032
Cost of sales	135	176
Selling, general and administrative expenses	7,760	7,224

	32,234	27,432

INCOME FROM OPERATIONS	2,862	4,341

Interest expense, net	(5,320)	(4,978)
Foreign currency exchange gains (losses)	(723)	1,598
Gain on extinguishment of liabilities	-	681
Reorganization items	(1,885)	-

Income (loss) from continuing operations before income taxes	(5,066)	1,642

Provision (benefit) for income taxes	(395)	778

Income (loss) from continuing operations	(4,671)	864

Income from discontinued operations, net of tax	9	39

NET INCOME (LOSS)	$(4,662)	$903

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(.18)	$.04
Income from discontinued operations	-	-

Net income (loss)	$(.18)	$.04

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,376

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,

	2004	2003

REVENUE	$76,360	$62,097

EXPENSES
Depreciation and amortization	48,422	38,107
Cost of sales	209	330
Selling, general and administrative expenses	16,214	17,548

	64,845	55,985

INCOME FROM OPERATIONS	11,515	6,112

Interest expense, net	(10,268)	(10,056)
Foreign currency exchange gains (losses)	(808)	3,029
Gain on extinguishment of liabilities	-	681
Reorganization items	(6,032)	-

Loss from continuing operations before income taxes	(5,593)	(234)
Provision for income taxes	311	813

Loss from continuing operations	(5,904)	(1,047)

Income (loss) from discontinued operations, net of tax	44	(198)

NET LOSS	$(5,860)	$(1,245)

Basic and diluted loss per share:
Loss from continuing operations	$(.23)	$(.04)
Income (loss) from discontinued operations	-	(.01)

Net loss	$(.23)	$(.05)

Weighted average number of common and
common equivalent shares - basic and diluted	25,376	25,376

 The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$(4,662)	$903	$(5,860)	$(1,245)

Unrealized losses on securities held as
available for sale	(14)	(2)	(79)	(2)

Foreign currency translation adjustments	(321)	1,439	(774)	2,717

Comprehensive income (loss)	$(4,997)	$2,340	$(6,713)	$1,470

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

								Accumulated
							Notes	Other
							Receivable	Compre-
	Common Stock		Additional		Treasury Stock		from	hensive
			Paid-In	Retained			Officers &	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Employees	(Loss)

Balance, December 31, 2002	25,811,601	$258	$166,630	$(121,793)	(435,918)	$(5,373)	$(1,178)	$(1,508)
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	1,054	-
Net loss	-	-	-	(37,938)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	3,499
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	71

Balance, December 31, 2003	25,811,601	258	166,630	(159,731)	(435,918)	(5,373)	(124)	2,062
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	45	-
Net loss	-	-	-	(5,860)	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	(774)
Unrealized losses on marketable
securities	-	-	-	-	-	-	-	(79)

Balance June 30, 2004 (unaudited)	25,811,601	$258	$166,630	$(165,591)	(435,918)	$(5,373)	$(79)	$1,209

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(5,860)	$(1,245)
Loss (income) from discontinued operations, net of tax	(44)	198
Depreciation and amortization	48,422	38,107
Deferred income tax provision (benefit)	(85)	3,480
Amortization of deferred financing costs	1,365	141
Allowance for collection of trade receivable	75	150
Non-cash sales	(10,935)	(8,830)
Gain on extinguishment of liabilities	-	(681)
Loss on sale of property and equipment	-	12
Decrease (increase) in receivables	(4,442)	13,931
Decrease (increase) in other assets	901	(723)
Increase in deferred revenue	165	1,004
Increase (decrease) in accounts payable and other liabilities	8,784	(6,725)

Net cash provided by operating activities of continuing operations	38,346	38,819

Cash flows from investing activities:
Cash invested in seismic data	(33,054)	(28,297)
Cash paid to acquire property and equipment	(411)	(341)
Cash received from disposal of property and equipment	-	15
Decrease in restricted cash	41	4,419

Net cash used in investing activities of continuing operations	(33,424)	(24,204)

Cash flows from financing activities:
Principal payments on term loans	(17)	(2,327)
Principal payments on capital lease obligations	(658)	(1,594)
Costs of debt and equity transactions	(1,419)	(300)
Buyout of financial guaranty	-	(325)
Loans to employees	-	(161)
Payments on notes receivable from officers and employees	55	825

Net cash used in financing activities of continuing operations	(2,039)	(3,882)

Effect of exchange rate changes	1,825	(2,725)
Net cash provided by discontinued operations	1,134	82

Net increase in cash and equivalents	5,842	8,090

Cash and equivalents at beginning of period	44,362	21,517

Cash and equivalents at end of period	$50,204	$29,607

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued
(in thousands)
	Six Months Ended June 30,

	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$480	$9,084
Income taxes	$163	$1,013

Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$8,229	$6,190
Note payable to former executive	$-	$469

The accompanying notes are an integral part of these consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  On March 18, 2004, the bankruptcy court confirmed the Company's Plan of Reorganization and on July 2, 2004, it became effective. (See "Note B-Reorganization Proceedings" and "Note K-Subsequent Events".)

     Contractual Obligations:    As of June 30, 2004, the Company had approximately $271.1 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2007 and
Contractual cash obligations	Total	2004	2005	2006	thereafter

Debt obligations (1)	$260,846	$260,431	$37	$38	$340
Capital lease obligations	5,815	816	2,433	33	2,533
Operating lease obligations	4,454	450	887	671	2,446

Total contractual cash obligations	$271,115	$261,697	$3,357	$742	$5,319

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. The Company is not in compliance with certain of the covenants related to this debt and the holders of $255 million of such debt have accelerated the maturity thereof. Pursuant to the Company's Plan of Reorganization, subsequent to June 30, 2004, $260.4 million of this debt was paid in full; therefore, the maturities have been reflected as due in 2004.  On July 2, 2004, the Company consummated an institutional private placement of new senior unsecured notes totaling $193 million aggregate principal due 2011.

NOTE B-REORGANIZATION PROCEEDINGS

     On July 21, 2003, (the "Petition Date"), Seitel, Inc., and its wholly owned U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)). Seitel, Inc. and its 30 U.S. subsidiaries that filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 cases of these entities are collectively referred to herein as the "Cases." By order of the Bankruptcy Court dated July 25, 2003, the Cases were jointly administered. On July 22, 2003, the Debtors filed their joint plan of reorganization. From the Petition Date until the effective date of the Plan, the Debtors operated their business and managed their properties as "debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. No trustee was appointed in the Cases.

Index

     None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canada or other non-U.S. jurisdictions filed Chapter 11, and none are expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere. Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

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

     By order dated September 22, 2003, the Bankruptcy Court approved a $20 million debtor-in-possession loan facility (the "DIP Facility") from Wells Fargo Foothill, Inc. ("Foothill"), subject to certain conditions. The DIP Facility was terminated on June 30, 2004. All associated deferred financing costs have been written off as of June 30, 2004.

     On October 6, 2003, the Debtors filed their first amended joint plan of reorganization, which superseded the initial joint plan of reorganization. The disclosure statement relating to the first amended joint plan of reorganization was approved upon notice, and a hearing to consider confirmation of the first amended joint plan of reorganization was scheduled in the Bankruptcy Court for November 4, 2003. In October 2003, the Company's stockholders voted to reject the first amended joint plan of reorganization.

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

     On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 6, 2004. The Plan was agreed to by the Official Equity Committee, as well as Berkshire and Ranch, and was accepted by the holders of more than 99.6% of the shares of the Company's common stock who voted on the Plan. On March 18, 2004, the Bankruptcy Court confirmed the Plan and on July 2, 2004, the Plan became effective.

     In accordance with the Plan:

All of the Company's outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any claims that are reinstated under the Plan.

On July 2, 2004, all 25,375,683 outstanding shares of the Company's common stock were cancelled and converted into:

25,375,683 shares of reorganized common stock, representing all of the outstanding shares of reorganized common stock on the effective date of the Plan, and
Index
warrants to purchase an aggregate of 125,000,000 shares of reorganized common stock ("Stockholder Warrants") at an exercise price of $.60 per share.

To the extent the Stockholder Warrants were not exercised in full prior to August 2, 2004, Mellon HBV Alternative Strategies LLC ("Mellon HBV") agreed (for itself and on behalf of certain of its affiliated funds and managed accounts, collectively the "Standby Purchasers") to purchase, at $.60 per share, after the Stockholder Warrants expired on August 2, 2004 but in no event later than August 12, 2004 (the "Guaranty Performance Date"), all shares of reorganized common stock not purchased upon the exercise of the Stockholder Warrants.  (See "Note K-Subsequent Events".)

As compensation for their obligation to act as Standby Purchasers, the Company issued to them on the Guaranty Performance Date warrants to purchase 15,037,568 shares of the Company's reorganized common stock (the "Standby Purchaser Warrants"). The Standby Purchaser Warrants are exercisable until the seventh anniversary of the Guaranty Performance Date at an initial exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events.

     Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds of approximately $180.7 million from the Company's private placement of new senior unsecured notes consummated on July 2, 2004, (iii) available cash and equivalents of not less than $35 million and, if necessary, (iv) available borrowings under the Company's new revolving credit facility.

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

Index

     The following tables set forth certain financial information for the Debtors and non-Debtors.

Condensed Consolidating Balance Sheets
June 30, 2004
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Cash and equivalents	$48,296	$1,908	$-	$50,204
Receivables	42,140	10,121	-	52,261
Investment in subsidiaries	294,719	22,383	(317,102)	-
Intercompany receivables (payables)	24,455	(24,455)	-	-
Net seismic data library	186,017	57,787	-	243,804
Net property and equipment	6,794	6,020	-	12,814
Other assets	8,442	1,195	-	9,637

	$610,863	$74,959	$(317,102)	$368,720

Liabilities not subject to compromise:
Accounts payable and accrued
liabilities	$14,434	$5,723	$-	$20,157
Debt, including capital leases	8,612	2,620	-	11,232
Other liabilities	40,191	17,088	-	57,279
Liabilities subject to compromise	282,998	-	-	282,998
Stockholders' equity	264,628	49,528	(317,102)	(2,946)

	$610,863	$74,959	$(317,102)	$368,720

Condensed Consolidating Balance Sheets
December 31, 2003
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Cash and equivalents	$41,133	$3,229	$-	$44,362
Receivables	41,410	8,098	-	49,508
Investment in subsidiaries	294,848	22,955	(317,803)	-
Intercompany receivables (payables)	16,657	(16,657)	-	-
Net seismic data library	193,826	53,715	-	247,541
Net property and equipment	8,013	7,418	-	15,431
Other assets	8,904	1,343	-	10,247

	$604,791	$80,101	$(317,803)	$367,089

Liabilities not subject to compromise:
Accounts payable and accrued
liabilities	$11,522	$5,892	$-	$17,414
Debt, including capital leases	9,232	2,756	-	11,988
Other liabilities	40,729	20,117	-	60,846
Liabilities subject to compromise	273,119	-	-	273,119
Stockholders' equity	270,189	51,336	(317,803)	3,722

	$604,791	$80,101	$(317,803)	$367,089

Index

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2004
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Revenue	$27,794	$8,555	$(1,253)	$35,096
Expenses:
Depreciation and amortization	18,300	6,039	-	24,339
Cost of sales	127	8	-	135
Selling, general and administrative
expenses	5,791	3,222	(1,253)	7,760

Income (loss) from operations	3,576	(714)	-	2,862

Interest expense, net	(4,876)	(444)	-	(5,320)
Foreign currency exchange losses	-	(723)	-	(723)
Reorganization Items	(1,885)	-	-	(1,885)
Benefit (provision) for incomes taxes	(12)	407	-	395
Income from discontinued operations	9	-	-	9

Net loss	$(3,188)	$(1,474)	$-	$(4,662)

Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2004
			Consolidation/
			Elimination
	Debtors	Non-Debtors	Entries	Consolidated

Revenue	$55,136	$25,003	$(3,779)	$76,360
Expenses:
Depreciation and amortization	33,024	15,398	-	48,422
Cost of sales	174	35	-	209
Selling, general and administrative
expenses	11,934	8,059	(3,779)	16,214

Income from operations	10,004	1,511	-	11,515

Interest expense, net	(9,610)	(658)	-	(10,268)
Foreign currency exchange losses	-	(808)	-	(808)
Reorganization items	(6,032)	-	-	(6,032)
Provision for incomes taxes	(12)	(299)	-	(311)
Income from discontinued operations	44	-	-	44

Net loss	$(5,606)	$(254)	$-	$(5,860)

Index

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2004
			Consolidation/
		Non-	Elimination
	Debtors	Debtors	Entries	Consolidated

Net cash provided (used) by:
Operating activities	$25,480	$12,866	$-	$38,346
Investing activities	(17,467)	(15,957)	-	(33,424)
Financing activities	(1,984)	(55)	-	(2,039)
Effect of exchange rate changes	-	1,825	-	1,825
Net cash provided by discontinued
operations	1,134	-	-	1,134

Net increase (decrease) in cash
and equivalents	7,163	(1,321)	-	5,842
Cash and equivalents at beginning of period	41,133	3,229	-	44,362

Cash and equivalents at end of period	$48,296	$1,908	$-	$50,204

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

     Liabilities subject to compromise refer to all other pre-Petition Date liabilities of the Debtors. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the allowed pre-Petition Date claims that will be resolved in connection with the Cases.

     The amounts subject to compromise at June 30, 2004 and December 31, 2003 consisted of the following items (in thousands):

	June 30,	December 31,
	2004	2003

Accounts payable	$2,890	$734
Accrued interest	22,099	12,323
Other accrued liabilities	2,580	4,616
Debt	255,429	255,446

Total	$282,998	$273,119

     Reorganization Items. Reorganization items under the Cases are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the three and six months ended June 30, 2004, reorganization items were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended

	June 30, 2004	June 30, 2004

Professional fees	$1,985	$5,309
Interest Income	(46)	(77)
Accelerated amortization of deferred
debt issue costs	-	1,007
Reduction of pre-petition liabilities	(89)	(515)
Other	35	308

Total	$1,885	$6,032

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

     Revenue from Non-Monetary Exchanges

     In certain cases, the Company grants its customer a non-exclusive license to selected data from its library in exchange for ownership of seismic data from the customer. Occasionally, in connection with specific data acquisition contracts, the Company receives both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. The data that the Company receives is distinct from the data that it is licensing to the customer. Because the Company receives ownership of distinct seismic data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary exchanges.

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

     For the three months ended June 30, 2004 and 2003, the Company recorded seismic data library assets from non-monetary exchanges of seismic data of $5,068,000 and $2,848,000, respectively. For the six months ended June 30, 2004 and 2003, the Company recorded seismic data library assets from non-monetary exchanges of seismic data of $8,148,000 and $5,957,000, respectively. Revenue on a significant portion of the non-monetary exchange transactions was initially deferred in accordance with the Company's accounting policy. As a result of data selections by customers and underwriting from non-monetary exchanges, the Company recognized revenue of $5,552,000 and $4,965,000 for the three months ended June 30, 2004 and 2003, respectively, and $10,854,000 and $8,597,000 for the six months ended June 30, 2004 and 2003, respectively, from this activity.

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

     For data acquired through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, the Company also obtains concurrence from a third party to support the Company's valuation, typically on an annual basis.

     For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $436,000 and $468,000 for the three months ended June 30, 2004 and 2003, respectively, and $872,000 and $1,020,000 for the six months ended June 30, 2004 and 2003, respectively.

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

     The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the year. The amortization rates vary by component and, effective January 1, 2004, range from a low of 47% to a high of 100% with a weighted average rate of 55% based on the net book value of each component compared with the net book value of the entire seismic data library as of June 30, 2004.

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

Seismic Data Library Impairment

     As events or conditions require, the Company evaluates the recoverability of its seismic data library in accordance with SFAS No. 144. The Company evaluates its seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company considers the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when its seismic data should be evaluated for impairment. In evaluating sales performance of each component, the Company generally considers three consecutive quarters of actual performance below forecasted sales, among other things, to be an indicator of potential impairment.

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

     Revenue from the discontinued operations was $38,000 and $109,000 for the three months ended June 30, 2004 and 2003, respectively, and $110,000 and $190,000 for the six months ended June 30, 2004 and 2003, respectively. Pre-tax income (loss) from the discontinued operations was $9,000 and $39,000 for the three months ended June 30, 2004 and 2003, respectively, and $44,000 and $(198,000) for the six months ended June 30, 2004 and 2003, respectively.

Index

     The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE F-DEBT

     The following is a summary of the Company's debt (in thousands):

	June 30,	December 31,
	2004	2003

Notes	$255,000	$255,000
Debtor-in-Possession Loan Facility	-	-
Subsidiary revolving line of credit	-	-
Term loan	5,417	5,417
Note payable to former executive	429	446

	$260,846	$260,863

     Notes:    The Company had outstanding Notes totaling $255 million at June 30, 2004 that were issued in various series from December 1995 through December 2001. The Notes bear interest at rates ranging from 7.04% to 7.48% and have maturity dates ranging from June 2003 to October 2011. The financial covenants in the Notes include, among other restrictions, maintenance of minimum net worth and limitations on total debt, interest coverage, liens, debt issuance, dividends and disposition of assets.  As a result of the non-payment of interest thereon, the Company's Chapter 11 filing and the restatement of its financial statements prior to January 1, 2002, among other factors, the Company is in default on the Notes.

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

     Under the terms of the Plan, on August 12, 2004 the Notes were paid in full, along with accrued interest. As of June 30, 2004, accrued interest totaled $22.0 million and was included in liabilities subject to compromise in the Consolidated Balance Sheet.

     Debtor-in-Possession Loan Facility:    The Bankruptcy Court approved a $20 million debtor-in-possession loan and security agreement with Wells Fargo Foothill, Inc., as lender, to support the Debtor's operations during the course of the Cases (the "DIP Facility"). The DIP Facility terminated on June 30, 2004. All associated deferred issuance costs were written off as of June 30, 2004.

     Subsidiary Revolving Line of Credit:    The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $65,773,000 (Canadian) at June 30, 2004) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion.

     Term Loan:    On August 28, 2001, the Company's wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan totaling $10 million for the purchase of certain seismic data, some of which secures the debt. The loan matures on October 1, 2004, and bears interest at the rate of LIBOR plus 2.9%. Monthly principal payments total $208,000. The Company is not in compliance with the payment terms or covenants of this term loan. As of June 30, 2004, accrued interest totaled $225,000. In accordance with the terms of the Plan, this term loan was paid in full, along with accrued interest, on July 2, 2004.

Index

     Note Payable to Former Executive:    In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic Seismic, Ltd., a wholly owned Canadian subsidiary of the Company and a non-Debtor. In accordance with the terms of the Plan, this note payable was reinstated pursuant to its original terms.

NOTE G-EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. For the three and six months ended June 30, 2004 and 2003, the Company did not have any potentially dilutive securities. A weighted average number of options and warrants to purchase 1,969,000, 8,987,000, 2,013,000 and 8,885,000 shares of common stock were outstanding during the second quarter of 2004 and 2003 and the six months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and expensed pro-rata over the vesting period of the awards, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2004	2003	2004	2003

Net income (loss):
As reported		$(4,662)	$903	$(5,860)	$(1,245)
Less:	Total stock-based employee expense
	determined under SFAS No. 123, net of tax	(396)	(1,241)	(956)	(2,363)

Pro forma		$(5,058)	$(338)	$(6,816)	$(3,608)

Basic and diluted income (loss) per share:
As reported		$(.18)	$.04	$(.23)	$(.05)
Pro forma		$(.20)	$(.01)	$(.27)	$(.14)

NOTE H-STATEMENT OF CASH FLOW INFORMATION

     The Company had restricted cash at June 30, 2004 and December 31, 2003 of $161,000 and $202,000, respectively.

     During the six months ended June 30, 2004 and 2003, the Company had non-cash additions to its seismic data library totaling $8,229,000 and $6,190,000, respectively. Of these amounts, $8,148,000 and $5,957,000 resulted from non-monetary exchanges during the six months ended June 30, 2004 and 2003, respectively. The balance of $81,000 and $233,000 for the six months ended June 30, 2004 and 2003, respectively, resulted from certain data creation costs which were offset against amounts due from the customer for data license fees. The offset amounts are also included in non-cash sales in the Consolidated Statements of Cash Flows.

Index

     Operating cash flows resulting from reorganization items for the six months ended June 30, 2004 include the following (in thousands):

Interest received on cash accumulated
because of the Chapter 11 proceeding	$(77)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	5,721

$5,644

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

Litigation

     See "Note B - Reorganization Proceedings" for a detailed discussion of the Company's Chapter 11 reorganization and the Plan.

      On February 3, 2003, the former holders of the Company's senior unsecured notes accelerated the senior unsecured notes and made demand upon the Company and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders' investment in the senior unsecured notes. Notice of the demand was provided by the Company to its insurance carriers. The holders of the senior unsecured notes did not commence suit. As of June 26, 2003, all of the former holders of senior unsecured notes had sold their senior unsecured notes to Ranch, who subsequently sold the senior unsecured notes to Berkshire. Under the Plan, all of the foregoing claims will be released and discharged upon payoff of the senior unsecured notes.

     The Company and certain of its former and current officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. During the Chapter 11 cases, the Debtors and the representatives of the class negotiated and participated in discovery with respect to the class claim filed with the Bankruptcy Court and in connection with the class' objection to confirmation of the initial plan. In the course thereof, the class representatives and the Debtors reached certain agreements. These agreements included the allowance of a "class claim" to assert the rights of the class in the Chapter 11 cases and, as well, an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The settlement was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. Thus, the claims of the plaintiffs in the class action against the Debtors as well as their officers and directors, and the class claim, have been settled. The treatment of the class claim pursuant to the Plan is consistent with the settlement approved by the Bankruptcy Court. Certain monetary obligations remain, including continuing disclosures and additional documentation and parallel approval in the District Court.

Index

     The Company was named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally alleged that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also asserted causes of action for mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs sought judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. The Company's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report was delivered to the Company. The Company filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and the Company has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties and a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provided for payment of $600,000, all of which was covered by insurance, and resolution of all claims against all Seitel parties to the litigation. The settlement stipulation was approved by the Bankruptcy Court upon notice and a hearing by order dated November 17, 2003. Pursuant to the settlement, (i) all of the Derivative Claims have been or will be dismissed, (ii) the Debtors will continue certain, and from time to time implement new, corporate governance policies and procedures, and (iii) the plaintiffs recovered certain costs incurred in prosecuting the Derivative Claims. The cost recovery was paid solely by the Debtors' insurance carrier.

     On July 18, 2002, the Company's former chief executive officer sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid. The Company has answered and asserted various defenses. The Company also filed a counter suit to recover approximately $4,200,000 in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, the Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by the Company. The Company intends to seek dismissal of the complaint against it, and to pursue its causes of action. The Company also intends to pursue enforcement of its judgment against Mr. Frame. Mr. Frame filed claims totaling $20.2 million against the Company and the other debtors in the Chapter 11 cases. The Debtors filed objections to such claims. These claims were disallowed by order of the Bankruptcy Court.

     The Company is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against the Company. The plaintiffs assert that the Company obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and oral argument in the 1st Court of Appeals in Houston, Texas was on May 6, 2003. The parties reached a settlement in the matter and the settlement stipulation was approved by the Bankruptcy Court. The settlement stipulation provides that Joy Resources, Inc. ("Joy") is allowed a claim in the amount of $73,000 in the Cases, and further provides that Seitel Data, Ltd. may use certain data upon the payment of additional costs and may acquire certain data owned by Joy on a right of first refusal basis.

Index

     The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs have sued a number of defendants, including Seitel and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. On March 24, 2004, the Texas Court of Appeals affirmed the lower court's decision. Appellants have sought review in the Texas Supreme Court. The Company intends to vigorously represent its interests in this appeal.

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

     On March 27, 2003, Seitel was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, v. N360X, LLC and Seitel. The complaint alleged that Seitel, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, defaulted on an agreement for the lease of a jet aircraft. GE accelerated the obligation, took possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The claim was subsequently reduced to $2.055 million plus interest at 9% from November 18, 2003 and so allowed by the Bankruptcy Court. Subsequently, the claim was purchased by Berkshire. Such amounts represent unsecured claims and, on August 12, 2004, were fully paid in cash in accordance with the Plan. GE's claims, as presented in its complaint in the Harris County Court, were non-suited by order dated June 10, 2004.

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

     The Company and its subsidiaries, Energy Venture Holdings LLC, Endeavor Exploration LLC, and DDD Energy, Inc., were sued by a former employee, Mark Stover, in Harris County District Court, 269th Judicial District, Cause No. 2002-52120 on October 8, 2002. Mr. Stover alleged breach of his employment contract and wrongful termination. The Company answered and generally denied the complaint on November 8, 2002. The matter was automatically stayed upon the Chapter 11 filing. On October 9, 2003, Mr. Stover filed a proof of claim in the bankruptcy court in the amount of $374,500. The Company filed an objection to the claim, which has been settled by order of the Bankruptcy Court.

     In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

     It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2004, the Company had accrued $2.3 million, representing its best estimate of the amounts that are probable of being paid relative to all of the litigation and claims set forth above. However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, in addition to liabilities recorded by the Company at June 30, 2004, could be material to the Company's financial statements for any particular reporting period.

Index

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

NOTE K-SUBSEQUENT EVENTS

    On August 2, 2004, Stockholder Warrants issued to stockholders of record on June 25, 2004 expired in accordance with their terms. At the expiration time, an aggregate of 24,183,206 warrants were exercised resulting in the issuance by the Company of an aggregate of 119,126,154 shares of common stock at $0.60 per share resulting in the receipt by the Company of an aggregate of $71,475,693. As a result, Mellon HBV purchased from the Company on August 12, 2004 (the Guaranty Performance Date), at $0.60 per share, an aggregate of 5,873,846 shares of common stock not purchased as a result of the exercise of Stockholder Warrants, for an aggregate of $3,524,307. On August 12, 2204, the Company had received an aggregate of $75 million of gross proceeds through the exercise of Stockholder Warrants and the sale of standby purchase shares to Mellon HBV. In addition, the net proceeds of approximately $180.7 million from the sale by the Company of an aggregate of $193 million of new 11 3/4% senior notes due 2011 were released from escrow to the Company. The Company will, in addition to its available cash resources, utilize the net proceeds from the exercise of Stockholder Warrants and the sale of standby purchase shares, and the net proceeds from the sale of its new senior notes to pay in full allowed pre-petition claims together with post-petition (non-default rate) interest of approximately $283.6 million. The payment of allowed pre-petition claims commenced being made on August 12, 2004.

.
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward-looking statements. Statements contained in this report about Seitel's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements. Forward looking statements represent our reasonable present belief and are based on our expectations and assumptions with respect to future events solely at or on the date such statements are made by us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include, without limitation: our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of the significant amount of debt and interest expense we will have after the Guaranty Performance Date, the significant amount of debt service we will have going forward after the Guaranty Performance Date, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data and related services customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward looking statements, and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs. The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The forward-looking statements contained in this report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

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

Index

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

Index

     Since we filed bankruptcy in mid 2003, we have not experienced a material loss of customers or reduction in revenue. Despite the potential for volatility inherent in seismic data library sales, our cash resales have remained relatively consistent quarter-to-quarter ranging from $18.2 million to $22.2 million since the second quarter of 2002. Currently, barring unforeseen or unanticipated circumstances, we believe that cash resales will continue at these levels for the remainder of 2004. Although a few customers exhibited reluctance to execute long-term contracts for new data acquisition with us while in bankruptcy, we have been able to continue the growth of our library with attractive projects and under terms beneficial to us. We have found that this reluctance was short-lived, and the level of acquisition activity has strengthened during this period. The uncertainty surrounding our financial stability arising out of our chapter 11 filing caused certain customers to question whether their rights to select data might be compromised and resulted in such customers accelerating selections of data. This is evidenced by the increase of selections of data in the third quarter of 2003. This concern, too, was short-lived and the level of selections has returned to a more normal level in the last three quarters. The cost reduction measures implemented by us over the last 2 years have been successful in reducing our recurring/normal selling, general and administrative expenses. However, costs and expenses associated with our restructuring efforts and bankruptcy have been significant. Once we emerge from bankruptcy, such fees and expenses will be substantially reduced. Additionally, after the Guaranty Performance Date, the principal amount of our indebtedness will be reduced. However, our annual interest expense will be higher than it was prior to the effective date of the Plan and our total annual debt service requirements will continue to be substantial.

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

Index

     The following are the key performance measures considered by management.

     Cash Resales. Cash resales result from invoicing customers for purchases of licenses to data from our library. We expect cash resales to generally follow a consistent trend from quarter to quarter while considering our normal seasonality. The volatility in this trend could indicate changing market conditions. Cash resales for the three months ended June 30, 2004 and 2003 were $19.1 million and $20.0 million, respectively, and for the six months ended June 30, 2004 and 2003 were $37.3 million and $38.3 million, respectively. The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Cash resales	$19,096	$20,019	$37,325	$38,314
Other revenue components:
Acquisition revenue	6,676	8,190	25,849	16,681
Non-monetary exchanges	5,858	2,848	8,938	5,957
Deferral of revenue	(9,636)	(13,508)	(23,991)	(25,880)
Selections of data	11,818	13,399	25,779	25,030
Solutions and other	1,284	825	2,460	1,995

Total revenue, as reported	$35,096	$31,773	$76,360	$62,097

     Cash Operating Income. We define cash operating income as cash revenue (derived primarily from seismic data acquisitions, cash licensing resales and Solutions) less cost of sales and selling, general and administrative expenses. We believe that this measure is helpful in determining the level of cash flow we have available for debt service, funding of capital expenditures and payment of taxes. Cash operating income for the three months ended June 30, 2004 and 2003 was $19.1 million and $21.6 million, respectively, and for the six months ended June 30, 2004 and 2003 was $47.4 million and $39.1 million, respectively. The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Cash operating income	$19,135	$21,634	$47,373	$39,112
Add (subtract) other revenue components
not included in cash operating income:
Acquisition underwriting from non-
monetary exchanges	26	-	1,838	-
Non-monetary exchanges	5,858	2,848	8,938	5,957
Deferral of revenue	(9,636)	(13,508)	(23,991)	(25,880)
Selections of data	11,818	13,399	25,779	25,030
Less:
Depreciation and amortization	(24,339)	(20,032)	(48,422)	(38,107)

Operating income, as reported	$2,862	$4,341	$11,515	$6,112

Index

     Growth of our Seismic Data Library. We regularly add to our seismic data library through four different methods: (1) recording new data; (2) creating new value-added products from existing data within our library; (3) buying ownership of existing data for cash; and (4) obtaining ownership of existing data sets through non-monetary exchanges. For the year-to-date period to August 6, 2004, we completed the addition of approximately 1,900 square miles of seismic data to our library. For the year ended December 31, 2003, we completed the addition of approximately 1,800 square miles of seismic data to our library. As of August 6, 2004, we had approximately 500 square miles of seismic data in progress.

     Income (loss) from Continuing Operations. Income (loss) from continuing operations was $(4.7) million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively, and $(5.9) million and $(1.0) million for the six months ended June 30, 2004 and 2003, respectively. Our results for each of the periods have been affected by a number of special items that are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. The loss from continuing operations for the three months ended June 30, 2004 includes $2.4 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings, various litigation and severance costs. Income from continuing operations for the three months ended June 30, 2003 includes $0.6 million of costs and expenses related to our restructuring efforts and various litigation. The loss from continuing operations for the six months ended June 30, 2004 includes $7.3 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings, various litigation and severance costs. The loss from continuing operations for the six months ended June 30, 2003, includes $3.4 million of costs and expenses related to our restructuring efforts and various litigation. Additionally, income (loss) from continuing operations includes foreign currency transaction gains (losses) totaling $(0.7) million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively, and $(0.8) million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively.

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

Revenue from Non-Monetary Exchanges

     In certain cases, we grant our customer a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer. Occasionally, in connection with specific data acquisition contracts, we receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. The data that we receive is distinct from the data that we are licensing to the customer. Because we receive ownership of distinct seismic data to be added to our library, and this data may be relicensed by us on a continuing basis, in exchange for a data license, the exchange is not a "like-kind" exchange, which would be accounted for at historical cost. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies. These exchanges are referred to as non-monetary exchanges.

     In non-monetary exchange transactions, we record a data library asset for the seismic data acquired at the time the contract is entered into and recognize revenue on the transaction in accordance with our policy on revenue from data licenses, that is, when the data is selected by the customer, or revenue from data acquisition, as applicable. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

     For data acquired through a non-monetary exchange, we capitalize an amount equal to the fair value of the data we receive or the fair value of the license granted to the customer, whichever is more readily determinable. In the case of any single non-monetary exchange where the fair value recorded is in excess of $500,000, we also obtain concurrence from a third party to support our valuation.

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

     The actual rate of amortization depends on the specific seismic surveys licensed and selected by our customers during the year. The amortization rates vary by component and, effective January 1, 2004, range from a low of 47% to a high 100% with a weighted average rate of 55% based on the net book value of each component compared with the net book value of the entire seismic data library as of June 30, 2004. The actual rate of amortization recorded in any period varies from the weighted average rate due to the application of straight-line amortization on a survey-by-survey basis, as well as the mix of revenue recognized by component.

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

Seismic Data Library Impairment

     As events or conditions require, we evaluate the recoverability of our seismic data library in accordance with SFAS No. 144. We evaluate our seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We consider the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when our seismic data should be evaluated for impairment. In evaluating sales performance of each component, we generally consider three consecutive quarters of actual performance below forecasted sales, among other things, to be an indicator of potential impairment.

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

RESULTS OF OPERATIONS

     The accompanying financial information and related discussions of financial condition and results of operations are based on the assumption that we will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. On January 17, 2004, we filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 6, 2004. On March 18, 2004, the Bankruptcy Court confirmed the Plan and on July 2, 2004, the Plan became effective. In accordance with the Plan, all of our outstanding allowed pre-petition claims will be fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any claims that are reinstated under the Plan. Under the Plan, we received gross proceeds of $75 million as a result of the exercise of the Stockholder Warrants and the sale of shares of the Company's reorganized common stock to standby purchasers. Payments to creditors under the Plan will be funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds of approximately $180.7 million from our private placement of new senior unsecured notes consummated on July 2, 2004, (iii) available cash and equivalents of not less than $35 million, and, if necessary, (iv) available borrowings under our new revolving credit facility. The consolidated financial statements reflect the amounts as of June 30, 2004, which we believe will ultimately be paid to settle liabilities and contingencies that may be allowed in bankruptcy.

     The following table summarizes the components of our revenue for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Acquisition revenue:
Cash underwriting	$6,650	$8,190	$24,011	$16,681
Underwriting from non-monetary exchanges	26	-	1,838	-
Licensing revenue:
New resales for cash	19,096	20,019	37,325	38,314
Non-monetary exchanges	5,858	2,848	8,938	5,957
Deferral of revenue	(9,636)	(13,508)	(23,991)	(25,880)
Selections of data	11,818	13,399	25,779	25,030
Solutions and other	1,284	825	2,460	1,995

Total revenue	$35,096	$31,773	$76,360	$62,097

     The increase in total revenue for the three months ended June 30, 2004 compared to the corresponding period of 2003 was primarily due to an increase in the level of new data license agreements not requiring deferral during the 2004 three month period. This increase was partially offset by a decrease in the amount of selections of data from contracts whose revenue was initially deferred as well as a decrease in the level of new data acquisition revenue. The increase in total revenue for the six months ended June 30, 2004 compared to the corresponding period of 2003 was primarily due to an increase in acquisition revenue. We planned a more active program to add new data to our library in 2004, the majority of which was concentrated in the first quarter. The majority of the increase was for programs located in Canada, a growth area for us. Operational considerations render the winter months the optimal time to acquire new data in Canada. Additionally, revenue recognized from resales of data increased in the six month period primarily due to an increase in the level of new data license agreements not requiring deferral. Solutions and other revenue increased during these periods in 2004 and reflects deliveries associated with the higher level of data licensing.

Index

     At June 30, 2004, we had a deferred revenue balance of $55,432,000, of which $14,529,000 resulted from non-monetary exchanges. The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

     Seismic data library amortization amounted to $23,159,000 in the second quarter of 2004 compared to $18,587,000 in the second quarter of 2003 and $45,780,000 for the first half of 2004 compared to $35,023,000 for the first half of 2003. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. As a percentage of revenue from licensing seismic data, seismic data library amortization was 68% and 60% for the second quarters of 2004 and 2003, respectively, and 62% and 58% for the first six months of 2004 and 2003, respectively. The increase in the amortization rates between periods is primarily due to an increase in the level of straight line amortization as well as the mix of sales among the data library components that are amortized at varying rates.

     Selling, general and administrative ("SG&A") expenses were $7,760,000 in the second quarter of 2004 compared to $7,224,000 in the second quarter of 2003 and were $16,214,000 in the first half of 2004 compared to $17,548,000 in the first half of 2003. SG&A expenses include a number of special items that are not necessarily indicative of our core operations or our future prospects and impact comparability between years. These special items totaled $540,000 and $629,000 for the second quarters of 2004 and 2003, respectively, and totaled $1,232,000 and $3,384,000 for the first half of 2004 and 2003, respectively. Second quarter 2004 SG&A expenses included $387,000 of legal fees and other costs associated with litigation with several parties and $153,000 of severance costs paid to our former consultant to the chief executive officer pursuant to his retention and change of control agreement. Second quarter 2003 SG&A expenses include $2.6 million of legal and professional fees related to our ongoing restructuring efforts and costs associated with litigation with several parties, including certain of our former officers and directors. Additionally, in the second quarter of 2003, the Company recorded a reduction of $2.0 million in liabilities associated with certain litigation, primarily as a result of certain litigation being settled for amounts less than that previously estimated and recorded. The first six months of 2004 SG&A included $601,000 of legal and other costs associated with litigation with several parties and $631,000 of severance costs paid to our former chief executive officer and former consultant to the chief executive officer pursuant to their retention and change of control contracts. The first six months 2003 SG&A expenses include $5.4 million of legal and professional fees related to the Company's ongoing restructuring efforts. Additionally, in the first six months of 2003, the Company recorded a reduction of $2.0 million in liabilities associated with certain litigation, primarily as a result of certain litigation being settled for amounts less than that previously estimated and recorded. Excluding these special items, SG&A expenses as a percentage of total revenue were a consistent percentage for the second quarters of 2004 and 2003 and were slightly lower for the first half of 2004 as compared to the first half of 2003.

     During 2004 and 2003, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries. Such transactions resulted in gains (losses) of $(723,000) and $1.6 million for the three months ended June 30, 2004 and 2003, respectively, and $(808,000) and $3.0 million for the six months ended June 30, 2004 and 2003, respectively.

     During the three and six months ended June 30, 2004, we incurred expenses associated with reorganization totaling $1,885,000 and $6,032,000, respectively. Reorganization items are expense or income items that are incurred or realized by Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they are not paying their pre-petition liabilities. For the three and six months ended June 30, 2004, reorganization items were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended

	June 30, 2004	June 30, 2004

Professional fees	$1,985	$5,309
Interest Income	(46)	(77)
Accelerated amortization of deferred debt issue costs	-	1,007
Reduction of pre-petition liabilities	(89)	(515)
Other	35	308

Total	$1,885	$6,032

Index

     As a result of our recording losses for the three and six months of 2004, along with the Chapter 11 filing and the fact that there exists substantial doubt about our ability to continue to recover assets and satisfy liabilities in the normal course of business, our U.S. income tax benefit was offset by a valuation allowance since such benefit is not assured of realization. Tax expense (benefit) of $(395,000) and $778,000 was recorded in the second quarters of 2004 and 2003, respectively, and $311,000 and $813,000 was recorded for the six months ended June 30, 2004 and 2003, respectively, and related to earnings (losses) on certain Canadian subsidiaries.

     We expect our 2004 second half resale revenues to be at least at the same levels as our 2004 first half resale revenues. Although consolidated cash sales are performing as forecast, cash sales associated with certain of our seismic data library components for the first two quarters of 2004 have been below the amount the Company forecast for such components at the beginning of the year. As a result, the level of cash sales as compared to forecasted cash sales for the remaining quarters of 2004 will continue to be monitored in order to determine whether any components should be evaluated for impairment.

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

     Revenue from the discontinued operations was $38,000 and $109,000 for the three months ended June 30, 2004 and 2003, respectively, and $110,000 and $190,000 for the six months ended June 30, 2004 and 2003, respectively. Pre-tax income (loss) from the discontinued operations was $9,000 and $39,000 for the three months ended June 30, 2004 and 2003, respectively, and $44,000 and $(198,000) for the six months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

     As of August 10, 2004, we had approximately $32.7 million in consolidated cash, cash equivalents and short-term investments and $13.3 million in escrow pursuant to our new senior notes which was released to us on the Guaranty Performance Date. Additionally, as of August 10, 2004, we have received approximately $71.5 million from the exercise of the Stockholder Warrants. In addition, we have in place a revolving credit facility for up to $30 million, subject to borrowing base limitations. The maximum amount available to us from time to time under the new revolving credit facility will be the lesser of (1) $30 million or (2) an amount equal to the lowest of:

$30 million,

0.75 times our U.S. cash operating income (defined as cash revenue, derived primarily from seismic data acquisition revenue, cash library licensing revenue and Solutions revenue, less cost of sales and SG&A, before depreciation and amortization expense for the trailing 12-month period), or the sum of (1) 85% of eligible U.S. short term accounts (defined as accounts that are not long term accounts and within 90 days of invoice date), (2) 50% of eligible U.S. long term accounts (defined as accounts with contracts for periods of performance from one month to 18 months, where the account debtor makes payments over the term of the contract), and (3) $20 million.

     The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries. At August 10, 2004, there was no outstanding balance under the facility and there was $30 million of availability. For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

     Operating Activities. Cash flows provided by operating activities from continuing operations were $38,346,000 and $38,819,000 for the six months ended June, 2004 and 2003, respectively. Operating cash flows between these periods varied primarily as a result of the following: (i) increased collections on cash licensing and data acquisition contracts in the 2004 period; (ii) lower interest payments in the 2004 period due to non-payment of interest on our old senior notes as of June 30, 2004; and (iii) the 2003 period included receipt of a tax refund totaling $17.4 million whereas the 2004 period did not include any such receipt. Absent any adverse factors outside our control such as a significant decrease in oil and gas prices or a decline in availability of capital for our customers, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2004. See "Financing Activities" below.

Index

     Investing Activities. Cash flows used by investing activities from continuing operations were $33,424,000 and $24,204,000 for the six months ended June 30, 2004 and 2003, respectively. Cash expenditures for seismic data were $33,054,000 and $28,297,000 for the six months ended June 30, 2004 and 2003, respectively, reflecting the increase in new seismic data acquisition programs in 2004.

     Our capital expenditures for the remainder of 2004 are presently planned to be $36.2 million, substantially all of which is allocated for additions to our seismic data library. Approximately $20.2 million of these estimated additions will come from data acquisition projects for which we anticipate receiving approximately $14.8 million in cash underwriting. In addition, the forecast anticipates potential cash data purchases of approximately $5.7 million, and the execution of approximately $9.5 million in non-monetary exchanges. In addition to the above described seismic data library additions, we plan to spend approximately $0.8 million on other property and equipment. This forecast would require approximately $11.9 million to be funded from operating cash flow. As of August 10, 2004, we had capital expenditure commitments related to data acquisition projects of approximately $17.2 million of which approximately $12.6 million of cash underwriting has been obtained.

     We also have operating lease and facility rental obligations. Payments due for the remainder of the year ending December 31, 2004 are approximately $0.5 million.

     Financing Activities. Cash flows used in financing activities were $2,039,000 and $3,882,000 for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 payments on term loans and capital leases equaled $658,000 and payments related to professional fees incurred in connection with our debt and equity transactions were $1,419,000.

     As of June 30, 2004, we had approximately $271.1 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period

					2007 and
Contractual cash obligations	Total	2004	2005	2006	thereafter

Debt obligations (1)	$260,846	$260,431	$37	$38	$340
Capital lease obligations	5,815	816	2,433	33	2,533
Operating lease obligations	4,454	450	887	671	2,446

Total contractual cash obligations	$271,115	$261,697	$3,357	$742	$5,319

(1)

These debt obligations have contractual maturities ranging from 2003 to 2011. We are not in compliance with certain of the covenants related to this debt and the holders of $255 million of such debt have accelerated the maturity thereof. Pursuant to our Plan, subsequent to June 30, 2004, $260.4 million of this debt was paid in full; therefore, the maturities have been reflected as due in 2004.

     We had outstanding $255 million principal amount of senior unsecured notes that were issued in various series from December 1995 through December 2001. The senior unsecured notes bore interest at rates ranging from 7.04% to 7.48% and had maturity dates ranging from June 2003 to October 2011. As a result of the non-payment of interest thereon, our Chapter 11 filing and the restatement of our financial statements prior to January 1, 2002, among other factors, we were in default on the senior unsecured notes.  These notes, along with accrued interest, were paid in full pursuant to the Plan on August 12, 2004.

     On August 28, 2001, our wholly owned subsidiary, Seitel Data, Ltd., obtained a term loan for the purchase of certain seismic data, some of which data secured the debt. In accordance with the Plan, this term loan was paid in full on July 2, 2004.

     On March 18, 2004, the Bankruptcy Court confirmed the Plan, under which all of our pre-petition creditors, including the senior unsecured notes and term loan discussed above, have been or will be paid in full, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any claims that are reinstated under the Plan. On July 2, 2004, the Plan became effective.

Index

     On July 2, 2004, we consummated an institutional private placement of new senior unsecured notes totaling $193 million aggregate principal amount due on July 15, 2011. The new senior notes were offered at a discount of 2.325% from their principal amount at maturity resulting in cash proceeds, before offering expenses, of approximately $188.5 million, which net proceeds will be used to partially fund payments of allowed creditors' claims required under the Plan. The new senior notes accrue interest from July 2, 2004 at the rate of 11 3/4% per year. Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. The new senior notes are unsecured and are guaranteed by all of our domestic subsidiaries on a senior basis. The new senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness and make capital expenditures in excess of specified amounts.

     Payments to creditors under the Plan commenced on the Guaranty Performance Date primarily utilizing the following:

cash payments totaling approximately $71.5 million received by us upon exercise of the Stockholder Warrants prior to their expiration on August 2, 2004,

proceeds totaling approximately $3.5 million received by us from the sale of standby purchase shares to Mellon HBV on the Guaranty Performance Date,

the release from escrow of the net proceeds of approximately $180.7 million from our private placement of new senior notes and additional escrowed cash of $13.3 million, and available cash and cash equivalents on hand.

     Summarized below are the sources and uses of funds for payments that commenced on the Guaranty Performance Date:

Sources and Uses of Funds

($ in millions)

Sources		Uses
Cash Required (1)	$32.9	Outstanding Senior Unsecured Notes	$255.0
New Senior Notes	188.5	Accrued Interest on Senior Unsecured Notes (3)	24.3
New Equity Raised (2)	75.0	Unsecured Claims	4.3
		Administrative Costs (4)	3.1
		Fees & Other Expenses (5)	9.7

Total Sources	$296.4	Total Uses	$296.4

1.	On August 10, 2004, we had cash on hand of $32.7 million and $13.3 million in escrow pursuant to new senior notes which was released to us on the Guaranty Performance Date.
2.	$75.0 million from warrant offering to existing shareholders and sale of standby purchase shares to Mellon HBV.
3.	Includes interest accrued on outstanding senior unsecured notes through August 12, 2004.
4.	Includes unpaid administrative costs related to the Plan.
5.	Includes new senior notes issuance fees, fees related to rights offering, and legal and other fees.

     Our principal sources of funds in 2004 after the Guaranty Performance Date are expected to be operating revenues, cash and cash equivalents on hand, and funds available for borrowing under the new revolving credit facility. Our principal uses of funds are expected to be the payment of operating expenses, debt-service requirements as a result of the implementation of the Plan, and capital expenditures as described above in "Investing Activities". After giving effect to the consummation of the transactions contemplated by the Plan, including the completion of the issuance of stock, our institutional private placement of new senior notes and the funding of our new revolving credit facility, we expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the new revolving credit facility will be sufficient to enable us to satisfy our operating expenses, debt service requirements, and the cash requirements in connection with our investments in seismic data for the 12-month period following the effective date of the Plan.

Index

Other Debt

     On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into a new revolving credit facility. The facility allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $65,773,000 (Canadian) at June 30, 2004) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the Bank's sole discretion. A review of this demand facility is performed annually at the Bank's discretion. As of August 10, 2004, no amounts were outstanding on this revolving line of credit and $5 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

     During 2001 and 2002, we entered into capital leases for the purchase of computer and data center furniture and equipment. The lease agreement originally was for a term of approximately two years. On February 18, 2003, we and the lessor entered into a restructuring of this lease effective as of January 1, 2003. Under the restructured obligation, on February 18, 2003, we made a one time payment of $1,580,000, plus applicable taxes, in consideration of past due lease payments and agreed to make 33 additional monthly payments of principal and interest of $165,000, plus applicable taxes. At the conclusion of the lease, we may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor. The outstanding balance on the capital lease as of August 10, 2004 was $2,937,000. We assumed the lease pursuant to an order of the bankruptcy court dated December 29, 2003.

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

     In connection with the settlement of certain litigation, we entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003 and payments of $6,000 per month for 84 months commencing June 2006. The note is non-interest bearing. The note is guaranteed by Olympic. The outstanding balance on this note as of August 10, 2004 was $427,000. During the pendency of our Chapter 11 proceedings, Olympic made the monthly payments on this note. In accordance with the Plan, the note has been assumed by Seitel.

     Under the terms of a separation agreement with one of our former officers, we have guaranteed a bank loan with an outstanding balance of $193,000 as of August 10, 2004. The balance is due in annual installments of $60,000 with a maturity date of November 13, 2006.

Index

     Deferred Taxes. We have not paid Federal income taxes in the last two years. As of June 30, 2004, in Canada we had a net deferred tax liability of approximately $1.8 million, net of a valuation allowance of $0.5 million. In the U.S., we had a net deferred tax asset of $66.5 million, all of which was fully offset by a valuation allowance. We anticipate receiving a refund of Federal income tax of approximately $9.9 million related to the carryback of our expected taxable loss for the year ended December 31, 2003. Following the implementation of the Plan, any remaining tax credit carry forwards and certain other of our tax attributes applicable to periods prior to the effective date of the Plan (collectively, "pre-change losses") may be subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the change in our ownership. Under Section 382, if a corporation undergoes an "ownership change" and the corporation does not qualify for (or elects out of) Section 382(l)(5)(H), the amount of its pre-change losses that may be utilized to offset future taxable income is subject to an annual limitation. The amount of the annual limitation is generally based on the value of the company immediately before the ownership change multiplied by a percentage rate published by the Internal Revenue Service. Such limitation also may apply to certain losses or deductions that are economically accrued but not recognized as of the date of the ownership change and that are subsequently recognized during the five year period beginning with the date of the ownership change.

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

Capital Expenditures

     During the first six months of 2004, capital expenditures for seismic data and other property and equipment amounted to $44.1 million and $0.4 million, respectively. Of these capital expenditures, $34.1 million related to data acquisition projects for which we received $24.0 million in cash underwriting. In addition, we had cash purchases of $1.8 million and non-cash additions of $8.2 million, primarily from non-monetary exchanges. These capital expenditures resulted in $12.3 million being funded from operating cash flow.

     Our capital expenditures for the remainder of 2004 are presently planned to be $36.2 million, substantially all of which is allocated for additions to our seismic data library. Approximately $20.2 million of these estimated additions will come from data acquisition projects for which we anticipate receiving approximately $14.8 million in cash underwriting. In addition, the forecast anticipates potential cash data purchases of approximately $5.7 million, and the execution of approximately $9.5 million in non-monetary exchanges. In addition to the above described seismic data library additions, we plan to spend approximately $0.8 million on other property and equipment. This forecast would require approximately $11.9 million to be funded from operating cash flow. As of August 10, 2004, we had capital expenditure commitments related to data acquisition projects of approximately $17.2 million of which approximately $12.6 million of cash underwriting has been obtained.

     The capital expenditures discussed above are within the capital expenditure limitations imposed by our new senior notes.

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

Interest Rate Risk

     We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of June 30, 2004, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Index

Foreign Currency Exchange Rate Risk

     Our Canadian subsidiaries conduct business in the Canadian dollar, therefore, we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. As of June 30, 2004, we did not have any open forward exchange contracts.

     We have not had any significant changes in the market risk exposures since December 31, 2003.

Item 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

     The Company's management carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting

     In connection with its post-audit review procedures with respect to the Company's Registration Statement on Form S-1 (No. 333-113446), Ernst & Young LLP ("Ernst & Young"), the Company's independent auditors, advised the Audit Committee and management of an item that Ernst & Young considered to be a reportable condition and material weakness in the Company's internal controls under standards established by the American Institute of Certified Public Accountants. Ernst & Young reported that during the first quarter of 2004, AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", required an adjustment of $1 million of deferred issue costs in respect of the Company's $255 million outstanding principal amount of senior unsecured notes. Specifically, the Company concluded and Ernst & Young concurred that such deferred issue costs should have been accelerated and expensed at the time the senior notes became a claim "allowed" by the bankruptcy court on March 30, 2004. Additionally, certain pre-petition claims totaling $426,000 which the Company disputes and that are not probable of resulting in allowed claims should have been correspondingly reduced at March 31, 2004. The Company amended its Form 10-Q for the quarter ended March 31, 2004 to reflect these adjustments. The requirement to adjust the financial statements for the quarter ended March 31, 2004 was viewed by Ernst & Young as requiring the issuance of a Report on Reportable Conditions and therefore classified with respect solely to that issue, as a material weakness in the Company's internal controls. The Company believes it has implemented appropriate procedures to address any such weakness that existed in the past.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

     On February 3, 2003, the former holders of Seitel's senior unsecured notes accelerated the senior unsecured notes and made demand upon Seitel and certain of its former and current officers and directors for money damages arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. The holders alleged that money damages arising from the foregoing claims were not fully quantified, but exceeded $20 million and included, without limitation, the lost value of such holders' investment in the senior unsecured notes. Notice of the demand was provided by us to our insurance carriers. The holders of the senior unsecured notes did not commence suit. As of June 26, 2003, all of the former holders of senior unsecured notes had sold their senior unsecured notes to Ranch, who subsequently sold the senior unsecured notes to Berkshire. Under the Plan, all of the foregoing claims will be released and discharged upon payoff of the senior unsecured notes.

Index

     Seitel and certain of its former and current officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Seitel's auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. During the Chapter 11 cases, the Debtors and the representatives of the class negotiated and participated in discovery with respect to the Class Claim filed with the Bankruptcy Court and in connection with the class' objection to confirmation of the Initial Plan. In the course thereof, the class representatives and the Debtors reached certain agreements. These agreements included the allowance of a "class claim" to assert the rights of the class in the Chapter 11 cases and, as well, an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The settlement was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. Thus, the claims of the plaintiffs in the Class Action against the Debtors as well as their officers and directors, and the Class Claim, have been settled. The treatment of the Class Claim pursuant to the Plan is consistent with the settlement approved by the Bankruptcy Court. Certain monetary obligations remain, including continuing disclosures and additional documentation, and parallel approval in the District Court.

     Seitel was named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas. The plaintiffs generally alleged that the defendants breached and conspired to breach fiduciary duties to Seitel's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also asserted causes of action for mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs sought judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs. Seitel's Board of Directors appointed a special litigation committee to conduct an independent investigation of the allegations asserted in the derivative lawsuits. The special litigation committee completed its investigation and its report was delivered to Seitel. Seitel filed its motion to dismiss in Delaware Chancery court on March 20, 2003. The parties previously agreed to stay the Texas state court cases pending the outcome of the Texas federal court derivative cases. The federal court derivative cases have been consolidated, and Seitel has moved to stay the cases pending resolution by the Delaware court. Presently, all cases are stayed as a result of the Debtors' Chapter 11 filing. In October 2003, a settlement of all issues in each derivative suit was reached among the parties and a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court. The settlement stipulation provided for payment of $600,000, all of which was covered by insurance, and resolution of all claims against all Seitel parties to the litigation. The settlement stipulation was approved by the Bankruptcy Court upon notice and a hearing by order dated November 17, 2003. Pursuant to the settlement, (i) all of the Derivative Claims have been or will be dismissed, (ii) the Debtors will continue certain, and from time to time implement new, corporate governance policies and procedures, and (iii) the plaintiffs recovered certain costs incurred in prosecuting the Derivative Claims. The cost recovery was paid solely by the Debtors' insurance carrier.

     On July 18, 2002, Seitel's former chief executive officer sued Seitel in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleges a breach of his employment contract by virtue of his termination and also alleges defamation. He also seeks a declaratory judgment that certain funds he received from us were proper and do not have to be repaid. We have answered and asserted various defenses. We also filed a counter suit to recover approximately $4,200,000 in corporate funds that Seitel believes Mr. Frame inappropriately caused Seitel to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, Seitel also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by Seitel. Seitel intends to seek dismissal of the complaint against it, and to pursue its causes of action. Seitel also intends to pursue enforcement of its judgment against Mr. Frame. Mr. Frame filed claims totaling $20.2 million against Seitel and the other debtors in the Chapter 11 cases. The debtors filed objections to such claims. These claims were disallowed by the order of the Bankruptcy Court.

Index

     Seitel is a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas. The plaintiff is appealing a final judgment by the trial court holding that the plaintiff is not entitled to recover an injunction or to recover damages against Seitel. The plaintiffs assert that Seitel obtained seismic data about mineral interests leased by the plaintiff by placing seismic equipment on property adjacent to the property leased by the plaintiff. The trial court held that no cause of action exists where the seismic equipment is not located on the property leased by the plaintiff. The briefing has been completed in this matter, and oral argument in the 1st Court of Appeals in Houston, Texas was on May 6, 2003. The parties reached a settlement in the matter and the settlement stipulation was approved by the Bankruptcy Court. The settlement stipulation provides that Joy Resources, Inc. ("Joy") is allowed a claim in the amount of $73,000 in the Cases, and further provides that Seitel Data, Ltd. may use certain data upon the payment of additional costs and may acquire certain data owned by Joy on a right of first refusal basis.

     Seitel and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs have sued a number of defendants, including Seitel and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests, and sold the information obtained to other defendants. The plaintiffs seek an unspecified amount of damages. All of the defendants have obtained summary judgments dismissing the plaintiffs' claims, and the case is now on appeal before the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. On March 24, 2004, the Texas Court of Appeals affirmed the lower court's decision. Appellants have sought review in the Texas Supreme Court. We intend to vigorously represent our interests in this appeal.

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

     On March 27, 2003, Seitel was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, v. N360X, LLC and Seitel. The complaint alleged that Seitel, as guarantor, and its wholly owned subsidiary N360X, LLC, as lessee, defaulted on an agreement for the lease of a jet aircraft. GE accelerated the obligation, took possession of the aircraft and demanded payment of amounts GE claims are due pursuant to the termination of the lease. The claim was subsequently reduced to $2.055 million plus interest at 9% from November 18, 2003 and so allowed by the Bankruptcy Court. Subsequently, the claim was purchased by Berkshire. Such amounts represent unsecured claims and, on August 12, 2004, were fully paid in cash in accordance with the Plan. GE's claims, as presented in its complaint in the Harris County Court, were non-suited by order dated June 10, 2004.

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

     Seitel and its subsidiaries, Energy Venture Holdings LLC, Endeavor Exploration LLC, and DDD Energy, Inc., were sued by a former employee, Mark Stover, in Harris County District Court, 269th Judicial District, Cause No. 2002-52120 on October 8, 2002. Mr. Stover alleged breach of his employment contract and wrongful termination. We answered and generally denied the complaint on November 8, 2002. The matter was automatically stayed upon the Chapter 11 filing. On October 9, 2003, Mr. Stover filed a proof of claim in the bankruptcy court in the amount of $374,500. We filed an objection to the claim, which has been settled by order of the Bankruptcy Court.

    In addition to the lawsuits described above, we are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to our financial position or results of operation.

Index

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 2, 2004, the Company completed the sale of an aggregate of $193 million 11 3/4% new senior notes due 2011. Proceeds from the sale were deposited into escrow pending the completion of certain transactions up to the Guaranty Performance Date, at which time such proceeds were released to the Company. The senior notes were sold in a transaction exempt from Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

     At the time of the commencement of the Company's Chapter 11 Cases, the Company was in default of its obligations under its old senior notes. This default continued during the pendency of the Company's Chapter 11 proceedings. On August 12, 2004, the Company satisfied and paid its old senior notes in full together with accrued interest thereon and post-petition (non-default rate) interest. As a result of such payment, these old senior notes no longer exist as obligations of the Company and therefore no default continues to exist thereunder. Please read Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Items 4. and 5.     Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Amendment to the Revolving Credit Agreement, dated as of January 12, 2004, between Olympic Seismic Ltd. and Royal Bank of Canada

	31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004.

The Company filed a current report on Form 8-K, dated April 1, 2004, containing information pursuant to Item 3, regarding updates on the chapter 11 bankruptcy proceedings, including the description of terms and provisions of the Company's reorganization plan.

The Company filed a current report on Form 8-K, dated May 12, 2004, containing information pursuant to Items 5 and 7, regarding the Company's appointment of Robert D. Monson as Chief Financial Officer.

The Company filed a current report on Form 8-K, dated May 12, 2004, containing information pursuant to Items 12 and 7, regarding the Company's earnings release for the first quarter 2004 results

The Company filed a current report on Form 8-K, dated June 25, 2004, containing information pursuant to Items 5 and 7, regarding updates on the chapter 11 bankruptcy proceedings, including the record date being set for determining stockholders to receive common stock and stockholder warrants.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: August	12,	2004	/s/	Randall D. Stilley

				Randall D. Stilley
				Chief Executive Officer and President

Dated: August	12,	2004	/s/	Robert D. Monson

				Robert D. Monson
				Chief Financial Officer

Index
	EXHIBIT INDEX

		Page
Exhibit	Title	Number

10.1	Amendment to the Revolving Credit Agreement, dated as of January 12, 2004,	46
	between Olympic Seismic Ltd. and Royal Bank of Canada

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,	50
	As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,	52
	As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,	54
	As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,	56
	As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002