Form 10-Q
period 2004-09-30
SEITEL INC
filed 2004-11-22
CIK 750813

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ X ]	No	[ ]

As of November 18, 2004, there were 150,414,143 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of
	September 30, 2004 (Unaudited) and December 31, 2003		3

	Condensed Consolidated Statements of Loss (Unaudited)
	for the Three Months Ended September 30, 2004 and 2003		4

	Condensed Consolidated Statements of Loss (Unaudited)
	for the Nine Months Ended September 30, 2004 and 2003		5

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
	for the Three and Nine Months Ended September 30, 2004 and 2003		6

	Condensed Consolidated Statements of Stockholders' Equity
	for the year ended December 31, 2003 and for the
	Nine Months Ended September 30, 2004 (Unaudited)		7

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	for the Nine Months Ended September 30, 2004 and 2003		8

	Notes to Condensed Consolidated Interim Financial Statements		10

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative
		Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION		35

	Signatures		38

Index

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Cash and equivalents	$17,924	$44,362
Restricted cash	161	202
Receivables
Trade, net	37,256	37,461
Notes and other, net	11,709	12,047
Net seismic data library	165,393	247,541
Net other property and equipment	12,095	15,431
Oil and gas operations held for sale	230	1,552
Investment in marketable securities	23	99
Prepaid expenses, deferred charges and other assets	14,269	8,394

TOTAL ASSETS	$259,060	$367,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$22,939	$17,414
Income taxes payable	134	-
Oil and gas operations held for sale	15	17
Senior Notes	188,618	-
Term loans	424	5,417
Obligations under capital leases	5,570	6,571
Deferred income taxes	798	1,953
Deferred revenue	51,780	58,876
Liabilities subject to compromise	-	273,119
TOTAL LIABILITIES	270,278	363,367

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
400,000,000 and 50,000,000 shares at September 30,
2004 and December 31, 2003, respectively; issued and
outstanding 150,414,143 at September 30, 2004 and	1,504	258
25,811,601 at December 31, 2003
Additional paid-in capital	233,991	166,630
Retained deficit	(248,735)	(159,731)
Treasury stock 435,918 shares at cost at
December 31, 2003	-	(5,373)
Deferred compensation - restricted stock	(45)	-
Notes receivable from officers and employees	(30)	(124)
Accumulated other comprehensive income	2,097	2,062
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,218)	3,722

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$259,060	$367,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003

REVENUE	$27,404	$39,199

EXPENSES:
Depreciation and amortization	90,771	23,399
Cost of sales	52	180
Selling, general and administrative expenses	7,073	7,023
Impairment of seismic data library	-	13,354
	97,896	43,956

LOSS FROM OPERATIONS	(70,492)	(4,757)

Interest expense, net	(8,147)	(5,016)
Foreign currency exchange gains	1,761	329
Reorganization items	(6,383)	(1,675)

Loss from continuing operations before income taxes	(83,261)	(11,119)

Benefit for income taxes	(2,583)	(192)

Loss from continuing operations	(80,678)	(10,927)

Income from discontinued operations	89	19

NET LOSS	$(80,589)	$(10,908)

Basic and diluted loss per share:
Loss from continuing operations	$(.76)	$(.43)
Income from discontinued operations	-	-
Net loss	$(.76)	$(.43)

Weighted average number of common and common
equivalent shares - basic and diluted	106,289	25,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2004	2003

REVENUE	$103,764	$101,296

EXPENSES:
Depreciation and amortization	139,193	61,506
Cost of sales	261	510
Selling, general and administrative expenses	23,287	24,571
Impairment of seismic data library	-	13,354
	162,741	99,941

INCOME (LOSS) FROM OPERATIONS	(58,977)	1,355

Interest expense, net	(18,415)	(15,072)
Foreign currency exchange gains	953	3,358
Gain on extinguishment of liabilities	-	681
Reorganization items	(12,415)	(1,675)

Loss from continuing operations before income taxes	(88,854)	(11,353)
Provision (benefit) for income taxes	(2,272)	621

Loss from continuing operations	(86,582)	(11,974)

Income (loss) from discontinued operations	133	(179)

NET LOSS	$(86,449)	$(12,153)

Basic and diluted loss per share:
Loss from continuing operations	$(1.65)	$(.47)
Income (loss) from discontinued operations	-	(.01)
Net loss	$(1.65)	$(.48)

Weighted average number of common and
common equivalent shares - basic and diluted	52,544	25,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net loss	$(80,589)	$(10,908)	$(86,449)	$(12,153)

Unrealized gains (losses) on securities held as
available for sale	6	7	(73)	5

Foreign currency translation adjustments	882	(280)	108	2,437

Comprehensive loss	$(79,701)	$(11,181)	$(86,414)	$(9,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Accum-
									ulated
							Deferred	Notes	Other
							Compen-	Receivable	Compre-
			Additional				sation --	from	hensive
	Common Stock		Paid-In	Retained	Treasury Stock		Restricted	Officers &	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Stock	Employees	(Loss)

Balance, December 31, 2002	25,811,601	$258	$166,630	$(121,793)	(435,918)	$(5,373)	$-	$(1,178)	$(1,508)
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	1,054	-
Net loss	-	-	-	(37,938)	-	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	-	3,499
Unrealized gain on
marketable securities	-	-	-	-	-	-	-	-	71
Balance, December 31, 2003	25,811,601	258	166,630	(159,731)	(435,918)	(5,373)	-	(124)	2,062
Proceeds from issuance of
common stock, net of
expenses	125,000,000	1,250	53,639	-	-	-	-	-	-
Issuance of restricted stock	38,460	-	47	-	-	-	(47)	-	-
Issuance of common
stock warrant	-	-	16,489	-	-	-	-	-	-
Amortization of deferred
compensation cost	-	-	-	-	-	-	2	-	-
Retirement of treasury shares	(435,918)	(4)	(2,814)	(2,555)	435,918	5,373	-	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	94	-
Net loss	-	-	-	(86,449)	-	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	-	108
Unrealized loss on
marketable securities	-	-	-	-	-	-	-	-	(73)
Balance September 30, 2004
(unaudited)	150,414,143	$1,504	$233,991	$(248,735)	-	$-	$(45)	$(30)	$2,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(86,449)	$(12,153)
Loss (income) from discontinued operations, net of tax	(133)	179
Depreciation and amortization	139,193	61,506
Impairment of seismic data library	-	13,354
Deferred income tax provision (benefit)	(1,193)	3,199
Amortization of deferred financing costs	1,657	212
Amortization of debt discount	105	-
Amortization of deferred compensation	2	-
Allowance for collection of trade receivables	75	275
Non-cash sales	(14,751)	(13,073)
Gain on extinguishment of liabilities	-	(681)
Gain on sale of property and equipment	-	12
Decrease in receivables	304	14,826
Decrease in other assets	171	354
Decrease in deferred revenue	(1,318)	(5,137)
Decrease in accounts payable and other liabilities	(15,969)	(1,075)
Net cash provided by operating activities of continuing operations	21,694	61,798

Cash flows from investing activities:
Cash invested in seismic data	(38,836)	(33,281)
Cash paid to acquire property and equipment	(889)	(737)
Cash received from disposal of property and equipment	-	15
Decrease in restricted cash	41	4,119
Net cash used in investing activities of continuing operations	(39,684)	(29,884)

Cash flows from financing activities:
Proceeds from senior note offering, net	182,858	-
Principal payments on old senior notes	(255,000)	-
Principal payments on term loans	(5,439)	(2,906)
Principal payments on capital lease obligations	(1,061)	(1,978)
Proceeds from issuance of common stock	75,000	-
Costs of debt and equity transactions	(5,463)	(431)
Buyout of financial guaranty	-	(325)
Loans to employees	-	(161)
Payments on notes receivable from officers and employees	215	1,015
Net cash used in financing activities of continuing operations	(8,890)	(4,786)

Effect of exchange rate changes	(856)	(3,032)
Net cash provided by discontinued operations	1,298	126
Net increase (decrease) in cash and equivalents	(26,438)	24,222

Cash and cash equivalents at beginning of period	44,362	21,517
Cash and cash equivalents at end of period	$17,924	$45,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued
(in thousands)

	Nine Months Ended September 30,
	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$25,135	$9,561
Income taxes	$166	$1,129

Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$8,917	$10,293
Additions to marketable securities	$-	$60
Note payable to former executive	$-	$469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission.

The Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  On March 18, 2004, the bankruptcy court confirmed the Company's Plan of Reorganization and on July 2, 2004, it became effective.  With the settlement of all allowed pre-petition claims on August 13, 2004, the Company has effectively completed all actions required by the Plan of Reorganization. (See "Note B - Bankruptcy Proceedings and Plan of Reorganization".)

Contractual Obligations:  As of September 30, 2004, the Company had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
			2005-	2008-	2010 and
Contractual cash obligations	Total	2004	2007	2009	thereafter

Debt obligations (1) (2)	$353,257	$19	$69,138	$45,499	$238,601
Capital lease obligations (2)	8,686	564	3,441	587	4,094
Operating lease obligations	4,342	234	2,174	1,007	927

Total contractual cash obligations	$366,285	$817	$74,753	$47,093	$243,622

(1)	Debt obligations include the face amount of the new senior notes totaling $193 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Gain on Extinguishment of Liabilities:  In 2003, the Company negotiated settlement of certain liabilities for less than the amount recorded in the financial statements.  The resulting gain of $681,000 has been reflected as a gain on extinguishment of liabilities in the accompanying condensed consolidated statements of loss for the nine months ended September 30, 2003.

NOTE B-BANKRUPTCY PROCEEDINGS AND PLAN OF REORGANIZATION

On July 21, 2003, (the "Petition Date"), Seitel, Inc., and its wholly owned U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)).  Seitel, Inc. and its 30 U.S. subsidiaries that filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 Cases of these entities are collectively referred to herein as the "Cases."  By order of the Bankruptcy Court dated July 25, 2003, the Cases were jointly administered.  From the Petition Date until the effective date of its plan of reorganization, the Debtors operated their business and managed their properties as "debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code.  No trustee was appointed in the Cases.

Index

None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canada or other non-U.S. jurisdictions filed Chapter 11.  Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 6, 2004. The Plan was supported by the Official Committee of Equity Holders of Seitel, Inc. (the "Official Equity Committee"), as well as Berkshire Hathaway, Inc. and Ranch Capital L.L.C., holders of $255 million aggregate principal amount of the Company's old senior unsecured notes, and was accepted by the holders of more than 99.6% of the shares of the Company's common stock who voted on the Plan.  On March 18, 2004, the Bankruptcy Court confirmed the Plan and on July 2, 2004, the Plan became effective.

In accordance with the Plan:

  All of the Company's outstanding allowed pre-petition claims have been fully paid, in cash, together with post-petition interest, except with respect to any disputed claims and any claims that were reinstated under the Plan.

  On July 2, 2004, all 25,375,683 outstanding shares of the Company's common stock were cancelled and converted into:

  25,375,683 shares of reorganized common stock, representing all of the outstanding shares of reorganized common stock on the effective date of the Plan, and warrants to purchase an aggregate of 125,000,000 shares of reorganized common stock ("Stockholder Warrants") at an exercise price of $.60 per share exercisable through August 2, 2004.

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

  As compensation for Mellon HBV's obligation to act as Standby Purchasers, the Company issued to them on August 12, 2004 warrants to purchase 15,037,568 shares of the Company's reorganized common stock (the "Standby Purchaser Warrants"). The Standby Purchaser Warrants are exercisable until August 12, 2011 at an initial exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events.

On August 2, 2004, the expiration date of the warrants, 24,183,206 Stockholder Warrants were exercised and the Company issued 119,126,154 shares of common stock for $0.60 per share or $71,475,693 in the aggregate.  On August 12, 2004, Mellon HBV purchased from the Company, at $0.60 per share, 5,873,846 shares of common stock not purchased as a result of the exercise of Stockholder Warrants, for an aggregate of $3,524,307.  In total, the Company received $75 million of gross proceeds through the exercise of Stockholder Warrants and the sale of standby purchase shares to Mellon HBV.

On July 2, 2004, the Company completed the private placement of $193 million face value 11.75% new senior notes due 2011 for proceeds of $188.5 million which were placed in escrow pending the completion of the issuance of common stock pursuant to the Plan, among other things.  On August 12, 2004, the proceeds from the debt offering, net of underwriters' fees, of $182.9 million were released from escrow to the Company.

The Company utilized the net proceeds from the exercise of Stockholder Warrants and the sale of shares to Mellon HBV, the net proceeds from the sale of the new senior notes along with available cash to pay, in full, allowed pre-petition claims together with post-petition interest totaling approximately $291.0 million.  The payment of allowed pre-petition claims was completed on August 13, 2004.

Index

Liabilities subject to compromise at December 31, 2003 consisted of the following items (in thousands):

December 31,
2003

Accounts payable	$734
Accrued interest	12,323
Other accrued liabilities	4,616
Debt	255,446
Total	$273,119

Reorganization Items.  Reorganization items under the Cases are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the three and nine months ended September 30, 2004 and 2003, reorganization items were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003

Professional fees	$3,918	$1,594	$9,227	$1,594
Interest Income	(21)	(12)	(98)	(12)
Accelerated amortization of deferred debt issue costs	-	-	1,007	-
Reduction of pre-petition liabilities	(2)	-	(517)	-
Other	2,488	93	2,796	93
Total	$6,383	$1,675	$12,415	$1,675

NOTE C-REVENUE RECOGNITION

Revenue from Data Acquisition

The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data.  The initial licenses usually provide the customer with a limited exclusivity period, which will normally last for six months after final delivery of the processed data.  The payments for the initial exclusive licenses are sometimes referred to as underwriting or prefunding.  Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed.  These payments are non-refundable.

Revenue from the creation of new seismic data is recognized throughout the creation process using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required.  Management believes that this method is the most reliable and representative measure of progress for its data creation projects.  The duration of most data creation projects is generally less than one year.  Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.

Index

The Company outsources the substantial majority of the work required to complete data acquisition projects to third party contractors.  The Company's payments to these third party contractors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period.  A typical survey includes specific activities required to complete the survey; each activity has value to the customers.  Typical activities, that often occur concurrently, include:

permitting for land access, mineral rights, and regulatory approval, surveying,
drilling for the placement of energy sources,
recording the data in the field, and
processing the data.

The customers paying for the initial exclusive licenses receive legally enforceable rights to any resulting product of each activity.  The customers also receive access to and use of the newly acquired, processed data.

The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement, which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends.

Revenue from Non-Exclusive Data Licenses

The Company recognizes a substantial portion of its revenue from data licenses sold after any exclusive license period.  These are sometimes referred to as resale licensing, post acquisition license sales or shelf sales.

These sales fall under the following four basic forms of non-exclusive license contracts.

Specific license contract - The customer licenses and selects data from the data library at the time the contract is entered into and holds this license for a long-term period.

Library card license contract - The customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The lengths of the selection periods under the library card contracts is limited in time.

Review and possession license contract - The customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

Review only license contract - The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.
The Company's non-exclusive license contracts specify the following:
that all customers must sign a license agreement governing the use of data;
the specific payment terms, ranging from 30 days to 18 months, and that such payments are non-cancelable and non-refundable;
the actual data that is accessible to the customer; and

that the data is licensed in its present form, where is and as is and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:
the Company has an arrangement with the client that is validated by a signed contract;
the sales price is fixed and determinable;
collection is reasonably assured;
the customer has selected the specific data or the contract has expired without full selection; and
the license term has begun.

Index

Copies of the data are available to the customer immediately upon request.

For licenses that have been invoiced but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily sales commissions).  This normally occurs under the library card license contracts, review and possession license contracts or review only license contracts because the data selection may occur over time.  Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available for licensing.

Revenue from Non-Monetary Exchanges

In certain cases, the Company will take ownership of a customer's seismic data in exchange for a non-exclusive license to selected data from the Company's library.  Occasionally, in connection with specific data acquisition contracts, the Company receives both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition.  These exchanges are referred to as non-monetary exchanges.  A non-monetary exchange always complies with the following criteria:

the data license delivered is always distinct from the data received;
the customer forfeits ownership of its data; and
the Company retains ownership in its data.

This exchange is not a "like kind" exchange because the Company receives ownership of distinct seismic data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies.

In non-monetary exchange transactions, the Company records a data library asset for the seismic data received at the time the contract is entered into and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, that is, when the data is selected by the customer, or revenue from data acquisition, as applicable.  The data license to the customer is in the form of one of the four basic forms of contracts discussed above.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Fair value of the data exchanged is determined using a multi-step process as follows.

First, the Company determines the value of the license granted to the customer.  The range of cash transactions by the Company for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada are evaluated. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.

Second, the Company considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data.  In the United States, the Company applies a limitation on the value it assigns per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, the Company assigns the lower value to the exchange.

Third, the Company obtains concurrence from an independent third party on the portfolio of all non-monetary exchanges of $500,000 or more in order to support the Company's valuation of the data received.  The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements.

Index

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Seismic data library additions	$687	$3,261	$8,836	$9,218

Revenue recognized based on
selections of data	3,784	3,341	12,800	11,938

Revenue recognized related to
acquisition contracts	32	-	1,870	-

Revenue from Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd.

Revenue from Seitel Solutions, Ltd. and Seitel Solutions Canada Ltd., wholly-owned subsidiaries of the Company, (collectively, "Solutions") is recognized as the services for reproduction and delivery of seismic data are provided to customers.

NOTE D-SEISMIC DATA LIBRARY

The Company's seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis. Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

Costs of Seismic Data Library

For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable.  See Note C for discussion of the process used to determine fair value.

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $446,000 and $472,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,319,000 and $1,492,000 for the nine months ended September 30, 2004 and 2003, respectively.

Data Library Amortization

The Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate of 70%) or a straight-line basis over the useful life of the data.  Effective July 1, 2004, the estimated useful life of the Company's seismic data was changed to four years (see "Revision of Useful Life" below).  For existing surveys less than four years in age at July 1, 2004, the revision in useful life will be recognized prospectively over the remaining useful life of each seismic survey.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

Index

The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component.  This forecast is made by the Company annually and reviewed quarterly.  If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component.  Effective July 1, 2004, the lowest amortization rate the Company applies using the income forecast method is 70%.  In addition, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library, and if required under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such data.  See discussion on "Seismic Data Library Impairment" below.

The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the year.  The amortization rates vary by component and, effective October 1, 2004, range from a low of 70% to a high of 89% with a weighted average rate of 71% based on the net book value of each component compared with the net book value of the entire seismic data library as of September 30, 2004.

The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the income forecast method.  The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey.  (See "Revision of Useful Life" below.)  This requirement is applied regardless of future-year revenue estimates for the library component of which the survey is a part and does not consider the existence of deferred revenue with respect to the library component or to any survey.

Revision of Useful Life

The Company reevaluated its estimate of the useful life of its seismic data library and, effective July 1, 2004, revised the estimated useful life of its seismic data library to four years from five years for offshore data and from seven years for onshore data.  In making this decision, the Company considered a number of factors, including, among others, the useful lives used by others in the industry, additional amortization charges recorded, previous impairment charges recorded and seismic industry conditions.

Since certain surveys within the seismic data library were older than the revised estimate of useful life, the Company recorded additional amortization expense of $59.1 million on July 1, 2004, the date the revision became effective.  For existing surveys less than four years in age at July 1, 2004, the revision in useful life will be recognized prospectively over the remaining useful life of each seismic survey. The effect from this change on reported results was a reduction in income after taxes of $66.7 million for both the three and nine months ended September 30, 2004, or $.63 and $1.27, respectively, per share.

Seismic Data Library Impairment

The Company evaluates its seismic data library by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library groupings for purposes of evaluating impairments:  (I) Gulf of Mexico offshore comprising the following components:  (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II)  North America onshore comprising the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products; and (III) international data outside North America.  The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

Index

As events or conditions require, the Company evaluates the recoverability of its seismic data library in accordance with SFAS No. 144.  The Company evaluates its seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The Company considers the level of sales performance compared to projected sales by component, as well as industry conditions, among others, to be key factors in determining when its seismic data should be evaluated for impairment.  In evaluating sales performance of each component, the Company generally considers three consecutive quarters of actual performance below forecasted sales, among other things, to be an indicator of potential impairment.

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

For purposes of evaluating potential impairment charges, the Company estimates the future cash flows attributable to a library component by evaluating, among other factors, historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base and expected changes in technology. The cash flow estimates exclude expected future revenues attributable to non-monetary exchanges and future data creation projects.

The estimation of future cash flows and fair value is highly subjective and inherently imprecise.  Estimates can change materially from period to period based on many factors including those described in the preceding paragraph. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic data library, which could be material to any particular reporting period.

During the three months ended September 30, 2003, the Company recorded a $13.4 million impairment charge with respect to certain of its seismic data library components.  Based on industry conditions and the recent level of cash sales for certain of its library components, the Company revised its estimate of future cash flows for those components.  As a result, the Company determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such certain components, and accordingly, recorded an impairment based on the fair value of such library components by discounting their estimated future cash flows.

NOTE E-DISCONTINUED OPERATIONS

In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's condensed consolidated financial statements report the oil and gas operations as discontinued operations.  In 2002, the Company sold substantially all of its oil and gas assets.  In January 2004, the Company sold a portion of its remaining oil and gas assets for approximately $1.3 million.  The Company continues to market its remaining oil and gas assets for sale.

Revenue from the discontinued operations was $54,000 and $65,000 for the three months ended September 30, 2004 and 2003, respectively, and $164,000 and $255,000 for the nine months ended September 30, 2004 and 2003, respectively.  Pre-tax income (loss) from the discontinued operations was $89,000 and $19,000 for the three months ended September 30, 2004 and 2003, respectively, and $133,000 and $(179,000) for the nine months ended September 30, 2004 and 2003, respectively.

The Company uses the full-cost method of accounting for its oil and gas operations.

Index

NOTE F-DEBT

The following is a summary of the Company's debt (in thousands):

	September 30,	December 31,
	2004	2003

11.75% Senior Notes	$188,618	$-
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	424	446
Old Senior Notes	-	255,000
Debtor-in-Possession Loan Facility	-	-
Term loan	-	5,417
	$189,042	$260,863

11.75% Senior Notes:  On July 2, 2004, the Company completed a private placement of Senior Unsecured Notes ("Senior Notes") in the aggregate principal amount of $193.0 million.  The Senior Notes were offered at a discount of 2.325% from their principal amount at maturity resulting in cash proceeds, before offering expenses, of approximately $188.5 million received by the Company on August 12, 2004, following release of the funds from escrow.  Interest on the Senior Notes is payable semi-annually on January 15 and July 15 at the annual rate of 11.75%.  The Senior Notes mature on July 15, 2011.  The Senior Notes are unsecured and are guaranteed by the Company's U.S. subsidiaries on a senior basis.  The Senior Notes contain restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness and make capital expenditures in excess of specified amounts.

Revolving Credit Facility:  On April 16, 2004, the Company entered into a revolving credit facility with Wells Fargo Foothill, Inc., as lender, to which a revolving loan commitment of $30 million, subject to borrowing base limitations, was made available on July 2, 2004.  Interest is payable at an applicable margin above either LIBOR or the prime rate.  Borrowings under the revolving credit facility are secured by a first priority, perfected security interest in and lien on substantially all of the Company's U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company's U.S. subsidiaries.  The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results, and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness and the ability to grant additional liens.  The revolving credit facility requires the payment of an unused line fee of .375% per annum payable in arrears.

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $66,604,000 (Canadian) at September 30, 2004) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003, and payments of $6,000 per month for 84 months commencing June 2006.  The note is non-interest bearing.  The note is guaranteed by Olympic.

Index

Other:  The Bankruptcy Court approved a $20 million debtor-in-possession loan and security agreement with Wells Fargo Foothill, Inc., as lender, to support the Debtor's operations during the course of the bankruptcy.  This agreement terminated on June 30, 2004.  Under the terms of the Plan, on July 2, 2004, the Company's term loan totaling $5.4 million was paid in full, along with accrued interest, and on August 12, 2004 the old senior notes totaling $255.0 million were paid in full, along with accrued interest.

NOTE G-COMMON STOCK

In accordance with the Plan, on July 2, 2004, the Company amended its certificate of incorporation to allow for the issuance of up to 400 million shares of common stock, $0.01 par value, and all outstanding options to purchase shares of the Company's common stock were cancelled.

On July 21, 2004, 38,460 shares of restricted stock were issued to new directors joining the Board.  Such restricted stock vests on the earlier of July 21, 2007, or the death, disability or termination of the director upon a change-of-control.

In August 2004, the Company issued 125 million shares of common stock through the exercise of Stockholder Warrants and the sale of standby purchase shares to Mellon HBV, for total gross proceeds of $75 million.  The costs related to the issuance of common stock totaled $20.1 million, of which $3.6 million was paid in cash and $16.5 million represented the value of warrants issued to Mellon HBV discussed below.  Such costs have been reflected as a reduction in the proceeds received from issuance of common stock in the accompanying Statement of Stockholders' Equity.  For further discussion, see Note B.

Additionally, on August 12, 2004, the Company issued to Mellon HBV warrants to purchase 15,037,568 shares of the Company's common stock at an exercise price of $.72 per share, exercisable until August 12, 2011, as compensation for Mellon HBV's obligation to act as Standby Purchasers.  The fair value of these warrants on the date of issuance was $16.5 million and, as discussed above, has been reflected as a cost of the issuance of common stock in the accompanying Statement of Stockholders' Equity.

On August 12, 2004, the Company retired its remaining 435,918 shares of treasury stock.

NOTE H-EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.  For the three and nine months ended September 30, 2004 and 2003, the Company did not have any potentially dilutive securities.  A weighted average number of options and warrants to purchase 1,482,000, 4,201,000, 2,574,000 and 4,980,000 shares of common stock were outstanding during the third quarter of 2004 and 2003 and the nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

Index

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based awards. Had compensation cost for the Company's stock-based compensation awards been determined based on the fair value at the grant dates for such awards consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and expensed pro-rata over the vesting period of the awards, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

		Three Months Ended

				Nine Months Ended

		September 30,

				September 30,

		2004

			2003

				2004

					2003

Net loss:
As reported		$(80,589)	$(10,908)	$(86,449)	$(12,153)
Less:	Total stock-based employee expense
	determined under SFAS No. 123, net of tax	(41)	(225)	(1,062)	(2,588)
Pro forma		$(80,630)	$(11,133)	$(87,511)	$(14,741)
Basic and diluted loss per share:
As reported		$(.76)	$(.43)	$(1.65)	$(.48)
Pro forma		$(.76)	$(.44)	$(1.67)	$(.58)

The effect of the Standby Purchaser Warrants issued to Mellon HBV is not considered in the above pro forma amounts as such amount was recorded as a cost of the issuance of common stock and can only be settled in the Company's stock.

Under the Plan, all options outstanding as of July 2, 2004, were cancelled in their entirety.

NOTE I-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at September 30, 2004 and December 31, 2003 of $161,000 and $202,000, respectively.

During the nine months ended September 30, 2004 and 2003, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2004	2003

Non-monetary exchanges	$8,836	$9,218
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	81	1,075
Total non-cash additions	$8,917	$10,293

During the nine months ended September 30, 2003, the Company received marketable securities valued at $60,000 in exchange for a license to certain seismic data.

Non-cash sales consisted of the following for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003

Acquisition revenue on underwriting from non-monetary
exchange contracts	$1,870	$-
Licensing revenue from selections on non-monetary exchange contracts	12,800	11,938
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	81	1,075
Marketable securities received in exchange for license to certain
seismic data	-	60
Total non-cash revenue	$14,751	$13,073

Operating cash flows resulting from reorganization items for the nine months ended September 30, 2004 and 2003 included the following (in thousands):

	Nine Months
	Ended September 30,
	2004	2003

Interest received on cash accumulated
because of the Chapter 11 proceeding	$(98)	$(12)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	14,176	1,521
	$14,078	$1,509

NOTE J-COMMITMENTS AND CONTINGENCIES

In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to make annual installments of $60,000 with a maturity date of November 13, 2006.  As of November 18, 2004, the outstanding principal balance on this note is $133,373.  The loan is presently current and not in default.

Litigation

See "Note B - Bankruptcy Proceedings and Plan of Reorganization" for a detailed discussion of the Company's Chapter 11 reorganization and the Plan.

On February 3, 2003, the former holders of the Company's old senior unsecured notes accelerated the old senior unsecured notes and made demand upon the Company and certain of its former and current officers and directors for money damages exceeding $20 million arising from certain alleged negligent actions and/or misrepresentations of those officers and directors. Under the Plan, all of the foregoing claims were released and discharged upon payoff of the old senior unsecured notes.

The Company and certain of its former and current officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas.  The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's previous auditors, Ernst & Young LLP, as a defendant.  The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles.  The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees.  The class representatives and the Debtors have entered into a memorandum of understanding, which contemplates allowance of a "class claim" to assert the rights of the class in the Chapter 11 Cases and an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies.  The memorandum of understanding was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003.  The Company funded its portion of the settlement amount ($980,000) to an escrow account in 2003.  The parties are in the process of finalizing their form of settlement agreement, and then must obtain the Bankruptcy Court's and District Court's approval of the same.

Index

The Company was named as a nominal defendant in seven stockholder derivative actions filed in various courts: Almekinder v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. H-02-2960, In the United States District Court for the Southern District of Texas; Basser v. Frame, Valice, Kendrick, Pearlman, Fiur, Zeidman, Stieglitz, Craig, Lerner, and Seitel, Inc., No. H-02-1874, In the United States District Court for the Southern District of Texas; Berger v. Frame, Pearlman, Valice, Craig, Stieglitz, Lerner, Zeidman, Fiur, and Seitel, Inc., No. 19534-NC, In the Court of Chancery, State of Delaware, Castle County; Chemical Valley & North Central West Virginia Carpenters Pension Plan v. Frame, Valice, Hoffman, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Fiur, and Seitel, Inc., No. 02-CV-3343, In the United States District Court for the Southern District of Texas; Couture v. Frame, Valice, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., No. 20002-37065, In the 80th Judicial District Court, Harris County, Texas; Talley v. Frame, Valice, Pearlman, Craig, Lerner, Stieglitz, Zeidman, Hoffman, and Seitel, Inc., In the 151st Judicial District Court, Harris County, Texas; and Zambie v. Frame, Pearlman, Valice, Craig, Zeidman, Lerner, Stieglitz, Fiur, Ernst & Young LLP, and Seitel, Inc., In the 333rd Judicial District Court, Harris County, Texas.  The plaintiffs generally alleged that the defendants breached and conspired to breach fiduciary duties to the Company's shareholders by failing to maintain adequate accounting controls and by using improper accounting and auditing practices and procedures. Certain of the plaintiffs also asserted causes of action for mismanagement, waste of corporate assets and unjust enrichment.  The plaintiffs sought judgments for unspecified amounts of compensatory damages, including return of salaries and other payments to the defendants, exemplary damages, attorneys' fees, experts' fees and costs.  In October 2003, a settlement of all issues in each derivative suit was reached among the parties and a stipulation and motion to approve the terms of such settlement was filed with the Bankruptcy Court.  The settlement stipulation provided for payment of $600,000 and resolution of all claims against all Company parties to the litigation.  The settlement stipulation was approved by the Bankruptcy Court upon notice and a hearing by order dated November 17, 2003.  Pursuant to the settlement, (i) all of the derivative claims have been dismissed, (ii) the Debtors will continue certain, and from time to time implement new, corporate governance policies and procedures, and (iii) the plaintiffs recovered certain costs incurred in prosecuting the derivative claims.  The $600,000 cost recovery was paid solely by the Debtors' insurance carrier.

On July 18, 2002, the Company's former chief executive officer sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in the Company's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court.  The Company intends to file a motion to dismiss Mr. Frame's complaint in the District Court.  The Company filed a counter suit to recover approximately $4,200,000 in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, the Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. ("Bank One") and guaranteed by the Company, which it intends to enforce. The Company intends to subpoena Mr. Frame for a deposition to determine the nature and extent of his assets for purposes of debt collection.

The Company was a party to a suit for geophysical trespass entitled Joy Resources, Inc. v. Seitel Data, Ltd., Cause No. 01-02-00828-CV, in the 1st Court of Appeals, Houston, Texas.  The plaintiff was appealing a final judgment by the trial court holding that the plaintiff was not entitled to recover an injunction or to recover damages against the Company.  The parties reached a settlement in the matter and the settlement stipulation was approved by the Bankruptcy Court.  On July 15, 2004, the appellate court granted a motion to dismiss the appeal.  The settlement amount of $73,000 was paid on August 13, 2004.

Index

The Company and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs have sued a number of defendants, including Seitel and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests by obtaining seismic data on adjoining property, and sold the information obtained to other defendants. The plaintiffs sought an unspecified amount of damages. All defendants obtained summary judgments dismissing the plaintiffs' claims, and the plaintiffs appealed to the San Antonio Court of Appeals under Cause No. 04-02-00674-CV.  During the pendency of the Company's bankruptcy proceedings, the San Antonio Court of Appeals affirmed the trial court's decision as to the Company's co-defendants and stayed the appeal as to the Company.  The Texas Supreme Court denied plaintiffs Petition for Certiorari, refusing to hear the matter.  The San Antonio Court of Appeals will not reinstate plaintiffs' appeal as to the Company's summary judgment against plaintiffs until the plaintiffs obtain a certified order lifting the bankruptcy stay.  The plaintiff filed an unliquidated claim (amount unspecified) in the Chapter 11 Cases.  The Company objected to this claim which remains pending.

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

On March 27, 2003, the Company was served with a complaint filed by the General Electric Credit Corporation of Tennessee ("GE") in the District Court No. 333rd of Harris County, Texas, styled General Electric Credit Corporation of Tennessee, v. N360X, LLC and Seitel. The complaint alleged that the Company defaulted on an agreement for the lease of a jet aircraft. GE accelerated the obligation, took possession of the aircraft and demanded payment of its claim.  On August 12, 2004, the reduced claim of $2.055 million, plus interest, was fully paid in cash in accordance with the Plan.  GE's claims, as presented in its complaint in the Harris County Court, were non-suited by order dated June 10, 2004.

The Company was sued by a former employee, Mark Stover, in Harris County District Court, 269th Judicial District, Cause No. 2002-52120 on October 8, 2002. Mr. Stover alleged breach of his employment contract and wrongful termination. The Company answered and generally denied the complaint on November 8, 2002. The matter was automatically stayed upon the Chapter 11 filing. On October 9, 2003, Mr. Stover filed a proof of claim in the bankruptcy court in the amount of $374,500.  The Company filed an objection to the claim, which has been settled by order of the Bankruptcy Court and the settlement amount of $190,000 has been fully paid.  By order dated August 31, 2004, the District Court dismissed the case.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2004, the Company did not have any amounts accrued related to the claims set forth above, as all amounts have been paid or the Company believes it is not probable that any amounts will be paid relative to the litigation and claims set forth above.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE K-RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") released its Interpretation No. 46, (Revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46").  FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.  These provisions apply immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in special purpose entities for periods ending after December 15, 2003.  The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004.  The Company does not and is not expected to own any interest in a VIE or special purpose entity; therefore, the adoption of FIN 46 did not have any effect on its financial position or results of operations.

Index

In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results (see Note H).  Subsequently, in March 2004, the FASB issued a proposed SFAS, "Share-Based Payment, an amendment of SFAS Nos. 123 and 95."  The proposed standard would require share-based payments to employees, including stock options, to be expensed.  The final ruling is expected to be issued by June 2005.  The Company continues to monitor the developments in this area as details of the implementation of the final ruling emerge.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements contained in this report about the Company's future outlook, prospects and plans, including those that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. Terminology such as "may", "will", "should", "could", "might", "although there can be no assurance", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", or "continue", the negative of such terms or other comparable and analogous or synonymous terminology are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such factors include, without limitation:  our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of the significant amount of debt service and interest expense we have, compliance with our debt covenants and the impact on our operations, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, our ability to attract and retain key employees, any significant change in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data and related services customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements, and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The forward-looking statements contained in this report speak only as of the date hereof, and Seitel disclaims any duty to update these statements.

Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All subsequent forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-K and in our future periodic reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.

OVERVIEW

General

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

Index

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

We believe that we will be able to continue the improvement of our return on investment over the next year provided the overall demand for seismic data improves with the stronger commodity prices. We expect the demand for new seismic data is strengthening as our clients are seeking our services to create data in the U.S. and in Canada. The level of pre-funding for new data created with our clients has been strong throughout the current year.  Although resale license activity was lower in the third quarter of 2004 as compared to recent quarters, we believe this sales level is abnormal and due in part to the current focus on exploitation of proven reserves and also the inherently unpredictable nature of the resale business.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

We filed bankruptcy in mid-2003 and our Plan of Reorganization became effective on July 2, 2004.  Our clients have continued to engage our services and license our data throughout our bankruptcy period. We have both grown the library and continued to license our data at steady levels during the last two years.

Over the past two years, we have eliminated non-core business activities, improved our capital discipline and reduced operating costs.  We believe our operating cost structure is aligned with our current level of business.  Costs and expenses associated with our restructuring efforts and bankruptcy were significant.  Since emerging from bankruptcy, such fees and expenses have been substantially reduced.  The principal amount of our indebtedness has been reduced; however, our annual interest expense will be higher on the debt we now have.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data. Demand for our products and services is cyclical due to the nature of the energy industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices and the companies' own short term and strategic plans.  These capital expenditures may also be affected by worldwide economic conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.  The recent level of extremely high commodity prices has resulted in many oil and gas companies focusing their efforts on development drilling to produce existing reserves rather than expending time and capital on exploration.  We do not believe this situation represents a long-term trend given pent up demand for new prospects.

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

Index

Merger and Acquisition Activity.  In recent years, there has been an increase in the level of merger and acquisition activity within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it could generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.

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

Key Performance Measures Considered By Management

Management considers a variety of performance measures in evaluating our financial condition and operating performance at various times and from time to time. Certain of these performance measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with United States generally accepted accounting principles, or GAAP. These non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. Management uses the non-GAAP measures presented to evaluate and manage our operations. These non-GAAP measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP.

The following are the key performance measures considered by management.

Cash Resales.  Cash resales result from invoicing customers for purchases of licenses to data from our library. We expect cash resales to generally follow a consistent trend over several quarters, while considering our normal seasonality. Volatility in this trend over several consecutive quarters could indicate changing market conditions.

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Cash resales	$14,946	$19,246	$52,271	$57,560
Other revenue components:
Acquisition revenue	5,216	7,747	31,065	24,428
Non-monetary exchanges	1,532	3,261	10,470	9,218
Deferral of revenue	(7,648)	(9,805)	(31,639)	(35,685)
Selections of data	12,211	17,403	37,990	42,433
Solutions and other	1,147	1,347	3,607	3,342
Total revenue, as reported	$27,404	$39,199	$103,764	$101,296

 Index

Cash Operating Income.  We define cash operating income as cash revenue (derived primarily from seismic data acquisitions, cash licensing resales and Solutions) less cost of sales and selling, general and administrative expenses. We believe that this measure is helpful in determining the level of cash flow we have available for debt service, funding of capital expenditures and payment of taxes.  The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Cash operating income	$14,152	$21,137	$61,525	$60,249
Add (subtract) other revenue components
not included in cash operating income:
Acquisition underwriting from non-
monetary exchanges	32	-	1,870	-
Non-monetary exchanges	1,532	3,261	10,470	9,218
Deferral of revenue	(7,648)	(9,805)	(31,639)	(35,685)
Selections of data	12,211	17,403	37,990	42,433
Less:
Depreciation and amortization	(90,771)	(23,399)	(139,193)	(61,506)
Impairment of seismic data library	-	(13,354)	-	(13,354)
Operating income (loss), as reported	$(70,492)	$(4,757)	$(58,977)	$1,355

Growth of our Seismic Data Library.  We regularly add to our seismic data library through four different methods: (1) recording new data; (2) creating new value-added products from existing data within our library; (3) buying ownership of existing data for cash; and (4) obtaining ownership of existing data sets through non-monetary exchanges. For the year-to-date period to November 18, 2004, we completed the addition of approximately 2,200 square miles of seismic data to our library.  For the year ended December 31, 2003, we completed the addition of approximately 1,800 square miles of seismic data to our library.  As of November 18, 2004, we had approximately 400 square miles of seismic data in progress.

Loss from Continuing Operations.  Loss from continuing operations was $80.7 million and $10.9 million for the three months ended September 30, 2004 and 2003, respectively, and $86.6 million and $12.0 million for the nine months ended September 30, 2004 and 2003, respectively. Our results for each of the periods have been affected by a number of special items that are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. The loss from continuing operations for the three months ended September 30, 2004 includes $65.7 million in charges composed of (i) $59.1 million related to revisions to the estimated useful life of our seismic data library and (ii) $6.6 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings, various litigation and severance costs.  Loss from continuing operations for the three months ended September 30, 2003 includes $15.1 million in charges composed of (i) $13.4 million related to impairments of our seismic data library and (ii) $1.7 million of costs and expenses related to our restructuring efforts and various litigation.  The loss from continuing operations for the nine months ended September 30, 2004 includes $72.9 million in charges composed of (i) $59.1 million related to revisions to the estimated useful life of our seismic data library and (ii) $13.8 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings, various litigation and severance costs.  The loss from continuing operations for the nine months ended September 30, 2003, includes $18.5 million in charges composed of (i) $13.4 million related to impairments of our seismic data library and (ii) $5.1 million of costs and expenses related to our restructuring efforts and various litigation.  Additionally, loss from continuing operations includes foreign currency transaction gains totaling $1.8 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $1.0 million and $3.4 million for the nine months ended September 30, 2004 and 2003, respectively.

CRITICAL ACCOUNTING POLICIES

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.  Effective July 1, 2004, we revised the estimate of the useful life of our seismic data library to four years. For existing surveys less than four years in age at July 1, 2004, the revision in useful life will be recognized prospectively over the remaining useful life of each seismic survey.  There have not been any other changes in the application of our critical accounting policies since December 31, 2003.

Index

Our seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis.  Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and amortized on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

We amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate of 70%) or a straight-line basis over the useful life of the data. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data's useful life.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

We reevaluated our estimate of the useful life of our seismic data library and, effective July 1, 2004, revised the estimated useful life of all of our seismic data library to four years from five years for offshore data and from seven years for onshore data.  In making this decision, we considered a number of factors, including, among others, the useful lives used by others in the industry, additional amortization charges recorded, previous impairment charges recorded and seismic industry conditions.  We believe this revision is more in line with current general industry practice and is conservative.

The income forecast method for determining amortization of the data library is subjective.  Changes in the underlying assumptions regarding future sales and cash flows from the library or revisions to estimated useful life may cause our prospective amortization expense to decrease or increase materially and may also result in significant impairment losses being recognized. If such changes or revisions take place in the future, the effect on our reported results could be significant to any particular reporting period.

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

RESULTS OF OPERATIONS

The accompanying financial information and related discussions of financial condition and results of operations are based on the assumption that we will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  On July 21, 2003, we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  On March 18, 2004, the Bankruptcy Court confirmed our plan or reorganization (the "Plan") and on July 2, 2004, it became effective.  In August 2004, we received gross proceeds of $75 million as a result of the exercise of the Stockholder Warrants and the sale of shares of the Company's reorganized common stock to standby purchasers.  Additionally, we completed the private placement of $193 million face value 11.75% new senior rates resulting in proceeds of $188.5 million.  In accordance with the Plan, all of our outstanding allowed pre-petition claims have been fully paid, in cash, together with post-petition interest, except with respect to any disputed claims and any claims that were reinstated under the Plan, utilizing these funds plus our available cash.

Index

The following table summarizes the components of our revenue for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended

			Nine months ended

	September 30,		September 30,
	2004

		2003	2004

				2003

Acquisition revenue:
Cash underwriting	$5,184	$7,747	$29,195	$24,428
Underwriting from non-monetary exchanges	32	-	1,870	-
Licensing revenue:
New resales for cash	14,946	19,246	52,271	57,560
Non-monetary exchanges	1,532	3,261	10,470	9,218
Deferral of revenue	(7,648)	(9,805)	(31,639)	(35,685)
Selections of data	12,211	17,403	37,990	42,433
Solutions and other	1,147	1,347	3,607	3,342
Total revenue	$27,404	$39,199	$103,764	$101,296

The decrease in total revenue for the three months ended September 30, 2004 compared to the corresponding period of 2003 was primarily due to (i) a lower level of licensing data from our library, principally in the U.S., partly as a result of oil and gas companies focusing their efforts on development drilling to produce existing reserves as a result of the high commodity price environment; (ii) a reduction in selections of data from contracts whose revenue was initially deferred as the 2003 period reflected an unusually high amount of selections; and (iii) a planned decrease in acquisition revenue primarily due to the robust level of acquisition activity in the first half of 2004 resulting from the Canadian shooting season.

The increase in total revenue for the nine months ended September 30, 2004 compared to the corresponding period of 2003 was primarily due to an increase in acquisition revenue.  We planned a more active program to add new data to our library in 2004, the majority of which was concentrated in the first quarter.  The majority of the increase was for programs located in Canada.  Operational considerations render the winter months the optimal time to acquire new data in Canada.   Partially offsetting this increase was an overall decrease in revenue recognized from licensing data from our library.  This was primarily due to deferred client spending on new licenses while they focus on harvesting production from proven reserves.

At September 30, 2004, we had a deferred revenue balance of $51.8 million, of which $12.6 million resulted from non-monetary exchanges.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Index

Seismic data library amortization amounted to $89.5 million in the third quarter of 2004 compared to $21.9 million in the third quarter of 2003 and $135.2 million for the first nine months of 2004 compared to $56.9 million for the first nine months of 2003.  The third quarter and nine month 2004 periods included $59.1 million of amortization resulting from the revision in the estimated useful life of the data used in the straight-line calculation effective July 1, 2004.  Certain seismic surveys within our data library were older than the revised estimate of useful life, resulting in this charge.  Additionally, the amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  Seismic data amortization as of percentage of seismic licensing revenue is summarized as follows (in thousands):

	Three Months Ended		Percentage of
Components of Amortization	September 30,		Revenue
	2004	2003	2004	2003

Income forecast	$11,687	$16,592	45%	44%
Straight-line	18,720	5,344	71%	14%
Revision of useful life	59,060	-	225%	-
Total	$89,467	$21,936	341%	58%

	Nine Months Ended		Percentage of
Components of Amortization	September 30,		Revenue
	2004	2003	2004	2003

Income forecast	$47,257	$43,654	47%	44%
Straight-line	28,930	13,305	29%	14%
Revision of useful life	59,060	-	59%	-
Total	$135,247	$56,959	135%	58%

The increase in the rate of straight-line amortization in the 2004 periods is primarily due to the reduction in the useful life effective July 1, 2004.

During the three months ended September 30, 2003, we recorded a $13.4 million impairment charge with respect to certain of our seismic data library components.  Based on industry conditions and the recent level of cash sales for certain of our library components, we revised our estimate of future cash flows for those components.  As a result, we determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such certain components, and accordingly, recorded an impairment based on the fair value of such library components by discounting their estimated future cash flows.  Declining industry conditions and further decreases in cash resales could result in additional impairment charges in future periods.

Selling, general and administrative ("SG&A") expenses were $7.1 million in the third quarter of 2004 compared to $7.0 million in the third quarter of 2003 and were $23.3 million in the first nine months of 2004 compared to $24.6 million in the first nine months of 2003.  SG&A expenses include a number of special items that are not necessarily indicative of our core operations or our future prospects and impact comparability between years.  These special items totaled $229,000 and $102,000 for the third quarters of 2004 and 2003, respectively, and totaled $1.5 million and $3.5 million for the first nine months of 2004 and 2003, respectively, and consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Legal fees and other costs associated with
litigation with several parties	$59	$19	$139	$1,203
Legal fees and other costs associated with
restructuring efforts incurred prior to
Chapter 11 filing	-	10	-	4,206
Litigation accruals (reversals)	(76)	73	445	73
Acceleration of costs associated with the lease
of a jet aircraft	-	-	-	802
Reduction of litigation accrual due to settlement
for less than amount previously estimated	-	-	-	(2,798)
Severance costs related to former executive
officers	246	-	877	-

Index

Excluding these special items, SG&A expenses as a percentage of total revenue was higher in the third quarter of 2004 compared to 2003, primarily due to the lower level of revenue, and was a consistent percentage for the first nine months of 2004 compared to the same period in 2003.

Interest expense, net, was $8.1 million and $5.0 million for the three months ended September 30, 2004 and 2003, respectively, and $18.4 million and $15.1 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase between periods was primarily due to both the old and new senior notes being outstanding for the first half of the third quarter of 2004 as the payoff on the old senior notes did not occur until August 12, 2004, as well as the higher interest rate on the new senior notes which were issued on July 2, 2004.

During 2004 and 2003, we reported foreign currency transaction gains on U.S. denominated transactions of our Canadian subsidiaries.  Such transactions resulted in gains of $1.8 million and $329,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.0 million and $3.4 million for the nine months ended September 30, 2004 and 2003, respectively.

During the second quarter of 2003, the Company negotiated settlement of certain liabilities for less than the amount recorded in the financial statements resulting in a gain of $681,000 reflected in the nine months of 2003.

We incurred expenses associated with reorganization totaling $6.4 million and $1.7 million during the three months ended September 30, 2004 and 2003, respectively, and $12.4 million and $1.7 million during the nine months ended September 30, 2004 and 2003, respectively.  Reorganization items are expense or income items that were incurred or realized because of the reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they were not paying their pre-petition liabilities. Reorganization items for the three months ended September 30, 2004 also included certain fees related to the successful completion of our Plan.  For the three and nine months ended September 30, 2004 and 2003, reorganization items were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003

Professional fees	$3,918	$1,594	$9,227	$1,594
Interest Income	(21)	(12)	(98)	(12)
Accelerated amortization of deferred debt issue costs	-	-	1,007	-
Reduction of pre-petition liabilities	(2)	-	(517)	-
Other	2,488	93	2,796	93
Total	$6,383	$1,675	$12,415	$1,675

Tax expense (benefit) was $(2.6) million and $(192,000) for the three months ended September 30, 2004 and 2003, respectively, and was $(2.3) million and $621,000 for the nine months ended September 30, 2004 and 2003, respectively.  The benefit for the three and nine months ended September 30, 2004 resulted from benefits in both the U.S. and Canada.

During the third quarter of 2004, we completed and filed our U.S. Federal income tax return for the year ended December 31, 2003.  As a result, the amount of the tax refund claimed on our return was $11.3 million, representing a $1.4 million increase over the estimated amount of refund previously recorded.  Accordingly, an income tax benefit of $1.4 million was recorded in the U.S. to account for the additional refund.  The U.S. benefit resulting from our book losses for the third quarter and first nine months of 2004 was offset by a valuation allowance due to the uncertainty about our ability to continue to recover assets and satisfy liabilities in the normal course of business.

In Canada, an income tax benefit was recorded of $1.2 million for the third quarter of 2004 and $.9 million for the nine months ended September 30, 2004.  These benefits resulted from losses on certain Canadian subsidiaries.

 Index

Discontinued Operations

In June 2002, our Board of Directors unanimously adopted a plan to dispose of our oil and gas operations by sale.  Accordingly, our condensed consolidated financial statements report the oil and gas operations as discontinued operations.   In 2002, we sold substantially all of our oil and gas assets.  In January 2004, we sold a portion of our remaining oil and gas assets for approximately $1.3 million of which $1 million was paid in cash and the balance is due in four equal quarterly installments beginning April 30, 2004 pursuant to a promissory note.  Our remaining oil and gas assets are not material and we continue to seek buyers.

Revenue from the discontinued operations was $54,000 and $65,000 for the three months ended September 30, 2004 and 2003, respectively, and $164,000 and $255,000 for the nine months ended September 30, 2004 and 2003, respectively. Pre-tax income (loss) from the discontinued operations was $89,000 and $19,000 for the three months ended September 30, 2004 and 2003, respectively, and $133,000 and $(179,000) for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

As of November 18, 2004, we had approximately $33.9 million in consolidated cash, cash equivalents and short-term investments.  This cash balance reflects receipt of funds in connection with our Plan, payment of all allowed pre-petition liabilities and related expenses and receipt of our U.S. Federal income tax refund of $11.3 million.

In addition, we have in place a revolving credit facility for up to $30 million, subject to borrowing base limitations.  The borrowing base is determined from time to time based on the lesser of:

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

The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  At November 18, 2004, there was no outstanding balance under the facility and there was $30 million of availability.  For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into a revolving credit facility. The facility allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $66,604,000 (Canadian) at September 30, 2004) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian, subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of November 18, 2004, no amounts were outstanding on this revolving line of credit and $2.6 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

Index

Operating Activities.  Cash flows provided by operating activities from continuing operations were $21.7 million and $61.8 million for the nine months ended September, 2004 and 2003, respectively.  Operating cash flows decreased between periods primarily as a result of (1) an increase in interest expense paid in the 2004 period of $15.6 million due to the payment of interest on the old senior notes and other pre-petition liabilities, (2) payment of pre-petition liabilities (excluding principal on debt and interest) of $5.9 million, and (3) an increase in the amount and payment of costs associated with our reorganization of $12.6 million.  Additionally, the 2003 period included receipt of a tax refund totaling $17.4 million whereas the 2004 period did not include any such receipt.  Absent any adverse factors outside our control such as a significant decrease in oil and gas prices or a decline in availability of capital for our customers, we believe that our liquidity and access to cash will be sufficient to fund our current operations over the next 12 months.

Investing Activities.  Cash flows used by investing activities from continuing operations were $39.7 million and $29.9 million for the nine months ended September 30, 2004 and 2003, respectively.  Cash expenditures for seismic data were $38.8 million and $33.3 million for the nine months ended September 30, 2004 and 2003, respectively.

We also have operating lease and facility rental obligations.  Payments due for the remainder of the year ending December 31, 2004 are approximately $0.2 million.

Financing Activities.  Cash flows used in financing activities were $8.9 million and $4.8 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we completed our Plan of Reorganization resulting in the issuance of common stock for $75 million, the issuance of new senior notes with net proceeds of $182.9 million, the payment in full of old senior notes of $255 million, the payment in full of a term loan for $5.4 million and the payment of professional fees and costs related to such equity and debt transactions of $5.5 million.

As of September 30, 2004, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
			2005-	2008-	2010 and
Contractual cash obligations	Total	2004	2007	2009	thereafter

Debt obligations (1) (2)	$353,257	$19	$69,138	$45,499	$238,601
Capital lease obligations (2)	8,686	564	3,441	587	4,094
Operating lease obligations	4,342	234	2,174	1,007	927

Total contractual cash obligations	$366,285	$817	$74,753	$47,093	$243,622

(1)	Debt obligations include the face amount of the new senior notes totaling $193 million.
(2)	Amounts include interest related to debt and capital lease obligations.

On July 2, 2004, we consummated an institutional private placement of new senior unsecured notes totaling $193 million aggregate principal amount due on July 15, 2011.  The new senior notes were offered at a discount of 2.325% from their principal amount at maturity resulting in cash proceeds, before offering expenses, of approximately $188.5 million, which net proceeds were used to partially fund payments of allowed creditors' claims required under the Plan.  The new senior notes accrue interest from July 2, 2004 at the rate of 11.75% per year.  Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. The new senior notes are unsecured and are guaranteed by all of our domestic subsidiaries on a senior basis.  The new senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness and make capital expenditures in excess of specified amounts.

Our principal sources of funds for the next 12 months are expected to be operating revenues, cash and cash equivalents on hand, and funds available for borrowing under the revolving credit facility.  Our principal uses of funds are expected to be the payment of operating expenses, debt-service requirements as a result of the implementation of the Plan, and capital expenditures as described below in "Capital Expenditures".  We expect that operating revenues, cash and cash equivalents on hand, and the funds available for borrowing under the revolving credit facility will be sufficient to enable us to satisfy our operating expenses, debt service requirements, and the cash requirements in connection with our investments in seismic data for the next 12-month period.

Index

Deferred Taxes.  We have not paid U.S. Federal income taxes in the last two years. As of September 30, 2004, in Canada we had a net deferred tax liability of approximately $798,000.  Additionally, in Canada, we had a deferred tax asset of $5.1 million, all of which was fully offset by a valuation allowance.  In the U.S., we had a deferred tax asset of $91.7 million, all of which was fully offset by a valuation allowance. In October 2004, we received a refund of U.S. Federal income tax of approximately $11.3 million related to the carryback of our taxable loss for the year ended December 31, 2003.

Section 382 of the Internal Revenue Code places a limit on certain tax attributes which were in existence prior to a greater than 50% change in ownership.  The rules use a rolling three year period for determination of such change.  Currently, we do not anticipate that any remaining tax credit carryforwards or certain other of our tax attributes applicable to periods prior to the effective date of the Plan (collectively, "pre-change losses") will be subject to limitation under Section 382 of the Internal Revenue Code as a result of the Plan.  However, we will continue to analyze and monitor ownership changes to identify potential limitations pursuant to Section 382.

Off-Balance Sheet Transactions.  Other than operating leases and the guarantee of a bank loan of a former officer, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures.  During the first nine months of 2004, capital expenditures for seismic data and other property and equipment amounted to $53.0 million.  Our capital expenditures for the remainder of 2004 are presently planned to be $17.8 million.  The year-to-date and estimated capital expenditures are comprised of the following (in thousands):

	Nine Months
	Ended	Estimate for	Estimate
	September 30,	Remainder of	For Year
	2004	2004	2004

New data acquisition	$40,815	$9,946	$50,761
Cash purchases of seismic data and other	2,492	2,511	5,003
Non-monetary exchanges	8,836	4,915	13,751
Other property and equipment	889	433	1,322

Total Capital Expenditures	53,032	17,805	70,837

Less:
Non-monetary exchanges	(8,836)	(4,915)	(13,751)
Other non-cash additions, primarily offsets with
customers	(81)	-	(81)
Changes in working capital	(4,390)	-	(4,390)

Cash investment per statement of cash flows	$39,725	$12,890	$52,615

The capital expenditures discussed above are within the capital expenditure limitations imposed by our new senior notes.

Capital expenditures funded from operating cash flow is as follows (in thousands):

	Nine Months
	Ended	Estimate for	Estimate
	September 30,	Remainder of	For Year
	2004	2004	2004

Total Capital Expenditures	$53,032	$17,805	$70,837

Less:
Non-cash additions	(8,917)	(4,915)	(13,832)
Cash underwriting	(29,195)	(7,245)	(36,440)

Capital expenditures funded from operating cash flow	$14,920	$5,645	$20,565

Index

As of November 18, 2004, we had capital expenditure commitments for the remainder of 2004 and into 2005 related to data acquisition projects of approximately $13.8 million of which approximately $10.3 million of cash underwriting has been obtained.

Recent Accounting Pronouncements

In January 2003, the FASB released its Interpretation No. 46, (Revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46").  FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.  These provisions apply immediately to variable interests in VIEs created after January 31, 2003, and to variable interest in special purpose entities for periods ending after December 15, 2003.  The provisions apply for all other types of variable interests in VIEs for periods ending after March 15, 2004.  We do not and do not expect to own any interest in a VIE or special purpose entities; therefore, the adoption of FIN 46 did not have any effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.  "This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, along with the requirement of disclosure in both annual and interim financial statements about the method used and effect on reported results.  Subsequently, in March 2004, the FASB issued a proposed SFAS - "Share-Based Payment, an amendment of SFAS Nos. 123 and 95."  The proposed standard would require share-based payments to employees, including stock options, to be expensed.  The final ruling is expected to be issued by June 2005.  We continue to monitor the developments in this area as details of the implementation of the final ruling emerge.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates.  As of September 30, 2004, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar, therefore, we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar.  As of September 30, 2004, we did not have any open forward exchange contracts.

We have not had any significant changes in the market risk exposures since December 31, 2003.

Index

Item 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of the Company's Interim President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Interim President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2004 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Company's Interim President and Chief Executive Officer and the Company's Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

In May 2004, Ernst & Young LLP ("Ernst & Young"), the Company's former independent auditors, advised the Audit Committee and management of an item that Ernst & Young considered to be a reportable condition and material weakness in the Company's internal controls under standards established by the American Institute of Certified Public Accountants. Ernst & Young reported that during the first quarter of 2004, AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", required an adjustment of $1 million of deferred issue costs in respect of the Company's $255 million outstanding principal amount of senior unsecured notes. Specifically, the Company concluded and Ernst & Young concurred that such deferred issue costs should have been accelerated and expensed at the time the senior notes became a claim "allowed" by the bankruptcy court on March 30, 2004. Additionally, certain pre-petition claims totaling $426,000 which the Company disputed and that were not probable of resulting in allowed claims should have been correspondingly reduced at March 31, 2004. On June 2, 2004, the Company amended its Form 10-Q for the quarter ended March 31, 2004 to reflect these adjustments. The requirement to adjust the financial statements for the quarter ended March 31, 2004 was viewed by Ernst & Young as requiring the issuance of a Report on Reportable Conditions and therefore classified with respect solely to that issue, as a material weakness in the Company's internal controls. During the second quarter of 2004, these matters were discussed and reviewed among management, the Company's independent auditors and its Audit Committee.  The Company assigned the highest priority to addressing these matters and believes that it has implemented appropriate procedures to ensure that any such weakness that existed in the past does not recur in the future.  To strengthen the Company's internal monitoring and oversight function, and to further enhance its internal accounting and reporting functions, the Company hired a new chief financial officer in May 2004 with extensive corporate finance and accounting experience and plans to continue to add additional staff in its internal accounting department. The Company's professional accounting staff participates in continuing professional education as required by their applicable licensing authority. The Company's Audit Committee and its principal financial and accounting officers have completed an extensive review of SOP 90-7, as well as relevant accounting literature and technical journals on the subject, with the Company's independent auditors to ensure full awareness and understanding of the provisions and applications of SOP 90-7, and such officers have reviewed their reporting and certification obligations under the Exchange Act and the Sarbanes Oxley Act of 2002 and have consulted in that report with the Company's counsel. Beginning with the filing of the amended Form 10-Q for the quarter ended March 31, 2004, as a matter of practice in connection with and prior to the filing of all periodic reports, the Company's principal financial officer and principal executive officer specifically review with the Audit Committee and with the Company's outside auditors the application of all accounting policies applicable to the Company.  The Company's corporate finance and accounting personnel also have determined that if any necessary revisions or changes to reported financial information arises in the future because of the application of future accounting principles, such matters promptly will be brought to the attention of the Company's independent auditors and counsel to facilitate all required disclosure in a timely manner. Therefore, in light of the foregoing, the Company believes it has implemented appropriate procedures to address any such weakness in internal controls over financial reporting or otherwise that existed prior to July 1, 2004.  There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

This disclosure set forth in "Note J - Commitments and Contingencies - Litigation" of the Notes to Condensed Consolidated Interim Financial Statements is incorporated into this Part II, Item 1. by reference.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2004, in accordance with the Plan, all 25,375,683 outstanding shares of the Company's common stock were cancelled and converted into 25,375,683 shares of "reorganized" common stock.  This transaction was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 1145(a) of the United States Bankruptcy Code.

On July 21, 2004, the Company issued 38,460 shares of restricted common stock to new directors joining the Board as inducement for such service.  Such restricted stock vests on the earlier of July 21, 2007, or the death, disability or termination of the director upon a change-in-control.  The common stock was issued in a transaction exempt from registration under the Act pursuant to Section 4.2 of the Act.

On August 12, 2004, the Company issued warrants to purchase 15,037,568 shares of the Company's common stock to Mellon HBV as compensation for Mellon HBV's obligation to act as Standby Purchasers in accordance with the Plan.  The Standby Purchaser Warrants are exercisable until August 12, 2011 at an initial exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events.  The securities were sold in a transaction exempt from registration under the Act pursuant to Section 4.2 of and Regulation D under the Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

At the time of the commencement of the Company's Chapter 11 Cases, the Company was in default of its obligations under its old senior notes.  This default continued during the pendency of the Company's Chapter 11 proceedings.  On August 12, 2004, the Company satisfied and paid its old senior notes in full together with accrued interest thereon and post-petition interest.  As a result of such payment, these old senior notes no longer exist as obligations of the Company and therefore no default continues to exist thereunder.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Stockholders may make proposals to be considered at the Company's 2005 annual stockholders meeting.  To be included in the proxy statement and form of proxy for the 2005 annual stockholders meeting, a stockholder must deliver this proposal not later than December 6, 2004.  If a stockholder wishes to present a proposal from the floor at the 2005 annual stockholder meeting, a stockholder must give the Company written notice no later than February 21, 2005.  These deliveries and notices must be made at the principal executive offices of the Company at 10811 S. Westview Circle, Building C, Suite 100, Houston, Texas 77043.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

Index

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2004.

The Company filed a current report on Form 8-K on July 2, 2004, containing information pursuant to Items 5 and 7,  announcing the Effectiveness of Plan of Reorganization, Closing of Institutional Private Placement, Commencement of 30-day Warrant Offering and Appointment of New Board Members.

The Company filed a current report on Form 8-K on July 30, 2004, containing information pursuant to Items 5 and 7, regarding the resignation of the Company's Certifying Accountants.

The Company filed a Form 8-K on July 30, 2004, containing information pursuant to Items 4 and 7, regarding clarification of the change in the Company's Certifying Accountants.

The Company filed a current report on Form 8-K on August 3, 2004, containing information pursuant to Items 5 and 7, regarding expiration of the Company's Stockholder Warrants on August 2, 2004.

The Company filed a current report on Form 8-K on August 9, 2004, containing information pursuant to Items 5 and 7, announcing the final results of the Stockholder Warrant Offering.

The Company filed a current report on Form 8-K on August 12, 2004, containing information pursuant to Items 5 and 7, announcing the funding of Standby Purchase Commitment and Release of Escrowed Net Proceeds.

The Company filed a current report on Form 8-K, dated August 20, 2004, containing information pursuant to Items 12 and 7, regarding the Company's earnings release for the second quarter 2004 and the transcript of the Company's conference call discussing the second quarter 2004 financial and operational results.

The Company filed a current report on Form 8-K, dated August 31, 2004, containing information pursuant to Items 1.01 and 9.01, regarding the Severance Agreement and Release of the Company's General Counsel and Corporate Secretary.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: November	22,	2004	/s/	Fred S. Zeidman
				Fred S. Zeidman
				Chief Executive Officer

Dated: November	22,	2004	/s/	Robert D. Monson
				Robert D. Monson
				Chief Financial Officer

Index

	EXHIBIT INDEX

Exhibit	Title	Page
		Number

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	40
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	42

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	44

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	46