Form 10-K
period 2004-12-31
SEITEL INC
filed 2005-03-29
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488
SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10811 S. Westview Circle
Building C, Suite 100	77043
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 was approximately $31,477,000.  On March 23, 2005, there were a total of 152,135,175 shares of Common Stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[X]	No	[ ]

Documents Incorporated by Reference:
Document	Part
Definitive Proxy Statement for 2005 Annual Stockholders Meeting	III

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934.  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such risks and uncertainties include, without limitation our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission ("SEC"), the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets and equity markets during the periods covered by the forward-looking statements and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  Also note that we provide a cautionary discussion of risks and uncertainties under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Additional Risk Factors" and elsewhere in this Form 10-K.

The forward-looking statements contained in this report speak only as of the date hereof.  Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this annual report filed on Form 10-K and in our future periodic reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report may not occur.

Item 1.    Business

General

Seitel, Inc. and its wholly owned subsidiaries are collectively referred to in this report as "Seitel," "the Company," "we" and "us" except as otherwise noted.  Seitel is a leading provider of seismic data and related geophysical services to the oil and gas industry in North America.  Our products and services are used by oil and gas companies to assist in the exploration for and development and management of oil and gas reserves.  We have ownership in an extensive library of proprietary onshore and offshore seismic data that we have accumulated since 1982 and that we offer for license to a wide range of oil and gas companies.  Our customers utilize this data, in part, to assist in the identification of new geographical areas where subsurface conditions are favorable for oil and gas exploration, to determine the size, depth and geophysical structure of previously identified oil and gas fields and to optimize the development and production of oil and gas reserves.

We believe that our library of onshore seismic data is one of the largest available for licensing in the United States and Canada.  We also have ownership in a library of offshore data covering parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico.  We regularly add to the size of our seismic data library by conducting new seismic data creation programs funded (or "underwritten") substantially by our customers in exchange for a license granting exclusive access to newly acquired data for a limited period of time.  We also acquire seismic surveys or entire seismic libraries from oil and gas companies which have discontinued their exploration and production focus in a particular geographical area and no longer require ownership of the data or library or which have determined to sell their data or library for financial purposes.  These acquisitions are sometimes funded with cash, but typically are structured as non-monetary exchanges of seismic data, whereby we acquire ownership of existing data from customers in exchange for an assignment of a non-exclusive license to use data from our library.  We also create new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of our library.

Our seismic data library includes both onshore and offshore three-dimensional ("3-D") and two-dimensional ("2-D") data and offshore multi-component data.  We have ownership in over 34,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and gas producing regions.  The majority of our seismic data library covers onshore regions within North America, with a geographic concentration on the onshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, western Canada, Mississippi, eastern Texas, the Rocky Mountain region and northern Louisiana.  Most of our remaining seismic data library covers the offshore Gulf of Mexico and eastern Canada.  We conduct our seismic data creation and licensing business through two wholly owned subsidiaries, Seitel Data, Ltd. in the United States and Olympic Seismic Ltd. in Canada.

To support our seismic data licensing business, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit ("Solutions"), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

Because our historical success was built around our seismic expertise and the quality of our library, we have refocused our operations on our core competency of seismic data licensing. In 2002, we sold substantially all of our assets which engaged in the exploration for and development, production and sale of natural gas and oil, and we are marketing what little amount remains of such assets for sale.

In fiscal 2004, 2003 and 2002, 96%, 96% and 98%, respectively, of our revenues were attributable to acquisition and licensing of seismic data.  Other revenues during these years were primarily derived from our Seitel Solutions business unit.  See Note P to Notes to Consolidated Financial Statements for geographic information.

Seitel is incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.

Our Plan of Reorganization

Events Preceding Chapter 11 Cases

In 2002, we determined that it was appropriate to change our revenue recognition policies for transactions for seismic data licensing and for certain data creation contracts. As a result, we restated our results of operations for the nine months ended September 30, 2001 and for our fiscal year ended December 31, 2000. The restatement, coupled with poor financial results in the first quarter of 2002, resulted in our covenant default in respect of $255 million principal amount of our then outstanding notes.

After such default, we and substantially all of our U.S. subsidiaries (the guarantors) negotiated a series of standstill agreements with the initial holders of the notes while the parties attempted to negotiate a restructuring. In late May 2003, several of the initial holders sold their notes at a substantial discount to Ranch Capital L.L.C. ("Ranch") and Berkshire Hathaway Inc. ("Berkshire"). Following these transactions, the negotiations deteriorated and we determined not to seek a further extension of the standstill agreement previously entered into with the initial holders.

On June 6, 2003, certain of the remaining initial holders of the notes filed involuntary chapter 11 petitions against us and our subsidiaries that guaranteed the notes (collectively, the "Debtors"). After the involuntary cases were commenced, each of the petitioning creditors sold its notes to Ranch and Berkshire. As a result, Ranch and Berkshire owned all $255 million outstanding principal amount of the notes, as well as most of the unsecured claims in the involuntary chapter 11 cases.

As successor to the petitioning creditors, Ranch, Berkshire and the Debtors agreed that pursuit of a reorganization through the chapter 11 cases was preferable to continuing the involuntary cases. The Debtors, Ranch and Berkshire filed a joint motion to dismiss the involuntary cases, which was granted by the bankruptcy court on July 25, 2003.

Commencement of Chapter 11 Cases

On July 21, 2003 (the "petition date"), the Debtors filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Chapter 11 Case No. 03-12227 (PJW) (Jointly Administered)), and on July 22, 2003 filed their initial joint plan of reorganization. Following the petition date, the Debtors continued to operate their businesses and manage their properties as Debtors-in-possession under Sections 1107(a) and 1108 of the Bankruptcy Code, and we continued to timely file all periodic reports and other information prescribed by the Bankruptcy Code and the Exchange Act. A trustee was not appointed in the chapter 11 cases.

On the petition date, the Debtors sought, and thereafter obtained, authority to take a broad range of actions, including to honor and perform under their pre-petition customer data agreements and to promote a "business as usual" atmosphere with customers and employees. This relief was essential to minimize disruptions to the Debtors' businesses and to assure our customers that the data license agreements for selection of seismic data would be honored pending confirmation of a plan.

On August 11, 2003, the United States trustee appointed the Official Equity Committee to represent and protect the economic and other interests of our common stockholders in connection with the negotiation and formulation of a chapter 11 plan of reorganization.

On October 6, 2003, the Debtors filed their first amended joint plan of reorganization, which superseded their initial joint plan of reorganization. In October 2003, our stockholders voted to reject the first amended joint plan of reorganization.

The Plan of Reorganization

On January 17, 2004, following months of negotiations among all relevant parties-in-interest and plan financing sources, the Debtors filed with the bankruptcy court the Third Amended Joint Plan of Reorganization, which subsequently was amended on February 6, 2004, (the "Plan"). The Official Equity Committee agreed to the Plan and furnished its written recommendation to all of our common stock holders to vote to accept the Plan. Similarly, Berkshire and Ranch, the holders of $255 million aggregate outstanding principal amount of the notes (and Seitel's largest creditors), agreed to vote for, support, and not take action inconsistent with, the Plan. In addition to Berkshire and Ranch, the Plan was accepted by the holders of more than 99.6% of the shares of Seitel's common stock which voted on the Plan. On March 18, 2004, the bankruptcy court entered an order confirming the Plan and it became effective on July 2, 2004.

The Plan provided for a sequence of interdependent corporate and securities transactions, and that as of July 2, 2004:

  All 25,375,683 outstanding shares of our common stock were cancelled and, without any action on the part of the holders of such shares, such shares automatically were converted into the right to receive and be exchanged for:

  25,375,683 shares of our reorganized common stock, representing all of our outstanding shares of reorganized common stock on the effective date of the Plan; and

  warrants to purchase 125,000,000 shares of our reorganized common stock, at an exercise price of 60 cents per share exercisable through August 2, 2004 (the "Stockholder Warrants").

  To the extent the Stockholder Warrants were not exercised in full, Mellon HBV Alternative Strategies, LLC ("Mellon HBV") agreed (for itself and on behalf of certain of its affiliated funds and managed accounts, collectively the "Standby Purchasers") to purchase all shares of reorganized common stock not purchased upon the exercise of the Stockholder Warrants.

  As compensation for Mellon HBV's obligation to act as Standby Purchasers, the Company agreed to issue to them warrants to purchase 15,037,568 shares of the Company's reorganized common stock (the "Standby Purchaser Warrants").

  Net proceeds of approximately $182.9 million from the July 2, 2004 sale of 11.75% senior notes due 2011 were placed in escrow, together with additional cash sufficient in the aggregate to effect the special mandatory redemption of these senior notes, if any, pending the release from escrow of such funds on August 12, 2004.

  A revolving loan commitment of $30 million, subject to borrowing base limitations, under our new revolving credit facility with Wells Fargo Foothill ("WFF") was made available to us for borrowing.

  We were required to have cash and cash equivalents of not less than $35 million available to pay allowed creditors' claims required under the Plan, to the extent necessary.

Exercise of the Stockholder Warrants resulted in our receipt of $71.5 million in cash, before deducting certain expenses of the Stockholder Warrant public offering payable by us of $3.6 million. To ensure that we received gross cash proceeds of $75 million to the extent the Stockholder Warrants were not exercised in full, the Standby Purchasers purchased on August 12, 2004, at 60 cents per share, all shares of reorganized common stock not purchased upon the exercise of the Stockholder Warrants. We received $3.5 million as a result. As compensation for their obligation to act as Standby Purchasers, we issued to them on August 12, 2004 the Standby Purchaser Warrants. The Standby Purchaser Warrants are exercisable until August 12, 2011, at an initial exercise price of 72 cents per share, subject to adjustment upon the occurrence of certain events.

Pursuant to the Plan, in July and August 2004 all of our outstanding allowed pre-petition claims were fully paid, in cash, together with post-petition interest thereon totaling $291.0 million. Claims reinstated under the Plan in the amount of $1.2 million were not paid under the Plan. Payments of allowed pre-petition claims under the Plan were funded utilizing the following:

  net cash payments received by us upon exercise of the Stockholder Warrants and the net proceeds from the sale of shares of our common stock to the Standby Purchasers;

  the release from escrow of the net proceeds of $182.9 million from the sale of our 11.75% senior notes; and

  available cash and cash equivalents on hand.

Description of Operations

Industry Conditions

The overall demand for seismic data and related geophysical services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities which, in turn, is driven largely by present and expected future prices for crude oil and natural gas. This is impacted by global events and economic, tax, and environmental considerations. Weak global economic conditions combined with an oversupply of oil and gas led to a weak commodity price environment in the latter half of 2001, which led to a decrease in capital spending by our customers on seismic data and geophysical services in late 2001 and the first half of 2002. Since then, however, the relative strengthening of economic conditions, the global political environment and colder weather in the United States have resulted in dramatic price increases. As of March 18, 2005, oil and gas prices were $56.72 per barrel and $7.11 per mcf, respectively, or 78% and 49% above their five-year average.

In addition to commodity prices, the U.S. and Canadian onshore rig counts have also increased significantly since 2002, reaching an average onshore rig count of 1,456 rigs for the year ended December 31, 2004, well above the five-year average onshore rig count of 1,236 rigs.

The attractive commodity price environment over the last few years has been a catalyst for the increase in exploration and production spending in both the U.S. and Canada. Since the end of 1999, U.S. exploration and production annual spending increased from $22.0 billion to $50.5 billion, and Canadian exploration and production annual spending increased from $9.2 billion to $14.2 billion, representing average annual increases of 23% and 11%, respectively. The recent level of high commodity prices has resulted in many oil and gas companies focusing their efforts on development drilling to produce existing reserves rather than expending time and capital on exploration. As a result, we believe some exploration spending in the industry has been postponed. We do not believe this recent situation represents a long-term trend. Industry analysts estimate oil and gas reserves are being depleted at a rate of 5% to 10% per year for the major oil and gas operators. As a result, we believe there is an increasing need in the oil and gas industry to continue exploration activity and replace such reserves.

Another factor which we believe is an indication of the improved condition of the oil and gas industry is the equity performance of publicly traded exploration and production companies. Over the past five years, the S&P small-cap and mid-cap exploration and production indices have increased an average of 23% and 22% per year, respectively. To maintain their success, we believe these companies will have to continue to find new and exploit existing oil and gas reserves, which should require significant amounts of capital spending. Many of these companies are our clients and are representative of the types of clients we target for our products and services.

Attractive commodity pricing, strong rig counts, the need to replace oil and gas reserves, and the favorable performance of oil and gas companies is expected to continue.  We believe the use of 3D seismic data and advanced processing techniques, coupled with advances in drilling and completion techniques, are enhancing the ability of oil and gas companies to explore for, develop and manage oil and gas reserves.  Barring changes in world events and economic conditions, we anticipate improved seismic industry market conditions.

Seismic Data

Oil and gas companies consider seismic data an essential tool in finding hydrocarbons.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent.  3D seismic data provides a graphic depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension.  The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits.  According to the Independent Petroleum Association of America, these improved technologies have been key factors in improving drilling success ratios and lowering finding and field extension costs.  However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data.  As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys.  3D surveys can then be used for more site-specific analysis to maximize actual drilling potential and success.

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

Although we amortize our seismic data over a four-year period, we believe our seismic data will continue to generate licensing revenue past the amortization period.  Assuming the data is sampled and gathered adequately in the field recording phase, it is amenable to re-evaluation and re-presentation, multiple times, using new or alternate processing techniques or updated knowledge of the Earth model.

Seismic Data Library

Our seismic data library includes onshore and offshore 3D and 2D data and offshore multi-component data.  We have ownership in over 34,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and gas producing regions.  The majority of our seismic data library covers onshore regions within North America, with a geographic concentration on the onshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, western Canada, Mississippi, eastern Texas, the Rocky Mountain region and northern Louisiana.  Most of our remaining seismic data library covers the offshore Gulf of Mexico and eastern Canada.  Our seismic data concentration is primarily in the 3D market.  The following table described our 3D seismic data library as of March 14, 2005.

	Square	Percentage
3D Data Library at March 14, 2005	Miles	of Subtotal

Gulf Coast Texas	6,009	42.0%
Southern Louisiana/Mississippi	5,706	39.8%
Rockies	948	6.6%
Northern Louisiana	399	2.8%
Other	1,263	8.8%
Total U.S. Onshore	14,325	100.0%

Canada	9,611	100.0%

Conventional	9,096	90.1%
Multi-Component	996	9.9%
Total U.S. Offshore	10,092	100.0%

Worldwide Total	34,028	100.0%

U.S. Onshore.  The U.S. onshore 3D sector of our seismic data library is comprised principally of our Gulf Coast Texas and southern Louisiana/Mississippi components.  We began accumulating this data in 1993 and 1994.  Until recent years, the southern Louisiana/Mississippi component of our U.S. onshore seismic data library grew significantly faster than our Gulf Coast Texas component.  More recently, our Gulf Coast Texas component has experienced significant growth and now is larger than our southern Louisiana/Mississippi component.  These areas form the core of our U.S. onshore database and currently represent the areas of most demand from our U.S. clients.

The Rocky Mountain region and northern Louisiana sectors, although currently small contributors, are believed to be areas of strong potential growth in the future.  We own relatively small amounts of seismic data in other areas, such as Alabama, Michigan and North Dakota, and we do not intend to focus on these areas in the near future because we have determined that such areas do not have sufficient revenue producing potential.

Canada.  The Canadian market is less mature than the U.S. Gulf Coast and includes areas still considered frontier, or underexplored.  Accordingly, there is still a significant demand for 2D data, with 3D data representing an increasing part of the market in recent years.  In 2004, demand for our 3D seismic data exceeded the demand for our 2D seismic data, and we anticipate that demand for our 3D seismic data will continue to exceed that for our 2D seismic data in 2005 and the future.  The accumulation of 3D data in our seismic library began in 1998 and has grown at an average rate in excess of 1,000 square miles per year.

Offshore U.S. Gulf of Mexico.  We have accumulated 9,096 square miles of conventional U.S. Gulf of Mexico offshore 3D data since 1993, with the volume growing steadily through 2000.  In 2001 and 2002, we also acquired 996 square miles of multi-component data under an alliance agreement with WesternGeco (formerly known as Schlumberger-Geco).  The offshore Gulf of Mexico was a high growth area for us in the 1990's; however, this market has become dominated by competitors who deploy their own marine vessels and field equipment to service their own data libraries. To compete in this market requires significant capital expenditures, which we do not believe is cost-effective for us and does not fit our business model. As a result, we discontinued making cash investments for new data in the offshore Gulf of Mexico, and do not believe the market will provide favorable growth opportunities for us in the future.

Data Library Growth

We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) acquiring ownership of existing data from customers in exchange for an assignment of a non-exclusive license to data from our library, a "non-monetary exchange", or (4) creating new value-added products from data existing within our library.

Underwritten Data Acquisitions.  We create new seismic data designed in conjunction with our customers and specifically suited to the geology of the area using the most appropriate technology available.  Typically one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data.  Under such licenses, the customers usually have exclusive access to use the newly acquired data for a limited term, which is usually six months, after which the data is added to our library for licensing to the industry on a non-exclusive basis.  Data acquisition activity during 2004 occurred in the Texas Gulf Coast, southern Louisiana, northern Louisiana, Wyoming and western Canada.  All field work on these projects is outsourced to subcontractors, as is the data processing for those projects in Canada and the Rocky Mountain region.  A significant percentage of the data processing for Gulf Coast projects is processed by our wholly owned subsidiary Matrix Geophysical, Inc.  We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

Cash Purchases.  Typically when we purchase data for cash, such purchases will include entire libraries of data or significant subsets of libraries, rather than individual surveys, as is common in the other library creation methods.  In these transactions, we usually purchase data from companies that lack sufficient economic and other resources to continue focusing in certain geographical areas or those that have made a strategic decision to divest their seismic data.  We generally pursue acquisitions of data for cash less frequently than we do other methods of adding to our seismic data library.

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

Value-Added Products.  We create new products from existing seismic surveys in our library by extracting a variety of additional information from surveys that are not readily apparent in initial products.  Opportunities to create such additional products may result from alternate or more complex processing algorithms applied to initial products, information with respect to the Earth model from secondary sources and alternative conclusions derived from initial products, or a combination thereof.  Additional products may include Pre-Stack Time Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes, Rock Property volumes and Pre-Stack Depth Migration volumes.  Typically, one or more customers will underwrite a portion of the direct cost in exchange for a license or licenses to use the resulting data.  Under such licenses, the customers usually have exclusive access to the newly acquired data for a limited term, which is usually three months or less, after which the data is added to our library for licensing to the industry on a non-exclusive basis.  Work on these projects may be performed by our wholly owned subsidiary Matrix Geophysical, Inc., outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist.  We employ experienced geoscientists who design these value-added products and oversee the processing to ensure the quality and longevity of the data created.

Licenses and Marketing

We actively market data from our library to customers under non-exclusive license agreements using an aggressive marketing strategy combined with strong geophysical expertise.  Our licenses are generally non-assignable.  Our licenses typically provide that in the event of a change of control of a customer-licensee, the surviving entity generally must pay a fee to maintain a license for any data it seeks to continue to use and for which such entity previously did not have a license.  We employ an experienced sales force and it is our operating philosophy to actively market our seismic library.  Our team of dedicated marketing specialists seeks to maximize license sale opportunities and create innovative methods of contracting opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.

Licenses generally are granted for cash payable within 30 days of invoice, although we sometimes permit a customer to make an initial payment upon inception of the license followed by periodic payments over time, usually not more than 12 to 18 months. Some licenses provide for additional payments to us if the licensee acquires additional mineral leases, drills wells or achieves oil or gas production in the areas covered by the licensed data.

Fundamental to our business model is the concept that once seismic data is created it is owned by us and added to our library for licensing to customers in the oil and gas industry on a non-exclusive basis.  Since the data is a long lived asset, such data can be licensed repeatedly and over an extended period of time to different customers at the same time.

Seitel Solutions

To support our seismic data licensing business, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location.  Through our Seitel Solutions business unit, we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.  Using proprietary technology, we store, manage, access and deliver data, tapes and graphic cross-sections to our licensees.  In addition, Solutions offers use of its proprietary display and inventory software to certain customers, and the use of its proprietary quality control software to the seismic brokerage community principally in Calgary, Alberta, Canada.  In the future, we may decide to offer data management services to clients generally.

Refocused Operations

Because our historical success was built around our seismic expertise and the quality of our library, we have refocused our operations on our core competency of seismic data licensing. In 2002, we sold substantially all of our assets which engaged in the exploration for and development, production and sale of natural gas and oil, and we are marketing what little amount remains of such assets for sale.

Our oil and gas operations are reported as discontinued operations in our consolidated financial statements.

Current Strategies

Beginning in June 2002, we implemented a plan to refocus our activities, both functionally and geographically, on areas in which we have historically experienced meaningful success or in which we believe we can achieve significant growth in the future. As a result, we made some changes to our operating philosophy, including:

  discontinuation of our oil and gas exploration and production activities and disposal of substantially all of our oil and gas assets and properties;

  discontinuation of cash investments for recording new data in the offshore U.S. seismic market, which is dominated by competitors who deploy their own marine vessels and field equipment to service their own data libraries;

  discontinuation of additional capital investments in seismic data in geographical areas such as Alabama, Michigan and North Dakota because we do not believe these areas have sufficient revenue producing potential; and

  reduction of the mission for our Solutions business unit to focus on internal requirements with a very limited participation in the external market in the near term.

To complement the fundamental changes made to our operating philosophy, management implemented cost reduction measures in the second half of 2002, including reductions in our work force, the consolidation of our Houston office location (resulting in the relocation of our headquarters), the reduction of office space used in our Calgary operations, an overhaul of our compensation structure, and the imposition of strict controls on all spending. Effective January 1, 2005, our board and management further restructured our compensation policies with a greater focus on achievement of targeted cash-based financial criteria and individual performance.

In addition to the significant operating changes we made, we are guided by operating philosophies that are fundamental to the success of our business and that we believe make us unique compared with our largest competitors:

  We intend to continue to grow our seismic data library using a combination of recording new data, cash purchases, non-monetary exchanges and creating new value-added products from our existing data.

  We do not own or maintain seismic data gathering or field equipment and crews. Instead, we outsource these services, which gives us the flexibility to respond appropriately to changing market conditions and renders our cash flows less susceptible to volatility. We believe, this also enables us to select vendors with the best price, equipment and skill sets for a particular environment, geographical location or geophysical objective, and provides us with access to state-of-the-art equipment and emerging technologies.

  We leverage our strong geophysical, technical and field operating management with our third-party outsourcing to align our interests with those of our underwriting customers. We believe this has allowed us to become a leading provider in certain core areas where local expertise is important. We believe we have developed expertise in certain areas of southern Louisiana, Gulf Coast Texas, Alberta and northeast British Columbia, and that there are opportunities to continue expansion in these areas and to repeat these experiences in the U.S. Rocky Mountain region, northern Louisiana and certain selected areas of the market outside North America.

  We will not participate in seismic data shoots which we consider to be speculative. Instead, we seek significant underwriting levels before undertaking new acquisition projects, which is crucial to our success. Our goal is to attain 70% underwriting levels for our new seismic acquisition projects.

  We will only pursue new acquisition projects if we are reasonably confident that conditions exist for repeated licensing of the same data over an extended period. Inherent in our rationale for creating new 3D survey additions to our library, is the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area.

  We pursue an aggressive marketing strategy to licensing our seismic data library.

  We intend to maintain an extremely disciplined approach to making operating and capital expenditures.

Competitive Strengths

We believe that we have the following competitive strengths:

Leading Market Position. Within our industry, we are considered to be one of the leading providers of seismic data in North America. We believe our library of onshore 3D seismic data is one of the largest available for licensing in the U.S. and Canada. We have ownership of over 34,000 square miles of 3D seismic data, the majority of which is concentrated primarily in the onshore Gulf coast of Texas, Louisiana and Mississippi, western Canada and the offshore Gulf of Mexico. In addition, we have ownership in 1.1 million linear miles of 2D seismic data, which we believe makes us one of the largest providers of 2D data in North America.

Data Ownership Provides the Opportunity to Realize Long-Term Revenue Streams. We own our seismic data and are able to license the data an unlimited number of times, allowing for a lengthened life of our seismic data library. The ability to license the seismic data multiple times, as well as the commercial longevity of our seismic data, is a result of many factors, including multiple interpretations of the same data set, changes in ownership of mineral interests, new discoveries of hydrocarbons, advances in drilling and production technology, creation of oil and gas distribution infrastructures, and the advent of new seismic processing techniques. Most of our data is expected to generate revenues for 10 years or more. In some instances, samples of our older 2D data are still being licensed after 25 years. The current weighted average age of our 3D onshore data library is 3.8 years. We believe there is minimal obsolescence risk regarding our seismic library.

Low Cost Business Model. In order to remain profitable in volatile business cycles, we believe it is essential to have a low cost operating structure. We strive to maintain an efficient base of assets and employees with which to conduct our operations. We do not own seismic acquisition equipment or employ seismic acquisition crews, but rather, engage third-party contractors with qualified equipment on an as required basis to shoot new data. We believe our decision to engage third-party contractors on an as required basis results in substantially less volatility in our cash flows by allowing us to respond more quickly to changes in the demand for our products and services and minimizing our ongoing capital requirements. We do not participate in speculative seismic shoots and impose strict capital investment thresholds with targeted underwriting levels.

Leading Provider in Dominant Areas. Onshore seismic data collection requires a high degree of technical expertise, extensive permitting and geographical knowledge. Over the past 20 years, our personnel have developed a strong reputation for having these necessary skills. We believe our vast experience, combined with our large and contiguous database, encourages customers looking to acquire data in our area of operations to select us as their provider. We also believe that our experience and relationships with the relevant permitting agencies give us an advantage over our competitors.

Diversified Customer Base. We market our seismic data to over 1,300 customers in the oil and gas industry, and we have license arrangements with in excess of 1,000 customers. We have been providing seismic data to several of our largest customers for over 10 years.

Customers

We market our seismic data to a varied customer base. Our customers range from small, independent oil and gas companies and private prospect generating individuals to several of the largest companies in the oil and gas industry. During the three-year period ended December 31, 2004, no one customer accounted for more than 10% of our revenue. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

Competition

The creation and licensing of seismic data is highly competitive. There are a number of geophysical companies that create, market and license seismic data and maintain their own seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, most of whom are engaged in acquiring seismic data, as well as maintaining a data library, are Compagnie Generale de Geophysique, Petroleum Geo-Services, Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana), TGS Nopec, Veritas DGC, Inc. and WesternGeco (a joint venture of Schlumberger and Baker Hughes). Many of our competitors have substantially larger revenues and resources than we do.

In the current environment of high commodity prices, more U.S. onshore 3D surveys are being conducted proprietarily for oil and gas companies.  We do not anticipate that this phenomenon will limit our opportunities to add data to our library.  We believe we can compete favorably in the current environment because of the breadth of our data library, the expertise of our marketing staff, the technical proficiency of our geoscientists and the employment of a business model that does not require capital investment in, or the ownership of, field crews.

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

Employees

As of December 31, 2004, we and our subsidiaries had 145 full-time employees, including four executive officers, 19 marketing staff and 29 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

Raw Material and Proprietary Information

We are not dependent on any particular raw materials, patents, trademarks or copyrights for our business operations.  Our seismic data library is proprietary confidential information, which is not generally available to the public and is subject to confidentiality agreements with our employees and customers. The seismic data within our library is a trade secret, which we protect through confidentiality agreements with our employees and licensees. We believe that our seismic data library is also protected by common law copyright.

Available Information

The Company through its website, www.seitel-inc.com, makes available free of charge its reports on Forms 10-K, 10-Q and 8-K (and amendments thereto), as well as the Company's Amended and Restated Code of Ethics and Business Conduct.  These reports are available on the Company's website on the same day such reports are filed with or furnished to the SEC.

Additional Risk Factors

Stockholders and potential investors in shares of our stock should carefully consider the following risk factors, in addition to other information in this Form 10-K. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of us are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Form 10-K.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a significant amount of leverage and interest expense resulting from our indebtedness incurred in the financing and other transactions completed in connection with the Plan, indebtedness of our Canadian subsidiaries, and other indebtedness in respect of certain capital lease obligations.

As of December 31, 2004, we had approximately $194.7 million of total indebtedness, including $5.3 million of secured indebtedness, and our 2005 consolidated annual debt service requirements are expected to aggregate approximately $26.8 million. Although we issued $193 million aggregate principal amount at maturity of our 11.75% senior notes, such notes were issued at a discount of 2.325% resulting in gross proceeds to us of approximately $188.5 million. Thus, while not receiving gross proceeds equal to the principal amount of our 11.75% senior notes, we are obligated to repay the full principal amount thereof at maturity and we may not optionally redeem the notes prior to maturity except under limited circumstances.

While the principal amount of our indebtedness has been reduced, our annual interest expense is higher than it was prior to the effective date of the Plan and our total annual debt service requirements continue to be substantial. The funds required to satisfy these requirements, which will derive principally from our operating cash flows, will not be available for working capital or to make investments in the future growth and development of our business.

Our high level of indebtedness and annual debt service requirements could, for example:

  make it more difficult for us to satisfy our obligations on the notes;

  require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our operating cash flows for other purposes, such as capital expenditures, funding seismic data acquisitions and working capital;

  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  increase our vulnerability to general adverse economic and industry conditions;

  place us at a disadvantage compared to our competitors that have less debt;

  expose us to fluctuations in the interest rate environment because our revolving credit facility is at a variable rate of interest; and

  limit our ability to borrow additional funds.

If, for any reason, we do not have sufficient funds from operating cash flows, cash and cash equivalents on hand, and borrowings available under our revolving credit  facilities to pay principal and interest, when due, on the 11.75% senior notes and on our other outstanding debt obligations (including borrowings under our revolving credit  facilities), we will be required to seek to refinance all or a portion of our existing debt, sell assets or seek to borrow additional funds or raise additional equity capital. We cannot guarantee that we would be able to complete any of the aforementioned refinancing transactions on terms that are commercially reasonable or otherwise acceptable to us, if at all. In addition, the terms of our agreements governing our indebtedness, including our revolving credit  facilities and the indenture governing our 11.75% senior notes, presently restrict us from implementing such refinancing transactions. The failure to generate sufficient operating cash flows could significantly and adversely affect our ability to pay principal of and interest on our 11.75% senior notes.  Our ability to generate sufficient cash flow will be dependent upon our future performance, which will be subject to economic conditions and to industry, business and other factors affecting our operations, many of which are beyond our control.

Our revolving credit facility in the U.S. (with WFF) contains covenants requiring us to achieve and maintain certain financial results, and restricts, among other things, the amount of our capital expenditures and our ability to borrow money, grant additional liens on our assets, make particular types of investments and restricted payments, sell our assets, and merge or consolidate. Additionally, the indenture governing the notes contains covenants that, among other things, limit our ability to incur certain additional indebtedness, incur indebtedness that is subordinate to any other indebtedness unless such indebtedness is expressly subordinate to the notes and the guarantees, pay cash dividends or make other cash distributions on or repurchase or redeem for cash our capital stock, make certain investments, sell assets without using the net proceeds thereof as set forth in the indenture, make certain capital expenditures in excess of $65 million plus unused excess cash flow (as defined in the indenture) in any fiscal year, grant and permit certain liens, enter into sale-leaseback transactions, enter into agreements affecting the ability of our restricted subsidiaries to pay dividends, enter into transactions with affiliates, merge, consolidate or sell all or substantially all of our assets, and grant security interests or liens on our assets.  Borrowings under the revolving credit facility in the U.S. are secured by a first priority, perfected security interest in, and lien on, all of our U.S. tangible and intangible assets, and we have pledged to WFF all of the issued and outstanding capital stock of our U.S. subsidiaries. Any default in respect of these covenants could materially and adversely affect our ability to conduct our business in the ordinary course, enter into business transactions and impair our rights under our other commercial agreements.

Failure to comply with the SEC's final judgment of permanent injunction entered on consent against us could adversely affect our business, and could subject us to further SEC investigations, enforcement action, criminal prosecution and significant penalties.

Seitel was the subject of a formal investigation by the SEC's Division of Enforcement. Seitel cooperated fully with the SEC during the course of its investigation, and reached a consensual resolution of the SEC's civil complaint resulting in its consent to a final judgment of permanent injunction (the "SEC Injunction") being entered on June 16, 2003 in the United States District Court for the Southern District of Texas, Houston Division. The agreement for the entry of the SEC Injunction was without admitting or denying the allegations in the SEC's complaint, which had alleged violations of the reporting, books and records, internal controls and proxy statement provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and rules and regulations adopted under the Exchange Act. Seitel's chief executive officer and chief financial officer at the time of the events giving rise to the SEC's complaint have been replaced.

The SEC Injunction, by its terms, permanently restrains and enjoins us from, among other things: (1) filing with the SEC any annual report under the Exchange Act that contains any untrue statement of a material fact, which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or that omits to disclose any information required to be disclosed, (2) failing to make and keep accurate books, records and accounts, (3) failing to devise and maintain an adequate system of internal accounting controls and procedures, or (4) soliciting any proxy or consent or authorization in respect of any security registered under Section 12 of the Exchange Act in contravention of the SEC's proxy rules, or making any solicitation by means of any proxy statement, form of proxy, notice of meeting or other communication subject to the SEC's proxy rules which, at the time and in light of the circumstances under which it is made, is false or misleading with respect to any material fact, or which omits to state any material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading.

If we fail to comply with any of the provisions of the SEC Injunction, such failure could adversely affect us, and the market price of our common stock could significantly decline.

Limitations on our ability to utilize net operating losses and other tax benefits may result in future net operating income being taxable income.

Companies, which have had a change in ownership as defined by the Internal Revenue Code, are subject to limitations on certain tax attributes. The testing period for ownership changes is a three-year moving period. We have had significant ownership changes since the effective date of the Plan, but do not yet know whether there has been a change in ownership as defined by the Internal Revenue Code. In any event, we do not expect a significant impact to our financial position or results of operation because we have a full valuation allowance against the tax attributes subject to these limitations.

Our internal controls for financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls for financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met.

Each quarter, our chief executive officer and chief financial officer evaluate our internal controls for financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls for financial reporting and our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be satisfied. Our management has concluded that our internal controls for financial reporting and our disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all possible future control issues within our company have been detected. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur and not be detected.

Our business could be adversely affected by low exploration and development spending by oil and gas companies and by low oil and gas prices.

Our business depends upon exploration and development spending by oil and gas companies. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic conditions. There can be no assurance that oil and gas prices will not decline in the future. Low oil and gas prices could result in decreased exploration and development spending by oil and gas companies, which could affect our seismic data business. Any future decline in oil and gas prices or sustained periods of reduced capital expenditures by oil and gas companies could result in a material adverse effect on our results of operations and cash flow.

A downturn in the availability of private equity could have a negative impact on the ability of our customers to raise capital necessary to purchase our seismic data.

Many of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private equity capital to fund their exploration, production, development and field management activities. A significant downturn in the availability of private equity capital could have a material adverse impact on the ability of such companies to obtain funding necessary to purchase our seismic data which, in turn, could have a material adverse effect on our results of operations and cash flow.

We invest significant amounts of money in acquiring and processing seismic data for our data library with only partial underwriting of the costs by customers.

We invest significant amounts of money in acquiring and processing new seismic data to add to our data library. A portion of these investments is funded by our customers, while the remainder is sought to be recovered through future data licensing fees. The amounts of underwriting and of these future data licensing fees are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in our library, availability of similar data from competitors and governmental regulations affecting oil and gas exploration. We may not be able to recover all of the costs of or earn any return on such investments. In periods where sales do not meet original expectations, we may be required to record additional amortization and/or impairment charges to reduce the carrying value of our data library, which charges may be material to operating results in any period.

Because our business is concentrated in the U.S. Gulf Coast and Canada, it could be adversely affected by developments in the oil and gas business that affect these areas.

While we have seismic surveys in other areas, most of the seismic data in our library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico and in Canada. Because of this geographic concentration, our results of operations and our cash flow could be materially and adversely affected by events relating primarily to one of these regions even if conditions in the oil and gas industry worldwide were favorable.

Extensive governmental regulation of our business affects our operations.

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

Our competitors may have certain advantages.

Competition among geophysical service providers historically has been, and will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for contract awards and data sales and in the development of new technologies.

Our operating results and cash flows may vary due to circumstances beyond our control.

Our operating results and available cash flow may, in the future, vary in material respects from period to period. Factors that could cause variations include (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers' budgetary cycles and their effect on the demand for geophysical activities, (3) seasonal factors and (4) the timing of sales and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern. We cannot assure you that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.  Reduced actual or estimated future revenues may result in a requirement to record impairment charges to reduce the carrying value of our data library. Technological or regulatory changes or other developments could also adversely affect the value of the data. Such charges, if required, could be material to operating results in the periods in which they are recorded. For purposes of evaluating potential impairment losses, we estimate the future cash flows attributable to a library component by evaluating historical revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting our customer base, expected changes in technology and other factors that we deem relevant. The estimation of future cash flows is highly subjective, inherently imprecise and could change materially from period to period based on the factors described in the immediately preceding sentence, among others. Accordingly, if conditions change in the future, we may record impairment losses relative to our seismic data library, which could be material to our results of operations in any particular reporting period.

We may face risks associated with our foreign revenue generating activities.

Portions of our revenues are derived from our Canadian activities and operations and, as a result, are denominated in Canadian dollars. We are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Foreign currency fluctuations could result in a material adverse affect our results of operations.

We may be unable to attract and retain key employees.

Our success depends upon attracting and retaining highly skilled geophysical professionals and other technical personnel. A failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services. Our success also will depend to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Moreover, certain of our senior executive officers have a very limited history of working together and may not be able to develop an effective working relationship. Our president and chief executive officer was appointed in December 2004, after serving as our chief financial officer since May 2004. Currently, we are working to fill our chief financial officer position. The failure of our executive officers and management personnel to develop an effective or sustained working relationship could require us to incur additional expenses and devote substantial senior management time and resources to identify qualified replacement personnel.

Only our president and chief executive officer and our chief operating officer have an employment or other retention agreement with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Our inability to attract and retain key personnel could have a material adverse effect on our ability to manage our business properly.

Mellon HBV and VA Partners, L.L.C. each own a large percentage of our common stock, which would enable them to influence the election of our directors and other matters requiring the vote of our stockholders.

Mellon HBV and its affiliates have represented to us that they beneficially own 36,518,051 shares (or 21.8%) of our outstanding common stock on a fully diluted basis. VA Partners, L.L.C. ("ValueAct") and its affiliates have represented to us that they own 22,078,563 shares (or 14.5%) of our outstanding common stock. This substantial ownership of our common stock enables Mellon HBV and ValueAct to significantly influence the election of our directors, with respect to which there is cumulative voting, and possibly other corporate matters and transactions that require stockholder approval.

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

Item 3.    Legal Proceedings

Seitel and certain of its former and current officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added Seitel's previous auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees. The class representatives and the Debtors have entered into a memorandum of understanding, which contemplates allowance of a "class claim" to assert the rights of the class in the Chapter 11 Cases and an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The memorandum of understanding was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. Seitel funded its portion of the settlement amount ($980,000) to an escrow account in 2003. The parties have since finalized their settlement agreement, which contains terms substantially in accordance with the terms of the memorandum of understanding. On December 29, 2004, the Bankruptcy Court granted Seitel's motion for approval of the parties' full settlement agreement. To complete the settlement, approvals must be obtained from the District Court.  On January 5, 2005, the lead plaintiff filed a motion with the District Court regarding such approval and a hearing has been set for April 29, 2005.

On July 18, 2002, the Seitel's former chief executive officer sued Seitel in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from Seitel were proper and do not have to be repaid. Mr. Frame filed claims totaling $20.2 million in Seitel's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court. Seitel intends to file a motion to dismiss Mr. Frame's complaint in the District Court. Seitel filed a counter suit to recover approximately $4.2 million in corporate funds that Seitel believes Mr. Frame inappropriately caused Seitel to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. In addition, Seitel also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by Seitel, which it intends to enforce. Seitel intends to subpoena Mr. Frame for a deposition to determine the nature and extent of his assets for purposes of debt collection.

Seitel and its subsidiary, Seitel Data, Ltd., are parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs have sued a number of defendants, including Seitel and Seitel Data, Ltd. The plaintiffs allege that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests by obtaining seismic data on adjoining property, and sold the information obtained to other defendants. The plaintiffs sought an unspecified amount of damages. All defendants obtained summary judgments dismissing the plaintiffs' claims, and the plaintiffs appealed to the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. During the pendency of Seitel's bankruptcy proceedings, the San Antonio Court of Appeals affirmed the trial court's decision as to the Seitel's co-defendants and stayed the appeal as to Seitel. The Texas Supreme Court denied plaintiffs Petition for Certiorari, refusing to hear the matter. The San Antonio Court of Appeals will not reinstate plaintiffs' appeal as to Seitel's summary judgment against plaintiffs until the plaintiffs obtain a certified order lifting the bankruptcy stay. The plaintiff filed an unliquidated claim (amount unspecified) in the Chapter 11 Cases. Seitel objected to this claim which remains pending.

Seitel sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. Seitel seeks recovery for fees paid of approximately $750,000 and related expenses.  Initial pleadings were filed on February 21, 2003, discovery is underway and trial has been set for October 2005.  The defendants have joined Paul Frame and Kevin Fiur, both of who were Seitel's former chief executive officers, in this action.

In addition to the lawsuits described above, Seitel is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to Seitel's financial position or results of operation.

Item 4.    Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on December 15, 2004.  Matters voted upon at this meeting, and the results of those votes are as follows:

1.	Approval of the Seitel, Inc. 2004 Stock Option Plan.

	Number of	Number of	Number of	Broker
	Votes For	Votes Against	Votes Abstained	Non-Votes
	63,984,457	4,593,826	184,907	76,755,513

2.	Approval of amendment to the Amended and Restated Certificate of Incorporation of the Company to change the authorized number of directors comprising the board of directors of the Company.

	Number of	Number of	Number of	Broker
	Votes For	Votes Against	Votes Abstained	Non-Votes
	143,866,344	1,369,155	197,349	85,855

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Seitel Market Information

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board, its primary trading market, under the symbol "SELA.ob".  Prior to March 17, 2003, our common stock traded on the New York Stock Exchange ("NYSE") under the symbol "SEI".  Following delisting of our common stock by the NYSE on March 17, 2003 due to our inability to meet the NYSE's continued listing requirements relating to minimum share price and market capitalization, our common stock commenced trading on the OTC Bulletin Board. The following table sets forth the high and low sale prices as reported by the NYSE or the high and low bid prices as reported by the OTC Bulletin Board, as applicable, for the periods indicated.  The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2003
1st Quarter	$0.68	$0.20
2nd Quarter	$0.47	$0.16
3rd Quarter	$0.36	$0.22
4th Quarter	$2.08	$0.29
2004
1st Quarter	$4.14	$1.73
2nd Quarter(1)	$4.51	$1.20
3rd Quarter	$1.58	$0.90
4th Quarter	$1.28	$0.69

(1)	On June 23, 2004, our common stock commenced trading on an "X-warrant" basis.

As of March 23, 2005, there were 850 stockholders of record and 152,135,175 shares of our common stock outstanding.

Dividend Policy

Although we have declared and paid cash dividends on our common stock in the past, we have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Covenants within our revolving credit facility and our senior notes restrict our ability to pay cash dividends on our capital stock. Future declaration and payment of cash dividends, if any, on our common stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2004.

			Number of securities
			remaining available for
	Number of securities	Weighted average	future issuance
	to be issued upon	exercise price of	under compensation
	exercise of outstanding	outstanding options	plans (excluding securities
Plan Category	options and warrants	and warrants	reflected in first column)

Equity compensation
approved by
security holders	-	-	6,500,000 (1)
Equity compensation
not approved by
security holders	15,137,568	$.72	-
Total	15,137,568	$.72	6,500,000

(1)	All of these securities could be issued as restricted stock or other stock based awards under the 2004 Stock Option Plan.

Stock Plans Not Approved by Security Holders

Pursuant to the Plan of Reorganization confirmation order, on July 2, 2004, we granted Fred Zeidman, Chairman of the Board of Directors, ten-year non-statutory options to purchase 100,000 shares of common stock at an exercise price of $1.30.  Such options become exercisable on July 2, 2005.  Mr. Zeidman's options shall be 100% vested on the date preceding a change in control of Seitel and upon his termination as director as a result of his death or disability.  If Mr. Zeidman terminates his services as director for any reason other than death or disability, then he shall forfeit any of the stock options that are not vested unless the compensation committee of our board of directors determines otherwise.  The exercise price must be paid in cash or its equivalent or, subject to prior approval by the compensation committee, other certain forms of consideration.  The terms of the stock options may be subject to adjustment upon the occurrence of certain events.

As compensation for Mellon HBV's obligation to act as Standby Purchasers, on August 12, 2004, we issued to Mellon HBV warrants to purchase 15,037,568 shares of the Company's common stock at an exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events. Such warrants vested immediately and are exercisable until August 12, 2011.  See Notes I and M of the Notes to Consolidated Financial Statements.

Unregistered Sales of Equity Securities

On December 15, 2004, we granted 1,000,000 shares of restricted common stock to Robert D. Monson in connection with his appointment as our president and chief executive officer and as 2004 and 2005 incentive awards.  The shares of restricted stock shall vest as to one-third of such shares on each of December 15, 2005, 2006 and 2007.  Vesting shall accelerate upon Mr. Monson's death or disability, and on the date immediately preceding a change-in-control of the Company.  The common stock was issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4.2 of such Act.

Item 6.    Selected Consolidated Financial Data (in thousands, except per share data)

The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:

Revenue	$137,675	$131,465	$149,795	$115,238	$113,887

Expenses and costs:
Depreciation and amortization	168,201	82,638	129,856	49,448	51,927
Cost of sales	332	815	928	1,196	738
Selling, general and administrative	30,160	33,814	71,857	34,490	34,853
Impairment of seismic data library	-	29,959	82,964	-	-
	198,693	147,226	285,605	85,134	87,518

Income (loss) from operations	(61,018)	(15,761)	(135,810)	30,104	26,369

Interest expense and other, net	(24,436)	(19,950)	(20,856)	(13,461)	(12,389)
Foreign currency exchange gains (losses)	2,372	4,136	125	(315)	(233)
Gain on extinguishment of liabilities	-	681	-	-	-
Reorganization items	(12,498)	(5,984)	-	-	-
Loss on sale of marketable securities	-	-	(332)	-	-
Income (loss) from continuing operations before
income taxes and cumulative effect
of changes in accounting principles	(95,580)	(36,878)	(156,873)	16,328	13,747
Provision (benefit) for income taxes	(3,338)	2,199	(18,304)	6,748	5,639
Income (loss) from continuing operations before
cumulative effect of changes in
accounting principles	(92,242)	(39,077)	(138,569)	9,580	8,108
Income (loss) from discontinued operations,
net of tax	144	1,139	(62,709)	(24,573)	3,602
Cumulative effect of changes in accounting
principles , net of tax	-	-	(11,162)	-	(14,219)
Net loss (1) (2)	$(92,098)	$(37,938)	$(212,440)	$(14,993)	$(2,509)

(1)

In the fourth quarter of 2002, we reevaluated our estimate of the useful life of our seismic data library and reduced the estimated useful life of offshore data from ten to five years and onshore data from ten to seven years.  The effect from this change on reported results was a reduction in net income of $58.8 million or $2.32 per share for the year ended December 31, 2002.

(2)

In the third quarter of 2004, we further evaluated our estimate of the useful life of our seismic data library and reduced the estimated useful life of all of our seismic data to four years.  The effect from this change on reported results was a reduction in net income of $70.6 million or $.92 per share for the year ended December 31, 2004.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(1.20)	$(1.54)	$(5.48)	$.38	$.34
Income (loss) from discontinued operations	-	.04	(2.48)	(.98)	.15
Cumulative effect of accounting changes	-	-	(.44)	-	(.59)
Net loss	$(1.20)	$(1.50)	$(8.40)	$(.60)	$(.10)
Diluted:
Income (loss) from continuing operations	$(1.20)	$(1.54)	$(5.48)	$.37	$.34
Income (loss) from discontinued operations	-	.04	(2.48)	(.95)	.15
Cumulative effect of accounting changes	-	-	(.44)	-	(.59)
Net loss	$(1.20)	$(1.50)	$(8.40)	$(.58)	$(.10)
Weighted average shares:
Basic	76,991	25,376	25,300	24,986	23,909
Diluted	76,991	25,376	25,300	25,692	24,090

In the second quarter of 2002, we changed our accounting policy for amortizing our created seismic data library from the income forecast method to the greater of the income forecast method or the straight-line method over the data's useful life and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002.  Pro forma net income for the years ended December 31, 2001 and 2000 assuming the new seismic data amortization policy had been applied retroactively in such years, was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000

Income from continuing operations before cumulative effect of changes in
accounting principles	$5,178	$3,765
Income from continuing operations before cumulative effect of changes in accounting principles per share:
Basic	$.21	$.16
Diluted	.20	.16

Net loss	$(19,395)	$(6,852)
Net loss per share:
Basic	$(.78)	$(.29)
Diluted	(.75)	(.28)

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$43,285	$44,362	$21,517	$25,223	$10,216
Seismic data library, net	151,230	247,541	284,396	455,845	362,603
Total assets	263,482	367,089	398,136	661,469	599,131
Total debt	194,717	267,434	272,061	268,350	206,598
Stockholders' equity (deficit)	(15,829)	3,722	37,036	243,587	253,590
Stockholders' equity (deficit) per common
share outstanding at December 31	$(.10)	$.15	$1.46	$9.71	$10.28
Common shares outstanding at
December 31	151,414	25,376	25,376	25,075	24,671

 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in the Form 10-K.

Overview

General

We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is one of the largest available for licensing in the United States and Canada. We also have ownership in a library of offshore data covering parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data acquisition substantially underwritten or paid for by clients.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to expensive surveys that they may not otherwise be able to afford.

Our primary areas of focus are onshore U.S. and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.  These markets continue to experience major changes.  The major international oil companies are increasing their focus on exploration opportunities outside the U.S., with independent oil and gas companies responsible for the majority of current U.S. drilling activity.  Production decline rates are accelerating worldwide and are the most pronounced in mature fields of North America.  However, commodity prices for oil and natural gas are at high levels and the demand for natural gas in the U.S. could exceed supply during the next two to three years unless new production is brought on line in the U.S. and Canada.  Liquid natural gas imports, while growing, are not expected to make up the forecasted shortfall in the supply of natural gas in the U.S. in the near term.

We believe that we will be able to continue the improvement of our return on investment over the next year provided the overall demand for seismic data improves with the stronger commodity prices. We expect the demand for new seismic data is strengthening as our clients are seeking our services to create data in the U.S. and in Canada. The level of pre-funding for new data created with our clients has been strong throughout 2004 and the current year.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

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

Demand for Seismic Data. Demand for our products and services is cyclical due to the nature of the energy industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data. The recent level of extremely high commodity prices has resulted in many oil and gas companies focusing their efforts on development drilling to produce existing reserves rather than expending time and capital on exploration.  We do not believe this situation represents a long-term trend given new prospects are needed to find oil and gas reserves.

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

Merger and Acquisition Activity. In recent years, there has been an increase in the level of merger and acquisition activity within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it should generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.

Natural Gas Reserve Replacement. Oil and gas reserves are currently being depleted at a rate estimated by industry analysts at 5% to 10% per year for the major oil and gas operators. As a result, we believe there is an increasing need in the oil and gas industry to replace such reserves, which is expected to increase the demand for our seismic data.

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

Non-GAAP Key Performance Measures

Management considers a variety of performance measures in evaluating and managing our financial condition and operating performance at various times and from time to time. Certain of these performance measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with United States generally accepted accounting principles, or GAAP. These non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. These non-GAAP measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP.

The following are the key performance measures considered by management.

Cash Resales

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

	Year Ended December 31,
	2004	2003	2002
Cash resales	$80,340	$79,776	$66,231
Other revenue components:
Acquisition revenue	37,245	36,201	23,549
Non-monetary exchanges	12,304	10,630	13,551
Deferral of revenue	(44,182)	(51,421)	(38,366)
Selections of data	47,131	51,603	81,982
Solutions and other	4,837	4,676	2,848
Total revenue, as reported	$137,675	$131,465	$149,795

Cash Operating Income

We define cash operating income as cash revenue (derived primarily from seismic data acquisitions, cash licensing resales and Solutions) less cost of sales and selling, general and administrative expenses.  We believe that this measure is helpful in determining the level of cash flow we have available for debt service and funding of capital expenditures.  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

	Year Ended December 31,
	2004	2003	2002
Cash operating income	$90,022	$85,400	$19,843
Add (subtract) other revenue components not
included in cash operating income:
Acquisition underwriting from non-monetary
exchanges	1,908	624	-
Non-monetary exchanges	12,304	10,630	13,551
Deferral of revenue	(44,182)	(51,421)	(38,366)
Selections of data	47,131	51,603	81,982
Less:
Depreciation and amortization	(168,201)	(82,638)	(129,856)
Impairment of seismic data library	-	(29,959)	(82,964)
Operating loss, as reported	$(61,018)	$(15,761)	$(135,810)

Cash Margin

Cash margin includes cash resales plus all other cash revenues other than from data acquisitions, less cash selling, general and administrative expenses and cost of goods sold.  We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers).  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

	Year Ended December 31,
	2004	2003	2002
Cash margin (deficit)	$54,707	$49,823	$(3,706)
Add (subtract) other revenue components not
included in cash margin:
Acquisition revenue	37,245	36,201	23,549
Non-monetary exchanges	12,304	10,630	13,551
Deferral of revenue	(44,182)	(51,421)	(38,366)
Selections of data	47,131	51,603	81,982
Less:
Depreciation and amortization	(168,201)	(82,638)	(129,856)
Impairment of seismic data library	-	(29,959)	(82,964)
Non-cash operating expenses	(22)	-	-
Operating loss, as reported	$(61,018)	$(15,761)	$(135,810)

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2004, 2003 and 2002, we completed the addition of approximately 2,300 square miles, 1,800 square miles and 3,700 square miles, respectively, of seismic data to our library.  As of March 14, 2005, we had approximately 400 square miles of seismic data in progress.

Loss from Continuing Operations before Cumulative Effect of Change in Accounting Principle

Loss from continuing operations before cumulative effect of change in accounting principle was $92.2 million, $39.1 million and $138.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our results for each of the periods have been affected by a number of special items that are not necessarily indicative of our core operations or our future prospects, and impact comparability between years.  The loss from continuing operations in 2004 includes $73.1 million in charges composed of (i) $59.1 million related to revisions to the estimated useful life of our seismic data library and (ii) $14.0 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings, various litigation and severance costs.  The loss from continuing operations in 2003 includes $41.5 million in charges composed of (i) $30.0 million related to impairments of our seismic data library and (ii) $11.5 million of costs and expenses related to our restructuring efforts, bankruptcy proceedings and various litigation, net of reduction in litigation accruals.  The loss from continuing operations before cumulative effect of changes in accounting principles in 2002 includes $157.2 million in charges composed of (i) $128.7 million related to impairments of our seismic data library and revisions to the estimated useful life of our seismic data library and (ii) $28.5 million of costs and expenses related to our restructuring efforts, various litigation, severance costs, the acceleration of certain lease obligations, allowances for doubtful accounts and certain other accruals.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

Revenue Recognition

Revenue from Data Acquisition.  We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data.  The initial licenses usually provide the customer with a limited exclusivity period, which will normally last for six months after final delivery of the processed data.  The payments for the initial exclusive licenses are sometimes referred to as underwriting or prefunding.  Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed.  These payments are non-refundable.

Revenue from the creation of new seismic data is recognized throughout the creation process using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required.  Management believes that this method is the most reliable and representative measure of progress for its data creation projects.  The duration of most data creation projects is generally less than one year.  Under these contracts, we create new seismic data designed in conjunction with our customers and specifically suited to the geology of the area using the most appropriate technology available.

We outsource the substantial majority of the work required to complete data acquisition projects to third party contractors.  Our payments to these third party contractors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period.  A typical survey includes specific activities required to complete the survey; each activity has value to the customers.  Typical activities, that often occur concurrently, include:

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

The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement, which is a separate agreement from the acquisition contract. Our acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. We maintain sole ownership of the newly acquired data, which is added to our library, and are free to license the data to other customers when the original customers' exclusivity period ends.

Revenue from Non-Exclusive Data Licenses.  We recognize a substantial portion of our revenue from data licenses sold after any exclusive license period.  These are sometimes referred to as resale licensing, post acquisition license sales or shelf sales.

Our non-exclusive license contracts specify the following:

  that all customers must sign a license agreement governing the use of data;

  the specific payment terms, generally ranging from 30 days to 18 months, and that such payments are non-cancelable and non-refundable;

  the actual data that is accessible to the customer; and

  that the data is licensed in its present form, where is and as is and we are under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

  we have an arrangement with the customer that is validated by a signed contract;

  the sales price is fixed and determinable;

  collection is reasonably assured;

  the customer has selected the specific data or the contract has expired without full selection; and

  the license term has begun.

Copies of the data are available to the customer immediately upon request.

For licenses that have been invoiced but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily sales commissions).  This normally occurs under library card license contracts, review and possession license contracts or review only license contracts because the data selection may occur over time.  Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available for licensing.

Revenue from Non-Monetary Exchanges.  In certain cases, we will take ownership of a customer's seismic data in exchange for a non-exclusive license to selected data from our library.  Occasionally, in connection with specific data acquisition contracts, we receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition.  These exchanges are referred to as non-monetary exchanges.  A non-monetary exchange always complies with the following criteria:

  the data license delivered is always distinct from the data received;

  the customer forfeits ownership of its data; and

  we retain ownership in our data.

This exchange is not a "like kind" exchange because we receive ownership of distinct seismic data to be added to our library, and this data may be relicensed by us on a continuing basis, in exchange for a data license. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies.

In non-monetary exchange transactions, we record a data library asset for the seismic data received at the time the contract is entered into and recognize revenue on the transaction in equal value in accordance with our policy on revenue from data licenses, that is, when the data is selected by the customer, or revenue from data acquisition, as applicable.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Fair value of the data exchanged is determined using a multi-step process as follows.

  First, we determine the value of the license granted to the customer.  The range of our cash transactions for licenses of similar data during the prior six months for licenses in the United States and for the prior twelve months for licenses in Canada are evaluated. In evaluating the range of cash transactions, we do not consider transactions that are disproportionately high or low.

  Second, we consider the value of the data received from the customer. In determining the value of the data received, we consider the age, quality, current demand and future marketability of the data as well as the cost that would be required to create the data.  In the United States, we apply a limitation on the value we assign per square mile on the data exchanged. In Canada, in the event of a difference greater than 2% between the value of the license granted and the value of the data received, we assign the lower value to the exchange.

  Third, we obtain concurrence from an independent third party on the portfolio of all non-monetary exchanges of $500,000 or more in order to support our valuation of the data received.  We obtain this concurrence on an annual basis, usually in connection with the preparation of our annual financial statements.

Revenue from Seitel Solutions Business Unit.  Revenue from our Solutions division is recognized as the services for reproduction and delivery of seismic data are provided to customers.

Seismic Data Library

Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and such costs are amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

Costs of Seismic Data Library.  For purchased seismic data, we capitalize the purchase price of the acquired data.

For data received through a non-monetary data exchange, we capitalize an amount equal to the fair value of the data we receive or the fair value of the license granted to the customer, whichever is more readily determinable.

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

Data Library Amortization.  We amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate) or a straight-line basis over the useful life of the data. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data's useful life.  Effective July 1, 2004, the estimated useful life of our seismic data was changed to four years (see "Revision of Useful Life" below).  For existing surveys less than four years of age, at July 1, 2004, the revision in useful life is being recognized prospectively over the remaining useful life of each seismic survey.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

We apply the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by us annually and reviewed quarterly. If, during any such review, we determine that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, we revise the amortization rate attributable to future revenue from each survey in such component. Effective July 1, 2004, the lowest amortization rate we apply using the income forecast method is 70%.  In addition, in connection with the forecast reviews and updates, we evaluate the recoverability of our seismic data library, and if required under Statement of Financial Accounting Standard, or SFAS, No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," record an impairment charge with respect to such data. See discussion on "Seismic Data Library Impairment" below.

The actual rate of amortization depends on the specific seismic surveys licensed and selected by our customers during the year. The amortization rates vary by component and, effective January, 1, 2005, range from a low of 70% to a high of 81% with a weighted average rate of 70.3% based on the net book value of each component compared with the net book value of the entire seismic data library as of December 31, 2004. Additionally, certain library components have been fully amortized; consequently, no amortization expense is required on revenue recorded for these library components.  The actual rate of amortization recorded in any period varies from the weighted average rate due to the application of straight-line amortization on a survey-by-survey basis, as well as the mix of revenue recognized by component.

The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. Under this policy, we first record amortization using the income forecast method. The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey. This requirement is applied regardless of future-year revenue estimates for the library component of which the survey is a part and does not consider the existence of deferred revenue with respect to the library component or to any survey. See " - Revision of Useful Life".

Revision of Useful Life.  In the fourth quarter of 2002, we evaluated our estimate of the useful life of our seismic data library and revised the estimated useful life of our seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years. We reevaluated our estimate of the useful life of our seismic data library again in 2004 and, effective July 1, 2004, revised the estimated useful life of all of our seismic data library to four years from five years for offshore data and from seven years for onshore data. In making these decisions, we considered a number of factors, including, among others, the useful lives used by others in the industry, additional amortization charges recorded, previous impairment charges recorded and seismic industry conditions. We believe our current estimate of useful life is more in line with current general industry practice and is conservative.  For existing surveys less than four years of age at July 1, 2004, the revision in useful life is being recognized prospectively over the remaining useful life of each seismic survey.

Seismic Data Library Impairment.  We evaluate our seismic data library by grouping individual surveys into components based on our operations and geological and geographical trends, resulting in the following data library groupings for purposes of evaluating impairments:  (I) Gulf of Mexico offshore comprising the following components:  (a) multi-component data, (b) value-added products, (c) ocean bottom cable data, (d) shelf data, and (e) deep water data; (II)  North America onshore comprising the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products; and (III) international data outside North America.  We believe that these library components constitute the lowest levels of independently identifiable cash flows.

We evaluate our seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We consider the level of sales performance compared to projected sales by component, as well as industry conditions, among others, to be key factors in determining when our seismic data should be evaluated for impairment.   In evaluating sales performance of each component, we generally consider three consecutive quarters of actual performance below forecasted sales, among other things, to be an indicator of potential impairment.

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

The following table shows the estimated impact on amortization rates effective as of January 1, 2005, had the level of future sales been increased or decreased by the percentages shown, with all other factors remaining constant:

Estimated Range of
Change in future revenue	Amortization Rates

Increase by 10%	70% - 74%
Decrease by 10%	70% - 90%

In a portion of our seismic data library activities, we engage in certain non-monetary exchanges and record a data library asset for the seismic data received and recognize revenue on the transaction in accordance with our policy on revenue from data licenses or revenue from data acquisition, as applicable. These transactions are valued at the fair value of the data received by us or licenses granted by us, whichever is more readily determinable. In addition, we obtain third-party concurrence on the portfolio of all non-monetary exchanges of $500,000 or more in order to support our estimate of the fair value of the transactions. Our estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between us and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management's estimates and assumptions change in the future, our future profitability may improve or decline significantly based on such changes.

Results of Operations

The following table summarizes the components of our revenue for the three years ended December 31, 2004 (in thousands):

	2004	2003	2002

Acquisition revenue:
Cash underwriting	$35,337	$35,577	$23,549
Underwriting from non-monetary
exchanges	1,908	624	-
Total acquisition revenue	37,245	36,201	23,549
Licensing revenue:
New resales for cash	80,340	79,776	66,231
Non-monetary exchanges	12,304	10,630	13,551
Deferral of revenue	(44,182)	(51,421)	(38,366)
Selections of data	47,131	51,603	81,982
Total resale revenue	95,593	90,588	123,398
Solutions and other	4,837	4,676	2,848
Total revenue	$137,675	$131,465	$149,795

Revenue increased $6.2 million or approximately 4.7% from 2003 to 2004.  This increase is primarily due to higher data resale activity, which was up 5.5% to $95.6 million.  This increase is the result of an increase in the non-cash components of revenue, including fewer deferrals of new data license agreements during 2004, partially offset by lower selections of data from contracts whose revenue was initially deferred.  Data acquisition revenue was up 2.9%.  Although our capability and availability of new projects were not constrained in 2004, we executed a disciplined approach to new data acquisitions, selecting those projects we believed would result in repeated licensing over an extended period.

Revenues decreased by $18.3 million or about 12% between 2002 and 2003 primarily resulting from lower resale revenue partially offset by higher acquisition revenue.  Resale revenue was lower principally due to (1) reduced selections of data from contracts whose revenue was initially deferred, (2) lower revenues from non-monetary exchanges, and (3) higher deferrals relating to current cash sales and non-monetary exchanges. Partially offsetting these decreases was an increase in cash resales from our data library between years.  This increase was directly attributable to a significant decrease in first quarter 2002 cash licensing sales which were negatively impacted by lower than expected energy commodity prices, which in turn, led to an overall slowdown in spending on certain oil and gas activities, including seismic data.  Increased data acquisition revenues resulted from a more active program to add new onshore data to the library.  Increased Solutions revenue reflected the capture of reproduction and delivery activity previously outsourced to third parties.

At December 31, 2004, we had a deferred revenue balance of $53.5 million, of which $11.1 million resulted from non-monetary exchanges through which we received ownership of seismic data in lieu of cash. The total deferred revenue at December 31, 2004 consists of $22.5 million deferred revenue on contracts entered into prior to 2004 and $31.0 million on contracts entered into during 2004. The deferred revenue will be recognized when selection of specific data is made by the customer or upon expiration of the data selection period specified in the data licensing contracts, whichever occurs first. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period, although some revenue may be recognized earlier if selection occurs earlier (in thousands):

2005.......................................	$40,168
2006.......................................	10,753
2007.......................................	1,398
2008.......................................	408

The remaining approximately $761,000 does not have contractual expiration dates and is expected to be spread throughout the above periods depending upon the customers' needs.

Seismic data library amortization amounted to $163.0 million, $76.6 million and $124.0 million for 2004, 2003 and 2002, respectively.  Amortization for 2004 included $59.1 million of amortization resulting from the revision in the estimated useful life of the data used in the straight-line calculation effective July 1, 2004.  Certain seismic surveys within our data library were older than the revised estimate of useful life, resulting in this charge.  Amortization for 2002 included $45.7 million resulting from the revision in the estimated useful life of the data used in the straight-line calculation effective October 1, 2002. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  Seismic data amortization as of percentage of seismic licensing revenue is summarized as follows (in thousands):

Components of Amortization	Year Ended December 31,			Percentage of Revenue
	2004	2003	2002	2004	2003	2002
Income forecast	$59,935	$56,764	$61,030	45%	45%	41%
Straight-line	43,973	19,830	17,247	33%	15%	12%
Revision of useful life	59,060	-	45,707	45%	-	31%
Total	$162,968	$76,594	$123,984	123%	60%	84%

The increase in the rate of straight-line amortization in 2004 is primarily due to the reduction in the useful life to four years effective July 1, 2004.

The amortization rates vary by component and, effective January 1, 2005, range from a low of 70% to a high of 81% with a weighted average rate of 70.3% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased.  Additionally, certain library components have been fully amortized; consequently, no amortization expense is required on revenue recorded for these library components.

In 2003 and 2002, we recorded $30.0 million and $83.0 million, respectively, in non-cash impairment charges. These charges related to several different components of our seismic data library. Based on industry conditions and the recent level of cash sales for certain of our library components, we revised our estimate of future cash flows for such components. As a result, we determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such components, and accordingly, recorded impairments based on the fair value of such library components by discounting their estimated future cash flows using a risk adjusted rate of return. Declining industry conditions or decreases in cash resales could result in additional impairment charges in future periods.

Selling, general and administrative ("SG&A") expenses were $30.2 million in 2004, $33.8 million in 2003 and $71.9 million in 2002.  SG&A expenses include a number of special items that are not necessarily indicative of our core operations or our prospects and impact comparability between years.  These special items totaled $1.5 million, $5.5 million and $27.4 million for 2004, 2003 and 2002, respectively, and consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002

Legal fees and other costs associated with litigation
with several parties	$174	$1,375	$1,748
Legal fees and other costs associated with restructuring
efforts incurred prior to Chapter 11 filing	-	4,206	7,179
Litigation accruals	455	2,056	6,049
Acceleration of costs associated with the lease of a jet aircraft	-	678	1,515
Reduction of litigation accrual due to settlement for
less than amount previously estimated	-	(2,798)	-
Severance costs related to former executive officers	877	-	1,317
Allowances for collection of advances and notes receivable
from former executive officers	-	-	9,565

After considering these special items, SG&A between 2004 and 2003 were at consistent levels.  The further decrease in SG&A from 2002 to 2003 was the result of cost-cutting measures implemented in the last half of 2002.  Additionally, SG&A in 2002 included (i) higher commission expense related to the higher level of revenue, (ii) increased consulting fees, primarily associated with the Solutions business, and (iii) additional professional fees incurred in connection with the restatement of our financial statements.

Interest expense was $25.4 million in 2004, $20.5 million in 2003 and $21.2 million in 2002. The increase in interest expense from 2003 to 2004 was primarily due to overlapping interest on our old and new senior notes as the payoff on our old senior notes did not occur until August 12, 2004, as well as the higher interest rate on our new senior notes which were issued on July 2, 2004.  The decrease in interest expense from 2002 to 2003 was primarily due to 2002 interest expense including (i) the write-off of the balance of deferred financing costs of $321,000 associated with the termination of our then-existing revolving line of credit and (ii) a fee of $370,000 paid to secure amendments to our old senior notes.

During the three years ended December 31, 2004, we reported foreign currency transaction gains on U.S. denominated transactions of our Canadian subsidiaries totaling $2.4 million, $4.1 million and $0.1 million, respectively.

During the second quarter of 2003, we negotiated the settlement of certain liabilities for less than the amounts previously recorded in the financial statements, resulting in a gain of $681,000 for 2003.

During 2002, we sold certain marketable securities for cash proceeds of $2,490,000. As a result, a loss on the sale of these marketable securities of $332,000 is reflected in the consolidated statement of operations for the year ended December 31, 2002.

During 2004 and 2003, we incurred expenses associated with reorganization totaling $12.5 million and $6.0 million, respectively. Reorganization items are expense or income items that are incurred or realized by Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they are not paying their pre-petition liabilities. For the years ended December 31, 2004 and 2003, reorganization items were as follows (in thousands):

	Year Ended
	December 31,
	2004	2003
Professional Fees	$9,290	$5,074
Interest Income	(98)	(32)
Accelerated amortization of deferred debt issue costs	1,007	-
Provision for rejected executory contract	-	250
Reduction of pre-petition liabilities	(526)	-
Letter of credit fee - Mellon HBV	2,500	-
Other	325	692
Total	$12,498	$5,984

Tax expense (benefit) was $(3.3) million, $2.2 million and $(18.3) million for the years ended December 31, 2004, 2003 and 2002, respectively.   The tax benefit in 2004 resulted from benefits in both the U.S. ($1.4 million) and Canada ($1.9 million).  In 2004, we completed and filed our U.S. Federal income tax return for the year ended December 31, 2003.  As a result, the amount of the tax refund claimed on our return was $11.3 million, representing a $1.4 million increase over the estimated amount of refund previously recorded.  Accordingly, an income tax benefit of $1.4 million was recorded in the U.S. to account for the additional refund.  The U.S. benefit resulting from our book losses for the 2004 year was offset by a valuation allowance since such benefit was not assured of realization.  The tax benefit in Canada primarily resulted from the carryback to prior years of operating and capital losses generated in 2004, resulting in a refund due of $1.3 million (Canadian).

In 2003, we recorded income tax expense totaling $2,199,000, of which $711,000 related to U.S. income tax expense and $1,488,000 related to Canadian tax expense. As a result of our recording a loss for 2003, along with the chapter 11 filing and the fact that there existed substantial doubt about our ability to continue to recover assets and satisfy liabilities in the normal course of business, our income tax benefit was limited to the amount of tax that could be carried back to prior years. The remaining U.S. tax benefit was offset by a valuation allowance since such benefit was not assured of realization. The Canadian tax expense related to earnings on certain Canadian subsidiaries.

Our effective income tax rate from continuing operations was 3.5% (benefit), 6.0% and 11.7% (benefit) for 2004, 2003 and 2002, respectively. Our effective tax rate for these years differed from the amounts that result from applying the U.S. Federal income tax rate of 35% due principally to the effect of foreign taxes, non-deductible expenses and valuation allowances.

Discontinued Operations

In June 2002, our Board of Directors unanimously adopted a plan to dispose of our oil and gas operations by sale. Accordingly, our consolidated financial statements report the oil and gas operations as discontinued operations.  In 2002, we sold substantially all of our oil and gas assets and recorded charges totaling $58.9 million to reduce the carrying value of such assets to their estimated fair value. During 2003, we revised our estimate of the fair value of our remaining oil and gas properties and increased our estimate of fair value by $985,000. In January 2004, we sold a portion of our remaining oil and gas assets for approximately $1.3 million, of which $1 million was paid in cash and the balance was paid in four equal quarterly installments from April 30, 2004 to January 31, 2005 pursuant to a promissory note. Our remaining oil and gas assets are not material and we continue to seek buyers.

Revenue from the discontinued operations was $217,000, $328,000 and $7,768,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Pre-tax income (loss) from discontinued operations was $144,000, $1,139,000 and $(62,709,000) for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in revenue between 2003 and 2002 was primarily due to lower production volumes as a result of the sale of the majority of the producing wells. The decrease in pre-tax income from discontinued operations between 2004 and 2003 was primarily due to the increased fair value recorded in 2003, whereas none was recorded in 2004.  The decrease in the pre-tax income (loss) from discontinued operations between 2003 and 2002 was primarily due to the loss on the sale of the assets recorded in the 2002 periods.

Liquidity and Capital Resources

Plan of Reorganization

On July 21, 2003, we filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On March 18, 2004, the bankruptcy court entered an order confirming the Plan and, on July 2, 2004, the Plan became effective. In August 2004, we received gross proceeds of $75 million as a result of the exercise of the Stockholder Warrants and the sale of shares of our common stock to the Standby Purchasers. Additionally, we completed the private placement of $193 million face value 11.75% senior notes resulting in proceeds of $188.5 million. In accordance with the Plan, all of our outstanding allowed pre-petition claims have been fully paid, in cash, together with post-petition interest, except with respect to any disputed claims and any claims that were reinstated under the Plan, utilizing these funds plus our available cash.  Summarized below are the sources and uses of funds as of August 12, 2004 (in millions).

Sources			Uses
Cash on hand	$38.6		Senior Notes	$255.0
Senior Notes proceeds	188.5		Interest on Senior Notes	24.3
Stock proceeds	75.0		Secured Claims	6.2
			Unsecured Claims	5.5
			Offering Expenses(1)	11.1
Total Sources	$302.1	(2)	Total Uses	$302.1	(2)

(1)	Related to the offering of reorganized common stock, Stockholder Warrants and sale of shares to the Standby Purchasers, and the private placement of the 11.75% senior notes.
(2)	Excludes administrative costs related to the Plan and other related fees and expenses incurred and paid throughout the reorganization process.

Sources and Uses of Liquidity

As of March 23, 2005, we had approximately $46.2 million in consolidated cash, cash equivalents and short-term investments.

U.S. Credit Facility.  We have in place a revolving credit facility for up to $30 million, subject to borrowing base limitations.  The borrowing base is determined from time to time based on the lesser of:

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

Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  At March 23, 2005, there was no outstanding balance under the facility and there was $30 million of availability.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.

Canadian Credit Facility.  On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into a revolving credit facility. The facility allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $74.9 million (Canadian) at December 31, 2004) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of March 23, 2005, no amounts were outstanding on this revolving line of credit and $5 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $58.3 million, $80.3 million and $21.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Operating cash flows decreased between 2003 and 2004 primarily as a result of (1) an increase in interest expense paid in the 2004 period of $15.6 million due to the payment of interest on our old senior notes and other pre-petition liabilities, (2) payment of pre-petition liabilities (excluding principal on debt and interest) of $5.9 million, and (3) an increase in the amount and payment of costs associated with our reorganization of $11.0 million.  Additionally, the 2003 period included receipt of a tax refund totaling $17.4 million whereas 2004 included a receipt of $11.3 million.  The significant increase from 2002 to 2003 was primarily due to the receipt of a U.S. tax refund of $17.4 million, non-payment of interest expense on the Debtors' debt due to the bankruptcy proceedings and increased cash license sales during 2003.

Investing Activities.  Cash flows used by investing activities from continuing operations were $49.8 million, $48.7 million and $49.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Cash expenditures for seismic data were $48.7 million, $52.1 million and $41.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Financing Activities.  Cash flows used in financing activities were $9.1 million, $5.6 million and $2.6 million for the years ended December  31, 2004, 2003 and 2002, respectively.  During 2004, we completed our Plan of Reorganization resulting in the issuance of common stock for $75 million, the issuance of our 11.75% senior notes with net proceeds of $182.9 million, the payment in full of old senior notes of $255 million, the payment in full of a term loan for $5.4 million and the payment of professional fees and costs related to such equity and debt transactions of $5.5 million.  During the year ended December 31, 2003, payments on term loans and capital leases equaled $5.8 million and were offset by payments received on notes receivable from officers and employees of approximately $1.1 million.

As of December 31, 2004, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
					2011 and
Contractual cash obligations	Total	2005	2006-2008	2009-2010	thereafter
Debt obligations (1)(2)	$353,524	$23,923	$68,251	$45,499	$215,851
Capital lease obligations (2)	8,397	2,904	886	616	3,991
Operating lease obligations	4,132	958	1,766	921	487
Total contractual cash obligations	$366,053	$27,785	$70,903	$47,036	$220,329

(1)        Debt obligations include the face amount of the our 11.75% senior notes totaling $193 million.

(2)        Amounts include interest related to debt and capital lease obligations.

On July 2, 2004, we consummated an institutional private placement of 11.75% senior unsecured notes totaling $193 million aggregate principal amount due on July 15, 2011.  These notes were offered at a discount of 2.325% from their principal amount at maturity resulting in cash proceeds, before offering expenses, of approximately $188.5 million, which proceeds were used to partially fund payments of allowed creditors' claims required under the Plan.  Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. As required by their terms, our 11.75% senior notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. The 11.75% senior notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries on a senior basis.  The 11.75% senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisitions and sales of assets.

From time to time on or before July 15, 2007, we may redeem up to 35% of the aggregate principal amount of our 11.75% senior notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year we have excess cash flow (as defined in the indenture) in excess of $5.0 million, we will be required to use 50% of the excess cash flow to fund an offer to repurchase our 11.75% senior notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If we have less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer will be required only if there is no event of default under our revolving credit facilities prior to and after giving effect to the repurchase payment.  Upon a change of control (as defined in the indenture), each holder of our 11.75% senior notes will have the right to require us to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Anticipated Liquidity.  Our ability to make required payments of principal and interest on borrowings under our revolving credit facility and in respect of our 11.75% senior notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our 11.75% senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see " - Overview" and "Business - Additional Risk Factors" above.

Deferred Taxes

As of December 31, 2004, we had a net deferred tax liability of $606,000 attributable to our Canadian operations.  In the U.S., we had a net deferred tax asset of $88.9 million, all of which was fully offset by a valuation allowance. Additionally, in Canada, we had a remaining net deferred tax asset of $3.7 million, all of which was fully offset by a valuation allowance.  The recognition of such deferred tax assets will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of December 31, 2004, the recovery of such deferred tax assets is not assured of realization.

Section 382 of the Internal Revenue Code places a limit on certain tax attributes which were in existence prior to a greater than 50% change in ownership.  The rules use a rolling three-year period for determination of such change.  Currently, we do not anticipate that any remaining tax credit carryforwards or certain other of our tax attributes applicable to periods prior to the effective date of the Plan (collectively, "pre-change losses") will be subject to limitation under Section 382 of the Internal Revenue Code as a result of the Plan.  However, we will continue to analyze and monitor ownership changes to identify potential limitations pursuant to Section 382.

Off-Balance Sheet Transactions

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

Capital Expenditures

During 2004, capital expenditures for seismic data and other property and equipment amounted to $64.3 million.  Our capital expenditures for 2005 are presently estimated to be $72.5 million.  The 2004 actual and 2005 estimated capital expenditures are comprised of the following (in thousands):

	Actual for	Estimate For
	Year Ended	Year Ending
	December 31,	December 31,
	2004	2005
New data acquisition	$50,679	$47,783
Cash purchases of seismic data and other	1,834	11,902
Non-monetary exchanges	10,670	11,840
Other property and equipment	1,112	1,011
Total Capital Expenditures	64,295	72,536
Less:
Non-monetary exchanges	(10,670)	(11,840)
Other non-cash additions, primarily offsets with customers	(81)	-
Changes in working capital	(4,853)	-
Cash investment per statement of cash flows	$48,691	$60,696

The capital expenditures discussed above are within the capital expenditure limitations imposed by our 11.75% senior notes.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Actual for	Estimate For
	Year Ended	Year Ending
	December 31,	December 31,
	2004	2005
Total Capital Expenditures	$64,295	$72,536
Less:
Non-cash additions	(10,751)	(11,840)
Cash underwriting	(35,337)	(33,635)
Capital expenditures funded from operating cash flow	$18,207	$27,061

As of March 23, 2005, we had capital expenditure commitments related to data acquisition projects of approximately $23.4 million of which approximately $16.9 million of cash underwriting has been obtained.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148. SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board ("APB") Opinion No. 25.  SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005.  Seitel currently expects to adopt SFAS No. 123(R) effective July 1, 2005.  We have not yet quantified the financial impact of adoption of this standard.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2004, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2004:

						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Debt:
Fixed Rate	$319	$38	$40	$44	$48	$193,208	$193,697	$206,302
Average Interest
Rate	5.17%	10%	10%	10%	10%	11.75%	11.74%

The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2003:

						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
Debt:
Variable Rate	$5,417	$-	$-	$-	$-	$-	$5,417	$5,417
Average Interest
Rate	4.02%	-%	-%	-%	-%	-%	4.02%
Fixed Rate	$42,531	$12,537	$32,538	$12,540	$62,544	$92,756	$255,446	$223,590
Average Interest
Rate	7.17%	7.29%	7.14%	7.29%	7.21%	7.38%	7.26%

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

Item 8.    Financial Statements and Supplementary Data

The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in ITEM 15(a)(1) and (2) below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer along with the Company's Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2004 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Company's President and Chief Executive Officer and the Company's Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2005 to be filed within 120 days after December 31, 2004, under the captions entitled "Nominees for Election," "Continuing Directors," "Executive Officers" and "Board and Committee Activity, Structure and Compensation."

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2005 to be filed within 120 days after December 31, 2004, under the captions "Compensation of Executive Officers," "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2005 to be filed within 120 days after December 31, 2004, under the caption "Security Ownership of Management and Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions

The information required by this Item with respect to certain relationships and related transactions is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2005 to be filed within 120 days after December 31, 2004, under the caption "Certain Relationships and Related Transactions."

Item 14.    Principal Accountant Fees and Services

Information regarding auditor fees, audit-related fees, tax fees and all other fees and services billed by the principal accountant is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2005 to be filed within 120 days after December 31, 2004, under the caption "Principal Accountant Fees and Services".

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report		Page

	(1)	Financial Statements:

		Reports of Independent Registered Public Accounting Firms	F-1
		Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the years ended
		December 31, 2004, 2003, and 2002	F-5

Consolidated Statements of Stockholders' Equity for the years ended
		December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the years ended
		December 31, 2004, 2003 and 2002	F-7
		Notes to Consolidated Financial Statements	F-8

	(2)	Schedule II - Valuation and Qualifying Accounts	88

All other schedules have been omitted because the information is not required or is not material, or because the information is included in the financial statements or the notes thereto.

	(3)	Exhibits:

2.1        Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, filed January 17, 2004 (Case No. 03-12227 (PJW)) (incorporated by reference from Exhibit 2.1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on March 10, 2004).

2.2        Findings of Fact, Conclusions of Law and Order Confirming Debtors' Third Amended Joint Plan Reorganization under Chapter 11 of the Bankruptcy Code, as Modified (Case No. 03-12227 (PJW) (incorporated by reference from Exhibit 2.2 to the annual report filed on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004).

3.1        Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

3.2        Certificate of Amendment to Certificate of Incorporation dated December 15, 2004 (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-121476, as filed with the SEC on December 21, 2004).

3.3        Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 2.3 to the Registration Statement on Form S-4, No. 333-121476, as filed with the SEC on December 21, 2004).

4.1        Form of Certificate of Common Stock of the Company (incorporated by reference from Exhibit 4.1 to the Company's Form 8-A, as filed with the SEC on June 28, 2004).

4.2        Indenture dated as of July 2, 2004 by and among the Company, the Guarantors named therein and LaSalle Bank National Association, as Trustee (incorporated by reference from Exhibit 4.4 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

4.3        Registration Rights Agreement dated as of July 2, 2004, among the Company, the Guarantors named therein and UBS Securities LLC and Jeffries & Company, Inc., as Initial Purchasers (incorporated by reference from Exhibit 4.5 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

4.4        Registration Rights Agreement, dated as of July 2, 2004, by and between the Company and Mellon HBV Alternative Strategies, LLC (incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-4, No. 333-121476, as filed with the SEC on December 21, 2004).

10.1†    Seitel, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.1 to the Company's registration statement on Form S-4, No. 333-121476, as filed with the SEC on December 21, 2004).

10.2†*   [Amended and Restated Form of Grant for Employees under Plan] Form of Restricted Stock Award Agreement for employee grants made under the Seitel, Inc. 2004 Stock Option Plan.

10.3†    Form of Non-Employee Director Restricted Stock Agreement for grants made under the Seitel, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 4.3 to the Company's registration statement on Form S-8, as filed with the SEC on February 14, 2005, File No. 333-122782).

10.4†*   First Amended and Restated Restricted Stock Agreement for Robert D. Monson dated March 22, 2005.

10.5†*   Restricted Stock Agreement for Kevin P. Callaghan dated March 24, 2005.

10.6†    Stock Option Agreement for Fred S. Zeidman dated July 2, 2004 (incorporated by reference from Exhibit 4.5 to the Company's registration statement on Form S-8, No. 333-122782, as filed with the SEC on February 14, 2005).

10.7†    Form of Non-Employee Director Restricted Stock Agreement for grants dated July 21, 2004 (incorporated by reference from Exhibit 4.6 to the Company's registration statement on Form S-8, No. 333-122782, as filed with the SEC on February 14, 2005).

10.8      Standby Funding Commitment Letter, dated as of January 5, 2004, by and between the Company and Mellon HBV Alternative Strategies LLC (incorporated herein by reference from Exhibit 99.1 to the current report filed on Form 8-K, as filed with the SEC on January 12, 2004).

10.9      Loan and Security Agreement, dated as of April 16, 2004, by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference form Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on April 23, 2004).

10.10    Amendment No. 1 to the Loan and Security Agreement, dated as of June 23, 2004, by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference from Exhibit 10.10 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

10.11    Amendment No. 2 to the Loan and Security Agreement, dated as of June 29, 2004, by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference from Exhibit 10.11 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

10.12    Amendment No. 3 to Loan and Security Agreement dated as of December 31, 2004 by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference from Exhibit 10.1 to the current report filed on Form 8-K, as filed with the SEC on January 4, 2005).

10.13†* Amended and Restated Employment Agreement, dated March 22, 2005, by and between Robert D. Monson and the Company.

10.14†* Employment Agreement, dated March 24, 2005, by and between Kevin P. Callaghan and the Company.

10.15†   Employment Agreement, dated February 17, 2004, by and between Randall D. Stilley and the Company (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on March 10, 2004).

10.16†* Retention and Change of Control Agreement, dated January 1, 2004, by and between Larry Lenig and the Company.

10.17    Revolving Credit Agreement, dated as of January 12, 2004, by and between Olympic Seismic Ltd. And Royal Bank of Canada (incorporated by reference from the Exhibit 10.8 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on March 10, 2004).

10.18†  Promissory Note, dated as May 13, 2003, issued by the Company to Herbert Pearlman in the amount of $735,000 (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on March 10, 2004).

10.19†  Severance Agreement and Release, dated effective August 31, 2004, by and among the Company and Leonard M. Goldstein (incorporated by reference from the report filed on Form 8-K, as filed with the SEC on August 31, 2004).

10.20†* Summary of 2005 Non-Employee Director and Executive Officer Compensation and Incentive Arrangements.

10.21    Form of Voting Guarantor Agreement entered into between Seitel, Inc. and each of Mellon HBV Master Rediscovered Opportunities Fund LP, Mellon HBV Master Multi-Strategy Fund LP, Mellon HBV Master Leveraged Multi-Strategy Fund LP, Mellon HBV Master U.S. Event Driven Fund LP, Mellon HBV Capital Partners LP, AXIS-RDO Limited, Distressed Recovery Master Fund Ltd., Lyxor/Mellon HBV Rediscovered Opportunities Fund Ltd. and HFR DS Performance Master Trust, dated as of August 12, 2004 and August 17, 2004 (incorporated by reference from Exhibit 10.9 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

14.1*    Amended and Restated Code of Ethics and Business Conduct of the Company, adopted December 15, 2004.

21.1*     List of Subsidiaries.

23.1*     Consent of BKD LLP.

23.2*     Consent of Ernst & Young, LLP.

31.1*     Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).

31.2*     Certification of Marcia H. Kendrick pursuant to Rule 13a-14(a)/15d-14(a).

32.1**   Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

32.2**   Certification of Marcia H. Kendrick pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

†    Management contract, compensation plan or arrangement.

*     Filed herewith.

**    Furnished, not filed, pursuant to Item 101(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

		SEITEL, INC.

		By:	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

		Date:		March	28,	2005

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature		Title				Date

/s/	Fred S. Zeidman	Chairman of the Board of Directors				March	28,	2005
	Fred S. Zeidman

/s/	Robert D. Monson	Chief Executive Officer, President and Director				March	28,	2005
	Robert D. Monson	(Principal Executive Officer)

/s/	Robert Kelley	Director				March	28,	2005
	Robert Kelley

/s/	C. Robert Black	Director				March	28,	2005
	C. Robert Black

/s/	Kevin S. Flannery	Director				March	28,	2005
	Kevin S. Flannery

/s/	Jay H. Golding	Director				March	28,	2005
	Jay H. Golding

/s/	Ned S. Holmes	Director				March	28,	2005
	Ned S. Holmes

/s/	Charles H. Mouquin	Director				March	28,	2005
	Charles H. Mouquin

/s/	J.D. Williams	Director				March	28,	2005
	J.D. Williams

/s/	Marcia H. Kendrick	Acting Chief Financial Officer and Chief Accounting				March	28,	2005
	Marcia H. Kendrick	Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Seitel, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Seitel, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Seitel, Inc. as of December 31, 2003 and for the two year periods ended December 31, 2003 were audited by other accountants whose unqualified report dated March 26, 2004, on those statements included emphasis paragraphs that described conditions that raised substantial doubt about the Company's ability to continue as a going concern as discussed in Note B and describes the change in accounting principle discussed in Note C.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Houston, Texas

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seitel, Inc.:

We have audited the accompanying consolidated balance sheet of Seitel, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seitel, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

                                                                                                                 /s/ ERNST & YOUNG LLP

Houston, Texas

March 26, 2004

except for Note Q,

as to which the date

is December 17, 2004

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2004	2003
ASSETS

Cash and equivalents	$43,285	$44,362
Restricted cash	162	202
Receivables
Trade, less allowance for doubtful accounts of $421 and $799 at
December 31, 2004 and 2003, respectively	41,164	37,461
Notes and other, less allowance for doubtful accounts of $275 at
December 31, 2004 and 2003	2,149	12,047

Seismic data library (Note C)	931,531	858,027
Less: Accumulated amortization	(780,301)	(610,486)
Net seismic data library	151,230	247,541

Property and equipment, at cost	34,661	32,901
Less: Accumulated depreciation and amortization	(23,584)	(17,470)
Net property and equipment	11,077	15,431

Oil and gas operations held for sale (Note D)	223	1,552
Investment in marketable securities	33	99
Prepaid expenses, deferred charges and other	14,159	8,394
TOTAL ASSETS	$263,482	$367,089

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Accounts payable	$9,255	$6,330
Accrued liabilities	18,981	8,820
Employee compensation payable	2,236	2,264
Oil and gas operations held for sale (Note D)	28	17
Debt (Note F)
Senior Notes	188,726	-
Term loans	697	5,417
Obligations under capital leases (Note G)	5,294	6,571
Deferred income taxes (Note E)	606	1,953
Deferred revenue (Note A)	53,488	58,876
Liabilities subject to compromise	-	273,119
TOTAL LIABILITIES	279,311	363,367

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $.01 per share; authorized 400,000,000 and 50,000,000 shares at December 31, 2004 and 2003, respectively; issued and outstanding
151,414,143 and 25,811,601 at December 31, 2004 and 2003, respectively	1,514	258
Additional paid-in capital	235,081	166,630
Retained deficit	(254,384)	(159,731)
Treasury stock, 435,918 shares at cost at December 31, 2003	-	(5,373)
Deferred compensation - restricted stock	(1,125)	-
Notes receivable from officers and employees for stock purchases	(21)	(124)
Accumulated other comprehensive income	3,106	2,062
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(15,829)	3,722

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,482	$367,089

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002

REVENUE	$137,675	$131,465	$149,795

EXPENSES:
Depreciation and amortization	168,201	82,638	129,856
Cost of sales	332	815	928
Selling, general and administrative	30,160	33,814	71,857
Impairment of seismic data library	-	29,959	82,964
	198,693	147,226	285,605

LOSS FROM OPERATIONS	(61,018)	(15,761)	(135,810)
Interest expense	(25,356)	(20,526)	(21,248)
Interest and other income	920	576	392
Foreign currency exchange gains	2,372	4,136	125
Gain on extinguishment of liabilities	-	681	-
Reorganization items (Note B)	(12,498)	(5,984)	-
Loss on sale of marketable securities	-	-	(332)
Loss from continuing operations before
income taxes and cumulative effect of change in
accounting principle	(95,580)	(36,878)	(156,873)
Provision (benefit) for income taxes	(3,338)	2,199	(18,304)
Loss from continuing operations before cumulative effect
of change in accounting principle	(92,242)	(39,077)	(138,569)
Discontinued operations:
Income (loss) from operations (including gain (loss) from
disposal of $985 and $(60,172) in 2003 and 2002,
respectively, before income taxes	144	1,139	(62,709)
Income tax expense (benefit)	-	-	-
Income (loss) from discontinued operations	144	1,139	(62,709)
Cumulative effect of change in accounting principle, net of tax
benefit of $5,994 in 2002	-	-	(11,162)
NET LOSS	$(92,098)	$(37,938)	$(212,440)

Basis and diluted income (loss) per share:
Loss from continuing operations	$(1.20)	$(1.54)	$(5.48)
Income (loss) from discontinued operations	-	.04	(2.48)
Cumulative effect of change in accounting principle	-	-	(.44)
Net loss	$(1.20)	$(1.50)	$(8.40)

Weighted average number of common and common
equivalent shares - basic and diluted	76,991	25,376	25,300

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

										Accum-
										ulated
								Deferred	Notes	Other
								Compen-	Receivable	Compre-
	Compre-			Additional	Retained			sation -	from	hensive
	hensive	Common Stock		Paid-In	Earnings	Treasury Stock		Restricted	Officers &	Income
	Loss	Shares	Amount	Capital	(Deficit)	Shares	Amount	Stock	Employees	(Loss)

Balance, December 31, 2001		25,810,603	$258	$166,456	$91,624	(735,918)	$(9,072)	$-	$(3,776)	$(1,903)
Net proceeds from issuance
of common stock upon
exercise of options		998	-	9	-	-	-	-	-	-
Tax reduction from exercise of
stock options		-	-	165	-	-	-	-	-	-
Issuance of common stock in
connection with employee
agreements		-	-	-	(977)	300,000	3,699	-	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	-	751	-
Allowance for notes receivable		-	-	-	-	-	-	-	1,847	-
Net loss	$(212,440)	-	-	-	(212,440)	-	-	-	-	-
Foreign currency translation
adjustments	89	-	-	-	-	-	-	-	-	89
Unrealized gain on marketable
securities	1	-	-	-	-	-	-	-	-	1
Reclassification adjustment for
losses included in income,
net of tax benefit of $75	305	-	-	-	-	-	-	-	-	305
Comprehensive loss	$(212,045)
Balance, December 31, 2002		25,811,601	258	166,630	(121,793)	(435,918)	(5,373)	-	(1,178)	(1,508)
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	-	1,054	-
Net loss	$(37,938)	-	-	-	(37,938)	-	-	-	-	-
Foreign currency translation
adjustments	3,499	-	-	-	-	-	-	-	-	3,499
Unrealized gain on marketable
securities	71	-	-	-	-	-	-	-	-	71
Comprehensive loss	$(34,368)
Balance, December 31, 2003		25,811,601	258	166,630	(159,731)	(435,918)	(5,373)	-	(124)	2,062
Proceeds from issuance of
common stock, net of
expenses		125,000,000	1,250	53,639	-	-	-		-	-
Issuance of restricted stock		1,038,460	10	1,137	-	-	-	(1,147)	-	-
Issuance of common
stock warrant		-	-	16,489	-	-	-	-	-	-
Amortization of deferred
compensation cost		-	-	-	-	-	-	22	-	-
Retirement of treasury shares		(435,918)	(4)	(2,814)	(2,555)	435,918	5,373	-	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	-	103	-
Net loss	$(92,098)	-	-	-	(92,098)	-	-		-	-
Foreign currency translation
adjustments	1,106	-	-	-	-	-	-		-	1,106
Unrealized loss on marketable
securities	(62)	-	-	-	-	-	-		-	(62)
Comprehensive loss	$(91,054)
Balance, December 31, 2004		151,414,143	$1,514	$235,081	$(254,384)	-	$-	$(1,125)	$(21)	$3,106

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(92,098)	$(37,938)	$(212,440)
Loss (income) from discontinued operations, net of tax	(144)	(1,139)	62,709
Cumulative effect of change in accounting principle, net of tax	-	-	11,162
Depreciation and amortization	168,201	82,638	130,343
Impairment of seismic data library	-	29,959	82,964
Allowance for collection of trade receivables	75	252	650
Allowance for collection of notes and other receivables	-	-	9,512
Deferred income tax provision (benefit)	(989)	13,275	(5,679)
Non-cash sales	(18,448)	(16,540)	(52,525)
Loss on sale of marketable securities	-	-	332
Amortization of deferred financing costs	2,038	482	514
Amortization of debt discount	213	-	-
Amortization of deferred compensation	22	-	-
Write off of deferred financing costs	-	-	321
Gain on extinguishment of debt	-	(681)	-
Loss (gain) on sale of property and equipment	2	12	(80)
Common stock issued as compensation	-	-	444
(Increase) decrease in receivables	5,962	(1,702)	208
(Increase) decrease in other assets	250	(1,129)	2,190
Increase (decrease) in deferred revenue	1,437	1,362	(9,832)
Increase (decrease) in accounts payable and other liabilities	(8,209)	11,463	923
Net cash provided by operating activities of continuing operations	58,312	80,314	21,716

Cash flows from investing activities:
Cash invested in seismic data	(48,691)	(52,106)	(40,986)
Cash paid to acquire property and equipment	(1,112)	(844)	(8,933)
Cash received from disposal of property and equipment	-	15	2,540
Net proceeds from sale of marketable securities	-	-	2,490
Decrease (increase) in restricted cash	40	4,267	(4,469)
Net cash used in investing activities of continuing operations	(49,763)	(48,668)	(49,358)

Cash flows from financing activities:
Borrowings under line of credit	-	-	20,274
Principal payments under line of credit	-	-	(21,579)
Borrowings on term loans	361	-	3,104
Principal payments on term loans	(5,527)	(3,421)	(3,885)
Principal payments on capital lease obligations	(1,475)	(2,372)	(1,264)
Proceeds from issuance of senior notes	182,858	-	-
Principal payments under senior notes	(255,000)	-	-
Proceeds from issuance of common stock	75,000	-	9
Costs of debt and equity transactions	(5,548)	(431)	-
Buyout of financial guaranty	-	(325)	-
Loans to officers, employee and director	-	(161)	(65)
Payments on notes receivable from officers, employees and director	220	1,064	776
Net cash used in financing activities of continuing operations	(9,111)	(5,646)	(2,630)

Effect of exchange rate changes	(1,918)	(3,376)	138
Net cash provided by discontinued operations	1,403	221	26,428
Net increase (decrease) in cash and equivalents	(1,077)	22,845	(3,706)
Cash and equivalents at beginning of period	44,362	21,517	25,223
Cash and equivalents at end of period	$43,285	$44,362	$21,517

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE A-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:    Seitel, Inc. (the "Company") has ownership in an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The main geographic regions of the Company's focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, western Canada, Mississippi, eastern Texas, the Rocky Mountain region and northern Louisiana.   The majority of the Company's seismic data covers onshore regions within North America with the remainder covering offshore United States.  To support its seismic data licensing business, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit ("Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

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

Substantial Doubt About the Company's Ability to Continue as a Going Concern as of December 31, 2003:   As of December 31, 2003, the Company's financial statements have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (see "Note B-Reorganization Proceedings").  Accordingly, as of December 31, 2003, there was substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business.  On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 6, 2004.  On March 18, 2004, the Bankruptcy Court confirmed the Plan.  Under the Plan, all of the Company's outstanding allowed pre-petition claims were fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any secured claims that were reinstated under the Plan.  The Plan further provided that the Company receive $75 million of new equity as a result of the exercise of the reorganized common stock purchase warrants and/or the sale of shares under the standby purchase agreement.  Payments to creditors under the Plan were funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds from the new senior unsecured notes, and (iii) available cash and equivalents of not less than $35 million.  Certain conditions, as fully described in "Note B-Reorganization Proceedings", were required for the Plan to become effective, which occurred on July 2, 2004. The consolidated financial statements reflect the amounts as of December 31, 2003, which the Company believed would ultimately be paid to settle liabilities and contingencies allowed in bankruptcy, including interest.

Contractual Obligations:  As of December 31, 2004, the Company had approximately $366.1 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
					2011 and
Contractual cash obligations	Total	2005	2006-2008	2009-2010	thereafter
Debt obligations (1)(2)	$353,524	$23,923	$68,251	$45,499	$215,851
Capital lease obligations (2)	8,397	2,904	886	616	3,991
Operating lease obligations	4,132	958	1,766	921	487
Total contractual cash obligations	$366,053	$27,785	$70,903	$47,036	$220,329

(1)  Debt obligations include the face amount of the 11.75% senior notes totaling $193 million.

(2)  Amounts include interest related to debt and capital lease obligations.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gain on Extinguishment of Liabilities:    In 2003, the Company negotiated settlement of certain liabilities for less than the amounts previously recorded in the financial statements.  The resulting gain of $681,000 has been reflected as a gain on extinguishment of liabilities in the accompanying consolidated statements of operations for the year ended December 31, 2003.

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

In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data received and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses or revenue from data acquisitions, as applicable.  These transactions are valued at the fair value of the data received by the Company or licenses granted by the Company, whichever is more readily determinable.  In addition, the Company obtains third-party concurrence on the portfolio of all non-monetary exchanges of $500,000 or more in order to support its estimate of the fair value of the transactions.  The Company's estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.  To the extent management's estimates and assumptions change in the future, the Company's future profitability may improve or decline significantly based on such changes.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition:

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

  Library card license contract - The customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The length of the selection periods under the library card contracts is limited in time.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

  the specific payment terms, generally ranging from 30 days to 18 months, and that such payments are non-cancelable and non-refundable;

  the actual data that is accessible to the customer; and

  that the data is licensed in its present form, where is and as is and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

  the Company has an arrangement with the customer that is validated by a signed contract;

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Seismic data library additions	$10,670	$13,033	$13,551

Revenue recognized based on
selections of data	16,459	14,044	44,965

Revenue recognized related to
acquisition contracts	1,908	624	-

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property and Equipment:    Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures recorded at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.  Depreciation expense for the three years ended December 31, 2004 was $5.2 million, $6.0 million and $5.9 million, respectively.

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

At December 31, 2004, the Company had two securities with unrealized losses that are not deemed to be other-than-temporarily impaired.  One security had been in a continuous loss position for less than twelve months with total unrealized losses of $39,000 at December 31, 2004 and total unrealized gains of $27,000 at December 31, 2003.  The fair value of the security at December 31, 2004 was $25,000.  The second security had been in a continuous loss position for greater than twelve months with total unrealized losses of $7,000 and $8,000 at December 31, 2004 and 2003, respectively.  The fair value of the security was $8,000 at December 31, 2004.  The deferred tax expense on the net gains were $1,000 and $4,000 at December 31, 2004 and 2003, respectively.  The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value, and thus the Company does not consider these securities to be other-than-temporarily impaired.

Debt Issue Costs:    Debt issue costs related to the Company's new senior notes, old senior notes and revolving line-of-credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2004 and 2003 unamortized debt issue costs were $7,504,000 and $1,300,000, respectively.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  In assessing the realizability of deferred tax assets at December 31, 2004, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2004, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $11.0 million.

Foreign Currency Translation:    For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity.  Accumulated translation gains were $3,153,000 and $2,047,000 at December 31, 2004 and 2003, respectively.  Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains totaled $2,372,000, $4,136,000 and $125,000 for 2004, 2003 and 2002, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Derivatives:    The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments.  As of December 31, 2004 and 2003, the Company did not have any derivative contracts.

Earnings per Share:    In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. For the three years ended December 31, 2004, the Company did not have any potentially dilutive securities.  A weighted average year-to-date number of options and warrants to purchase 3,410,000, 4,272,000 and 7,710,000 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

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

	2004	2003	2002
Net loss
As reported	$(92,098)	$(37,938)	$(212,440)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	(1,042)	(3,244)	(3,816)
Pro forma	$(93,140)	$(41,182)	$(216,256)
Basic and diluted loss per share
As reported	$(1.20)	$(1.50)	$(8.40)
Pro forma	$(1.21)	$(1.62)	$(8.55)

For issuances of restricted stock to employees, compensation expense is determined as the difference between the purchase price, if any, and the fair market value of such stock on the date of issuance.  Such compensation expense is recognized pro-rata over the vesting periods of the awards.

Employee Benefit Plans:    The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines.  The Company matches a percentage of the employee contributions up to certain limits.  Savings plan expense amounted to $185,000, $154,000 and $164,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments:    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximated their fair values as of December 31, 2004 and 2003, due to the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the new senior notes and note payable to a former executive approximated $206,302,000 as of December 31, 2004, compared to the book value of $189,423,000.  The fair value of the old senior notes and note payable to a former executive approximated $223,590,000 as of December 31, 2003, compared to the book value of $255,446,000.  The book value of the Company's term loan as of December 31, 2003 approximated fair value due to the variable interest rates under the agreement.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Comprehensive Income (Loss):    In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income (loss) in the consolidated statements of stockholders' equity for the three years ended December 31, 2004. Accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Recent Accounting Pronouncements:    In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148.  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company currently expects to adopt SFAS No. 123(R) effective July 1, 2005.  The Company has not yet quantified the financial impact of the adoption of this standard.

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

In accordance with the Plan:

  All of the Company's outstanding allowed pre-petition claims were fully paid, in cash, together with post-petition interest, except with respect to any disputed claims and any claims that were reinstated under the Plan.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Reorganization items under the Cases are expense or income items that are incurred or realized by the Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they are not paying their pre-petition liabilities. For the years ended December 31, 2004 and 2003, reorganization items were as follows (in thousands):

	Year Ended December 31,
	2004	2003
Professional fees	$9,290	$5,074
Interest Income	(98)	(32)
Accelerated amortization of deferred debt issue costs	1,007	-
Provision for rejected executory contract	-	250
Reduction of pre-petition liabilities	(526)	-
Letter of credit fee - Mellon HBV	2,500	-
Other	325	692
Total	$12,498	$5,984

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table sets forth a summary of the net book value of the Company's seismic data library (in thousands):

	As of December 31,
	2004	2003
US Onshore:
Gulf Coast Texas 3D	$49,699	$75,551
Southern Louisiana/Mississippi 3D	39,171	93,966
Rocky Mountain 3D	4,378	5,895
Northern Louisiana 3D	2,970	2,175
Other US 2D and 3D	2,666	3,085

Canada 2D and 3D	48,692	58,317
US Offshore	3,654	8,552

Total	$151,230	$247,541

At December 31, 2004 and 2003, 4.9% and 5.2%, respectively, of the net book value of the seismic data library were projects in progress.

Costs of Seismic Data Library

For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable.  See Note A for discussion of the process used to determine fair value.

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $1.7 million in 2004, $1.9 million in 2003 and $1.7 million in 2002.

Data Library Amortization

The Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate) or a straight-line basis over the useful life of the data.  Effective July 1, 2004, the estimated useful life of the Company's seismic data was changed to four years (see "Revision of Useful Life" below).  For existing surveys less than four years of age at July 1, 2004, the revision in useful life is being recognized prospectively over the remaining useful life of each seismic survey.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component.  This forecast is made by the Company annually and reviewed quarterly.  If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component.  Effective July 1, 2004, the lowest amortization rate the Company applies using the income forecast method is 70%.  In addition, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library, and if required under SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such data.  See discussion on "Seismic Data Library Impairment" below.

Amortization expense totaled $163.0 million, $76.6 million and $124.0 million for the three years ended December 31, 2004, respectively.  The actual rate of amortization as a percentage of seismic revenue for the past three years was 123%, 60%, and 84% for 2004, 2003 and 2002, respectively.  The actual rate of amortization in future years will depend on the specific seismic surveys licensed and selected by the Company's customers during the year.  The amortization rates vary by component and, effective January 1, 2005, range from a low of 70% to a high of 81% with a weighted average rate of 70.3% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date.  Additionally, certain library components have been fully amortized; consequently, no amortization expense is required on revenue recorded for these library components.

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

Revision of Useful Life

In the fourth quarter of 2002, the Company evaluated its estimate of the useful life of its seismic data library and revised the estimated useful life of its seismic data library to reduce the useful life of offshore data from ten to five years and onshore data from ten to seven years.  The Company reevaluated its estimate of the useful life of its seismic data library again in 2004 and, effective July 1, 2004, revised the estimated useful life of all of its seismic data library to four years from five years for offshore data and from seven years for onshore data.  In making these decisions, the Company considered a number of factors, including, among others, the useful lives used by others in the industry, additional amortization charges recorded, previous impairment charges recorded and seismic industry conditions.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually six months or less) has lapsed.  For existing surveys less than four years of age at July 1, 2004, the revision in useful life is being recognized prospectively over the remaining useful life of each seismic survey.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Since certain surveys within the seismic data library were older than the revised estimate of useful life, the Company recorded additional amortization expense of $45.7 million on October 1, 2002 and $59.1 million on July 1, 2004, the dates the revisions became effective.  The effect from the 2002 change on reported results was a reduction in net income of $58.8 million or $2.32 per share for the year ended December 31, 2002.  The effect from the 2004 change on reported results was a reduction in net income of $70.6 million or $.92 per share for the year ended December 31, 2004.

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

As events or conditions require, the Company evaluates the recoverability of its seismic data library in accordance with SFAS No. 144.  The Company evaluates its seismic data library for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The Company considers the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when its seismic data should be evaluated for impairment.  In evaluating sales performance of each component, the Company generally considers three consecutive quarters of actual performance below forecasted sales, among other things, to be an indicator of potential impairment

In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each component's remaining estimated useful life with the carrying value of each library component.  If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded.  If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component's carrying amount. The difference between the library component's carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge.

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

The estimation of future cash flows and fair value is highly subjective, inherently imprecise.  Estimates can change materially from period to period based on many factors including those described in the preceding paragraph. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic data library, which could be material to any particular reporting period.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D-DISCONTINUED OPERATIONS

In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations.  During 2002, the Company sold a majority of its oil and gas assets and recorded charges totaling $58.9 million to reduce the carrying value of such assets to their estimated fair value.  During 2003, the Company revised its estimate of the fair value of its remaining oil and gas properties and increased its estimate of fair value by $985,000.  In January 2004, the Company sold a portion of its remaining oil and gas assets for approximately $1,287,000.  The Company continues to market its remaining oil and gas assets for sale.

Revenue from the discontinued operations was $217,000, $328,000 and $7,768,000 for 2004, 2003 and 2002, respectively. Pre-tax income (losses) from the discontinued operations were $144,000, $1,139,000 and $(62,709,000) for 2004, 2003 and 2002, respectively.

The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE E-INCOME TAXES

The discussion of income taxes herein does not include the income tax effects of discontinued operations as explained in Note D or the cumulative effect of the change in accounting principle explained in Note C of these consolidated financial statements.

Income (loss) from continuing operations before provision for income taxes for each of the three years ended December 31, 2004 is comprised of the following (in thousands):

	2004	2003	2002

U.S.	$(86,455)	$(37,441)	$(147,196)
Foreign	(9,125)	563	(9,677)
	$(95,580)	$(36,878)	$(156,873)

The provision (benefit) for income taxes for each of the three years ended December 31, 2004, is comprised of the following (in thousands):

	2004	2003	2002
Current:
Federal	$(1,344)	$(11,014)	$(13,563)
State	(30)	(54)	664
Foreign	(975)	(8)	274
	(2,349)	(11,076)	(12,625)

Deferred:
Federal	-	11,779	(4,457)
Foreign	(989)	1,496	(1,222)
	(989)	13,275	(5,679)

Tax provision:
Federal	(1,344)	765	(18,020)
State	(30)	(54)	664
Foreign	(1,964)	1,488	(948)
	$(3,338)	$2,199	$(18,304)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	2004	2003	2002

Statutory Federal income tax	$(33,453)	$(12,907)	$(54,906)
State income tax, less Federal benefit	(20)	(35)	432
Tax difference on foreign earnings	1,230	1,334	2,046
Reduction in foreign tax rates	-	(125)	-
Change in valuation allowance	25,824	7,254	36,566
Non-deductible expenses and other, net	3,081	6,678	(2,442)
Income tax expense (benefit)	$(3,338)	$2,199	$(18,304)

The change in valuation allowance in 2002 in the above table does not include the valuation allowance attributable to discontinued operations of $21.9 million.

The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2004 and 2003 were as follows (in thousands):

	Deferred Tax Assets
	(Liabilities) at December 31,
	2004	2003
Deferred revenue	$4,305	$21,989
Depreciation, depletion and amortization	66,557	29,919
Alternative minimum tax credit carryforward	1,304	-
Net operating loss carryforwards	16,698	9,760
Foreign tax credits	-	191
Accrued expenses and other	4,254	4,880
Total deferred tax assets	93,118	66,739
Less: Valuation allowance	(92,606)	(66,003)
Deferred tax assets, net of valuation allowance	512	736
Deferred expenses and other	(1,118)	(2,689)
Total deferred tax liabilities	(1,118)	(2,689)
Net deferred tax liability	$(606)	$(1,953)

The Company considered the losses recorded in 2003 and 2004 as negative evidence relative to the realization of its deferred tax assets.  Accordingly, the Company has recorded a valuation allowance for its deferred tax assets that are not assured of realization by either offsetting existing taxable differences or carryback to open tax years.  Any deferred tax assets the Company generates in the near future may also be subject to valuation allowances.

As of December 31, 2004, the Company has a U.S. Federal net operating loss ("NOL") carryforward of approximately $19.9 million which can be used to offset U.S. income taxes payable in future years.  This U.S. NOL carryforward will expire in 2024.  As of December 31, 2004, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1.3 million which can be used to offset regular Federal income taxes payable in future years.  The AMT credit has an indefinite carryforward period.  As of December 31, 2004, the Company has Canadian NOL carryforwards of approximately $36.7 million which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in periods beginning in 2008 through 2010.

In connection with the exercise of non-qualified stock options and common stock purchase warrants by employees during 2002, the Company received $165,000, in Federal income tax savings which has been reflected as a credit to additional paid-in capital.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F-DEBT

The following is a summary of the Company's debt (in thousands):

	December 31,
	2004	2003

11.75% Senior Notes	$193,000	$-
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	415	446
Old Senior Notes	-	255,000
Debtor-in-Possession Loan Facility	-	-
Term loans	282	5,417
	193,697	260,863
Less: Debt discount	(4,274)	-
	$189,423	$260,863

11.75% Senior Notes:  On July 2, 2004, the Company completed a private placement of Senior Unsecured Notes ("Senior Notes") in the aggregate principal amount of $193.0 million.  The Senior Notes were offered at a discount of 2.325% from their principal amount at maturity to yield 12.25% and resulted in cash proceeds, before offering expenses, of approximately $188.5 million received by the Company on August 12, 2004, following release of the funds from escrow.  Interest on the Senior Notes is payable semi-annually on January 15 and July 15 at the annual rate of 11.75%.  The Senior Notes mature on July 15, 2011.  The Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.  The Senior Notes contain restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisition and sales of assets.  As of December 31, 2004, accrued interest totaled $11.3 million and was included in accrued liabilities in the Consolidated Balance Sheet.  As required by their terms, the Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.

From time to time on or before July 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company will be required to use 50% of the excess cash flow to fund an offer to repurchase the Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer will be required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to the repurchase payment.  Upon a change of control (as defined in the indenture), each holder of the Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $74.9 million (Canadian) at December 31, 2004) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003, and payments of $6,000 per month for 84 months commencing June 2006.  The note is non-interest bearing.  The note is guaranteed by Olympic.

Other:  In 2004, the Company entered into a short-term financing arrangement totaling $361,000 in order to finance certain of its insurance premiums.  The loan is for less than one year, matures in July 2005 and bears interest at the rate of 4.5%.  The Bankruptcy Court approved a $20 million debtor-in-possession loan and security agreement with Wells Fargo Foothill, Inc., as lender, to support the Debtor's operations during the course of the bankruptcy.  This agreement terminated on June 30, 2004.  Under the terms of the Plan, on July 2, 2004, the Company's term loan totaling $5.4 million was paid in full, along with accrued interest, and on August 12, 2004 the old senior notes totaling $255.0 million were paid in full, along with accrued interest.

The aggregate maturities of the Company's debt over the next five years and thereafter are as follows:  $319,000 in 2005, $38,000 in 2006, $40,000 in 2007, $44,000 in 2008, $48,000 in 2009 and $193,208,000 thereafter.

NOTE G-LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $10,107,000 and $10,096,000 at December 31, 2004 and 2003, respectively, are included in property and equipment.  Accumulated depreciation related to such assets was $6,808,000 and $5,087,000 at December 31, 2004 and 2003, respectively.  Depreciation on the assets recorded under capital leases is included in depreciation expense.

The Company leases office space under operating leases, some of which include renewal options. Rental expense for 2004, 2003 and 2002 was approximately $1,278,000, $901,000 and $1,413,000, respectively.  The Company received income from subleases of approximately $222,000, $203,000 and $44,000 for 2004, 2003 and 2002, respectively.

Future minimum lease payments for the five years subsequent to December 31, 2004 and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2005	$2,904	$958
2006	279	707
2007	299	539
2008	308	520
2009	308	482
Thereafter	4,299	926
Total minimum lease payments	8,397	$4,132
Less amount representing interest	3,103
Present value of net minimum lease payments	$5,294

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company subleases certain of its office space.  Future minimum lease payments to be received under the sublease as of December 31, 2004 are as follows:  $137,000 in 2005 and $57,000 in 2006.

In 2003, the Company restructured its capital lease related to certain furniture and equipment.  At the conclusion of the lease at the end of 2005, the Company may purchase the leased equipment, in whole but not in part, for $810,000, less a credit of $309,910 in respect of a cash deposit held by the lessor.

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

NOTE H-COMMITMENTS AND CONTINGENCIES

Litigation

See "Note B - Reorganization Proceedings and Plan of Reorganization" for a detailed discussion of the Company's Chapter 11 reorganization and the Plan.

The Company and certain of its former and current officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's previous auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees.  The class representatives and the Debtors have entered into a memorandum of understanding, which contemplates allowance of a "class claim" to assert the rights of the class in the Chapter 11 Cases and an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The memorandum of understanding was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. The Company funded its portion of the settlement amount ($980,000) to an escrow account in 2003. The parties have since finalized their settlement agreement, which contains terms substantially in accordance with the terms of the memorandum of understanding. On December 29, 2004, the Bankruptcy Court granted Seitel's motion for approval of the parties' full settlement agreement. To complete the settlement, approval must be obtained from the District Court. On January 5, 2005, the lead plaintiff filed a motion with the District Court regarding such approval and a hearing has been set for April 29, 2005.

On July 18, 2002, the Company's former chief executive officer sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in the Company's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court. The Company intends to file a motion to dismiss Mr. Frame's complaint in the District Court. The Company filed a counter suit to recover approximately $4.2 million in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by the Company, which it intends to enforce.  The Company intends to subpoena Mr. Frame for a deposition to determine the nature and extent of his assets for purposes of debt collection.

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

The Company sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company seeks recovery for fees paid of approximately $750,000 and related expenses. Initial pleadings were filed on February 21, 2003, discovery is underway and trial has been set for October 2005.  The defendants have joined Paul Frame and Kevin Fiur, both of who were the Company's former chief executive officers, in the action.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2004, the Company did not have any amounts accrued related to the claims set forth above, as all amounts have been paid or the Company believes it is not probable that any amounts will be paid relative to the litigation and claims set forth above.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE I-COMMON STOCK

In accordance with the Plan, on July 2, 2004, the Company amended its certificate of incorporation to allow for the issuance of up to 400 million shares of common stock, $0.01 par value, and all outstanding options and warrants to purchase shares of the Company's common stock were cancelled.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 12, 2004, the Company issued to Mellon HBV warrants to purchase 15,037,568 shares of the Company's common stock at an exercise price of $.72 per share, exercisable until August 12, 2011, as compensation for Mellon HBV's obligation to act as Standby Purchasers.  The exercise price was below the market price on the date of issuance.  The fair value of these warrants on the date of issuance was $16.5 million, or $1.10 per option.

On August 12, 2004, the Company retired its remaining 435,918 shares of treasury stock.

On December 15, 2004, 1,000,000 shares of restricted stock were issued to our newly appointed chief executive officer (the "Restricted Stock Grant") under the 2004 Stock Option Plan. One-third of the Restricted Stock Grant will be vested on December 15, 2005, 66.6% will be vested on December 15, 2006, and 100% will be vested on December 15, 2007.

On October 2, 1998, the Company granted five-year loans at an interest rate of 4% to most of its employees for the purchase of an aggregate of 794,300 shares of the Company's common stock at the then market price of $10.31 per share. Under the original terms of the loans, payment of 60% of the loan amount plus accrued interest was made in equal monthly, quarterly or annual payments, as applicable, and a balloon payment of the remaining 40% was due on October 2, 2003.  The Company provided an allowance for collection on the notes due from certain former employees totaling $1,449,000.  Remaining officers of the Company paid their loans in full in accordance with the original terms.  The non-officers of the Company who had loans entered into new loan agreements whereby the unpaid balance is being paid in equal monthly payments over 3 years at an interest rate of 1.67% (the then applicable Federal rate).  The Company recorded related compensation expense due to the below market interest rate on these loans of $4,000 and $59,000 for 2003 and 2002, respectively. During 2004, 2003 and 2002, the Company received $103,000, $1,054,000 and $751,000, respectively, as principal payments on these recourse notes. The stock certificates are held by the Company as collateral until payment is received.

NOTE J-PREFERRED STOCK

The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2004, no preferred stock had been issued.

NOTE K-STOCK PLANS

Prior to the Company's emergence from bankruptcy, the Company maintained various stock option plans under which the Company's officers, directors and employees were granted options or warrants to purchase the Company's common stock.  Under the terms of the Plan, all outstanding options and warrants were cancelled on July 2, 2004.  In connection with the Company's reorganization, the Company's board of directors adopted the Seitel, Inc. 2004 Stock Option Plan (the "Stock Option Plan") and on December 15, 2004, the Company's stockholders approved and adopted it. Under the Stock Option Plan, 7,500,000 shares of our common stock are reserved and available for stock-based awards, including options, restricted stock or other stock-based awards.  The exercise price, term and other conditions applicable to each award granted under the Stock Option Plan are generally determined by the Compensation Committee at the time of grant and may vary with each award granted. As of December 31, 2004, no options have been granted under the Stock Option Plan.  Any options that may be issued under the Stock Option Plan shall be issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option agreements.

Pursuant to the Plan confirmation order, on July 2, 2004, the Company granted its chairman of the board ten-year non-statutory options to purchase 100,000 shares of its common stock at an exercise price of $1.30, the market price of the common stock on such date.  Such options become exercisable on July 2, 2005.  Such options were not granted under the Company's Stock Option Plan.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following summarizes information with regard to the stock option and warrant plans for 2004, 2003 and 2002 (shares in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,134	$12.36	5,634	$13.28	8,843	$13.55
Granted	100	1.30	-	-	312	4.59
Exercised	-	-	-	-	-	-
Cancelled	(2,134)	(12.36)	(3,500)	13.85	(3,521)	13.36
Outstanding at end of year	100	1.30	2,134	12.36	5,634	13.28
Options exercisable at end of year	-		1,910		4,774
Available for grant at end of year	6,500		1,619		2,849

The following table summarizes information for the options and warrants outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Weighted
	Number of	Average		Number of	Weighted
	Options	Remaining	Weighted	Options	Average
Range of	Outstanding	Contractual	Average	Exercisable	Exercise
Exercise Prices	at 12/31/04	Life in Years	Exercise Price	at 12/31/04	Price
$1.30 -$1.30	100	9.50	$1.30	-	-

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans for employees and directors.  Pro forma information regarding net income and earnings per share disclosed in Note A has been determined as if we had accounted for our employee and director stock options and purchase rights under the fair value method of SFAS 123.  The options issued in 2004 are subject to variable plan accounting.  No options were granted in 2003.  The fair value of each option grant in 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002
Range of risk-free interest rates	4.31%	-	5.32%
Dividend yields			0%
Range of expected stock price volatility	237.66%	-	331.80%
Range of expected life of options (years)	4.42	-	10
Weighted-average fair value of options
granted at the market price	$3.83

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the Company's Stock Option Plan, employees and directors may be granted restricted stock.  Additionally, in 2004, the Company issued restricted stock to its new directors outside of the Stock Option Plan.  The shares granted vest to the employee or director at various times as determined by the Compensation Committee and as defined in individual grant agreements.  Upon vesting, restricted shares are released to the employee or director.  The following summarizes shares of restricted stock granted for the year ended December 31, 2004; no restricted stock was granted prior to 2004 (shares in thousands):

2004
Outstanding at beginning of year	-
Granted	1,038
Released	-
Forfeited or expired	-
Outstanding at December 31	1,038
Average fair value of shares
granted during year	$1.11

The fair value of the restricted shares at date of grant has been recorded in shareholders' equity as deferred compensation and is being amortized over the vesting period as compensation expense.  Related compensation expense for 2004 was $22,000.

NOTE L-NON-EMPLOYEE DIRECTORS' PLANS

The Company had a Non-Employee Directors' Deferred Compensation Plan which permitted each non-employee director to elect to receive annual director fees in the form of stock options and to defer receipt of any director fees in a deferred cash account or as deferred shares. On March 18, 2004, the Bankruptcy Court approved the conversion of the accumulated deferred shares totaling 23,716 to an unsecured claim in the Chapter 11 Cases.  As a result, the Company funded this deferred compensation in cash totaling approximately $71,000 in connection with the payment of other pre-petition unsecured claims.  In accordance with the Plan of Reorganization the Non-Employee Directors' Deferred Compensation Plan was terminated.

The Company had a Non-Employee Directors' Retirement Plan which provided that each non-employee director with 10 or more years of continuous service was eligible to receive a retirement benefit based on a formula defined in the plan.  In October 2002, the Company's Board of Directors terminated this plan.  In accordance with the plan, each director became fully vested in his account.  The Company funded the payment of this benefit of approximately $125,000 in connection with the payment of other pre-petition unsecured claims.

NOTE M-RELATED PARTY TRANSACTIONS

On July 2, 2004, the Company entered into a standby purchase commitment with Mellon HBV, which currently beneficially owns 21.8% of the outstanding shares of the Company's common stock on a fully diluted basis. Under this agreement, Mellon HBV, agreed (for itself and on behalf of certain of its affiliated funds and managed accounts) to purchase, at $.60 per share, after the Stockholder Warrants expired on August 2, 2004 but in no event later than August 12, 2004, all shares of reorganized common stock not purchased upon the exercise of the Stockholder Warrants.  On August 12, 2004, Mellon HBV fulfilled its standby purchase commitment and purchased from the Company, at $.60 per share, 5,873,846 shares of common stock not purchased as a result of the exercise of Stockholder Warrants, for an aggregate of $3,524,307.  As compensation for Mellon HBV's obligation to act as Standby Purchasers, the Company issued to them on August 12, 2004 warrants to purchase 15,037,568 shares of the Company's reorganized common stock. Such warrants are exercisable until August 12, 2011 at an initial exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events.

Mellon HBV was required by the holders of our $255 million senior notes to obtain an irrevocable standby letter of credit to secure all performance obligations under the standby purchase commitment.  The Company reimbursed Mellon HBV the fees associated with this letter of credit totaling $2.5 million.  Such amount is reflected in reorganization items in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company paid approximately $764,000 in 2002 to Aeroscan International Inc. ("Aeroscan") for certain acquisition data services.  No amounts were paid to Aeroscan in 2003 or 2004.  Aeroscan ceased operations in 2004.  Approximately 4% of the equity of Aeroscan was owned by each of Robert Simon, President of Seitel Data, Ltd., a wholly owned subsidiary of the Company, and Kevin Callaghan, Chief Operating Officer of the Company, and an additional approximately 4% of the equity of Aeroscan was owned by other officers and employees of the Company. Mr. Callaghan served as a director of Aeroscan until his resignation in December 2002.

In October 2001, the Company guaranteed an institutional loan totaling $600,000 to its former chief operating officer and general counsel, who later was named chief executive officer and who resigned in November 2002. Under the terms of his separation agreement, a portion of the amount outstanding was paid and the former employee is required to make annual installments of $60,000 with a maturity date of November 13, 2006.  The Company was released from its guaranty obligation in November, 2004.

NOTE N-MAJOR CUSTOMERS

No single customer accounted for 10% or more of revenue during 2004, 2003 or 2002.

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

NOTE O-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at December 31, 2004 and 2003 of $162,000 and $202,000, respectively, related to collateral on a seismic operations bond and, in addition at December 31, 2003, restricted for the acquisition of certain seismic data.

For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents.

Income taxes paid during 2004, 2003 and 2002 were $166,000, $1,405,000 and $2,166,000, respectively.  In 2004 and 2003, the Company received Federal tax refunds of $11,277,000 and $17,360,000, respectively.  Interest paid during 2004, 2003 and 2002 was $25,238,000, $9,598,000 and $23,578,000, respectively.

Significant non-cash investing and financing activities are as follows:

1.        During the three years ended December 31, 2004, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002

Non-monetary exchanges	$10,670	$13, 033	$13,551
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	81	1,812	901
Offset of amounts owed to the Company for revenue on jointly owned data against amounts owed to the contractor for data
acquisition costs	-	-	6,659
Total non-cash additions	$10,751	$14,845	$21,111

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.        During 2002, capital lease obligations totaling $7,064,000, were incurred when the Company entered into leases for property and equipment.

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

Non-cash sales consisted of the following for the three years ended December 31, 2004 (in thousands):

	Year Ended December 31,
	2004	2003	2004

Acquisition revenue on underwriting from non-monetary
exchange contracts	$1,908	$624	$-
Licensing revenue from selections on non-monetary exchange contracts	16,459	14,044	44,965
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	81	1,812	901
Offset of amounts owed to the Company for revenue on jointly owned data against amounts owed to the contractor for data
acquisition costs	-	-	6,659
Marketable securities received in exchange for license to certain
seismic data	-	60	-
Total non-cash revenue	$18,448	$16,540	$52,525

Operating cash flows resulting from reorganization items for the years ended December 31, 2004 and 2003 included the following (in thousands):

	Year Ended
	December 31,
	2004	2003

Interest received on cash accumulated
because of the Chapter 11 proceeding	$(98)	$(32)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	14,427	3,327
	$14,329	$3,295

NOTE P-INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic information for the three years ended December 31, 2004 is as follows (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total
2004
Revenue	$89,064	$48,285	$326	$137,675
Assets	180,411	83,034	37	263,482

2003
Revenue	$109,729	$21,736	$-	$131,465
Assets	293,489	73,552	48	367,089

2002
Revenue	$113,732	$36,063	$-	$149,795
Assets	338,827	59,223	86	398,136

The Company's revenues may be divided into two major categories, (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services.  Revenue by type of service for the three years ended December 31, 2004 is as follows (in thousands):

	2004	2003	2002
Acquisition and licensing of seismic data	$132,838	$126,789	$146,947

Reproduction and delivery of seismic data
and other services	4,837	4,676	2,848
	$137,675	$131,465	$149,795

NOTE Q-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On July 2, 2004, Seitel, Inc. (the "Parent") completed a private placement of 11.75% Senior Unsecured Notes ("Senior Notes") in the aggregate principal amount of $193 million. Seitel, Inc.'s payment obligations under the Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the Senior Notes are referred to as Non-Guarantor Subsidiaries.

The consolidating condensed financial statements are presented below and should be read in connection with the Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis, and (ii) the Company's management has determined such separate financial statements are not material to investors.

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of December 31, 2004 and 2003, and the consolidating condensed statements of operations and statements of cash flows for the three years ended December 31, 2004 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$30,745	$12,540	$-	$43,285
Restricted cash	-	162	-	-	162
Receivables
Trade, net	-	27,754	13,410	-	41,164
Notes and other, net	-	143	2,006	-	2,149
Intercompany receivables (payables)	273,516	(255,917)	(17,599)	-	-
Investment in subsidiaries	(94,501)	235,512	46,602	(187,613)	-
Net seismic data library	-	102,537	51,183	(2,490)	151,230
Net other property and equipment	-	5,837	5,240	-	11,077
Oil and gas operations held for sale	-	223	-	-	223
Investment in marketable securities	-	-	33	-	33
Prepaid expenses, deferred charges
and other assets	7,509	5,377	1,273	-	14,159

TOTAL ASSETS	$186,524	$152,373	$114,688	$(190,103)	$263,482

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$13,905	$10,625	$5,942	$-	$30,472
Oil and gas operations held for sale	-	28	-	-	28
Senior Notes	188,726	-	-	-	188,726
Term loans	415	282	-	-	697
Obligations under capital leases	2,402	-	2,892	-	5,294
Deferred income taxes	-	-	606	-	606
Deferred revenue	-	36,714	16,774	-	53,488
TOTAL LIABILITIES	205,448	47,649	26,214	-	279,311

STOCKHOLDERS' EQUITY
Common stock	1,514	-	-	-	1,514
Additional paid-in capital	235,081	-	-	-	235,081
Parent investment	-	209,770	25,882	(235,652)	-
Retained earnings (deficit)	(254,384)	(105,016)	59,467	45,549	(254,384)
Deferred compensation - restricted stock	(1,125)	-	-	-	(1,125)
Notes receivable from officers
and employees	-	(21)	-	-	(21)
Accumulated other comprehensive
income (loss)	(10)	(9)	3,125	-	3,106
TOTAL STOCKHOLDERS' EQUITY	(18,924)	104,724	88,474	(190,103)	(15,829)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$186,524	$152,373	$114,688	$(190,103)	$263,482

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$101,086	$44,061	$(7,472)	$137,675

EXPENSES:
Depreciation and amortization	-	132,726	35,761	(286)	168,201
Cost of sales	-	272	60	-	332
Selling, general and administrative
expenses	1,953	20,185	15,494	(7,472)	30,160
	1,953	153,183	51,315	(7,758)	198,693

LOSS FROM OPERATIONS	(1,953)	(52,097)	(7,254)	286	(61,018)

Interest expense, net	(934)	(22,005)	(1,497)	-	(24,436)
Foreign currency exchange gains (losses)	-	(3)	2,375	-	2,372
Gain on sale of assets	-	2,490	-	(2,490)	-
Reorganization items	(4)	(12,481)	(13)	-	(12,498)

Loss from continuing operations	(2,891)	(84,096)	(6,389)	(2,204)	(95,580)
before income taxes and equity in
income (loss) of subsidiaries				-
Benefit for income taxes	(46)	(1,337)	(1,955)	-	(3,338)
Equity in income (loss) of subsidiaries	(89,253)	(65,572)	53	154,772	-

Loss from continuing operations	(92,098)	(148,331)	(4,381)	152,568	(92,242)

Income from discontinued operations, net
of tax	-	69	75	-	144

NET LOSS	$(92,098)	$(148,262)	$(4,306)	$152,568	$(92,098)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(14,121)	$41,381	$31,052	$-	$58,312

Cash flows from investing activities:
Cash invested in seismic data	-	(29,073)	(19,618)	-	(48,691)
Cash paid to acquire property
and equipment	-	(904)	(208)	-	(1,112)
Decrease in restricted cash	-	40	-	-	40
Net cash used in investing activities
of continuing operations	-	(29,937)	(19,826)	-	(49,763)

Cash flows from financing activities:
Borrowings on term loans	-	361	-	-	361
Principal payments on term loans	(14)	(5,496)	(17)	-	(5,527)
Principal payments on capital
lease obligations	(1,413)	-	(62)	-	(1,475)
Proceeds from issuance of senior notes	182,858	-	-	-	182,858
Principal payments under senior notes	(255,000)	-	-	-	(255,000)
Proceeds from issuance of common stock	75,000	-	-	-	75,000
Costs of debt and equity transactions	(5,548)	-	-	-	(5,548)
Payments on notes receivable from
officers, employees and director	-	220	-	-	220
Intercompany transfers	18,238	(18,238)	-	-	-
Net cash provided by (used in)
financing activities of
continuing operations	14,121	(23,153)	(79)	-	(9,111)

Effect of exchange rate changes	-	-	(1,918)	-	(1,918)
Net cash provided by discontinued
operations	-	1,329	74	-	1,403
Net increase (decrease) in cash
and equivalents	-	(10,380)	9,303	-	(1,077)
Cash and equivalents at beginning of period	-	41,125	3,237	-	44,362
Cash and equivalents at end of period	$-	$30,745	$12,540	$-	$43,285

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2003

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$41,125	$3,237	$-	$44,362
Restricted cash	-	202	-	-	202
Receivables
Trade, net	-	31,259	6,202	-	37,461
Notes and other, net	9,903	247	1,897	-	12,047
Intercompany receivables (payables)	270,841	(271,169)	328	-	-
Investment in subsidiaries	(6,197)	302,078	46,088	(341,969)	-
Net seismic data library	-	193,826	53,715	-	247,541
Net other property and equipment	-	8,299	7,418	(286)	15,431
Oil and gas operations held for sale	-	1,552	-	-	1,552
Investment in marketable securities	-	-	99	-	99
Prepaid expenses, deferred charges
and other assets	1,301	5,844	1,249	-	8,394

TOTAL ASSETS	$275,848	$313,263	$120,233	$(342,255)	$367,089

LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities not subject to compromise:
Accounts payable and accrued liabilities	$2,080	$9,450	$5,884	$-	$17,414
Oil and gas operations held for sale	-	16	1	-	17
Term loans	-	5,417	-	-	5,417
Obligations under capital leases	3,815	-	2,756	-	6,571
Deferred income taxes	-	-	1,953	-	1,953
Deferred revenue	-	40,712	18,164	-	58,876
Liabilities subject to compromise	268,179	4,785	155	-	273,119
TOTAL LIABILITIES	274,074	60,380	28,913	-	363,367

STOCKHOLDERS' EQUITY
Common stock	258	-	-	-	258
Additional paid-in capital	166,630	-	-	-	166,630
Parent investment	-	209,770	25,466	(235,236)	-
Retained earnings (deficit)	(159,731)	43,246	63,773	(107,019)	(159,731)
Treasury stock	(5,373)	-	-	-	(5,373)
Notes receivable from officers
and employees	-	(124)	-	-	(124)
Accumulated other comprehensive
income (loss)	(10)	(9)	2,081	-	2,062
TOTAL STOCKHOLDERS' EQUITY	1,774	252,883	91,320	(342,255)	3,722

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$275,848	$313,263	$120,233	$(342,255)	$367,089

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$112,584	$22,319	$(3,438)	$131,465

EXPENSES:
Depreciation and amortization	-	68,664	13,974	-	82,638
Cost of sales	-	753	75	(13)	815
Selling, general and
administrative expenses	2,738	23,846	10,655	(3,425)	33,814
Impairment of seismic data library	-	29,959	-	-	29,959
	2,738	123,222	24,704	(3,438)	147,226

LOSS FROM OPERATIONS	(2,738)	(10,638)	(2,385)	-	(15,761)

Interest expense, net	(1,169)	(17,664)	(1,117)	-	(19,950)
Foreign currency exchange gains	-	96	4,040	-	4,136
Gain on extinguishment of liabilities	229	452	-	-	681
Reorganization items	-	(5,978)	(6)	-	(5,984)

Income (loss) from continuing operations
before income taxes, equity in loss
of subsidiaries	(3,678)	(33,732)	532	-	(36,878)
Provision for income taxes	74	637	1,488	-	2,199
Equity in loss of subsidiaries	(34,186)	(789)	-	34,975	-

Loss from continuing operations	(37,938)	(35,158)	(956)	34,975	(39,077)

Income (loss) from discontinued operations,
net of tax	-	1,158	(19)	-	1,139

NET LOSS	$(37,938)	$(34,000)	$(975)	$34,975	$(37,938)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by operating
activities of continuing operations	$6,010	$61,479	$12,825	$-	$80,314

Cash flows from investing activities:
Cash invested in seismic data	-	(47,278)	(4,828)	-	(52,106)
Cash paid to acquire property
and equipment	-	(607)	(237)	-	(844)
Cash received from disposal of property
and equipment	-	15	-	-	15
Decrease in restricted cash	-	4,267	-	-	4,267
Net cash used in investing activities of
continuing operations	-	(43,603)	(5,065)	-	(48,668)

Cash flows from financing activities:
Principal payments on term loans	-	(1,833)	(1,588)		(3,421)
Principal payments on capital
lease obligations	(2,213)	(84)	(75)	-	(2,372)
Costs of debt and equity transactions	(431)	-	-		(431)
Buyout of financial guaranty	(325)	-	-	-	(325)
Loans to employees	-	(161)	-	-	(161)
Payments on notes receivable from
officers, employees and director	-	1,064	-	-	1,064
Intercompany transfers	(3,041)	3,041	-		-
Net cash provided by (used in)
financing activities of
continuing operations	(6,010)	2,027	(1,663)	-	(5,646)

Effect of exchange rate changes	-	-	(3,376)	-	(3,376)
Net cash provided by discontinued
operations	-	176	45	-	221
Net increase in cash and equivalents	-	20,079	2,766	-	22,845
Cash and equivalents at beginning of period	-	21,046	471	-	21,517
Cash and equivalents at end of period	$-	$41,125	$3,237	$-	$44,362

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$113,610	$39,637	$(3,452)	$149,795

EXPENSES:
Depreciation and amortization	-	111,490	18,366	-	129,856
Cost of sales	-	596	332	-	928
Selling, general and administrative
expenses	3,614	59,195	12,500	(3,452)	71,857
Impairment of seismic data library	-	65,952	17,012	-	82,964
	3,614	237,233	48,210	(3,452)	285,605

LOSS FROM OPERATIONS	(3,614)	(123,623)	(8,573)	-	(135,810)

Interest expense, net	(3,781)	(15,794)	(1,281)	-	(20,856)
Foreign currency exchange gains	-	-	125	-	125
Loss on sale of marketable security	-	-	(332)	-	(332)

Loss from continuing operations
before income taxes, equity in loss
of subsidiaries and cumulative effect of
change in accounting principle	(7,395)	(139,417)	(10,061)	-	(156,873)
Benefit for income taxes	(872)	(16,437)	(995)	-	(18,304)
Equity in loss of subsidiaries	(205,917)	(9,180)	-	215,097	-

Loss from continuing operations before
cumulative effect of change in
accounting principle	(212,440)	(132,160)	(9,066)	215,097	(138,569)

Loss from discontinued operations,
net of tax	-	(61,374)	(1,335)	-	(62,709)
Cumulative effect of change in
accounting principle, net of tax	-	(10,964)	(198)	-	(11,162)

NET LOSS	$(212,440)	$(204,498)	$(10,599)	$215,097	$(212,440)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities
of continuing operations	$(25,359)	$30,378	$16,697	$-	$21,716

Cash flows from investing activities:
Cash invested in seismic data	-	(24,601)	(16,385)	-	(40,986)
Cash paid to acquire property
and equipment	-	(3,352)	(5,581)	-	(8,933)
Cash received from disposal of property
and equipment	-	142	2,398	-	2,540
Net proceeds from sale of marketable
securities	-	-	2,490	-	2,490
Increase in restricted cash	-	(4,469)	-	-	(4,469)
Net cash used in investing activities of
continuing operations	-	(32,280)	(17,078)	-	(49,358)

Cash flows from financing activities:
Borrowings under line of credit	-	-	20,274	-	20,274
Principal payments under line of credit	-	-	(21,579)	-	(21,579)
Borrowings on term loans	-	590	2,514	-	3,104
Principal payments on term loans	-	(2,715)	(1,170)	-	(3,885)
Principal payments on capital
lease obligations	(1,093)	(96)	(75)	-	(1,264)
Proceeds from issuance of common stock	9	-	-	-	9
Loans to officers, employee and director	-	(65)	-	-	(65)
Payments on notes receivable from
officers, employees and director	-	776	-	-	776
Intercompany transfers	26,443	(26,443)	-	-	-

Net cash provided by (used in)
financing activities of
continuing operations	25,359	(27,953)	(36)	-	(2,630)

Effect of exchange rate changes	-	-	138	-	138
Net cash provided by (used in)
discontinued operations	-	27,024	(596)	-	26,428
Net decrease in cash and equivalents	-	(2,831)	(875)		(3,706)
Cash and equivalents at beginning of period	-	23,877	1,346	-	25,223
Cash and equivalents at end of period	$-	$21,046	$471	$-	$21,517

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE R-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2004
Revenue	$41,264	$35,096	$27,404	$33,911
Operating income (loss)	8,653	2,862	(70,492)	(2,041)
Loss from continuing operations	(1,233)	(4,671)	(80,678)	(5,660)
Income from discontinued operations	35	9	89	11
Net loss	(1,198)	(4,662)	(80,589)	(5,649)
Basic and diluted income (loss) per share:(1)
Loss from continuing operations	$(.05)	$(.18)	$(.76)	$(.04)
Income (loss) from discontinued operations	-	-	-	-
Net loss	$(.05)	$(.18)	$(.76)	$(.04)
2003
Revenue	$30,324	$31,773	$39,199	$30,169
Operating income (loss)	1,771	4,341	(4,757)	(17,116)
Income (loss) from continuing operations	(1,911)	864	(10,927)	(27,103)
Income (loss) from discontinued operations	(237)	39	19	1,318
Net income (loss)	(2,148)	903	(10,908)	(25,785)
Income (loss) per share:(1)
Basic:
Income (loss) from continuing operations	$(.07)	$.04	$(.43)	$(1.07)
Income (loss) from discontinued operations	(.01)	-	-	.05
Net income (loss)	$(.08)	$.04	$(.43)	$(1.02)
Diluted:
Income (loss) from continuing operations	$(.07)	$.04	$(.43)	$(1.07)
Income (loss) from discontinued operations	(.01)	-	-	.05
Net income (loss)	$(.08)	$.04	$(.43)	$(1.02)

(1)

The sum of the individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

		EXHIBIT INDEX
			Page
Exhibit		Title	Number

10.2	†*	[Amended and Restated Form of Grant for Employees under Plan] Form of Restricted Stock Award Agreement for employee grants made under the Seitel, Inc. 2004 Stock Option Plan.	86
10.4	†*	First Amended and Restated Restricted Stock Agreement for Robert D. Monson dated March 22, 2005.	96
10.5	†*	Restricted Stock Agreement for Kevin P. Callaghan dated March 24, 2005.	107
10.13	†*	Amended and Restated Employment Agreement, dated March 22 2005, by and between Robert D. Monson and the Company.	118
10.14	†*	Employment Agreement, dated March 24, 2005, by and between Kevin P. Callaghan and the Company.	140
10.16	†*	Retention and Change of Control Agreement, dated January 1, 2004, by and between Larry Lenig and the Company.	161
10.20	†*	Summary of 2005 Non-Employee Director and Executive Officer Compensation and Incentive Arrangements.	165
14.1	*	Amended and Restated Code of Ethics and Business Conduct of the Company, adopted December 15, 2004	170
21.1	*	List of Subsidiaries.	182
23.1	*	Consent of BKD LLP.	185
23.2	*	Consent of Ernst & Young, LLP.	187
31.1	*	Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).	189
31.2	*	Certification of Marcia H. Kendrick pursuant to Rule 13a-14(a)/15d-14(a).	191
32.1	**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	193
32.2	**	Certification of Marcia H. Kendrick pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	195

_____________________

†    Management contract, compensation plan or arrangement.

*     Filed herewith.

**    Furnished, not filed, pursuant to Item 101(b)(32) of Regulation S-K.

Report of Independent Registered Public Accounting

Firm on Financial Statement Schedules

Audit Committee, Board of Directors

and Stockholders

Seitel, Inc.

Houston, Texas

In connection with our audit of the consolidated financial statements of Seitel, Inc., for the year ended December 31, 2004, we have also audited the financial statement schedule listed in item 15(A)(2) of this annual report on Form 10-K for the year ended December 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit of the basic consolidated financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the 2004 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas

March, 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Seitel, Inc. (the "Company") as of December 31, 2003, and for each of the two years in the period ended December 31, 2003, and have issued our report thereon dated March 26, 2004, except for Note Q, as to which the date is December 17, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

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

                                                                                                                        /s/ ERNST & YOUNG LLP

Houston, Texas

March 26, 2004

except for Note Q,

as to which the date

is December 17, 2004

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands)

	Balance at		Deductions		Balance at
	beginning	Charged to	from		end
	of year	expense	reserves		of year

Year ended December 31, 2004:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-		$3,164
Allowance for doubtful accounts	799	75	(453)		421
Allowance for notes receivable	275	-	-		275
Allowance for stock notes receivable
from former employees	767	-	-		767
Valuation allowance on deferred tax asset	66,003	25,824	781	(1)	92,606
Total	$71,008	$25,899	$328		$97,233

Year ended December 31, 2003:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$7,662	$-	$(4,498	)(2)	$3,164
Allowance for doubtful accounts	834	252	(287)		799
Allowance for notes receivable	-	-	275		275
Allowance for stock notes receivable
from former employees	1,847	-	(1,080	)(3)	767
Valuation allowance on deferred tax asset	58,749	7,254	-		66,003
Total	$69,092	$7,506	$(5,590)		$71,008

Year ended December 31, 2002:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$-	$7,662	$-		$7,662
Allowance for doubtful accounts	500	650	(316)		834
Allowance for stock notes receivable
from former employees	-	1,847	-		1,847
Valuation allowance on deferred tax asset	235	58,514	-		58,749
Total	$735	$68,673	$(316)		$69,092

(1)	Reflects foreign currency differences between years.
(2)

Includes $3,800,000 related to forgiveness of advance to former chairman of the board in connection with a settlement agreement and $636,000 related to forgiveness of receivable from former chief financial officer in connection with a settlement agreement.

(3)

Includes $388,000 related to forgiveness of stock note receivable from former chief financial officer in connection with settlement agreement, reduction in reserve of $663,000 as a result of stock note receivables paid in connection with settlement agreements with former officers and $29,000 write off of stock note receivable from former employee.