Form 10-Q
period 2005-03-31
SEITEL INC
filed 2005-05-12
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ X ]	No	[ ]

As of May 9, 2005, there were 152,295,175 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	March 31, 2005 (Unaudited) and December 31, 2004...................................................		3

	Condensed Consolidated Statements of Operations (Unaudited) for the
	Three Months Ended March 31, 2005 and 2004...........................................................		4

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the
	Three Months Ended March 31, 2005 and 2004...........................................................		5

	Condensed Consolidated Statements of Stockholders' Equity
	for the Year Ended December 31, 2004 and the
	Three Months Ended March 31, 2005 (Unaudited)........................................................		6

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	for the Three Months Ended March 31, 2005 and 2004.................................................		7

	Notes to Condensed Consolidated Interim Financial Statements...................................		8

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations..................................................	26

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk.........................................................................................	35

	Item 4.	Controls and Procedures................................................................................	35

PART II.	OTHER INFORMATION.............................................................................................		36

	Signatures...............................................................................................................		38

Index

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
Cash and equivalents	$43,128	$43,285
Restricted cash	163	162
Receivables
Trade, net	32,881	41,164
Notes and other, net	2,446	2,149
Net seismic data library	143,936	151,230
Net property and equipment	10,134	11,077
Oil and gas operations held for sale	205	223
Investment in marketable securities	42	33
Prepaid expenses, deferred charges and other	15,465	14,159

TOTAL ASSETS	$248,400	$263,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$24,003	$30,472
Oil and gas operations held for sale	24	28
Debt
Senior Notes	188,837	188,726
Notes payable	568	697
Obligations under capital leases	4,855	5,294
Deferred income taxes	513	606
Deferred revenue	45,216	53,488
TOTAL LIABILITIES	264,016	279,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
400,000,000 shares; issued and outstanding
152,295,175 at March 31, 2005 and 151,414,143
at December 31, 2004	1,523	1,514
Additional paid-in capital	236,433	235,081
Retained deficit	(254,530)	(254,384)
Deferred compensation - restricted stock	(2,132)	(1,125)
Notes receivable from officers and employees
for stock purchases	(15)	(21)
Accumulated other comprehensive income	3,105	3,106
TOTAL STOCKHOLDERS' DEFICIT	(15,616)	(15,829)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,400	$263,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

REVENUE	$47,306	$41,264

EXPENSES:
Depreciation and amortization	33,257	24,083
Cost of sales	39	74
Selling, general and administrative	8,020	8,454
	41,316	32,611

INCOME FROM OPERATIONS	5,990	8,653

Interest expense and other, net	(5,950)	(4,948)
Foreign currency exchange losses	(192)	(85)
Reorganization items	-	(4,147)

Loss from continuing operations before income taxes	(152)	(527)
Provision for income taxes	11	706
Loss from continuing operations	(163)	(1,233)
Income from discontinued operations	17	35

NET LOSS	$(146)	$(1,198)

Basic and diluted income (loss) per share:
Loss from continuing operations	$-	$(.05)
Income from discontinued operations	-	-
Net loss	$-	$(.05)

Weighted average number of common and
common equivalent shares - basic and diluted	151,851	25,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004

Net loss	$(146)	$(1,198)

Unrealized gains (losses) on securities held as available for sale	9	(65)

Foreign currency translation adjustments	(10)	(453)

Comprehensive loss	$(147)	$(1,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Accum-
									ulated
							Deferred	Notes	Other
							Compen-	Receivable	Compre-
			Additional	Retained			sation -	from	hensive
	Common Stock		Paid-In	Earnings	Treasury Stock		Restricted	Officers &	Income
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Stock	Employees	(Loss)

Balance, December 31, 2003	25,811,601	$258	$166,630	$(159,731)	(435,918)	$(5,373)	$-	$(124)	$2,062
Proceeds from issuance of
common stock, net of
expenses	125,000,000	1,250	53,639	-	-	-	-	-	-
Issuance of restricted stock	1,038,460	10	1,137	-	-	-	(1,147)	-	-
Issuance of common
stock warrant	-	-	16,489	-	-	-	-	-	-
Amortization of deferred
compensation cost	-	-	-	-	-	-	22	-	-
Retirement of treasury shares	(435,918)	(4)	(2,814)	(2,555)	435,918	5,373	-	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	103	-
Net loss	-	-	-	(92,098)	-	-		-	-
Foreign currency translation
adjustments	-	-	-	-	-	-		-	1,106
Unrealized loss on marketable
securities	-	-	-	-	-	-		-	(62)
Balance, December 31, 2004	151,414,143	1,514	235,081	(254,384)	-	-	(1,125)	(21)	3,106
Issuance of restricted stock	881,032	9	1,140	-	-	-	(1,149)	-	-
Amortization of deferred
compensation costs	-	-	-	-	-	-	142	-	-
Accrual for restricted stock
issuance under performance
plan	-	-	205	-	-	-	-	-	-
Expense related to stock options	-	-	7	-	-	-	-	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	6	-
Net loss	-	-	-	(146)	-	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	-	(10)
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	-	9
Balance, March 31, 2005 (unaudited)	152,295,175	$1,523	$236,433	$(254,530)	-	$-	$(2,132)	$(15)	$3,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(146)	$(1,198)
Income from discontinued operations, net of tax	(17)	(35)
Depreciation and amortization	33,257	24,083
Deferred income tax provision (benefit)	(90)	584
Amortization of deferred financing costs	324	1,184
Amortization of debt discount	111	-
Amortization of deferred compensation	142	-
Allowance for collection of trade receivables	-	75
Non-cash compensation expense	205	-
Non-cash expense related to stock options	7	-
Non-cash sales	(5,144)	(5,384)
Decrease in receivables	7,134	871
Decrease in other assets	647	217
Increase (decrease) in deferred revenue	(3,962)	2,507
Increase (decrease) in accounts payable and other liabilities	(7,672)	6,634
Net cash provided by operating activities of continuing operations	24,796	29,538

Cash flows from investing activities:
Cash invested in seismic data	(24,218)	(25,696)
Cash paid to acquire property and equipment	(221)	(300)
Decrease (increase) in restricted cash	(1)	41
Net cash used in investing activities of continuing operations	(24,440)	(25,955)

Cash flows from financing activities:
Principal payments on notes payable	(129)	(8)
Principal payments on capital lease obligations	(424)	(266)
Costs of debt and equity transactions	(181)	(474)
Payments on notes receivable from officers and employees	12	40
Net cash used in financing activities of continuing operations	(722)	(708)

Effect of exchange rate changes	103	312
Net cash provided by discontinued operations	106	1,039
Net increase (decrease) in cash and equivalents	(157)	4,226
Cash and cash equivalents at beginning of period	43,285	44,362
Cash and equivalents at end of period	$43,128	$48,588

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,313	$310
Income taxes	$21	$-
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$992	$3,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE A-BASIS OF PRESENTATION
The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation.  The condensed consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited balance sheet of the Company as of that date.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

Contractual Obligations:    As of March 31, 2005, the Company had approximately $352.9 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of	2006	2009-	2011 and
Contractual cash obligations	Total	2005	- 2008	2010	thereafter

Debt obligations (1) (2)	$341,161	$11,560	$68,251	$45,499	$215,851
Capital lease obligations (2)	7,804	2,338	882	613	3,971
Operating lease obligations	3,892	719	1,765	921	487

Total contractual cash obligations	$352,857	$14,617	$70,898	$47,033	$220,309

(1)  Debt obligations include the face amount of the 11.75% senior notes totaling $193 million.

(2)  Amounts include interest related to debt and capital lease obligations.

NOTE B-REORGANIZATION PROCEEDINGS AND PLAN OF REORGANIZATION

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

Index

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

      Professional Fees

$

3,324

      Interest Income

(31

       )

      Accelerated amortization of deferred debt issue costs

1,007

      Reduction of pre-petition liabilities

(426

       )

       Other

273

       Total

$

4,147

Index

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

Three Months

      Ended March
31,

2005

2004

       Seismic data library additions

$

992

$

3,080

       Revenue recognized based on

          selections of data

4,757

3,491

       Revenue recognized related to

          acquisition contracts

387

1,812

Revenue from Seitel Solutions Business Unit

Revenue
from Seitel Solutions business unit is recognized as the services for reproduction and delivery of seismic data are provided to customers.

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

Index

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the
Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $414,000 and $436,000 and for the three months ended March 31, 2005 and 2004, respectively.

Data Library Amortization

The Company amortizes its seismic data library using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over the useful life of the data.  Effective July 1, 2004, the estimated useful life of the
Company's seismic data was changed to four years (see "Revision of
Useful Life" below).  For existing surveys less than four years of age at July 1, 2004, the revision in useful life is being recognized prospectively over the remaining useful life of each seismic survey.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period
(usually six months) has lapsed.

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

The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  The amortization rates vary by component and, effective April 1, 2005, range from a low of 70% to a high of 73% with a weighted average rate of 70.1% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date.  Additionally, certain library components have been fully amortized; consequently, no amortization expense is required on revenue recorded for these library components.

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

Since certain surveys within the seismic data library were
older than the revised estimate of useful life, the Company recorded additional amortization expense of $59.1 million on July 1, 2004, the date the revision became effective.  The effect from this change on reported results was a reduction in net income of $2.5 million or $.02 per share for the three months ended March 31, 2005.

Index

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

The estimation of future cash flows and fair value is highly subjective and inherently imprecise.  Estimates can change materially from period to period based on many factors, including those described in the preceding paragraph.
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

Revenue from discontinued operations was $49,000 and $72,000 for the three months ended March 31, 2005 and 2004, respectively. Pre-tax income from discontinued operations was $17,000 and $35,000 for the three months ended
March 31, 2005 and 2004, respectively.

The Company uses the full-cost method of accounting for its oil and gas operations.

Index

NOTE F-DEBT

 The following is a summary of the Company's debt (in thousands):

March 31,

December 31,

2005

2004

11.75% Senior Notes

$

193,000

$

193,000

Revolving Credit Facility

-

-

      Subsidiary revolving line of
credit

-

-

      Note payable to former executive

406

415

Term loans

162

282

193,568

193,697

Less: Debt discount

(4,163

)

(4,274

)

$

189,405

$

189,423

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

From time to time on or before July 15, 2007, the
Company may redeem up to 35% of the aggregate principal amount of the Senior
Notes with the net proceeds of equity offerings at a redemption price equal to
111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company will be required to use 50% of the excess cash flow to fund an offer to repurchase the Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer will be required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to the repurchase payment.  Because of excess cash flow generated for the year ended December 31, 2004, in the first quarter of 2005 the Company made a repurchase offer for principal of up to $4.8 million to the holders of its Senior Notes.  $4 million principal amount of Senior Notes were tendered, and the Company made payment, including accrued interest, of $4.1 million on
May 5, 2005.  Upon a change of control (as defined in the indenture), each holder of the Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Index

Subsidiary Revolving Line of Credit:  The
Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million
(Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50%
per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust
Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business
Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic,
SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to
Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary
(approximately $78.8 million (Canadian) at March 31, 2005) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5 million
(Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust
Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

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

NOTE G-EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.  For the three months ended March 31, 2005 and 2004, the Company did not have any potentially dilutive securities.  A weighted average quarter-to-date number of options and warrants to purchase 6,310,000 and 2,059,000 shares of common stock were outstanding during the first quarter of 2005 and 2004, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

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

      Three Months
Ended March 31,

2005

2004

      Net
loss:

                  As
reported

$

(146

       )

$

(1,198

       )

                  Less:    Total
stock-based employee expense

                              determined
under SFAS No. 123, net of tax

-

(603

       )

                  Pro
forma

$

(146

       )

$

(1,801

       )

      Basic
and diluted loss per share:

                  As
reported

$

-

$

(.05

       )

                  Pro
forma

$

-

$

(.07

       )

For issuances of restricted stock to employees,
compensation expense is determined as the difference between the purchase price, if any, and the fair market value of such stock on the date of issuance.  Such compensation expense is recognized pro-rata over the vesting periods of the awards.

NOTE H-STATEMENT OF CASH FLOW
INFORMATION

The Company
had restricted cash at March 31, 2005 and December 31, 2004 of 163,000 and $162,000,
respectively, related to collateral on a seismic operations bond.

Index

During the three
months ended March 31, 2005 and 2004, the Company had non-cash additions to its seismic data library comprised of the following (in
thousands):

    Three Months
Ended March 31,

2005

2004

     Non-monetary exchanges

$

992

$

3,080

     Offset of certain data creation costs against amounts
due from the

     customer for data license fees and certain data creation costs that

     were paid
to the Company's vendors from an escrow account

     maintained
jointly by the Company and its customer

-

81

     Total non-cash additions

$

992

$

3,161

Non-cash sales consisted of the following for the three months ended March
31, 2005 and 2004 (in thousands):

    Three Months
Ended March 31,

2005

2004

     Acquisition revenue on
underwriting from non-monetary

     exchange
contracts

$

387

$

1,812

     Licensing
revenue from selections on non-monetary exchange contracts

4,757

3,491

     Offset of
certain data creation costs against amounts due from the

     customer
for data license fees and certain data creation costs that

     were paid
to the Company's vendors from an escrow account

     maintained
jointly by the Company and its customer

-

81

     Total
non-cash revenue

$

5,144

$

5,384

Operating cash flows resulting from reorganization items for the three months ended March 31, 2004 included the following (in thousands):

Three Months

      Ended March
31,

2004

       Interest received on cash accumulated

            because of the Chapter 11 proceeding

$

(31

)

       Professional and other fees paid for
services

            rendered in connection with the
Chapter 11 proceeding

3,059

$

3,028

NOTE
I-COMMITMENTS AND CONTINGENCIES

Litigation

See
"Note B - Reorganization Proceedings and Plan of Reorganization" for
a detailed discussion of the Company's Chapter 11 reorganization and the Plan.

The Company and certain of its former and current
officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States
District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's previous auditors,
Ernst & Young LLP, as a defendant. The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1,
2002, the defendants violated sections 10(b) and 20(a) of the Securities and
Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees.  The class representatives and the Debtors have entered into a memorandum of understanding, which contemplates allowance of a
"class claim" to assert the rights of the class in the Chapter 11
Cases and an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The memorandum of understanding was approved upon notice and a hearing by order of the Bankruptcy
Court dated December 10, 2003. The Company funded its portion of the settlement amount ($980,000) to an escrow account in 2003. The parties have since finalized their settlement agreement, which contains terms substantially in accordance with the terms of the memorandum of understanding. On December 29,
2004, the Bankruptcy Court granted Seitel's motion for approval of the parties'
full settlement agreement. To complete the settlement, approval must be obtained from the District Court. On January 5, 2005, the lead plaintiff filed a motion with the District Court regarding such approval and a hearing was held on May 6, 2005.  At that hearing, the District
Court gave preliminary approval of the settlement pending final hearing, which the District Court scheduled for July 29, 2005.

Index

On
July 18, 2002, the Company's former chief executive officer sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891.
Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid.  Mr. Frame filed claims totaling
$20.2 million in the Company's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court.  On April 1, 2005, the Company filed a motion for summary judgment seeking dismissal of Mr. Frame's complaint in the District
Court.  In late April 2005, Mr. Frame filed a motion for leave to file an amended complaint in the District Court.  Hearing dates have not been set for these April 2005 motions.  In 2002, the Company filed a counter suit to recover approximately $4.2 million in corporate funds that the Company believes Mr.
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

It
is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2005, the Company did not have any amounts accrued related to the claims set forth above, as all amounts have been paid or the Company believes it is not probable that any amounts will be paid relative to the litigation and claims set forth above.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

Index

NOTE J-SUPPLEMENTAL GUARANTORS CONSOLIDATING
CONDENSED FINANCIAL INFORMATION

On July 2, 2004, Seitel, Inc. (the "Parent")
completed a private placement of 11.75% Senior Unsecured Notes in the aggregate principal amount of $193 million. Seitel, Inc.'s payment obligations under the
Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc.
that do not guaranty the Senior Notes are referred to as Non-Guarantor
Subsidiaries.

The consolidating condensed financial statements are
presented below and should be read in connection with the Condensed Consolidated
Financial Statements of the Company. Separate financial statements of the
Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis, and (ii) the Company's management has determined such separate financial statements are not material to investors.

The following consolidating condensed financial
information presents: the consolidating condensed balance sheets as of March
31, 2005 and December 31, 2004, and the consolidating condensed statements of operations and statements of cash flows for the quarters ended March 31, 2005 and 2004 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the
Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the
Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the
equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

Index

CONSOLIDATING CONDENSED BALANCE
SHEET

As of March 31, 2005

(In thousands)

Non-

Guarantor

Guarantor

Consolidating

Consolidated

Parent

Subsidiaries

Subsidiaries

Eliminations

Total

ASSETS

          Cash and equivalents

$

-

$

29,810

$

13,318

$

-

$

43,128

          Restricted cash

-

163

-

-

163

          Receivables

             Trade, net

-

21,751

11,130

-

32,881

             Notes and other, net

-

40

2,406

-

2,446

          Intercompany receivables (payables)

267,519

(246,865

)

(20,654

)

-

-

          Investment in subsidiaries

(95,013

)

239,329

46,654

(190,970

)

-

          Net seismic data library

-

89,145

57,140

(2,349

)

143,936

         Net other property and equipment

-

5,406

4,728

-

10,134

          Oil and gas operations held for sale

-

205

-

-

205

          Investment in marketable securities

-

-

42

-

42

          Prepaid expenses, deferred charges

             and other assets

7,445

6,786

1,234

-

15,465

          TOTAL ASSETS

$

179,951

$

145,770

$

115,998

$

(193,319

)

$

248,400

       LIABILITIES AND STOCKHOLDERS'

          EQUITY

          Accounts payable and accrued liabilities

$

7,439

$

5,990

$

10,574

$

-

$

24,003

          Oil and gas operations held for sale

-

24

-

-

24

          Senior Notes

188,837

-

-

-

188,837

          Notes payable

406

162

-

-

568

          Obligations under capital leases

1,985

-

2,870

-

4,855

          Deferred income taxes

-

-

513

-

513

          Deferred revenue

-

34,183

11,033

-

45,216

       TOTAL LIABILITIES

198,667

40,359

24,990

-

264,016

       STOCKHOLDERS' EQUITY

          Common stock

1,523

-

-

-

1,523

          Additional paid-in capital

236,433

-

-

-

236,433

          Parent investment

-

209,770

25,882

(235,652

)

-

          Retained earnings (deficit)

(254,530

)

(104,335

)

62,002

42,333

(254,530

)

          Deferred compensation - restricted stock

(2,132

)

-

-

-

(2,132

)

          Notes receivable from officers

             and employees

-

(15

)

-

-

(15

)

          Accumulated other comprehensive

             income (loss)

(10

)

(9

)

3,124

-

3,105

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

(18,716

)

105,411

91,008

(193,319

)

(15,616

)

       TOTAL LIABILITIES AND

          STOCKHOLDERS' EQUITY

$

179,951

$

145,770

$

115,998

$

(193,319

)

$

248,400

Index

CONSOLIDATING CONDENSED STATEMENT OF
OPERATIONS

For the Quarter Ended March 31, 2005

(In thousands)

Non-

Guarantor

Guarantor

Consolidating

Consolidated

Parent

Subsidiaries

Subsidiaries

Eliminations

Total

REVENUE

$

-

$

27,387

$

21,604

$

(1,685

)

$

47,306

EXPENSES:

          Depreciation and amortization

-

19,446

13,952

(141

)

33,257

          Cost of sales

-

32

7

-

39

          Selling, general and

             administrative expenses

514

4,928

4,263

(1,685

)

8,020

514

24,406

18,222

(1,826

)

41,316

       INCOME (LOSS) FROM OPERATIONS

(514

)

2,981

3,382

141

5,990

       Interest expense, net

(448

)

(4,858

)

(644

)

-

(5,950

)

       Foreign currency exchange gains (losses)

-

5

(197

)

-

(192

)

       Income (loss) from continuing operations

          before income taxes and equity in

          income of subsidiaries

(962

)

(1,872

)

2,541

141

(152

)

       Provision for income taxes

-

5

6

-

11

       Equity in income of subsidiaries

816

2,541

-

(3,357

)

-

       Income (loss) from continuing operations

(146

)

664

2,535

(3,216

)

(163

)

       Income from discontinued operations,

          net of tax

-

17

-

-

17

       NET INCOME (LOSS)

$

(146

)

$

681

$

2,535

$

(3,216

)

$

(146

)

Index

CONSOLIDATING CONDENSED STATEMENT OF
CASH FLOWS

For the Quarter Ended March 31, 2005

(In thousands)

Non-

Guarantor

Guarantor

Consolidating

Consolidated

Parent

Subsidiaries

Subsidiaries

Eliminations

Total

      Cash flows from operating
activities:

                  Net cash provided by (used
in)

                        operating
activities of

                        continuing
operations

$

(12,754

)

$

23,636

$

13,914

$

-

$

24,796

       Cash
flows from investing activities:

             Cash invested in seismic
data

-

(11,047

)

(13,171

)

-

(24,218

)

             Cash paid to acquire
property

                  and equipment

-

(160

)

(61

)

-

(221

)

             Increase in restricted cash

-

(1

)

-

-

(1

)

                  Net cash used in
investing activities

      of continuing
operations

-

(11,208

)

(13,232

)

-

(24,440

)

       Cash
flows from financing activities:

             Principal payments on notes
payable

(9

)

(120

)

-

-

(129

)

             Principal payments on
capital

                  lease obligations

(417

)

-

(7

)

-

(424

)

             Costs of debt and equity
transactions

(181

)

-

-

-

(181

)

             Payments on notes receivable
from

                  officers, employees
and director

-

12

-

-

12

             Intercompany transfers

13,361

(13,361

)

-

-

-

                  Net cash provided by
(used in)

                        financing
activities of

                        continuing
operations

12,754

(13,469

)

(7

)

-

(722

)

      Effect of exchange rate changes

-

-

103

-

103

      Net cash provided by discontinued

             operations

-

106

-

-

106

      Net increase (decrease) in cash

             and equivalents

-

(935

)

778

-

(157

)

      Cash and equivalents at beginning
of period

-

30,745

12,540

-

43,285

      Cash and equivalents at end of
period

$

-

$

29,810

$

13,318

$

-

$

43,128

Index

CONSOLIDATING CONDENSED BALANCE
SHEET

As of December 31, 2004

(In thousands)

Non-

Guarantor

Guarantor

Consolidating

Consolidated

Parent

Subsidiaries

Subsidiaries

Eliminations

Total

ASSETS

          Cash and equivalents

$

-

$

30,745

$

12,540

$

-

$

43,285

          Restricted cash

-

162

-

-

162

          Receivables

             Trade, net

-

27,754

13,410

-

41,164

             Notes and other, net

-

143

2,006

-

2,149

          Intercompany receivables (payables)

273,516

(255,917

)

(17,599

)

-

-

          Investment in subsidiaries

(94,501

)

235,512

46,602

(187,613

)

-

          Net seismic data library

-

102,537

51,183

(2,490

)

151,230

         Net other property and equipment

-

5,837

5,240

-

11,077

          Oil and gas operations held for sale

-

223

-

-

223

          Investment in marketable securities

-

-

33

-

33

          Prepaid expenses, deferred charges

             and other assets

7,509

5,377

1,273

-

14,159

          TOTAL ASSETS

$

186,524

$

152,373

$

114,688

$

(190,103

)

$

263,482

       LIABILITIES AND STOCKHOLDERS'

          EQUITY

             Accounts payable and accrued liabilities

$

13,905

$

10,625

$

5,942

$

-

$

30,472

             Oil and gas operations held for sale

-

28

-

-

28

             Senior Notes

188,726

-

-

-

188,726

             Notes payable

415

282

-

-

697

             Obligations under capital leases

2,402

-

2,892

-

5,294

             Deferred income taxes

-

-

606

-

606

             Deferred revenue

-

36,714

16,774

-

53,488

       TOTAL LIABILITIES

205,448

47,649

26,214

-

279,311

       STOCKHOLDERS' EQUITY

          Common stock

1,514

-

-

-

1,514

          Additional paid-in capital

235,081

-

-

-

235,081

          Parent investment

-

209,770

25,882

(235,652

)

-

          Retained earnings (deficit)

(254,384

)

(105,016

)

59,467

45,549

(254,384

)

          Deferred compensation - restricted stock

(1,125

)

-

-

-

(1,125

)

          Notes receivable from officers

             and employees

-

(21

)

-

-

(21

)

          Accumulated other comprehensive

             income (loss)

(10

)

(9

)

3,125

-

3,106

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

(18,924

)

104,724

88,474

(190,103

)

(15,829

)

       TOTAL LIABILITIES AND

          STOCKHOLDERS' EQUITY

$

186,524

$

152,373

$

114,688

$

(190,103

)

$

263,482

Index

CONSOLIDATING CONDENSED STATEMENT OF
OPERATIONS

For the Quarter Ended March 31, 2004

(In thousands)

Non-

Guarantor

Guarantor

Consolidating

Consolidated

Parent

Subsidiaries

Subsidiaries

Eliminations

Total

REVENUE

$

-

$

27,342

$

16,448

$

(2,526

)

$

41,264

EXPENSES:

          Depreciation and amortization

-

14,724

9,359

-

24,083

          Cost of sales

-

47

27

-

74

          Selling, general and administrative

             expenses

474

5,661

4,845

(2,526

)

8,454

474

20,432

14,231

(2,526

)

32,611

       INCOME (LOSS) FROM OPERATIONS

(474

)

6,910

2,217

-

8,653

       Interest expense, net

(188

)

(4,546

)

(214

)

-

(4,948

)

       Foreign currency exchange losses

-

-

(85

)

-

(85

)

       Reorganization items

-

(4,144

)

(3

)

-

(4,147

)

       Income (loss) from continuing operations

          before income taxes and equity in

          income (loss) of subsidiaries

(662

)

(1,780

)

1,915

-

(527

)

       Provision for income taxes

-

-

706

-

706

       Equity in income (loss) of subsidiaries

(536

)

1,217

-

(681

)

-

       Loss from continuing operations

(1,198

)

(563

)

1,209

(681

)

(1,233

)

       Income (loss) from discontinued

          operations, net of tax

-

38

(3

)

-

35

       NET INCOME (LOSS)

$

(1,198

)

$

(525

)

$

1,206

$

(681

)

$

(1,198

)

Index

CONSOLIDATING CONDENSED STATEMENT OF
CASH FLOWS

For the Quarter Ended March 31, 2004

(In thousands)

Non-

Guarantor

Guarantor

Consolidating

Consolidated

Parent

Subsidiaries

Subsidiaries

Eliminations

Total

      Cash flows from operating
activities:

             Net cash provided by operating
activities

                  of continuing
operations

$

703

$

16,412

$

12,423

$

-

$

29,538

       Cash
flows from investing activities:

             Cash invested in seismic
data

-

(10,431

)

(15,265

)

-

(25,696

)

             Cash paid to acquire
property

                  and equipment

-

(231

)

(69

)

-

(300

)

             Decrease in restricted cash

-

41

-

-

41

                  Net cash used in investing
activities

                   of
continuing operations

-

(10,621

)

(15,334

)

-

(25,955

)

       Cash
flows from financing activities:

             Principal payments on notes
payable

(8

)

-

-

-

(8

)

             Principal payments on
capital

                  lease obligations

(244

)

-

(22

)

-

(266

)

             Costs of debt and equity
transactions

(474

)

-

-

-

(474

)

             Payments on notes
receivable from

                  officers, employees
and director

-

40

-

-

40

             Intercompany transfers

23

(23

)

-

-

-

                  Net cash provided by
(used in)

                         financing
activities of

                         continuing
operations

(703

)

17

(22

)

-

(708

)

      Effect of exchange rate changes

-

-

312

-

312

Net cash provided by (used in)

             discontinued operations

-

1,040

(1

)

-

1,039

      Net increase (decrease) in cash

             and equivalents

-

6,848

(2,622

)

-

4,226

      Cash and equivalents at beginning
of period

-

41,125

3,237

-

44,362

      Cash and equivalents at end of
period

$

-

$

47,973

$

615

$

-

$

48,588

Index

NOTE K-RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 -
"Accounting for Stock-Based Compensation - Transition and Disclosure - an
amendment of FASB Statement No. 123."  In December 2004, the FASB issued
SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No.
148.  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No.
123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.  On April 14, 2005, the SEC issued press release 2005-57 which amends the compliance date of SFAS No. 123(R).  As a result, SFAS No.
123(R) will be effective for annual reporting periods beginning on or after
June 15, 2005.  The Company currently expects to adopt SFAS No. 123(R)
effective January 1, 2006.  The Company has not yet quantified the financial impact of the adoption of this standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges
of Nonmonetary Assets - an amendment of APB Opinion No. 29".  This statement addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for
Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS
No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 153 to have any effect on its financial position or results of operations.

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
The words "proposed", "anticipates",
"anticipated", "will", "would",
"should", "estimates" and similar expressions are intended
to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets and equity markets during the periods covered by the forward-looking statements and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  The foregoing and other risk factors are identified in our Annual Report on Form
10-K filed with the Securities and Exchange Commission for the year ended
December 31, 2004.

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

Index

Overview

General

We
have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is one of the largest available for licensing in the United States and Canada. We also have ownership in a library of offshore data covering parts of the
U.S. Gulf of Mexico shelf and certain deep water areas in the western and central
U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data acquisition substantially underwritten or paid for by clients.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys that they may not otherwise be able to afford to acquire on an exclusive basis.

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

We believe that we will be able to continue the
improvement of our return on investment over the next year provided the overall demand for seismic data improves with the stronger commodity prices. Demand for new seismic data is steady and our clients continue to seek our services to create data in the U.S. and in Canada, while the level of underwriting or pre-funding for these projects has been strong throughout 2004 and the current year.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

We filed bankruptcy in mid-2003 and our Plan of
Reorganization became effective on July 2, 2004.  Our clients continued to engage our services and license our data throughout our bankruptcy period. We have both grown the library and continued to license our data at steady levels during the last two years.

Over the past two years, we have eliminated non-core
business activities, improved our capital discipline and reduced operating costs.  We believe our operating cost structure is aligned with our current level of business.  Costs and expenses associated with our restructuring efforts and bankruptcy were significant.  Since emerging from bankruptcy, such fees and expenses have been substantially reduced.  The principal amount of our indebtedness has been reduced; however, our annual interest expense is higher on the debt we now have.

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

Three Months Ended

March 31,

2005

2004

Cash resales

$

24,212

$

18,229

Other revenue components:

            Acquisition revenue

12,419

19,173

            Non-monetary exchanges

605

3,080

            Deferral of revenue

(12,667

)

(14,355

)

            Selections of data

21,625

13,961

            Solutions and other

1,112

1,176

Total revenue, as reported

$

47,306

$

41,264

Index

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

2005

2004

Cash operating income

$

29,297

$

28,238

      Add (subtract) other revenue
components not

            included in cash operating
income:

                  Acquisition underwriting
from non-monetary

                  exchanges

387

1,812

                  Non-monetary exchanges

605

3,080

                  Deferral of revenue

(12,667

)

(14,355

)

                  Selections of data

21,625

13,961

Less:

                  Depreciation and
amortization

(33,257

)

(24,083

)

Operating income, as reported

$

5,990

$

8,653

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

Three Months Ended

March 31,

2005

2004

      Cash margin

$

17,619

$

10,877

      Add (subtract) other revenue components not

included in cash margin:

Acquisition revenue

12,419

19,173

Non-monetary exchanges

605

3,080

Deferral of revenue

(12,667

)

(14,355

)

Selections of data

21,625

13,961

Less:

Depreciation and amortization

(33,257

)

(24,083

)

Non-cash operating expenses

(354

)

-

Operating income, as reported

$

5,990

$

8,653

Growth of our Seismic Data Library

We regularly add to our seismic data
library through four different methods: (1) recording new data; (2) creating new value-added products from existing data within our library; (3) buying ownership of existing data for cash; and (4) obtaining ownership of existing data sets through non-monetary exchanges. For the period from January 1, 2005 to May 2, 2005, we completed the addition of approximately 1,400 square miles of seismic data to our library.  Additions to our seismic data library are weighted to the early part of the year due to the winter being the optimum time to shoot new data in Canada and due to the purchase of two micro-data libraries in the first quarter of 2005.  For the year ended December 31, 2004, we completed the addition of approximately 2,300 square miles of seismic data to our library.  As of May 2, 2005, we had approximately 300 square miles of seismic data in progress.

Index

Critical
Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.  There have not been any changes in our critical accounting policies since December 31, 2004.

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

Results of Operations

The following table
summarizes the components of our revenue for the three months ended March 31, 2005 and 2004 (in thousands):

      Three
months ended

      March
31,

2005

2004

Acquisition revenue:

                   Cash underwriting

$

12,032

$

17,361

                   Underwriting from non-monetary exchanges

387

1,812

                   Total acquisition revenue

12,419

19,173

Licensing revenue:

                   New resales for cash

24,212

18,229

                   Non-monetary exchanges

605

3,080

                   Deferral of revenue

(12,667

       )

(14,355

       )

                   Selections of data

21,625

13,961

                   Total resale revenue

33,775

20,915

Solutions and other

1,112

1,176

Total revenue

$

47,306

$

41,264

The
increase in total revenue between periods is primarily due to a strong level of licensing data from our existing library, both in cash resales and selections of data.  The level of licensing activity during the first quarter of 2005 reflects the increase in current demand for our data as reflected in the 33%
increase in cash resales and the 55% increase in selections of data.
Acquisition revenue for the first quarter of 2005 was planned to be lower than that in the 2004 first quarter to allow for the cash purchase of two micro-data libraries in Canada in the first quarter of 2005.

At March 31, 2005, we had a deferred revenue balance of $45.2 million, of which
$6.9 million resulted from non-monetary exchanges.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Index

Seismic data library amortization amounted to $32.2 million in the first quarter of 2005 compared to $22.6 million in the first quarter of 2004.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. Seismic data amortization as of percentage of seismic licensing revenue is summarized as follows (in thousands):

      Three Months
Ended

Percentage of

      Components of
Amortization

March 31,

Revenue

2005

2004

2005

2004

       Income
forecast

$

20,794

$

19,702

45.0

%

49.1

%

       Straight-line

11,432

2,919

24.8

%

7.3

%

Total

$

32,226

$

22,621

69.8

%

56.4

%

The increase in the rate of straight-line amortization in
2005 is primarily due to the reduction in the useful life to four years from seven years for onshore data and from five years for offshore data, effective
July 1, 2004.

Selling,
general and administrative ("SG&A") expenses were $8.0 million in the first quarter of 2005 compared to $8.5 million in the first quarter of 2004.
The decrease in
SG&A expense is primarily due to the 2004 period including non-recurring charges of $478,000 related to severance costs for a former executive officer and $190,000 related to settlement of certain litigation.

Interest expense, net, was $6.0 million in the first
quarter of 2005 compared to $4.9 million in the first quarter of 2004.  The increased expense is due to the higher interest rate on our new senior notes which were issued on July 2, 2004.

During the three months ended March
31, 2004, we incurred expenses associated with reorganization totaling $4.1 million.  Reorganization items are expense or income items that are incurred or realized by Debtors because they are in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they are not paying their pre-petition liabilities. For the three months ended March 31, 2004, reorganization items were as follows (in thousands):

      Professional Fees

$

3,324

      Interest Income

(31

       )

      Accelerated amortization of deferred debt issue costs

1,007

      Reduction of pre-petition liabilities

(426

       )

       Other

273

       Total

$

4,147

Tax expense was $11,000
in the first quarter of 2005 compared to $706,000 in the first quarter of 2004.
This decrease was due to lower tax expense in Canada.

Discontinued
Operations

 In June 2002, our Board of Directors
unanimously adopted a plan to dispose of our oil and gas operations by sale.
Accordingly, our consolidated financial statements report the oil and gas
operations as discontinued operations.   In 2002, we sold substantially all of
our oil and gas assets.  In January 2004, we sold a portion of our remaining oil and gas assets.  Our remaining oil and gas assets are not material and we continue to seek buyers.

Revenue from the discontinued operations was $49,000 and $72,000 for the three months ended March 31, 2005 and 2004, respectively. Pre-tax income from discontinued operations was $17,000 and $35,000 for the three months ended
March 31, 2005 and 2004, respectively.

Liquidity and
Capital Resources

Sources and Uses of Liquidity

As of May 9, 2005, we had approximately $43.5 million in
consolidated cash, cash equivalents and short-term investments.

Index

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

Interest is payable at an applicable margin above either
LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  At May 9, 2005, there was no outstanding balance under the facility and there was $29.8 million of availability.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.  We were in compliance with all such covenants and ratios as of March 31, 2005.

Canadian Credit Facility.
On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into a revolving credit facility. The facility allows it to borrow up to $5 million
(Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50%
per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust
Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC
Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic,
SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to
us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $78.8 million (Canadian) at March 31, 2005) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable
(as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.
As of May 9, 2005, no amounts were outstanding on this revolving line of credit and $5 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $24.8 million and $29.5 million for the three months ended March 31, 2005 and
2004, respectively.  The decrease from 2004 to 2005 was primarily due to the payment of interest totaling $12.2 million on our new senior notes in the 2005 first quarter, partially offset by an increase in the collection of receivables.

Investing Activities.  Cash flows used by investing activities from continuing operations were $24.4 million and $26.0 million for the three months ended March 31, 2005 and 2004, respectively.  Cash expenditures for seismic data were $24.2 million and $25.7 million for the three months ended
March 31, 2005 and 2004, respectively.

Financing Activities.  Cash flows
used in financing activities were $722,000 and $708,000 for the three months ended March 31, 2005 and 2004, respectively.  During the three months ended
March 31, 2005 payments on term loans and capital leases equaled $553,000 and payments related to professional fees incurred in connection with our debt transactions were $181,000.

Index

As of March 31, 2005, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

    Payments
due by period

    Remainder
of

2006

2009-

    2011
and

     Contractual cash obligations

Total

2005

    -
2008

2010

thereafter

     Debt
obligations (1) (2)

$

341,161

$

11,560

$

68,251

$

45,499

$

215,851

     Capital
lease obligations (2)

7,804

2,338

882

613

3,971

     Operating
lease obligations

3,892

719

1,765

921

487

     Total
contractual cash obligations

$

352,857

$

14,617

$

70,898

$

47,033

$

220,309

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

From time to time on or
before July 15, 2007, we may redeem up to 35% of the aggregate principal amount of our 11.75% senior notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year we have excess cash flow (as defined in the indenture) in excess of $5.0 million, we will be required to use 50% of the excess cash flow to fund an offer to repurchase our 11.75% senior notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If we have less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer will be required only if there is no event of default under our revolving credit facilities prior to and after giving effect to the repurchase payment.  Because of excess cash flow generated for the year ended December 31, 2004, in the first quarter of 2005 the Company made a repurchase offer for principal of up to $4.8 million to the holders of its Senior Notes.  $4 million principal amount of Senior Notes were tendered, and the Company made payment, including accrued interest, of $4.1 million on May 5, 2005.  Upon a change of control (as defined in the indenture), each holder of our 11.75% senior notes will have the right to require us to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

For a discussion of a number of
factors that may impact our liquidity and the sufficiency of our capital resources, see " - Overview" above.

Index

Deferred Taxes

As of March 31, 2005, we had a net deferred tax liability
of $513,000 attributable to our Canadian operations.  In the U.S., we had a net deferred tax asset of $89.8 million, all of which was fully offset by a valuation allowance. Additionally, in Canada, we had a remaining net deferred tax asset of $3.0 million, all of which was fully offset by a valuation allowance.  The recognition of such deferred tax assets will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of March 31, 2005, the recovery of such deferred tax assets is not assured of realization.

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

Capital Expenditures

During the first three
months of 2005, capital expenditures for seismic data and other property and equipment amounted to $25.2 million.  Our capital expenditures for the remainder of 2005 are presently estimated to be $47.3 million.  The first quarter 2005 actual and 2005 estimated remaining capital expenditures are comprised of the following (in thousands):

Actual for

Three Months

Estimate For

Ended

Remainder of

March 31, 2005

2005

New data acquisition

$

16,962

$

30,655

      Cash purchases of seismic data and
other

7,040

5,028

Non-monetary exchanges

992

10,848

Other property and equipment

221

790

Total capital expenditures

25,215

47,321

Less: Non-monetary exchanges

(992

)

(10,848

)

Changes in working capital

216

-

      Cash investment per statement of
cash flows

$

24,439

$

36,473

The capital expenditures discussed above are within the
capital expenditure limitations imposed by our 11.75% senior notes and U.S. revolving credit facility.

Capital expenditures funded from
operating cash flow are as follows (in thousands):

Actual for

Three Months

Estimate For

Ended

Remainder of

March 31, 2005

2005

Total capital expenditures

$

25,215

$

47,321

Less:

Non-cash additions

(992

)

(10,848

)

Cash underwriting

(12,032

)

(21,603

)

      Capital expenditures funded from
operating cash flow

$

12,191

$

14,870

As of May 9, 2005, we had capital expenditure commitments
related to data acquisition projects of approximately $16.5 million of which approximately $12.4 million of cash underwriting has been obtained.

Index

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board
("FASB") issued SFAS No. 148 - "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123."  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based
Payment," which supersedes SFAS No. 148. SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board ("APB") Opinion No. 25.  In
March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies.  On April 14, 2005, the SEC issued press release 2005-57 which amends the compliance date of SFAS No. 123(R).  As a result, SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.  Seitel currently expects to adopt SFAS
No. 123(R) effective January 1, 2006.  We have not yet quantified the financial impact of adoption of this standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges
of Nonmonetary Assets - an amendment of APB Opinion No. 29".  This statement addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for
Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect the adoption of
SFAS No. 153 to have any effect on its financial position or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We are exposed to
market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various
financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates.  As of March 31, 2005, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct
business in the Canadian dollar, therefore, we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar.  As of March
31, 2005, we did not have any open forward exchange contracts.

We have not had any significant changes in the market risk exposures since
December 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

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
  Based upon that evaluation, the Company's President and Chief Executive
  Officer along with the Company's Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2005 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities
  Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Company's President and
  Chief Executive Officer and the Company's Acting Chief Financial Officer, as
  appropriate, to allow timely decisions regarding required disclosures.

(b)

      Changes in Internal Control Over
  Financial Reporting

      There have been no changes in our
  internal controls over financial reporting during the quarter ended
  March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.   LEGAL
PROCEEDINGS

See
Part I, Item 1, Note I to Consolidated Financial Statements, which is incorporated herein by reference.

Item 2.   UNREGISTERED
SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2005, we issued 129,032 shares of restricted common stock to our non-employee directors as part of their annual board compensation.  Such restricted stock vests on the earlier of January 3, 2008 or the death, disability or termination of the director upon a change-of-control.  The common stock was issued in a transaction exempt from registration under the Securities
Act of 1933, as amended (the "Act") pursuant to Section 4.2 of the Act.

Items 3., 4.
and 5.  Not applicable.

Item
6.   EXHIBITS

10.1†    Form of Restricted Stock Award Agreement for
employee grants made under the Seitel, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

10.2†    Form of Non-Employee Director Restricted Stock
Agreement for grants made under the Seitel, Inc. 2004 Stock Option Plan
(incorporated by reference from Exhibit 4.3 to the Company's registration statement on Form S-8, as filed with the SEC on February 14, 2005, File No.
333-122782).

10.3†    First Amended and Restated Restricted Stock Agreement
for Robert D. Monson dated March 22, 2005 (incorporated by reference from
Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended
December 31, 2004, as filed with the SEC on March 29, 2005).

10.4†    Restricted Stock Agreement for Kevin P. Callaghan
dated March 24, 2005 (incorporated by reference from Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

10.5†    Amended and Restated Employment Agreement, dated
March 22, 2005, by and between Robert D. Monson and the Company (incorporated by reference from Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

10.6†    Employment Agreement, dated March 24, 2005, by and
between Kevin P. Callaghan and the Company (incorporated by reference from
Exhibit 10.14 to the Company's annual report on Form 10-K for the year ended
December 31, 2004, as filed with the SEC on March 29, 2005).

10.7†    Summary of 2005 Non-Employee Director and Executive
Officer Compensation and Incentive Arrangements (incorporated by reference from
Exhibit 10.20 to the Company's annual report on Form 10-K for the year ended
December 31, 2004, as filed with the SEC on March 29, 2005).

31.1*    Certification of Principal Executive
Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302
Of The Sarbanes-Oxley Act of 2002

31.2*    Certification of Principal Financial
Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302
Of The Sarbanes-Oxley Act of 2002

32.1**   Certification of Principal Executive
Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
Of The Sarbanes-Oxley Act of 2002

32.2**   Certification of Principal Financial
Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
Of The Sarbanes-Oxley Act of 2002

_______________

†          Management contract, compensation plan or
arrangement.

*           Filed herewith.

**          Furnished, not filed, pursuant to Item 601(b)(32)
of Regulation S-K.

Index

      SIGNATURES

      Pursuant to
  the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

      Dated:    May

11,

2004

/s/

Robert D. Monson

Robert D. Monson

      Chief Executive Officer and President

      Dated:    May

11,

2004

/s/

Marcia H. Kendrick

Marcia H. Kendrick

Acting Chief Financial Officer

Index

      EXHIBIT

INDEX

Exhibit

Title

Page

Number

31.1

*

      Certification of Principal Executive Officer Pursuant to
18 U.S.C. Section 1350,

40

      As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley
  Act of 2002

31.2

*

      Certification of Principal Financial Officer Pursuant to
18 U.S.C. Section 1350,

42

      As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley
  Act of 2002

32.1

**

      Certification of Principal Executive Officer Pursuant to
18 U.S.C. Section 1350,

44

      As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley
  Act of 2002

32.2

**

      Certification of Principal Financial Officer Pursuant to
18 U.S.C. Section 1350,

46

      As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley
Act of 2002

_______________

*     Filed herewith.

**    Furnished, not
filed, pursuant to Item 601(b)(32) of Regulation S-K.