Form 10-Q
period 2005-06-30
SEITEL INC
filed 2005-08-11
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes	[ X ]	No	[ ]

As of August 9, 2005, there were 152,908,111 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements................................................................................	3

	Condensed Consolidated Balance Sheets as of
	June 30, 2005 (Unaudited) and December 31, 2004......................................................		3

	Condensed Consolidated Statements of Operations (Unaudited)
	for the Three Months Ended June 30, 2005 and 2004....................................................		4

	Condensed Consolidated Statements of Operations (Unaudited)
	for the Six Months Ended June 30, 2005 and 2004.......................................................		5

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	for the Three and Six Months Ended June 30, 2005 and 2004........................................		6

	Condensed Consolidated Statements of Stockholders' Equity
	for the year ended December 31, 2004 and for the
	Six Months Ended June 30, 2005 (Unaudited)..............................................................		7

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	for the Six Months Ended June 30, 2005 and 2004.......................................................		8

	Notes to Condensed Consolidated Interim Financial Statements....................................		10

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations.............................................	28

	Item 3.	Quantitative and Qualitative
		Disclosures About Market Risk..................................................................	38

	Item 4.	Controls and Procedures...........................................................................	38

PART II.	OTHER INFORMATION.............................................................................................		38

	Signatures...............................................................................................................		40

Index

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Cash and equivalents	$47,764	$43,285
Restricted cash	83	162
Receivables
Trade, net	32,319	41,164
Notes and other, net	1,313	2,149
Net seismic data library	130,701	151,230
Net property and equipment	9,562	11,077
Oil and gas operations held for sale	185	223
Investment in marketable securities	39	33
Prepaid expenses, deferred charges and other	15,267	14,159
Deferred income taxes	1,210	-

TOTAL ASSETS	$238,443	$263,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$23,657	$30,472
Oil and gas operations held for sale	27	28
Debt
Senior Notes	185,036	188,726
Notes payable	478	697
Obligations under capital leases	4,377	5,294
Deferred income taxes	-	606
Deferred revenue	40,928	53,488
TOTAL LIABILITIES	254,503	279,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
400,000,000 shares; issued and outstanding
152,257,111 at June 30, 2005 and 151,414,143
at December 31, 2004	1,523	1,514
Additional paid-in capital	236,590	235,081
Retained deficit	(255,225)	(254,384)
Deferred compensation - restricted stock	(1,883)	(1,125)
Notes receivable from officers and employees
for stock purchases	(9)	(21)
Accumulated other comprehensive income	2,944	3,106
TOTAL STOCKHOLDERS' DEFICIT	(16,060)	(15,829)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$238,443	$263,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2005	2004

REVENUE	$35,961	$35,096

EXPENSES
Depreciation and amortization	23,665	24,339
Cost of sales	49	135
Selling, general and administrative expenses	7,318	7,760
	31,032	32,234

INCOME FROM OPERATIONS	4,929	2,862

Interest expense, net	(6,029)	(5,320)
Foreign currency exchange losses	(625)	(723)
Loss on sale of security	(11)	-
Reorganization items	-	(1,885)

Loss from continuing operations before income taxes	(1,736)	(5,066)

Benefit for income taxes	(1,039)	(395)

Loss from continuing operations	(697)	(4,671)

Income from discontinued operations	2	9

NET LOSS	$(695)	$(4,662)

Basic and diluted income (loss) per share:
Loss from continuing operations	$-	$(.18)
Income from discontinued operations	-	-
Net loss	$-	$(.18)

Weighted average number of common and
common equivalent shares - basic and diluted	152,276	25,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,

2005

2004

REVENUE	$83,267	$76,360

EXPENSES
Depreciation and amortization	56,922	48,422
Cost of sales	88	209
Selling, general and administrative expenses	15,338	16,214
	72,348	64,845

INCOME FROM OPERATIONS	10,919	11,515

Interest expense, net	(11,979)	(10,268)
Foreign currency exchange losses	(817)	(808)
Loss on sale of security	(11)	-
Reorganization items	-	(6,032)

Loss from continuing operations before income taxes	(1,888)	(5,593)
Provision (benefit) for income taxes	(1,028)	311

Loss from continuing operations	(860)	(5,904)

Income from discontinued operations	19	44

NET LOSS	$(841)	$(5,860)

Basic and diluted loss per share:
Loss from continuing operations	$(.01)	$(.23)
Income from discontinued operations	-	-
Net loss	$(.01)	$(.23)

Weighted average number of common and
common equivalent shares - basic and diluted	152,065	25,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended

			Six Months Ended
	June 30,		June 30,
	2005

		2004

			2005	2004

Net loss	$(695)	$(4,662)	$(841)	$(5,860)

Unrealized gains (losses) on securities held as
available for sale:
Unrealized net holding gains (losses) arising
during period	1	(14)	10	(79)
Less: Reclassification adjustment for
losses included in income	11	-	11	-

Foreign currency translation adjustments	(173)	(321)	(183)	(774)

Comprehensive loss	$(856)	$(4,997)	$(1,003)	$(6,713)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Accum-
									ulated
							Deferred	Notes	Other
							Compen-	Receivable	Compre-
			Additional	Retained			sation -	from	hensive
	Common Stock		Paid-In	Earnings	Treasury Stock		Restricted	Officers &	Income
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Stock	Employees	(Loss)

Balance, December 31, 2003	25,811,601	$258	$166,630	$(159,731)	(435,918)	$(5,373)	$-	$(124)	$2,062
Proceeds from issuance of
common stock, net of
expenses	125,000,000	1,250	53,639	-	-	-	-	-	-
Issuance of restricted stock	1,038,460	10	1,137	-	-	-	(1,147)	-	-
Issuance of common
stock warrant	-	-	16,489	-	-	-	-	-	-
Amortization of deferred
compensation cost	-	-	-	-	-	-	22	-	-
Retirement of treasury shares	(435,918)	(4)	(2,814)	(2,555)	435,918	5,373	-	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	103	-
Net loss	-	-	-	(92,098)	-	-		-	-
Foreign currency translation
adjustments	-	-	-	-	-	-		-	1,106
Unrealized loss on marketable
securities	-	-	-	-	-	-		-	(62)
Balance, December 31, 2004	151,414,143	1,514	235,081	(254,384)	-	-	(1,125)	(21)	3,106
Issuance of restricted stock	881,032	9	1,140	-	-	-	(1,149)	-	-
Cancellation of restricted stock	(38,064)	-	(48)	-	-	-	48	-	-
Amortization of deferred
compensation costs	-	-	-	-	-	-	343	-	-
Accrual for restricted stock
issuance under performance
plan	-	-	401	-	-	-	-	-	-
Expense related to stock options	-	-	16	-	-	-	-	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	12	-
Net loss	-	-	-	(841)	-	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	-	(183)
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	-	10
Reclassification adjustment for
losses on marketable securities
included in income	-	-	-	-	-	-	-	-	11
Balance, June 30, 200 (unaudited)	152,257,111	$1,523	$236,590	$(255,225)	-	$-	$(1,883)	$(9)	$2,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(841)	$(5,860)
Income from discontinued operations, net of tax	(19)	(44)
Depreciation and amortization	56,922	48,422
Deferred income tax benefit	(1,786)	(85)
Amortization of deferred financing costs	793	1,365
Amortization of debt discount	310	-
Amortization of deferred compensation	343	-
Allowance for collection of trade receivable	-	75
Non-cash compensation expense	401	-
Non-cash expense related to stock options	16	-
Non-cash sales	(10,491)	(10,935)
Loss on sale of security	11	-
Loss on sale of property and equipment	1	-
Decrease (increase) in receivables	8,951	(4,442)
Decrease in other assets	1,171	901
Increase (decrease) in deferred revenue	(6,533)	165
Increase (decrease) in accounts payable and other liabilities	(3,396)	8,784
Net cash provided by operating activities of
continuing operations	45,853	38,346

Cash flows from investing activities:
Cash invested in seismic data	(36,424)	(33,054)
Cash paid to acquire property and equipment	(542)	(411)
Cash received from disposal of property and equipment	13	-
Cash from sale of security	4	-
Decrease in restricted cash	79	41
Net cash used in investing activities of continuing operations	(36,870)	(33,424)

Cash flows from financing activities:
Principal payments on senior notes	(4,000)	-
Principal payments on notes payable	(219)	(17)
Principal payments on capital lease obligations	(864)	(658)
Costs of debt and equity transactions	(185)	(1,419)
Payments on notes receivable from officers and employees	24	55
Net cash used in financing activities of continuing operations	(5,244)	(2,039)

Effect of exchange rate changes	609	1,825
Net cash provided by discontinued operations	131	1,134
Net increase in cash and equivalents	4,479	5,842

Cash and equivalents at beginning of period	43,285	44,362
Cash and equivalents at end of period	$47,764	$50,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued

(in thousands)

	Six Months Ended June 30,
	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$12,591	$480
Income taxes	$5	$163

Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$4,789	$8,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation.  The condensed consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited balance sheet of the Company as of that date.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

Contractual Obligations:  As of June 30, 2005, the Company had approximately $344.9 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of	2006 -	2009-	2011 and
Contractual cash obligations	Total	2005	2008	2010	thereafter

Debt obligations (1) (2)	$334,005	$11,224	$66,841	$44,559	$211,381
Capital lease obligations (2)	7,167	1,772	870	605	3,920
Operating lease obligations	3,763	498	1,857	921	487

Total contractual cash obligations	$344,935	$13,494	$69,568	$46,085	$215,788

(1)  Debt obligations include the face amount of the 11.75% senior notes totaling $189.0 million.

(2)  Amounts include interest related to debt and capital lease obligations.

NOTE B-REORGANIZATION PROCEEDINGS AND PLAN OF REORGANIZATION

On July 21, 2003 (the "Petition Date"), Seitel, Inc. and its wholly owned U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Chapter 11 Case No. 03-12227 (PJW)).  Seitel, Inc. and its 30 U.S. subsidiaries that filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 Cases of these entities are collectively referred to herein as the "Cases."  By order of the Bankruptcy Court dated July 25, 2003, the Cases were jointly administered.  From the Petition Date until the effective date of its plan of reorganization, the Debtors operated their business and managed their properties as "Debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code.  No trustee was appointed in the Cases.

None of the Company's direct or indirect subsidiaries or affiliates incorporated in Canada or other non-U.S. jurisdictions filed Chapter 11.  Such non-filing, non-U.S. based subsidiaries and affiliates are called "non-Debtors".

On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which subsequently was amended on February 6, 2004. The Plan was supported by the Official Committee of Equity Holders of Seitel, Inc., as well as Berkshire Hathaway, Inc. and Ranch Capital L.L.C., holders of $255 million aggregate principal amount of the Company's old senior unsecured notes, and was accepted by the holders of more than 99.6% of the shares of the Company's common stock who voted on the Plan.  On March 18, 2004, the Bankruptcy Court confirmed the Plan and on July 2, 2004, the Plan became effective.

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

On July 2, 2004, the Company completed the private placement of $193.0 million face value 11.75% new senior notes due 2011 for proceeds of $188.5 million which were placed in escrow pending the completion of the issuance of common stock pursuant to the Plan, among other things.  On August 12, 2004, the proceeds from the debt offering, net of underwriters' fees, of $182.9 million were released from escrow to the Company.

The Company utilized the net proceeds from the exercise of Stockholder Warrants and the sale of shares to Mellon HBV, the net proceeds from the sale of the new senior notes along with available cash to pay, in full, allowed pre-petition claims together with post-petition interest totaling approximately $291.0 million.  The payment of allowed pre-petition claims was completed on August 13, 2004.

Index

Reorganization items under the Cases are expense or income items that were incurred or realized by the Debtors because they were in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they were not paying their pre-petition liabilities. For the three and six months ended June 30, 2004, reorganization items were as follows (in thousands):

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

  permitting for land access, mineral rights, and regulatory approval;

  surveying;

  drilling for the placement of energy sources;

  recording the data in the field; and

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

Index

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

Fair value of the data exchanged is determined using a multi-step process as follows:

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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Seismic data library additions	$3,797	$5,068	$4,789	$8,148

Revenue recognized based on
selections of data	5,037	5,526	9,794	9,016

Revenue recognized related to
acquisition contracts	310	26	697	1,838
Revenue from Seitel Solutions Business Unit

Revenue from Seitel Solutions business unit ("Solutions") is recognized as the services for reproduction and delivery of seismic data are provided to customers.

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $427,000 and $436,000 and for the three months ended June 30, 2005 and 2004, respectively, and $841,000 and $872,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  The amortization rates vary by component and, effective July 1, 2005, range from a low of 70% to a high of 73% with a weighted average rate of 70.02% based on the net book value of each component compared with the net book value of the entire seismic data library as of such date.  Additionally, certain library components have been fully amortized; consequently, no amortization expense is required on revenue recorded for these library components.

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

Since certain surveys within the seismic data library were older than the revised estimate of useful life, the Company recorded additional amortization expense of $59.1 million on July 1, 2004, the date the revision became effective.  The effect from this change on reported results was a reduction in net income of $0.9 million, or $.01 per share, for the three months ended June 30, 2005 and a reduction in net income of $3.4 million, or $.02 per share, for the six months ended June 30, 2005.

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

Revenue from discontinued operations was $38,000 for each of the three months ended June 30, 2005 and 2004, and $87,000 and $110,000 for the six months ended June 30, 2005 and 2004, respectively. Pre-tax income from discontinued operations was $2,000 and $9,000 for the three months ended June 30, 2005 and 2004, respectively, and $19,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively.

The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE F-DEBT

The following is a summary of the Company's debt (in thousands):

	June 30,	December 31,
	2005	2004

11.75% Senior Notes	$189,000	$193,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	397	415
Term loans	81	282
	189,478	193,697
Less: Debt discount	(3,964)	(4,274)
	$185,514	$189,423

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

From time to time on or before July 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company will be required to use 50% of the excess cash flow to fund an offer to repurchase the Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer will be required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to the repurchase payment.  Because of excess cash flow generated for the year ended December 31, 2004, in the first quarter of 2005 the Company made a repurchase offer for principal of up to $4.8 million to the holders of its Senior Notes.  $4.0 million principal amount of Senior Notes were tendered, and the Company made payment, including accrued interest, of $4.1 million on May 5, 2005.  Upon a change of control (as defined in the indenture), each holder of the Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Index

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

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $73.0 million (Canadian) at June 30, 2005) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

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

NOTE G-EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.  For the three and six months ended June 30, 2005 and 2004, the Company did not have any potentially dilutive securities.  A weighted average number of options and warrants to purchase 6,453,000, 1,969,000, 6,385,000 and 2,013,000 shares of common stock were outstanding during the second quarter of 2005 and 2004 and the six months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(695)	$(4,662)	$(841)	$(5,860)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	-	(396)	-	(956)
Pro forma	$(695)	$(5,058)	$(841)	$(6,816)
Basic and diluted income (loss) per share:
As reported	$-	$(.18)	$(.01)	$(.23)
Pro forma	$-	$(.20)	$(.01)	$(.27)

For issuances of restricted stock to employees, compensation expense is determined as the difference between the purchase price, if any, and the fair market value of such stock on the date of issuance.  Such compensation expense is recognized pro-rata over the vesting periods of the awards.

NOTE H-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at June 30, 2005 and December 31, 2004 of $83,000 and $162,000, respectively, related to collateral on a seismic operations bond.

During the six months ended June 30, 2005 and 2004, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2005	2004

Non-monetary exchanges	$4,789	$8,148
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	-	81
Total non-cash additions	$4,789	$8,229

Non-cash sales consisted of the following for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30,
	2005	2004

Acquisition revenue on underwriting from non-monetary
exchange contracts	$697	$1,838
Licensing revenue from selections on non-monetary exchange contracts	9,794	9,016
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	-	81
Total non-cash revenue	$10,491	$10,935

Index

Operating cash flows resulting from reorganization items for the six months ended June 30, 2004 included the following (in thousands):

Six Months
Ended June 30,
2004
Interest received on cash accumulated
because of the Chapter 11 proceeding	$(77)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	5,721
$5,644

NOTE I-COMMITMENTS AND CONTINGENCIES

Litigation

See "Note B - Reorganization Proceedings and Plan of Reorganization" for a detailed discussion of the Company's Chapter 11 reorganization and the Plan.

The Company and certain of its former and current officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's previous auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees.  The Company, its named current and/or former directors and officers, and the class representative entered into a memorandum of understanding, which contemplated allowance of a "class claim" to assert the rights of the class in the Chapter 11 Cases and an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The memorandum of understanding was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. Pursuant thereto, the Company funded its portion of the settlement amount ($980,000) to an escrow account in 2003. The parties have since finalized their settlement agreement, which contains terms substantially in accordance with the terms of the memorandum of understanding. On December 29, 2004, the Bankruptcy Court granted Seitel's motion for approval of the parties' full settlement agreement. By order dated July 29, 2005, the United States District Court approved the parties' settlement. The carrier of the Company's directors' and officers' insurance policies is obligated to timely fund the balance of the settlement (its portion), in accordance with the terms of the order.  The action is expected to continue as between the class representative and Ernst & Young LLP.

On July 18, 2002, Paul Frame, the Company's former chief executive officer, sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in the Company's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court.  On April 1, 2005, the Company filed a motion for summary judgment seeking dismissal of Mr. Frame's complaint in the District Court.  In late April 2005, Mr. Frame filed a motion for leave to file an amended complaint in the District Court.  Hearing dates have not been set for these April 2005 motions.  In 2002, the Company filed a counter suit to recover approximately $4.2 million in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by the Company.  The Company has requested and is investigating information with respect to Mr. Frame and the nature and extent of his assets for purposes of analyzing whether to continue pursuit of the civil litigation described above and potential debt collection.

Index

The Company and its subsidiary, Seitel Data, Ltd., were parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs sued a number of defendants, including the Company and Seitel Data, Ltd. The plaintiffs alleged that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests by obtaining seismic data on adjoining property, and sold the information obtained to other defendants. The plaintiffs sought an unspecified amount of damages. All defendants obtained summary judgments dismissing the plaintiffs' claims, and the plaintiffs appealed to the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. During the pendency of the Company's bankruptcy proceedings, the San Antonio Court of Appeals affirmed the trial court's decision as to the Company's co-defendants and stayed the appeal as to the Company. The Texas Supreme Court denied plaintiffs Petition for Certiorari, refusing to hear the matter.  The plaintiff filed an unliquidated claim (amount unspecified) in the Chapter 11 Cases. The Company objected to this claim, which was withdrawn by order of the Bankruptcy Court dated June 29, 2005.  This June 2005 order includes the plaintiffs' agreement to dismiss their appeal, and the parties are preparing an agreed order of dismissal to be filed with the San Antonio Court of Appeals.

The Company sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company seeks recovery for fees paid of approximately $750,000 and related expenses. Initial pleadings were filed on February 21, 2003 and discovery is underway.  On July 29, 2005, the parties attempt at mediation was not successful.  The trial, originally set for October 2005, is expected to be reset to a later date.  The defendants have joined Paul Frame and Kevin Fiur, both of who were the Company's former chief executive officers, in the action.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2005, the Company did not have any amounts accrued related to the claims set forth above, as all amounts have been paid or the Company believes it is not probable that any amounts will be paid relative to the litigation and claims set forth above.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE J-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On July 2, 2004, Seitel, Inc. (the "Parent") completed a private placement of 11.75% Senior Unsecured Notes in the aggregate principal amount of $193.0 million of which $189.0 million was outstanding at June 30, 2005. Seitel, Inc.'s payment obligations under the Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the Senior Notes are referred to as Non-Guarantor Subsidiaries.

The consolidating condensed financial statements are presented below and should be read in connection with the Condensed Consolidated Financial Statements of the Company. Separate financial statements of the Guarantor Subsidiaries are not presented because (i) the Guarantor Subsidiaries are wholly-owned and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis, and (ii) the Company's management has determined such separate financial statements are not material to investors.

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of June 30, 2005 and December 31, 2004, and the consolidating condensed statements of operations and statements of cash flows for the six months ended June 30, 2005 and 2004 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

Index

CONSOLIDATING CONDENSED BALANCE SHEET

As of June 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$37,185	$10,579	$-	$47,764
Restricted cash	-	83	-	-	83
Receivables
Trade, net	-	23,749	8,570	-	32,319
Notes and other, net	-	38	1,275		1,313
Intercompany receivables (payables)	268,346	(249,334)	(19,012)	-	-
Investment in subsidiaries	(94,511)	238,047	46,704	(190,240)	-
Net seismic data library	-	80,360	52,609	(2,268)	130,701
Net other property and equipment	-	5,259	4,303	-	9,562
Oil and gas operations held for sale	-	185	-	-	185
Investment in marketable securities	-	-	39	-	39
Prepaid expenses, deferred charges
and other assets	7,050	7,506	711	-	15,267
Deferred income taxes	-	-	1,210	-	1,210

TOTAL ASSETS	$180,885	$143,078	$106,988	$(192,508)	$238,443

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$12,903	$5,767	$4,987	$-	$23,657
Oil and gas operations held for sale	-	27	-	-	27
Senior Notes	185,036	-	-	-	185,036
Notes payable	397	81	-	-	478
Obligations under capital leases	1,554	-	2,823	-	4,377
Deferred revenue	-	31,362	9,566	-	40,928
TOTAL LIABILITIES	199,890	37,237	17,376	-	254,503

STOCKHOLDERS' EQUITY
Common stock	1,523	-	-	-	1,523
Additional paid-in capital	236,590	-	-	-	236,590
Parent investment	-	209,770	25,866	(235,636)	-
Retained earnings (deficit)	(255,225)	(103,911)	60,781	43,130	(255,225)
Deferred compensation - restricted stock	(1,883)	-	-	-	(1,883)
Notes receivable from officers
and employees	-	(9)	-	-	(9)
Accumulated other comprehensive
income (loss)	(10)	(9)	2,965	(2)	2,944
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,005)	105,841	89,612	(192,508)	(16,060)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$180,885	$143,078	$106,988	$(192,508)	$238,443

Index

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$54,810	$30,916	$(2,459)	$83,267

EXPENSES:
Depreciation and amortization	-	35,737	21,408	(223)	56,922
Cost of sales	-	77	11	-	88
Selling, general and
administrative expenses	1,032	9,710	7,055	(2,459)	15,338
	1,032	45,524	28,474	(2,682)	72,348

INCOME (LOSS) FROM OPERATIONS	(1,032)	9,286	2,442	223	10,919

Interest expense, net	(1,127)	(9,506)	(1,346)	-	(11,979)
Foreign currency exchange gains (losses)	-	5	(822)	-	(817)
Loss on sale of security	-	-	(11)	-	(11)

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(2,159)	(215)	263	223	(1,888)
Provision (benefit) for income taxes	-	23	(1,051)	-	(1,028)
Equity in income of subsidiaries	1,318	1,324	-	(2,642)	-

Income (loss) from continuing operations	(841)	1,086	1,314	(2,419)	(860)

Income from discontinued operations,
net of tax	-	19	-	-	19

NET INCOME (LOSS)	$(841)	$1,105	$1,314	$(2,419)	$(841)

Index

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(13,449)	$41,910	$17,392	$-	$45,853

Cash flows from investing activities:
Cash invested in seismic data	-	(16,573)	(19,851)	-	(36,424)
Cash paid to acquire property
and equipment	-	(428)	(114)	-	(542)
Cash received from disposal of property
and equipment	-	-	13	-	13
Cash from sale of security	-	-	4	-	4
Decrease in restricted cash	-	79	-	-	79
Net cash used in investing activities of
continuing operations	-	(16,922)	(19,948)	-	(36,870)

Cash flows from financing activities:
Principal payments on senior notes	(4,000)	-	-	-	(4,000)
Principal payments on notes payable	(18)	(201)	-	-	(219)
Principal payments on capital
lease obligations	(848)	-	(16)	-	(864)
Costs of debt and equity transactions	(185)	-	-	-	(185)
Payments on notes receivable from
officers, employees and director	-	24	-	-	24
Intercompany transfers	18,500	(18,500)	-	-	-
Net cash provided by (used in)
financing activities of
continuing operations	13,449	(18,677)	(16)	-	(5,244)

Effect of exchange rate changes	-	(2)	611	-	609
Net cash provided by discontinued
operations	-	131	-	-	131
Net increase (decrease) in cash
and equivalents	-	6,440	(1,961)	-	4,479
Cash and equivalents at beginning of period	-	30,745	12,540	-	43,285
Cash and equivalents at end of period	$-	$37,185	$10,579	$-	$47,764

Index

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$30,745	$12,540	$-	$43,285
Restricted cash	-	162	-	-	162
Receivables
Trade, net	-	27,754	13,410	-	41,164
Notes and other, net	-	143	2,006	-	2,149
Intercompany receivables (payables)	273,516	(255,917)	(17,599)	-	-
Investment in subsidiaries	(94,501)	235,512	46,602	(187,613)	-
Net seismic data library	-	102,537	51,183	(2,490)	151,230
Net other property and equipment	-	5,837	5,240	-	11,077
Oil and gas operations held for sale	-	223	-	-	223
Investment in marketable securities	-	-	33	-	33
Prepaid expenses, deferred charges
and other assets	7,509	5,377	1,273	-	14,159

TOTAL ASSETS	$186,524	$152,373	$114,688	$(190,103)	$263,482

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$13,905	$10,625	$5,942	$-	$30,472
Oil and gas operations held for sale	-	28	-	-	28
Senior Notes	188,726	-	-	-	188,726
Notes payable	415	282	-	-	697
Obligations under capital leases	2,402	-	2,892	-	5,294
Deferred income taxes	-	-	606	-	606
Deferred revenue	-	36,714	16,774	-	53,488
TOTAL LIABILITIES	205,448	47,649	26,214	-	279,311

STOCKHOLDERS' EQUITY
Common stock	1,514	-	-	-	1,514
Additional paid-in capital	235,081	-	-	-	235,081
Parent investment	-	209,770	25,882	(235,652)	-
Retained earnings (deficit)	(254,384)	(105,016)	59,467	45,549	(254,384)
Deferred compensation - restricted stock	(1,125)	-	-	-	(1,125)
Notes receivable from officers
and employees	-	(21)	-	-	(21)
Accumulated other comprehensive
income (loss)	(10)	(9)	3,125	-	3,106
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,924)	104,724	88,474	(190,103)	(15,829)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$186,524	$152,373	$114,688	$(190,103)	$263,482

Index

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$55,136	$25,003	$(3,779)	$76,360

EXPENSES:
Depreciation and amortization	-	33,239	15,398	(215)	48,422
Cost of sales	-	174	35	-	209
Selling, general and administrative
expenses	980	10,945	8,068	(3,779)	16,214
	980	44,358	23,501	(3,994)	64,845

INCOME (LOSS) FROM OPERATIONS	(980)	10,778	1,502	215	11,515

Interest expense, net	(315)	(9,296)	(657)	-	(10,268)
Foreign currency exchange losses	-	-	(808)	-	(808)
Reorganization items	-	(6,026)	(6)	-	(6,032)

Income (loss) from continuing operations
before income taxes and equity in
loss of subsidiaries	(1,295)	(4,544)	31	215	(5,593)
Provision for income taxes	-	11	300	-	311
Equity in loss of subsidiaries	(4,565)	(257)	-	4,822	-

Loss from continuing operations	(5,860)	(4,812)	(269)	5,037	(5,904)

Income (loss) from discontinued
operations, net of tax	-	47	(3)	-	44

NET LOSS	$(5,860)	$(4,765)	$(272)	$5,037	$(5,860)

Index

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by operating
activities of continuing operations	$928	$23,084	$14,334	$-	$38,346

Cash flows from investing activities:
Cash invested in seismic data	-	(15,753)	(17,301)	-	(33,054)
Cash paid to acquire property
and equipment	-	(276)	(135)	-	(411)
Decrease in restricted cash	-	41	-	-	41
Net cash used in investing
activities of continuing operations	-	(15,988)	(17,436)	-	(33,424)

Cash flows from financing activities:
Principal payments on notes payable	(17)	-	-	-	(17)
Principal payments on capital
lease obligations	(620)	-	(38)	-	(658)
Costs of debt and equity transactions	(1,419)	-	-	-	(1,419)
Payments on notes receivable from
officers, employees and director	-	55	-	-	55
Intercompany transfers	1,128	(1,128)	-	-	-
Net cash used in financing activities
of continuing operations	(928)	(1,073)	(38)	-	(2,039)

Effect of exchange rate changes	-	-	1,825	-	1,825
Net cash provided by (used in)
discontinued operations	-	1,139	(5)	-	1,134
Net increase (decrease) in cash
and equivalents	-	7,162	(1,320)	-	5,842
Cash and equivalents at beginning of period	-	41,125	3,237	-	44,362
Cash and equivalents at end of period	$-	$48,287	$1,917	$-	$50,204

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

NOTE L-INCOME TAXES

As of June 30, 2005, the Company had a net deferred tax asset of $1.2 million attributable to its Canadian operations.  As of June 30, 2005, the Company determined that it was more likely than not that a portion of the deferred tax asset related to the Canadian operations would be realized; thus, the net deferred tax asset resulted.  In the U.S., the Company had a net deferred tax asset of $89.6 million, all of which was fully offset by a valuation allowance. Additionally, in Canada, the Company had a remaining net deferred tax asset of $5.2 million, all of which was fully offset by a valuation allowance.  The recognition of such remaining deferred tax assets will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of June 30, 2005, the recovery of such remaining deferred tax assets is not assured of realization.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets and equity markets during the periods covered by the forward-looking statements and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  The foregoing and other risk factors are discussed in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004, and certain risks and uncertainties are discussed below.

The forward-looking statements contained in this report speak only as of the date hereof.  Except as required by the federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our 2004 Annual Report filed on Form 10-K and in our 2005 quarterly reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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

Since 2002, we have eliminated non-core business activities, improved our capital discipline and reduced operating costs.  We believe our operating cost structure is aligned with our current level of business.  Costs and expenses associated with our restructuring efforts and bankruptcy were significant.  Since emerging from bankruptcy, such fees and expenses have been substantially reduced.  The principal amount of our indebtedness has been reduced; however, our annual interest expense is higher on the debt we now have.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data.  Demand for our products and services is cyclical due to the nature of the energy industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, their willingness to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data. The recent level of high commodity prices has resulted in many oil and gas companies focusing their efforts on development drilling to produce existing reserves rather than expending time and capital on exploration.  We do not believe this situation represents a long-term trend given new prospects are needed to find oil and gas reserves.

Index

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

Natural Gas Reserve Replacement.  Oil and gas reserves are currently being depleted at a rate estimated by industry analysts of 5% to 10% per year for the major oil and gas operators. As a result, we believe there is an increasing need in the oil and gas industry to replace such reserves, which is expected to increase the demand for our seismic data.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash resales	$21,020	$19,096	$45,232	$37,325
Other revenue components:
Acquisition revenue	3,420	6,676	15,839	25,849
Non-monetary exchanges	6,236	5,858	6,841	8,938
Deferral of revenue	(12,057)	(9,636)	(24,724)	(23,991)
Selections of data	15,788	11,818	37,413	25,779
Solutions and other	1,554	1,284	2,666	2,460
Total revenue, as reported	$35,961	$35,096	$83,267	$76,360

Index

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash margin	$15,613	$12,485	$33,232	$23,362
Add (subtract) other revenue components not
included in cash margin:
Acquisition revenue	3,420	6,676	15,839	25,849
Non-monetary exchanges	6,236	5,858	6,841	8,938
Deferral of revenue	(12,057)	(9,636)	(24,724)	(23,991)
Selections of data	15,788	11,818	37,413	25,779
Less:
Depreciation and amortization	(23,665)	(24,339)	(56,922)	(48,422)
Non-cash operating expenses	(406)	-	(760)	-
Operating income, as reported	$4,929	$2,862	$10,919	$11,515

Cash Operating Income

We define cash operating income as cash revenue (derived primarily from seismic data acquisitions, cash licensing resales and Solutions) less cost of sales and selling, general and administrative expenses.  We believe that this measure is helpful in determining the level of cash flow we have available for debt service and funding of capital expenditures, although management uses this measure to a lesser extent than cash margin.  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash operating income	$18,317	$19,135	$47,614	$47,373
Add (subtract) other revenue components
not included in cash operating income:
Acquisition underwriting from non-
monetary exchanges	310	26	697	1,838
Non-monetary exchanges	6,236	5,858	6,841	8,938
Deferral of revenue	(12,057)	(9,636)	(24,724)	(23,991)
Selections of data	15,788	11,818	37,413	25,779
Less:
Depreciation and amortization	(23,665)	(24,339)	(56,922)	(48,422)
Operating income, as reported	$4,929	$2,862	$10,919	$11,515

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) creating new value-added products from existing data within our library; (3) buying ownership of existing data for cash; and (4) obtaining ownership of existing data sets through non-monetary exchanges. For the period from January 1, 2005 to August 3, 2005, we completed the addition of approximately 1,600 square miles of seismic data to our library.  Additions to our seismic data library are weighted to the early part of the year due to the winter being the optimum time to shoot new data in Canada and due to the purchase of two micro-data libraries in the first quarter of 2005.  For the year ended December 31, 2004, we completed the addition of approximately 2,300 square miles of seismic data to our library.  As of August 3, 2005, we had approximately 300 square miles of seismic data in progress.

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

Results of Operations

The following table summarizes the components of our revenue for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Acquisition revenue:
Cash underwriting	$3,110	$6,650	$15,142	$24,011
Underwriting from non-monetary exchanges	310	26	697	1,838
Total acquisition revenue	3,420	6,676	15,839	25,849
Licensing revenue:
New resales for cash	21,020	19,096	45,232	37,325
Non-monetary exchanges	6,236	5,858	6,841	8,938
Deferral of revenue	(12,057)	(9,636)	(24,724)	(23,991)
Selections of data	15,788	11,818	37,413	25,779
Total resale revenue	30,987	27,136	64,762	48,051
Solutions and other	1,554	1,284	2,666	2,460
Total revenue	$35,961	$35,096	$83,267	$76,360

The increase in total revenue for the three and six month periods ended June 30, 2005 compared to the corresponding periods of 2004 was primarily due to the strong level of licensing data from our existing library, both in cash resales and selections of data.  The level of licensing activity during 2005 reflects the increase in current demand for seismic data from our library.  Cash resales increased 10% and 21% for the three and six month periods ended June 30, 2005 compared to the same periods in 2004, respectively, while selections of seismic data increased 34% and 45%, respectively, for the same periods.  These increases were partially offset by a decrease in the level of new data acquisition revenue during these periods.  The decrease in the second quarter of 2005 was primarily due to a delay in one of the Company's new seismic programs resulting in acquisition revenue being delayed to future periods.  The acquisition revenue for the six months ended June 30, 2005 was lower than the same period in 2004 due to the delay discussed previously as well as a reduction in new data acquisitions to allow for cash purchases of existing data, a trend we expect to continue throughout 2005.

Index

At June 30, 2005, we had a deferred revenue balance of $40.9 million, of which $5.0 million resulted from non-monetary exchanges, compared to the December 31, 2004 balance of $53.5 million.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Seismic data library amortization amounted to $22.9 million in the second quarter of 2005 compared to $23.2 million in the second quarter of 2004 and $55.2 million for the first half of 2005 compared to $45.8 million for the first half of 2004.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as a percentage of seismic licensing revenue is summarized as follows (in thousands):

	Three Months Ended		Percentage of
Components of Amortization	June 30,		Revenue
	2005	2004	2005	2004
Income forecast	$11,980	$15,868	34.8%	46.9%
Straight-line	10,967	7,291	31.9%	21.6%
Total	$22,947	$23,159	66.7%	68.5%

	Six Months Ended		Percentage of
Components of Amortization	June 30,		Revenue
	2005	2004	2005	2004
Income forecast	$32,774	$35,570	40.7%	48.1%
Straight-line	22,399	10,210	27.8%	13.8%
Total	$55,173	$45,780	68.5%	61.9%

The decrease in the rate of income forecast amortization in 2005 is principally due to the mix of data being licensed, including the effects of the level of revenue recognized on data whose costs have been fully amortized.  The increase in the rate of straight-line amortization in 2005 is primarily due to the reduction in the useful life to four years from seven years for onshore data and from five years for offshore data, effective July 1, 2004.

Selling, general and administrative ("SG&A") expenses were $7.3 million in the second quarter of 2005 compared to $7.8 million in the second quarter of 2004.  The decrease in SG&A expense is primarily due to the 2004 period including non-recurring charges of $153,000 related to severance costs paid to a former consultant to the chief executive officer pursuant to his retention and change of control agreement and $331,000 related to settlement of certain litigation.  SG&A expenses were $15.3 million in the first half of 2005 compared to $16.2 million in the first half of 2004.  The decrease in the six month SG&A expense is primarily due to the 2004 period including non-recurring charges of $631,000 related to severance costs paid to our former chief executive officer and a former consultant to the chief executive officer pursuant to their retention and change of control agreements and $331,000 related to settlement of certain litigation.

Interest expense, net, was $6.0 million and $5.3 million in the second quarters of 2005 and 2004, respectively, and was $12.0 million and $10.3 million for the six months ended June 30, 2005 and 2004, respectively.  The increased expense is due to the higher interest rate on our new senior notes which were issued on July 2, 2004.

Index

During the three and six months ended June 30, 2004, we incurred expenses associated with reorganization totaling $1.9 million and $6.0 million, respectively.  Reorganization items are expense or income items that were incurred or realized by Debtors because they were in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they were not paying their pre-petition liabilities. For the three and six months ended June 30, 2004, reorganization items were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Professional fees	$1,985	$5,309
Interest Income	(46)	(77)
Accelerated amortization of deferred debt issue costs	-	1,007
Reduction of pre-petition liabilities	(89)	(515)
Other	35	308
Total	$1,885	$6,032

Tax expense (benefit) was ($1,039,000) and ($395,000) in the second quarters of 2005 and 2004, respectively, and (1,028,000) and $311,000 for the six months ended June 30, 2005 and 2004, respectively.   As of June 30, 2005, we determined that it was more likely than not that a portion of the deferred tax asset related to the Canadian operations would be realized.  Therefore, $1.1 million of the valuation allowance previously provided against this deferred tax asset was reversed resulting in the tax benefit in both the second quarter and first six months of 2005.

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

Revenue from the discontinued operations was $38,000 for each of the three months ended June 30, 2005 and 2004, and $87,000 and $110,000 for the six months ended June 30, 2005 and 2004, respectively. Pre-tax income from discontinued operations was $2,000 and $9,000 for the three months ended June 30, 2005 and 2004, respectively, and was $19,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of August 9, 2005, we had approximately $45.5 million in consolidated cash, cash equivalents and short-term investments.

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

Index

Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  At August 9, 2005, there was no outstanding balance under the facility and there was $30 million of availability.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.  We were in compliance with all such covenants and ratios as of June 30, 2005.

Canadian Credit Facility.  On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into a revolving credit facility. The facility allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $73.0 million (Canadian) at June 30, 2005) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of August 9, 2005, no amounts were outstanding on this revolving line of credit and $4.6 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $45.9 million and $38.3 million for the six months ended June 30, 2005 and 2004, respectively.  The increase from 2004 to 2005 was primarily due to an increase in the collection of receivables partially offset by the payment of interest totaling $12.2 million on our new senior notes.

Investing Activities.  Cash flows used by investing activities from continuing operations were $36.9 million and $33.4 million for the six months ended June 30, 2005 and 2004, respectively.  Cash expenditures for seismic data were $36.4 million and $33.1 million for the six months ended June 30, 2005 and 2004, respectively.

Financing Activities.  Cash flows used in financing activities were $5.2 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively.  During the six months ended June 30, 2005 payments on senior notes, term loans and capital leases equaled $5.1 million.

As of June 30, 2005, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of	2006-	2009-	2011 and
Contractual cash obligations	Total	2005	2008	2010	thereafter

Debt obligations (1) (2)	$334,005	$11,224	$66,841	$44,559	$211,381
Capital lease obligations (2)	7,167	1,772	870	605	3,920
Operating lease obligations	3,763	498	1,857	921	487

Total contractual cash obligations	$344,935	$13,494	$69,568	$46,085	$215,788

(1)        Debt obligations include the face amount of the 11.75% senior notes totaling $189.0 million.

(2)        Amounts include interest related to debt and capital lease obligations.

Index

On July 2, 2004, we consummated an institutional private placement of 11.75% senior unsecured notes totaling $193.0 million aggregate principal amount due on July 15, 2011.  These notes were offered at a discount of 2.325% from their principal amount at maturity resulting in cash proceeds, before offering expenses, of approximately $188.5 million, which proceeds were used to partially fund payments of allowed creditors' claims required under the Plan.  Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. As required by their terms, our 11.75% senior notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. The 11.75% senior notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries on a senior basis.  The 11.75% senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisitions and sales of assets.

From time to time on or before July 15, 2007, we may redeem up to 35% of the aggregate principal amount of our 11.75% senior notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year we have excess cash flow (as defined in the indenture) in excess of $5.0 million, we will be required to use 50% of the excess cash flow to fund an offer to repurchase our 11.75% senior notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If we have less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer will be required only if there is no event of default under our revolving credit facilities prior to and after giving effect to the repurchase payment.  Because of excess cash flow generated for the year ended December 31, 2004, in the first quarter of 2005 the Company made a repurchase offer for principal of up to $4.8 million to the holders of its Senior Notes.  $4.0 million principal amount of Senior Notes were tendered, and the Company made payment, including accrued interest, of $4.1 million on May 5, 2005.  Upon a change of control (as defined in the indenture), each holder of our 11.75% senior notes will have the right to require us to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Deferred Taxes

As of June 30, 2005, we had a net deferred tax asset of $1.2 million attributable to our Canadian operations.  As of June 30, 2005, we determined that it was more likely than not that a portion of the deferred tax asset related to the Canadian operations would be realized; thus, the net deferred tax asset resulted.  In the U.S., we had a net deferred tax asset of $89.6 million, all of which was fully offset by a valuation allowance. Additionally, in Canada, we had a remaining net deferred tax asset of $5.2 million, all of which was fully offset by a valuation allowance.  The recognition of such remaining deferred tax assets will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of June 30, 2005, the recovery of such remaining deferred tax assets is not assured of realization.

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

Index

Capital Expenditures

During the first six months of 2005, capital expenditures for seismic data and other property and equipment amounted to $35.9 million.  Our capital expenditures for the remainder of 2005 are presently estimated to be $36.6 million.  The first six months of 2005 actual and 2005 estimated remaining capital expenditures are comprised of the following (in thousands):

	Actual for
	Six Months	Estimate For
	Ended	Remainder of
	June 30, 2005	2005
New data acquisition	$21,820	$22,536
Cash purchases of seismic data and other	8,723	7,241
Non-monetary exchanges	4,789	6,025
Other property and equipment	542	824
Total capital expenditures	35,874	36,626
Less: Non-monetary exchanges	(4,789)	(6,025)
Changes in working capital	5,881	-
Cash investment per statement of cash flows	$36,966	$30,601

The capital expenditures discussed above are within the capital expenditure limitations imposed by our 11.75% senior notes and U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Actual for
	Six Months	Estimate For
	Ended	Remainder of
	June 30, 2005	2005
Total capital expenditures	$35,874	$36,626
Less:
Non-cash additions	(4,789)	(6,025)
Cash underwriting	(15,142)	(14,961)
Capital expenditures funded from operating cash flow	$15,943	$15,640

As of August 9, 2005, we had capital expenditure commitments related to data acquisition projects of approximately $12.5 million, for which approximately $9.5 million of cash underwriting has been obtained.

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

Index

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

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates.  As of June 30, 2005, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar, therefore, we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar.  As of June 30, 2005, we did not have any open forward exchange contracts.

We have not had any significant changes in the market risk exposures since December 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2005 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Note I to Consolidated Financial Statements, which is incorporated herein by reference.

Items 2. and 3.  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 23, 2005.  Matters voted upon at the Annual Meeting, and the results of those votes are as follows:

1.    The election of three director nominees to serve as Class III directors of the Company.

Name	No. of Votes For	No. of Votes Withheld
Kevin S. Flannery	126,349,264	448,991
Jay H. Golding	126,411,248	387,207
Robert D. Monson	126,343,485	454,700

Item 5.  Not applicable.

Item 6.  EXHIBITS

10.1	†*	Employment Agreement, dated July 14, 2005, by and between William Restrepo and the Company

10.2	†*	Restricted Stock Agreement for William Restrepo dated July 25, 2005
10.3	†*	Summary of Amendment to 2005 Non-Employee Director and Updates to Executive Officer Compensation and Incentive Arrangements
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

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

			SEITEL, INC.

Dated: August	10,	2005	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: August	10,	2005	/s/	William J. Restrepo
				William J. Restrepo
				Chief Financial Officer

Index

		EXHIBIT INDEX

			Page
Exhibit		Title	Number

10.1	†*	Employment Agreement, dated July 14, 2005, by and between William Restrepo and the Company	42

10.2	†*	Restricted Stock Agreement for William Restrepo dated July 25, 2005	60
10.3	†*	Summary of Amendment to 2005 Non-Employee Director and Updates to Executive Officer Compensation and Incentive Arrangements	70
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	73

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	75

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	77

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	79

_______________

†    Management contract, compensation plan or arrangement.

*     Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.