Form 10-Q
period 2005-09-30
SEITEL INC
filed 2005-11-09
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes	[ X ]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of November 7, 2005, there were 153,692,511 shares of the Company's common stock, par value $.01 per share outstanding.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements................................................................................	3

	Condensed Consolidated Balance Sheets as of
	September 30, 2005 (Unaudited) and December 31, 2004.............................................		3

	Condensed Consolidated Statements of Operations (Unaudited)
	for the Three Months Ended September 30, 2005 and 2004...........................................		4

	Condensed Consolidated Statements of Operations (Unaudited)
	for the Nine Months Ended September 30, 2005 and 2004............................................		5

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
	for the Three and Nine Months Ended September 30, 2005 and 2004.............................		6

	Condensed Consolidated Statements of Stockholders' Equity
	for the year ended December 31, 2004 and for the
	Nine Months Ended September 30, 2005 (Unaudited)...................................................		7

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	for the Nine Months Ended September 30, 2005 and 2004............................................		8

	Notes to Condensed Consolidated Interim Financial Statements....................................		10

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations.............................................	29

	Item 3.	Quantitative and Qualitative
		Disclosures About Market Risk..................................................................	39

	Item 4.	Controls and Procedures...........................................................................	39

PART II.	OTHER INFORMATION..............................................................................................		40

	Signatures ................................................................................................................		41

Index
PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Cash and equivalents	$49,553	$43,285
Restricted cash	84	162
Receivables
Trade, net	32,500	41,164
Notes and other, net	252	2,149
Net seismic data library	122,802	151,230
Net property and equipment	9,021	11,077
Oil and gas operations held for sale	191	223
Investment in marketable securities	71	33
Prepaid expenses, deferred charges and other	14,459	14,159
Deferred income taxes	5,689	-

TOTAL ASSETS	$234,622	$263,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$17,301	$30,472
Income taxes payable	184	-
Oil and gas operations held for sale	31	28
Debt
Senior Notes	185,152	188,726
Notes payable	388	697
Obligations under capital leases	4,078	5,294
Deferred income taxes	-	606
Deferred revenue	43,705	53,488
TOTAL LIABILITIES	250,839	279,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
400,000,000 shares; issued and outstanding
152,716,111 at September 30, 2005 and 151,414,143
at December 31, 2004	1,527	1,514
Additional paid-in capital	237,759	235,081
Retained deficit	(257,566)	(254,384)
Deferred compensation - restricted stock	(2,334)	(1,125)
Notes receivable from officers and employees
for stock purchases	(1)	(21)
Accumulated other comprehensive income	4,398	3,106
TOTAL STOCKHOLDERS' DEFICIT	(16,217)	(15,829)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,622	$263,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004

REVENUE	$24,550	$27,404

EXPENSES:
Depreciation and amortization	19,441	90,771
Cost of sales	55	52
Selling, general and administrative expenses	7,680	7,073
	27,176	97,896

LOSS FROM OPERATIONS	(2,626)	(70,492)

Interest expense, net	(5,593)	(8,147)
Foreign currency exchange gains	1,978	1,761
Reorganization items	-	(6,383)

Loss from continuing operations before income taxes	(6,241)	(83,261)

Benefit for income taxes	(3,878)	(2,583)

Loss from continuing operations	(2,363)	(80,678)

Income from discontinued operations	22	89

NET LOSS	$(2,341)	$(80,589)

Basic and diluted loss per share:
Loss from continuing operations	$(.02)	$(.76)
Income from discontinued operations	-	-
Net loss	$(.02)	$(.76)

Weighted average number of common and common
equivalent shares - basic and diluted	152,745	106,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004

REVENUE	$107,817	$103,764

EXPENSES:
Depreciation and amortization	76,363	139,193
Cost of sales	143	261
Selling, general and administrative expenses	23,018	23,287
	99,524	162,741

INCOME (LOSS) FROM OPERATIONS	8,293	(58,977)

Interest expense, net	(17,572)	(18,415)
Foreign currency exchange gains	1,161	953
Loss on sale of security	(11)	-
Reorganization items	-	(12,415)

Loss from continuing operations before income taxes	(8,129)	(88,854)
Benefit for income taxes	(4,906)	(2,272)

Loss from continuing operations	(3,223)	(86,582)

Income from discontinued operations	41	133

NET LOSS	$(3,182)	$(86,449)

Basic and diluted loss per share:
Loss from continuing operations	$(.02)	$(1.65)
Income from discontinued operations	-	-
Net loss	$(.02)	$(1.65)

Weighted average number of common and
common equivalent shares - basic and diluted	152,294	52,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss	$(2,341)	$(80,589)	$(3,182)	$(86,449)

Unrealized gains (losses) on securities held as
available for sale
Unrealized net holding gains (losses) arising
during period	30	6	40	(73)
Less: Reclassification adjustment for
losses included in income	-	-	11	-

Foreign currency translation adjustments	1,424	882	1,241	108

Comprehensive loss	$(887)	$(79,701)	$(1,890)	$(86,414)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Accum-
									ulated
							Deferred	Notes	Other
							Compen-	Receivable	Compre-
			Additional	Retained			sation -	from	hensive
	Common Stock		Paid-In	Earnings	Treasury Stock		Restricted	Officers &	Income
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Stock	Employees	(Loss)

Balance, December 31, 2003	25,811,601	$258	$166,630	$(159,731)	(435,918)	$(5,373)	$-	$(124)	$2,062
Proceeds from issuance of
common stock, net of
expenses	125,000,000	1,250	53,639	-	-	-	-	-	-
Issuance of restricted stock	1,038,460	10	1,137	-	-	-	(1,147)	-	-
Issuance of common
stock warrant	-	-	16,489	-	-	-	-	-	-
Amortization of deferred
compensation cost	-	-	-	-	-	-	22	-	-
Retirement of treasury shares	(435,918)	(4)	(2,814)	(2,555)	435,918	5,373	-	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	103	-
Net loss	-	-	-	(92,098)	-	-		-	-
Foreign currency translation
adjustments	-	-	-	-	-	-		-	1,106
Unrealized loss on marketable
securities	-	-	-	-	-	-		-	(62)
Balance, December 31, 2004	151,414,143	1,514	235,081	(254,384)	-	-	(1,125)	(21)	3,106
Issuance of restricted stock	1,532,032	15	2,054	-	-	-	(2,069)	-	-
Cancellation of restricted stock	(230,064)	(2)	(302)	-	-	-	304	-	-
Amortization of deferred
compensation costs	-	-	-	-	-	-	556	-	-
Accrual for restricted stock
issuance under performance
plan	-	-	904	-	-	-	-	-	-
Expense related to stock options	-	-	22	-	-	-	-	-	-
Payments received on notes
receivable from officers
and employees	-	-	-	-	-	-	-	20	-
Net loss	-	-	-	(3,182)	-	-	-	-	-
Foreign currency translation
adjustments	-	-	-	-	-	-	-	-	1,241
Unrealized gain on marketable
securities	-	-	-	-	-	-	-	-	40
Reclassification adjustment for
losses on marketable securities
included in income	-	-	-	-	-	-	-	-	11
Balance, September 30, 2005
(unaudited)	152,716,111	$1,527	$237,759	$(257,566)	-	$-	$(2,334)	$(1)	$4,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2005	2004
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(3,182)	$(86,449)
Income from discontinued operations, net of tax	(41)	(133)
Depreciation and amortization	76,363	139,193
Deferred income tax benefit	(5,512)	(1,193)
Amortization of deferred financing costs	1,115	1,657
Amortization of debt discount	426	105
Amortization of deferred compensation	556	2
Allowance for collection of trade receivables	10	75
Non-cash compensation expense	904	-
Non-cash expense related to stock options	22	-
Non-cash sales	(12,404)	(14,751)
Loss on sale of security	11	-
Loss on sale of property and equipment	1	-
Decrease in receivables	10,485	304
Decrease in other assets	1,385	171
Decrease in deferred revenue	(4,275)	(1,318)
Decrease in accounts payable and other liabilities	(8,942)	(15,969)
Net cash provided by operating activities of continuing operations	56,922	21,694

Cash flows from investing activities:
Cash invested in seismic data	(43,614)	(38,836)
Cash paid to acquire property and equipment	(670)	(889)
Cash received from disposal of property and equipment	13	-
Cash from sale of security	4	-
Decrease in restricted cash	78	41
Net cash used in investing activities of continuing operations	(44,189)	(39,684)

Cash flows from financing activities:
Proceeds from senior note offering, net	-	182,858
Principal payments on senior notes	(4,000)	(255,000)
Principal payments on notes payable	(309)	(5,439)
Principal payments on capital lease obligations	(1,320)	(1,061)
Proceeds from issuance of common stock	-	75,000
Costs of debt and equity transactions	(185)	(5,463)
Payments on notes receivable from officers and employees	38	215
Net cash used in financing activities of continuing operations	(5,776)	(8,890)

Effect of exchange rate changes	(840)	(856)
Net cash provided by discontinued operations	151	1,298
Net increase (decrease) in cash and equivalents	6,268	(26,438)

Cash and cash equivalents at beginning of period	43,285	44,362
Cash and cash equivalents at end of period	$49,553	$17,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued
(in thousands)

	Nine Months Ended September 30,
	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$23,818	$25,135
Income taxes	$8	$166

Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$6,640	$8,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited balance sheet of the Company as of that date.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

Contractual Obligations:  As of September 30, 2005, the Company had approximately $337.0 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of	2006 -	2009-	2011 and
Contractual cash obligations	Total	2005	2008	2010	thereafter

Debt obligations (1) (2)	$322,800	$19	$66,841	$44,559	$211,381
Capital lease obligations (2)	6,906	1,212	918	639	4,137
Operating lease obligations	7,294	243	3,199	2,019	1,833

Total contractual cash obligations	$337,000	$1,474	$70,958	$47,217	$217,351

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

Reorganization items under the Cases are expense or income items that were incurred or realized by the Debtors because they were in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors because they were not paying their pre-petition liabilities. For the three and nine months ended September 30, 2004, reorganization items were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004
Professional fees	$3,918	$9,227
Interest Income	(21)	(98)
Accelerated amortization of deferred debt issue costs	-	1,007
Reduction of pre-petition liabilities	(2)	(517)
Other	2,488	2,796
Total	$6,383	$12,415

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

Index

Revenue from Non-Exclusive Data Licenses

The Company recognizes a substantial portion of its revenue from data licenses sold after any exclusive license period.  These are sometimes referred to as resale licensing revenue, post acquisition license sales or shelf sales.

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

Index

Revenue from Non-Monetary Exchanges

In certain cases, the Company will take ownership of a customer's seismic data or revenue interest (collectively referred to as "data") in exchange for a non-exclusive license to selected seismic data from the Company's library.  Occasionally, in connection with specific data acquisition contracts, the Company receives both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition.  These exchanges are referred to as non-monetary exchanges.  A non-monetary exchange always complies with the following criteria:

  the data license delivered is always distinct from the data received;

  the customer forfeits ownership of its data; and

  the Company retains ownership in its data.

This exchange is not a "like kind" exchange because the Company receives ownership of distinct data to be added to its library, and this data may be relicensed by the Company on a continuing basis, in exchange for a data license. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies.

In non-monetary exchange transactions, the Company records a data library asset for the data received at the time the contract is entered into and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, that is, when the seismic data is selected by the customer, or revenue from data acquisition, as applicable.  The data license to the customer is in the form of one of the four basic forms of contracts discussed above.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Seismic data library additions	$1,851	$687	$6,640	$8,836

Revenue recognized based on
selections of data	678	3,784	10,472	12,800

Revenue recognized related to
acquisition contracts	1,235	32	1,932	1,870
Revenue from Seitel Solutions

Revenue from Seitel Solutions ("Solutions") is recognized as the services for reproduction and delivery of seismic data are provided to customers.

Index

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $433,000 and $446,000 and for the three months ended September 30, 2005 and 2004, respectively, and $1,274,000 and $1,319,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  As of October 1, 2005, the amortization rates for all components are 70%.  Additionally, certain library components have been fully amortized; consequently, no amortization expense is required on revenue recorded for these library components.

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

Since certain surveys within the seismic data library were older than the revised estimate of useful life, the Company recorded additional amortization expense of $59.1 million on July 1, 2004, the date the revision became effective.  The effect from this change on reported results was a reduction in net income of $3.4 million, or $.02 per share, for the nine months ended September 30, 2005.

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

Index

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

Revenue from discontinued operations was $49,000 and $54,000 for the three months ended September 30, 2005 and 2004, respectively, and $136,000 and $164,000 for the nine months ended September 30, 2005 and 2004, respectively. Pre-tax income from discontinued operations was $22,000 and $89,000 for the three months ended September 30, 2005 and 2004, respectively, and $41,000 and $133,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Company uses the full-cost method of accounting for its oil and gas operations.

NOTE F-INCOME TAXES

As of September 30, 2005, the Company has a net deferred tax asset of $5.7 million attributable to its Canadian operations.  During 2005, the Company determined that it was more likely than not that the deferred tax asset related to its Canadian operations would be realized; thus, the valuation allowance previously provided against this deferred tax asset was reversed resulting in the net deferred tax asset.  In the U.S., the Company has a net deferred tax asset of $92.7 million, all of which is fully offset by a valuation allowance.  Additionally, in Canada, the Company has a remaining net deferred tax asset of $4,000, all of which is fully offset by a valuation allowance.  The recognition of such remaining deferred tax assets will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of September 30, 2005, the recovery of such remaining deferred tax assets is not assured of realization.

The following is the detail of income tax expense (benefit) for the three and nine months ended September 30, 2005 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30, 2005		September 30, 2005
	U.S.	Canada	U.S.	Canada
Tax expense (benefit) resulting from:
Current operations	$207	$(324)	$230	$1,040
Reversal of valuation allowance	-	(3,761)	-	(6,176)
Total tax expense (benefit)	$207	$(4,085)	$230	$(5,136)

NOTE G-DEBT

The following is a summary of the Company's debt (in thousands):

	September 30,	December 31,
	2005	2004

11.75% Senior Notes	$189,000	$193,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	388	415
Term loans	-	282
	189,388	193,697
Less: Debt discount	(3,848)	(4,274)
	$185,540	$189,423

Index

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

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $37.9 million (Canadian) at September 30, 2005) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003, and payments of $6,000 per month for 84 months commencing June 2006.  The note is non-interest bearing.  The note is guaranteed by Olympic.

Index

Other:  In 2004, the Company entered into a short-term financing arrangement totaling $361,000 in order to finance certain of its insurance premiums.  The loan was paid in full in the third quarter of 2005.

NOTE H-EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.  For the three and nine months ended September 30, 2005 and 2004, the Company did not have any potentially dilutive securities.  A weighted average number of options and warrants to purchase 6,878,000, 1,482,000, 6,569,000 and 2,574,000 shares of common stock were outstanding during the third quarter of 2005 and 2004 and the nine months ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted per share income because they were antidilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2005	2004
Net loss:
As reported	$(2,341)	$(80,589)	$(3,182)	$(86,449)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	-	(41)	-	(1,062)
Pro forma	$(2,341)	$(80,630)	$(3,182)	$(87,511)
Basic and diluted income (loss) per share:
As reported	$(.02)	$(.76)	$(.02)	$(1.65)
Pro forma	$(.02)	$(.76)	$(.02)	$(1.67)

For issuances of restricted stock to employees, compensation expense is determined as the difference between the purchase price, if any, and the fair market value of such stock on the date of issuance.  Such compensation expense is recognized pro-rata over the vesting periods of the awards.

NOTE I-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at September 30, 2005 and December 31, 2004 of $84,000 and $162,000, respectively, related to collateral on a seismic operations bond.

During the nine months ended September 30, 2005 and 2004, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2005	2004

Non-monetary exchanges	$6,640	$8,836
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	-	81
Total non-cash additions	$6,640	$8,917

Index

Non-cash sales consisted of the following for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,
	2005	2004

Acquisition revenue on underwriting from non-monetary
exchange contracts	$1,932	$1,870
Licensing revenue from selections on non-monetary exchange contracts	10,472	12,800
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	-	81
Total non-cash revenue	$12,404	$14,751

Operating cash flows resulting from reorganization items for the nine months ended September 30, 2004 included the following (in thousands):

Nine Months
Ended September 30,
2004
Interest received on cash accumulated
because of the Chapter 11 proceeding	$(98)
Professional and other fees paid for services
rendered in connection with the Chapter 11 proceeding	14,176
$14,078

NOTE J-COMMITMENTS AND CONTINGENCIES

Litigation

See "Note B - Reorganization Proceedings and Plan of Reorganization" for a detailed discussion of the Company's Chapter 11 reorganization and the Plan.

The Company and certain of its former and current officers and directors were named as defendants in eleven lawsuits brought as class actions alleging violations of the federal securities laws, all of which were consolidated by an Order entered August 7, 2002, under Cause No. 02-1566, styled In re Seitel, Inc. Securities Litigation, in the United States District Court for the Southern District of Texas. The Court appointed a lead plaintiff and lead counsel for plaintiffs, who subsequently filed a consolidated amended complaint, which added the Company's previous auditors, Ernst & Young LLP, as a defendant. The consolidated amended complaint alleged that during a proposed class period of May 5, 2000 through April 1, 2002, the defendants violated sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by overstating revenues in violation of generally accepted accounting principles. The plaintiffs sought an unspecified amount of actual and exemplary damages, costs of court, pre- and post-judgment interest and attorneys' and experts' fees.  The Company, its named current and/or former directors and officers, and the class representative entered into a memorandum of understanding, which contemplated allowance of a "class claim" to assert the rights of the class in the Chapter 11 Cases and an ultimate settlement for cash to be funded out of the Debtors' cash and directors' and officers' insurance policies. The memorandum of understanding was approved upon notice and a hearing by order of the Bankruptcy Court dated December 10, 2003. Pursuant thereto, the Company funded its portion of the settlement amount ($980,000) to an escrow account in 2003. The parties have since finalized their settlement agreement, which contains terms substantially in accordance with the terms of the memorandum of understanding. On December 29, 2004, the Bankruptcy Court granted Seitel's motion for approval of the parties' full settlement agreement. By order dated July 29, 2005, the United States District Court approved the parties' settlement. The carrier of the Company's directors' and officers' insurance policies has timely funded the balance of the settlement (its portion), in accordance with the terms of the order.  The action is expected to continue as between the class representative and Ernst & Young LLP.

Index

On July 18, 2002, Paul Frame, the Company's former chief executive officer, sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in the Company's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court.  On April 1, 2005, the Company filed a motion for summary judgment seeking dismissal of Mr. Frame's complaint in the District Court.  In late April 2005, Mr. Frame filed a motion for leave to file an amended complaint in the District Court.  Hearing dates have not been set for these April 2005 motions.  In 2002, the Company filed a counter suit to recover approximately $4.2 million in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by the Company.  The Company has requested and is investigating information with respect to Mr. Frame and the nature and extent of his assets for purposes of analyzing whether to continue pursuit of the civil litigation described above and potential debt collection.  The parties filed a joint motion to abate the above proceedings for a limited time.

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

The Company sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty and breach of contract in relation to Seitel's engagement of the law firm Franklin Cardwell & Jones to manage its legal matters and surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company seeks recovery for fees paid of approximately $750,000, disgorgement of attorneys' fees, and related expenses. Initial pleadings were filed on February 21, 2003 and discovery is underway.  On July 29, 2005, the parties' attempt at mediation was not successful.  The trial, originally set for October 2005, has been reset to February 20, 2006.  The defendants have joined Paul Frame and Kevin Fiur, both of whom were the Company's former chief executive officers, in the action.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2005, the Company did not have any amounts accrued related to the claims set forth above, as all amounts have been paid or the Company believes it is not probable that any amounts will be paid relative to the litigation and claims set forth above.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

Index

NOTE K-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On July 2, 2004, Seitel, Inc. (the "Parent") completed a private placement of 11.75% Senior Unsecured Notes in the aggregate principal amount of $193.0 million of which $189.0 million was outstanding at September 30, 2005. Seitel, Inc.'s payment obligations under the Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of September 30, 2005 and December 31, 2004, and the consolidating condensed statements of operations and statements of cash flows for the nine months ended September 30, 2005 and 2004 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

Index

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$38,337	$11,216	$-	$49,553
Restricted cash	-	84	-	-	84
Receivables
Trade, net	-	22,728	9,772	-	32,500
Notes and other, net	59	21	172	-	252
Intercompany receivables (payables)	262,634	(247,776)	(14,858)	-	-
Investment in subsidiaries	(95,990)	244,469	48,125	(196,604)	-
Net seismic data library	-	75,691	49,318	(2,207)	122,802
Net other property and equipment	-	4,934	4,087	-	9,021
Oil and gas operations held for sale	-	191	-	-	191
Investment in marketable securities	-	-	71	-	71
Prepaid expenses, deferred charges
and other assets	6,705	7,021	733	-	14,459
Deferred income taxes	-	-	5,689	-	5,689

TOTAL ASSETS	$173,408	$145,700	$114,325	$(198,811)	$234,622

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$7,384	$6,500	$3,417	$-	$17,301
Income taxes payable	-	-	184	-	184
Oil and gas operations held for sale	-	31	-	-	31
Senior Notes	185,152	-	-	-	185,152
Notes payable	388	-	-	-	388
Obligations under capital leases	1,107	-	2,971	-	4,078
Deferred revenue	-	34,755	8,950	-	43,705
TOTAL LIABILITIES	194,031	41,286	15,522	-	250,839

STOCKHOLDERS' EQUITY
Common stock	1,527	-	-	-	1,527
Additional paid-in capital	237,759	-	-	-	237,759
Parent investment	-	209,770	27,632	(237,402)	-
Retained earnings (deficit)	(257,566)	(105,346)	66,765	38,581	(257,566)
Deferred compensation - restricted stock	(2,334)	-	-	-	(2,334)
Notes receivable from officers
and employees	-	(1)	-	-	(1)
Accumulated other comprehensive
income (loss)	(9)	(9)	4,406	10	4,398
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(20,623)	104,414	98,803	(198,811)	(16,217)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$173,408	$145,700	$114,325	$(198,811)	$234,622

Index

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$70,315	$40,772	$(3,270)	$107,817

EXPENSES:
Depreciation and amortization	-	48,208	28,428	(273)	76,363
Cost of sales	-	123	20	-	143
Selling, general and
administrative expenses	1,504	14,836	9,948	(3,270)	23,018
	1,504	63,167	38,396	(3,543)	99,524

INCOME (LOSS) FROM OPERATIONS	(1,504)	7,148	2,376	273	8,293

Interest expense, net	(1,517)	(14,696)	(1,359)	-	(17,572)
Foreign currency exchange gains	-	5	1,156	-	1,161
Loss on sale of security	-	-	(11)	-	(11)
Dividend income from subsidiary	-	96	-	(96)	-

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(3,021)	(7,447)	2,162	177	(8,129)
Provision (benefit) for income taxes	-	230	(5,136)	-	(4,906)
Equity in income (loss) of subsidiaries	(161)	7,306	-	(7,145)	-

Income (loss) from continuing operations	(3,182)	(371)	7,298	(6,968)	(3,223)

Income from discontinued operations,
net of tax	-	41	-	-	41

NET INCOME (LOSS)	$(3,182)	$(330)	$7,298	$(6,968)	$(3,182)

Index

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(24,959)	$51,903	$29,978	$-	$56,922

Cash flows from investing activities:
Cash invested in seismic data	-	(21,281)	(22,333)	-	(43,614)
Cash paid to acquire property
and equipment	-	(494)	(176)	-	(670)
Cash received from disposal of property
and equipment	-	-	13	-	13
Cash from sale of security	-	-	4	-	4
Decrease in restricted cash	-	78	-	-	78
Net cash used in investing activities
of continuing operations	-	(21,697)	(22,492)	-	(44,189)

Cash flows from financing activities:
Principal payments on senior notes	(4,000)	-	-	-	(4,000)
Principal payments on notes payable	(27)	(282)	-	-	(309)
Principal payments on capital
lease obligations	(1,295)	-	(25)	-	(1,320)
Costs of debt and equity transactions	(185)	-	-	-	(185)
Payments on notes receivable from
officers, employees and director	-	38	-	-	38
Intercompany transfers	30,466	(22,521)	(7,945)	-	-
Net cash provided by (used in)
financing activities of
continuing operations	24,959	(22,765)	(7,970)	-	(5,776)

Effect of exchange rate changes	-	-	(840)	-	(840)
Net cash provided by discontinued
operations	-	151	-	-	151
Net increase (decrease) in cash
and equivalents	-	7,592	(1,324)	-	6,268
Cash and equivalents at beginning of period	-	30,745	12,540	-	43,285
Cash and equivalents at end of period	$-	$38,337	$11,216	$-	$49,553

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

Index

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$77,494	$31,480	$(5,210)	$103,764

EXPENSES:
Depreciation and amortization	-	110,173	29,306	(286)	139,193
Cost of sales	-	217	44	-	261
Selling, general and administrative
expenses	1,493	16,184	10,820	(5,210)	23,287
	1,493	126,574	40,170	(5,496)	162,741

LOSS FROM OPERATIONS	(1,493)	(49,080)	(8,690)	286	(58,977)

Interest expense, net	(495)	(16,885)	(1,035)	-	(18,415)
Foreign currency exchange losses	-	(3)	956	-	953
Reorganization items	(4)	(12,401)	(10)	-	(12,415)

Loss from continuing operations
before income taxes and equity in
loss of subsidiaries	(1,992)	(78,369)	(8,779)	286	(88,854)
Benefit for income taxes	(33)	(1,317)	(922)	-	(2,272)
Equity in loss of subsidiaries	(84,490)	(7,844)	-	92,334	-

Loss from continuing operations	(86,449)	(84,896)	(7,857)	92,620	(86,582)

Income from discontinued
operations, net of tax	-	58	75	-	133

NET LOSS	$(86,449)	$(84,838)	$(7,782)	$92,620	$(86,449)

Index

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in) operating
activities of continuing operations	$(25,098)	$25,805	$20,987	$-	$21,694

Cash flows from investing activities:
Cash invested in seismic data	-	(20,759)	(18,077)	-	(38,836)
Cash paid to acquire property
and equipment	-	(740)	(149)	-	(889)
Decrease in restricted cash	-	41	-	-	41
Net cash used in investing activities
of continuing operations	-	(21,458)	(18,226)	-	(39,684)

Cash flows from financing activities:
Principal payments on notes payable	(5)	(5,417)	(17)	-	(5,439)
Principal payments on capital
lease obligations	(1,010)	-	(51)	-	(1,061)
Proceeds from issuance of senior notes	182,858	-	-	-	182,858
Principal payments under senior notes	(255,000)	-	-	-	(255,000)
Proceeds from issuance of common
stock	75,000	-	-	-	75,000
Costs of debt and equity transactions	(5,463)	-	-	-	(5,463)
Payments on notes receivable from
officers, employees and director	-	215	-	-	215
Intercompany transfers	28,718	(28,718)	-	-	-
Net cash provided by (used in)
financing activities of continuing
operations	25,098	(33,920)	(68)	-	(8,890)

Effect of exchange rate changes	-	-	(856)	-	(856)
Net cash provided by (used in)
discontinued operations	-	1,223	75	-	1,298
Net increase (decrease) in cash
and equivalents	-	(28,350)	1,912	-	(26,438)
Cash and equivalents at beginning of period	-	41,125	3,237	-	44,362
Cash and equivalents at end of period	$-	$12,775	$5,149	$-	$17,924

Index

NOTE L-RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.  Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets and equity markets during the periods covered by the forward-looking statements and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  The foregoing and other risk factors are discussed in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2004, and certain risks and uncertainties are discussed below.

Index

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

Overview

General

We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is one of the largest available for licensing in the United States and Canada. We also have ownership in a library of offshore data covering parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data acquisition substantially underwritten or paid for by clients.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

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

We believe that we will be able to sustain the improvement of our return on investment over the next year provided the overall demand for seismic data remains strong with the higher commodity prices.  Our clients continue to seek our services to create data in the U.S. and in Canada, and the level of underwriting or pre-funding for these projects has been strong throughout 2005.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

The Gulf Coast hurricanes in August and September 2005, did not impact our data acquisition operations because we did not have any crews operating in the areas affected by the hurricanes.  Our sales in these areas were strong for the quarter, but it is not possible to quantify the lost or delayed opportunities that may have resulted from the hurricanes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash resales	$20,278	$14,946	$65,510	$52,271
Other revenue components:
Acquisition revenue	3,643	5,216	19,482	31,065
Non-monetary exchanges	129	1,532	6,970	10,470
Deferral of revenue	(8,948)	(7,648)	(33,672)	(31,639)
Selections of data	8,216	12,211	45,629	37,990
Solutions and other	1,232	1,147	3,898	3,607
Total revenue, as reported	$24,550	$27,404	$107,817	$103,764

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash margin	$14,497	$8,968	$47,729	$32,330
Add (subtract) other revenue components not
included in cash margin:
Acquisition revenue	3,643	5,216	19,482	31,065
Non-monetary exchanges	129	1,532	6,970	10,470
Deferral of revenue	(8,948)	(7,648)	(33,672)	(31,639)
Selections of data	8,216	12,211	45,629	37,990
Less:
Depreciation and amortization	(19,441)	(90,771)	(76,363)	(139,193)
Non-cash operating expenses	(722)	-	(1,482)	-
Operating income (loss), as reported	$(2,626)	$(70,492)	$8,293	$(58,977)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash operating income	$16,183	$14,152	$63,797	$61,525
Add (subtract) other revenue components
not included in cash operating income:
Acquisition underwriting from non-
monetary exchanges	1,235	32	1,932	1,870
Non-monetary exchanges	129	1,532	6,970	10,470
Deferral of revenue	(8,948)	(7,648)	(33,672)	(31,639)
Selections of data	8,216	12,211	45,629	37,990
Less:
Depreciation and amortization	(19,441)	(90,771)	(76,363)	(139,193)
Operating income (loss), as reported	$(2,626)	$(70,492)	$8,293	$(58,977)

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) creating new value-added products from existing data within our library; (3) buying ownership of existing data for cash; and (4) obtaining ownership of existing data sets through non-monetary exchanges. For the period from January 1, 2005 to November 2, 2005, we completed the addition of approximately 1,800 square miles of seismic data to our library.  Additions to our seismic data library are weighted to the early part of the year due to the winter being the optimum time to shoot new data in Canada and due to the purchase of two data libraries in the first quarter of 2005.  For the year ended December 31, 2004, we completed the addition of approximately 2,300 square miles of seismic data to our library.  As of November 2, 2005, we had approximately 400 square miles of seismic data in progress.

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

Results of Operations

The following table summarizes the components of our revenue for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Acquisition revenue:
Cash underwriting	$2,408	$5,184	$17,550	$29,195
Underwriting from non-monetary exchanges	1,235	32	1,932	1,870
Total acquisition revenue	3,643	5,216	19,482	31,065
Resale licensing revenue:
New resales for cash	20,278	14,946	65,510	52,271
Non-monetary exchanges	129	1,532	6,970	10,470
Deferral of revenue	(8,948)	(7,648)	(33,672)	(31,639)
Selections of data	8,216	12,211	45,629	37,990
Total resale licensing revenue	19,675	21,041	84,437	69,092
Solutions and other	1,232	1,147	3,898	3,607
Total revenue	$24,550	$27,404	$107,817	$103,764

The 10% decrease in total revenue for the three months ended September 30, 2005 compared to the corresponding period in 2004 was primarily due to a decrease in the non-cash components of revenue, principally selections of data.  In addition, we experienced a delay in one of our new seismic programs resulting in acquisition revenue being delayed into 2006.  These decreases were partially offset by an increase in the level of new cash resales, increasing 36% from the 2004 third quarter.  The 4% increase in total revenue for the nine months ended September 30, 2005 compared to the first nine months of 2004 was primarily due to the strong level of licensing data from our existing library, both in cash resales and selections of data.  The level of licensing activity during 2005 reflects the increase in current demand for seismic data from our library.  Cash resales increased 25% for the nine months ended September 30, 2005 compared to 2004, while selections of seismic data increased 20% for the same period.  These increases were largely offset by a decrease in the level of new data acquisition revenue.  The acquisition revenue for the nine months ended September 30, 2005 was lower than the same period in 2004 due to a planned reduction in new data acquisitions to allow for cash purchases of existing data, and the delay in one of our new seismic programs described above.

Index

At September 30, 2005, we had a deferred revenue balance of $43.7 million, of which $9.4 million resulted from non-monetary exchanges, compared to the December 31, 2004 balance of $53.5 million.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Seismic data library amortization amounted to $18.8 million in the third quarter of 2005 compared to $89.5 million in the third quarter of 2004 and $73.9 million for the first nine months of 2005 compared to $135.2 million for the first nine months of 2004.  The third quarter and nine month 2004 periods included $59.1 million of amortization resulting from the revision in the estimated useful life of the data used in the straight-line calculation effective July 1, 2004.  Certain seismic surveys within our data library were older than the revised estimate of useful life, resulting in this charge.  Additionally, the amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as a percentage of seismic acquisition and resale licensing revenue is summarized as follows (in thousands):

	Three Months Ended		Percentage of
Components of Amortization	September 30,		Revenue
	2005	2004	2005	2004
Income forecast	$7,347	$11,687	31%	45%
Straight-line	11,408	18,720	49%	71%
Revision of useful life	-	59,060	-	225%
Total	$18,755	$89,467	80%	341%

	Nine Months Ended		Percentage of
Components of Amortization	September 30,		Revenue
	2005	2004	2005	2004
Income forecast	$40,121	$47,257	39%	47%
Straight-line	33,807	28,930	32%	29%
Revision of useful life	-	59,060	-	59%
Total	$73,928	$135,247	71%	135%

The decrease in the rate of income forecast amortization in 2005 is principally due to the mix of data being licensed, including the effects of the level of revenue recognized on data whose costs have been fully amortized.  The decrease in straight-line amortization for the three months ended September 30, 2005 is primarily attributable to certain data programs reaching full amortization since September 30, 2004 resulting in lower straight-line amortization.  The increase in straight-line amortization for the nine months ended September 30, 2005 is primarily due to the reduction in the useful life to four years from seven years for onshore data and from five years for offshore data, effective July 1, 2004, resulting in higher amortization in the 2005 period.

Selling, general and administrative ("SG&A") expenses were $7.7 million in the third quarter of 2005 compared to $7.1 million in the third quarter of 2004.  The increase in SG&A expense is primarily due to performance based compensation expense associated with the incentive compensation plan implemented in 2005, a portion of which is non-cash, as well as expense associated with restricted stock awards.  These increases were partially offset by a decrease in commission expense due to elimination of commissions on revenue for certain senior executives in 2005.  Additionally, the 2004 period included non-recurring charges of $246,000 related to severance costs paid to a former officer.  SG&A expenses were $23.0 million in the first nine months of 2005 compared to $23.3 million in the first nine months of 2004.  In the 2005 nine month period, performance based compensation expense increased $1.5 million due to the implementation of the incentive compensation plan in 2005 and we recorded $0.5 million of expense associated with restricted stock awards.  Commission expense decreased in the first nine months of 2005 by $0.9 million due to elimination of commissions on revenue for certain senior executives in 2005.  The 2004 period included non-recurring charges of $0.9 million related to severance costs paid to former executive officers and a former consultant to the chief executive officer pursuant to their retention and change of control agreements and $0.6 million related to legal fees and settlement of certain litigation.

Index

Interest expense, net, was $5.6 million and $8.1 million in the third quarters of 2005 and 2004, respectively, and was $17.6 million and $18.4 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in the third quarter of 2005 as compared to 2004 was primarily due to the 2004 third quarter including interest expense on both the old and new senior notes for the first half of the quarter.  The decrease in net interest expense for the nine months of 2005 was primarily due to interest earned on cash investments.

During the three and nine months ended September 30, 2004, we incurred expenses associated with reorganization totaling $6.4 million and $12.4 million, respectively.  Reorganization items are expense or income items that were incurred or realized by Debtors because they were in reorganization. These items include, but are not limited to, professional fees and similar types of expenses incurred directly related to the Chapter 11 Cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they were not paying their pre-petition liabilities. For the three and nine months ended September 30, 2004, reorganization items were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004
Professional fees	$3,918	$9,227
Interest Income	(21)	(98)
Accelerated amortization of deferred debt issue costs	-	1,007
Reduction of pre-petition liabilities	(2)	(517)
Other	2,488	2,796
Total	$6,383	$12,415

Tax benefit was $3.9 million and $2.6 million in the third quarters of 2005 and 2004, respectively, and $4.9 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively.   During 2005, we determined that it was more likely than not that the deferred tax asset related to the Canadian operations would be realized.  Therefore, in the third quarter and first nine months of 2005, $3.8 million and $6.2 million, respectively, of the valuation allowance previously provided against this deferred tax asset was reversed resulting in the tax benefit.

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

Revenue from the discontinued operations was $49,000 and $54,000 for the three months ended September 30, 2005 and 2004, respectively, and $136,000 and $164,000 for the nine months ended September 30, 2005 and 2004, respectively. Pre-tax income from discontinued operations was $22,000 and $89,000 for the three months ended September 30, 2005 and 2004, respectively, and was $41,000 and $133,000 for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

Sources and Uses of Liquidity

During the three and nine months ended September 30, 2005, our primary sources of liquidity were cash from operations and cash and cash equivalents on hand.  As of November 7, 2005, we had approximately $57.8 million in consolidated cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility.  We have in place a revolving credit facility for up to $30 million, subject to borrowing base limitations.  The borrowing base is determined from time to time based on the lesser of:

  $30 million,

  0.75 times our U.S. cash operating income (defined as cash revenue, derived primarily from seismic data acquisition revenue, cash resale licensing revenue and Solutions revenue, less cost of sales and SG&A, before depreciation and amortization expense for the trailing 12-month period), or the sum of (1) 85% of eligible U.S. short term accounts (defined as accounts that are not long term accounts and within 90 days of invoice date), (2) 50% of eligible U.S. long term accounts (defined as accounts with contracts for periods of performance from one month to 18 months, where the account debtor makes payments over the term of the contract), and (3) $20 million.

Index

Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  At November 7, 2005, there was no outstanding balance under the facility and there was $29.7 million of availability.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.  We were in compliance with all such covenants and ratios as of September 30, 2005.

Canadian Credit Facility.  On January 12, 2004, our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), entered into a revolving credit facility. The facility allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $37.9 million (Canadian) at September 30, 2005) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of November 7, 2005, no amounts were outstanding on this revolving line of credit and $5.0 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $56.9 million and $21.7 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase from 2004 to 2005 was primarily due to an increase in the collection of receivables as well as a decrease in expenses paid associated with our bankruptcy proceedings.

Investing Activities.  Cash flows used in investing activities from continuing operations were $44.2 million and $39.7 million for the nine months ended September 30, 2005 and 2004, respectively.  Cash expenditures for seismic data were $43.6 million and $38.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Financing Activities.  Cash flows used in financing activities were $5.8 million and $8.9 million for the nine months ended September 30, 2005 and 2004, respectively.  During the nine months ended September 30, 2005 payments on senior notes, term loans and capital leases equaled $5.6 million.

As of September 30, 2005, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of	2006-	2009-	2011 and
Contractual cash obligations	Total	2005	2008	2010	thereafter

Debt obligations (1) (2)	$322,800	$19	$66,841	$44,559	$211,381
Capital lease obligations (2)	6,906	1,212	918	639	4,137
Operating lease obligations	7,294	243	3,199	2,019	1,833

Total contractual cash obligations	$337,000	$1,474	$70,958	$47,217	$217,351

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

Deferred Taxes

As of September 30, 2005, we have a net deferred tax asset of $5.7 million attributable to our Canadian operations.  During 2005, we determined that it was more likely than not that the deferred tax asset related to our Canadian operations would be realized; thus, the valuation allowance previously provided against this deferred tax asset was reversed resulting in the net deferred tax asset.  In the U.S., we have a net deferred tax asset of $92.7 million, all of which is fully offset by a valuation allowance.  Additionally, in Canada, we have a remaining net deferred tax asset of $4,000 that is fully offset by a valuation allowance.  The recognition of such remaining deferred tax assets will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of September 30, 2005, the recovery of such remaining deferred tax assets is not assured of realization.

Index

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

Capital Expenditures

During the first nine months of 2005, capital expenditures for seismic data and other property and equipment amounted to $44.2 million.  Our capital expenditures for the remainder of 2005 are presently estimated to be $20.8 million.  The first nine months of 2005 actual and 2005 estimated remaining capital expenditures are comprised of the following (in thousands):

	Actual for
	Nine Months	Estimate For
	Ended	Remainder of
	September 30, 2005	2005
New data acquisition	$26,931	$6,574
Cash purchases of seismic data and other	10,007	11,170
Non-monetary exchanges	6,640	2,763
Other property and equipment	671	306
Total capital expenditures	44,249	20,813
Less: Non-monetary exchanges	(6,640)	(2,763)
Changes in working capital	6,675	-
Cash investment per statement of cash flows	$44,284	$18,050

The capital expenditures discussed above are within the capital expenditure limitations imposed by our 11.75% senior notes and U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Actual for
	Nine Months	Estimate For
	Ended	Remainder of
	September 30, 2005	2005
Total capital expenditures	$44,249	$20,813
Less:
Non-cash additions	(6,640)	(2,763)
Cash underwriting	(17,550)	(4,215)
Capital expenditures funded from operating cash flow	$20,059	$13,835

As of November 2, 2005, we had capital expenditure commitments related to data acquisition projects of approximately $41.5 million, for which approximately $30.9 million of cash underwriting has been obtained.

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

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. As of September 30, 2005, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar, therefore, we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar.  As of September 30, 2005, we did not have any open forward exchange contracts.

We have not had any significant changes in the market risk exposures since December 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2005 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Note J to Consolidated Financial Statements, which is incorporated herein by reference.

Items 2., 3. and 4.  Not applicable.

Item 5.  OTHER INFORMATION

(a)	Not applicable.
(b)	Advance Notice for Director Nominations

On October 19, 2005, the Company's Board of Directors (the "Board") amended Section 3.3 (Nominations) of Company's Amended and Restated Bylaws to include advance notice provisions.  These provisions include: (1) requiring Company's receipt of the stockholder's written notice of a proposed nominee no later than the date that in the current year corresponds to the 120th day prior to the date Company's proxy statement was released to stockholders in connection with the previous year's annual meeting of stockholders; (2) requiring Company's receipt of the stockholder's written notice of a proposed nominee no later than the tenth day following the day on which Company gives public notice of a current year annual meeting if no annual meeting was held in the prior year or if the current year annual meeting has changed by more than 30 days from the prior year; (3) notwithstanding the notice deadlines described in (1) and (2) to the contrary, if the number of directors to be elected to the Board is increased and there is no public announcement naming all of the nominees for directors or specifying the size of the increased Board at least 130 days prior to the date Company's proxy statement was released to stockholders in connection with the previous year's annual meeting of stockholders, a stockholder's written notice shall be considered timely, but only with respect to nominees for any new positions created by such increase, if it is received no later than the close of business on the tenth day following the day on which such Company makes public notice of such increase; (4) in the case of a special meeting of stockholders at which directors are to be elected, requiring Company's receipt of the stockholder's written notice of a proposed nominee no later than the tenth day following the day on which Company gives public notice of the special meeting; and (5) requiring the stockholder's written notice to include certain information, including information required to be disclosed in a proxy statement under the rules of the Securities and Exchange Commission.

The deadline for stockholder's written notice of a proposed nominee for the 2006 Annual Meeting of Stockholders is December 19, 2005.  These deliveries and notices must be made at the principal executive offices of the Company at 10811 S. Westview Circle, Building C, Suite 100, Houston, Texas 77043.

Item 6.  EXHIBITS

3.1	*	Amended and Restated Bylaws of Seitel, Inc., adopted October 19, 2005

10.1	†*	Form of Restricted Stock Award Agreement for Canadian employee grants made under the Seitel, Inc. 2004 Stock Option Plan

10.2	†*	Amended and Restated Employment Agreement, dated October 19, 2005, by and between Robert D. Monson and the Company

10.3	†*	Amended and Restated Employment Agreement, dated October 19, 2005, by and between Kevin P. Callaghan and the Company

10.4	†*	Amended and Restated Employment Agreement, dated October 19, 2005, by and between William Restrepo and the Company

10.5	†*	Revised Summary of 2005 Non-Employee Director and Executive Officer Compensation and Incentive Arrangements

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

_______________

†     Management contract, compensation plan or arrangement.

*     Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

 Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: November	8,	2005	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: November	8,	2005	/s/	William J. Restrepo
				William J. Restrepo
				Chief Financial Officer

Index

		EXHIBIT INDEX

Exhibit		Title	Page
			Number

3.1	*	Amended and Restated Bylaws of Seitel, Inc., adopted October 19, 2005	44

10.1	†*	Form of Restricted Stock Award Agreement for Canadian employee grants made under the Seitel, Inc. 2004 Stock Option Plan	63

10.2	†*	Amended and Restated Employment Agreement, dated October 19, 2005, by and between Robert D. Monson and the Company	73

10.3	†*	Amended and Restated Employment Agreement, dated October 19, 2005, by and between Kevin P. Callaghan and the Company	93

10.4	†*	Amended and Restated Employment Agreement, dated October 19, 2005, by and between William Restrepo and the Company	112

10.5	†*	Revised Summary of 2005 Non-Employee Director and Executive Officer Compensation and Incentive Arrangements	131

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	136

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	138

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	140

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	142

_______________

†     Management contract, compensation plan or arrangement.

*     Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.