Form 10-K
period 2005-12-31
SEITEL INC
filed 2006-03-16
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488
SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10811 S. Westview Circle Drive, Building C, Suite 100	77043
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900
Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or Section 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was approximately $146,026,000.  On March 13, 2006, there were a total of 154,891,833 shares of Common Stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[X]	No	[ ]

Documents Incorporated by Reference:
Document	Part
Definitive Proxy Statement for 2006 Annual Stockholders Meeting	III

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission ("SEC"), the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our seismic data customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets and equity markets during the periods covered by the forward-looking statements and our ability to obtain alternate debt or equity financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  Also note that we provide a cautionary discussion of risks and uncertainties under the captions "Business - Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K.

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

We believe that our library of onshore seismic data is one of the largest, if not the largest, available for licensing in the United States and Canada.  We also have ownership in a library of offshore data covering parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico.  We regularly add to the size of our seismic data library by conducting new seismic data creation programs funded (or "underwritten") substantially by our customers in exchange for a license granting exclusive access to newly acquired data for a limited period of time.  We also acquire seismic surveys or entire seismic libraries from oil and gas companies which have discontinued their exploration and production focus in a particular geographical area and no longer require ownership of the data or library or which have determined to sell their data or library for financial purposes.  These acquisitions are funded with cash or structured as non-monetary exchanges of seismic data, whereby we acquire ownership of existing data from customers in exchange for an assignment of a non-exclusive license to use data from our library.  We also create new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of our library.

Our seismic data library includes both onshore and offshore three-dimensional ("3-D") and two-dimensional ("2-D") data and offshore multi-component data.  We have ownership in over 35,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and gas producing regions.  The majority of our seismic data library covers onshore regions within North America, with a geographic concentration on the onshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, western Canada, Mississippi, eastern Texas, the Rocky Mountain region and northern Louisiana.  Most of our remaining seismic data library covers the offshore Gulf of Mexico and eastern Canada.  We conduct our seismic data creation and licensing business through two wholly owned subsidiaries, Seitel Data, Ltd. in the United States and Olympic Seismic Ltd. in Canada.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit ("Solutions"), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In each of fiscal 2005, 2004 and 2003, 96% of our revenues were attributable to acquisition and licensing of seismic data.  Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients.  See Note O to Notes to Consolidated Financial Statements for geographic information.

Because our historical success was built around our seismic expertise and the quality of our library, in 2002 we refocused our operations on our core competency of seismic data licensing.  We have sold substantially all of our assets which engaged in the exploration for and development, production and sale of natural gas and oil.

Seitel is incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.

Our Emergence from Bankruptcy in 2004

In 2002, we restated our results of operations for the nine months ended September 30, 2001, and for our fiscal year ended December 31, 2000. The restatements, coupled with poor financial results in the first quarter of 2002, resulted in our covenant default in respect of $255 million principal amount of our then outstanding notes.  After such default and following attempts to negotiate a restructuring, certain of the initial holders of the notes filed involuntary chapter 11 petitions against us and our subsidiaries that guaranteed the notes (collectively, the "Debtors") on June 6, 2003. The successors to the petitioning creditors agreed with the Debtors that pursuit of a reorganization through the chapter 11 cases was preferable to continuing the involuntary cases and filed a joint motion to dismiss the involuntary cases, which was granted by the bankruptcy court on July 25, 2003.

On July 21, 2003, the Debtors filed voluntary petitions for relief under chapter 11, and on July 22, 2003 filed their initial joint plan of reorganization. Following the petition date, the Debtors continued to operate their businesses and manage their properties as debtors-in-possession, and we continued to timely file all periodic reports and other information prescribed by the United States Bankruptcy Code and the Exchange Act.  A trustee was not appointed in the chapter 11 cases.

On January 17, 2004, following months of negotiations among all relevant parties-in-interest and plan financing sources, the Debtors filed with the bankruptcy court the Third Amended Joint Plan of Reorganization, which was amended on February 6, 2004 (the "Plan").  The holders of the $255 million principal amount of our then outstanding notes (and our largest creditors), agreed to vote for and support the Plan. In addition, the Plan was accepted by the holders of more than 99.6% of the shares of our common stock that voted on the Plan. On March 18, 2004, the bankruptcy court entered an order confirming the Plan and it became effective on July 2, 2004.   The Plan provided that as of July 2, 2004:

  All 25,375,683 outstanding shares of our common stock were cancelled and automatically converted into the right to receive and be exchanged for:

  25,375,683 shares of our reorganized common stock, representing all of our outstanding shares of reorganized common stock on the effective date of the Plan; and

  warrants to purchase 125,000,000 shares of our reorganized common stock, at an exercise price of $0.60 per share exercisable through August 2, 2004 (the "Stockholder Warrants").

  To the extent the Stockholder Warrants were not exercised in full, Mellon HBV Alternative Strategies, LLC ("Mellon HBV") agreed (for itself and on behalf of certain of its affiliated funds and managed accounts, collectively the "Standby Purchasers") to purchase all shares of reorganized common stock not purchased upon the exercise of the Stockholder Warrants.

  As compensation for the obligation to act as Standby Purchasers, we agreed to issue to Mellon HBV warrants to purchase 15,037,568 shares of our reorganized common stock (the "Standby Purchaser Warrants").

  Net proceeds of approximately $182.9 million from the July 2, 2004 sale of 11¾% senior notes due 2011 were placed in escrow.

  A revolving loan commitment of $30 million, subject to borrowing base limitations, under our new revolving credit facility with Wells Fargo Foothill ("WFF") was made available to us.

  We were required to have cash and cash equivalents of not less than $35 million available to pay allowed creditors' claims.

Exercise of the Stockholder Warrants resulted in our receipt of $71.5 million in cash, before deducting $3.6 million of related expenses.  The Standby Purchasers purchased on August 12, 2004, at $0.60 per share, 5,873,846 shares of reorganized common stock not purchased upon the exercise of the Stockholder Warrants.  As a result, we received $3.5 million and we issued the Standby Purchaser Warrants on August 12, 2004. The Standby Purchaser Warrants are exercisable until August 12, 2011, at an initial exercise price of $0.72 per share, subject to adjustment upon the occurrence of certain events.

Pursuant to the Plan, in July and August 2004 all of our outstanding allowed pre-petition claims were fully paid, in cash, together with post-petition interest thereon totaling $291.0 million.  These payments were funded by net cash payments received by us upon exercise of the Stockholder Warrants, the net proceeds from the sale of shares of our common stock to the Standby Purchasers, the release from escrow of the net proceeds of $182.9 million from the sale of our 11¾% senior notes, and available cash and cash equivalents on hand.  Claims reinstated under the Plan in the amount of $1.2 million were not paid under the Plan.

Description of Operations

Industry Conditions

The overall demand for seismic data and related geophysical services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities which, in turn, is driven largely by present and expected future prices for crude oil and natural gas. This is impacted by global events and economic, tax, and environmental considerations.  Since 2002, the relative strengthening of economic conditions, the global political environment and various other factors have resulted in dramatic commodity price increases. As of March 3, 2006, oil and gas prices were $63.67 per barrel and $6.60 per mcf, respectively, or 70% and 19%, respectively, above their five-year average.

In addition to commodity prices, the U.S. and Canadian onshore rig counts have also increased significantly since 2002, reaching an average onshore rig count of 1,741 rigs for the year ended December 31, 2005, well above the five-year average onshore rig count of 1,360 rigs.  Land rig utilization in North America is at or near 100%.

The attractive commodity price environment over the last few years has been a catalyst for the increase in exploration and production spending in both the U.S. and Canada. Since the end of 1999, U.S. exploration and production annual spending increased from $22.0 billion to $48.4 billion, and Canadian exploration and production annual spending increased from $9.2 billion to $23.4 billion, representing average annual increases of 17% and 21%, respectively.  Higher than expected oil and gas prices in 2005 initially resulted in many oil and gas companies focusing their efforts on development drilling to produce existing reserves.  However, later in 2005 these sustained prices encouraged a move towards increasing exploration.  If commodity prices remain attractive, activity levels for both exploration and development should continue to grow.  However, activity level gains could be constrained by the number of available drilling rigs and experienced personnel.

A large portion of our clients are small and mid-cap exploration and production companies.  Over the past five years, the S&P small-cap and mid-cap exploration and production indices have increased an average of 27% and 22% per year, respectively. To maintain their success, we believe these companies will have to continue to find new and exploit existing oil and gas reserves, which should require significant amounts of capital spending, including seismic.

Attractive commodity pricing, strong rig counts, the need to replace oil and gas reserves, and the favorable performance of oil and gas companies is expected to continue.  We believe the use of 3D seismic data and advanced processing techniques, coupled with advances in drilling and completion techniques, are enhancing the ability of oil and gas companies to explore for, develop and manage oil and gas reserves.  Barring materially adverse changes in worldwide, U.S. Gulf Coast or Canadian economic conditions, we anticipate seismic industry market conditions to remain strong.

Seismic Data

Oil and gas companies consider seismic data an essential tool in finding hydrocarbons.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent.  3D seismic data provides a graphic depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension.  The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits.  According to the Independent Petroleum Association of America, these improved technologies have been key factors in improving drilling success ratios and lowering finding and field extension costs.  However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data.  As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys.  3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

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

Although we amortize our seismic data over a maximum period of four years, much of our seismic data has continued to generate licensing revenue past the amortization period.  Assuming the data is sampled and gathered adequately in the field recording phase, it is amenable to re-evaluation and re-presentation, multiple times, using new or alternate processing techniques or updated knowledge of the Earth model.

Management believes the level of resales from various vintages of our investment is useful in order to assess the resiliency and value of our seismic data library.  Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects.  In 2005, resale revenue from U.S. onshore 3D data and Canadian 2D and 3D data was recognized from net investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment	(1)	Percentage
Investments prior to 2001	$41,326	41%	$184,063		46%
Investments 2001 through 2005	59,510	59%	212,340		54%
Total U.S. 3D onshore and Canada 2D and 3D	$100,836	100%	$396,403		100%

(1) Net investment reflects total data cost less client underwriting.
Reconciliation of resale revenue for U.S. 3D onshore and Canada 2D and 3D (a non-GAAP financial measure) to total revenue (the most directly comparable GAAP financial measure) (in thousands):
Total resale revenue - U.S. 3D onshore and
Canada 2D and 3D	$100,836
Other revenue components:
Other resale revenue (principally offshore
and U.S. 2D)	19,310
Acquisition revenue	23,809
Solutions and other revenue	5,223
Total revenue	$149,178

Reconciliation of net investment for U.S. 3D onshore and Canada 2D and 3D data (a non-GAAP financial measure) to net book value at 12/31/05 (the most directly comparable GAAP financial measure) (in thousands):

Net investment in seismic data - U.S. 3D onshore and Canada 2D and 3D	$396,403
Add:
Acquisition revenue - 3D onshore	359,252
Other seismic data investment (principally offshore, U.S. 2D and value added products)	348,579
Less:
Impairment charges	(112,923)
Accumulated amortization	(879,365)
Net seismic data library	$111,946

Seismic Data Library

Our seismic data library includes onshore and offshore 3D and 2D data and offshore multi-component data.  We have ownership in over 35,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and gas producing regions.  The majority of our seismic data library covers onshore regions within North America, with a geographic concentration on the onshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, western Canada, Mississippi, eastern Texas, the Rocky Mountain region and northern Louisiana.  Most of our remaining seismic data library covers the offshore Gulf of Mexico and eastern Canada.  Our seismic data concentration is primarily in the 3D market.  The following table describes our 3D seismic data library as of March 10, 2006.

Square

		Percentage
3D Data Library at March 10, 2006	Miles	of Subtotal

Gulf Coast Texas	6,573	42%
Southern Louisiana/Mississippi	5,907	38%
Rockies	1,219	8%
Northern Louisiana	399	3%
Other	1,374	9%
Total U.S. Onshore	15,472	100%

Canada	9,854	100%

Conventional	9,513	91%
Multi-Component	996	9%
Total U.S. Offshore	10,509	100%

Worldwide Total	35,835	100%

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

The Rocky Mountain region and northern Louisiana sectors, although currently small contributors, are believed to be areas of potential growth in the future.  We own relatively small amounts of seismic data in other areas, such as Alabama, Michigan and North Dakota.

Canada.  The Canadian market is less mature than the U.S. Gulf Coast and includes areas still considered frontier, or underexplored.  Accordingly, there is still a significant demand for 2D data, with 3D data representing an increasing part of the market in recent years.  In 2004 and 2005, demand for our 3D seismic data exceeded the demand for our 2D seismic data, and we anticipate that demand for our 3D seismic data will continue to exceed that for our 2D seismic data in 2006 and the future.  The accumulation of 3D data in our seismic library began in 1998 and has grown at an average rate in excess of 1,000 square miles per year.

Offshore U.S. Gulf of Mexico.  We have accumulated 9,513 square miles of conventional U.S. Gulf of Mexico offshore 3D data since 1993, with the volume growing steadily through 2000.  In 2001 and 2002, we also acquired 996 square miles of multi-component data under an alliance agreement with WesternGeco (formerly known as Schlumberger-Geco).  The offshore Gulf of Mexico was a high growth area for us in the 1990's; however, this market has become dominated by competitors who deploy their own marine vessels and field equipment to service their own data libraries. To compete in this market requires significant capital expenditures, which we do not believe is cost-effective for us and does not fit our business model. As a result, we discontinued making cash investments for new data in the offshore Gulf of Mexico.  However, we may add offshore Gulf of Mexico data through non-monetary exchanges, as we have done in the first quarter of 2006.

Data Library Growth

We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) acquiring ownership of existing data from customers in exchange for an assignment of a non-exclusive license to data from our library, a "non-monetary exchange", or (4) creating new value-added products from data existing within our library.

Underwritten Data Acquisitions.  We create new seismic data designed in conjunction with our customers and specifically suited to the geology and environmental conditions of the area using the most appropriate technology available.  Typically one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data.  Under such licenses, the customers usually have exclusive access to use the newly acquired data for a limited term, which is usually six months, after which the data is added to our library for licensing to the industry on a non-exclusive basis.  Data acquisition activity during 2005 occurred in the Texas Gulf Coast, southern Louisiana, Wyoming and western Canada.  All field work on these projects is outsourced to subcontractors, as is the data processing for those projects in Canada and the Rocky Mountain region.  A significant percentage of the data processing for Gulf Coast projects is processed by our wholly owned subsidiary Matrix Geophysical, Inc.  We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

Cash Purchases.  We purchase data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and within the limits of our capital expenditure budget.

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

Licenses and Marketing

We actively market data from our library to customers under non-exclusive license agreements using an aggressive and well-developed marketing strategy combined with strong geophysical expertise.  Our licenses are generally non-assignable.  Our licenses typically provide that in the event of a change of control of a customer-licensee, the surviving entity generally must pay a fee to maintain a license for any data it seeks to continue to use and for which such entity previously did not have a license.  We employ an experienced sales force and it is our operating philosophy to actively market our seismic library.  Our team of dedicated marketing specialists seeks to maximize license sale opportunities and create innovative methods of contracting opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.

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

Backlog

At March 13, 2006, our backlog of commitments related to acquisition revenue was $39 million compared with $17 million at March 23, 2005.  We anticipate that this backlog will be completed over the next twelve months.

Seitel Solutions

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location.  Through our Seitel Solutions business unit, we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.  Using proprietary technology, we store, manage, access and deliver data, tapes and graphic cross-sections to our licensees.  In addition, Solutions offers use of its proprietary display and inventory software to certain customers, and the use of its proprietary quality control software to the seismic brokerage community principally in Calgary, Alberta, Canada.  In the future, we expect to offer data management services to clients generally.

Current Strategies

Our operating philosophies are fundamental to the success of our business and we believe distinguish us from our largest competitors:

  We intend to continue to grow our seismic data library using a combination of recording new data, cash purchases, non-monetary exchanges and creating new value-added products from our existing data.

  We intend to increase our focus on adding value-added products to our library, primarily those created from complex imaging technology, in particular complex depth imaging.

  We currently outsource capital intensive services including seismic data gathering or field equipment and crews.  This strategy gives us the flexibility to respond appropriately to changing market conditions and renders our cash flows less susceptible to volatility. We believe this also enables us to select vendors with the best price, equipment and skill sets for a particular environment, geographical location or geophysical objective, and provides us with access to state-of-the-art equipment and emerging technologies.

  We leverage our strong geophysical, technical and field operating management with third-party outsourcing to align our interests with those of our underwriting customers. We believe this has allowed us to become a leading provider in certain core areas where local expertise is important. We believe we have developed expertise in certain areas of southern Louisiana, Gulf Coast Texas, Alberta and northeast British Columbia, and that there are opportunities to continue expansion in these areas and to repeat these experiences in the U.S. Rocky Mountain region, northern Louisiana and certain selected areas of the market outside North America.

  We pursue new acquisition projects if we are reasonably confident that conditions exist for repeated licensing of the same data over an extended period. Inherent in our rationale for creating new 3D survey additions to our library, is the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area.

  We pursue an aggressive marketing strategy to licensing our seismic data library.

  We intend to maintain an extremely disciplined return on investment approach to making operating and capital expenditures. We seek significant underwriting levels before undertaking new acquisition projects, which is crucial to our success. Our goal is to attain 70% underwriting levels for our new seismic acquisition projects.

Competitive Strengths

We believe that we have the following competitive strengths:

Leading Market Position. Within our industry, we are considered to be one of the leading providers of seismic data in North America. We believe our library of onshore 3D seismic data is one of the largest, if not the largest, available for licensing in the U.S. and Canada. We have ownership of over 35,000 square miles of 3D seismic data, the majority of which is concentrated primarily in the onshore Gulf coast of Texas, Louisiana and Mississippi, western Canada and the offshore Gulf of Mexico. In addition, we have ownership in 1.1 million linear miles of 2D seismic data, which we believe makes us one of the largest providers of 2D data in North America.

Ownership in Valuable Intellectual Property. We own our seismic data and are able to license the data an unlimited number of times, allowing for a lengthened life of our seismic data library. The ability to license the seismic data multiple times, as well as the commercial longevity of our seismic data, is a result of many factors, including multiple interpretations of the same data set, changes in ownership of mineral interests, new discoveries of hydrocarbons, advances in drilling and production technology, creation of oil and gas distribution infrastructures, and the advent of new seismic processing techniques. Most of our data is expected to generate revenues for 10 years or more. In some instances, samples of our older 2D data are still being licensed after 25 years. The current weighted average age of our 3D onshore data library is 4.3 years. We believe there is minimal obsolescence risk regarding our onshore seismic library.

Proven Business Model. In order to remain profitable in volatile business cycles, we believe it is essential to have a low cost operating structure. We strive to maintain an efficient base of assets and employees with which to conduct our operations. We do not own seismic acquisition equipment or employ seismic acquisition crews, but rather, engage third-party contractors with qualified equipment on an as required basis to shoot new data. We believe our decision to engage third-party contractors on an as required basis results in substantially less volatility in our cash flows by allowing us to respond more quickly to changes in the demand for our products and services and minimizing our ongoing capital requirements.  We do not participate in speculative seismic shoots and impose strict capital investment thresholds with targeted underwriting levels.

Leading Operational and Technical Expertise. Onshore seismic data collection requires a high degree of technical expertise, extensive permitting and geographical knowledge. Over the past 20 years, our personnel have developed a strong reputation for having these necessary skills. We believe our vast experience, combined with our large and contiguous database, encourages customers looking to acquire data in our area of operations to select us as their provider. We also believe that our experience and relationships with the relevant permitting agencies give us an advantage over our competitors.

Diversified Customer Base. We market our seismic data to over 1,600 customers in the oil and gas industry. We have been providing seismic data to several of our largest customers for over 10 years.

Customers

We market our seismic data to a varied customer base. Our customers range from small, independent oil and gas companies and private prospect generating individuals to several of the largest companies in the oil and gas industry. During the three-year period ended December 31, 2005, no one customer accounted for more than 10% of our revenue. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

Competition

The creation and licensing of seismic data is highly competitive. There are a number of geophysical companies that create, market and license seismic data and maintain their own seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are Petroleum Geo-Services, Pulse Data Inc., Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana), TGS Nopec, Veritas DGC, Inc. and WesternGeco (a joint venture of Schlumberger and Baker Hughes). Many of our competitors have substantially larger revenues and resources than we do.

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

Employees

As of December 31, 2005, we and our subsidiaries had 148 full-time employees, including six executive officers, 18 marketing staff and 32 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

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

Item 1A.    Risk Factors

Stockholders and potential investors in our securities should carefully consider the following risk factors, in addition to other information in this Form 10-K. We are identifying these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on behalf of us. We are relying upon the safe-harbor for forward-looking statements and any such statements made by or on behalf of us are qualified by reference to the following cautionary statements, as well as to those set forth elsewhere in this Form 10-K.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a significant amount of leverage and interest expense resulting from our indebtedness incurred in the financing and other transactions completed in connection with the Plan, indebtedness of our Canadian subsidiaries, and other indebtedness in respect of certain capital lease obligations.

As of December 31, 2005, we had approximately $188.6 million of total indebtedness, including $3.0 million of capital leases, and our 2006 consolidated annual debt service requirements are expected to aggregate approximately $22.6 million. Although we issued $193 million aggregate principal amount at maturity of our 11.75% senior notes, such notes were issued at a discount of 2.325% resulting in gross proceeds to us of approximately $188.5 million. Thus, while not receiving gross proceeds equal to the principal amount of our 11.75% senior notes, we are obligated to repay the full remaining principal amount thereof at maturity, which totaled $189.0 million at December 31, 2005, and we may not optionally redeem the notes prior to maturity except under limited circumstances.

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

  make it difficult for us to satisfy our obligations on the notes;
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

If, for any reason, we do not have sufficient funds from operating cash flows, cash and cash equivalents on hand, and borrowings available under our revolving credit  facilities to pay principal and interest, when due, on the 11.75% senior notes and on our other outstanding debt obligations (including borrowings under our revolving credit  facilities), we will be required to seek to refinance all or a portion of our existing debt, sell assets or seek to borrow additional funds or raise additional equity capital. We cannot guarantee that we would be able to complete any of the aforementioned refinancing transactions on terms that are commercially reasonable or otherwise acceptable to us, if at all. In addition, the terms of our agreements governing our indebtedness, including our revolving credit facilities and the indenture governing our 11.75% senior notes, restrict us from implementing such refinancing transactions. The failure to generate sufficient operating cash flows could significantly and adversely affect our ability to pay principal of and interest on our 11.75% senior notes.  Our ability to generate sufficient cash flow will be dependent upon our future performance, which will be subject to economic conditions and to industry, business and other factors affecting our operations, many of which are beyond our control.

The indenture governing the notes contains covenants that, among other things, limit our ability to incur certain additional indebtedness, incur indebtedness that is subordinate to any other indebtedness unless such indebtedness is expressly subordinate to the notes and the guarantees, pay cash dividends or make other cash distributions on or repurchase or redeem for cash our capital stock, make certain investments, sell assets without using the net proceeds thereof as set forth in the indenture, make certain capital expenditures in excess of $65 million plus unused excess cash flow (as defined in the indenture) in any fiscal year, grant and permit certain liens, enter into sale-leaseback transactions, enter into agreements affecting the ability of our restricted subsidiaries to pay dividends, enter into transactions with affiliates, merge, consolidate or sell all or substantially all of our assets, and grant security interests or liens on our assets.  Additionally, our revolving credit facility in the U.S. (with WFF) contains covenants requiring us to achieve and maintain certain financial results, and restricts, among other things, the amount of our capital expenditures and our ability to borrow money, grant additional liens on our assets, make particular types of investments and restricted payments, sell our assets, and merge or consolidate. Borrowings under the revolving credit facility in the U.S. are secured by a first priority, perfected security interest in, and lien on, all of our U.S. tangible and intangible assets, and we have pledged to WFF all of the issued and outstanding capital stock of our U.S. subsidiaries. Any default in respect of these covenants could materially and adversely affect our ability to conduct our business in the ordinary course, enter into business transactions and impair our rights under our other commercial agreements.

Failure to comply with the SEC's final judgment of permanent injunction entered on consent against us could adversely affect our business, and could subject us to further SEC investigations, enforcement action, criminal prosecution and significant penalties.

We were the subject of a formal investigation by the SEC's Division of Enforcement. We cooperated fully with the SEC during the course of its investigation, and reached a consensual resolution of the SEC's civil complaint resulting in its consent to a final judgment of permanent injunction (the "SEC Injunction") being entered on June 16, 2003 in the United States District Court for the Southern District of Texas, Houston Division. The agreement for the entry of the SEC Injunction was without admitting or denying the allegations in the SEC's complaint, which had alleged violations of the reporting, books and records, internal controls and proxy statement provisions of the Exchange Act and rules and regulations adopted under the Exchange Act. Our chief executive officer and chief financial officer at the time of the events giving rise to the SEC's complaint have been replaced.

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

If we fail to comply with any of the provisions of the SEC Injunction, such failure could adversely affect us, and the market price of our securities could significantly decline.

Limitations on our ability to utilize net operating losses and other tax benefits may result in future net operating income being taxable income.

Companies which have had a change in ownership as defined by the Internal Revenue Code are subject to limitations on certain tax attributes. The testing period for ownership change is a three-year moving period. We have had significant ownership changes since the effective date of the Plan. Currently, we do not anticipate that any tax attributes will be subject to limitation; however, we will continue to analyze and monitor ownership changes to identify potential limitations.  In any event, we do not expect a significant impact to our financial position or results of operation because we have a full valuation allowance against the U.S. tax attributes subject to these limitations.

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

Our business depends upon exploration and development spending by oil and gas companies. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. There can be no assurance that oil and gas prices will not decline in the future. Low oil and gas prices could result in decreased exploration and development spending by oil and gas companies, which could affect our seismic data business. Any future decline in oil and gas prices or sustained periods of reduced capital expenditures by oil and gas companies could result in a material adverse effect on our results of operations and cash flow.

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

While we have seismic surveys in other areas, most of the seismic data in our library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico and in Canada. Because of this geographic concentration, our results of operations and our cash flow could be materially and adversely affected by economic events relating primarily to one of these regions even if conditions in the oil and gas industry worldwide were favorable.

Extensive governmental regulation of our business affects our operations.

Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental and health and safety laws. We invest financial and managerial resources to comply with these laws and related permit requirements.  Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both.  In addition, failure to timely obtain required permits may result in delays in acquiring new data for the data library or cause operating losses. Because these laws and our business may change from time to time, we cannot predict the future cost of complying with these laws, and expenditures to ensure our compliance could be material in the future. Modification of existing laws or regulations or adoption of new laws or regulations limiting exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data.

Competition is intense.

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

Our operating results and available cash flow may, in the future, vary in material respects from period to period. Factors that could cause variations include (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers' budgetary cycles and their effect on the demand for geophysical activities, (3) seasonal factors, (4) the timing of sales and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern and (5) technological or regulatory changes. We cannot assure you that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.  Reduced actual or estimated future sales or cash flows may result in a requirement to increase amortization rates or record impairment charges to reduce the carrying value of our data library. Such charges, if required, could be material to operating results in the periods in which they are recorded. For purposes of evaluating potential impairment losses, we estimate the future cash flows attributable to a library component by evaluating historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting our customer base, expected changes in technology and other factors that we deem relevant. The estimation of future cash flows is highly subjective, inherently imprecise and could change materially from period to period based on the factors described in the immediately preceding sentence, among others. Accordingly, if conditions change in the future, we may record impairment losses relative to our seismic data library, which could be material to our results of operations in any particular reporting period.

We may face risks associated with our foreign revenue generating activities.

Portions of our revenues are derived from our Canadian activities and operations and, as a result, are denominated in Canadian dollars. We are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Foreign currency fluctuations could result in a material adverse affect to our results of operations.

We may be unable to attract and retain key employees.

Our success depends upon attracting and retaining highly skilled geophysical professionals and other technical personnel.  A failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services. Our success also will depend to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Moreover, certain of our senior executive officers have a very limited history of working together and may not be able to develop an effective working relationship. Our president and chief executive officer was appointed in December 2004, after serving as our chief financial officer since May 2004. Our chief financial officer was hired in July 2005. The failure of our executive officers and management personnel to develop an effective or sustained working relationship could require us to incur additional expenses and devote substantial senior management time and resources to identify qualified replacement personnel.

Only our president and chief executive officer, our chief operating officer and our chief financial officer have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Our inability to attract and retain key personnel could have a material adverse effect on our ability to manage our business properly.

VA Partners, L.L.C. owns a large percentage of our common stock, which would enable them to influence the election of our directors and other matters requiring the vote of our stockholders.

VA Partners, L.L.C. ("ValueAct") and its affiliates have represented to us that they own 66,238,914 shares (or 39%) of our common stock on a fully diluted basis, following its acquisition of all of our common stock and warrants owned by Mellon HBV in March 2006. This substantial ownership of our common stock enables ValueAct to significantly influence the election of our directors, with respect to which there is cumulative voting, and possibly other corporate matters and transactions that require stockholder approval.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices and warehouse space and storage. We maintain domestic marketing offices in Denver, Colorado and New Orleans, Louisiana. We also lease office and warehouse space in Calgary, Alberta in two separate locations, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.

The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

	Approximate
Location	Square Footage	Use	Owned/Leased
Houston, Texas	72,400	Administrative; Financial; Marketing; Operations;	Leased
		Warehouse
Denver, Colorado	1,529	Marketing	Leased
New Orleans, Louisiana	540	Marketing	Leased
Calgary, Alberta, Canada	22,961	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,000	Warehouse	Leased

Item 3.    Legal Proceedings

On July 18, 2002, Paul Frame, Seitel's former chief executive officer, sued Seitel in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from Seitel were proper and do not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in Seitel's chapter 11 cases, which have been disallowed by order of the Bankruptcy Court.  On April 1, 2005, Seitel filed a motion for summary judgment seeking dismissal of Mr. Frame's complaint in the District Court.  In late April 2005, Mr. Frame filed a motion for leave to file an amended complaint in the District Court.  Hearing dates have not been set for these April 2005 motions.  In 2002, Seitel filed a counter suit to recover approximately $4.2 million in corporate funds that Seitel believes Mr. Frame inappropriately caused Seitel to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. Seitel also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by Seitel.  Seitel has requested and is investigating information with respect to Mr. Frame and the nature and extent of his assets for purposes of analyzing whether to continue pursuit of the civil litigation described above and potential debt collection.  The parties filed a joint motion to abate the above proceedings.  The case continues to remain in abatement.

Seitel and its subsidiary, Seitel Data, Ltd., were parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs sued a number of defendants, including Seitel and Seitel Data, Ltd. The plaintiffs alleged that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests by obtaining seismic data on adjoining property, and sold the information obtained to other defendants. The plaintiffs sought an unspecified amount of damages. All defendants obtained summary judgments dismissing the plaintiffs' claims, and the plaintiffs appealed to the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. During the pendency of Seitel's bankruptcy proceedings, the San Antonio Court of Appeals affirmed the trial court's decision as to Seitel's co-defendants and stayed the appeal as to Seitel. The Texas Supreme Court denied plaintiffs Petition for Certiorari, refusing to hear the matter.  The plaintiffs filed an unliquidated claim (amount unspecified) in the chapter 11 cases. Seitel objected to this claim, which was withdrawn by order of the Bankruptcy Court dated June 29, 2005.  This June 2005 order includes the plaintiffs' agreement to dismiss their appeal.   The parties' joint motions for dismissal with the San Antonio Court of Appeals is pending.

On February 21, 2003, Seitel sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty, breach of contract and fraud in relation to Seitel's engagement of the law firm Franklin Cardwell & Jones to manage its legal matters and surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. Seitel is seeking recovery for fees paid of approximately $750,000, disgorgement of attorneys' fees, and related expenses.  The parties' attempt at mediation was not successful.  Discovery is underway and the trial has been reset to June 19, 2006.  The defendants have joined Paul Frame and Kevin Fiur, both of whom were Seitel's former chief executive officers, in the action.

In addition to the lawsuits described above, Seitel is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Seitel's financial position or results of operation.

Item 4.    Submission of Matters to a Vote

None

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Seitel Market Information

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board, its primary trading market, under the symbol "SELA.ob".  The following table sets forth the high and low sale prices as reported by the OTC Bulletin Board for the periods indicated.  The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

2004
1st Quarter	$4.14	$1.73
2nd Quarter(1)	$4.51	$1.20
3rd Quarter	$1.58	$0.90
4th Quarter	$1.28	$0.69
2005
1st Quarter	$1.64	$1.15
2nd Quarter	$1.54	$1.24
3rd Quarter	$1.80	$1.37
4th Quarter	$2.32	$1.45
(1)	On June 23, 2004, our common stock commenced trading on an "X-warrant" basis.

As of March 13, 2006, there were 869 stockholders of record and 154,891,833 shares of our common stock outstanding.

Dividend Policy

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

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2005.

			Number of securities
			remaining available for
	Number of securities	Weighted average	future issuance
	to be issued upon	exercise price of	under compensation
	exercise of outstanding	outstanding options	plans (excluding securities
Plan Category	options and warrants	and warrants	reflected in first column)

Equity compensation
approved by
security holders	-	-	4,309,798 (1)
Equity compensation
not approved by
security holders	15,137,568	$.72	-
Total	15,137,568	$.72	4,309,798
(1)	All of these securities could be issued as restricted stock or other stock based awards under the 2004 Stock Option Plan.

Stock Plans Not Approved by Security Holders

Pursuant to the Plan of Reorganization confirmation order, on July 2, 2004, we granted Fred Zeidman, Chairman of the Board of Directors, ten-year non-statutory options to purchase 100,000 shares of common stock at an exercise price of $1.30.  Such options became exercisable on July 2, 2005.  The exercise price must be paid in cash or its equivalent or, subject to prior approval by the compensation committee, other certain forms of consideration.  The terms of the stock options may be subject to adjustment upon the occurrence of certain events.

As compensation for Mellon HBV's obligation to act as Standby Purchasers, on August 12, 2004, we issued to Mellon HBV warrants to purchase 15,037,568 shares of the Company's common stock at an exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events. Such warrants vested immediately and are exercisable until August 12, 2011.  See Notes I and L of the Notes to Consolidated Financial Statements. Mellon HBV sold these warrants to ValueAct in March 2006.

The following table contains information about our purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 - October 31, 2005	93,600	$1.55	-	-
November 1, 2005 - November 30, 2005	-	-	-	-
December 1, 2005 - December 31, 2005	88,166	2.28	-	-
Total	181,766	$1.90	-	-

(1)     Represents shares that were withheld by or returned to us to satisfy tax withholding obligations that arose upon the issuance of common stock to employees or the vesting of restricted stock.  Such shares have been retired.

 Item 6.    Selected Consolidated Financial Data (in thousands, except per share data)

The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:

Revenue	$149,178	$137,675	$131,465	$149,795	$115,238

Expenses and costs:
Depreciation and amortization	98,373	168,201	82,638	129,856	49,448
Cost of sales	185	332	815	928	1,196
Selling, general and administrative	34,910	30,160	33,814	71,857	34,490
Impairment of seismic data library	-	-	29,959	82,964	-
	133,468	198,693	147,226	285,605	85,134

Income (loss) from operations	15,710	(61,018)	(15,761)	(135,810)	30,104

Interest expense and other, net	(23,224)	(24,436)	(19,950)	(20,856)	(13,461)
Foreign currency exchange gains (losses)	963	2,372	4,136	125	(315)
Gain on extinguishment of liabilities	-	-	681	-	-
Reorganization items	-	(12,498)	(5,984)	-	-
Loss on sale of marketable securities	(11)	-	-	(332)	-
Income (loss) from continuing operations before
income taxes and cumulative effect
of changes in accounting principles	(6,562)	(95,580)	(36,878)	(156,873)	16,328
Provision (benefit) for income taxes	(4,776)	(3,338)	2,199	(18,304)	6,748
Income (loss) from continuing operations before
cumulative effect of changes in
accounting principles	(1,786)	(92,242)	(39,077)	(138,569)	9,580
Income (loss) from discontinued operations,
net of tax	47	144	1,139	(62,709)	(24,573)
Cumulative effect of changes in accounting
principles , net of tax	-	-	-	(11,162)	-
Net loss (1) (2)	$(1,739)	$(92,098)	$(37,938)	$(212,440)	$(14,993)
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

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(.01)	$(1.20)	$(1.54)	$(5.48)	$.38
Income (loss) from discontinued operations	-	-	.04	(2.48)	(.98)
Cumulative effect of accounting changes	-	-	-	(.44)	-
Net loss	$(.01)	$(1.20)	$(1.50)	$(8.40)	$(.60)
Diluted:
Income (loss) from continuing operations	$(.01)	$(1.20)	$(1.54)	$(5.48)	$.37
Income (loss) from discontinued operations	-	-	.04	(2.48)	(.95)
Cumulative effect of accounting changes	-	-	-	(.44)	-
Net loss	$(.01)	$(1.20)	$(1.50)	$(8.40)	$(.58)
Weighted average shares:
Basic	152,592	76,991	25,376	25,300	24,986
Diluted	152,592	76,991	25,376	25,300	25,692

In the second quarter of 2002, we changed our accounting policy for amortizing our created seismic data library from the income forecast method to the greater of the income forecast method or the straight-line method over the data's useful life and reported the adoption of the new method as a cumulative effect of a change in accounting principle retroactive to January 1, 2002.  Pro forma net income for the year ended December 31, 2001 assuming the new seismic data amortization policy had been applied retroactively in such year, was as follows:

Year Ended December 31,
2001
Pro Forma Statement of Operations Data:
Income from continuing operations	$5,178
Income from continuing operations per share:
Basic	$.21
Diluted	.20

Net loss	$(19,395)
Net loss per share:
Basic	$(.78)
Diluted	(.75)

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$78,097	$43,285	$44,362	$21,517	$25,223
Seismic data library, net	111,946	151,230	247,541	284,396	455,845
Total assets	246,671	263,482	367,089	398,136	661,469
Total debt	188,600	194,717	267,434	272,061	268,350
Stockholders' equity (deficit)	(11,161)	(15,829)	3,722	37,036	243,587
Stockholders' equity (deficit) per
common share outstanding	$(.07)	$(.10)	$.15	$1.46	$9.71
Common shares outstanding	153,604	151,414	25,376	25,376	25,075

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-K.

Overview

General

We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is one of the largest, if not the largest, available for licensing in the United States and Canada. We also have ownership in a library of offshore data covering parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data acquisition substantially underwritten or paid for by clients.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

Our primary areas of focus are onshore U.S. and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.  These markets continue to experience major changes.  Having spent several years increasing their focus on exploration opportunities outside the U.S., several major international oil companies are becoming more active in the domestic market than in the past few years.  Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity.  Production decline rates are accelerating worldwide and are the most pronounced in mature fields of North America, while commodity prices for oil and natural gas are at high levels.  We expect the demand for natural gas to continue to increase, which will require bringing new production on-line over the next two to three years in the U.S. and Canada.

Since 2002, we have focused on our core business activities, improved our capital spending discipline and reduced operating costs.  We believe our operating cost structure is aligned with our current level of business.  Since emerging from bankruptcy in 2004, the principal amount of our indebtedness has been reduced to $185.6 million at December 31, 2005 and our cash balance has grown to $78.1 million at December 31, 2005.

Over the last two years, we have achieved an average return on investment in excess of 40% on new data acquired.  We determine return on investment by dividing the amount of non-exclusive data license revenue earned on data added to our library by the amount of the gross investment in the data, net of cash underwriting.  This percentage is useful because it reflects our ability to recover the capital investment on data added to our library, but should not be considered as an alternative to net income, as an indicator of our operating performance or as a measure of liquidity, including as an alternative to cash flows from operating activities.  We believe that we will be able to sustain the improvement of our return on investment over the next year provided the overall demand for seismic data remains strong with the higher commodity prices.  Our clients continue to seek our services to create data in the U.S. and in Canada.  Our current commitment for underwriting on new data creation projects is $39.3 million, more than double from a year ago.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data.  Demand for our products and services is cyclical due to the nature of the energy industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, their willingness to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.

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

Government Regulation.  Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental and health and safety laws. We invest financial and managerial resources to comply with these laws and related permit requirements. Modification of existing laws or regulations and the adoption of new laws or regulations limiting or increasing exploration or production activities by oil and gas companies may have a material effect on our business operations.

Non-GAAP Key Performance Measures

Management considers a variety of performance measures in evaluating and managing our financial condition and operating performance at various times and from time to time. Certain of these performance measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with United State s generally accepted accounting principles, or GAAP. These non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. These non-GAAP measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP.

The following are the key performance measures considered by management.

Cash Resales

Cash resales result from invoicing customers for purchases of licenses to data from our library.  We believe this measure is important in gauging new business activity.  We expect cash resales to generally follow a consistent trend over several quarters, while considering our normal seasonality. Volatility in this trend over several consecutive quarters could indicate changing market conditions.  The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,
	2005	2004	2003
Cash resales	$97,488	$80,340	$79,776
Other revenue components:
Acquisition revenue	23,809	37,245	36,201
Non-monetary exchanges	9,383	12,304	10,630
Revenue deferred	(46,889)	(44,182)	(51,421)
Recognition of revenue previously deferred	60,164	47,131	51,603
Solutions and other	5,223	4,837	4,676
Total revenue, as reported	$149,178	$137,675	$131,465

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

	Year Ended December 31,
	2005	2004	2003
Cash margin	$72,268	$54,707	$49,823
Add (subtract) other revenue components not
included in cash margin:
Acquisition revenue	23,809	37,245	36,201
Non-monetary exchanges	9,383	12,304	10,630
Revenue deferred	(46,889)	(44,182)	(51,421)
Recognition of revenue previously deferred	60,164	47,131	51,603
Less:
Depreciation and amortization	(98,373)	(168,201)	(82,638)
Impairment of seismic data	-	-	(29,959)
Non-cash operating expenses	(4,652)	(22)	-
Operating income (loss), as reported	$15,710	$(61,018)	$(15,761)

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2005, 2004 and 2003, we completed the addition of approximately 2,100 square miles, 2,300 square miles and 1,800 square miles, respectively, of seismic data to our library.  As of March 10, 2006, we had approximately 660 square miles of seismic data in progress.

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

Revenue from Non-Monetary Exchanges.  In certain cases, we will take ownership of a customer's seismic data or revenue interest (collectively referred to as "data") in exchange for a non-exclusive license to selected seismic data from our library.  Occasionally, in connection with specific data acquisition contracts we receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition.  These exchanges are referred to as non-monetary exchanges.  A non-monetary exchange always complies with the following criteria:

  the data license delivered is always distinct from the data received;
  the customer forfeits ownership of its data; and
  we retain ownership in our data.

This exchange is not a "like kind" exchange because we receive ownership of distinct data to be added to our library, and this data may be relicensed by us on a continuing basis, in exchange for a data license. Once data selection or creation is completed, the exchange represents the culmination of the earnings process with the customer and is not merely an exchange between two seismic companies.

In non-monetary exchange transactions, we record a data library asset for the data received at the time the contract is entered into and recognize revenue on the transaction in equal value in accordance with our policy on revenue from data licenses, that is, when the seismic data is selected by the customer, or revenue from data acquisition, as applicable.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Fair value of the data exchanged is determined using a multi-step process as follows:

  First, we consider the value of the data received from the customer. In determining the value of the data received, we consider the age, quality, current demand and future marketability of the data and, in the case of 3D seismic data, the cost that would be required to create the data.  In addition, we apply a limitation on the value assigned per square mile on the data received.
  Second, we determine the value of the license granted to the customer.  The range of our cash transactions for licenses of similar data during the prior six months are evaluated. In evaluating the range of cash transactions, we do not consider transactions that are disproportionately high or low.
  Third, we obtain concurrence from an independent third party on the portfolio of all non-monetary exchanges of $500,000 or more in order to support our valuation of the data received.  We obtain this concurrence on an annual basis, usually in connection with the preparation of our annual financial statements.

Revenue from Seitel Solutions.  Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.

Seismic Data Library

Costs associated with creating, acquiring or purchasing seismic data are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

Costs of Seismic Data Library

For purchased seismic data, we capitalize the purchase price of the acquired data.

For data received through a non-monetary exchange, we capitalize an amount equal to the fair value of the data we receive or the fair value of the license granted to the customer, whichever is more readily determinable.

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

We apply the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component.  We make this forecast annually and review it quarterly.  If, during any such review, we determine that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, we revise the amortization rate attributable to future revenue from each survey in such component.  Effective July 1, 2004, the lowest amortization rate we apply using the income forecast method is 70%.  In addition, in connection with the forecast reviews and updates, we evaluate the recoverability of our seismic data library, and if required under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," record an impairment charge with respect to such data.  See discussion on "Seismic Data Library Impairment" below.

The amount of amortization recorded depends on the specific seismic surveys licensed and selected by our customers.  As of January 1, 2006, the amortization rate utilized under the income forecast method for all components is 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

Revision of Useful Life

We reevaluated the estimate of the useful life of our seismic data library and, effective July 1, 2004, revised the estimated useful life of all of our seismic data library to four years from five years for offshore data and from seven years for onshore data.  In making this decision, we considered a number of factors, including, among others, the useful lives used by others in the industry, additional amortization charges recorded, previous impairment charges recorded and seismic industry conditions.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers generally, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.  For existing surveys less than four years of age at July 1, 2004, the revision in useful life is being recognized prospectively over the remaining useful life of each seismic survey.

Seismic Data Library Impairment

We evaluate our seismic data library by grouping individual surveys into components based on our operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments:  (I) Gulf of Mexico offshore comprised of the following components:  (a) multi-component data, (b) ocean bottom cable data, (c) shelf data, (d) deep water data, and (e) value-added products; (II)  North America onshore comprised of the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America.  We believe that these library components constitute the lowest levels of independently identifiable cash flows.

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

The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to our accounting for our seismic data library. Accounting for our seismic data library requires us to make significant subjective estimates and assumptions relative to future sales and cash flows from such library. These cash flows impact amortization rates, as well as potential impairment charges.  Any changes in these estimates or underlying assumptions will impact our income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses. In addition, based on future events, we may make changes in the estimated useful life of our seismic data library.  Revisions to estimated useful life may cause our prospective amortization expense to decrease or increase materially and may also result in significant impairment losses being recognized.

Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would not have an impact on our income forecast amortization rate as of January 1, 2006.  The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 73% as of January 1, 2006.

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

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management's estimates and assumptions change in the future, the effect on our reported results could be significant to any particular reporting period.

Results of Operations

The following table summarizes the components of our revenue for the three years ended December 31, 2005 (in thousands):

	2005	2004	2003

Acquisition revenue:
Cash underwriting	$21,385	$35,337	$35,577
Underwriting from non-monetary
exchanges	2,424	1,908	624
Total acquisition revenue	23,809	37,245	36,201
Licensing revenue:
New resales for cash	97,488	80,340	79,776
Non-monetary exchanges	9,383	12,304	10,630
Revenue deferred	(46,889)	(44,182)	(51,421)
Recognition of revenue previously deferred	60,164	47,131	51,603
Total resale revenue	120,146	95,593	90,588
Solutions and other	5,223	4,837	4,676
Total revenue	$149,178	$137,675	$131,465

Revenue increased by $11.5 million or 8.4% between 2004 and 2005.  The increase is due to the strong level of licensing data from our existing library.  Total resale revenue increased from $95.6 million in 2004 to $120.1 million in 2005, a 25.7% increase, reflecting the increase in current demand for seismic data from our library.  Cash resales increased 21.3% from the prior year while revenue recognized that had been previously deferred exceeded deferral of revenue by $13.3 million.  Partially offsetting the increase in resale revenue was a $13.4 million decrease or 39.4% in new data acquisition revenue.  In 2005, we planned a reduction in new data acquisitions to allow for cash purchases of existing data.  In addition, we experienced a delay in one of our new seismic programs resulting in acquisition revenue being delayed into 2006.

Revenue increased $6.2 million or 4.7% from 2003 to 2004.  This increase is primarily due to higher data resale activity, which was up 5.5% to $95.6 million.  This increase is the result of an increase in the non-cash components of revenue, including fewer deferrals of new data license agreements during 2004, partially offset by lower selections of data from contracts whose revenue was initially deferred.  Data acquisition revenue was up 2.9%.  Although our capability and availability of new projects were not constrained in 2004, we executed a disciplined approach to new data acquisitions, selecting those projects we believed would result in repeated licensing over an extended period.

At December 31, 2005, we had a deferred revenue balance of $43.3 million compared to the December 31, 2004 balance of $53.5 million.  The December 31, 2005 balance consists of $11.5 million deferred revenue on contracts entered into prior to 2005 and $31.8 million on contracts entered into during 2005. The deferred revenue will be recognized when selection of specific data is made by the customer or upon expiration of the data selection period specified in the data licensing contracts. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period, although some revenue may be recognized earlier if selection occurs earlier (in thousands):

2006.......................................	$35,218
2007.......................................	6,785
2008.......................................	601
2009.......................................	200

The remaining approximately $446,000 does not have contractual expiration dates and is expected to be spread throughout the above periods depending upon the customers' needs.

Seismic data library amortization amounted to $95.3 million, $163.0 million and $76.6 million for 2005, 2004 and 2003, respectively.  Amortization for 2004 included $59.1 million of amortization resulting from the revision in the estimated useful life of the data used in the straight-line calculation effective July 1, 2004.  Certain seismic surveys within our data library were older than the revised estimate of useful life, resulting in this charge.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of seismic licensing revenue is summarized as follows (in thousands):

Components of Amortization	Year Ended December 31,			Percentage of Revenue
	2005	2004	2003	2005	2004	2003
Income forecast	$51,835	$59,935	$56,764	36%	45%	45%
Straight-line	43,431	43,973	19,830	30%	33%	15%
Revision of useful life	-	59,060	-	-	45%	-
Total	$95,266	$162,968	$76,594	66%	123%	60%

The decrease in the percentage of income forecast amortization to revenue from 2004 to 2005 is primarily due to the mix of data being licensed, including the effects of the level of revenue recognized on data whose costs have been fully amortized.  In 2005, 56% of resale revenue recognized was from data whose costs were fully amortized.  The increase in the amount of straight-line amortization from 2003 to 2004 is principally due to the reduction in the useful life to four years from seven years for onshore data and from five years for offshore data, effective July 1, 2004, resulting in higher amortization in 2004.

As of January 1, 2006, the amortization rate utilized under the income forecast method for all components is 70%. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

In 2003, we recorded $30.0 million in non-cash impairment charges. These charges related to several different components of our seismic data library. Based on industry conditions and the recent level of cash sales for certain of our library components, we revised our estimate of future cash flows for such components. As a result, we determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such components, and accordingly, recorded impairments based on the fair value of such library components by discounting their estimated future cash flows using a risk adjusted rate of return. Declining industry conditions or decreases in cash resales could result in additional impairment charges in future periods.

Selling, general and administrative ("SG&A") expenses were $34.9 million in 2005, $30.2 million in 2004 and $33.8 million in 2003.  SG&A expenses included non-cash expenses related to restricted stock of $4.7 million in 2005, $22,000 in 2004 and none in 2003.  The increase in SG&A expenses from 2004 to 2005 is primarily due to performance based compensation expense associated with the incentive compensation plan implemented in 2005, a portion of which is non-cash, as well as expenses associated with restricted stock awards.  Additionally, in 2005, our expense related to doubtful accounts increased by $481,000 primarily due to a reserve for a specific customer receivable.  These increases were partially offset by a decrease in commission expense due to elimination of commission on revenue for certain senior executives in 2005.  SG&A expenses in 2004 and 2003 included a number of special items related to our reorganization and certain litigation that are not necessarily indicative of our core operations or our prospects and impact comparability between years.  These special items totaled $1.5 million in 2004 and $5.5 million in 2003 and consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003

Legal fees and other costs associated with litigation	$174	$1,375
Legal fees and other costs associated with restructuring
efforts incurred prior to chapter 11 filing	-	4,206
Litigation accruals	455	2,056
Acceleration of costs associated with the lease of a jet aircraft	-	678
Reduction of litigation accrual due to settlement	-	(2,798)
Severance costs related to former executive officers	877	-

Interest expense was $24.8 million in 2005, $25.4 million in 2004 and $20.5 million in 2003. The decrease in interest expense from 2004 to 2005 was primarily due to the 2004 expense including overlapping interest on our old and new senior notes as the payoff on our old senior notes did not occur until August 12, 2004, as well as the pay down of $4 million of new senior notes in May 2005.  The increase in interest expense from 2003 to 2004 was primarily due to the overlapping interest on our old and new senior notes, as well as the higher interest rate on our new senior notes which were issued on July 2, 2004.

Interest and other income was $1.6 million, $0.9 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase between years was primarily a result of our growing cash balance, as well as improvements in interest rates.

During the three years ended December 31, 2005, we reported foreign currency transaction gains on U.S. denominated transactions of our Canadian subsidiaries totaling $1.0 million, $2.4 million and $4.1 million, respectively.

During 2003, we negotiated the settlement of certain liabilities for less than the amounts previously recorded in the financial statements, resulting in a gain of $681,000.

During 2004 and 2003, we incurred expenses associated with reorganization totaling $12.5 million and $6.0 million, respectively. Reorganization items are expense or income items that were incurred or realized by Debtors because they were in reorganization. These items included professional fees and similar types of expenses incurred directly related to the chapter 11 cases, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by Debtors because they were not paying their pre-petition liabilities. For the years ended December 31, 2004 and 2003, reorganization items were as follows (in thousands):

	Year Ended
	December 31,
	2004	2003
Professional Fees	$9,290	$5,074
Interest Income	(98)	(32)
Accelerated amortization of deferred debt issue costs	1,007	-
Provision for rejected executory contract	-	250
Reduction of pre-petition liabilities	(526)	-
Letter of credit fee - Mellon HBV	2,500	-
Other	325	692
Total	$12,498	$5,984

Tax expense (benefit) was $(4.8) million, $(3.3) million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.  During 2005, we determined that it was more likely than not that the deferred tax asset related to the Canadian operations would be realized.  Therefore, in 2005, $3.6 million of the valuation allowance previously provided against this deferred tax asset was reversed resulting in a tax benefit for the year.  In the U.S., we continued to provide a full valuation allowance on the benefit resulting from our book losses during 2005 since such benefit was not assured of realization.

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

In 2003, we recorded income tax expense totaling $2.2 million, of which $0.7 million related to U.S. income tax expense and $1.5 million related to Canadian tax expense. As a result of our recording a loss for 2003, along with the chapter 11 filing and the fact that there existed substantial doubt about our ability to continue to recover assets and satisfy liabilities in the normal course of business, our income tax benefit was limited to the amount of tax that could be carried back to prior years. The remaining U.S. tax benefit was offset by a valuation allowance since such benefit was not assured of realization. The Canadian tax expense related to earnings on certain Canadian subsidiaries.

Our effective income tax rate from continuing operations was 72.8% (benefit), 3.5% (benefit) and 6.0% for 2005, 2004 and 2003, respectively. Our effective tax rate for these years differed from the amounts that result from applying the U.S. Federal income tax rate of 35% due principally to the effect of foreign taxes, non-deductible expenses and changes in valuation allowances.

Discontinued Operations

In June 2002, our Board of Directors unanimously adopted a plan to dispose of our oil and gas operations by sale. Accordingly, our consolidated financial statements report the oil and gas operations as discontinued operations.  In 2002, we sold substantially all of our oil and gas assets. During 2003, we revised our estimate of the fair value of our remaining oil and gas properties and increased our estimate of fair value by $1.0 million. In January 2004, we sold a portion of our remaining oil and gas assets for approximately $1.3 million. Our remaining oil and gas assets are not material.

Revenue from the discontinued operations was $162,000, $217,000 and $328,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Pre-tax income from discontinued operations was $47,000, $144,000 and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in pre-tax income from discontinued operations between 2004 and 2003 was primarily due to the increased fair value recorded in 2003, whereas none was recorded in 2004.

Liquidity and Capital Resources

Sources and Uses of Liquidity

During 2005, our primary sources of liquidity were cash from operations and cash and cash equivalents on hand.  As of March 13, 2006, we had approximately $78.3 million in consolidated cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

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

Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  The facility expires on July 2, 2007.  At March 13, 2006, there was no outstanding balance under the facility and there was $30 million of availability.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.  We were in compliance with all such covenants and ratios as of December 31, 2005.

Canadian Credit Facility.  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has in place a revolving credit facility which allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $37.1 million (Canadian) at December 31, 2005) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of March 13, 2006, no amounts were outstanding on this revolving line of credit and $5 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $92.0 million, $58.3 million and $80.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Operating cash flows increased between 2004 and 2005 principally due to increased collections from our cash license resales and a decrease in the amount and payment of costs associated with our reorganization.  These increases were partially offset by a decrease in the amount of tax refunds reflected in each year's cash flows; 2004 included receipt of a tax refund of $11.3 million whereas 2005 included a receipt of $1.1 million.  Operating cash flows decreased between 2003 and 2004 primarily as a result of (1) an increase in interest expense paid in the 2004 period of $15.6 million due to the payment of interest on our old senior notes and other pre-petition liabilities, (2) payment of pre-petition liabilities (excluding principal on debt and interest) of $5.9 million, and (3) an increase in the amount and payment of costs associated with our reorganization of $11.0 million.  Additionally, the 2003 period included receipt of a tax refund totaling $17.4 million whereas 2004 included a receipt of $11.3 million.

Investing Activities.  Cash flows used in investing activities from continuing operations were $49.6 million, $49.8 million and $48.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Cash expenditures for seismic data were $48.7 million, $48.7 million and $52.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Financing Activities.  Cash flows used in financing activities were $6.9 million, $9.1 million and $5.6 million for the years ended December  31, 2005, 2004 and 2003, respectively.  In 2005, we made payments on our senior notes, term loans and capital leases totaling $6.4 million.  During 2004, we completed our Plan of Reorganization resulting in the issuance of common stock for $75 million, the issuance of our 11.75% senior notes with net proceeds of $182.9 million, the payment in full of old senior notes of $255 million, the payment in full of a term loan for $5.4 million and the payment of professional fees and costs related to such equity and debt transactions of $5.5 million.  During the year ended December 31, 2003, payments on term loans and capital leases equaled $5.8 million and were offset by payments received on notes receivable from officers and employees of approximately $1.1 million.

As of December 31, 2005, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
					2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter
Debt obligations (1)(2)	$322,781	$22,282	$66,838	$233,559	$102
Capital lease obligations (2)	5,671	288	945	636	3,802
Operating lease obligations	7,066	1,060	3,183	1,988	835
Total contractual cash obligations	$335,518	$23,630	$70,966	$236,183	$4,739

(1)        Debt obligations include the face amount of our 11.75% senior notes totaling $189 million.

(2)        Amounts include interest related to debt and capital lease obligations.

On July 2, 2004, we consummated an institutional private placement of 11.75% senior unsecured notes totaling $193 million aggregate principal amount due on July 15, 2011.  These notes were offered at a discount of 2.325% from their principal amount at maturity resulting in cash proceeds, before offering expenses, of approximately $188.5 million, which proceeds were used to partially fund payments of allowed creditors' claims required under the Plan.  As of March 13, 2006, $189 million aggregate principal amount is outstanding.  Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. As required by their terms, our 11.75% senior notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. The 11.75% senior notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries on a senior basis.  The 11.75% senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisitions and sales of assets.

From time to time on or before July 15, 2007, we may redeem up to 35% of the aggregate principal amount of our 11.75% senior notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year we have excess cash flow (as defined in the indenture) in excess of $5.0 million, we will be required to use 50% of the excess cash flow to fund an offer to repurchase our 11.75% senior notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If we have less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer will be required only if there is no event of default under our revolving credit facilities prior to and after giving effect to the repurchase payment.  The $4 million paydown of the notes in 2005 was in connection with the 2004 excess cash flow offer.  We will offer to repurchase up to $8.5 million of the notes under the 2005 excess cash flow requirement.  Upon a change of control (as defined in the indenture), each holder of our 11.75% senior notes will have the right to require us to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Anticipated Liquidity.  Our ability to make required payments of principal and interest on borrowings under our revolving credit facilities and in respect of our 11.75% senior notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our 11.75% senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see " - Overview" and "Business - Risk Factors" above.

Deferred Taxes

As of December 31, 2005, we had a net deferred tax asset of $5.9 million attributable to our Canadian operations, which was partially offset by a valuation allowance of $49,000.  During 2005, we determined that it was more likely than not that the deferred tax asset related to our Canadian operations would be realized; thus, the valuation allowance previously provided against this deferred tax asset was reversed resulting in the net deferral tax asset.  In the U.S., we had a net deferred tax asset of $92.3 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of December 31, 2005, the recovery of the U.S. deferred tax asset is not assured of realization.

Section 382 of the Internal Revenue Code places a limit on certain tax attributes which were in existence prior to a greater than 50% change in ownership.  The rules use a rolling three-year period for determination of such change.  Currently, we do not anticipate that any remaining U.S. tax credit carryforwards or certain other of our tax attributes applicable to periods prior to the effective date of the Plan (collectively, "pre-change losses") will be subject to limitation under Section 382 of the Internal Revenue Code as a result of the Plan.  However, we will continue to analyze and monitor ownership changes to identify potential limitations pursuant to Section 382.

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

Capital Expenditures

During 2005, capital expenditures for seismic data and other property and equipment amounted to $55.2 million.  Our capital expenditures for 2006 are presently estimated to be $93.0 million.  The 2005 actual and 2006 estimated capital expenditures are comprised of the following (in thousands):

	Actual for	Estimate For
	Year Ended	Year Ending
	December 31,	December 31,
	2005	2006
New data acquisition	$32,974	$65,300
Cash purchases of seismic data and other	10,220	6,700
Non-monetary exchanges	11,058	18,700
Other property and equipment	985	2,300
Total Capital Expenditures	55,237	93,000
Less:
Non-monetary exchanges	(11,058)	(18,700)
Changes in working capital	5,538	-
Cash investment per statement of cash flows	$49,717	$74,300

The capital expenditures discussed above are within the capital expenditure limitations imposed by our 11.75% senior notes.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Actual for	Estimate For
	Year Ended	Year Ending
	December 31,	December 31,
	2005	2006
Total Capital Expenditures	$55,237	$93,000
Less:
Non-cash additions	(11,058)	(18,700)
Cash underwriting	(21,385)	(40,100)
Capital expenditures funded from operating cash flow	$22,794	$34,200

As of March 13, 2006, we had capital expenditure commitments related to data acquisition projects of approximately $54 million of which we have obtained approximately $37 million of cash underwriting and $2 million of underwriting from non-monetary exchanges.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board ("APB") Opinion No. 25.  SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005.  Seitel adopted SFAS No. 123(R) effective January 1, 2006.  We did not have any financial impact upon adoption of this standard.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2005 and 2004, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2005:

						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Debt:
Fixed Rate	$38	$40	$44	$48	$54	$189,154	$189,378	$212,058
Average Interest
Rate	11.75%	11.75%	11.75%	11.75%	11.75%	11.75%	11.75%

The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2004:

						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Debt:
Fixed Rate	$319	$38	$40	$44	$48	$193,208	$193,697	$206,302
Average Interest
Rate	11.75%	11.75%	11.75%	11.75%	11.75%	11.75%	11.74%

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2005 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria. Our assessment also appears on page F-1.  Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report begins on page F-4.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2006 to be filed within 120 days after December 31, 2005, under the captions entitled "Nominees for Election," "Continuing Directors," "Executive Officers" and "Board and Committee Activity, Structure and Compensation."

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2006 to be filed within 120 days after December 31, 2005, under the captions "Compensation of Executive Officers," "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2006 to be filed within 120 days after December 31, 2005, under the caption "Security Ownership of Management and Certain Beneficial Owners."

Item 13.    Certain Relationships and Related Transactions

The information required by this Item with respect to certain relationships and related transactions is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2006 to be filed within 120 days after December 31, 2005, under the caption "Certain Relationships and Related Transactions."

Item 14.    Principal Accountant Fees and Services

Information regarding auditor fees, audit-related fees, tax fees and all other fees and services billed by the principal accountant is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2006 to be filed within 120 days after December 31, 2005, under the caption "Principal Accountant Fees and Services".

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report		Page

	(1)	Financial Statements:

		Management's Report on Internal Control Over Financial Reporting	F-1
		Reports of Independent Registered Public Accounting Firms	F-2
		Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5
Consolidated Statements of Operations for the years ended
		December 31, 2005, 2004, and 2003	F-7
Consolidated Statements of Stockholders' Equity for the years ended
		December 31, 2005, 2004 and 2003	F-8
Consolidated Statements of Cash Flows for the years ended
		December 31, 2005, 2004 and 2003	F-9
		Notes to Consolidated Financial Statements	F-10

	(2)	Schedule II - Valuation and Qualifying Accounts	84

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

3.3        Amended and Restated Bylaws of Seitel, Inc., adopted October 19, 2005 (incorporated by reference from Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005).

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

10.2†*   Form of Restricted Stock Award Agreement for grants made to executives with employment agreements under the Seitel, Inc. 2004 Stock Option Plan.

10.3†    Form of Restricted Stock Award Agreement for U.S. employee grants made under the Seitel, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

10.4†    Form of Restricted Stock Award Agreement for Canadian employee grants made under the Seitel, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005).

10.5†    Form of Non-Employee Director Restricted Stock Agreement for grants made under the Seitel, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 4.3 to the Company's registration statement on Form S-8, as filed with the SEC on February 14, 2005, File No. 333-122782).

10.6†    First Amended and Restated Restricted Stock Agreement for Robert D. Monson dated March 22, 2005 (incorporated by reference from Exhibit 10.4 to the annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

10.7†*   Amendment to Restated Restricted Stock Agreement for Robert D. Monson dated March 22, 2005, effective as of March 14, 2006.

10.8†    Restricted Stock Agreement for Kevin P. Callaghan dated March 24, 2005 (incorporated by reference from Exhibit 10.5 to the annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

10.9†*   Amendment to Restricted Stock Agreement for Kevin P. Callaghan dated March 24, 2005, effective as of March 14, 2006.

10.10†  Restricted Stock Agreement for William Restrepo dated July 25, 2005 (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 10, 2005).

10.11†  Stock Option Agreement for Fred S. Zeidman dated July 2, 2004 (incorporated by reference from Exhibit 4.5 to the Company's registration statement on Form S-8, No. 333-122782, as filed with the SEC on February 14, 2005).

10.12†  Form of Non-Employee Director Restricted Stock Agreement for grants dated July 21, 2004 (incorporated by reference from Exhibit 4.6 to the Company's registration statement on Form S-8, No. 333-122782, as filed with the SEC on February 14, 2005).

10.13    Standby Funding Commitment Letter, dated as of January 5, 2004, by and between the Company and Mellon HBV Alternative Strategies LLC (incorporated herein by reference from Exhibit 99.1 to the current report filed on Form 8-K, as filed with the SEC on January 12, 2004).

10.14    Loan and Security Agreement, dated as of April 16, 2004, by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference form Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on April 23, 2004).

10.15    Amendment No. 1 to the Loan and Security Agreement, dated as of June 23, 2004, by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference from Exhibit 10.10 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

10.16    Amendment No. 2 to the Loan and Security Agreement, dated as of June 29, 2004, by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference from Exhibit 10.11 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

10.17    Amendment No. 3 to Loan and Security Agreement dated as of December 31, 2004 by and between Wells Fargo Foothill, Inc. and the Company (incorporated by reference from Exhibit 10.1 to the current report filed on Form 8-K, as filed with the SEC on January 4, 2005).

10.18†   Amended and Restated Employment Agreement, dated October 19, 2005, by and between Robert D. Monson and the Company (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005).

10.19†   Amended and Restated Employment Agreement, dated October 19, 2005, by and between Kevin P. Callaghan and the Company (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005).

10.20†  Amended and Restated Employment Agreement, dated October 19, 2005, by and between William Restrepo and the Company (incorporated by reference from Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005).

10.21†  Employment Agreement, dated February 17, 2004, by and between Randall D. Stilley and the Company (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on March 10, 2004).

10.22†  Retention and Change of Control Agreement, dated January 1, 2004, by and between Larry Lenig and the Company (incorporated by reference from Exhibit 10.16 to the annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

10.23    Revolving Credit Agreement, dated as of January 12, 2004, by and between Olympic Seismic Ltd. and Royal Bank of Canada (incorporated by reference from the Exhibit 10.8 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on March 10, 2004).

10.24†  Promissory Note, dated as May 13, 2003, issued by the Company to Herbert Pearlman in the amount of $735,000 (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on March 10, 2004).

10.25†  Severance Agreement and Release, dated effective August 31, 2004, by and among the Company and Leonard M. Goldstein (incorporated by reference from the report filed on Form 8-K, as filed with the SEC on August 31, 2004).

10.26†* Summary of 2006 Non-Employee Director and Executive Officer Compensation and Incentive Arrangements.

10.27    Form of Voting Guarantor Agreement entered into between Seitel, Inc. and each of Mellon HBV Master Rediscovered Opportunities Fund LP, Mellon HBV Master Multi-Strategy Fund LP, Mellon HBV Master Leveraged Multi-Strategy Fund LP, Mellon HBV Master U.S. Event Driven Fund LP, Mellon HBV Capital Partners LP, AXIS-RDO Limited, Distressed Recovery Master Fund Ltd., Lyxor/Mellon HBV Rediscovered Opportunities Fund Ltd. and HFR DS Performance Master Trust, dated as of August 12, 2004 and August 17, 2004 (incorporated by reference from Exhibit 10.9 to Post Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

14.1      Amended and Restated Code of Ethics and Business Conduct of the Company, adopted December 15, 2004 (incorporated by reference from Exhibit 14.1 to the annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 29, 2005).

21.1*     List of Subsidiaries.

23.1*     Consent of BKD, LLP.

23.2*     Consent of Ernst & Young LLP.

31.1*     Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).

31.2*     Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).

32.1**   Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

32.2**   Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

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

		SEITEL, INC.

		By:	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

		Date:		March	15,	2006

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

Signature		Title				Date

/s/	Fred S. Zeidman	Chairman of the Board of Directors				March	15,	2006
	Fred S. Zeidman

/s/	Robert D. Monson	Chief Executive Officer, President and Director				March	15,	2006
	Robert D. Monson	(Principal Executive Officer)

/s/	William J. Restrepo	Chief Financial Officer				March	15,	2006
	William J. Restrepo	(Principal Financial Officer)

/s/	C. Robert Black	Director				March	15,	2006
	C. Robert Black

/s/	Kevin S. Flannery	Director				March	15,	2006
	Kevin S. Flannery

/s/	Jay H. Golding	Director				March	15,	2006
	Jay H. Golding

		Director
	Peter H. Kamin

/s/	Ned S. Holmes	Director				March	15,	2006
	Ned S. Holmes

/s/	Charles H. Mouquin	Director				March	15,	2006
	Charles H. Mouquin

		Director
	Gregory P. Spivy

/s/	Marcia H. Kendrick	Chief Accounting Officer				March	15,	2006
	Marcia H. Kendrick	(Principal Accounting Officer)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The accompanying consolidated financial statements of Seitel, Inc. and its subsidiaries (Seitel) were prepared by management, which is responsible for their integrity, objectivity and fair presentation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and, accordingly, include some amounts that are based on the best estimates and judgments of management.

Seitel's management is also responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control of Seitel is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. This system consists of 1) entity level controls, including written policies and guidelines relating to the ethical conduct of business affairs, 2) general computer controls and 3) process controls over initiating, authorizing, recording, processing and reporting transactions. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

The adequacy of financial controls of Seitel and the accounting principles employed in financial reporting by Seitel are under the general oversight of the Audit Committee of the Board of Directors. No member of this committee is an officer or employee of Seitel. Seitel's independent registered public accounting firm has full, free, separate and direct access to the Audit Committee and meets with the committee from time to time to discuss accounting, auditing and financial reporting matters.

Seitel's management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2005, Seitel's internal control over financial reporting is effective based on those criteria.

BKD LLP, Seitel's independent registered public accounting firm, was engaged to audit the consolidated financial statements and management's assessment of the effectiveness of Seitel's internal control over financial reporting, and to issue a report thereon. In the conduct of the audit, BKD LLP was given unrestricted access to all financial records and related data including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations made to BKD LLP during the audit were valid and appropriate. Their audit was made in accordance with standards of the Public Company Accounting Oversight Board (United States) and included a review of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements, management's assessment of Seitel's internal control over financial reporting and the effectiveness of Seitel's internal control over financial reporting. Their report begins on page F-4.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and
President

/s/ William J. Restrepo
William J. Restrepo
Executive Vice President and
Chief Financial Officer

Houston, Texas
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Seitel, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Seitel, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Seitel, Inc. for the year ended December 31, 2003 were audited by other accountants whose unqualified report dated March 26, 2004, on those statements included emphasis paragraphs that described conditions that raised substantial doubt about the Company's ability to continue as a going concern as discussed in Note B.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Seitel, Inc.'s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2006 expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP

Houston, Texas

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seitel, Inc.:

We have audited the accompanying consolidated balance sheet of Seitel, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seitel, Inc. and subsidiaries at December 31, 2003 and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

except for Note P,

as to which the date

is December 17, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Seitel, Inc.

Houston, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Seitel, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Seitel, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Seitel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Seitel, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ BKD, LLP

Houston, Texas

March 13, 2006

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS

Cash and equivalents	$78,097	$43,285
Restricted cash	85	162
Receivables
Trade, less allowance for doubtful accounts of $900 and $421 at
December 31, 2005 and 2004, respectively	27,385	41,164
Notes and other, less allowance for doubtful accounts of $275 at
December 31, 2005 and 2004	509	2,149

Seismic data library (Note C)	991,311	931,531
Less: Accumulated amortization	(879,365)	(780,301)
Net seismic data library	111,946	151,230

Property and equipment, at cost	37,008	34,661
Less: Accumulated depreciation and amortization	(27,552)	(23,584)
Net property and equipment	9,456	11,077

Oil and gas operations held for sale (Note D)	194	223
Investment in marketable securities	54	33
Prepaid expenses, deferred charges and other	13,071	14,159
Deferred income taxes (Note E)	5,874	-
TOTAL ASSETS	$246,671	$263,482

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$4,682	$9,255
Accrued liabilities	16,473	18,981
Employee compensation payable	4,511	2,236
Income taxes payable	276	-
Oil and gas operations held for sale (Note D)	40	28
Debt (Note F)
Senior Notes	185,272	188,726
Notes payable	378	697
Obligations under capital leases (Note G)	2,950	5,294
Deferred income taxes (Note E)	-	606
Deferred revenue (Note A)	43,250	53,488
TOTAL LIABILITIES	257,832	279,311

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY

Preferred stock, par value $.01 per share; authorized 5,000,000 shares;
none issued	-	-
Common stock, par value $.01 per share; authorized 400,000,000 shares; issued and outstanding 153,604,345 and 151,414,143 at
December 31, 2005 and 2004, respectively	1,536	1,514
Additional paid-in capital	241,289	235,081
Retained deficit	(256,227)	(254,384)
Deferred compensation - restricted stock	(2,944)	(1,125)
Notes receivable from officers and employees for stock purchases	(1)	(21)
Accumulated other comprehensive income	5,186	3,106
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,161)	(15,829)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$246,671	$263,482

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

REVENUE	$149,178	$137,675	$131,465

EXPENSES:
Depreciation and amortization	98,373	168,201	82,638
Cost of sales	185	332	815
Selling, general and administrative	34,910	30,160	33,814
Impairment of seismic data library	-	-	29,959
	133,468	198,693	147,226

INCOME (LOSS) FROM OPERATIONS	15,710	(61,018)	(15,761)
Interest expense	(24,845)	(25,356)	(20,526)
Interest and other income	1,621	920	576
Foreign currency exchange gains	963	2,372	4,136
Gain on extinguishment of liabilities (Note A)	-	-	681
Reorganization items (Note B)	-	(12,498)	(5,984)
Loss on sale of marketable securities	(11)	-	-
Loss from continuing operations before
income taxes	(6,562)	(95,580)	(36,878)
Provision (benefit) for income taxes	(4,776)	(3,338)	2,199
Loss from continuing operations	(1,786)	(92,242)	(39,077)
Discontinued operations:
Income from discontinued operations
before income taxes	47	144	1,139
Income tax expense	-	-	-
Income from discontinued operations	47	144	1,139
NET LOSS	$(1,739)	$(92,098)	$(37,938)

Basis and diluted income (loss) per share:
Loss from continuing operations	$(.01)	$(1.20)	$(1.54)
Income from discontinued operations	-	-	.04
Net loss	$(.01)	$(1.20)	$(1.50)

Weighted average number of common and common
equivalent shares - basic and diluted	152,592	76,991	25,376

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

										Accum-
										ulated
								Deferred	Notes	Other
								Compen-	Receivable	Compre-
	Compre-			Additional	Retained			sation -	from	hensive
	hensive	Common Stock		Paid-In	Earnings	Treasury Stock		Restricted	Officers &	Income
	Loss	Shares	Amount	Capital	(Deficit)	Shares	Amount	Stock	Employees	(Loss)

Balance, December 31, 2002		25,811,601	$258	$166,630	$(121,793)	(435,918)	$(5,373)	$-	$(1,178)	$(1,508)
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	-	1,054	-
Net loss	$(37,938)	-	-	-	(37,938)	-	-	-	-	-
Foreign currency translation
adjustments	3,499	-	-	-	-	-	-	-	-	3,499
Unrealized gain on
marketable securities	71	-	-	-	-	-	-	-	-	71
Comprehensive loss	$(34,368)
Balance, December 31, 2003		25,811,601	258	166,630	(159,731)	(435,918)	(5,373)	-	(124)	2,062
Proceeds from issuance of
common stock, net of
expenses		125,000,000	1,250	53,639	-	-	-	-	-	-
Issuance of restricted stock		1,038,460	10	1,137	-	-	-	(1,147)	-	-
Issuance of common
stock warrant		-	-	16,489	-	-	-	-	-	-
Amortization of deferred
compensation cost		-	-	-	-	-	-	22	-	-
Retirement of treasury shares		(435,918)	(4)	(2,814)	(2,555)	435,918	5,373	-	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	-	103	-
Net loss	$(92,098)	-	-	-	(92,098)	-	-	-	-	-
Foreign currency translation
adjustments	1,106	-	-	-	-	-	-	-	-	1,106
Unrealized loss on marketable
securities	(62)	-	-	-	-	-	-	-	-	(62)
Comprehensive loss	$(91,054)
Balance, December 31, 2004		151,414,143	1,514	235,081	(254,384)	-	-	(1,125)	(21)	3,106
Issuance of restricted stock		2,506,032	25	3,554	-	-	-	(3,579)	-	-
Issuance of common stock
to employees		96,000	1	148	-	-	-	-	-	-
Cancellation of restricted stock		(230,064)	(2)	(302)	-	-	-	304	-	-
Amortization of deferred
compensation cost		-	-	-	-	-	-	1,456	-	-
Accrual for restricted stock
issuance for key executive
awards and performance
equity awards		-	-	2,969	-	-	-	-	-	-
Expense related to stock
options		-	-	79	-	-	-	-	-	-
Retirement of stock to satisfy
employee tax withholding		(181,766)	(2)	(240)	(104)	-	-	-	-	-
Payments received on notes
receivable from officers
and employees		-	-	-	-	-	-	-	20	-
Net loss	$(1,739)	-	-	-	(1,739)	-	-	-	-	-
Foreign currency translation
adjustments	2,048	-	-	-	-	-	-	-	-	2,048
Unrealized gain on
marketable securities	21	-	-	-	-	-	-	-	-	21
Reclassification adjustment for
losses on marketable
securities included in
income	11	-	-	-	-	-	-	-	-	11
Comprehensive income	$341
Balance, December 31, 2005		153,604,345	$1,536	$241,289	$(256,227)	-	$-	$(2,944)	$(1)	$5,186

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net loss	$(1,739)	$(92,098)	$(37,938)
Income from discontinued operations, net of tax	(47)	(144)	(1,139)
Depreciation and amortization	98,373	168,201	82,638
Impairment of seismic data library	-	-	29,959
Allowance for collection of trade receivables	556	75	252
Deferred income tax provision (benefit)	(5,724)	(989)	13,275
Non-cash sales	(15,237)	(18,448)	(16,540)
Non-cash compensation expense	3,118	-	-
Non-cash expense related to stock options	79	-	-
Loss on sale of marketable securities	11	-	-
Amortization of deferred financing costs	1,437	2,038	482
Amortization of debt discount	546	213	-
Amortization of deferred compensation	1,456	22	-
Gain on extinguishment of debt	-	-	(681)
Loss on sale of property and equipment	1	2	12
(Increase) decrease in receivables	14,619	5,962	(1,702)
(Increase) decrease in other assets	1,543	250	(1,129)
Increase (decrease) in deferred revenue	(6,289)	1,437	1,362
Increase (decrease) in accounts payable and other liabilities	(719)	(8,209)	11,463
Net cash provided by operating activities of continuing operations	91,984	58,312	80,314

Cash flows from investing activities:
Cash invested in seismic data	(48,732)	(48,691)	(52,106)
Cash paid to acquire property and equipment	(985)	(1,112)	(844)
Cash received from disposal of property and equipment	13	-	15
Net proceeds from sale of marketable securities	4	-	-
Decrease in restricted cash	77	40	4,267
Net cash used in investing activities of continuing operations	(49,623)	(49,763)	(48,668)

Cash flows from financing activities:
Borrowings on term loans	-	361	-
Principal payments on term loans	(319)	(5,527)	(3,421)
Principal payments on capital lease obligations	(2,128)	(1,475)	(2,372)
Proceeds from issuance of senior notes	-	182,858	-
Principal payments under senior notes	(4,000)	(255,000)	-
Proceeds from issuance of common stock	-	75,000	-
Costs of debt and equity transactions	(185)	(5,548)	(431)
Purchase of common stock subsequently retired	(346)	-	-
Buyout of financial guaranty	-	-	(325)
Loans to employee	-	-	(161)
Payments on notes receivable from officers, employees and director	38	220	1,064
Net cash used in financing activities of continuing operations	(6,940)	(9,111)	(5,646)

Effect of exchange rate changes	(772)	(1,918)	(3,376)
Cash flows from discontinued operations (revised):
Cash provided by operating activities	168	436	307
Cash provided by (used in) investing activities	(5)	967	(86)
Net increase (decrease) in cash and equivalents	34,812	(1,077)	22,845
Cash and equivalents at beginning of period	43,285	44,362	21,517
Cash and equivalents at end of period	$78,097	$43,285	$44,362

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE A-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:    Seitel, Inc. (the "Company") has ownership in an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The main geographic regions of the Company's focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, western Canada, Mississippi, eastern Texas, the Rocky Mountain region and northern Louisiana.   The majority of the Company's seismic data covers onshore regions within North America with the remainder covering offshore United States.  To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit ("Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of Seitel, Inc. and the accounts of its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  In 2005, the Company has separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

Substantial Doubt About the Company's Ability to Continue as a Going Concern as of December 31, 2003:   As of December 31, 2003, the Company's financial statements were prepared on a basis that assumed the Company would continue as a going concern, which contemplated the realization of assets and the liquidation of liabilities in the normal course of business.  On July 21, 2003, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (see "Note B-Emergence from Bankruptcy").  Accordingly, as of December 31, 2003, there was substantial doubt about the Company's ability to continue as a going concern, including recovering assets and satisfying liabilities in the normal course of business.  On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization (the "Plan"), which was amended on February 6, 2004.  On March 18, 2004, the Bankruptcy Court confirmed the Plan.  Under the Plan, all of the Company's outstanding allowed pre-petition claims were fully paid, in cash, together with post-petition (non-default rate) interest, except with respect to any disputed claims and any secured claims that were reinstated under the Plan.  The Plan further provided that the Company receive $75 million of new equity as a result of the exercise of the reorganized common stock purchase warrants and/or the sale of shares under the standby purchase agreement.  Payments to creditors under the Plan were funded utilizing (i) the net proceeds from the new equity, (ii) net proceeds from the new senior unsecured notes, and (iii) available cash and equivalents of not less than $35 million.  Certain conditions, as fully described in "Note B-Emergence from Bankruptcy", were required for the Plan to become effective, which occurred on July 2, 2004. The consolidated financial statements as of December 31, 2003 reflected the amounts, which the Company believed would ultimately be paid to settle liabilities and contingencies allowed in bankruptcy, including interest.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contractual Obligations:  As of December 31, 2005, the Company had approximately $335.5 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
					2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter
Debt obligations (1)(2)	$322,781	$22,282	$66,838	$233,559	$102
Capital lease obligations (2)	5,671	288	945	636	3,802
Operating lease obligations	7,066	1,060	3,183	1,988	835
Total contractual cash obligations	$335,518	$23,630	$70,966	$236,183	$4,739

(1)        Debt obligations include the face amount of our 11.75% senior notes totaling $189 million.

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

The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for its seismic data library.  The Company's accounting for its seismic data library requires it to make significant subjective estimates and assumptions relative to future sales and cash flows from such library.  These cash flows impact amortization rates, as well as potential impairment charges.  Any changes in the Company's estimates or underlying assumptions will impact the Company's income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses.  In addition, based on future events, the Company may make changes in the estimated useful life of its seismic data library.  Revisions to its estimated useful life may cause the Company's prospective amortization expense to decrease or increase materially and may also result in significant impairment losses being recognized.

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

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.  To the extent management's estimates and assumptions change in the future, the effect on the Company's reported results could be significant to any particular reporting period.

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

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met the Company has an arrangement with the customer that is validated by a signed contract;

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

  First, the Company considers the value of the data received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data and, in the case of 3D seismic data, the cost that would be required to create the data.  In addition, the Company applies a limitation on the value it assigns per square mile on the data received.
  Second, the Company determines the value of the license granted to the customer.  The range of cash transactions by the Company for licenses of similar data during the prior six months are evaluated. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.
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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Seismic data library additions	$11,058	$10,670	$13,033

Revenue recognized based on
selections of data	12,813	16,459	14,044

Revenue recognized related to
acquisition contracts	2,424	1,908	624
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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property and Equipment:    Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures recorded at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years.  Depreciation expense for the three years ended December 31, 2005 was $3.1 million, $5.2 million and $6.0 million, respectively.

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

At December 31, 2005, the Company had one security with unrealized losses that are not deemed to be other-than-temporarily impaired.  The security had been in a continuous loss position for more than twelve months with total unrealized losses of $12,000 at December 31, 2005 and total unrealized losses of $39,000 at December 31, 2004.  The fair value of the security at December 31, 2005 was $54,000.  The deferred tax asset on the net loss was $3,000 and $1,000 at December 31, 2005 and 2004, respectively.  The Company has the ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value, and thus the Company does not consider these securities to be other-than-temporarily impaired.

Debt Issue Costs:    Debt issue costs related to the Company's new senior notes and revolving line-of-credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2005 and 2004 unamortized debt issue costs were $5.8 million and $7.5 million, respectively.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  In assessing the realizability of deferred tax assets at December 31, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2005, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $12.9 million.

Foreign Currency Translation:    For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholders' equity.  Accumulated translation gains were $5.2 million and $3.2 million at December 31, 2005 and 2004, respectively.  Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains totaled $1.0 million, $2.4 million and $4.1 million for 2005, 2004 and 2003, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Use of Derivatives:    The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments.  As of December 31, 2005 and 2004, the Company did not have any derivative contracts.

Earnings per Share:    In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities. For the three years ended December 31, 2005, the Company did not have any potentially dilutive securities.  A weighted average year-to-date number of options and warrants to purchase 6,661,000, 3,410,000 and 4,272,000 shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

Stock-Based Compensation:    The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  APB Opinion No. 25 generally does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant unless certain exceptions exist. In 2005, $79,000 of compensation expense was recognized on stock options.  In 2004 and 2003, no compensation cost was recognized for the Company's stock options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" and expensed pro-rata over the vesting period of the awards, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004	2003
Net loss
As reported	$(1,739)	$(92,098)	$(37,938)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	-	(1,042)	(3,244)
Pro forma	$(1,739)	$(93,140)	$(41,182)
Basic and diluted loss per share
As reported	$(.01)	$(1.20)	$(1.50)
Pro forma	$(.01)	$(1.21)	$(1.62)

For issuances of restricted stock to employees, compensation expense is determined as the difference between the purchase price, if any, and the fair market value of such stock on the date of issuance.  Such compensation expense is recognized pro-rata over the service period of the awards.

Employee Benefit Plans:    The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines.  The Company matches a percentage of the employee contributions up to certain limits.  Savings plan expense amounted to $206,000, $185,000 and $154,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments:    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximated their fair values as of December 31, 2005 and 2004, due to the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the new senior notes and note payable to a former executive approximated $212.1 million as of December 31, 2005, compared to the book value of $185.7 million.  The fair value of the new senior notes and note payable to a former executive approximated $206.3 million as of December 31, 2004, compared to the book value of $189.4 million.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Comprehensive Income (Loss):    In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income (loss) in the consolidated statements of stockholders' equity for the three years ended December 31, 2005. Accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Recent Accounting Pronouncements  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. The Company adopted SFAS No. 123(R) effective January 1, 2006.  Adoption of this standard did not have any financial impact on the Company.

NOTE B-EMERGENCE FROM BANKRUPTCY

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

On January 17, 2004, the Debtors filed with the Bankruptcy Court the third amended joint plan of reorganization, which was amended on February 6, 2004 (the "Plan"). The Plan was supported by the Official Committee of Equity Holders of Seitel, Inc., as well as Berkshire Hathaway, Inc. and Ranch Capital L.L.C., holders of $255 million aggregate principal amount of the Company's old senior unsecured notes, and was accepted by the holders of more than 99.6% of the shares of the Company's common stock who voted on the Plan.  On March 18, 2004, the Bankruptcy Court confirmed the Plan and on July 2, 2004, the Plan became effective.

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

  As compensation for the obligation to act as Standby Purchasers, the Company issued to Mellon HBV on August 12, 2004 warrants to purchase 15,037,568 shares of the Company's reorganized common stock (the "Standby Purchaser Warrants"). The Standby Purchaser Warrants are exercisable until August 12, 2011 at an initial exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C-SEISMIC DATA LIBRARY

The Company's seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis. Costs associated with creating, acquiring or purchasing seismic data are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

The following table sets forth a summary of the net book value of the Company's seismic data library (in thousands):

	As of December 31,
	2005	2004
US Onshore:
Gulf Coast Texas 3D	$27,211	$49,699
Southern Louisiana/Mississippi 3D	27,941	39,171
Rocky Mountain 3D	6,121	4,378
Northern Louisiana 3D	1,973	2,970
Other US 2D and 3D	3,130	2,666

Canada 2D and 3D	42,890	48,692
US Offshore	2,680	3,654

Total	$111,946	$151,230

At December 31, 2005 and 2004, 7.3% and 4.9%, respectively, of the net book value of the seismic data library were projects in progress.

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $1.7 million in 2005, $1.7 million in 2004 and $1.9 million in 2003.

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

Amortization expense totaled $95.3 million, $163.0 million and $76.6 million for the three years ended December 31, 2005, respectively.  The actual rate of amortization as a percentage of seismic acquisition and resale revenue was 66%, 123% and 60% for 2005, 2004 and 2003, respectively.  The actual rate of amortization in future years will depend on the specific seismic surveys licensed and selected by the Company's customers during the year.  As of January 1, 2006, the amortization rate utilized under the income forecast method for all components is 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

Seismic Data Library Impairment

The Company evaluates its seismic data library by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library groupings for purposes of evaluating impairments:  (I) Gulf of Mexico offshore comprising the following components:  (a) multi-component data, (b) ocean bottom cable data, (c) shelf data, (d) deep water data, and (e) value-added products; (II)  North America onshore comprising the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products; and (III) international data outside North America.  The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

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

For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating, among other factors, historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base, expected changes in technology and other factors that we deem relevant. The cash flow estimates exclude expected future revenues attributable to non-monetary data exchanges and future data creation projects.

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

In 2003, the Company recorded impairment charges totaling $30.0 million.  These charges related to several different components of our seismic data library.  Based on industry conditions and the recent level of cash sales for certain of its library components, the Company revised its estimate of future cash flows for those library components.  As a result, the Company determined that the revised estimate of future cash flows would not be sufficient to recover the carrying value of such certain components, and accordingly, recorded impairments based on the fair value of such library components by discounting their estimated cash flows using a risk adjusted rate of return.

NOTE D-DISCONTINUED OPERATIONS

In June 2002, the Company's Board of Directors unanimously adopted a plan to dispose of the Company's oil and gas operations by sale. Accordingly, the Company's consolidated financial statements report the oil and gas operations as discontinued operations.  During 2002, the Company sold a majority of its oil and gas assets.  During 2003, the Company revised its estimate of the fair value of its remaining oil and gas properties and increased its estimate of fair value by $1.0 million.  In January 2004, the Company sold a portion of its remaining oil and gas assets for approximately $1.3 million.  The Company's remaining oil and gas assets are not material.

Revenue from the discontinued operations was $162,000, $217,000 and $328,000 for 2005, 2004 and 2003, respectively. Pre-tax income from the discontinued operations were $47,000, $144,000 and $1.1 million for 2005, 2004 and 2003, respectively.

The Company uses the full-cost method of accounting for its oil and gas operations.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E-INCOME TAXES

The discussion of income taxes herein does not include the income tax effects of discontinued operations as explained in Note D of these consolidated financial statements.

Income (loss) from continuing operations before provision for income taxes for each of the three years ended December 31, 2005 is comprised of the following (in thousands):

	2005	2004	2003

U.S.	$(8,514)	$(86,455)	$(37,441)
Foreign	1,952	(9,125)	563
	$(6,562)	$(95,580)	$(36,878)

The provision (benefit) for income taxes for each of the three years ended December 31, 2005, is comprised of the following (in thousands):

	2005	2004	2003
Current:
Federal	$-	$(1,344)	$(11,014)
State	7	(30)	(54)
Foreign	941	(975)	(8)
	948	(2,349)	(11,076)

Deferred:
Federal	-	-	11,779
Foreign	(5,724)	(989)	1,496
	(5,724)	(989)	13,275

Tax provision:
Federal	-	(1,344)	765
State	7	(30)	(54)
Foreign	(4,783)	(1,964)	1,488
	$(4,776)	$(3,338)	$2,199

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	2005	2004	2003

Statutory Federal income tax	$(2,297)	$(33,453)	$(12,907)
State income tax, less Federal benefit	5	(20)	(35)
Tax difference on foreign earnings	(2,201)	1,230	1,334
Reduction in foreign tax rates	-	-	(125)
Change in valuation allowance	(214)	25,824	7,254
Non-deductible expenses and other, net	(69)	3,081	6,678
Income tax expense (benefit)	$(4,776)	$(3,338)	$2,199

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2005 and 2004 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	at December 31,
	2005	2004
Deferred tax assets:
Deferred revenue	$1,808	$4,305
Depreciation, depletion and amortization	70,631	66,557
Alternative minimum tax credit carryforward	1,304	1,304
Net operating loss carryforwards	18,854	16,698
Accrued expenses and other	5,976	4,254
Total deferred tax assets	98,573	93,118

Deferred tax liabilities:
Deferred expenses and other	(352)	(1,118)
Total deferred tax liabilities	(352)	(1,118)

Valuation allowance:
Beginning balance	(92,606)	(66,003)
(Increase) decrease during the period	214	(25,824)
Foreign currency fluctuations	45	(779)
Total valuation allowance	(92,347)	(92,606)

Net deferred tax asset (liability)	$5,874	$(606)

During 2005, the Company's valuation allowance provided against its net deferred tax asset decreased by $214,000, excluding the effects of foreign currency translation.  This change resulted from the reversal of substantially all of the valuation allowance provided against its Canadian deferred tax asset partially offset by an increase in the valuation allowance provided against its U.S. deferred tax asset.

As of December 31, 2005, the Company has a U.S. Federal net operating loss ("NOL") carryforward of approximately $28.0 million which can be used to offset U.S. income taxes payable in future years.  This U.S. NOL carryforward will expire in periods beginning 2024 through 2025.  As of December 31, 2005, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1.3 million which can be used to offset regular Federal income taxes payable in future years.  The AMT credit has an indefinite carryforward period.  As of December 31, 2005, the Company has Canadian NOL carryforwards of approximately $26.7 million which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in periods beginning in 2008 through 2010.

In February 2006, Olympic Seismic Ltd. ("Olympic"), a wholly owned subsidiary of the Company, was notified by Canada Customs and Revenue Agency ("CCRA") that CCRA was going to perform an audit of certain aspects of Olympic's tax returns for the years 2003 and 2004.  The Company has not recorded any reserves related to this audit in the accompanying financial statements as it is unable to predict the tax matters, if any, that may be raised by CCRA.  The Company will provide any reserves necessary at such time when it is determined the likelihood of loss is probable and the amount of loss is reasonably estimable.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F-DEBT

The following is a summary of the Company's debt (in thousands):

	December 31,
	2005	2004

11.75% Senior Notes	$189,000	$193,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	378	415
Term loans	-	282
	189,378	193,697
Less: Debt discount	(3,728)	(4,274)
	$185,650	$189,423

11.75% Senior Notes:  On July 2, 2004, the Company completed a private placement of Senior Unsecured Notes ("Senior Notes") in the aggregate principal amount of $193.0 million.  The Senior Notes were offered at a discount of 2.325% from their principal amount at maturity to yield 12.25% and resulted in cash proceeds, before offering expenses, of approximately $188.5 million received by the Company on August 12, 2004, following release of the funds from escrow.  Interest on the Senior Notes is payable semi-annually on January 15 and July 15 at the annual rate of 11.75%.  The Senior Notes mature on July 15, 2011.  The Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.  The Senior Notes contain restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisition and sales of assets.  As required by their terms, the Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  As of December 31, 2005, accrued interest totaled $10.2 million and was included in accrued liabilities in the Consolidated Balance Sheet.

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

Revolving Credit Facility:  On April 16, 2004, the Company entered into a revolving credit facility with Wells Fargo Foothill, Inc., as lender, to which a revolving loan commitment of $30 million, subject to borrowing base limitations, was made available on July 2, 2004.  Interest is payable at an applicable margin above either LIBOR or the prime rate.  Borrowings under the revolving credit facility are secured by a first priority, perfected security interest in and lien on substantially all of the Company's U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company's U.S. subsidiaries.  The facility expires on July 2, 2007.  The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results, and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness and the ability to grant additional liens.  The revolving credit facility requires the payment of an unused line fee of .375% per annum payable in arrears.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic, has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $37.1 million (Canadian) at December 31, 2005) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

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

The aggregate maturities of the Company's debt over the next five years and thereafter are as follows:  $38,000 in 2006, $40,000 in 2007, $44,000 in 2008, $48,000 in 2009, $54,000 in 2010 and $189,154,000 thereafter.

NOTE G-LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $3.1 million and $10.1 million at December 31, 2005 and 2004, respectively, are included in property and equipment.  Accumulated depreciation related to such assets was $0.6 million and $6.8 million at December 31, 2005 and 2004, respectively.  Depreciation on the assets recorded under capital leases is included in depreciation expense.

The Company leases office space under operating leases, some of which include renewal options. Rental expense for 2005, 2004 and 2003 was approximately $1.3 million, $1.3 million and $0.9 million, respectively.  The Company received income from subleases of approximately $263,000, $222,000 and $203,000 for 2005, 2004 and 2003, respectively.

Future minimum lease payments for the five years subsequent to December 31, 2005 and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2006	$288	$1,060
2007	309	1,116
2008	318	1,046
2009	318	1,021
2010	318	994
Thereafter	4,120	1,829
Total minimum lease payments	5,671	$7,066
Less amount representing interest	2,721
Present value of net minimum lease payments	$2,950

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTE H-COMMITMENTS AND CONTINGENCIES

Litigation

On July 18, 2002, Paul Frame, the Company's former chief executive officer, sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in the Company's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court.  On April 1, 2005, the Company filed a motion for summary judgment seeking dismissal of Mr. Frame's complaint in the District Court.  In late April 2005, Mr. Frame filed a motion for leave to file an amended complaint in the District Court.  Hearing dates have not been set for these April 2005 motions.  In 2002, the Company filed a counter suit to recover approximately $4.2 million in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by the Company.  The Company has requested and is investigating information with respect to Mr. Frame and the nature and extent of his assets for purposes of analyzing whether to continue pursuit of the civil litigation described above and potential debt collection.  The parties filed a joint motion to abate the above proceedings.  The case continues to remain in abatement.

The Company and its subsidiary, Seitel Data, Ltd., were parties to a class action lawsuit for geophysical trespass entitled Juan O. Villarreal v. Grant Geophysical, Inc., et al., Cause No. DC-00-214, in the 229th District Court of Starr County, Texas that was initiated on April 1, 2002. The plaintiffs sued a number of defendants, including the Company and Seitel Data, Ltd. The plaintiffs alleged that certain defendants conducted unauthorized 3-D seismic exploration of the mineral interests by obtaining seismic data on adjoining property, and sold the information obtained to other defendants. The plaintiffs sought an unspecified amount of damages. All defendants obtained summary judgments dismissing the plaintiffs' claims, and the plaintiffs appealed to the San Antonio Court of Appeals under Cause No. 04-02-00674-CV. During the pendency of the Company's bankruptcy proceedings, the San Antonio Court of Appeals affirmed the trial court's decision as to the Company's co-defendants and stayed the appeal as to the Company. The Texas Supreme Court denied plaintiffs Petition for Certiorari, refusing to hear the matter.  The plaintiffs filed an unliquidated claim (amount unspecified) in the Chapter 11 Cases. The Company objected to this claim, which was withdrawn by order of the Bankruptcy Court dated June 29, 2005.  This June 2005 order includes the plaintiffs' agreement to dismiss their appeal.  The parties' joint motion for dismissal with the San Antonio Court of Appeals is pending.

On February 21, 2003, the Company sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty, breach of contract and fraud in relation to the Company's engagement of the law firm Franklin Cardwell & Jones to manage its legal matters and surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company is seeking recovery for fees paid of approximately $750,000, disgorgement of attorneys' fees, and related expenses.  The parties' attempt at mediation was not successful.  Discovery is underway and the trial has been reset to June 19, 2006.  The defendants have joined Paul Frame and Kevin Fiur, both of whom were the Company's former chief executive officers, in the action.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2005, the Company did not have any amounts accrued related to the claims set forth above, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE I-COMMON STOCK

In accordance with the Plan, on July 2, 2004, the Company amended its certificate of incorporation to allow for the issuance of up to 400 million shares of common stock, $0.01 par value, and all outstanding options and warrants to purchase shares of the Company's common stock were cancelled.

On July 21, 2004, 38,460 shares of restricted stock were issued to new directors joining the Board.  Such restricted stock vests on the earlier of July 21, 2007, or the death, disability or termination of the director upon a change-of-control, except that the Compensation Committee of the Board of Directors waived the forfeiture provision on 15,384 shares of restricted stock upon the resignation of one Board member in 2005 and another Board member in 2006.

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

On December 15, 2004, 1,000,000 shares of restricted stock were issued to our newly appointed chief executive officer (the "Restricted Stock Grant") under the 2004 Stock Option Plan. One-third of the Restricted Stock Grant vested on December 15, 2005, 66.6% will be vested on December 15, 2006, and 100% will be vested on December 15, 2007.

During 2005, the Company issued 2,506,032 shares of restricted stock and 96,000 shares of its common stock to employees and directors under the 2004 Stock Option Plan.  The restricted shares granted vest to the employee or director at various times as determined by the Compensation Committee and as defined in individual grant agreements.

NOTE J-PREFERRED STOCK

The Company is authorized by its Amended Certificate of Incorporation to issue 5,000,000 shares of preferred stock, the terms and conditions to be determined by the Board of Directors in creating any particular series. As of December 31, 2005, no preferred stock had been issued.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE K-STOCK PLANS

Prior to the Company's emergence from bankruptcy, the Company maintained various stock option plans under which the Company's officers, directors and employees were granted options or warrants to purchase the Company's common stock.  Under the terms of the Plan, all outstanding options and warrants were cancelled on July 2, 2004.  In connection with the Company's reorganization, the Company's board of directors adopted the Seitel, Inc. 2004 Stock Option Plan (the "Stock Option Plan") and on December 15, 2004, the Company's stockholders approved and adopted it. Under the Stock Option Plan, 7,500,000 shares of our common stock were initially reserved and available for stock-based awards, including options, restricted stock or other stock-based awards.  The exercise price, term and other conditions applicable to each award granted under the Stock Option Plan are generally determined by the Compensation Committee at the time of grant and may vary with each award granted. As of December 31, 2005, no options have been granted under the Stock Option Plan.  Any options that may be issued under the Stock Option Plan shall be issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option agreements.

Pursuant to the Plan confirmation order, on July 2, 2004, the Company granted its chairman of the board ten-year non-statutory options to purchase 100,000 shares of its common stock at an exercise price of $1.30, the market price of the common stock on such date.  Such options became exercisable on July 2, 2005.  Such options were not granted under the Company's Stock Option Plan.

The following summarizes information with regard to the stock option and warrant plans for 2005, 2004 and 2003 (shares in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	100	$1.30	2,134	$12.36	5,634	$13.28
Granted	-	-	100	1.30	-	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	(2,134)	(12.36)	(3,500)	13.85
Outstanding at end of year	100	1.30	100	1.30	2,134	12.36
Options exercisable at end of year	100		-		1,910
Available for grant at end of year	4,310		6,500		1,619

The following table summarizes information for the options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Weighted
	Number of	Average		Number of	Weighted
	Options	Remaining	Weighted	Options	Average
Range of	Outstanding	Contractual	Average	Exercisable	Exercise
Exercise Prices	at 12/31/05	Life in Years	Exercise Price	at 12/31/05	Price
$1.30 -$1.30	100	8.50	$1.30	100	$1.30

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans for employees and directors.  Pro forma information regarding net income and earnings per share disclosed in Note A has been determined as if we had accounted for our employee and director stock options and purchase rights under the fair value method of SFAS 123.  The options issued in 2004 are subject to variable plan accounting.  No options were granted in 2005 or 2003.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the Company's Stock Option Plan, employees and directors may be granted restricted stock or shares of common stock.  Additionally, in 2004, the Company issued restricted stock to its new directors outside of the Stock Option Plan.  The restricted shares granted vest to the employee or director at various times as determined by the Compensation Committee and as defined in individual grant agreements.  Upon vesting, restricted shares are released to the employee or director.  The following summarizes shares of restricted stock granted for the years ended December 31, 2005 and 2004; no restricted stock was granted prior to 2004 (shares in thousands):

	2005	2004
Outstanding at beginning of year	1,038	-
Granted	2,506	1,038
Released	(349)	-
Forfeited or expired	(230)	-
Outstanding at December 31	2,965	1,038
Average fair value of shares
granted during year	$1.43	$1.11

The fair value of the restricted shares at date of grant has been recorded in shareholders' equity as deferred compensation and is being amortized over the service period as compensation expense.  Related compensation expense for 2005 was $1.5 million and 2004 was $22,000.

During 2005, 96,000 shares of common stock were awarded to employees at an average fair value of $1.55.  The fair value of the shares at the date of grant totaling $149,000 has been recorded as compensation expense for 2005.  No shares of common stock were awarded to employees prior to 2004.

NOTE L-RELATED PARTY TRANSACTIONS

On July 2, 2004, the Company entered into a standby purchase commitment with Mellon HBV in which Mellon HBV, agreed (for itself and on behalf of certain of its affiliated funds and managed accounts) to purchase, at $.60 per share, after the Stockholder Warrants expired on August 2, 2004 but in no event later than August 12, 2004, all shares of reorganized common stock not purchased upon the exercise of the Stockholder Warrants.  On August 12, 2004, Mellon HBV fulfilled its standby purchase commitment and purchased from the Company, at $.60 per share, 5,873,846 shares of common stock not purchased as a result of the exercise of Stockholder Warrants, for an aggregate of $3,524,307.  As compensation for Mellon HBV's obligation to act as Standby Purchasers, the Company issued to them on August 12, 2004 warrants to purchase 15,037,568 shares of the Company's reorganized common stock. Such warrants are exercisable until August 12, 2011 at an initial exercise price of $.72 per share, subject to adjustment upon the occurrence of certain events.

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

NOTE M-MAJOR CUSTOMERS

No single customer accounted for 10% or more of revenue during 2005, 2004 and 2003.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE N-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at December 31, 2005 and 2004 of $85,000 and $162,000, respectively, related to collateral on a seismic operations bond.

For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents.  The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and investment-grade commercial paper.  At most times, cash balances are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

Income taxes paid during 2005, 2004 and 2003 were $17,000, $166,000 and $1,405,000, respectively.  In 2005, 2004 and 2003, the Company received income tax refunds of $1.1 million, $11.3 million and $17.4 million, respectively.  Interest paid during 2005, 2004 and 2003 was $23.9 million, $25.2 million and $9.6 million, respectively.

Significant non-cash investing and financing activities are as follows:

1.	During the three years ended December 31, 2005, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):
	Year Ended December 31,
	2005	2004	2003

Non-monetary exchanges	$11,058	$10,670	$13, 033
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	-	81	1,812
Total non-cash additions	$11,058	$10,751	$14,845

2.

During 2003, the Company received marketable securities valued at $60,000 in exchange for a license to certain seismic data.  This amount is also included in non-cash sales in the Consolidated Statements of Cash Flows.

3.	During 2003, the Company issued a note payable in the amount of $469,000 for partial consideration of the settlement of certain litigation with a former executive.

Non-cash sales consisted of the following for the three years ended December 31, 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003

Acquisition revenue on underwriting from non-monetary
exchange contracts	$2,424	$1,908	$624
Licensing revenue from selections on non-monetary exchange contracts	12,813	16,459	14,044
Offset of certain data creation costs against amounts due from the customer for data license fees and certain data creation costs that were paid to the Company's vendors from an escrow account
maintained jointly by the Company and its customer	-	81	1,812
Marketable securities received in exchange for license to certain
seismic data	-	-	60
Total non-cash revenue	$15,237	$18,448	$16,540

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

NOTE O-INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

Geographic information for the three years ended December 31, 2005 is as follows (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total
2005
Revenue	$97,071	$52,087	$20	$149,178
Assets	175,235	71,307	129	246,671

2004
Revenue	$89,064	$48,285	$326	$137,675
Assets	180,411	83,034	37	263,482

2003
Revenue	$109,729	$21,736	$-	$131,465
Assets	293,489	73,552	48	367,089

The Company's revenues may be divided into two major categories, (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services.  Revenue by type of service for the three years ended December 31, 2005 is as follows (in thousands):

	2005	2004	2003
Acquisition and licensing of seismic data	$143,955	$132,838	$126,789

Reproduction and delivery of seismic data
and other services	5,223	4,837	4,676
	$149,178	$137,675	$131,465

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE P-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On July 2, 2004, Seitel, Inc. (the "Parent") completed a private placement of 11.75% Senior Unsecured Notes ("Senior Notes") in the aggregate principal amount of $193 million of which $189 million was outstanding at December 31, 2005. Seitel, Inc.'s payment obligations under the Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of December 31, 2005 and 2004, and the consolidating condensed statements of operations and statements of cash flows for the three years ended December 31, 2005 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$71,430	$6,667	$-	$78,097
Restricted cash	-	85	-	-	85
Receivables
Trade, net	-	17,150	10,235	-	27,385
Notes and other, net	59	40	410	-	509
Intercompany receivables (payables)	268,213	(269,191)	978	-	-
Investment in subsidiaries	(92,421)	251,704	41,454	(200,737)	-
Net seismic data library	-	69,056	44,950	(2,060)	111,946
Net other property and equipment	-	4,825	4,631	-	9,456
Oil and gas operations held for sale	-	194	-	-	194
Investment in marketable securities	-	-	54	-	54
Prepaid expenses, deferred charges
and other assets	5,794	6,559	718	-	13,071
Deferred income taxes	-	-	5,874	-	5,874

TOTAL ASSETS	$181,645	$151,852	$115,971	$(202,797)	$246,671

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$12,350	$8,947	$4,369	$-	$25,666
Income taxes payable	-	-	276	-	276
Oil and gas operations held for sale	-	40	-	-	40
Senior Notes	185,272	-	-	-	185,272
Notes payable	378	-	-	-	378
Obligations under capital leases	-	-	2,950	-	2,950
Deferred revenue	-	28,752	14,498	-	43,250
TOTAL LIABILITIES	198,000	37,739	22,093	-	257,832

STOCKHOLDERS' EQUITY
Common stock	1,536	-	-	-	1,536
Additional paid-in capital	241,289	-	-	-	241,289
Parent investment	-	209,770	22,186	(231,956)	-
Retained earnings (deficit)	(256,227)	(95,647)	66,497	29,150	(256,227)
Deferred compensation - restricted stock	(2,944)	-	-	-	(2,944)
Notes receivable from officers
and employees	-	(1)	-	-	(1)
Accumulated other comprehensive
income (loss)	(9)	(9)	5,195	9	5,186
TOTAL STOCKHOLDERS' EQUITY
(DEFICIT)	(16,355)	114,113	93,878	(202,797)	(11,161)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$181,645	$151,852	$115,971	$(202,797)	$246,671

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$100,594	$52,066	$(3,482)	$149,178

EXPENSES:
Depreciation and amortization	-	62,424	36,369	(420)	98,373
Cost of sales	-	158	27	-	185
Selling, general and administrative	1,954	23,441	12,997	(3,482)	34,910
	1,954	86,023	49,393	(3,902)	133,468

INCOME (LOSS) FROM OPERATIONS	(1,954)	14,571	2,673	420	15,710

Interest expense, net	(1,968)	(19,552)	(1,704)	-	(23,224)
Foreign currency exchange gains	-	5	958	-	963
Loss on sale of marketable securities	-	-	(11)	-	(11)
Dividend income from subsidiary	-	96	-	(96)	-

Income (loss) from continuing operations
before income taxes and equity in
income (loss) of subsidiaries	(3,922)	(4,880)	1,916	324	(6,562)
Provision (benefit) for income taxes	-	371	(5,147)	-	(4,776)
Equity in income (loss) of subsidiaries	2,183	14,573	(33)	(16,723)	-

Income (loss) from continuing operations	(1,739)	9,322	7,030	(16,399)	(1,786)

Income from discontinued operations, net
of tax	-	47	-	-	47

NET INCOME (LOSS)	$(1,739)	$9,369	$7,030	$(16,399)	$(1,739)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(25,653)	$80,617	$37,020	$-	$91,984

Cash flows from investing activities:
Cash invested in seismic data	-	(26,117)	(22,615)	-	(48,732)
Cash paid to acquire property
and equipment	-	(745)	(240)	-	(985)
Cash from disposal of property
and equipment	-	-	13	-	13
Net proceeds from sale of
marketable securities	-	-	4	-	4
Decrease in restricted cash	-	77	-	-	77
Net cash used in investing activities
of continuing operations	-	(26,785)	(22,838)	-	(49,623)

Cash flows from financing activities:
Principal payments on notes payable	(37)	(282)	-	-	(319)
Principal payments on capital
lease obligations	(2,092)	-	(36)	-	(2,128)
Principal payments under senior notes	(4,000)	-	-	-	(4,000)
Costs of debt and equity transactions	(185)	-	-	-	(185)
Purchase of common stock
subsequently retired	(346)	-	-	-	(346)
Payments on notes receivable from
officers and employees	-	38	-	-	38
Intercompany transfers	32,313	(13,066)	(19,247)	-	-
Net cash provided by (used in)
financing activities of
continuing operations	25,653	(13,310)	(19,283)	-	(6,940)

Effect of exchange rate changes	-	-	(772)	-	(772)
Cash flows from discontinued operations:
Cash provided by operating activities	-	168	-	-	168
Cash used in investing activities	-	(5)	-	-	(5)
Net increase (decrease) in cash
and equivalents	-	40,685	(5,873)	-	34,812
Cash and equivalents at beginning of period	-	30,745	12,540	-	43,285
Cash and equivalents at end of period	$-	$71,430	$6,667	$-	$78,097

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$101,086	$44,061	$(7,472)	$137,675

EXPENSES:
Depreciation and amortization	-	132,726	35,761	(286)	168,201
Cost of sales	-	272	60	-	332
Selling, general and administrative	1,953	20,185	15,494	(7,472)	30,160
	1,953	153,183	51,315	(7,758)	198,693

LOSS FROM OPERATIONS	(1,953)	(52,097)	(7,254)	286	(61,018)

Interest expense, net	(934)	(22,005)	(1,497)	-	(24,436)
Foreign currency exchange gains (losses)	-	(3)	2,375	-	2,372
Gain on sale of assets	-	2,490	-	(2,490)	-
Reorganization items	(4)	(12,481)	(13)	-	(12,498)

Loss from continuing operations	(2,891)	(84,096)	(6,389)	(2,204)	(95,580)
before income taxes and equity in
income (loss) of subsidiaries				-
Benefit for income taxes	(46)	(1,337)	(1,955)	-	(3,338)
Equity in income (loss) of subsidiaries	(89,253)	(65,572)	53	154,772	-

Loss from continuing operations	(92,098)	(148,331)	(4,381)	152,568	(92,242)

Income from discontinued operations, net
of tax	-	69	75	-	144

NET LOSS	$(92,098)	$(148,262)	$(4,306)	$152,568	$(92,098)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(14,121)	$41,381	$31,052	$-	$58,312

Cash flows from investing activities:
Cash invested in seismic data	-	(29,073)	(19,618)	-	(48,691)
Cash paid to acquire property
and equipment	-	(904)	(208)	-	(1,112)
Decrease in restricted cash	-	40	-	-	40
Net cash used in investing activities
of continuing operations	-	(29,937)	(19,826)	-	(49,763)

Cash flows from financing activities:
Borrowings on term loans	-	361	-	-	361
Principal payments on notes payable	(14)	(5,496)	(17)	-	(5,527)
Principal payments on capital
lease obligations	(1,413)	-	(62)	-	(1,475)
Proceeds from issuance of senior notes	182,858	-	-	-	182,858
Principal payments under senior notes	(255,000)	-	-	-	(255,000)
Proceeds from issuance of common stock	75,000	-	-	-	75,000
Costs of debt and equity transactions	(5,548)	-	-	-	(5,548)
Payments on notes receivable from
officers, employees and director	-	220	-	-	220
Intercompany transfers	18,238	(18,238)	-	-	-
Net cash provided by (used in)
financing activities of
continuing operations	14,121	(23,153)	(79)	-	(9,111)

Effect of exchange rate changes	-	-	(1,918)	-	(1,918)
Cash flows from discontinued
operations (revised):
Cash provided by operating activities	-	361	75	-	436
Cash provided by (used in) investing
activities	-	968	(1)	-	967
Net increase (decrease) in cash
and equivalents	-	(10,380)	9,303	-	(1,077)
Cash and equivalents at beginning of period	-	41,125	3,237	-	44,362
Cash and equivalents at end of period	$-	$30,745	$12,540	$-	$43,285

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$112,584	$22,319	$(3,438)	$131,465

EXPENSES:
Depreciation and amortization	-	68,664	13,974	-	82,638
Cost of sales	-	753	75	(13)	815
Selling, general and administrative	2,738	23,846	10,655	(3,425)	33,814
Impairment of seismic data library	-	29,959	-	-	29,959
	2,738	123,222	24,704	(3,438)	147,226

LOSS FROM OPERATIONS	(2,738)	(10,638)	(2,385)	-	(15,761)

Interest expense, net	(1,169)	(17,664)	(1,117)	-	(19,950)
Foreign currency exchange gains	-	96	4,040	-	4,136
Gain on extinguishment of liabilities	229	452	-	-	681
Reorganization items	-	(5,978)	(6)	-	(5,984)

Income (loss) from continuing operations
before income taxes, equity in loss
of subsidiaries	(3,678)	(33,732)	532	-	(36,878)
Provision for income taxes	74	637	1,488	-	2,199
Equity in loss of subsidiaries	(34,186)	(789)	-	34,975	-

Loss from continuing operations	(37,938)	(35,158)	(956)	34,975	(39,077)

Income (loss) from discontinued operations,
net of tax	-	1,158	(19)	-	1,139

NET LOSS	$(37,938)	$(34,000)	$(975)	$34,975	$(37,938)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by operating
activities of continuing operations	$6,010	$61,479	$12,825	$-	$80,314

Cash flows from investing activities:
Cash invested in seismic data	-	(47,278)	(4,828)	-	(52,106)
Cash paid to acquire property
and equipment	-	(607)	(237)	-	(844)
Cash received from disposal of property
and equipment	-	15	-	-	15
Decrease in restricted cash	-	4,267	-	-	4,267
Net cash used in investing activities of
continuing operations	-	(43,603)	(5,065)	-	(48,668)

Cash flows from financing activities:
Principal payments on notes payable	-	(1,833)	(1,588)		(3,421)
Principal payments on capital
lease obligations	(2,213)	(84)	(75)	-	(2,372)
Costs of debt and equity transactions	(431)	-	-		(431)
Buyout of financial guaranty	(325)	-	-	-	(325)
Loans to employee	-	(161)	-	-	(161)
Payments on notes receivable from
officers, employees and director	-	1,064	-	-	1,064
Intercompany transfers	(3,041)	3,041	-		-
Net cash provided by (used in)
financing activities of
continuing operations	(6,010)	2,027	(1,663)	-	(5,646)

Effect of exchange rate changes	-	-	(3,376)	-	(3,376)
Cash flows from discontinued
operations (revised):
Cash provided by operating activities	-	259	48	-	307
Cash used in investing activities	-	(83)	(3)	-	(86)
Net increase in cash and equivalents	-	20,079	2,766	-	22,845
Cash and equivalents at beginning of period	-	21,046	471	-	21,517
Cash and equivalents at end of period	$-	$41,125	$3,237	$-	$44,362

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE Q-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004.

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2005
Revenue	$47,306	$35,961	$24,550	$41,361
Operating income (loss)	5,990	4,929	(2,626)	7,417
Income (loss) from continuing operations	(163)	(697)	(2,363)	1,437
Income from discontinued operations	17	2	22	6
Net income (loss)	(146)	(695)	(2,341)	1,443
Income (loss) per share:(1)
Basic:
Income (loss) from continuing operations	$-	$-	$(.02)	$.01
Income from discontinued operations	-	-	-	-
Net income (loss)	$-	$-	$(.02)	$.01
Diluted:
Income (loss) from continuing operations	$-	$-	$(.02)	$.01
Income from discontinued operations	-	-	-	-
Net income (loss)	$-	$-	$(.02)	$.01

2004
Revenue	$41,264	$35,096	$27,404	$33,911
Operating income (loss)	8,653	2,862	(70,492)	(2,041)
Loss from continuing operations	(1,233)	(4,671)	(80,678)	(5,660)
Income from discontinued operations	35	9	89	11
Net loss	(1,198)	(4,662)	(80,589)	(5,649)
Basic and diluted income (loss) per share:(1)
Loss from continuing operations	$(.05)	$(.18)	$(.76)	$(.04)
Income from discontinued operations	-	-	-	-
Net loss	$(.05)	$(.18)	$(.76)	$(.04)

(1)

The sum of the individual quarterly earnings per share may not agree with the year to date earnings per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

		EXHIBIT INDEX
			Page
Exhibit		Title	Number

10.2	†	Form of Restricted Stock Award Agreement for grants made to executives with employment agreements under the Seitel, Inc. 2004 Stock Option Plan.	86

10.7	†	Amendment to Restated Restricted Stock Agreement for Robert D. Monson dated March 22, 2005, effective as of March 14, 2006.	97

10.9	†	Amendment to Restricted Stock Agreement for Kevin P. Callaghan dated March 24, 2005, effective as of March 14, 2006.	100

10.26	†	Summary of 2006 Non-Employee Director and Executive Officer Compensation and Incentive Arrangements.	103

21.1		List of Subsidiaries.	108

23.1		Consent of BKD, LLP.	110

23.2		Consent of Ernst & Young LLP.	112

31.1		Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).	114

31.2		Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).	116

32.1	**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	118

32.2	**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	120

_______________

†    Management contract, compensation plan or arrangement.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

Report of Independent Registered Public Accounting

Firm on Financial Statement Schedules

Audit Committee, Board of Directors

and Stockholders

Seitel, Inc.

Houston, Texas

In connection with our audits of the consolidated financial statements of Seitel, Inc., for the years ended December 31, 2005 and 2004, we have also audited the financial statement schedule listed in item 15(A)(2) of this annual report on Form 10-K for the years ended December 31, 2005 and 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the 2005 and 2004 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Seitel, Inc. (the "Company") as of December 31, 2003, and for the year ended December 31, 2003, and have issued our report thereon dated March 26, 2004, except for Note P, as to which the date is December 17, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

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

/s/ ERNST & YOUNG LLP

Houston, Texas

March 26, 2004

except for Note P,

as to which the date

is December 17, 2004

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

(Amounts in thousands)

	Balance at		Deductions		Balance at
	beginning	Charged to	from		end
	of year	expense	reserves		of year

Year ended December 31, 2005:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-		$3,164
Allowance for doubtful accounts	421	556	(77)		900
Allowance for notes receivable	275	-	-		275
Allowance for stock notes receivable
from former employees	767	-	-		767
Valuation allowance on deferred tax asset	92,606	(214)	(45	)(1)	92,347
Total	$97,233	$342	$(122)		$97,453

Year ended December 31, 2004:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-		$3,164
Allowance for doubtful accounts	799	75	(453)		421
Allowance for notes receivable	275	-	-		275
Allowance for stock notes receivable
from former employees	767	-	-		767
Valuation allowance on deferred tax asset	66,003	25,824	779	(1)	92,606
Total	$71,008	$25,899	$326		$97,233

Year ended December 31, 2003:
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$7,662	$-	$(4,498	)(2)	$3,164
Allowance for doubtful accounts	834	252	(287)		799
Allowance for notes receivable	-	-	275		275
Allowance for stock notes receivable
from former employees	1,847	-	(1,080	)(3)	767
Valuation allowance on deferred tax asset	58,749	7,254	-		66,003
Total	$69,092	$7,506	$(5,590)		$71,008

(1)	Reflects foreign currency differences between years.

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