Form 10-Q
period 2006-03-31
SEITEL INC
filed 2006-05-03
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14488
SEITEL, INC.
(Exact name of registrant as specified in charter)

Delaware	76-0025431
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

10811 S. Westview Circle Drive	77043
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

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

As of April 28, 2006, there were 155,161,731 shares of the Company's common stock, par value $.01 per share outstanding.

(INDEX)

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$80,576	$78,097
Restricted cash	101	85
Receivables
Trade, net of allowance for doubtful accounts of
$1,060 and $900, respectively	36,425	27,385
Notes and other, net of allowance for doubtful accounts
of $275 and $275, respectively	1,134	509
Net seismic data library, net of accumulated amortization
of $899,330 and $879,365, respectively	107,176	111,946
Net property and equipment, net of accumulated depreciation
and amortization of $26,922 and $27,552, respectively	8,953	9,456
Oil and gas operations held for sale	219	194
Investment in marketable securities	82	54
Prepaid expenses, deferred charges and other	13,537	13,071
Deferred income taxes	5,347	5,874

TOTAL ASSETS	$253,550	$246,671

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$24,364	$25,666
Income taxes payable	-	276
Oil and gas operations held for sale	24	40
Debt
Senior Notes	185,395	185,272
Notes payable	368	378
Obligations under capital leases	2,938	2,950
Deferred revenue	44,385	43,250
TOTAL LIABILITIES	257,474	257,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
400,000,000 shares; issued and outstanding 154,860,525 shares
at March 31, 2006 and 153,604,345 shares at December 31, 2005	1,549	1,536
Additional paid-in capital	238,744	241,289
Retained deficit	(249,488)	(256,227)
Deferred compensation - restricted stock	-	(2,944)
Notes receivable from officers and employees for stock purchases	-	(1)
Accumulated other comprehensive income	5,271	5,186
TOTAL STOCKHOLDERS' DEFICIT	(3,924)	(11,161)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$253,550	$246,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

REVENUE	$44,698	$47,306

EXPENSES:
Depreciation and amortization	23,778	33,257
Gain on sale of seismic data	(257)	-
Cost of sales	108	39
Selling, general and administrative	9,030	8,020
	32,659	41,316

INCOME FROM OPERATIONS	12,039	5,990

Interest expense, net	(4,908)	(5,950)
Foreign currency exchange losses	(161)	(192)

Income (loss) from continuing operations before income taxes	6,970	(152)
Provision for income taxes	184	11
Income (loss) from continuing operations	6,786	(163)
Income from discontinued operations	13	17

NET INCOME (LOSS)	$6,799	$(146)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.05	$-
Income from discontinued operations	-	-
Net income (loss)	$.05	$-
Diluted:
Income (loss) from continuing operations	$.04	$-
Income from discontinued operations	-	-
Net income (loss)	$.04	$-

Weighted average number of common and
common equivalent shares:
Basic	150,722	151,851
Diluted	164,344	151,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005

Net income (loss)	$6,799	$(146)

Unrealized gains on securities held as available for sale	34	9

Foreign currency translation adjustments	51	(10)

Comprehensive income (loss)	$6,884	$(147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share amounts)

							Accum-
							ulated
					Deferred	Notes	Other
					Compen-	Receivable	Compre-
			Additional	Retained	sation -	from	hensive
	Common Stock		Paid-In	Earnings	Restricted	Officers &	Income
	Shares	Amount	Capital	(Deficit)	Stock	Employees	(Loss)

Balance, December 31, 2005	153,604,345	$1,536	$241,289	$(256,227)	$(2,944)	$(1)	$5,186
Reclass of deferred compensation - restricted
stock upon adoption of SFAS No. 123(R)	-	-	(2,944)	-	2,944	-	-
Issuance of restricted stock	1,319,256	13	(13)	-	-	-	-
Issuance of common stock to employees	53,927	1	34	-	-	-	-
Cancellation of restricted stock	(17,202)	-	(16)	-	-	-	-
Amortization of stock-based compensation costs	-	-	401	-	-	-	-
Accrual for restricted stock issuance
for performance equity awards	-	-	184	-	-	-	-
Retirement of stock to satisfy employee
tax withholding	(99,801)	(1)	(191)	(60)	-	-	-
Payments received on notes receivable
from officers and employees	-	-	-	-	-	1	-
Net income	-	-	-	6,799	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	51
Unrealized gain on marketable securities	-	-	-	-	-	-	34
Balance March 31, 2006	154,860,525	$1,549	$238,744	$(249,488)	$-	$-	$5,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities of continuing operations:
Net income (loss)	$6,799	$(146)
Income from discontinued operations, net of tax	(13)	(17)
Depreciation and amortization	23,778	33,257
Deferred income tax provision (benefit)	527	(90)
Amortization of deferred financing costs	296	324
Amortization of debt discount	123	111
Amortization of stock-based compensation	401	142
Allowance for collection of trade receivables	160	-
Non-cash compensation expense	203	205
Non-cash expense related to stock options	-	7
Non-cash sales	(3,908)	(5,144)
Gain on sale of property and equipment	(4)	-
Gain on sale of seismic data	(257)	-
Decrease (increase) in receivables	(9,639)	7,134
Decrease (increase) in other assets	(171)	647
Increase (decrease) in deferred revenue	2,951	(3,962)
Increase (decrease) in accounts payable and other liabilities	(7,233)	(7,672)
Net cash provided by operating activities of continuing operations	14,013	24,796

Cash flows from investing activities:
Cash invested in seismic data	(11,092)	(24,218)
Cash paid to acquire property and equipment	(255)	(221)
Cash from disposal of property and equipment	3	-
Increase in restricted cash	(16)	(1)
Net cash used in investing activities of continuing operations	(11,360)	(24,440)

Cash flows from financing activities:
Principal payments on notes payable	(10)	(129)
Principal payments on capital lease obligations	(9)	(424)
Borrowings on line of credit	25	-
Payments on line of credit	(25)	-
Costs of debt and equity transactions	-	(181)
Purchase of common stock subsequently retired	(252)	-
Payments on notes receivable from officers and employees	7	12
Net cash used in financing activities of continuing operations	(264)	(722)

Effect of exchange rate changes	118	103
Net cash provided by discontinued operations (revised):
Cash provided by operating activities	15	106
Cash used in investing activities	(43)	-
Net increase (decrease) in cash and equivalents	2,479	(157)
Cash and cash equivalents at beginning of period	78,097	43,285
Cash and cash equivalents at end of period	$80,576	$43,128

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,178	$12,313
Income taxes	$278	$21
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$2,059	$992

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  The Company has separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in 2005 were reported on a combined basis as a single amount.  The condensed consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited balance sheet of the Company as of that date.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

Contractual Obligations:    As of March 31, 2006, the Company had approximately $324.1 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of			2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter
Debt obligations (1)(2)	$311,658	$11,159	$66,838	$233,559	$102
Capital lease obligations (2)	5,593	216	943	636	3,798
Operating lease obligations	6,832	824	3,187	1,987	834
Total contractual cash obligations	$324,083	$12,199	$70,968	$236,182	$4,734

(1)   Debt obligations include the face amount of the 11.75% senior notes totaling $189 million.

(2)   Amounts include interest related to debt and capital lease obligations.

NOTE B-REVENUE RECOGNITION

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

(INDEX)

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

(INDEX)

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

(INDEX)

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2005

Seismic data library additions	$2,059	$992

Revenue recognized based on
selections of data	2,073	4,757

Revenue recognized related to
acquisition contracts	1,835	387

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

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable.  See Note B for discussion of the process used to determine fair value.

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $432,000 and $414,000 for the three months ended March 31, 2006 and 2005, respectively.

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

(INDEX)

The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  As of April 1, 2006, the amortization rate utilized under the income forecast method for all components is 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating, among other factors, historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base and expected changes in technology and other factors that the Company deems relevant. The cash flow estimates exclude expected future revenues attributable to non-monetary data exchanges and future data creation projects.

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

The Company did not have any impairment charges during the three months ended March 31, 2006 or 2005.

(INDEX)

NOTE D-DEBT

The following is a summary of the Company's debt (in thousands):

	March 31,	December 31,
	2006	2005

11.75% Senior Notes	$189,000	$189,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	368	378
	189,368	189,378
Less: Debt discount	(3,605)	(3,728)
	$185,763	$185,650

11.75% Senior Unsecured Notes:  On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount, of 11.75% Senior Unsecured Notes ("Senior Notes").  The Senior Notes were offered at a discount of 2.325% from their principal amount  and mature July 15, 2011.  As of March 31, 2006, $189 million aggregate principal amount is outstanding.  Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.  The Senior Notes contain restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisition and sales of assets.  As required by their terms, the Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.

From time to time on or before July 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company is required to use 50% of the excess cash flow to fund an offer to repurchase the Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer is required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer is required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to the repurchase payment.  Because of excess cash flow generated for the year ended December 31, 2005, in the first quarter of 2006, the Company made a repurchase offer for principal of up to $8.5 million to the holders of its Senior Notes.  No Senior Notes were tendered in the 2005 excess cash flow offer.  In connection with the 2004 excess cash flow offer, $4 million of Senior Notes were paid down.  Upon a change of control (as defined in the indenture), each holder of the Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $37.1 million (Canadian) at March 31, 2006) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

(INDEX)

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive consisting of payments of $6,417 per month for 36 months commencing June 2003, and payments of $6,000 per month for 84 months commencing June 2006.  The note is non-interest bearing.  The note is guaranteed by Olympic.

NOTE E-EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share is computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.  The computations for basic and diluted net income (loss) per share consist of the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005

Income (loss) from continuing operations	$6,786	$(163)
Income from discontinued operations	13	17
Net income (loss)	$6,799	$(146)

Basic weighted average shares	150,722	151,851
Effect of dilutive securities: (1)
Options and warrants	11,054	-
Employee restricted stock awards	2,568	-
Diluted weighted average shares	164,344	151,851

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.05	$-
Income from discontinued operations	-	-
Net income (loss)	$.05	$-
Diluted:
Income (loss) from continuing operations	$.04	$-
Income from discontinued operations	-	-
Net income (loss)	$.04	$-

(1)         A weighted average quarter-to-date number of options and warrants to purchase 6,310,000 shares of common stock were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted per share net income because they were anti-dilutive.

NOTE F-STOCK-BASED COMPENSATION

On July 2, 2004, the Company's board of directors adopted the Seitel, Inc. 2004 Stock Option Plan (the "Stock Option Plan") and on December 15, 2004, the Company's stockholders approved and adopted it. Under the Stock Option Plan, 7,500,000 shares of our common stock were initially reserved and available for stock-based awards, including options, restricted stock or other stock-based awards.  The exercise price, term and other conditions applicable to each award granted under the Stock Option Plan are generally determined by the Compensation Committee at the time of grant and may vary with each award granted. As of March 31, 2006, no options have been granted under the Stock Option Plan.  Any options that may be issued under the Stock Option Plan shall be issued at or above the market price of the Company's common stock as of the date of issuance, have a term of no more than ten years and vest under varying schedules in accordance with the terms of the respective option agreements.

(INDEX)

On July 2, 2004, the Company granted its chairman of the board ten-year non-statutory options to purchase 100,000 shares of its common stock at an exercise price of $1.30, the market price of the common stock on such date.  Such options became exercisable on July 2, 2005.  Such options were not granted under the Company's Stock Option Plan.  These options were subject to variable plan accounting.

Prior to January 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  Accordingly, no stock-based compensation was reflected in net income (loss) on stock options granted with an exercise price at least equal to the market price of the stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment."  This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. The adoption of SFAS No. 123(R) increased the Company's net income for the three months ended March 31, 2006 by $703,000 or less than $.01 per basic and diluted share.

Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R).  Upon implementation of SFAS 123(R), the Company modified the amortization period which it recognizes compensation expense for its restricted stock issuances related to key executive awards and performance equity awards.  Prior to January 1, 2006, the Company recognized compensation expense for these restricted stock issuances over the service period.  Beginning in 2006, the Company now recognizes compensation expense for these restricted stock issuances beginning with the service inception date through the end of the vesting period resulting in a longer amortization period (less expense recognition) in the first three months of 2006 than in the prior year.

Total stock based compensation expense totaled $0.6 million and $0.4 million during the three months ended March 31, 2006 and 2005, respectively.

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).  The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss:
As reported	$(146)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	-
Pro forma	$(146)
Basic and diluted loss per share:
As reported	$-
Pro forma	$-

(INDEX)

The following summarizes stock option activity during the three months ended March 31, 2006 (shares in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life in Years	(000's)
Outstanding at beginning of year	100	$1.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2006	100	$1.30	8.25	$190
Options exercisable at March 31, 2006	100	$1.30	8.25	$190
Options vested or expected to vest at
March 31, 2006	100	$1.30	8.25	$190

The Company grants shares of its common stock to its employees and directors that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods ("Restricted Stock"). In fiscal 2005, the Company recorded the grant date fair value of unvested shares of Restricted Stock as unearned stock-based compensation ("Deferred Compensation"). In accordance with SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance of Deferred Compensation against additional paid-in capital.

The following table summarizes the activity of non-vested Restricted Stock during the three months ended March 31, 2006 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Non-vested at beginning of year	2,965	$1.36
Granted	1,319	$2.50
Vested	(259)	$1.39
Forfeited	(17)	$1.86
Non-vested at March 31, 2006	4,008	$1.73

The fair value of non-vested shares is determined based on the closing stock price on the grant date.  As of March 31, 2006, there was $3.0 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation expected to be recognized over a weighted average period of 2.4 years.

During the three months ended March 31, 2006, 53,927 shares of common stock were awarded to employees at an average fair value of $2.45.

NOTE G-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at March 31, 2006 and December 31, 2005 of $101,000 and $85,000, respectively, related to collateral on a seismic operations bond.

(INDEX)

During the three months ended March 31, 2006 and 2005, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Three Months Ended March 31,
	2006	2005

Non-monetary exchanges related to resale licensing revenue	$2,037	$605
Non-monetary exchanges from underwriting of new data acquisition	209	387
Less: Non-monetary exchanges for data in progress	(187)	-
Total non-cash additions to seismic data library	$2,059	$992

Non-cash sales consisted of the following for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005

Acquisition revenue on underwriting from non-monetary
exchange contracts	$1,835	$387
Licensing revenue from selections on non-monetary exchange contracts	2,073	4,757
Total non-cash revenue	$3,908	$5,144

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

(INDEX)

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

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2006, the Company did not have any amounts accrued related to the claims set forth above, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On July 2, 2004, Seitel, Inc. (the "Parent") completed a private placement of 11.75% Senior Unsecured Notes in the aggregate principal amount of $193 million, of which $189 million was outstanding at March 31, 2006. Seitel, Inc.'s payment obligations under the Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of March 31, 2006 and December 31, 2005, and the consolidating condensed statements of operations and statements of cash flows for the quarters ended March 31, 2006 and 2005 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(INDEX)

CONSOLIDATING CONDENSED BALANCE SHEET

As of March 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$75,554	$5,022	$-	$80,576
Restricted cash	-	101	-	-	101
Receivables
Trade, net	-	23,417	13,008	-	36,425
Notes and other, net	59	401	674	-	1,134
Intercompany receivables (payables)	262,342	(262,043)	(31)	(268)	-
Investment in subsidiaries	(84,598)	251,022	41,909	(208,333)	-
Net seismic data library	-	65,235	45,972	(4,031)	107,176
Net property and equipment	-	4,592	4,361	-	8,953
Oil and gas operations held for sale	-	219		-	219
Investment in marketable securities	-	-	82	-	82
Prepaid expenses, deferred charges
and other	5,496	7,199	842	-	13,537
Deferred income taxes	-	-	5,347	-	5,347

TOTAL ASSETS	$183,299	$165,697	$117,186	$(212,632)	$253,550

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$6,741	$9,667	$7,956	$-	$24,364
Oil and gas operations held for sale	-	24	-	-	24
Senior Notes	185,395	-	-	-	185,395
Notes payable	368	-	-	-	368
Obligations under capital leases	-	-	2,938	-	2,938
Deferred revenue	-	32,123	12,262	-	44,385
TOTAL LIABILITIES	192,504	41,814	23,156	-	257,474

STOCKHOLDERS' EQUITY
Common stock	1,549	-	-	-	1,549
Additional paid-in capital	238,744	-	-	-	238,744
Parent investment	-	209,770	22,186	(231,956)	-
Retained earnings (deficit)	(249,488)	(85,878)	66,563	19,315	(249,488
Accumulated other comprehensive
income (loss)	(10)	(9)	5,281	9	5,271
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)	(9,205)	123,883	94,030	(212,632)	(3,924

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$183,299	$165,697	$117,186	$(212,632)	$253,550

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$31,297	$14,209	$(808)	$44,698

EXPENSES:
Depreciation and amortization	-	14,090	9,864	(176)	23,778
Gain on sale of seismic data	-	(2,403)	-	2,146	(257)
Cost of sales	-	104	4	-	108
Selling, general and administrative	572	5,695	3,571	(808)	9,030
	572	17,486	13,439	1,162	32,659

INCOME (LOSS) FROM OPERATIONS	(572)	13,811	770	(1,970)	12,039

Interest expense, net	(429)	(4,139)	(340)	-	(4,908)
Foreign currency exchange gains (losses)	-	53	(214)	-	(161)

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(1,001)	9,725	216	(1,970)	6,970
Provision for income taxes	-	34	150	-	184
Equity in income of subsidiaries	7,800	65	-	(7,865)	-

Income from continuing operations	6,799	9,756	66	(9,835)	6,786

Income from discontinued operations	-	13	-	-	13

NET INCOME	$6,799	$9,769	$66	$(9,835)	$6,799

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(11,630)	$19,733	$5,910	$-	$14,013

Cash flows from investing activities:
Cash invested in seismic data	-	(7,453)	(5,785)	2,146	(11,092)
Cash paid to acquire property
and equipment	-	(136)	(119)	-	(255)
Cash from sale of seismic data	-	2,146	-	(2,146)	-
Cash from disposal of property
and equipment	-	3	-	-	3
Increase in restricted cash	-	(16)	-	-	(16)
Net cash used in investing activities
of continuing operations	-	(5,456)	(5,904)	-	(11,360)

Cash flows from financing activities:
Principal payments on notes payable	(10)	-	-	-	(10)
Principal payments on capital
lease obligations	-	-	(9)	-	(9)
Borrowings on line of credit	-	-	25	-	25
Payments on line of credit	-	-	(25)	-	(25)
Purchase of common stock
subsequently retired	(252)	-	-	-	(252)
Payments on notes receivable from
officers, employees and director	-	7	-	-	7
Intercompany transfers	11,892	(10,132)	(1,760)	-	-
Net cash provided by (used in)
financing activities of
continuing operations	11,630	(10,125)	(1,769)	-	(264)

Effect of exchange rate changes	-	-	118	-	118
Cash flows from discontinued operations:
Cash provided by operating activities	-	15	-	-	15
Cash used in investing activities	-	(43)	-	-	(43)
Net increase (decrease) in cash
and cash equivalents	-	4,124	(1,645)	-	2,479
Cash and cash equivalents at
beginning of period	-	71,430	6,667	-	78,097
Cash and cash equivalents at end of period	$-	$75,554	$5,022	$-	$80,576

(INDEX)

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$71,430	$6,667	$-	$78,097
Restricted cash	-	85	-	-	85
Receivables
Trade, net	-	17,150	10,235	-	27,385
Notes and other, net	59	40	410	-	509
Intercompany receivables (payables)	268,213	(269,191)	978	-	-
Investment in subsidiaries	(92,421)	251,704	41,454	(200,737)	-
Net seismic data library	-	69,056	44,950	(2,060)	111,946
Net property and equipment	-	4,825	4,631	-	9,456
Oil and gas operations held for sale	-	194	-	-	194
Investment in marketable securities	-	-	54	-	54
Prepaid expenses, deferred charges
and other	5,794	6,559	718	-	13,071
Deferred income taxes	-	-	5,874	-	5,874

TOTAL ASSETS	$181,645	$151,852	$115,971	$(202,797)	$246,671

LIABILITIES AND STOCKHOLDERS'
EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$12,350	$8,947	$4,369	$-	$25,666
Income taxes payable	-	-	276	-	276
Oil and gas operations held for sale	-	40	-	-	40
Senior Notes	185,272	-	-	-	185,272
Notes payable	378	-	-	-	378
Obligations under capital leases	-	-	2,950	-	2,950
Deferred revenue	-	28,752	14,498	-	43,250
TOTAL LIABILITIES	198,000	37,739	22,093	-	257,832

STOCKHOLDERS' EQUITY
Common stock	1,536	-	-	-	1,536
Additional paid-in capital	241,289	-	-	-	241,289
Parent investment	-	209,770	22,186	(231,956)	-
Retained earnings (deficit)	(256,227)	(95,647)	66,497	29,150	(256,227)
Deferred compensation - restricted stock	(2,944)	-	-	-	(2,944)
Notes receivable from officers
and employees	-	(1)	-	-	(1)
Accumulated other comprehensive
income (loss)	(9)	(9)	5,195	9	5,186
TOTAL STOCKHOLDERS' EQUITY
(DEFICIT)	(16,355)	114,113	93,878	(202,797)	(11,161)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$181,645	$151,852	$115,971	$(202,797)	$246,671

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$27,387	$21,604	$(1,685)	$47,306

EXPENSES:
Depreciation and amortization	-	19,446	13,952	(141)	33,257
Cost of sales	-	32	7	-	39
Selling, general and administrative	514	4,928	4,263	(1,685)	8,020
	514	24,406	18,222	(1,826)	41,316

INCOME (LOSS) FROM OPERATIONS	(514)	2,981	3,382	141	5,990

Interest expense, net	(448)	(4,858)	(644)	-	(5,950)
Foreign currency exchange gains (losses)	-	5	(197)	-	(192)

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(962)	(1,872)	2,541	141	(152)
Provision for income taxes	-	5	6	-	11
Equity in income of subsidiaries	816	2,541	-	(3,357)	-

Income (loss) from continuing operations	(146)	664	2,535	(3,216)	(163)

Income from discontinued operations	-	17	-	-	17

NET INCOME (LOSS)	$(146)	$681	$2,535	$(3,216)	$(146)

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(12,754)	$23,636	$13,914	$-	$24,796

Cash flows from investing activities:
Cash invested in seismic data	-	(11,047)	(13,171)	-	(24,218)
Cash paid to acquire property
and equipment	-	(160)	(61)	-	(221)
Increase in restricted cash	-	(1)	-	-	(1)
Net cash used in investing activities
of continuing operations	-	(11,208)	(13,232)	-	(24,440)

Cash flows from financing activities:
Principal payments on notes payable	(9)	(120)	-	-	(129)
Principal payments on capital
lease obligations	(417)	-	(7)	-	(424)
Costs of debt and equity transactions	(181)	-	-	-	(181)
Payments on notes receivable from
officers, employees and director	-	12	-	-	12
Intercompany transfers	13,361	(13,361)	-	-	-
Net cash provided by (used in)
financing activities of
continuing operations	12,754	(13,469)	(7)	-	(722)

Effect of exchange rate changes	-	-	103	-	103
Cash flows from discontinued
operations (revised):
Cash provided by operating activities	-	106	-	-	106
Net increase (decrease) in cash
and cash equivalents	-	(935)	778	-	(157)
Cash and cash equivalents
at beginning of period	-	30,745	12,540	-	43,285
Cash and cash equivalents at end of period	$-	$29,810	$13,318	$-	$43,128

(INDEX)

NOTE J-RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  The Company adopted SFAS No. 123(R) effective January 1, 2006.  Adoption of this standard increased the Company's net income by $703,000 for the three months ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29".  This statement addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance.  This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company adopted SFAS No. 153 effective January 1, 2006.  Adoption of this standard did not have any financial impact on the Company.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Other than the adoption of SFAS No. 123(R), the Company did not have any accounting changes or error corrections; therefore, the adoption of SFAS No. 154 on January 1, 2006 did not have any affect on the Company's financial position, results of operations or cash flows.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements.  The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

(INDEX)

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

Our primary areas of focus are onshore U.S. and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.  These markets continue to experience major changes.  Having spent several years increasing their focus on international exploration opportunities, several major oil companies are becoming more active in the U.S. market than in the past few years.  Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity.  Production decline rates are accelerating worldwide and are the most pronounced in mature fields of North America, while commodity prices for oil and natural gas are at high levels.  We expect the demand for natural gas to continue to increase, which we anticipate will increase exploration activity over the next two to three years in the U.S. and Canada.

Since 2002, we have focused on our core business activities, improved our capital spending discipline and reduced operating costs.  We believe our operating cost structure is aligned with our current level of business.  Since emerging from bankruptcy in 2004, the principal amount of our outstanding indebtedness has been reduced to $188.7 million at March 31, 2006 and our cash balance has grown to $80.6 million at March 31, 2006.

Over the last two years, we have achieved an average return on investment in excess of 40% on new data acquired.  We determine return on investment by dividing the amount of non-exclusive data license revenue earned on data added to our library by the amount of the gross investment in the data, net of underwriting.  This percentage is useful because it reflects our ability to recover the capital investment on data added to our library, but should not be considered as an alternative to net income, as an indicator of our operating performance or as a measure of liquidity, including as an alternative to cash flows from operating activities.  We believe that we will be able to sustain the improvement of our return on investment over the next year provided the overall demand for seismic data remains strong with the higher commodity prices.  Our clients continue to seek our services to create data in the U.S. and in Canada.  Our current commitment for underwriting on new data creation projects is $32.7 million, more than double from a year ago.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data.  Demand for our products and services is cyclical due to the nature of the energy industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, their willingness to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted petroleum commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic areas covered by our seismic data.

(INDEX)

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

Natural Gas Reserve Replacement.  Oil and gas reserves are currently being depleted at a rate estimated by industry analysts of 5% to 10% per year for the major oil and gas operators. As a result, we believe there is an increasing need in the oil and gas industry to replace these reserves, which we anticipate will increase the demand for our seismic data.

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

(INDEX)

Cash Resales

Cash resales represent new contracts for data licenses from our library, payable in cash. We expect cash resales to generally follow a consistent trend over several quarters, while considering our normal seasonality. Volatility in this trend over several consecutive quarters could indicate changing market conditions.  The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cash resales	$33,626	$24,212
Other revenue components:
Acquisition revenue	10,644	12,419
Non-monetary exchanges	2,037	605
Revenue deferred	(14,883)	(12,667)
Recognition of revenue previously deferred	11,004	21,625
Solutions and other	2,270	1,112
Total revenue, as reported	$44,698	$47,306

Cash Margin

Cash margin includes cash resales plus all other cash revenues other than from data acquisitions, gain on sale of seismic data, less cash selling, general and administrative expenses and cost of goods sold.  We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers).  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cash margin	$27,619	$17,619
Add (subtract) other revenue components not
included in cash margin:
Acquisition revenue	10,644	12,419
Non-monetary exchanges	2,037	605
Revenue deferred	(14,883)	(12,667)
Recognition of revenue previously deferred	11,004	21,625
Less:
Depreciation and amortization	(23,778)	(33,257)
Non-cash operating expenses	(604)	(354)
Operating income, as reported	$12,039	$5,990

Growth of Our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2006 to April 28, 2006, we completed the addition of approximately 730 square miles of seismic data to our library.  For the year ended December 31, 2005, we completed the addition of approximately 2,100 square miles of seismic data to our library.  As of April 28, 2006, we had approximately 700 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

As of January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," to account for stock based employee compensation.  SFAS 123(R) requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards. Other than the adoption of SFAS No. 123(R), there have not been any changes in our critical accounting policies since December 31, 2005.

(INDEX)

Results of Operations

The following table summarizes the components of our revenue for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended
	March 31,
	2006	2005

Acquisition revenue:
Cash underwriting	$8,809	$12,032
Underwriting from non-monetary exchanges	1,835	387
Total acquisition revenue	10,644	12,419
Licensing revenue:
Cash resales	33,626	24,212
Non-monetary exchanges	2,037	605
Revenue deferred	(14,883)	(12,667)
Recognition of revenue previously deferred	11,004	21,625
Total resale revenue	31,784	33,775
Solutions and other	2,270	1,112
Total revenue	$44,698	$47,306

Total revenue decreased 5.5% between periods.  Cash resales and non-monetary exchanges increased 43.7% from the first quarter of 2005 to the first quarter of 2006 reflecting the continued strong demand for our seismic data in all areas.  This increase was offset by a reduction of $12.8 million in the level of timing of revenue recognition (i.e., revenue deferred and recognition of revenue previously deferred).  The first quarter of 2005 included an unusually high level of revenue recognized from previously deferred contracts, or selections, resulting in a $10.6 million decrease between periods.  Acquisition revenue decreased $1.8 million in 2006, or 14.3%, primarily due to lower acquisition revenue in Canada due to a later start on the winter programs than in 2005.  Solutions and other revenue increased by 104% from the first quarter of 2005 primarily due to an increase in the level of reproduction and delivery services provided in the first quarter of 2006.

At March 31, 2006, we had a deferred revenue balance of $44.4 million, compared to the December 31, 2005 balance of $43.3 million.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Seismic data library amortization amounted to $23.1 million in the first quarter of 2006 compared to $32.2 million in the first quarter of 2005.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of seismic licensing revenue is summarized as follows (in thousands):

	Three Months Ended		Percentage of
Components of Amortization	March 31,		Revenue
	2006	2005	2006	2005
Income forecast	$15,900	$20,794	37.5%	45.0%
Straight-line	7,214	11,432	17.0%	24.8%
Total	$23,114	$32,226	54.5%	69.8%

The decrease in the percentage of income forecast amortization to revenue in 2006 is primarily due to the mix of data being licensed, including the effects of the level of revenue recognized on fully amortized data.  In the first quarter of 2006, 62% of resale revenue recognized was from data whose costs were fully amortized as compared to 49% in the first quarter of 2005.  The decrease in the amount of straight-line amortization is principally due to surveys that were less than four years of age at the time of the revision in useful life becoming fully amortized.

(INDEX)

In the first quarter of 2006, we sold certain seismic surveys located in Canada as required by an agreement entered into in 1993.  We recorded a gain of $257,000 related to such sale.

Selling, general and administrative ("SG&A") expenses were $9.0 million in the first quarter of 2006 compared to $8.0 million in the first quarter of 2005.   The increase in SG&A expense is primarily due to (1) an increase in compensation expense resulting from performance based compensation expense associated with the Company's incentive compensation plan and merit increases in base salaries and (2) an increase in professional fees incurred during the first quarter of 2006 resulting from the timing of services provided.  Partially offsetting these increases was a reduction in commission expense due to lower revenue recognized in the first quarter of 2006 and a lower effective commission rate on selections of data from our library as compared to the prior year.

Interest expense, net, was $4.9 million in the first quarter of 2006 compared to $6.0 million in the first quarter of 2005.  The decreased expense is due to a higher level of interest income resulting from increased cash balances as well as improved rates of return.

Tax expense was $184,000 in the first quarter of 2006 compared to $11,000 in the first quarter of 2005.  The 2006 expense primarily relates to taxes on our Canadian operations.  The income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no tax expense in the U.S. for the 2006 first quarter.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of April 28, 2006, we had approximately $84.2 million in consolidated cash, cash equivalents and short-term investments.

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

Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  The facility expires on July 2, 2007.  At April 28, 2006, there was no outstanding balance under the facility and there was $30 million of availability.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.  We were in compliance with all such covenants and ratios as of March 31, 2006.

Canadian Credit Facility.  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has in place a revolving credit facility which allows it to borrow up to $5 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $37.1 million (Canadian) at March 31, 2006) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of April 28, 2006, no amounts were outstanding on this revolving line of credit and $5 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

(INDEX)

11.75% Senior Unsecured Notes.  On July 2, 2004, we issued, in a private placement, $193 million aggregate principal amount of 11.75% senior unsecured notes.  These notes were offered at a discount of 2.325% from their principal amount and mature on July 15, 2011.  As of April 28, 2006, $189 million aggregate principal amount is outstanding.  Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. As required by their terms, our 11.75% senior notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. The 11.75% senior notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries on a senior basis.  The 11.75% senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisitions and sales of assets.

From time to time on or before July 15, 2007, we may redeem up to 35% of the aggregate principal amount of our 11.75% senior notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year we have excess cash flow (as defined in the indenture) in excess of $5.0 million, we are required to use 50% of the excess cash flow to fund an offer to repurchase our 11.75% senior notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If we have less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  We are required to make a repurchase offer only if there is no event of default under our revolving credit facilities prior to and after giving effect to the repurchase payment.  In March 2006, we offered to repurchase up to $8.5 million of the notes under the excess cash flow requirement.  No notes were tendered in connection with this offer.  In connection with the 2004 excess cash flow offer, $4 million of notes were paid down.  Upon a change of control (as defined in the indenture), each holder of our 11.75% senior notes will have the right to require us to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

As of March 31, 2006, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of			2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter
Debt obligations (1)(2)	$311,658	$11,159	$66,838	$233,559	$102
Capital lease obligations (2)	5,593	216	943	636	3,798
Operating lease obligations	6,832	824	3,187	1,987	834
Total contractual cash obligations	$324,083	$12,199	$70,968	$236,182	$4,734

(1)         Debt obligations include the face amount of our 11.75% senior notes totaling $189 million.

(2)         Amounts include interest related to debt and capital lease obligations.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $14.0 million and $24.8 million for the three months ended March 31, 2006 and 2005, respectively.  The decrease from 2005 to 2006 was primarily due to a reduction in the amount of cash received from customers.  In the first quarter of 2005, collections of receivables were higher than the first quarter of 2006 due to the high accounts receivable balance at December 31, 2004.

Investing Activities.  Cash flows used by investing activities from continuing operations were $11.4 million and $24.4 million for the three months ended March 31, 2006 and 2005, respectively.  Cash expenditures for seismic data were $11.1 million and $24.2 million for the three months ended March 31, 2006 and 2005, respectively.  The decrease in cash invested in seismic data was primarily due to lower cash purchases of data in the 2006 first quarter as well as the effect of working capital changes.

(INDEX)

Financing Activities.  Cash flows used in financing activities were $264,000 and $722,000 for the three months ended March 31, 2006 and 2005, respectively.  During the three months ended March 31, 2006 payments on term loans and capital leases equaled $19,000, as compared to $553,000 in the 2005 period.

Anticipated Liquidity.  Our ability to make required payments of principal and interest on borrowings under our revolving credit facilities and our 11.75% senior notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our 11.75% senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of March 31, 2006, we had a net deferred tax asset of $5.4 million attributable to our Canadian operations, which was partially offset by a valuation allowance of $57,000.  In the U.S., we had a net deferred tax asset of $89.1 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of March 31, 2006, the recovery of the U.S. deferred tax asset is not assured of realization.

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

Capital Expenditures

During the first three months of 2006, capital expenditures for seismic data and other property and equipment amounted to $18.6 million.  Our capital expenditures for the remainder of 2006 are presently estimated to be $74.4 million.  The first quarter 2006 actual and 2006 estimated remaining capital expenditures are comprised of the following (in thousands):

	Actual for
	Three Months	Estimate For
	Ended	Remainder of
	March 31, 2006	2006
New data acquisition	$14,842	$50,458
Cash purchases of seismic data and other	1,459	5,241
Non-monetary exchanges	2,059	16,641
Other property and equipment	266	2,034
Total capital expenditures	18,626	74,374
Less: Non-monetary exchanges	(2,059)	(16,641)
Changes in working capital	(5,220)	-
Cash investment per statement of cash flows	$11,347	$57,733

The capital expenditures discussed above are within the capital expenditure limitations imposed by our 11.75% senior notes and U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Actual for
	Three Months	Estimate For
	Ended	Remainder of
	March 31, 2006	2006
Total capital expenditures	$18,626	$74,374
Less:
Non-cash additions	(2,059)	(16,641)
Cash underwriting	(8,809)	(31,291)
Capital expenditures funded from operating cash flow	$7,758	$26,442

(INDEX)

As of April 28, 2006, we had capital expenditure commitments related to data acquisition projects of approximately $44.6 million of which we have obtained approximately $30.5 million of cash underwriting and $2.2 million of underwriting for non-monetary exchanges.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  The Company adopted SFAS No. 123(R) effective January 1, 2006.  Adoption of this standard increased the Company's net income by $703,000 for the three months ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29".  This statement addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance.  This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company adopted SFAS No. 153 effective January 1, 2006.  Adoption of this standard did not have any financial impact on the Company.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Other than the adoption of SFAS No. 123(R), the  Company did not have any accounting changes or error corrections; therefore, the adoption of SFAS No. 154 on January 1, 2006 did not have any affect on the Company's financial position, results of operations or cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates.  As of March 31, 2006, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

(INDEX)

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in the market risk exposures since December 31, 2005.

Item 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2006 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

See Part I, Item 1, Note H to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1.A.   RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our 2005 Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2006 - January 31, 2006	15,600	$2.15	-	-
February 1, 2006 - February 28, 2006	70,095	2.47	-	-
March 1, 2006 - March 31, 2006	14,106	3.23	-	-
Total	99,801	$2.53	-	-

(1)         Represents shares that were withheld by or returned to us to satisfy tax withholding obligations that arose upon the issuance of common stock to employees or the vesting of restricted stock.  Such shares have been retired.

(INDEX)

Items 3., 4. and 5.  Not applicable.

Item 6.   EXHIBITS

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

10.1	†

Form of Restricted Stock Award Agreement for grants made to executives with employment agreements under the Seitel, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 15, 2006).

10.2	†

Amendment to Restated Restricted Stock Agreement for Robert D. Monson dated March 22, 2005, effective as of March 14, 2006 (incorporated by reference from Exhibit 10.7 to the annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 15, 2006).

10.3	†

Amendment to Restricted Stock Agreement for Kevin P. Callaghan dated March 24, 2005, effective as of March 14, 2006 (incorporated by reference from Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 15, 2006).

10.4	†

Summary of 2006 Non-Employee Director and Executive Officer Compensation and Incentive Arrangements. (incorporated by reference from Exhibit 10.26 to the annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 15, 2006).

31.1	*	Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).

32.1	**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

32.2	**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

_______________

†     Management contract, compensation plan or arrangement.

*      Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

(INDEX)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: May	2,	2006	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: May	2,	2006	/s/	William J. Restrepo
				William J. Restrepo
				Chief Financial Officer

(INDEX)

		EXHIBIT INDEX

Exhibit		Title	Page
			Number

31.1	*	Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).	38

31.2	*	Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).	40

32.1	**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	42

32.2	**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	44

_______________

*      Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.