Form 10-Q
period 2006-06-30
SEITEL INC
filed 2006-08-09
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-14488
SEITEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0025431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10811 S. Westview Circle Drive
Building C, Suite 100
Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(713) 881-8900

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

As of July 31, 2006, there were 155,343,662 shares of the Company's common stock, par value $.01 per share outstanding.

(INDEX)

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$88,328	$78,097
Restricted cash	102	85
Receivables
Trade, net of allowance for doubtful accounts of
$1,035 and $900, respectively	43,668	27,385
Notes and other, net of allowance for doubtful accounts
of $275 and $275, respectively	1,146	509
Net seismic data library, net of accumulated amortization
of $927,802 and $879,365, respectively	123,778	111,946
Net property and equipment, net of accumulated depreciation
and amortization of $28,257and $27,552, respectively	8,622	9,456
Oil and gas operations held for sale	358	194
Investment in marketable securities	74	54
Prepaid expenses, deferred charges and other	14,008	13,071
Deferred income taxes	5,611	5,874

TOTAL ASSETS	$285,695	$246,671

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$38,383	$25,666
Income taxes payable	43	276
Oil and gas operations held for sale	148	40
Debt
Senior Notes	185,522	185,272
Notes payable	361	378
Obligations under capital leases	3,065	2,950
Deferred revenue	47,945	43,250
TOTAL LIABILITIES	275,467	257,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
400,000,000 shares; issued and outstanding 155,387,831 shares
at June 30, 2006 and 153,604,345 shares at December 31, 2005	1,554	1,536
Additional paid-in capital	239,363	241,289
Retained deficit	(236,869)	(256,227)
Deferred compensation - restricted stock	-	(2,944)
Notes receivable from officers and employees for stock purchases	-	(1)
Accumulated other comprehensive income	6,180	5,186
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,228	(11,161)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$285,695	$246,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005

REVENUE	$48,542	$35,961

EXPENSES
Depreciation and amortization	23,034	23,665
Loss on sale of seismic data	26	-
Cost of sales	55	49
Selling, general and administrative expenses	8,906	7,318
	32,021	31,032

INCOME FROM OPERATIONS	16,521	4,929

Interest expense, net	(4,989)	(6,029)
Foreign currency exchange gains (losses)	1,295	(625)
Loss on sale of security	-	(11)

Income (loss) from continuing operations before income taxes	12,827	(1,736)

Provision (benefit) for income taxes	199	(1,039)

Income (loss) from continuing operations	12,628	(697)

Income (loss) from discontinued operations	(9)	2

NET INCOME (LOSS)	$12,619	$(695)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.08	$-
Income (loss) from discontinued operations	-	-
Net income (loss)	$.08	$-
Diluted:
Income (loss) from continuing operations	$.08	$-
Income (loss) from discontinued operations	-	-
Net income (loss)	$.08	$-

Weighted average number of common and
common equivalent shares:
Basic	150,857	152,276
Diluted	166,760	152,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,

2006

2005

REVENUE	$93,240	$83,267

EXPENSES
Depreciation and amortization	46,812	56,922
Gain on sale of seismic data	(231)	-
Cost of sales	163	88
Selling, general and administrative expenses	17,936	15,338
	64,680	72,348

INCOME FROM OPERATIONS	28,560	10,919

Interest expense, net	(9,897)	(11,979)
Foreign currency exchange gains (losses)	1,134	(817)
Loss on sale of security	-	(11)

Income (loss) from continuing operations before income taxes	19,797	(1,888)

Provision (benefit) for income taxes	383	(1,028)

Income (loss) from continuing operations	19,414	(860)

Income from discontinued operations	4	19

NET INCOME (LOSS)	$19,418	$(841)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.13	$(.01)
Income from discontinued operations	-	-
Net income (loss)	$.13	$(.01)
Diluted:
Income (loss) from continuing operations	$.12	$(.01)
Income from discontinued operations	-	-
Net income (loss)	$.12	$(.01)

Weighted average number of common and
common equivalent shares:
Basic	150,790	152,065
Diluted	165,717	152,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended

			Six Months Ended
	June 30,		June 30,
	2006

		2005

			2006	2005

Net income (loss)	$12,619	$(695)	$19,418	$(841)

Unrealized gains (losses) on securities held as
available for sale:
Unrealized net holding gains (losses) arising
during period	(15)	1	19	10
Less: Reclassification adjustment for
losses included in income	-	11	-	11

Foreign currency translation adjustments	924	(173)	975	(183)

Comprehensive income (loss)	$13,528	$(856)	$20,412	$(1,003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share amounts)

							Accum-
					Deferred	Notes	ulated
					Compen-	Receivable	Other
			Additional	Retained	sation -	from	Compre-
	Common Stock		Paid-In	Earnings	Restricted	Officers &	hensive
	Shares	Amount	Capital	(Deficit)	Stock	Employees	Income

Balance, December 31, 2005	153,604,345	$1,536	$241,289	$(256,227)	$(2,944)	$(1)	$5,186
Reclass of deferred compensation - restricted
stock upon adoption of SFAS No. 123(R)	-	-	(2,944)	-	2,944	-	-
Issuance of restricted stock	1,840,522	18	(18)	-	-	-	-
Issuance of common stock to employees	108,327	1	225	-	-	-	-
Cancellation of restricted stock	(17,202)	-	(16)	-	-	-	-
Amortization of stock-based compensation costs	-	-	848	-	-	-	-
Accrual for restricted stock issuance
for performance equity awards	-	-	340	-	-	-	-
Retirement of stock to satisfy employee
tax withholding	(148,161)	(1)	(361)	(60)	-	-	-
Payments received on notes receivable
from officers and employees	-	-	-	-	-	1	-
Net income	-	-	-	19,418	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	975
Unrealized gain on marketable securities	-	-	-	-	-	-	19
Balance, June 30, 2006	155,387,831	$1,554	$239,363	$(236,869)	$-	$-	$6,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

 (in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net income (loss)	$19,418	$(841)
Income from discontinued operations, net of tax	(4)	(19)
Depreciation and amortization	46,812	56,922
Deferred income tax provision (benefit)	509	(1,786)
Amortization of deferred financing costs	593	793
Amortization of debt discount	250	310
Amortization of deferred compensation	848	343
Allowance for collection of trade receivables	160	-
Non-cash compensation expense	550	401
Non-cash expense related to stock options	-	16
Non-cash revenue	(7,627)	(10,491)
Loss (gain) on sale of property and equipment	(4)	1
Gain on sale of seismic data	(231)	-
Loss on sale of security	-	11
Decrease (increase) in receivables	(16,332)	8,951
Decrease (increase) in other assets	(44)	1,171
Increase (decrease) in deferred revenue	5,692	(6,533)
Decrease in accounts payable and other liabilities	(371)	(3,396)
Net cash provided by operating activities of continuing operations	50,219	45,853

Cash flows from investing activities:
Cash invested in seismic data	(37,987)	(36,424)
Cash paid to acquire property and equipment	(485)	(542)
Cash received from disposal of property and equipment	3	13
Cash from sale of security	-	4
Decrease (increase) in restricted cash	(17)	79
Net cash used in investing activities of continuing operations	(38,486)	(36,870)

Cash flows from financing activities:
Principal payments on senior notes	-	(4,000)
Principal payments on notes payable	(17)	(219)
Principal payments on capital lease obligations	(19)	(864)
Borrowings on line of credit	25	-
Payments on line of credit	(25)	-
Costs of debt and equity transactions	-	(185)
Purchases of common stock subsequently retired	(422)	-
Payments on notes receivable from officers and employees	13	24
Net cash used in financing activities of continuing operations	(445)	(5,244)

Effect of exchange rate changes	(1,005)	609
Net cash provided by (used in) discontinued operations (revised):
Cash provided by (used in) operating activities	(6)	132
Cash used in investing activities	(46)	(1)
Net increase in cash and equivalents	10,231	4,479
Cash and equivalents at beginning of period	78,097	43,285
Cash and equivalents at end of period	$88,328	$47,764

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	11,250	12,591
Income taxes	279	5
Income tax refunds received	137	-
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	6,812	4,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2006

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  The Company has separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in 2005 were reported on a combined basis as a single amount.  The condensed consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited balance sheet of the Company as of that date.  Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

Contractual Obligations:    As of June 30, 2006, the Company had approximately $324.2 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of			2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter
Debt obligations (1)(2)	$311,645	$11,146	$66,838	$233,559	$102
Capital lease obligations (2)	5,779	151	987	665	3,976
Operating lease obligations	6,746	562	3,269	2,044	871
Total contractual cash obligations	$324,170	$11,859	$71,094	$236,268	$4,949

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

Revenue from the creation of new seismic data is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required.  Management believes that this method is the most reliable and representative measure of progress for its data creation projects.  The duration of most data creation projects is generally less than one year.  Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.

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

  Library card license contract - The customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The length of the selection periods under the library card contracts is limited in time and varies from customer to customer.

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

(INDEX)

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

In non-monetary exchange transactions, the Company records a data library asset for the seismic data received at the time the contract is entered into and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, which is, when the data is selected by the customer, or revenue from data acquisition, as applicable.  The data license to the customer is in the form of one of the four basic forms of contracts discussed above.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

(INDEX)

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Seismic data library additions	$4,753	$3,797	$6,812	$4,789

Revenue recognized based on specific
data licenses or selections of data	3,011	5,037	5,084	9,794

Revenue recognized related to
acquisition contracts	701	310	2,536	697

Revenue recognized related to data
management services	7	-	7	-

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $473,000 and $427,000 for the three months ended June 30, 2006 and 2005, respectively, and $905,000 and $841,000 for the six months ended June 30, 2006 and 2005, respectively.

Data Library Amortization

The Company amortizes its seismic data library investment using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over the useful life of the data.  With respect to each survey in the data library, the useful life policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

(INDEX)

The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component.  This forecast is made by the Company annually and reviewed quarterly.  If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component.  The lowest amortization rate the Company applies using the income forecast method is 70%.  In addition, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library investment, and if required under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such investment.  See discussion on "Seismic Data Library Impairment" below.

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  As of July 1, 2006, the amortization rate utilized under the income forecast method for all components is 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

Seismic Data Library Impairment

The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments:  (I) Gulf of Mexico offshore comprised of the following components:  (a) multi-component data, (b) ocean bottom cable data, (c) shelf data, (d) deep water data, and (e) value-added products; (II)  North America onshore comprised of the following components: (a) Texas Gulf Coast, (b) northern, eastern and western Texas, (c) southern Louisiana/Mississippi, (d) northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America.  The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

As events or conditions require, the Company evaluates the recoverability of its seismic data library investment in accordance with SFAS No. 144.  The Company evaluates its seismic data library investment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The Company considers the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when its seismic data investment should be evaluated for impairment.  In evaluating sales performance of each component, the Company generally considers three consecutive quarters of actual performance below forecasted sales, among other things, to be an indicator of potential impairment.

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

(INDEX)

The estimation of future cash flows and fair value is highly subjective and inherently imprecise.  Estimates can change materially from period to period based on many factors, including those described in the preceding paragraph. Accordingly, if conditions change in the future, the Company may record further impairment losses relative to its seismic data library investment, which could be material to any particular reporting period.

The Company did not have any impairment charges during the six months ended June 30, 2006 or 2005.

NOTE D-DEBT

The following is a summary of the Company's debt (in thousands):

	June 30,	December 31,
	2006	2005

11.75% Senior Notes	$189,000	$189,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	361	378
	189,361	189,378
Less: Debt discount	(3,478)	(3,728)
	$185,883	$185,650

11.75% Senior Unsecured Notes:  On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount, of 11.75% Senior Unsecured Notes ("Senior Notes").  The Senior Notes were offered at a discount of 2.325% from their principal amount and mature July 15, 2011.  As required by their terms, the Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  As of June 30, 2006, $189.0 million aggregate principal amount of Senior Notes is outstanding.  Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.  The Senior Notes contain restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisition and sales of assets.

From time to time on or before July 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company is required to use 50% of the excess cash flow to fund an offer to repurchase the Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer is required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer is required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to the repurchase payment.  Because of excess cash flow generated for the year ended December 31, 2005, in the first quarter of 2006, the Company made a repurchase offer for up to $8.5 million aggregate principal amount of Senior Notes.  No Senior Notes were tendered in the 2005 excess cash flow offer.  In connection with the 2004 excess cash flow offer, $4.0 million aggregate principal amount of Senior Notes were tendered and accepted.  Upon a change of control (as defined in the indenture), each holder of the Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

(INDEX)

Revolving Credit Facility:  On April 16, 2004, the Company entered into a revolving credit facility with Wells Fargo Foothill, Inc., as lender, to which a revolving loan commitment of $30.0 million, subject to borrowing base limitations, was made available on July 2, 2004.  Interest is payable at an applicable margin above either LIBOR or the prime rate.  Borrowings under the revolving credit facility are secured by a first priority, perfected security interest in and lien on substantially all of the Company's U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company's U.S. subsidiaries.  The facility expires on July 2, 2007.  The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results, and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness and the ability to grant additional liens.  The revolving credit facility requires the payment of an unused line fee of ..375% per annum payable in arrears.

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and the bankers' acceptances is 1.50% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by Seitel, Inc. or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to Seitel, SEIC Partners' Limited Partnership or to any Seitel U.S. subsidiary (approximately $36.8 million (Canadian) at June 30, 2006) has been subordinated to the repayment of the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income (loss) from continuing operations	$12,628	$(697)	$19,414	$(860)
Income (loss) from discontinued operations	(9)	2	4	19
Net income (loss)	$12,619	$(695)	$19,418	$(841)

Basic weighted average shares	150,857	152,276	150,790	152,065
Effect of dilutive securities: (1)
Options and warrants	12,409	-	11,871	-
Employee restricted stock awards	3,494	-	3,056	-
Diluted weighted average shares	166,760	152,276	165,717	152,065

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.08	$-	$.13	$(.01)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$.08	$-	$.13	$(.01)
Diluted:
Income (loss) from continuing operations	$.08	$-	$.12	$(.01)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$.08	$-	$.12	$(.01)

(1)         A weighted average number of options and warrants to purchase 6,453,000 and 6,385,000 shares of common stock were outstanding during the three and six months ended June 30, 2005, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

 (INDEX)

NOTE F-STOCK-BASED COMPENSATION

On July 2, 2004, the Company's board of directors adopted the Seitel, Inc. 2004 Stock Option Plan (the "Stock Option Plan") and on December 15, 2004, the Company's stockholders approved and adopted it. Under the Stock Option Plan, 7,500,000 shares of common stock were initially reserved and available for stock-based awards, including options, restricted stock or other stock-based awards.  The exercise price, term and other conditions applicable to each award granted under the Stock Option Plan are generally determined by the Compensation Committee at the time of grant and may vary with each award granted. As of June 30, 2006, 2,526,312 shares remain available for issuance under the Stock Option Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. The adoption of SFAS No. 123(R) increased the Company's net income by $0.6 million, or less than $.01 per basic and diluted share, for the three months ended June 30, 2006 and by $1.3 million, or $.01 per basic and diluted share, for the six months ended June 30, 2006.

Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R).  Upon implementation of SFAS 123(R), the Company modified the amortization period over which it recognizes compensation expense for its restricted stock issuances related to key executive awards and performance equity awards.  Prior to January 1, 2006, the Company recognized compensation expense for these restricted stock issuances over the service period.  Beginning in 2006, the Company now recognizes compensation expense for these restricted stock issuances beginning with the service inception date through the end of the vesting period resulting in a longer amortization period (less expense recognition) in 2006 than in the prior year.

Total stock based compensation expense totaled $0.8 million and $0.4 million during the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $0.8 million during the six months ended June 30, 2006 and 2005, respectively.

(INDEX)

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(695)	$(841)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	-	-
Pro forma	$(695)	$(841)
Basic and diluted loss per share:
As reported	$-	$(.01)
Pro forma	$-	$(.01)

The following summarizes stock option activity during the six months ended June 30, 2006 (shares in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life in Years	(000's)
Outstanding at beginning of year	100	$1.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2006	100	$1.30	8.0	$226
Options exercisable at June 30, 2006	100	$1.30	8.0	$226
Options vested or expected to vest at
June 30, 2006	100	$1.30	8.0	$226

The Company grants shares of its common stock to its employees and directors that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods ("Restricted Stock"). For the year ended December 31, 2005, the Company recorded the grant date fair value of unvested shares of Restricted Stock as unearned stock-based compensation ("Deferred Compensation").   In accordance with SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance of Deferred Compensation against additional paid-in capital.

The following table summarizes the activity of non-vested Restricted Stock during the six months ended June 30, 2006 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Non-vested at beginning of year	2,965	$1.36
Granted	1,841	$2.92
Vested	(259)	$1.39
Forfeited	(17)	$1.86
Non-vested at June 30, 2006	4,530	$1.99

(INDEX)

The fair value of non-vested shares is determined based on the closing stock price on the grant date.  As of June 30, 2006, there was $4.6 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation, which is expected to be recognized over a weighted average period of 2.2 years.

During the six months ended June 30, 2006, 108,327 shares of common stock were awarded to employees at an average fair value of $2.99.

NOTE G-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at June 30, 2006 and December 31, 2005 of $102,000 and $85,000, respectively, related to collateral on a seismic operations bond.

During the six months ended June 30, 2006 and 2005, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2006	2005

Non-monetary exchanges related to resale licensing revenue	$4,279	$6,841
Non-monetary exchanges from underwriting of new data acquisition	1,430	386
Non-monetary exchanges related to data management services	52	-
Completion of data in progress from prior non-monetary exchanges	1,238	1,965
Less: Non-monetary exchanges for data in progress	(187)	(4,403)
Total non-cash additions to seismic data library	$6,812	$4,789

Non-cash revenue consisted of the following for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005

Acquisition revenue on underwriting from non-monetary
exchange contracts	$2,536	$697
Licensing revenue from specific data licenses or selections
on non-monetary exchange contracts	5,084	9,794
Data management revenue	7	-
Total non-cash revenue	$7,627	$10,491

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

(INDEX)

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

On February 21, 2003, the Company sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty, breach of contract and fraud in relation to the Company's engagement of the law firm Franklin Cardwell & Jones to manage its legal matters and surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company is seeking recovery for fees paid of approximately $750,000, disgorgement of attorneys' fees, and related expenses.  The parties' attempt at mediation was not successful.  Discovery is underway and the trial has been reset to September 18, 2006.  The defendants have joined Paul Frame and Kevin Fiur, both of whom were former chief executive officers of the Company, in the action.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2006, the Company did not have any amounts accrued related to the claims set forth above, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On July 2, 2004, Seitel, Inc. (the "Parent") completed a private placement of Senior Notes in the aggregate principal amount of $193.0 million, of which $189.0 million was outstanding at June 30, 2006. Seitel, Inc.'s payment obligations under the Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of June 30, 2006 and December 31, 2005, and the consolidating condensed statements of operations and statements of cash flows for the six months ended June 30, 2006 and 2005 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(INDEX)

CONSOLIDATING CONDENSED BALANCE SHEET

As of June 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$81,560	$6,768	$-	$88,328
Restricted cash	-	102	-	-	102
Receivables
Trade, net	-	33,241	10,427	-	43,668
Notes and other, net	59	390	697	-	1,146
Intercompany receivables (payables)	267,915	(267,849)	(66)	-	-
Investment in subsidiaries	(71,080)	251,041	42,066	(222,027)	-
Net seismic data library	-	83,491	44,152	(3,865)	123,778
Net other property and equipment	-	4,371	4,251	-	8,622
Oil and gas operations held for sale	-	358	-	-	358
Investment in marketable securities	-	-	74	-	74
Prepaid expenses, deferred charges
and other assets	5,293	7,929	786	-	14,008
Deferred income taxes	-	-	5,611	-	5,611

TOTAL ASSETS	$202,187	$194,634	$114,766	$(225,892)	$285,695

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$12,266	$19,994	$6,123	$-	$38,383
Income taxes payable	-	-	43	-	43
Oil and gas operations held for sale	-	148	-	-	148
Senior Notes	185,522	-	-	-	185,522
Notes payable	361	-	-	-	361
Obligations under capital leases	-	-	3,065	-	3,065
Deferred revenue	-	37,229	10,716	-	47,945
TOTAL LIABILITIES	198,149	57,371	19,947	-	275,467

STOCKHOLDERS' EQUITY
Common stock	1,554	-	-	-	1,554
Additional paid-in capital	239,363	-	-	-	239,363
Parent investment	-	209,770	22,186	(231,956)	-
Retained earnings (deficit)	(236,869)	(72,498)	66,470	6,028	(236,869)
Notes receivable from officers
and employees	-	-	-	-	-
Accumulated other comprehensive
income (loss)	(10)	(9)	6,163	36	6,180
TOTAL STOCKHOLDERS' EQUITY	4,038	137,263	94,819	(225,892)	10,228

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$202,187	$194,634	$114,766	$(225,892)	$285,695

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$69,837	$24,713	$(1,310)	$93,240

EXPENSES:
Depreciation and amortization	-	29,422	17,705	(315)	46,812
Gain on sale of seismic data	-	(2,377)	-	2,146	(231)
Cost of sales	-	148	15	-	163
Selling, general and
administrative expenses	1,038	11,114	7,094	(1,310)	17,936
	1,038	38,307	24,814	521	64,680

INCOME (LOSS) FROM OPERATIONS	(1,038)	31,530	(101)	(1,831)	28,560

Interest expense, net	(862)	(8,357)	(678)	-	(9,897)
Foreign currency exchange gains	-	53	1,081	-	1,134

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(1,900)	23,226	302	(1,831)	19,797
Provision for income taxes	-	54	329	-	383
Equity in income (loss) of subsidiaries	21,318	(27)	-	(21,291)	-

Income (loss) from continuing operations	19,418	23,145	(27)	(23,122)	19,414

Income from discontinued operations,
net of tax	-	4	-	-	4

NET INCOME (LOSS)	$19,418	$23,149	$(27)	$(23,122)	$19,418

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(12,175)	$45,930	$16,464	$-	$50,219

Cash flows from investing activities:
Cash invested in seismic data	-	(27,875)	(12,258)	2,146	(37,987)
Cash paid to acquire property
and equipment	-	(290)	(195)	-	(485)
Cash from sale of seismic data	-	2,146	-	(2,146)	-
Cash received from disposal of property
and equipment	-	3	-	-	3
Increase in restricted cash	-	(17)	-	-	(17)
Net cash used in investing activities of
continuing operations	-	(26,033)	(12,453)	-	(38,486)

Cash flows from financing activities:
Principal payments on notes payable	(17)	-	-	-	(17)
Principal payments on capital
lease obligations	-	-	(19)	-	(19)
Borrowings on line of credit	-	-	25	-	25
Payments on line of credit	-	-	(25)	-	(25)
Purchases of common stock
subsequently retired	(422)	-	-	-	(422)
Payments on notes receivable from
officers and employees	-	13	-	-	13
Intercompany transfers	12,614	(9,728)	(2,886)	-	-
Net cash provided by (used in)
financing activities of
continuing operations	12,175	(9,715)	(2,905)	-	(445)

Effect of exchange rate changes	-	-	(1,005)	-	(1,005)
Net cash used in discontinued
operations:
Cash used in operating activities	-	(6)	-	-	(6)
Cash used in investing activities	-	(46)	-	-	(46)
Net increase in cash and equivalents	-	10,130	101	-	10,231
Cash and equivalents at beginning of period	-	71,430	6,667	-	78,097
Cash and equivalents at end of period	$-	$81,560	$6,768	$-	$88,328

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

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(13,449)	$41,910	$17,392	$-	$45,853

Cash flows from investing activities:
Cash invested in seismic data	-	(16,573)	(19,851)	-	(36,424)
Cash paid to acquire property
and equipment	-	(428)	(114)	-	(542)
Cash received from disposal of property
and equipment	-	-	13	-	13
Cash from sale of security	-	-	4	-	4
Decrease in restricted cash	-	79	-	-	79
Net cash used in investing activities of
continuing operations	-	(16,922)	(19,948)	-	(36,870)

Cash flows from financing activities:
Principal payments on senior notes	(4,000)	-	-	-	(4,000)
Principal payments on notes payable	(18)	(201)	-	-	(219)
Principal payments on capital
lease obligations	(848)	-	(16)	-	(864)
Costs of debt and equity transactions	(185)	-	-	-	(185)
Payments on notes receivable from
officers, employees and director	-	24	-	-	24
Intercompany transfers	18,500	(18,500)	-	-	-
Net cash provided by (used in)
financing activities of
continuing operations	13,449	(18,677)	(16)	-	(5,244)

Effect of exchange rate changes	-	(2)	611	-	609
Net cash provided by discontinued
operations (revised):
Cash provided by operating activities	-	132	-	-	132
Cash used in investing activities	-	(1)	-	-	(1)
Net increase (decrease) in cash
and equivalents	-	6,440	(1,961)	-	4,479
Cash and equivalents at beginning of period	-	30,745	12,540	-	43,285
Cash and equivalents at end of period	$-	$37,185	$10,579	$-	$47,764

(INDEX)

NOTE K-RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  The Company adopted SFAS No. 123(R) effective January 1, 2006.  Adoption of this standard increased the Company's net income by $1.3 million for the six months ended June 30, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," (FIN 48) which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have any effect on its financial position or results of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements.  The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.

(INDEX)

The forward-looking statements contained in this report speak only as of the date hereof.  Except as required by federal, state and securities law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Annual Report filed on Form 10-K and in our future periodic reports filed with the SEC.

Overview

General

We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is one of the largest, if not the largest, available for licensing in the United States and Canada. Our library of offshore data covers parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data creation projects substantially underwritten or paid for by clients.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

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

Since 2002, we have focused on our core business activities, improved our capital spending discipline and reduced operating costs.  We believe our operating cost structure is aligned with our current level of business.  The principal amount of our outstanding indebtedness has been reduced to $188.9 million at June 30, 2006 and our cash balance has grown to $88.3 million at June 30, 2006.

Over the last two years, we have achieved an average return on investment in excess of 40% on new data acquired.  We determine return on investment by dividing the amount of non-exclusive data license revenue earned on data added to our library by the amount of the gross investment in the data, net of underwriting.  This percentage is useful because it reflects our ability to recover the capital investment on data added to our library, but should not be considered as an alternative to net income, as an indicator of our operating performance or as a measure of liquidity, including as an alternative to cash flows from operating activities.  We believe that we will be able to sustain the improvement of our return on investment over the next year provided the overall demand for seismic data remains strong with the higher commodity prices.  Our clients continue to seek our services to create data in the U.S. and in Canada.  Our current commitment for underwriting on new data creation projects is $27.3 million, nearly three times the level from a year ago.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

(INDEX)

Demand for Seismic Data.  Demand for our products and services is cyclical due to the nature of the energy industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, their willingness to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic areas covered by our seismic data.

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

(INDEX)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash resales	$26,958	$21,020	$60,584	$45,232
Other revenue components:
Acquisition revenue	13,350	3,420	23,994	15,839
Non-monetary exchanges	2,242	6,236	4,279	6,841
Revenue deferred	(13,095)	(12,057)	(27,978)	(24,724)
Recognition of revenue previously
deferred	16,543	15,788	27,547	37,413
Solutions and other	2,544	1,554	4,814	2,666
Total revenue, as reported	$48,542	$35,961	$93,240	$83,267

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash margin	$21,302	$15,613	$48,921	$33,232
Add (subtract) other revenue components not
included in cash margin:
Acquisition revenue	13,350	3,420	23,994	15,839
Non-monetary exchanges	2,242	6,236	4,279	6,841
Revenue deferred	(13,095)	(12,057)	(27,978)	(24,724)
Recognition of revenue previously
deferred	16,543	15,788	27,547	37,413
Non-cash Solutions revenue	7	-	7	-
Less:
Depreciation and amortization	(23,034)	(23,665)	(46,812)	(56,922)
Non-cash operating expenses	(794)	(406)	(1,398)	(760)
Operating income, as reported	$16,521	$4,929	$28,560	$10,919

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2006 to July 31, 2006, we completed the addition of approximately 1,800 square miles of seismic data to our library, including a purchase of approximately 600 square miles of seismic data.  For the year ended December 31, 2005, we completed the addition of approximately 2,100 square miles of seismic data to our library.  As of July 31, 2006, we had approximately 680 square miles of seismic data in progress.

 (INDEX)

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

As of January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment," to account for stock based employee compensation.  SFAS 123(R) requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards. Other than the adoption of SFAS No. 123(R), there have not been any changes in our critical accounting policies since December 31, 2005.  See "- Recent Accounting Pronouncements" for more on SFAS No. 123(R).

Results of Operations

The following table summarizes the components of our revenue for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended

			Six Months Ended

	June 30,		June 30,
	2006

		2005

			2006

				2005

Acquisition revenue:
Cash underwriting	$12,649	$3,110	$21,458	$15,142
Underwriting from non-monetary exchanges	701	310	2,536	697
Total acquisition revenue	13,350	3,420	23,994	15,839
Licensing revenue:
Cash resales	26,958	21,020	60,584	45,232
Non-monetary exchanges	2,242	6,236	4,279	6,841
Revenue deferred	(13,095)	(12,057)	(27,978)	(24,724)
Recognition of revenue previously deferred	16,543	15,788	27,547	37,413
Total resale revenue	32,648	30,987	64,432	64,762
Solutions and other	2,544	1,554	4,814	2,666
Total revenue	$48,542	$35,961	$93,240	$83,267

Total revenue increased 35% in the second quarter of 2006 compared to the same period of 2005 and was driven by an increase in acquisition revenue on new seismic shoots as well as an increase in licensing revenue from our data library and revenue from the Solutions area.  Acquisition revenue in the second quarter of 2006 increased 390% from that recorded in the second quarter of 2005.  This increase was the result of the increase in the number and size of seismic surveys being shot in the 2006 period as compared to the 2005 period.  The increase in licensing revenue was primarily the result of a 28% increase in the level of cash resales between the quarters reflecting the continued strong demand for our seismic data in all areas.  Drilling activity has remained strong throughout North America.  Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade and were lower in the 2006 second quarter compared to 2005.  Solutions and other revenue increased in the second quarter of 2006 by 64% from the second quarter of 2005 primarily due to an increase in the level of reproduction and delivery services provided and the types of products delivered.

Total revenue for the first six months of 2006 increased 12% compared to the 2005 period and was primarily due to the increase in acquisition revenue as discussed above.  Cash resales increased 34% between the six month periods.  This increase was offset by a reduction of $13.1 million in the level of timing of revenue recognition (i.e., revenue deferred and recognition of revenue previously deferred).  The first six months of 2005 included an unusually high level of revenue recognized from previously deferred contracts, or selections, resulting in a $9.9 million decrease between periods.  Solutions and other revenue increased by 81% during the six month periods primarily resulting from the level of licensing activity and the types of products delivered.

At June 30, 2006, we had a deferred revenue balance of $47.9 million, compared to the December 31, 2005 balance of $43.3 million.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

(INDEX)

Seismic data library amortization amounted to $22.4 million in the second quarter of 2006 compared to $22.9 million in the second quarter of 2005 and $45.5 million for the first half of 2006 compared to $55.2 million for the first half of 2005.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as a percentage of seismic licensing revenue is summarized as follows (in thousands):

	Three Months Ended		Percentage of
Components of Amortization	June 30,		Revenue
	2006	2005	2006	2005
Income forecast	$15,556	$11,980	33.8%	34.8%
Straight-line	6,800	10,967	14.8%	31.9%
Total	$22,356	$22,947	48.6%	66.7%

	Six Months Ended		Percentage of
Components of Amortization	June 30,		Revenue
	2006	2005	2006	2005
Income forecast	$31,456	$32,774	35.6%	40.7%
Straight-line	14,014	22,399	15.8%	27.8%
Total	$45,470	$55,173	51.4%	68.5%

The decrease in the percentage of income forecast amortization to revenue in 2006 is primarily due to the mix of data being licensed, including the effects of the level of revenue recognized on fully amortized data. In the second quarter of 2006, 72% of resale revenue recognized was from data whose costs were fully amortized as compared to 52% in the second quarter of 2005.  Such percentage was 67% in the first six months of 2006 compared to 50% for the same period of 2005.  The decrease in the amount of straight-line amortization is principally due to surveys that were less than four years of age at the time of the revision in useful life becoming fully amortized.

In January of 2006, we sold certain seismic surveys located in Canada as required by an agreement entered into in 1993.  During the second quarter of 2006, we recorded an adjustment of $26,000 to reduce the gain recorded on this sale.  We recorded a gain of $231,000 related to such sale for the six months ended June 30, 2006.

Selling, general and administrative ("SG&A") expenses were $8.9 million in the second quarter of 2006 compared to $7.3 million in the second quarter of 2005 and $17.9 million in the first half of 2006 compared to $15.3 million in the first half of 2005.  The increases in SG&A expense were primarily due to (1) an increase in compensation expense resulting from performance based compensation expense associated with the Company's incentive compensation plan as well as expense related to restricted stock awards and (2) an increase in professional fees incurred resulting from the timing of services provided.

Interest expense, net, was $5.0 million and $6.0 million in the second quarters of 2006 and 2005, respectively, and was $9.9 million and $12.0 million for the six months ended June 30, 2006 and 2005, respectively.  The decrease in expense is due to a higher level of interest income resulting from increased cash balances as well as improved rates of return.

Tax expense (benefit) was $199,000 and ($1.0) million in the second quarters of 2006 and 2005, respectively, and $383,000 and ($1.0) million for the six months ended June 30, 2006 and 2005, respectively.  The 2006 expense primarily relates to taxes on our Canadian operations.  The income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no tax expense in the U.S. for the 2006 periods.  In 2005, we determined that it was more likely than not that a portion of the deferred tax asset related to the Canadian operations would be realized.  Therefore, $1.1 million of the valuation allowance previously provided against this deferred tax asset was reversed resulting in the tax benefit in both the second quarter and first six months of 2005.

(INDEX)

Liquidity and Capital Resources

Sources and Uses of Liquidity

U.S. Credit Facility.  We have in place a revolving credit facility for up to $30.0 million, subject to borrowing base limitations.  The borrowing base is determined from time to time based on the lesser of:

  $30.0 million,

  0.75 times our U.S. cash operating income (defined as cash revenue, derived primarily from seismic data acquisition revenue, cash library licensing revenue and Solutions revenue, less cost of sales and SG&A, before depreciation and amortization expense for the trailing 12-month period), or the sum of (1) 85% of eligible U.S. short term accounts (defined as accounts that are not long term accounts and within 90 days of invoice date), (2) 50% of eligible U.S. long term accounts (defined as accounts with contracts for periods of performance from one month to 18 months, where the account debtor makes payments over the term of the contract), and (3) $20.0 million.

Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  The facility expires on July 2, 2007.  At July 31, 2006, there was no outstanding balance under the facility and there was $30.0 million of availability.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.  We were in compliance with all such covenants and ratios as of June 30, 2006.

Canadian Credit Facility.  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has in place a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and to bankers' acceptances is 1.50% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $36.8 million (Canadian) at June 30, 2006) has been subordinated to the repayment of the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of July 31, 2006, no amounts were outstanding on this revolving line of credit and $3.4 million (Canadian) was available on the line of credit. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

11.75% Senior Unsecured Notes.  On July 2, 2004, we issued, in a private placement, $193.0 million aggregate principal amount of 11.75% senior unsecured notes.  These notes were offered at a discount of 2.325% from their principal amount and mature on July 15, 2011.  As required by their terms, our 11.75% senior notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. As of July 31, 2006, $189.0 million aggregate principal amount was outstanding.  Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. The 11.75% senior notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries on a senior basis.  The 11.75% senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisitions and sales of assets.

(INDEX)

From time to time on or before July 15, 2007, we may redeem up to 35% of the aggregate principal amount of our 11.75% senior notes with the net proceeds of equity offerings at a redemption price equal to 111.75% of the principal amount, plus accrued and unpaid interest.  Subject to certain conditions, if at the end of each fiscal year we have excess cash flow (as defined in the indenture) in excess of $5.0 million, we are required to use 50% of the excess cash flow to fund an offer to repurchase our 11.75% senior notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If we have less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer will be required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  We are required to make a repurchase offer only if there is no event of default under our revolving credit facilities prior to and after giving effect to the repurchase payment.  In March 2006, we made a repurchase offer for up to $8.5 million aggregate principal amount of senior notes under the excess cash flow requirement.  No notes were tendered in connection with this offer.  In connection with our 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of senior notes were tendered and accepted.  Upon a change of control (as defined in the indenture), each holder of our 11.75% senior notes will have the right to require us to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

As of June 30, 2006, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of			2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter
Debt obligations (1)(2)	$311,645	$11,146	$66,838	$233,559	$102
Capital lease obligations (2)	5,779	151	987	665	3,976
Operating lease obligations	6,746	562	3,269	2,044	871
Total contractual cash obligations	$324,170	$11,859	$71,094	$236,268	$4,949

(1)         Debt obligations include the face amount of our 11.75% senior notes totaling $189.0 million.

(2)         Amounts include interest related to debt and capital lease obligations.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $50.2 million and $45.9 million for the six months ended June 30, 2006 and 2005, respectively.  The increase from 2005 to 2006 was primarily due to an increase in the amount of cash received from customers, an increase in interest income and a decrease in interest paid.

Investing Activities.  Cash flows used in investing activities from continuing operations were $38.5 million and $36.9 million for the six months ended June 30, 2006 and 2005, respectively.  Cash expenditures for seismic data were $38.0 million and $36.4 million for the six months ended June 30, 2006 and 2005, respectively.

Financing Activities.  Cash flows used in financing activities were $445,000 and $5.2 million for the six months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2006 payments on senior notes, term loans and capital leases equaled $36,000, as compared to $5.1 million in the 2005 period.

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

Deferred Taxes

As of June 30, 2006, we had a net deferred tax asset of $5.7 million attributable to our Canadian operations, which was partially offset by a valuation allowance of $51,000.  In the U.S., we had a net deferred tax asset of $84.6 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of June 30, 2006, the recovery of the U.S. deferred tax asset is not assured of realization.

Section 382 of the Internal Revenue Code places a limit on certain tax attributes which were in existence prior to a greater than 50% change in ownership.  The rules use a rolling three-year period for determination of such change.  We do not believe an ownership change occurred prior to 2006.  However, significant share transfers have taken place during 2006, potentially causing an ownership change when analyzed over a three-year period.  Any limitation on the net operating loss carryforwards as a result of an ownership change during 2006 should not materially impact our ability to offset future taxable income.

(INDEX)

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

Capital Expenditures

During the first six months of 2006, capital expenditures for seismic data and other property and equipment amounted to $56.1 million.  Our capital expenditures for the remainder of 2006 are presently estimated to be $46.1 million.  The first six months of 2006 actual and 2006 estimated remaining capital expenditures are comprised of the following (in thousands):

	Actual for
	Six Months	Estimate For	Total
	Ended	Remainder of	Estimate
	June 30, 2006	2006	for 2006
New data acquisition	$33,020	$34,700	$67,720
Cash purchases of seismic data and other	15,776	1,500	17,276
Non-monetary exchanges	6,812	9,000	15,812
Other property and equipment	497	900	1,397
Total capital expenditures	56,105	46,100	102,205
Less: Non-monetary exchanges	(6,812)	(9,000)	(15,812)
Changes in working capital	(10,821)	-	(10,821)
Cash investment per statement of cash flows	$38,472	$37,100	$75,572

The capital expenditures discussed above are within the capital expenditure limitations imposed by our 11.75% senior notes and U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Actual for
	Six Months	Estimate For	Total
	Ended	Remainder of	Estimate
	June 30, 2006	2006	for 2006
Total capital expenditures	$56,105	$46,100	$102,205
Less:
Non-cash additions	(6,812)	(9,000)	(15,812)
Cash underwriting	(21,458)	(25,500)	(46,958)
Capital expenditures funded from operations	$27,835	$11,600	$39,435

As of July 31, 2006, we had capital expenditure commitments related to data acquisition projects for an estimated $37.1 million for which we have obtained approximately $26.2 million of cash underwriting and $1.1 million of underwriting from non-monetary exchanges.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  We adopted SFAS No. 123(R) effective January 1, 2006.  Adoption of this standard increased our net income by $1.3 million for the six months ended June 30, 2006.

(INDEX)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29".  This statement addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance.  This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  We adopted SFAS No. 153 effective January 1, 2006.  We did not have any financial impact upon adoption of this standard.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Other than the adoption of SFAS No. 123(R), we did not have any accounting changes or error corrections; therefore, the adoption of SFAS No. 154 on January 1, 2006 did not have any affect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," (FIN 48) which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to have any effect on our financial position or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates.  As of June 30, 2006, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures since December 31, 2005.

Item 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2006 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(INDEX)

(b)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Note I to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1.A.  RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2006 - April 30, 2006	-	-	-	-
May 1, 2006 - May 31, 2006	44,460	$3.53	-	-
June 1, 2006 - June 30, 2006	3,900	3.45	-	-
Total	48,360	3.52	-	-

(1)        Represents shares that were withheld by or returned to us to satisfy tax withholding obligations that arose upon the issuance of common stock to employees or the vesting of restricted stock previously granted to employees.  Such shares have been retired.

Item 3.  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 15, 2006.  Matters voted upon at the Annual Meeting, and the results of those votes, are as follows:

1.    The election of three director nominees to serve as Class II directors of the Company.

Name	No. of Votes For	No. of Votes Withheld
Ned S. Holmes	127,426,476	244,810
Charles H. Mouquin	118,431,775	9,239,511
Gregory P. Spivy	127,465,643	205,643

Item 5.  Not applicable.

(INDEX)

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

_______________

*            Filed herewith.

**           Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

 (INDEX)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: August	8,	2006	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: August	8,	2006	/s/	William J. Restrepo
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