Form 10-Q
period 2006-09-30
SEITEL INC
filed 2006-11-02
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 155,272,250 shares of the Company's common stock, par value $.01 per share outstanding.

(INDEX)

 PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$96,973	$78,097
Restricted cash	103	85
Receivables
Trade, net of allowance for doubtful accounts of
$1,035 and $900, respectively	34,090	27,385
Notes and other, net of allowance for doubtful accounts
of $275 and $275, respectively	454	509
Net seismic data library, net of accumulated amortization
of $948,196 and $879,365, respectively	122,422	111,946
Net property and equipment, net of accumulated depreciation
and amortization of $29,044 and $27,552, respectively	8,258	9,456
Oil and gas operations held for sale	29	194
Investment in marketable securities	60	54
Prepaid expenses, deferred charges and other	11,977	13,071
Deferred income taxes	6,097	5,874

TOTAL ASSETS	$280,463	$246,671

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$27,127	$25,666
Income taxes payable	61	276
Oil and gas operations held for sale	34	40
Debt
Senior Notes	185,653	185,272
Notes payable	349	378
Obligations under capital leases	3,054	2,950
Deferred revenue	39,635	43,250
TOTAL LIABILITIES	255,913	257,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued	-	-
Common stock, par value $.01 per share; authorized
400,000,000 shares; issued and outstanding 155,343,662 shares
at September 30, 2006 and 153,604,345 shares at December 31, 2005	1,553	1,536
Additional paid-in capital	239,918	241,289
Retained deficit	(223,109)	(256,227)
Deferred compensation - restricted stock	-	(2,944)
Notes receivable from officers and employees for stock purchases	-	(1)
Accumulated other comprehensive income	6,188	5,186
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	24,550	(11,161)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,463	$246,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2006	2005

REVENUE	$45,877	$24,550

EXPENSES
Depreciation and amortization	21,027	19,441
Cost of sales	40	55
Selling, general and administrative expenses	8,373	7,680
	29,440	27,176

INCOME (LOSS) FROM OPERATIONS	16,437	(2,626)

Interest expense, net	(4,873)	(5,593)
Foreign currency exchange gains (losses)	(9)	1,978
Loss on sale of security	(1)	-

Income (loss) from continuing operations before income taxes	11,554	(6,241)

Benefit for income taxes	(2,462)	(3,878)

Income (loss) from continuing operations	14,016	(2,363)

Income (loss) from discontinued operations	(146)	22

NET INCOME (LOSS)	$13,870	$(2,341)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.09	$(.02)
Income (loss) from discontinued operations	-	-
Net income (loss)	$.09	$(.02)
Diluted:
Income (loss) from continuing operations	$.08	$(.02)
Income (loss) from discontinued operations	-	-
Net income (loss)	$.08	$(.02)

Weighted average number of common and
common equivalent shares:
Basic	150,975	152,745
Diluted	166,569	152,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,

2006

2005

REVENUE	$139,117	$107,817

EXPENSES
Depreciation and amortization	67,839	76,363
Gain on sale of seismic data	(231)	-
Cost of sales	203	143
Selling, general and administrative expenses	26,309	23,018
	94,120	99,524

INCOME FROM OPERATIONS	44,997	8,293

Interest expense, net	(14,770)	(17,572)
Foreign currency exchange gains	1,125	1,161
Loss on sale of security	(1)	(11)

Income (loss) from continuing operations before income taxes	31,351	(8,129)

Benefit for income taxes	(2,079)	(4,906)

Income (loss) from continuing operations	33,430	(3,223)

Income (loss) from discontinued operations	(142)	41

NET INCOME (LOSS)	$33,288	$(3,182)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.22	$(.02)
Income (loss) from discontinued operations	-	-
Net income (loss)	$.22	$(.02)
Diluted:
Income (loss) from continuing operations	$.20	$(.02)
Income (loss) from discontinued operations	-	-
Net income (loss)	$.20	$(.02)

Weighted average number of common and
common equivalent shares:
Basic	150,852	152,294
Diluted	166,019	152,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)
	Three Months Ended

			Nine Months Ended
	September 30,		September 30,
	2006

		2005

			2006	2005

Net income (loss)	$13,870	$(2,341)	$33,288	$(3,182)

Unrealized gains (losses) on securities held as
available for sale:
Unrealized net holding gains arising
during period	-	30	19	40
Less: Reclassification adjustment for
losses included in income	1	-	1	11

Foreign currency translation adjustments	7	1,424	982	1,241

Comprehensive income (loss)	$13,878	$(887)	$34,290	$(1,890)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except share amounts)

							Accum-
					Deferred	Notes	ulated
					Compen-	Receivable	Other
			Additional	Retained	sation -	from	Compre-
	Common Stock		Paid-In	Earnings	Restricted	Officers &	hensive
	Shares	Amount	Capital	(Deficit)	Stock	Employees	Income

Balance, December 31, 2005	153,604,345	$1,536	$241,289	$(256,227)	$(2,944)	$(1)	$5,186
Reclass of deferred compensation - restricted
stock upon adoption of SFAS No. 123(R)	-	-	(2,944)	-	2,944	-	-
Issuance of restricted stock	1,840,522	18	(18)	-	-	-	-
Issuance of common stock to employees	108,327	1	225	-	-	-	-
Cancellation of restricted stock	(17,202)	-	(16)	-	-	-	-
Amortization of stock-based compensation costs	-	-	1,349	-	-	-	-
Accrual for restricted stock issuance
for performance equity awards	-	-	456	-	-	-	-
Retirement of stock to satisfy employee
tax withholding	(192,330)	(2)	(423)	(170)	-	-	-
Payments received on notes receivable
from officers and employees	-	-	-	-	-	1	-
Net income	-	-	-	33,288	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	982
Unrealized gain on marketable securities	-	-	-	-	-	-	19
Reclassification adjustment for losses on
marketable securities included in income	-	-	-	-	-	-	1
Balance, September 30, 2006	155,343,662	$1,553	$239,918	$(223,109)	$-	$-	$6,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities of continuing operations:
Net income (loss)	$33,288	$(3,182)
Loss (income) from discontinued operations, net of tax	142	(41)
Depreciation and amortization	67,839	76,363
Deferred income tax provision (benefit)	24	(5,512)
Amortization of deferred financing costs	889	1,115
Amortization of debt discount	381	426
Amortization of deferred compensation	1,349	556
Allowance for collection of trade receivables	160	10
Non-cash compensation expense	666	904
Non-cash expense related to stock options	-	22
Non-cash revenue	(11,029)	(12,404)
Loss (gain) on sale of property and equipment	(5)	1
Gain on sale of seismic data	(231)	-
Loss on sale of security	1	11
Decrease (increase) in receivables	(4,533)	10,485
Decrease in other assets	184	1,385
Decrease in deferred revenue	(859)	(4,275)
Decrease in accounts payable and other liabilities	(8,491)	(8,942)
Net cash provided by operating activities of continuing operations	79,775	56,922

Cash flows from investing activities:
Cash invested in seismic data	(58,624)	(43,614)
Cash from sale of seismic data	231	-
Cash paid to acquire property and equipment	(912)	(670)
Cash received from disposal of property and equipment	3	13
Cash from sale of security	12	4
Decrease (increase) in restricted cash	(18)	78
Net cash used in investing activities of continuing operations	(59,308)	(44,189)

Cash flows from financing activities:
Principal payments on senior notes	-	(4,000)
Principal payments on notes payable	(29)	(309)
Principal payments on capital lease obligations	(29)	(1,320)
Borrowings on line of credit	25	-
Payments on line of credit	(25)	-
Costs of debt and equity transactions	-	(185)
Purchases of common stock subsequently retired	(595)	-
Payments on notes receivable from officers and employees	14	38
Net cash used in financing activities of continuing operations	(639)	(5,776)

Effect of exchange rate changes	(969)	(840)
Net cash provided by discontinued operations (revised):
Cash provided by operating activities	8	151
Cash provided by investing activities	9	-
Net increase in cash and equivalents	18,876	6,268
Cash and equivalents at beginning of period	78,097	43,285
Cash and equivalents at end of period	$96,973	$49,553

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	22,433	23,818
Income taxes	284	8
Income tax refunds received	393	-
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	8,889	6,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

(INDEX)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited financial statements of Seitel, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  The Company has separately disclosed the operating and investing portion of the cash flows attributable to its discontinued operations, which in 2005 were reported on a combined basis as a single amount.  The condensed consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited balance sheet of the Company as of that date.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 contained in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

Contractual Obligations:    As of September 30, 2006, the Company had approximately $312.8 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of			2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter

Debt obligations (1)(2)	$300,517	$18	$66,838	$233,559	$102
Capital lease obligations (2)	5,702	75	987	665	3,975
Operating lease obligations	6,560	285	3,312	2,072	891
Total contractual cash obligations	$312,779	$378	$71,137	$236,296	$4,968

(1)   Debt obligations include the face amount of the 11.75% senior notes totaling $189.0 million.

(2)   Amounts include interest related to such obligations.

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

For licenses that have been invoiced but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily sales commissions).  This normally occurs under the library card license contracts, review and possession license contracts or review only license contracts because the data selection may occur over time.  Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available.

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

(INDEX)

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Seismic data library additions	$2,077	$1,851	$8,889	$6,640

Revenue recognized based on specific
data licenses or selections of data	2,998	678	8,082	10,472

Revenue recognized related to
acquisition contracts	391	1,235	2,927	1,932

Revenue recognized related to data
management services	13	-	20	-
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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $464,000 and $433,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,369,000 and $1,274,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  As of October 1, 2006, the amortization rate utilized under the income forecast method for all components is 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

The Company did not have any impairment charges during the nine months ended September 30, 2006 or 2005.

NOTE D-DEBT

The following is a summary of the Company's debt (in thousands):

	September 30,	December 31,
	2006	2005

11.75% Senior Notes	$189,000	$189,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	349	378
	189,349	189,378
Less: Debt discount	(3,347)	(3,728)
	$186,002	$185,650

11.75% Senior Unsecured Notes:  On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount, of 11.75% Senior Unsecured Notes ("Senior Notes").  The Senior Notes were offered at a discount of 2.325% from their principal amount and mature July 15, 2011.  As required by their terms, the Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  As of September 30, 2006, $189.0 million aggregate principal amount of Senior Notes is outstanding.  Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.  The Senior Notes contain restrictive covenants that limit the Company's ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisition and sales of assets.

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

(INDEX)

Subsidiary Revolving Line of Credit:  The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The interest rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and 1.50% per annum for bankers' acceptances.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by the Company or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to the Company, SEIC Partners' Limited Partnership or to any other U.S. subsidiary of the Company (approximately $32.8 million (Canadian) at September 30, 2006) has been subordinated to the repayment of Olympic's obligations under the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013.  The note is non-interest bearing.  The note is guaranteed by Olympic.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income (loss) from continuing operations	$14,016	$(2,363)	$33,430	$(3,223)
Income (loss) from discontinued operations	(146)	22	(142)	41
Net income (loss)	$13,870	$(2,341)	$33,288	$(3,182)

Basic weighted average shares	150,975	152,745	150,852	152,294
Effect of dilutive securities: (1)
Options and warrants	12,228	-	12,000	-
Employee restricted stock awards	3,366	-	3,167	-
Diluted weighted average shares	166,569	152,745	166,019	152,294

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.09	$(.02)	$.22	$(.02)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$.09	$(.02)	$.22	$(.02)
Diluted:
Income (loss) from continuing operations	$.08	$(.02)	$.20	$(.02)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$.08	$(.02)	$.20	$(.02)

(1)         A weighted average number of options and warrants to purchase 6,878,000 and 6,569,000 shares of common stock were outstanding during the three and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted per share net income because they were anti-dilutive.

(INDEX)

NOTE F-STOCK-BASED COMPENSATION

The Company's board of directors and stockholders adopted the Seitel, Inc. 2004 Stock Option Plan (the "Stock Option Plan") on July 2, 2004 and December 15, 2004, respectively. Under the Stock Option Plan, 7,500,000 shares of common stock were initially reserved and available for stock-based awards, including options, restricted stock or other stock-based awards.  The exercise price, term and other conditions applicable to each award granted under the Stock Option Plan are generally determined by the Compensation Committee at the time of grant and may vary with each award granted. As of September 30, 2006, 2,570,481 shares remain available for issuance under the Stock Option Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. The adoption of SFAS No. 123(R) increased the Company's net income by $0.6 million, or less than $.01 per basic and diluted share, for the three months ended September 30, 2006 and by $1.9 million, or $.01 per basic and diluted share, for the nine months ended September 30, 2006.

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

Total stock based compensation expense totaled $0.6 million and $0.7 million during the three months ended September 30, 2006 and 2005, respectively, and $2.0 million and $1.5 million during the nine months ended September 30, 2006 and 2005, respectively.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss:
As reported	$(2,341)	$(3,182)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	-	-
Pro forma	$(2,341)	$(3,182)
Basic and diluted loss per share:
As reported	$(.02)	$(.02)
Pro forma	$(.02)	$(.02)

The following summarizes stock option activity during the nine months ended September 30, 2006 (shares in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life in Years	(000's)

Outstanding at beginning of year	100	$1.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2006	100	$1.30	7.75	$237
Options exercisable at September 30, 2006	100	$1.30	7.75	$237
Options vested or expected to vest at
September 30, 2006	100	$1.30	7.75	$237

The Company grants shares of its common stock to its employees and directors that are subject to restrictions on transfer and risk of forfeiture until fulfillment of applicable service conditions and, in certain cases, holding periods ("Restricted Stock"). For the year ended December 31, 2005, the Company recorded the grant date fair value of nonvested shares of Restricted Stock as unearned stock-based compensation ("Deferred Compensation"). In accordance with SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance of Deferred Compensation against additional paid-in capital.

The following table summarizes the activity of non-vested Restricted Stock during the nine months ended September 30, 2006 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Non-vested at beginning of year	2,965	$1.36
Granted	1,841	$2.92
Vested	(443)	$1.40
Forfeited	(17)	$1.86
Non-vested at September 30, 2006	4,346	$2.01

(INDEX)

The fair value of non-vested shares is determined based on the closing stock price on the grant date.  As of September 30, 2006, there was $4.1 million of total unrecognized compensation cost related to non-vested restricted stock-based compensation, which is expected to be recognized over a weighted average period of 1.99 years.

During the nine months ended September 30, 2006, 108,327 shares of common stock were awarded to employees at an average fair value of $2.99.

NOTE G-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at September 30, 2006 and December 31, 2005 of $103,000 and $85,000, respectively, related to collateral on a seismic operations bond.

During the nine months ended September 30, 2006 and 2005, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2006	2005

Non-monetary exchanges related to resale licensing revenue	$5,718	$6,970
Non-monetary exchanges from underwriting of new data acquisition	1,430	2,109
Non-monetary exchanges related to data management services	52	-
Completion of data in progress from prior non-monetary exchanges	2,476	1,964
Less: Non-monetary exchanges for data in progress	(787)	(4,403)
Total non-cash additions to seismic data library	$8,889	$6,640

Non-cash revenue consisted of the following for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005

Acquisition revenue on underwriting from non-monetary
exchange contracts	$2,927	$1,932
Licensing revenue from specific data licenses or selections
on non-monetary exchange contracts	8,082	10,472
Data management revenue	20	-
Total non-cash revenue	$11,029	$12,404

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

On February 21, 2003, the Company sued its former in-house counsel and law firm in Seitel, Inc. v. Cynthia Moulton and Franklin Cardwell & Jones, P.C., Cause No. 2003-09151 in the 127th Judicial District Court of Harris County, Texas. The suit alleges negligence, breach of fiduciary duty, breach of contract and fraud in relation to the Company's engagement of the law firm Franklin Cardwell & Jones to manage its legal matters and surrounding the settlement of a personal lawsuit against the former chief executive officer and other aspects of representation. The Company is seeking recovery for fees paid of approximately $750,000, disgorgement of attorneys' fees, and related expenses.  The parties' attempt at mediation was not successful.  Discovery is underway and the trial has been reset to December 4, 2006.  The defendants have joined Paul Frame and Kevin Fiur, both of whom were former chief executive officers of the Company, in the action.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.

It is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2006, the Company did not have any amounts accrued related to the claims set forth above, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.  However, if one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On July 2, 2004, the Company completed a private placement of Senior Notes in the aggregate principal amount of $193.0 million, of which $189.0 million was outstanding at September 30, 2006. Seitel, Inc.'s (the "Parent") payment obligations under the Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of September 30, 2006 and December 31, 2005, and the consolidating condensed statements of operations and statements of cash flows for the nine months ended September 30, 2006 and 2005 of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(INDEX)

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$92,065	$4,908	$-	$96,973
Restricted cash	-	103	-	-	103
Receivables
Trade, net	-	25,282	8,808	-	34,090
Notes and other, net	59	236	159	-	454
Intercompany receivables (payables)	260,337	(263,833)	3,765	(269)	-
Investment in subsidiaries	(56,236)	249,985	42,067	(235,816)	-
Net seismic data library	-	84,159	41,943	(3,680)	122,422
Net other property and equipment	-	4,386	3,872	-	8,258
Oil and gas operations held for sale	-	29	-	-	29
Investment in marketable securities	-	-	60	-	60
Prepaid expenses, deferred charges
and other assets	4,943	6,290	744	-	11,977
Deferred income taxes	-	-	6,097	-	6,097

TOTAL ASSETS	$209,103	$198,702	$112,423	$(239,765)	$280,463

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$4,726	$17,578	$4,823	$-	$27,127
Income taxes payable	22	-	39	-	61
Oil and gas operations held for sale	-	34	-	-	34
Senior Notes	185,653	-	-	-	185,653
Notes payable	349	-	-	-	349
Obligations under capital leases	-	-	3,054	-	3,054
Deferred revenue	-	29,168	10,467	-	39,635
TOTAL LIABILITIES	190,750	46,780	18,383	-	255,913

STOCKHOLDERS' EQUITY
Common stock	1,553	-	-	-	1,553
Additional paid-in capital	239,918	-	-	-	239,918
Parent investment	-	209,770	22,158	(231,928)	-
Retained earnings (deficit)	(223,109)	(57,839)	65,712	(7,873)	(223,109)
Accumulated other comprehensive
income (loss)	(9)	(9)	6,170	36	6,188
TOTAL STOCKHOLDERS' EQUITY	18,353	151,922	94,040	(239,765)	24,550

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$209,103	$198,702	$112,423	$(239,765)	$280,463

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$109,736	$31,038	$(1,657)	$139,117

EXPENSES:
Depreciation and amortization	-	45,950	22,389	(500)	67,839
Gain on sale of seismic data	-	(2,377)	-	2,146	(231)
Cost of sales	-	183	20	-	203
Selling, general and
administrative expenses	1,571	16,777	9,618	(1,657)	26,309
	1,571	60,533	32,027	(11)	94,120

INCOME (LOSS) FROM OPERATIONS	(1,571)	49,203	(989)	(1,646)	44,997

Interest expense, net	(1,302)	(12,441)	(1,027)	-	(14,770)
Foreign currency exchange gains	-	63	1,062	-	1,125
Loss on sale of security	-	-	(1)	-	(1)

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(2,873)	36,825	(955)	(1,646)	31,351
Benefit for income taxes	-	(1,909)	(170)	-	(2,079)
Equity in income (loss) of subsidiaries	36,161	(784)	-	(35,377)	-

Income (loss) from continuing operations	33,288	37,950	(785)	(37,023)	33,430

Loss from discontinued operations,
net of tax	-	(142)	-	-	(142)

NET INCOME (LOSS)	$33,288	$37,808	$(785)	$(37,023)	$33,288

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(25,683)	$84,007	$21,451	$-	$79,775

Cash flows from investing activities:
Cash invested in seismic data	-	(46,613)	(14,157)	2,146	(58,624)
Cash from sale of seismic data	-	2,377	-	(2,146)	231
Cash paid to acquire property
and equipment	-	(703)	(209)	-	(912)
Cash received from disposal of property
and equipment	-	3	-	-	3
Cash from sale of security	-	-	12	-	12
Increase in restricted cash	-	(18)	-	-	(18)
Net cash used in investing activities
of continuing operations	-	(44,954)	(14,354)	-	(59,308)

Cash flows from financing activities:
Principal payments on notes payable	(29)	-	-	-	(29)
Principal payments on capital			(29)	-	(29)
lease obligations	-	-		-
Borrowings on line of credit	-	-	25	-	25
Payments on line of credit	-	-	(25)	-	(25)
Purchases of common stock
subsequently retired	(595)	-	-	-	(595)
Payments on notes receivable from
officers and employees	-	14	-	-	14
Intercompany transfers	26,307	(18,449)	(7,858)	-	-
Net cash provided by (used in)
financing activities of
continuing operations	25,683	(18,435)	(7,887)	-	(639)

Effect of exchange rate changes	-	-	(969)	-	(969)
Net cash provided by discontinued
operations:
Cash provided by operating activities	-	8	-	-	8
Cash provided by investing activities	-	9	-	-	9
Net increase in cash and equivalents	-	20,635	(1,759)	-	18,876
Cash and equivalents at beginning of period	-	71,430	6,667	-	78,097
Cash and equivalents at end of period	$-	$92,065	$4,908	$-	$96,973

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

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$70,315	$40,772	$(3,270)	$107,817

EXPENSES:
Depreciation and amortization	-	48,208	28,428	(273)	76,363
Cost of sales	-	123	20	-	143
Selling, general and
administrative expenses	1,504	14,836	9,948	(3,270)	23,018
	1,504	63,167	38,396	(3,543)	99,524

INCOME (LOSS) FROM OPERATIONS	(1,504)	7,148	2,376	273	8,293

Interest expense, net	(1,517)	(14,696)	(1,359)	-	(17,572)
Foreign currency exchange gains (losses)	-	5	1,156	-	1,161
Loss on sale of security	-	-	(11)	-	(11)
Dividend income from subsidiary	-	96	-	(96)	-

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(3,021)	(7,447)	2,162	177	(8,129)
Provision (benefit) for income taxes	-	230	(5,136)	-	(4,906)
Equity in income of subsidiaries	(161)	7,306	-	(7,145)	-

Income (loss) from continuing operations	(3,182)	(371)	7,298	(6,968)	(3,223)

Income from discontinued operations,
net of tax	-	41	-	-	41

NET INCOME (LOSS)	$(3,182)	$(330)	$7,298	$(6,968)	$(3,182)

(INDEX)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2005

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(24,959)	$51,903	$29,978	$-	$56,922

Cash flows from investing activities:
Cash invested in seismic data	-	(21,281)	(22,333)	-	(43,614)
Cash paid to acquire property
and equipment	-	(494)	(176)	-	(670)
Cash received from disposal of property
and equipment	-	-	13	-	13
Cash from sale of security	-	-	4	-	4
Decrease in restricted cash	-	78	-	-	78
Net cash used in investing activities of
continuing operations	-	(21,697)	(22,492)	-	(44,189)

Cash flows from financing activities:
Principal payments on senior notes	(4,000)	-	-	-	(4,000)
Principal payments on notes payable	(27)	(282)	-	-	(309)
Principal payments on capital
lease obligations	(1,295)	-	(25)	-	(1,320)
Costs of debt and equity transactions	(185)	-	-	-	(185)
Payments on notes receivable from
officers, employees and director	-	38	-	-	38
Intercompany transfers	30,466	(22,521)	(7,945)	-	-
Net cash provided by (used in)
financing activities of
continuing operations	24,959	(22,765)	(7,970)	-	(5,776)

Effect of exchange rate changes	-	-	(840)	-	(840)
Net cash provided by discontinued
operations (revised):
Cash provided by operating activities	-	151	-	-	151
Net increase (decrease) in cash
and equivalents	-	7,592	(1,324)	-	6,268
Cash and equivalents at beginning of period	-	30,745	12,540	-	43,285
Cash and equivalents at end of period	$-	$38,337	$11,216	$-	$49,553

(INDEX)

NOTE K-RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  The Company adopted SFAS No. 123(R) effective January 1, 2006.  Adoption of this standard increased the Company's net income by $1.9 million for the nine months ended September 30, 2006.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Other than the adoption of SFAS No. 123(R), the Company did not have any accounting changes or error corrections; therefore, the adoption of SFAS No. 154 on January 1, 2006 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of adopting FIN 48 on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 but does not expect that it will have a material effect on its consolidated financial position, results of operations or cash flows.

(INDEX)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the SEC, the impact on our results of operations of our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids and conditions in the capital markets during the periods covered by the forward-looking statements.  The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2005.

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

Overview

General

We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  We believe that our library of onshore seismic data is one of the largest, if not the largest, available for licensing in the United States and Canada. Our library of offshore data covers parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the western and central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data creation projects, which are substantially underwritten or paid for by clients.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

Our primary areas of focus are onshore U.S. and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.  These markets continue to experience major changes.  Having spent several years increasing their focus on international exploration opportunities, several major oil companies are becoming more active in the U.S. market than in the past few years.  Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity.  Production decline rates are accelerating worldwide and are the most pronounced in mature fields of North America, while commodity prices for oil and natural gas remain a positive driver.  We expect demand for natural gas to continue to increase exploration activity over the next two to three years in the U.S. and Canada.

Since 2002, we have focused on our core business activities of seismic data licensing, improved our capital spending discipline and reduced operating costs.  We believe our operating cost structure is aligned with our current level of business.  The principal amount of our outstanding indebtedness has been reduced to $188.9 million at September 30, 2006 and our cash balance has grown to $97.0 million at September 30, 2006.

(INDEX)

Over the last two years, we have achieved an average return on investment in excess of 40% on newly created data.  In addition, during 2006, we have added significant amounts of data through purchases and trades as compared to recent years.  We believe that this data will meet the expected returns for purchased data.  We determine return on investment by dividing the amount of non-exclusive data license revenue earned on data added to our library by the amount of the gross investment in the data, net of underwriting.  This percentage is useful because it reflects our ability to recover the capital investment on data added to our library, but should not be considered as an alternative to net income, as an indicator of our operating performance or as a measure of liquidity, including as an alternative to cash flows from operating activities.  We believe that we will be able to sustain the improvement of our return on investment over the next year provided the overall demand for seismic data remains strong.   Our clients continue to seek our services to create data in the U.S. and in Canada.  Our current commitment for underwriting on new data creation projects is $20.5 million.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

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

Availability of Capital for Our Customers.  Many of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. Significant changes in the private capital market and the availability of capital could have a material impact on the ability of these companies to obtain funding necessary to purchase our seismic data.

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

(INDEX)

Seasonality and Timing Factors

Our results of operations fluctuate from quarter to quarter due to a number of factors. Our results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under our revenue recognition policy, when we recognize revenue from data licensing contracts is dependent, among other things, upon when the customer selects the data. As a result, our seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of our data licensing transactions provide for fees to us of under $500,000 per transaction, occasionally a single data license transaction from our library, including those resulting from the merger and acquisition of our oil and gas company customers, may be substantially larger. Such large license transactions or an unusually large number of, or reduction in, data selections by customers can materially impact our results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In our data creation activities, weather-related or other events outside our control may impact or delay surveys during any given quarter.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cash resales	$26,280	$20,278	$86,864	$65,510
Other revenue components:
Acquisition revenue	12,199	3,643	36,193	19,482
Non-monetary exchanges	1,439	129	5,718	6,970
Revenue deferred	(5,224)	(8,948)	(33,202)	(33,672)
Recognition of revenue previously
deferred	9,794	8,216	37,341	45,629
Solutions and other	1,389	1,232	6,203	3,898
Total revenue, as reported	$45,877	$24,550	$139,117	$107,817

(INDEX)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cash margin	$19,861	$14,497	$68,782	$47,729
Add (subtract) other revenue components not
included in cash margin:
Acquisition revenue	12,199	3,643	36,193	19,482
Non-monetary exchanges	1,439	129	5,718	6,970
Revenue deferred	(5,224)	(8,948)	(33,202)	(33,672)
Recognition of revenue previously
deferred	9,794	8,216	37,341	45,629
Non-cash Solutions revenue	13	-	20	-
Less:
Depreciation and amortization	(21,027)	(19,441)	(67,839)	(76,363)
Non-cash operating expenses	(618)	(722)	(2,016)	(1,482)
Operating income (loss), as reported	$16,437	$(2,626)	$44,997	$8,293

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2006 to October 31, 2006, we completed the addition of approximately 2,100 square miles of seismic data to our library, including a purchase of approximately 600 square miles of seismic data.  For the year ended December 31, 2005, we completed the addition of approximately 2,100 square miles of seismic data to our library.  As of October 31, 2006, we had approximately 670 square miles of seismic data in progress.

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

(INDEX)

Results of Operations

The following table summarizes the components of our revenue for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006

		2005

			2006

				2005

Acquisition revenue:
Cash underwriting	$11,808	$2,408	$33,266	$17,550
Underwriting from non-monetary exchanges	391	1,235	2,927	1,932
Total acquisition revenue	12,199	3,643	36,193	19,482
Licensing revenue:
Cash resales	26,280	20,278	86,864	65,510
Non-monetary exchanges	1,439	129	5,718	6,970
Revenue deferred	(5,224)	(8,948)	(33,202)	(33,672)
Recognition of revenue previously deferred	9,794	8,216	37,341	45,629
Total resale revenue	32,289	19,675	96,721	84,437
Solutions and other	1,389	1,232	6,203	3,898
Total revenue	$45,877	$24,550	$139,117	$107,817

Total revenue increased 87% in the third quarter of 2006 compared to the same period of 2005 and was driven by an increase in acquisition revenue on new seismic shoots as well as an increase in licensing revenue from our data library.  Acquisition revenue in the third quarter of 2006 increased 235% from that recorded in the third quarter of 2005.  This increase was the result of the increase in the number and size of seismic surveys being shot in the 2006 period as compared to the 2005 period.  The increase in licensing revenue was primarily the result of a 30% increase in the level of cash resales between the quarters reflecting the continued strong demand for our seismic data as drilling activity has remained strong throughout North America.  Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade and were higher in the third quarter of 2006 compared to 2005.  In the third quarter of 2006, the level of timing of revenue recognition (i.e., revenue deferred and recognition of revenue previously deferred) increased to $4.6 million compared to $(0.7) million in the third quarter of 2005.  Solutions and other revenue increased in the third quarter of 2006 by 13% from the third quarter of 2005 primarily due to an increase in the level of reproduction and delivery services provided and the types of products delivered.

Total revenue for the first nine months of 2006 increased 29% compared to the 2005 period and was primarily due to the increase in acquisition revenue as discussed above as well as an increase in licensing revenue from our data library.  Cash resales increased 33% between the nine month periods.  This increase was offset by a reduction of $7.8 million in the level of timing of revenue recognition (i.e., revenue deferred and recognition of revenue previously deferred).  The first nine months of 2005 included an unusually high level of revenue recognized from previously deferred contracts, or selections, resulting in an $8.3 million decrease between periods.  Solutions and other revenue increased by 59% during the first nine months of 2006 primarily resulting from the level of licensing activity and the types of products delivered.

At September 30, 2006, we had a deferred revenue balance of $39.6 million, compared to the December 31, 2005 balance of $43.3 million.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Seismic data library amortization amounted to $20.3 million in the third quarter of 2006 compared to $18.8 million in the third quarter of 2005 and $65.8 million for the first nine months of 2006 compared to $73.9 million for the first nine months of 2005.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

(INDEX)

Seismic data amortization as a percentage of seismic licensing revenue is summarized as follows (in thousands):

	Three Months Ended		Percentage of
Components of Amortization	September 30,		Revenue
	2006	2005	2006	2005
Income forecast	$13,053	$7,347	29%	31%
Straight-line	7,290	11,408	16%	49%
Total	$20,343	$18,755	45%	80%

	Nine Months Ended		Percentage of
Components of Amortization	September 30,		Revenue
	2006	2005	2006	2005
Income forecast	$44,509	$40,121	34%	39%
Straight-line	21,304	33,807	16%	32%
Total	$65,813	$73,928	50%	71%

The decrease in the percentage of income forecast amortization to revenue in 2006 is primarily due to the mix of data being licensed, including the effects of the level of revenue recognized on fully amortized data. In the third quarter of 2006, 79% of resale revenue recognized was from data whose costs were fully amortized as compared to 64% in the third quarter of 2005.  This percentage was 71% in the first nine months of 2006 compared to 54% for the same period of 2005.  The decrease in the amount of straight-line amortization principally comes from surveys that were less than four years of age at the time of the revision in useful life; the majority of these surveys have become fully amortized.

In January of 2006, we sold certain seismic surveys located in Canada as required by an agreement entered into in 1993.  We recorded a gain of $231,000 related to such sale for the nine months ended September 30, 2006.

Selling, general and administrative ("SG&A") expenses were $8.4 million in the third quarter of 2006 compared to $7.7 million in the third quarter of 2005 and $26.3 million in the first nine months of 2006 compared to $23.0 million in the first nine months of 2005.  The increase in SG&A expenses in the third quarter was principally due to (1) an increase in commission expense resulting from the higher level of revenue in the 2006 third quarter and (2) an increase in professional fees incurred.  The increase in SG&A expenses for the nine month period was primarily due to (1) an increase in compensation expense resulting from performance based compensation expense associated with the Company's incentive compensation plan as well as expense related to restricted stock awards and (2) an increase in professional fees incurred.

Interest expense, net, was $4.9 million and $5.6 million in the third quarters of 2006 and 2005, respectively, and was $14.8 million and $17.6 million for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in expense is due to a higher level of interest income resulting from increased cash balances as well as improved rates of return.

Income tax benefit was $2.5 million and $3.9 million in the third quarters of 2006 and 2005, respectively, and $2.1 million and $4.9 million for the nine months ended September 30, 2006 and 2005, respectively.  The benefit in the 2006 periods resulted from (1) the reversal of a reserve totaling $2 million on a U.S. tax position which we no longer deemed necessary and (2) a benefit on Canadian operations.  Additionally, in the 2006 periods the income tax expense recorded on our U.S. operations was substantially offset by a reduction in our deferred tax asset valuation allowance resulting in $22,000 tax expense in the U.S. for estimated alternative minimum tax for the 2006 periods.  In 2005, we determined that it was more likely than not that a portion of the deferred tax asset related to the Canadian operations would be realized.  Therefore, in the third quarter and first nine months of 2005, $3.8 million and $6.2 million, respectively, of the valuation allowance previously provided against this deferred tax asset was reversed resulting in the tax benefit.

In the third quarter of 2006, we disposed of our remaining oil and gas properties.  As a result, we recorded a loss from discontinued operations of $146,000 in the third quarter of 2006 and $142,000 for the nine months ended September 30, 2006.

(INDEX)

Liquidity and Capital Resources

Sources and Uses of Liquidity

U.S. Credit Facility.  We have a revolving credit facility and can borrow up to $30.0 million, subject to borrowing base limitations.  The borrowing base is determined from time to time based on the lesser of:

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

Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in substantially all of our U.S. assets and a pledge of all of the issued and outstanding capital stock of our U.S. subsidiaries.  The facility expires on July 2, 2007.  At October 30, 2006, there was no outstanding balance under the facility and we could borrow up to $30.0 million.  Covenants in the agreement limit our ability to, among other things, incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  In addition, the agreement requires us to maintain certain financial ratios.  We were in compliance with all covenants and financial ratios as of September 30, 2006.

Canadian Credit Facility.  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit. The interest rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and 1.50% per annum for bankers' acceptances. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by us or any of our other U.S. subsidiaries. However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to us, SEIC Partners Limited Partnership or to any of our U.S. subsidiaries (approximately $32.8 million (Canadian) at September 30, 2006) has been subordinated to the repayment of Olympic's obligations under the revolving credit facility. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion. As of October 31, 2006, no amounts were outstanding on this revolving credit facility and $3.9 million (Canadian) was available on the revolving credit facility. Olympic is not a party to any of the debt issued by us other than the note payable to a former executive.

11.75% Senior Unsecured Notes.  On July 2, 2004, we issued, in a private placement, $193.0 million aggregate principal amount of 11.75% senior unsecured notes.  These notes were offered at a discount of 2.325% from their principal amount and mature on July 15, 2011.  As required by their terms, our 11.75% senior notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. As of October 31, 2006, $189.0 million aggregate principal amount was outstanding.  Interest is payable in cash, semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2005. The 11.75% senior notes are unsecured and are guaranteed by substantially all of our domestic subsidiaries on a senior basis.  The 11.75% senior notes contain restrictive covenants which limit our and our subsidiaries' ability to, among other things, incur additional indebtedness, make capital expenditures in excess of specified amounts, pay dividends and complete mergers, acquisitions and sales of assets.

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

As of September 30, 2006, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder of			2012 and
Contractual cash obligations	Total	2006	2007-2009	2010-2011	thereafter

Debt obligations (1)(2)	$300,517	$18	$66,838	$233,559	$102
Capital lease obligations (2)	5,702	75	987	665	3,975
Operating lease obligations	6,560	285	3,312	2,072	891
Total contractual cash obligations	$312,779	$378	$71,137	$236,296	$4,968

(1)         Debt obligations include the face amount of our 11.75% senior notes totaling $189.0 million.

(2)         Amounts include interest related to such obligations.

Operating Activities.  Cash flows provided by operating activities from continuing operations were $79.8 million and $56.9 million for the nine months ended September 30, 2006 and 2005, respectively.  The increase from 2005 to 2006 was primarily due to an increase in the amount of cash received from customers, an increase in interest income and a decrease in interest paid.

Investing Activities.  Cash flows used in investing activities from continuing operations were $59.3 million and $44.2 million for the nine months ended September 30, 2006 and 2005, respectively.  Cash expenditures for seismic data were $58.6 million and $43.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Financing Activities.  Cash flows used in financing activities were $0.6 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006 payments on senior notes, term loans and capital leases equaled $58,000, as compared to $5.6 million in the 2005 period.  The decrease between periods is primarily due to the 2005 period including payments on our Senior Notes totaling $4.0 million in connection with our 2004 excess cash flow offer.

Anticipated Liquidity.  Our ability to make required payments of principal and interest on our 11.75% senior notes, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our 11.75% senior notes and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

(INDEX)

Deferred Taxes

As of September 30, 2006, we had a net deferred tax asset of $6.1 million attributable to our Canadian operations, which was partially offset by a valuation allowance of $51,000.  In the U.S., we had a net deferred tax asset of $80.3 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of September 30, 2006, the recovery of the U.S. deferred tax asset is not assured of realization.

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

Capital Expenditures

During the first nine months of 2006, capital expenditures for seismic data and other property and equipment amounted to $75.5 million.  Our capital expenditures for the remainder of 2006 are presently estimated to be $21.7 million.  The first nine months of 2006 actual and 2006 estimated remaining capital expenditures are comprised of the following (in thousands):

	Actual for
	Nine Months
	Ended	Estimate For	Total
	September 30,	Remainder of	Estimate
	2006	2006	for 2006

New data acquisition	$49,357	$15,000	$64,357
Cash purchases of seismic data and other	16,351	1,200	17,551
Non-monetary exchanges	8,889	5,200	14,089
Other property and equipment	949	300	1,249
Total capital expenditures	75,546	21,700	97,246
Less: Non-monetary exchanges	(8,889)	(5,200)	(14,089)
Changes in working capital	(7,121)	-	(7,121)
Cash investment per statement of cash flows	$59,536	$16,500	$76,036

The capital expenditures discussed above are within the capital expenditure limitations imposed by our 11.75% senior notes and U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Actual for
	Nine Months
	Ended	Estimate For	Total
	September 30,	Remainder of	Estimate
	2006	2006	for 2006

Total capital expenditures	$75,546	$21,700	$97,246
Less:
Non-cash additions	(8,889)	(5,200)	(14,089)
Cash underwriting	(33,266)	(10,100)	(43,366)
Capital expenditures funded from operations	$33,391	$6,400	$39,791

(INDEX)

As of October 31, 2006, we had capital expenditure commitments related to data acquisition projects for an estimated $28.2 million for which we have obtained approximately $19.4 million of cash underwriting and $1.1 million of underwriting from non-monetary exchanges.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which supersedes SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.  We adopted SFAS No. 123(R) effective January 1, 2006.  Adoption of this standard increased our net income by $1.9 million for the nine months ended September 30, 2006.

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

In September 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Other than the adoption of SFAS No. 123(R), we did not have any accounting changes or error corrections; therefore, the adoption of SFAS No. 154 on January 1, 2006 did not have an impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently assessing the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material effect on our consolidated financial position, results of operations or cash flows.

(INDEX)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS No. 157 but do not expect that it will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates.  As of September 30, 2006, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2006.

Item 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2006 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Note I to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1.A.  RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

(INDEX)

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2006 - July 31, 2006	44,169	$3.89	-	-
August 1, 2006 - August 31, 2006	-	-	-	-
September 1, 2006 - September 30, 2006	-	-	-	-
Total	44,169	$3.89	-	-

(1)

Represents shares that were withheld by or returned to us to satisfy tax withholding obligations that arose upon the issuance of common stock to employees or the vesting of restricted stock previously granted to employees.  Such shares have been retired.

Item 3., 4. and 5.  Not applicable.

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

			SEITEL, INC.

Dated: November	1,	2006	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: November	1,	2006	/s/	William J. Restrepo
				William J. Restrepo
				Chief Financial Officer

(INDEX)

		EXHIBIT INDEX

Exhibit		Title	Page
			Number

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	41

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	43

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	45

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	47

_______________

*      Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.