Form 10-Q
period 2007-06-30
SEITEL INC
filed 2007-09-04
CIK 750813

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[X]	No	[ ]

As of September 4, 2007, there were 100 shares of the Company's common stock, par value $.0001 per share outstanding.

INDEX

Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements...........................................................................................................	3

	Condensed Consolidated Balance Sheets (Unaudited)......................................................	3

	Condensed Consolidated Statements of Operations (Unaudited)......................................	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)......	6

	Condensed Consolidated Statements of Stockholders' Equity (Unaudited).......................	7

	Condensed Consolidated Statements of Cash Flows (Unaudited)....................................	8

	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)...................	10

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................................................................................................	35

	Item 3. Controls and Procedures....................................................................................................	47

	Item 6. Exhibits................................................................................................................................	47

	Signatures ..............................................................................................................................................	49

(Index)

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$25,261	$107,390
Restricted cash	107	105
Receivables
Trade, net of allowance for doubtful accounts of
$710 and $316, respectively	45,864	52,144
Notes and other, net of allowance for doubtful accounts
of $275 and $275, respectively	443	895
Net seismic data library, net of accumulated amortization
of $56,869 and $961,549, respectively	378,148	123,123
Net property and equipment, net of accumulated depreciation
and amortization of $1,048 and $26,439, respectively	7,520	7,628
Prepaid expenses, deferred charges and other	17,853	9,169
Deferred income taxes	-	4,981
Intangible assets, net	53,779	-
Goodwill	199,324	-

TOTAL ASSETS	$728,299	$305,435

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$40,944	$30,837
Income taxes payable	1,300	659
Debt
Senior Notes	402,375	185,788
Notes payable	317	337
Obligations under capital leases	3,636	2,913
Deferred revenue	27,170	47,410
Deferred income taxes	16,170	-
TOTAL LIABILITIES	491,912	267,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued (Predecessor)	-	-
Common stock, par value $.01 per share; authorized 400,000,000 shares; issued and outstanding 155,184,084 shares
at December 31, 2006 (Predecessor)	-	1,552
Common stock, par value $.001 per share; 100 shares authorized,
issued and outstanding at June 30, 2007 (Successor)	-	-
Additional paid-in capital	259,781	240,431
Retained deficit	(39,077)	(209,539)
Accumulated other comprehensive income	15,683	5,047
TOTAL STOCKHOLDER'S EQUITY	236,387	37,491

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$728,299	$305,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	Three Months Ended
	June 30,
	2007	2006

REVENUE	$30,371	$48,542

EXPENSES:
Depreciation and amortization	37,770	23,034
Loss on sale of seismic data	-	26
Cost of sales	32	55
Selling, general and administrative	9,489	8,906
Merger	835	-
	48,126	32,021

INCOME (LOSS) FROM OPERATIONS	(17,755)	16,521

Interest expense, net	(9,938)	(4,989)
Foreign currency exchange gains	1,478	1,295

Income (loss) from continuing operations before income taxes	(26,215)	12,827
Provision (benefit) for income taxes	(1,970)	199
Income (loss) from continuing operations	(24,245)	12,628
Loss from discontinued operations, net of tax	-	(9)

NET INCOME (LOSS)	$(24,245)	$12,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007 -	January 1, 2007 -	Six Months Ended
	June 30, 2007	February 13, 2007	June 30, 2006

REVENUE	$47,669	$19,010	$93,240

EXPENSES:
Depreciation and amortization	60,003	11,485	46,812
Gain on sale of seismic data	-	-	(231)
Cost of sales	41	8	163
Selling, general and administrative	13,923	3,577	17,936
Merger	1,280	17,457	-
	75,247	32,527	64,680

INCOME (LOSS) FROM OPERATIONS	(27,578)	(13,517)	28,560

Interest expense, net	(19,123)	(2,284)	(9,897)
Foreign currency exchange gains (losses)	1,657	(102)	1,134
Other income	-	12	-

Income (loss) from continuing operations
before income taxes	(45,044)	(15,891)	19,797
Provision (benefit) for income taxes	(5,967)	452	383
Income (loss) from continuing operations	(39,077)	(16,343)	19,414
Income from discontinued operations, net of tax	-	-	4

NET INCOME (LOSS)	$(39,077)	$(16,343)	$19,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	PERIOD	PERIOD
	Three Months		February 14,	January 1,	Six Months
	Ended		2007 -	2007 -	Ended
	June 30,		June 30,	February 13,	June 30,
	2007	2006	2007	2007	2006

Net income (loss)	$(24,245)	$12,619	$(39,077)	$(16,343)	$19,418

Unrealized gains (losses)
on securities held
as available for sale	-	(15)	-	-	19

Foreign currency translation
adjustments	13,820	924	15,683	7	975

Comprehensive
income (loss)	$(10,425)	$13,528	$(23,394)	$(16,336)	$20,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)

(In thousands, except share amounts)

							Accumu-
							lated
							Other
	PREDECESSOR		SUCCESSOR		Additional	Retained	Compre-
	Common Stock		Common Stock		Paid-In	Earnings	hensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income

Predecessor Period:
Balance, December 31, 2006	155,184,084	$1,552	-	$-	$240,431	$(209,539)	$5,047
Cumulative effect of adoption
of FIN 48	-	-	-	-	-	(3,082)	-
Issuance of restricted stock	1,032,615	10	-	-	(10)	-	-
Issuance of common stock to
employees	25,504	-	-	-	-	-	-
Amortization of stock-based
compensation costs	-	-	-	-	379	-	-
Accrual for restricted stock issuance
for performance equity awards	-	-	-	-	32	-	-
Retirement of stock to satisfy
employee tax withholding	(109,149)	(1)	-	-	(287)	(112)	-
Vesting of restricted stock due to
change in control	-	-	-	-	6,294	-	-
Net loss	-	-	-	-	-	(16,343)	-
Foreign currency translation
adjustments	-	-	-	-	-	-	7
Balance, February 13, 2007	156,133,054	$1,561	-	$-	$246,839	$(229,076)	$5,054

Successor Period:
Investment by Parent	-	$-	100	$-	$256,234	$-	$-
Amortization of stock-based
compensation costs	-	-	-	-	3,547	-	-
Net loss	-	-	-	-	-	(39,077)	-
Foreign currency translation
adjustments	-	-	-	-	-	-	15,683
Balance, June 30, 2007	-	$-	100	$-	$259,781	$(39,077)	$15,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007 -	January 1, 2007 -	Six Months Ended
	June 30, 2007	February 13, 2007	June 30, 2006

Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided
by operating activities of continuing operations:
Net income (loss)	$(39,077)	$(16,343)	$19,418
Income from discontinued operations, net of tax	-	-	(4)
Depreciation and amortization	60,003	11,485	46,812
Deferred income tax provision (benefit)	(7,451)	204	509
Amortization of deferred financing costs	4,532	99	593
Amortization of debt discount (premium)	(30)	70	250
Amortization of stock-based compensation	3,547	6,673	848
Amortization of favorable facility lease	97	-	-
Allowance for collection of trade receivables	391	-	160
Reversal of allowance for notes receivable	-	(274)	-
Non-cash compensation expense	-	32	550
Non-cash revenue	(1,109)	(88)	(7,627)
Gain on sale of property and equipment	-	-	(4)
Gain on sale of seismic data	-	-	(231)
Decrease (increase) in receivables	(3,798)	9,074	(16,332)
Decrease (increase) in other assets	495	(472)	(44)
Increase (decrease) in deferred revenue	14,154	(7,767)	5,692
Increase (decrease) in accounts payable
and other liabilities	49	2,917	(371)
Net cash provided by operating activities
of continuing operations	31,803	5,610	50,219

Cash flows from investing activities:
Cash invested in seismic data	(25,780)	(8,369)	(37,987)
Cash paid to acquire property and equipment	(134)	(60)	(485)
Cash from disposal of property and equipment	-	-	3
Increase in restricted cash	(2)	-	(17)
Net cash used in investing activities of continuing
operations	(25,916)	(8,429)	(38,486)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	-	-
Repayment of 11.75% Senior Notes	(233,352)	-	-
Purchase of Seitel stock	(386,556)	-	-
Principal payments on notes payable	(17)	(3)	(17)
Principal payments on capital lease obligations	(32)	(6)	(19)
Borrowings on line of credit	88	119	25
Payments on line of credit	(88)	(119)	(25)
Payment of financing fees	(16,982)	-	-
Contributed capital	153,473	-	-
Purchase of common stock subsequently retired	-	(400)	(422)
Payments on notes receivable from officers
and employees	274	-	13
Net cash used in financing activities
of continuing operations	$(83,192)	$(409)	$(445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued

(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007 -	January 1, 2007 -	Six Months Ended
	June 30, 2007	February 13, 2007	June 30, 2006

Effect of exchange rate changes	$(1,642)	$46	$(1,005)
Net cash used in discontinued operations:
Cash used in operating activities	-	-	(6)
Cash used in investing activities	-	-	(46)
Net increase (decrease) in cash and equivalents	(78,947)	(3,182)	10,231
Cash and cash equivalents at beginning of period	104,208	107,390	78,097
Cash and cash equivalents at end of period	$25,261	$104,208	$88,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,913	$11,207	$11,250
Income taxes	$547	$1	$279
Income tax refunds received	$-	$-	$137
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$2,162	$(7)	$6,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

NOTE A-BUSINESS COMBINATION

On February 14, 2007, Seitel Acquisition Corp. ("Acquisition Corp.") was merged with and into Seitel, Inc. (the "Company") (the "Merger"), pursuant to a merger agreement between the Company, Acquisition Corp. and Seitel Holdings, Inc. ("Holdings") dated October 31, 2006.  Pursuant to the merger agreement, the Company continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.  Holdings is an investment entity controlled by ValueAct Capital Master Fund, L.P. ("ValueAct Capital").

In connection with the Merger, Acquisition Corp. commenced a cash tender offer and consent solicitation related to all of the $189.0 million aggregate principal amount of the Company's 11.75% senior notes due 2011 (the "11.75% Senior Notes").  On February 14, 2007, the Company paid $187.0 million aggregate principal amount of such notes representing all of the notes tendered.  In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture for the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger.

In addition, on February 14, 2007, the Company issued $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the "9.75% Senior Notes") pursuant to an indenture by and among the Company, certain subsidiary guarantors and LaSalle Bank National Association, as trustee.

The Company also entered into an Amended and Restated Loan and Security Agreement for a new senior secured credit facility with Wells Fargo Foothill, Inc. with a maximum credit amount of $25.0 million, subject to certain borrowing base limitations. All obligations are unconditionally guaranteed by the Company's domestic subsidiaries that are not borrowers under the new facility, subject to customary exceptions, exclusions and release mechanisms. The new facility is secured by a lien on substantially all of the Company's domestic assets.

Pursuant to the Merger, all of the Company's outstanding common stock (other than shares owned by ValueAct Capital and management investors, which were contributed for ownership in Holdings) was exchanged for $3.70 per share.  The aggregate purchase price in connection with the Merger was approximately $387.9 million, comprised of $386.6 million for the acquisition of the outstanding shares and $1.3 million for rollover shares by the management investors.  In connection with the Merger, the warrants held by ValueAct totaling 15,037,568 were cancelled.  In addition, prior to the Merger, ValueAct Capital had invested $127.2 million in acquiring stock of the Company.

The Merger has been accounted for in accordance with the provisions of Statement of Financial Standards ("SFAS") No. 141, "Business Combinations."  The total purchase price was allocated to the Company's net tangible and identifiable intangible assets based on their estimated fair values established, in part, by an independent appraisal firm as of March 1, 2006 and February 14, 2007 as set forth below.  The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.  The preliminary allocation of the purchase price for seismic data library, property and equipment, intangible assets and deferred income taxes was based upon valuation data at the date of the Merger and the estimates and assumptions are subject to change.  The initial purchase price allocation may be adjusted within one year of the effective date of the Merger (February 14, 2007) for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process.

During the second quarter ended June 30, 2007, the Company recorded an additional step-up to its seismic data library of $0.7 million with an offsetting adjustment to goodwill of approximately $0.5 million and deferred income tax liability of $0.2 million resulting from the finalization of adjusting the seismic data library to fair value.  The Company also recorded additional expense of approximately $64,000 representing the additional amortization of the additional seismic data library step-up for the period February 14, 2007 through June 30, 2007.  During the second quarter ended June 30, 2007, the Company also recorded adjustments of approximately $0.2 million to increase goodwill and deferred income tax liability, resulting from a recalculation of deferred tax liabilities in connection with the Merger.

(Index)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and receivables	$145,106
Property and equipment	8,159
Seismic data library	395,560
Identifiable intangibles	54,101
Goodwill	191,421
Prepaids and other assets	7,410
Accounts payable and accrued liabilities	(37,642)
Debt	(231,253)
Deferred revenue	(13,031)
Deferred income tax	(22,305)
Net assets acquired	$497,526

A summary of the preliminary allocation of purchase price to identifiable intangible assets, other than goodwill is as follows (in thousands):

Intangible assets:
Trade name	$900
Customer relationships	42,848
Internally developed software	7,989
Favorable facility leases	2,184
Covenants not to compete	180
Total	$54,101

The valuations are based on information that is available as of the date of the Merger and the expectations and assumptions that have been deemed reasonable by management.  No assurance can be given, however, that the underlying assumptions of events associated with such assets will occur as projected.  For these reasons, among others, the actual results may vary from the projected results.

The following unaudited pro forma consolidated financial information has been prepared as if the Merger had taken place at the beginning of each year presented.  The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Merger taken place at the beginning of the years presented (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,	June 30,
	2006	2007	2006

Revenue	$41,138	$58,109	$77,455
Operating loss	(9,442)	(40,105)	(24,382)
Net loss	(15,530)	(56,174)	(37,977)

The pro forma financial information reflects the decreased revenue from selections of previously deferred revenue, additional amortization and depreciation expense and increased interest expense.  The pro forma financial information also reflects the elimination of merger expenses.

(Index)

NOTE B-BASIS OF PRESENTATION

The accompanying condensed financial statements of Seitel, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  The condensed consolidated balance sheet of the Company as of December 31, 2006, has been derived from the audited balance sheet of the Company as of that date.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 contained in the Company's Annual Report.

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for the first six months of 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through June 30, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The consolidated financial statements for the Successor Period (including for the three months ended June 30, 2007) reflect the acquisition of the Company under the purchase method of accounting in accordance with SFAS No. 141.  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.  The consolidated financial statements as of December 31, 2006 and for the three and six months ended June 30, 2006 are also presented as Predecessor.

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

  recording the data in the field; and

  processing the data.

The customers paying for the initial exclusive licenses receive legally enforceable rights to any resulting product of each activity described above.  The customers also receive access to and use of the newly acquired, processed data.

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

(Index)

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

The Company's non-exclusive license contracts specify the following:

  that all customers must also execute a master license agreement that governs the use of all data received under the Company's non-exclusive license contracts;

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

(Index)

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

(Index)

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	PERIOD	PERIOD
	Three Months		February 14,	January 1,	Six Months
	Ended		2007 -	2007 -	Ended
	June 30,		June 30,	February 13,	June 30,
	2007	2006	2007	2007	2006

Seismic data library additions	$600	$4,753	$2,162	$(7)	$6,812

Revenue recognized on
specific data licenses
and selections of data	461	3,011	1,082	71	5,084

Revenue recognized related
to acquisition contracts	12	701	27	11	2,536

Revenue recognized
related to data
management services	-	7	-	6	7
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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $476,000 and $473,000 for the three months ended June 30, 2007 and 2006, respectively and $712,000, $265,000 and $905,000 for the period February 14, 2007 to June 30, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the six months ended June 30, 2006 (Predecessor Period), respectively.

(Index)

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

The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  As of July 1, 2007, the amortization rate utilized under the income forecast method for all components is 70%.

The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. In connection with the Merger, the greater of the income forecast or straight-line amortization policy was applied at February 13, 2007 (for the Predecessor Period), March 31, 2007 and June 30, 2007 (for the Successor Period).  Under this policy, the Company first records amortization using the income forecast method.  The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey.  This requirement is applied regardless of future-year revenue estimates for the library component of which the survey is a part and does not consider the existence of deferred revenue with respect to the library component or to any survey.

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

As events or conditions require, the Company evaluates the recoverability of its seismic data library investment in accordance with SFAS No. 144.  The Company evaluates its seismic data library investment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The Company considers the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when its seismic data investment should be evaluated for impairment.  In evaluating sales performance of each component, the Company generally considers five consecutive quarters of actual performance below forecasted sales to be an indicator of potential impairment.

(Index)

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

The Company did not have any impairment charges during the period February 14, 2007 to June 30, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) or during the six months ended June 30, 2006 (Predecessor Period).

NOTE E-INTANGIBLES

In connection with the Merger, the Company recorded intangible assets both in the U.S. and Canada.  The recorded gross carrying amount of intangible assets changed since the Merger due to the impact of foreign currency fluctuations.  The following is a summary of the Company's intangible assets other than goodwill as of June 30, 2007 (in thousands):

	SUCCESSOR PERIOD
	JUNE 30, 2007
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net Book
	Period	Amount	Amortization	Value

Intangible assets with determinable
useful lives:
Favorable facility leases	9 years	$2,391	$(116)	$2,275
Customer relationships	10 years	43,861	(1,645)	42,216
Covenants not to compete	1 year	180	(68)	112
Internally developed software	7 years	8,744	(468)	8,276
		$55,176	$(2,297)	$52,879
Trade names with indefinite lives		900	-	900
Total identifiable intangible assets		$56,076	$(2,297)	$53,779

Amortization expense for the Company's intangible assets was $1.5 million for the three months ended June 30, 2007 and $2.2 million during the period from February 14, 2007 to June 30, 2007.  Estimated future amortization expense is as follows:  remainder of fiscal year end 2007 - $3.1 million, fiscal year ended 2008 - $6.0 million, fiscal year ended 2009 - $6.0 million, fiscal year ended 2010 - $6.0 million, fiscal year ended 2011 - $6.0 million, and thereafter - $25.9 million.

NOTE F-INCOME TAXES

FASB Interpretation No. 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

(Index)

As of January 1, 2007, the Company recorded the cumulative effect of adopting FIN 48 of $3.1 million as an increase to the balance of retained deficit.  The Company has unrecognized tax benefits of approximately $8.8 million, of which $1.5 million would impact the effective income tax rate if recognized.

In conjunction with the adoption of FIN 48, uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of June 30, 2007 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheets was $2.0 million and $1.6 million, respectively.  Income tax expense for the three months ended June 30, 2007, for the period from January 1, 2007 to February 13, 2007 and for the period from February 14, 2007 to June 30, 2007 included $0.2 million, $0.1 million and $0.3 million, respectively, related to interest on unrecognized tax benefits.

The Company believes it is reasonably possible that, within the next 12 months, the amount of previously unrecognized tax benefits could decrease by approximately $3.0 million primarily as a result of the resolution of tax audits.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2002 and 1999, respectively.

Income Tax Expense (Benefit)

The following is the detail of income tax expense (benefit) recorded in 2007 for the periods indicated (in thousands):

	SUCCESSOR			PREDECESSOR
	PERIOD			PERIOD
	February 14, 2007 -			January 1, 2007 -
	June 30, 2007			February 13, 2007
	U.S.	Canada	Total	U.S.	Canada	Total

Tax expense (benefit) resulting from:

Current operations	$(13,088)	$(2,005)	$(15,093)	$(5,051)	$354	$(4,697)
Change in Valuation Allowance	9,126	-	9,126	5,149	-	5,149

Total tax expense (benefit)	$(3,962)	$(2,005)	$(5,967)	$98	$354	$452

In the Predecessor Period, the Company provided a full valuation allowance against the Federal tax benefit generated from its U.S. operations as it was more likely than not that such benefit would not be realized.  At the Merger date, the Company recorded a step-up in deferred tax liabilities of $26.7 million due to the step-up in its U.S. and Canadian net asset values as a result of the Merger.  Consequently, in the Successor Period, a portion of the Federal tax benefit generated from the Company's U.S. operations was recognized as a tax benefit up to the amount of the U.S. deferred tax liability recorded.  The remaining U.S. Federal tax benefit of $9.1 million was offset by a valuation allowance because it was more likely than not that such benefit would not be realized.

Deferred Tax Liability

As of June 30, 2007, the Company had a net deferred tax liability of $16.2 million, all of which was attributable to its Canadian operations.  In the U.S., the Company had a net deferred tax asset of $9.1 million, all of which was offset by a valuation allowance, except for $2,000 related to state deferred tax liabilities.  The recognition of the U.S. tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.

(Index)

NOTE G-DEBT

The following is a summary of the Company's debt (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	June 30,	December 31,
	2007	2006

9.75% Senior Notes	$400,000	$-
11.75% Senior Notes	2,000	189,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	317	337
	402,317	189,337
Plus: Premium on debt	375	-
Less: Debt discount	-	(3,212)
	$402,692	$186,125

9.75% Senior Unsecured Notes

On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% Senior Notes.  The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger. These notes mature on February 15, 2014.  Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2007.  The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

From time to time on or before February 15, 2010, the Company may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net proceeds of equity offerings at a redemption price equal to 109.75% of the principal amount, plus accrued and unpaid interest.  Upon a change of control (as defined in the indenture), each holder of the 9.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

11.75% Senior Unsecured Notes

On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% Senior Notes.  As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the Successor financial statements related to these notes.  Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The remaining notes mature on July 15, 2011.  The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.

(Index)

As a result of the tender and consent offer, effective February 14, 2007, the 11.75% Senior Notes no longer contain any restrictive covenants, other than the requirement to make excess cash flow offers.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company is required to use 50% of the excess cash flow to fund an offer to repurchase the 11.75% Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer is required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer is required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to the repurchase payment.  Because of excess cash flow generated for the year ended December 31, 2006, in the first quarter of 2007, the Company made a repurchase offer for the remaining notes.  No 11.75% Senior Notes were tendered in the 2006 excess cash flow offer.  Upon a change of control (as defined in the indenture), each holder of the 11.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Revolving Credit Facility

On February 14, 2007, the Company entered into an amended and restated U.S. revolving credit facility with Wells Fargo Foothill, Inc., as lender, which provides for up to $25.0 million, subject to borrowing base limitations.  Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in and lien on substantially all of the Company's U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company's U.S. subsidiaries.  The facility expires on February 14, 2010.  The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results, and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  The revolving credit facility requires the payment of an unused line fee of .25% per annum payable in arrears.

Subsidiary Revolving Line of Credit

The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The interest rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and 1.50% per annum for bankers' acceptances.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, SEIC Trust Administration Ltd. (as sole trustee of, and for and on behalf of, SEIC Business Trust) and SEIC Holdings, Ltd., but is not guaranteed by the Company or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic, SEIC Trust Administration Ltd., SEIC Business Trust or SEIC Holdings, Ltd. to the Company, SEIC Partners' Limited Partnership or to any other U.S. subsidiary of the Company (approximately $29.8 million (Canadian) at June 30, 2007) has been subordinated to the repayment of Olympic's obligations under the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

Note Payable to Former Executive

In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013.  The note is non-interest bearing.  The note is guaranteed by Olympic.

(Index)

NOTE H-CONTRACTUAL OBLIGATIONS

As of June 30, 2007, the Company had approximately $688.3 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder
		of			2013 and
Contractual cash obligations	Total	2007	2008-2010	2011-2012	thereafter

Debt obligations (1)(2)	$676,478	$19,648	$117,921	$80,379	$458,530
Capital lease obligations (2)	5,738	174	1,047	722	3,795
Operating lease obligations	6,038	578	3,416	1,782	262
Total contractual cash obligations	$688,254	$20,400	$122,384	$82,883	$462,587

(1)    Debt obligations include the face amount of the 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.

(2)    Amounts include interest related to debt and capital lease obligations.

NOTE I-STOCK-BASED COMPENSATION

Prior to the closing of the Merger, the Company had a stock option plan (the "2004 Stock Option Plan") which provided for the grant of stock-based awards, including stock options, restricted stock or other stock-based awards to eligible employees and directors.  In connection with the Merger, Holdings, the Company's parent, adopted a stock-based compensation plan (the "2007 Non-Qualified Stock Option Plan") for the benefit of the Company's key employees and non-employee directors.

The amounts of stock-based compensation expense recognized in the periods presented are as follows (in thousands):

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	PERIOD	PERIOD
	Three Months		February 14,	January 1,	Six Months
	Ended		2007 -	2007 -	Ended
	June 30,		June 30,	February 13,	June 30,
	2007	2006	2007	2007	2006

Included in reported
selling, general and
administrative expenses

Restricted stock	$-	$794	$-	$412	$1,398
Stock options	2,369	-	3,547	-	-
Total	$2,369	$794	$3,547	$412	$1,398

Included in merger expenses

Restricted stock	$-	$-	$-	$6,294	$-
Total	$-	$-	$-	$6,294	$-

Stock-based compensation
expense	$2,369	$794	$3,547	$6,706	$1,398

(Index)

Stock and Equity-Based Compensation Plans

Successor

Non-qualified Options

The 2007 Non-Qualified Stock Option Plan ("the Plan") was adopted effective February 14, 2007, and authorizes stock options to be granted to the Company's key employees and non-employee directors for up to 92,898 shares of Holdings' common stock. On June 15, 2007, the Board of Directors of Holdings approved an increase of 1,347 shares for issuance under the Plan.  Since adoption of the Plan, 92,059 total non-qualified stock options ("Options"), with an exercise price of $389.42 per share have been issued.  The Options vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date.

The fair value of the Options was estimated on each grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

SUCCESSOR
PERIOD
February 14, 2007-
June 30, 2007

Weighted average grant date fair value per share	$197.95
Weighted average assumptions used:
Expected volatility	45%
Expected life (in years)	6.25
Risk free interest rate	4.69%
Expected dividend yield	0.0%

The computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. When establishing its expected life assumptions, the Company used the "simplified" method prescribed in Staff Accounting Bulletin No. 107, "Shared-Based Payment," for companies that do not have adequate historical data.

The following table summarizes stock option activity during the Successor Period:

SUCCESSOR
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life in Years

Outstanding at February 14, 2007	-	-
Granted	92,059	$389.42
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2007	92,059	$389.42
Options exercisable at June 30, 2007	-	-	-
Options vested or expected to vest at
June 30, 2007	-	-	-

As of July 1, 2007, the total future compensation cost related to non-vested options, not yet recognized in the Statement of Operations, was $14.7 million and will be recognized using graded vesting over a weighted average period of 3.6 years.

(Index)

Predecessor

Restricted Stock and Common Stock

In accordance with the 2004 Stock Option Plan, 7,500,000 shares of its common stock were initially reserved and available for stock-based awards, including options, restricted stock or other stock-based awards. The exercise price, term and other conditions applicable to each award granted under the 2004 Stock Option Plan were generally determined by the Compensation Committee at the time of grant and varied with each award granted.

As a result of the Merger, any and all unvested restricted stock outstanding at February 13, 2007 immediately vested.  The Company recorded in merger expenses a non-cash charge for stock compensation expense of approximately $6.3 million in the Predecessor Period as a result of this accelerated vesting.

The following table summarizes the activity of non-vested restricted stock during the Predecessor Period (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Non-vested at January 1, 2007	3,692	$2.14
Granted	1,033	$3.56
Vested	(4,725)	$2.45
Forfeited	-	-
Non-vested at February 13, 2007	-	-

The following table summarizes the activity of non-vested restricted stock during the six months ended June 30, 2006 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Non-vested at January 1, 2006	2,965	$1.36
Granted	1,841	$2.92
Vested	(259)	$1.39
Forfeited	(17)	$1.86
Non-vested at June 30, 2006	4,530	$1.99

During the Predecessor Period and the six months ended June 30, 2006, 25,504 and 108,327 shares, respectively, of common stock were awarded to employees at an average fair value of $3.56 and $2.99, respectively.

Stock Options

On July 2, 2004, the Company granted its then chairman options to purchase 100,000 shares of its common stock at an exercise price of $1.30, the market price of the common stock on such date. Such options became exercisable on July 2, 2005. Such options were not granted under the 2004 Stock Option Plan.  As a result of the Merger, the outstanding stock options were purchased at the Merger consideration price of $3.70 per share, less the exercise price of $1.30 per share.

(Index)

The following table summarizes stock option activity during the Predecessor Period (shares in thousands):

PREDECESSOR
Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life in Years	(000's)

Outstanding at January 1, 2007	100	$1.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Paid out at Merger closing	(100)	$1.30	-	-

Outstanding at February 13, 2007	-	-	-	-

The following table summarizes stock option activity during the six months ended June 30, 2006 (shares in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life in Years	(000's)

Outstanding at January 1, 2006	100	$1.30
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2006	100	$1.30	8.0	$226
Options exercisable at June 30, 2006	100	$1.30	8.0	$226
Options vested or expected to vest at
June 30, 2006	100	$1.30	8.0	$226

NOTE J-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at June 30, 2007 and December 31, 2006 of $107,000 and $105,000, respectively, related to collateral on a seismic operations bond.

(Index)

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007-	January 1, 2007-	Six Months Ended
	June 30, 2007	February 13, 2007	June 30, 2006

Non-monetary exchanges related to resale
licensing revenue	$2,738	$(7)	$4,279
Non-monetary exchanges from underwriting
of new data acquisition	-	-	1,430
Non-monetary exchanges related to data
management services	-	-	52
Completion of data in progress from prior
non-monetary exchanges	600	-	1,238
Less: Non-monetary exchanges
for data in progress	(1,176)	-	(187)
Total non-cash additions to seismic data library	$2,162	$(7)	$6,812

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007-	January 1, 2007-	Six Months Ended
	June 30, 2007	February 13, 2007	June 30, 2006

Acquisition revenue on underwriting from
non-monetary exchange contracts	$27	$11	$2,536
Licensing revenue from specific data
licenses and selections on
non-monetary exchange contracts	1,082	71	5,084
Data management revenue	-	6	7
Total non-cash revenue	$1,109	$88	$7,627

NOTE K-COMMITMENTS AND CONTINGENCIES

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

On November 6, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 189th Judicial District (No. 2006-71302) by Todd Augenbaum, an alleged stockholder of the Company. The plaintiff filed an amended complaint on January 22, 2007. The amended complaint names as defendants the Company and each member of its Board of Directors as well as ValueAct Capital Master Fund, L.P. ("ValueAct Capital"), Seitel Holdings, Inc. ("Holdings") and Seitel Acquisition Corp. ("Acquisition Corp.") The amended complaint is a purported class action that alleges, among other things, that (i) the defendants have breached fiduciary duties they assertedly owed to the Company's stockholders in connection with the Company entering into the Agreement and Plan of Merger, dated as of October 31, 2006, with Holdings and Acquisition Corp. (see Note R to Notes to Consolidated Financial Statements for discussion on subsequent events), or aided and abetted in the breach thereof, (ii) the defendants have breached their duty of candor to the Company's stockholders by failing to disclose material information, or aided and abetted in the breach thereof, and (iii) the merger consideration is unfair and inadequate. The plaintiff seeks, among other things, certification of a class, an injunction against the consummation of the merger, and the costs and disbursements of the action. On February 1, 2007, the court denied the plaintiff's motion for a temporary restraining order and/or preliminary injunction of the shareholder vote, which then occurred as scheduled on February 9, 2007. The Company believes that the lawsuit is without merit and intends to defend against it vigorously.

(Index)

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2007, the Company did not have any amounts accrued related to the claims set forth above, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.  If one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

NOTE L-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. Seitel, Inc.'s (the "Parent") payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

The consolidating condensed financial statements are presented below and should be read in connection with the Condensed Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the 9.75% Senior Notes on a joint and several basis, and (ii) the Company's management has determined such separate financial statements are not material to investors.

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2007 (Successor Period) and December 31, 2006 (Predecessor Period), and the consolidating condensed statements of operations and statements of cash flows for the period from February 14, 2007 to June 30, 2007 (Successor Period), from January 1, 2007 to February 13, 2007 (Predecessor Period) and for the six months ended June 30, 2006 (Predecessor Period) of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(Index)

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of June 30, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$24,120	$1,141	$-	$25,261
Restricted cash	-	107	-	-	107
Receivables
Trade, net	-	36,863	9,001	-	45,864
Notes and other, net	46	35	362	-	443
Intercompany receivables (payables)	181,373	(168,771)	(12,602)	-	-
Investment in subsidiaries	443,586	464,626	252,177	(1,160,389)	-
Net seismic data library	-	276,059	102,089		378,148
Net property and equipment	-	4,537	2,983	-	7,520
Prepaid expenses, deferred charges
and other	13,649	3,730	474	-	17,853
Intangible assets, net	1,012	30,917	21,850		53,779
Goodwill	-	107,108	92,216	-	199,324

TOTAL ASSETS	$639,666	$779,331	$469,691	$(1,160,389)	$728,299

LIABILITIES AND STOCKHOLDER'S
EQUITY
Accounts payable and accrued liabilities	$15,803	$15,727	$9,414	$-	$40,944
Income taxes payable	465	-	835	-	1,300
Senior Notes	402,375	-	-	-	402,375
Notes payable	317	-	-	-	317
Obligations under capital leases	-	-	3,636	-	3,636
Deferred revenue	-	22,428	4,742	-	27,170
Deferred income taxes	2	-	16,168	-	16,170
TOTAL LIABILITIES	418,962	38,155	34,795	-	491,912

STOCKHOLDER'S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	259,781	-	-	-	259,781
Parent investment	-	764,762	424,082	(1,188,844)	-
Retained deficit	(39,077)	(23,586)	(4,869)	28,455	(39,077)
Accumulated other comprehensive income	-	-	15,683	-	15,683
TOTAL STOCKHOLDER'S
EQUITY (DEFICIT)	220,704	741,176	434,896	(1,160,389)	236,387

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$639,666	$779,331	$469,691	$(1,160,389)	$728,299

(Index)

CONSOLIDATING CONDENSED BALANCE SHEET

PREDECESSOR PERIOD

As of December 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$101,043	$6,347	$-	$107,390
Restricted cash	-	105	-	-	105
Receivables
Trade, net	-	40,786	11,358	-	52,144
Notes and other, net	59	213	623	-	895
Intercompany receivables (payables)	284,395	(268,346)	(15,780)	(269)	-
Investment in subsidiaries	(59,599)	318,146	59,498	(318,045)	-
Net seismic data library	-	84,718	41,636	(3,231)	123,123
Net property and equipment	-	4,122	3,506	-	7,628
Prepaid expenses, deferred charges
and other assets	4,651	3,902	616	-	9,169
Deferred income taxes	-	-	4,981	-	4,981

TOTAL ASSETS	$229,506	$284,689	$112,785	$(321,545)	$305,435

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$10,288	$15,732	$4,817	$-	$30,837
Income taxes payable	659	-	-	-	659
Senior Notes	185,788	-	-	-	185,788
Notes payable	337	-	-	-	337
Obligations under capital leases	-	-	2,913	-	2,913
Deferred revenue	-	35,974	11,436	-	47,410
TOTAL LIABILITIES	197,072	51,706	19,166	-	267,944

STOCKHOLDERS' EQUITY
Common stock	1,552	-	-	-	1,552
Additional paid-in capital	240,431	-	-	-	240,431
Parent investment	-	209,770	21,242	(231,012)	-
Retained earnings (deficit)	(209,539)	23,222	67,316	(90,538)	(209,539)
Accumulated other comprehensive
income (loss)	(10)	(9)	5,061	5	5,047
TOTAL STOCKHOLDERS' EQUITY	32,434	232,983	93,619	(321,545)	37,491

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$229,506	$284,689	$112,785	$(321,545)	$305,435

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

February 14, 2007 - June 30, 2007

 (In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$35,778	$12,734	$(843)	$47,669

EXPENSES:
Depreciation and amortization	67	44,131	15,805	-	60,003
Cost of sales	-	38	3	-	41
Selling, general and administrative	3,328	6,423	5,015	(843)	13,923
Merger	-	1,254	26	-	1,280
	3,395	51,846	20,849	(843)	75,247

LOSS FROM OPERATIONS	(3,395)	(16,068)	(8,115)	-	(27,578)

Interest expense, net	(8,389)	(10,318)	(416)	-	(19,123)
Foreign currency exchange gains	-	-	1,657	-	1,657

Loss before income taxes and equity
in income (loss) of subsidiaries	(11,784)	(26,386)	(6,874)	-	(45,044)
Benefit for income taxes	-	(3,962)	(2,005)	-	(5,967)
Equity in income (loss) of subsidiaries	(27,293)	(1,162)	-	28,455	-

NET LOSS	$(39,077)	$(23,586)	$(4,869)	$28,455	$(39,077)

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

PREDECESSOR PERIOD

January 1, 2007 - February 13, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$13,346	$6,055	$(391)	$19,010

EXPENSES:
Depreciation and amortization	-	6,989	4,669	(173)	11,485
Cost of sales	-	7	1	-	8
Selling, general and administrative	240	1,871	1,857	(391)	3,577
Merger	1,054	15,823	580	-	17,457
	1,294	24,690	7,107	(564)	32,527

LOSS FROM OPERATIONS	(1,294)	(11,344)	(1,052)	173	(13,517)

Interest expense, net	(236)	(1,878)	(170)	-	(2,284)
Foreign currency exchange losses	-	-	(102)	-	(102)
Other income	12	-	-	-	12

Loss before income taxes and equity	(1,518)	(13,222)	(1,324)	173	(15,891)
in loss of subsidiaries
Provision for income taxes	-	99	353	-	452
Equity in loss of subsidiaries	(14,825)	(1,677)	-	16,502	-

NET LOSS	$(16,343)	$(14,998)	$(1,677)	$16,675	$(16,343)

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$69,837	$24,713	$(1,310)	$93,240

EXPENSES:
Depreciation and amortization	-	29,422	17,705	(315)	46,812
Gain on sale of seismic data	-	(2,377)	-	2,146	(231)
Cost of sales	-	148	15	-	163
Selling, general and administrative	1,038	11,114	7,094	(1,310)	17,936
	1,038	38,307	24,814	521	64,680

INCOME (LOSS) FROM OPERATIONS	(1,038)	31,530	(101)	(1,831)	28,560

Interest expense, net	(862)	(8,357)	(678)	-	(9,897)
Foreign currency exchange gains	-	53	1,081	-	1,134

Income (loss) from continuing operations
before income taxes and equity in
income of subsidiaries	(1,900)	23,226	302	(1,831)	19,797
Provision for income taxes	-	54	329	-	383
Equity in income (loss) of subsidiaries	21,318	(27)	-	(21,291)	-

Income (loss) from continuing operations	19,418	23,145	(27)	(23,122)	19,414

Income from discontinued operations,
net of tax	-	4	-	-	4

NET INCOME (LOSS)	$19,418	$23,149	$(27)	$(23,122)	$19,418

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

February 14, 2007 - June 30, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(1,209)	$16,979	$16,033	$-	$31,803

Cash flows from investing activities:
Cash invested in seismic data	-	(11,171)	(14,609)	-	(25,780)
Cash paid to acquire property
and equipment	-	(105)	(29)	-	(134)
Increase in restricted cash	-	(2)	-	-	(2)
Net cash used in investing activities	-	(11,278)	(14,638)	-	(25,916)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	-	-	-	400,000
Repayment of 11.75% Senior Notes	(233,352)	-	-	-	(233,352)
Purchase of Seitel stock	(386,556)	-	-	-	(386,556)
Principal payments on notes payable	(17)	-	-	-	(17)
Principal payments on capital
lease obligations	-	-	(32)	-	(32)
Borrowings on line of credit	-	-	88	-	88
Payments on line of credit	-	-	(88)	-	(88)
Payment of financing fees	(16,982)	-	-	-	(16,982)
Contributed capital	153,473	-	-	-	153,473
Payments on notes receivable from
officers and employees	-	274	-	-	274
Intercompany transfers	84,643	(84,643)	-	-	-
Net cash provided by (used in)
financing activities	1,209	(84,369)	(32)	-	(83,192)

Effect of exchange rate changes	-	-	(1,642)	-	(1,642)
Net decrease in cash
and cash equivalents	-	(78,668)	(279)	-	(78,947)
Cash and cash equivalents at
beginning of period	-	102,788	1,420	-	104,208
Cash and cash equivalents at end of period	$-	$24,120	$1,141	$-	$25,261

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

PREDECESSOR PERIOD

January 1, 2007 - February 13, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(11,821)	$19,894	$(2,463)	$-	$5,610

Cash flows from investing activities:
Cash invested in seismic data	-	(7,500)	(869)	-	(8,369)
Cash paid to acquire property
and equipment	-	(27)	(33)	-	(60)
Net cash used in investing activities	-	(7,527)	(902)	-	(8,429)

Cash flows from financing activities:
Principal payments on notes payable	(3)	-	-	-	(3)
Principal payments on capital
lease obligations	-	-	(6)	-	(6)
Borrowings on line of credit	-	-	119	-	119
Payments on line of credit	-	-	(119)	-	(119)
Purchase of common stock
subsequently retired	(400)	-	-	-	(400)
Intercompany transfers	12,224	(10,622)	(1,602)	-	-
Net cash provided by (used in)
financing activities	11,821	(10,622)	(1,608)	-	(409)

Effect of exchange rate changes	-	-	46	-	46
Net increase (decrease) in cash
and cash equivalents	-	1,745	(4,927)	-	(3,182)
Cash and cash equivalents at
beginning of period	-	101,043	6,347	-	107,390
Cash and cash equivalents at end of period	$-	$102,788	$1,420	$-	$104,208

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

NOTE M-RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115", which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company's financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE N-RELATED PARTY TRANSACTIONS

The Company reimbursed ValueAct Capital approximately $1.1 million in the second quarter of 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger.  This amount due to ValueAct Capital was recorded as a purchase price adjustment.  There were no amounts payable to ValueAct Capital as of June 30, 2007.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

Overview

General

Our products and services are used by oil and gas companies to assist in the exploration for, and development and management of, oil and gas reserves. We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. We believe that our library of onshore seismic data is one of the largest libraries available for licensing in the United States and Canada. Our library of offshore data covers parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by clients.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.  These markets continue to experience major changes.  Having spent several years increasing their focus on international exploration opportunities, several major oil companies have become more active in the U.S. market than in the past few years.  Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity.  Production decline rates are accelerating worldwide and are pronounced in mature fields of North America, while commodity prices for oil and natural gas remain a positive driver.  We expect demand for natural gas to continue to increase exploration activity over the next two to three years in the United States and Canada.

(Index)

Over the last two years, we have achieved an average return on historical investment in excess of 40% on newly created data.  In addition, during 2006, we added significant amounts of data through purchases and trades as compared to recent years. We believe that this data will meet our expected returns for purchased data.  We determine return on investment by dividing the amount of non-exclusive data license revenue earned on data added to our library by the amount of the gross investment in the data, net of cash underwriting.  This percentage is useful because it reflects our ability to recover the capital investment on data added to our library, but should not be considered as an alternative to net income, as an indicator of our operating performance or as a measure of liquidity, including as an alternative to cash flows from operating activities.  We believe that we will be able to sustain the improvement of our return on investment over the next year provided the overall demand for seismic data remains strong.

Our clients continue to seek our services to create data in the United States and Canada.  Our commitment for underwriting on new data creation projects was $30.5 million on June 30, 2007.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

Effect of the Merger and Related Transactions on Future Periods

On February 14, 2007, Seitel Acquisition Corp. ("Acquisition Corp.") was merged with and into Seitel, Inc. ("Seitel") (the "Merger"), pursuant to a merger agreement between Seitel, Acquisition Corp. and Seitel Holdings, Inc. ("Holdings") dated October 31, 2006.  Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.

In connection with the Merger, we paid $187.0 million aggregate principal amount of our 11.75% senior notes due 2011 (the "11.75% Senior Notes"), issued $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the "9.75% Senior Notes") and entered into an agreement with Wells Fargo Foothill, Inc. to amend and restate our existing U.S. revolving credit facility.  Accordingly, as a result of the increase in our indebtedness our interest expense will be significantly higher in periods following the Merger.

The Merger was accounted for as a business combination in accordance with Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," on a step acquisition basis. ValueAct Capital Master Fund L.P. ("ValueAct Capital") progressively increased its interest in Seitel in a series of transactions with the most significant acquisitions occurring on March 1, 2006 and February 14, 2007.  Therefore, the assets and liabilities of Seitel for financial reporting purposes were recorded at the closing of the Merger based on the proportional fair values as of March 1, 2006 and February 14, 2007. For income tax purposes, these assets and liabilities remained at their historic tax basis. This resulted in recording deferred tax liabilities at the closing of the Merger.

The adjustments to our assets and liabilities as a result of the Merger will impact future net income.  The significant effects expected on our 2007 financial results are as follows.  The book value of our seismic data library was increased by approximately $275.2 million to its estimated fair market value of $395.6 million.  As a result of this step up in value and of our maximum four-year straight-line amortization of seismic data, we estimate that our data amortization expense will increase by approximately $60.0 million for the period from February 14, 2007 to December 31, 2007.  In addition, we recorded identifiable intangible assets with an estimated fair value of $54.1 million of which $53.2 million is amortizable over their useful lives ranging from 1 to 15 years.  As a result of this step up in value, we estimate that amortization expense of acquired intangible assets will total approximately $5.2 million for the period from February 14, 2007 to December 31, 2007.  Our deferred revenue liability was reduced by $26.5 million primarily associated with data licensing contracts for which the data was not fully selected as of February 13, 2007.  We expect this reduction in deferred revenue to reduce non-cash revenue from selections from February 14, 2007 to December 31, 2007 by approximately $18.7 million.

(Index)

Although Seitel continues as the same legal entity after the Merger, the accompanying financial information for the first six months of 2007 is presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through June 30, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The combined results for the six months ended June 30, 2007 represent the addition of the Predecessor and Successor Periods ("Combined").  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results.  The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical costs.  The accompanying consolidated financial information for the three and six months ended June 30, 2006 are also presented as Predecessor.  The Combined results do not reflect the actual results we would have achieved absent the Merger and are not indicative of our future results of operations.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data:  Demand for our products and services is cyclical due to the nature of the oil and gas industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, their willingness to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.

Availability of Capital for Our Customers:  Many of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. Significant changes in the private capital market and the availability of capital could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.

Merger and Acquisition Activity:  In recent years, there has been an increase in the level of merger and acquisition activity within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it should generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.

Natural Gas Reserve Replacement:  Gas reserves in the United States and Canada are currently expected to decline at a rate of 1.9% per year between 2006 and 2010.  During that period, gas consumption in the United States and Canada is expected to increase at a rate of 2.9% per year.  As a result, we believe there is an increasing need in the oil and gas industry to replace these reserves, which we anticipate will increase the demand for our seismic data.

Government Regulation:  Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental and health and safety laws. We invest financial and managerial resources to comply with these laws and related permit requirements. Modification of existing laws or regulations and the adoption of new laws or regulations limiting or increasing exploration or production activities by oil and gas companies may have a material effect on our business operations.

Non-GAAP Key Performance Measures

Management considers certain performance measures in evaluating and managing our financial condition and operating performance at various times and from time to time. Some of these performance measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with United States generally accepted accounting principles, or GAAP. These non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. These non-GAAP measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP.

(Index)

The following are the key performance measures considered by management.

Cash Resales:  Cash resales represent new contracts for data licenses from our library, payable in cash.  We believe this measure is important in gauging new business activity.  We expect cash resales to generally follow a consistent trend over several quarters, while considering our normal seasonality. Volatility in this trend over several consecutive quarters could indicate changing market conditions.  The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Six Months	February 14,	January 1,	Six Months
	Ended		Ended	2007 -	2007 -	Ended
	June 30,		June 30,	June 30,	February 13,	June 30,
	2007	2006	2007	2007	2007	2006

Cash resales	$27,794	$26,958	$49,506	$43,521	$5,985	$60,584
Other revenue components:
Acquisition revenue	8,909	13,350	21,294	15,196	6,098	23,994
Non-monetary exchanges	1,176	2,242	2,731	2,738	(7)	4,279
Revenue deferred	(13,577)	(13,095)	(23,954)	(21,318)	(2,636)	(27,978)
Recognition of revenue
previously deferred	4,598	16,543	14,459	5,513	8,946	27,547
Solutions and other	1,471	2,544	2,643	2,019	624	4,814
Total revenue, as reported	$30,371	$48,542	$66,679	$47,669	$19,010	$93,240

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(Index)

Cash Margin:  Cash margin includes cash resales plus all other cash revenues other than from data acquisitions, plus gain on seismic data, less cash selling, general and administrative expenses (excluding merger expenses) and cost of goods sold.  We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers).  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Six Months	February 14,	January 1,	Six Months
	Ended		Ended	2007 -	2007 -	Ended
	June 30,		June 30,	June 30,	February 13,	June 30,
	2007	2006	2007	2007	2007	2006

Cash margin	$22,179	$21,302	$38,650	$35,220	$3,430	$48,921
Add (subtract) other
revenue components
not included in
cash margin:
Acquisition revenue	8,909	13,350	21,294	15,196	6,098	23,994
Non-monetary
exchanges	1,176	2,242	2,731	2,738	(7)	4,279
Revenue deferred	(13,577)	(13,095)	(23,954)	(21,318)	(2,636)	(27,978)
Recognition of revenue
previously deferred	4,598	16,543	14,459	5,513	8,946	27,547
Non-cash Solutions
revenue	-	7	6	-	6	7

Less:
Depreciation and
amortization	(37,770)	(23,034)	(71,488)	(60,003)	(11,485)	(46,812)
Merger expenses	(835)	-	(18,737)	(1,280)	(17,457)	-
Non-cash operating
expenses	(2,435)	(794)	(4,056)	(3,644)	(412)	(1,398)
Operating income (loss),
as reported	$(17,755)	$16,521	$(41,095)	$(27,578)	$(13,517)	$28,560

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Growth of Our Seismic Data Library:  We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2007 to June 30, 2007, we completed the addition of approximately 540 square miles of seismic data to our library.  As of June 30, 2007, we had approximately 670 square miles of seismic data in progress.  For the year ended December 31, 2006, we completed the addition of approximately 2,600 square miles of seismic data to our library.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

As of January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  There have not been any other changes in our critical accounting policies since December 31, 2006.

(Index)

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Six Months	February 14,	January 1,	Six Months
	Ended		Ended	2007 -	2007 -	Ended
	June 30,		June 30,	June 30,	February 13,	June 30,
	2007	2006	2007	2007	2007	2006

Acquisition revenue:
Cash underwriting	$8,897	$12,649	$21,256	$15,169	$6,087	$21,458
Underwriting from
non-monetary
exchanges	12	701	38	27	11	2,536
Total acquisition revenue	8,909	13,350	21,294	15,196	6,098	23,994
Licensing revenue:
Cash resales	27,794	26,958	49,506	43,521	5,985	60,584
Non-monetary exchanges	1,176	2,242	2,731	2,738	(7)	4,279
Revenue deferred	(13,577)	(13,095)	(23,954)	(21,318)	(2,636)	(27,978)
Recognition of revenue
previously deferred	4,598	16,543	14,459	5,513	8,946	27,547
Total resale revenue	19,991	32,648	42,742	30,454	12,288	64,432
Total seismic revenue	28,900	45,998	64,036	45,650	18,386	88,426
Solutions and other	1,471	2,544	2,643	2,019	624	4,814
Total revenue	$30,371	$48,542	$66,679	$47,669	$19,010	$93,240

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Total revenue decreased $18.2 million or 37.4% between the second quarters of 2006 and 2007.  Acquisition revenue decreased 33.3% from $13.4 million in the second quarter of 2006 to $8.9 million in the second quarter of 2007.  This decrease was primarily due to weather related delays on U.S. seismic surveys during the second quarter of 2007.  In addition, the acquisition revenue was lower on Canadian seismic surveys in the 2007 second quarter as compared to the same period in 2006 due to the majority of the acquisition projects being completed in the first quarter of 2007.  Total resale revenue decreased 38.8% from $32.6 million in the second quarter of 2006 to $20.0 million in the second quarter of 2007 and was the result of various changes in the components of resale revenue.  Cash resales increased $0.8 million or 3.1% during this period.  Revenue deferred increased by a similar percentage (3.7%) corresponding to the higher level of cash resales.  Revenue recognized from previously deferred contracts, or selections, decreased $11.9 million, or 72.2% between the quarters.  This decrease was partially a result of the purchase accounting adjustments related to data licensing contracts for which the data was not fully selected as of the Merger date (February 14, 2007); for these contracts, selections made after the Merger date are not recognizable as revenue.  During the second quarter of 2007, selections from these contracts totaled $5.0 million.  The remaining decrease is primarily due to the timing of expiration of the selection period for library card contracts.  Solutions and other revenue decreased from $2.5 million in the second quarter of 2006 to $1.5 million in the second quarter of 2007 primarily due to the lower level of seismic revenue.

(Index)

Total revenue for the first six months of 2007 decreased 28.5% compared to the 2006 period.  Acquisition revenue decreased 11.3% from $24.0 million to $21.3 million primarily due to weather related delays on U.S. seismic surveys experienced during the second quarter of 2007.  Cash resales decreased 18.3% between the six month periods primarily due to a slowdown in spending by our customers in the first quarter of 2007 due to uncertainty in commodity prices during the 2007 first quarter.  In addition, the slowdown in Canadian drilling and delayed licensing rounds in the Gulf of Mexico also had an impact on cash resales.  Revenue deferred decreased by a similar percentage (14.4%) corresponding to the lower level of cash resales.  Revenue recognized from previously deferred contracts, or selections, decreased $13.1 million, or 47.5%, partially due to selection revenue totaling $9.4 million that could not be recognized in the 2007 period as a result of the purchase accounting adjustments, as well as the timing of expiration of the selection period for library card contracts.  Solutions and other revenue decreased by 45.1% during the six month periods primarily resulting from the lower level of seismic revenue and the types of products delivered.

At June 30, 2007, we had a deferred revenue balance of $27.2 million, compared to the December 31, 2006 balance of $47.4 million.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Six Months	February 14,	January 1,	Six Months
	Ended		Ended	2007 -	2007 -	Ended
	June 30,		June 30,	June 30,	February 13,	June 30,
	2007	2006	2007	2007	2007	2006

Amortization of seismic data	$35,690	$22,356	$68,100	$56,893	$11,207	$45,470
Depreciation of property
and equipment	624	678	1,226	948	278	1,342
Amortization of acquired
intangibles	1,456	-	2,162	2,162	-	-
Total	$37,770	$23,034	$71,488	$60,003	$11,485	$46,812

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Seismic data library amortization amounted to $35.7 million in the second quarter of 2007 compared to $22.4 million in the second quarter of 2006 and $68.1 million for the first half of 2007 compared to $45.5 million for the first half of 2006.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  The Successor Period reflects the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

Seismic data amortization as of percentage of seismic licensing revenue is summarized as follows (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Six Months	February 14,	January 1,	Six Months
	Ended		Ended	2007 -	2007 -	Ended
	June 30,		June 30,	June 30,	February 13,	June 30,
Components of Amortization	2007	2006	2007	2007	2007	2006

Income forecast	$19,321	$15,556	$38,054	$31,143	$6,911	$31,456
Straight-line	16,369	6,800	30,046	25,750	4,296	14,014
Total	$35,690	$22,356	$68,100	$56,893	$11,207	$45,470

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(Index)

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Six Months	February 14,	January 1,	Six Months
	Ended		Ended	2007 -	2007 -	Ended
	June 30,		June 30,	June 30,	February 13,	June 30,
Components of Amortization	2007	2006	2007	2007	2007	2006

Income forecast	66.9%	33.8%	59.4%	68.2%	37.6%	35.6%
Straight-line	56.6%	14.8%	46.9%	56.4%	23.4%	15.8%
Total	123.5%	48.6%	106.3%	124.6%	61.0%	51.4%

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The increase in the percentage of income forecast amortization to total seismic revenue in 2007 was due to an increase in income forecast amortization recorded in the Successor Period.  As a result of the Merger, our data whose costs had been previously fully amortized now have net book value as a result of being stepped up to fair value.  Consequently, the majority of resale revenue attracted income forecast amortization compared to the second quarter of 2006 when 72% of our resale revenue was attributable to data whose costs had been fully amortized.  Such percentage was 67% in the first six months of 2006.  The increase in the amount of straight-line amortization was due to the step up to fair value of our seismic data library in connection with the Merger.

In connection with the Merger, we recorded acquired intangible assets of $54.1 million of which $53.2 million are amortizable over their useful lives ranging from 1 to 15 years.  The Successor Period included amortization related to customer relationships, internally developed software, favorable capital lease and covenants not to compete of $1.5 million and $2.2 million for the three and six months ended June 30, 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $9.5 million in the second quarter of 2007 compared to $8.9 million in the second quarter of 2006 and $17.5 million in the first six months of 2007 compared to $17.9 million in the first six months of 2006.  SG&A expense is made up of the following cash and non-cash expenses (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Six Months	February 14,	January 1,	Six Months
	Ended		Ended	2007 -	2007 -	Ended
	June 30,		June 30,	June 30,	February 13,	June 30,
	2007	2006	2007	2007	2007	2006

Cash SG&A expenses	$7,054	$8,112	$13,444	$10,279	$3,165	$16,538
Non-cash compensation
expense	2,369	794	3,959	3,547	412	1,398
Non-cash rent expense	66	-	97	97	-	-
Total	$9,489	$8,906	$17,500	$13,923	$3,577	$17,936

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(Index)

The decrease in cash SG&A expenses of $1.0 million from the second quarter of 2006 to the second quarter 2007 was primarily due to (1) a reduction in commission expense of $0.4 million due to lower revenue recognized in the second quarter of 2007; (2) a decrease of $0.5 million in performance based compensation expense associated with the Company's incentive compensation plan; (3) a reduction of $0.5 million in professional fees and director fees as a result of such fees incurred in the 2006 second quarter related to evaluation of strategic alternatives.  These decreases were partially offset by an increase in our allowance for doubtful accounts of $0.4 million in the 2007 second quarter.

The decrease in cash SG&A expenses of $3.1 million from the first six months of 2006 to the first six months of 2007 was primarily due to (1) a reduction in commission expense of $0.6 million due to lower revenue recognized in the first six months of 2007; (2) a decrease of $1.0 million in performance based compensation expense associated with the Company's incentive compensation plan; (3) settlement of litigation resulting in a payment of $0.6 million to us; (4) partial collection of a previously reserved receivable from one of our former officers resulting in a payment to us of $0.3 million; (5) a reduction of $0.8 million in professional fees and director fees as a result of such fees incurred in the 2006 period related to evaluation of strategic alternatives.

The increase in non-cash compensation expense between the 2007 and 2006 periods was primarily due to the expense related to stock options granted to certain key employees and non-employee directors in the Successor Period.

The non-cash rent expense in the Successor Period related to amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and will be amortized over the remaining lease term of 6.25 years.

Merger Expenses

Merger expense included the following fees and expenses incurred in connection with the merger transaction for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	June 30, 2007	June 30, 2007	February 13, 2007

Investment banking fees	$-	$-	$7,789
Legal and advisory fees	218	355	629
Change in control payments	617	925	2,745
Early vesting of restricted stock (non-cash)	-	-	6,294
	$835	$1,280	$17,457

Other Income (Expense)

Interest expense, net, was $9.9 million and $5.0 million in the second quarters of 2007 and 2006, respectively, and was $21.4 million and $9.9 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in interest expense between the second quarters of 2007 and 2006 was due to the higher level of debt outstanding in the 2007 period compared to 2006 and less interest income in the second quarter of 2007 resulting from the lower cash balance post merger.  The increase between the first six months of 2007 versus 2006 was due to $4.0 million related to fees from the non-utilized acquisition financing bridge facility and interest expense on $400.0 million of 9.75% Senior Notes issued on February 14, 2007 in connection with the Merger.  In addition, on February 14, 2007, $187.0 million of our 11.75% Senior Notes were paid, leaving only $2.0 million of such notes outstanding.

In the first quarter of 2006, we sold certain seismic surveys located in Canada as required by an agreement entered into in 1993.  We recorded a gain of $231,000 related to such sale for the six months ended June 30, 2006.

(Index)

Income Taxes

Tax expense (benefit) was $(2.0) million and $0.2 million in the second quarters of 2007 and 2006, respectively.  The benefit in the second quarter of 2007 resulted from $0.4 million benefit related to our U.S. operations and $1.6 million benefit related to our Canadian operations.  In the U.S., an adjustment was made to increase our deferred tax liability resulting from the Merger, allowing us to recognize a partial benefit on our U.S. operating results; the remainder of the benefit from the U.S. book loss was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  The 2006 second quarter expense primarily related to taxes on our Canadian operations.

Tax expense (benefit) was $(5.5) million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.  The benefit in the 2007 period related to both our U.S. and Canadian operations.  In the U.S., a deferred tax liability of $4.4 million was recorded in connection with the Merger due to the step-up in asset value related to the Merger.  In the period from February 14, 2007 to June 30, 2007, a U.S. Federal tax benefit was recorded equivalent to the amount of deferred tax liability with the remainder of the benefit from the U.S. book loss being offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  In Canada, a tax benefit of $2.2 million was recognized on our Canadian operations in the period from February 14, 2007 to June 30, 2007.  Additionally, we recorded tax expense related to state income tax and FIN 48 totaling approximately $0.5 million in the period from February 14, 2007 to June 30, 2007.  The period from January 1, 2007 to February 13, 2007 and the 2006 six month expense primarily related to taxes on our Canadian operations and, in the period from January 1, 2007 to February 13, 2007, FIN 48.  The Federal income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no Federal tax expense in the U.S. for the period from January 1, 2007 to February 13, 2007 or for the first six months of 2006.

Liquidity and Capital Resources

During the first six months of 2007, we used approximately $98.0 million of our existing cash to fund the transactions in connection with the Merger.  In addition, we issued $400.0 million of 9.75% Senior Notes due 2014 and ValueAct Capital made a cash contribution of $153.5 million.  In connection with the transactions, we paid $187.0 million principal of our 11.75% Senior Notes along with accrued interest and a tender and consent fee totaling $48.1 million, purchased the remaining stock not held by ValueAct Capital or management investors for $386.6 million and paid fees and expenses of approximately $29.8 million.  As of June 30, 2007, we had $25.3 million in consolidated cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility:  On February 14, 2007, we entered into an amended and restated U.S. revolving credit facility which provides for up to $25 million, subject to borrowing base limitations.  The borrowing base is determined from time to time based on the lesser of:

  $25 million,

  75% of our trailing twelve months' U.S. cash margin (defined as cash resales and Solutions revenue, plus gain on sale of seismic data, less cash cost of sales and cash SG&A expenses, before depreciation and amortization expense), or the sum of (1) 85% of eligible U.S. short term accounts (defined as accounts that are not long term accounts and within 90 days of invoice date), plus (2) the lesser of (a) 50% of eligible U.S. long term accounts (defined as accounts with contracts for periods of performance from one month to 18 months, where the account debtor makes payments over the term of the contract) and (b) $7.5 million, plus (3) $15 million.

At June 30, 2007, there was no outstanding balance under the facility and there was $25.0 million of availability.

Canadian Credit Facility:  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has in place a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of SEIC Trust Administration, less prior-ranking claims, if any, relating to inventory or accounts.  As of June 30, 2007, no amounts were outstanding on this revolving line of credit and $2.8 million (Canadian) was available on the line of credit.

(Index)

9.75% Senior Unsecured Notes:  On February 14, 2007, we issued, in a private placement, $400.0 million aggregate principal amount of our 9.75% Senior Notes.  The proceeds from the notes were used to partially fund the transactions in connection with the Merger.  Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes:  On July 2, 2004, we issued, in a private placement, $193.0 million aggregate principal amount of our 11.75% Senior Notes.  In connection with our 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes were tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  As of June 30, 2007, $2.0 million of the 11.75% Senior Notes remain outstanding.

Contractual Obligations:  As of June 30, 2007, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder
		of			2013 and
Contractual cash obligations	Total	2007	2008-2010	2011-2012	thereafter

Debt obligations (1)(2)	$676,478	$19,648	$117,921	$80,379	$458,530
Capital lease obligations (2)	5,738	174	1,047	722	3,795
Operating lease obligations	6,038	578	3,416	1,782	262
Total contractual cash obligations	$688,254	$20,400	$122,384	$82,883	$462,587

(1)             Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.

(2)             Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities:  Cash flows provided by operating activities from continuing operations were $31.8 million, $5.6 million and $50.2 million for the Successor Period, the Predecessor Period and for the six months ended June 30, 2006, respectively.  Operating cash flows for the combined Predecessor and Successor Periods from January 1, 2007 to June 30, 2007 decreased from the first six months of 2006 primarily due to the payment of fees and expenses totaling approximately $15.7 million related to the Merger and an increase in interest expense paid of approximately $1.9 million.

Cash Flows from Investing Activities:  Cash flows used in investing activities from continuing operations were $25.9 million, $8.4 million and $38.5 million for the Successor Period, the Predecessor Period and for the six months ended June 30, 2006, respectively.  Cash expenditures for seismic data were $25.8 million, $8.4 million and $38.0 million for the Successor Period, the Predecessor Period and for the six months ended June 30, 2006, respectively.  The decrease in cash invested in seismic data for the combined Predecessor and Successor Periods from January 1, 2007 to June 30, 2007 compared to the first six months of 2006 was primarily due to a decrease in cash purchases of seismic data.

Cash Flows from Financing Activities:  Cash flows used in financing activities were $83.2 million, $0.4 million and $0.4 million for the Successor Period, the Predecessor Period and for the six months ended June 30, 2006, respectively.  The Successor Period included (i) the issuance of $400.0 million of our 9.75% Senior Notes, (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger, (iii) acquisition of all of our outstanding common stock (other than shares owned by ValueAct Capital and management investors) in connection with the Merger for a total of $386.6 million, (iv) payment of $233.4 million of principal and tender and consent fee on our 11.75% Senior Notes and (v) payment of $17.0 million of financing fees in connection with the Merger.

(Index)

Anticipated Liquidity:  Our ability to make required payments of principal and interest on borrowings under our revolving credit facilities and in respect of our senior notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of June 30, 2007, we had a net deferred tax liability of $16.2 million attributable to our Canadian operations.  In the U.S., we had a net deferred tax asset of $9.1 million, all of which was fully offset by a valuation allowance except for $2,000 related to state deferred tax liabilities.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of June 30, 2007, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

Section 382 of the Internal Revenue Code places a limit on certain tax attributes which were in existence prior to a greater than 50% change in ownership.  The rules use a rolling three-year period for determination of such change.  At February 14, 2007, we had a change in ownership.  However, any limitations resulting from the application of the Section 382 rules are not expected to have a significant effect on us.

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

Capital Expenditures

During the Predecessor Period and Successor Period, capital expenditures for seismic data and other property and equipment amounted to $8.5 million and $30.7 million, respectively.  Our capital expenditures for the remainder of 2007 are presently estimated to be $81.1 million.  The actual for the six months ended June 30, 2007 and 2007 estimated remaining capital expenditures are comprised of the following (in thousands):

	PREDECESSOR	SUCCESSOR		Estimate for
	PERIOD	PERIOD	COMBINED(1)	Remainder	Total
	January 1, 2007 -	February 14, 2007-	Six Months Ended	of	Estimate
	February 13, 2007	June 30, 2007	June 30, 2007	2007	for 2007

New data acquisition	$7,966	$23,176	$31,142	$41,858	$73,000
Cash purchases of
seismic data and
other	526	5,180	5,706	15,594	21,300
Non-monetary exchanges	(7)	2,162	2,155	23,345	25,500
Other property and
equipment	60	134	194	306	500
Total capital expenditures	8,545	30,652	39,197	81,103	120,300
Less: Non-monetary
exchanges	7	(2,162)	(2,155)	(23,345)	(25,500)
Changes in working
capital	(123)	(2,576)	(2,699)	-	(2,699)
Cash investment per
statement of cash
flows	$8,429	$25,914	$34,343	$57,758	$92,101

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

(Index)

Capital expenditures funded from operating cash flow are as follows (in thousands):

	PREDECESSOR	SUCCESSOR		Estimate for
	PERIOD	PERIOD	COMBINED(1)	Remainder	Total
	January 1, 2007 -	February 14, 2007-	Six Months Ended	of	Estimate
	February 13, 2007	June 30, 2007	June 30, 2007	2007	for 2007

Total capital expenditures	$8,545	$30,652	$39,197	$81,103	$120,300
Less: Non-cash
additions	7	(2,162)	(2,155)	(23,345)	(25,500)
Cash underwriting	(6,087)	(15,169)	(21,256)	(25,143)	(46,400)
Capital expenditures
funded from operating
cash flow	$2,465	$13,321	$15,786	$32,615	$48,400

(1)    Our combined results for the six months ended June 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to June 30, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

As of June 30, 2007, we had capital expenditure commitments related to data acquisition projects of approximately $42.9 million of which we have obtained approximately $30.5 million of cash underwriting.

Item 3.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2007 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4. and 5.     Not applicable.

(Index)

Item 6.     EXHIBITS

3.1		Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

31.1	*	Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).

32.1	**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

32.2	**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.

_______________

*            Filed herewith.

**           Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: September	4,	2007	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: September	4,	2007	/s/	William J. Restrepo
				William J. Restrepo
				Chief Financial Officer

(Index)

		EXHIBIT INDEX

Exhibit		Title	Page
			Number

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	51

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002	53

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	55

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002	57

_______________

*      Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.