Form 10-Q
period 2007-09-30
SEITEL INC
filed 2007-11-13
CIK 750813

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Yes	[X]	No	[ ]

As of November 9, 2007, there were 100 shares of the Company's common stock, par value $.001 per share outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements....................................................................................................................	3
	Condensed Consolidated Balance Sheets (Unaudited)...............................................................	3
	Condensed Consolidated Statements of Operations (Unaudited)...............................................	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited................	6
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited)................................	7
	Condensed Consolidated Statements of Cash Flows (Unaudited).............................................	8
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)............................	10
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................................................................................................	35
	Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................................	48
	Item 4T. Controls and Procedures.............................................................................................................	48
PART II.	OTHER INFORMATION
	Item 1. Legal Proceedings........................................................................................................................	48
	Item 6. Exhibits..........................................................................................................................................	48
	Signatures .......................................................................................................................................................	50

(Index)

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	September 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$33,194	$107,390
Restricted cash	108	105
Receivables
Trade, net of allowance for doubtful accounts of
$719 and $316, respectively	36,443	52,144
Notes and other, net of allowance for doubtful accounts
of $263 and $275, respectively	793	895
Net seismic data library, net of accumulated amortization
of $92,604 and $961,549, respectively	362,807	123,123
Net property and equipment, net of accumulated depreciation
and amortization of $1,727 and $26,439, respectively	7,352	7,628
Prepaid expenses, deferred charges and other	19,074	9,169
Deferred income taxes	22	4,981
Intangible assets, net	53,671	-
Goodwill	208,566	-

TOTAL ASSETS	$722,030	$305,435

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$30,843	$30,837
Income taxes payable	713	659
Debt
Senior Notes	402,354	185,788
Notes payable	307	337
Obligations under capital leases	3,849	2,913
Deferred revenue	38,440	47,410
Deferred income taxes	18,232	-
TOTAL LIABILITIES	494,738	267,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Preferred stock, par value $.01 per share; authorized
5,000,000 shares; none issued (Predecessor)	-	-
Common stock, par value $.01 per share; authorized 400,000,000 shares; issued and outstanding 155,184,084 shares
at December 31, 2006 (Predecessor)	-	1,552
Common stock, par value $.001 per share; 100 shares authorized,
issued and outstanding at September 30, 2007 (Successor)	-	-
Additional paid-in capital	262,188	240,431
Retained deficit	(62,302)	(209,539)
Accumulated other comprehensive income	27,406	5,047
TOTAL STOCKHOLDER'S EQUITY	227,292	37,491

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$722,030	$305,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	Three Months Ended
	September 30,
	2007	2006

REVENUE	$28,356	$45,877

EXPENSES:
Depreciation and amortization	36,005	21,027
Cost of sales	72	40
Selling, general and administrative	9,902	8,373
Merger	807	-
	46,786	29,440

INCOME (LOSS) FROM OPERATIONS	(18,430)	16,437

Interest expense, net	(9,895)	(4,873)
Foreign currency exchange gains (losses)	1,360	(9)
Other income (loss)	39	(1)

Income (loss) from continuing operations before income taxes	(26,926)	11,554
Benefit for income taxes	(3,701)	(2,462)
Income (loss) from continuing operations	(23,225)	14,016
Loss from discontinued operations, net of tax	-	(146)

NET INCOME (LOSS)	$(23,225)	$13,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007 -	January 1, 2007 -	Nine Months Ended
	September 30, 2007	February 13, 2007	September 30, 2006

REVENUE	$76,025	$19,010	$139,117

EXPENSES:
Depreciation and amortization	96,008	11,485	67,839
Gain on sale of seismic data	-	-	(231)
Cost of sales	113	8	203
Selling, general and administrative	23,825	3,577	26,309
Merger	2,087	17,457	-
	122,033	32,527	94,120

INCOME (LOSS) FROM OPERATIONS	(46,008)	(13,517)	44,997

Interest expense, net	(29,018)	(2,284)	(14,770)
Foreign currency exchange gains (losses)	3,017	(102)	1,125
Other income (loss)	39	12	(1)

Income (loss) from continuing operations
before income taxes	(71,970)	(15,891)	31,351
Provision (benefit) for income taxes	(9,668)	452	(2,079)
Income (loss) from continuing operations	(62,302)	(16,343)	33,430
Loss from discontinued operations, net of tax	-	-	(142)

NET INCOME (LOSS)	$(62,302)	$(16,343)	$33,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	PERIOD	PERIOD
	Three Months		February 14,	January 1,	Nine Months
	Ended		2007 -	2007 -	Ended
	September 30,		September 30,	February 13,	September 30,
	2007	2006	2007	2007	2006

Net income (loss)	$(23,225)	$13,870	$(62,302)	$(16,343)	$33,288

Unrealized gains (losses)
on securities held
as available for sale:
Unrealized net holding
gains arising during
period	-	-	-	-	19
Less: Reclassification
adjustment for losses
included in income	-	1	-	-	1

Foreign currency translation
adjustments	11,723	7	27,406	7	982

Comprehensive
income (loss)	$(11,502)	$13,878	$(34,896)	$(16,336)	$34,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Unaudited)

(In thousands, except share amounts)

							Accumu-
							lated
							Other
	PREDECESSOR		SUCCESSOR		Additional	Retained	Compre-
	Common Stock		Common Stock		Paid-In	Earnings	hensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income

Predecessor Period:
Balance, December 31, 2006	155,184,084	$1,552	-	$-	$240,431	$(209,539)	$5,047
Cumulative effect of adoption
of FIN 48	-	-	-	-	-	(3,082)	-
Issuance of restricted stock	1,032,615	10	-	-	(10)	-	-
Issuance of common stock to
employees	25,504	-	-	-	-	-	-
Amortization of stock-based
compensation costs	-	-	-	-	379	-	-
Accrual for restricted stock issuance
for performance equity awards	-	-	-	-	32	-	-
Retirement of stock to satisfy
employee tax withholding	(109,149)	(1)	-	-	(287)	(112)	-
Vesting of restricted stock due to
change in control	-	-	-	-	6,294	-	-
Net loss	-	-	-	-	-	(16,343)	-
Foreign currency translation
adjustments	-	-	-	-	-	-	7
Balance, February 13, 2007	156,133,054	$1,561	-	$-	$246,839	$(229,076)	$5,054

Successor Period:
Investment by Parent	-	$-	100	$-	$256,234	$-	$-
Amortization of stock-based
compensation costs	-	-	-	-	5,954	-	-
Net loss	-	-	-	-	-	(62,302)	-
Foreign currency translation
adjustments	-	-	-	-	-	-	27,406
Balance, September 30, 2007	-	$-	100	$-	$262,188	$(62,302)	$27,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007 -	January 1, 2007 -	Nine Months Ended
	September 30, 2007	February 13, 2007	September 30, 2006

Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided
by operating activities of continuing operations:
Net income (loss)	$(62,302)	$(16,343)	$33,288
Loss from discontinued operations, net of tax	-	-	142
Depreciation and amortization	96,008	11,485	67,839
Deferred income tax provision (benefit)	(10,119)	204	24
Amortization of deferred financing costs	4,952	99	889
Amortization of debt discount (premium)	(51)	70	381
Amortization of stock-based compensation	5,954	6,673	1,349
Amortization of favorable facility lease	166	-	-
Allowance for collection of trade receivables	391	-	160
Reversal of allowance for notes receivable	-	(274)	-
Non-cash compensation expense	-	32	666
Non-cash revenue	(1,881)	(88)	(11,029)
Gain on sale of property and equipment	-	-	(5)
Gain on sale of seismic data	-	-	(231)
Loss on sale of security	-	-	1
Decrease (increase) in receivables	7,124	9,074	(4,533)
Decrease (increase) in other assets	(927)	(472)	184
Increase (decrease) in deferred revenue	24,993	(7,767)	(859)
Increase (decrease) in accounts payable
and other liabilities	(8,636)	2,917	(8,491)
Net cash provided by operating activities
of continuing operations	55,672	5,610	79,775

Cash flows from investing activities:
Cash invested in seismic data	(40,619)	(8,369)	(58,624)
Cash from sale of seismic data	-	-	231
Cash paid to acquire property and equipment	(409)	(60)	(912)
Cash from disposal of property and equipment	-	-	3
Cash from sale of security	-	-	12
Decrease (increase) in restricted cash	(3)	-	(18)
Net cash used in investing activities of continuing
operations	$(41,031)	$(8,429)	$(59,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued

(In thousands)

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007 -	January 1, 2007 -	Nine Months Ended
	September 30, 2007	February 13, 2007	September 30, 2006

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	$400,000	$-	$-
Repayment of 11.75% Senior Notes	(233,352)	-	-
Purchase of Seitel stock	(386,556)	-	-
Principal payments on notes payable	(27)	(3)	(29)
Principal payments on capital lease obligations	(62)	(6)	(29)
Borrowings on line of credit	103	119	25
Payments on line of credit	(103)	(119)	(25)
Payment of financing fees	(17,085)	-	-
Contributed capital	153,473	-	-
Purchase of common stock subsequently retired	-	(400
)
			(595)
Payments on notes receivable from officers
and employees	274	-	14
Net cash used in financing activities
of continuing operations	(83,335)	(409)	(639)

Effect of exchange rate changes	(2,320)	46	(969)
Net cash provided by discontinued operations:
Cash provided by operating activities	-	-	8
Cash provided by investing activities	-	-	9
Net increase (decrease) in cash and equivalents	(71,014
)
		(3,182)	18,876
Cash and cash equivalents at beginning of period	104,208	107,390	78,097
Cash and cash equivalents at end of period	$33,194	$104,208	$96,973

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,661	$11,207	$22,433
Income taxes	$1,418	$1	$284
Income tax refunds received	$-	$-	$393
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$2,235	$(7)	$8,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

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

Pursuant to the Merger, all of the Company's outstanding common stock (other than shares owned by ValueAct Capital and management investors, which were contributed for ownership in Holdings) was exchanged for $3.70 per share.  The aggregate purchase price in connection with the Merger was approximately $387.9 million, comprised of $386.6 million for the acquisition of the outstanding shares and $1.3 million for rollover shares by the management investors.  In connection with the Merger, the warrants held by ValueAct Capital totaling 15,037,568 were cancelled.  In addition, prior to the Merger, ValueAct Capital had invested $127.2 million in acquiring stock of the Company.

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

During the second quarter ended June 30, 2007, the Company recorded an additional step-up of its seismic data library of $0.7 million with an offsetting adjustment to goodwill of approximately $0.5 million and deferred income tax liability of $0.2 million resulting from the finalization of adjusting the seismic data library to fair value.  The Company recorded approximately $107,000 of additional amortization of the additional seismic data library step-up for the period February 14, 2007 through September 30, 2007.  During the second and third quarters of 2007, the Company also recorded adjustments totaling approximately $3.1 million to increase goodwill and deferred income tax liability to adjust its accounting for the Merger.

(Index)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and receivables	$145,106
Property and equipment	8,159
Seismic data library	395,560
Identifiable intangibles	54,101
Goodwill	194,305
Prepaids and other assets	7,410
Accounts payable and accrued liabilities	(37,642)
Debt	(231,253)
Deferred revenue	(13,031)
Deferred income tax	(25,189)
Net assets acquired	$497,526

A summary of the preliminary allocation of purchase price to identifiable intangible assets, other than goodwill is as follows (in thousands):

Intangible assets:
Trade name	$900
Customer relationships	42,848
Internally developed software	7,989
Favorable facility leases	2,184
Covenants not to compete	180
Total	$54,101

The valuations are based on information that is available as of the date of the Merger and the expectations and assumptions that have been deemed reasonable by management.  No assurance can be given, however, that the underlying assumptions of events associated with such assets will occur as projected.  For these reasons, among others, the actual results may vary from the projected results.

The goodwill amount as well as adjustments to the fair value of our Canadian net assets recorded in connection with the Merger will vary at each reported balance sheet date due to the impact of foreign currency fluctuations.

Goodwill is tested for impairment at the reporting unit level as defined in SFAS No. 142, "Goodwill and Other Intangible Assets." This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  The Company will evaluate goodwill in the fourth quarter of each year on a separate reporting unit basis to assess recoverability, and impairments, if any, will be recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.  SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

(Index)

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,	September 30,
	2006	2007	2006

Revenue	$41,714	$86,465	$119,168
Operating loss	(6,456)	(57,773)	(30,841)
Net loss	(11,603)	(78,531)	(49,584)

The pro forma financial information reflects the decreased revenue from selections of previously deferred revenue, additional amortization and depreciation expense and increased interest expense.  The pro forma financial information also reflects the elimination of merger expenses.

NOTE B-BASIS OF PRESENTATION

The accompanying condensed financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  The condensed consolidated balance sheet of the Company as of December 31, 2006, has been derived from the audited balance sheet of the Company as of that date.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 contained in the Company's Annual Report.

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for the first nine months of 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through September 30, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The consolidated financial statements for the Successor Period (including for the three months ended September 30, 2007) reflect the acquisition of the Company under the purchase method of accounting in accordance with SFAS No. 141.  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.  The consolidated financial statements as of December 31, 2006 and for the three and nine months ended September 30, 2006 are also presented as Predecessor.

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

(Index)

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

(Index)

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

(Index)

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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	PERIOD	PERIOD
	Three Months		February 14,	January 1,	Nine Months
	Ended		2007 -	2007 -	Ended
	September 30,		September 30,	February 13,	September 30,
	2007	2006	2007	2007	2006

Seismic data library additions	$73	$2,077	$2,235	$(7)	$8,889

Revenue recognized on
specific data licenses
and selections of data	126	2,998	1,208	71	8,082

Revenue recognized related
to acquisition contracts	646	391	673	11	2,927

Revenue recognized
related to data
management services	-	13	-	6	20
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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $506,000 and $464,000 for the three months ended September 30, 2007 and 2006, respectively and $1,218,000, $265,000 and $1,369,000 for the period from February 14, 2007 to September 30, 2007 (Successor Period), for the period from January 1, 2007 to February 13, 2007 (Predecessor Period) and for the nine months ended September 30, 2006 (Predecessor Period), respectively.

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

The actual rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period.  As of October 1, 2007, the amortization rate utilized under the income forecast method for all components is 70%.

The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. In connection with the Merger, the greater of the income forecast or straight-line amortization policy was applied at February 13, 2007 (for the Predecessor Period), and March 31, 2007, June 30, 2007 and September 30, 2007 (for the Successor Period).  Under this policy, the Company first records amortization using the income forecast method.  The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey.  This requirement is applied regardless of future-year revenue estimates for the library component of which the survey is a part and does not consider the existence of deferred revenue with respect to the library component or to any survey.

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

The Company did not have any impairment charges during the period from February 14, 2007 to September 30, 2007 (Successor Period), for the period from January 1, 2007 to February 13, 2007 (Predecessor Period) or during the nine months ended September 30, 2006 (Predecessor Period).

NOTE E-INTANGIBLES

In connection with the Merger, the Company recorded intangible assets both in the U.S. and Canada.  The recorded gross carrying amount of intangible assets changed since the Merger due to the impact of foreign currency fluctuations.  The following is a summary of the Company's intangible assets other than goodwill as of September 30, 2007 (in thousands):

	SUCCESSOR PERIOD
	SEPTEMBER 30, 2007
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net Book
	Period	Amount	Amortization	Value

Intangible assets with determinable
useful lives:
Favorable facility leases	9 years	$2,552	$(208)	$2,344
Customer relationships	10 years	44,652	(2,791)	41,861
Covenants not to compete	1 year	180	(113)	67
Internally developed software	7 years	9,332	(833)	8,499
		$56,716	$(3,945)	$52,771
Trade names with indefinite lives		900	-	900
Total identifiable intangible assets		$57,616	$(3,945)	$53,671

Amortization expense for the Company's intangible assets was $1.5 million for the three months ended September 30, 2007 and $3.8 million during the period from February 14, 2007 to September 30, 2007.  Estimated future amortization expense is as follows:  remainder of fiscal year end 2007 - $1.6 million, fiscal year ended 2008 - $6.2 million, fiscal year ended 2009 - $6.1 million, fiscal year ended 2010 - $6.1 million, fiscal year ended 2011 - $6.1 million, and thereafter - $26.7 million.

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

(Index)

As of January 1, 2007, the Company recorded the cumulative effect of adopting FIN 48 of $3.1 million as an increase to the balance of retained deficit.  The Company has unrecognized tax benefits of approximately $9.2 million, of which $1.9 million would impact the effective income tax rate if recognized.

In conjunction with the adoption of FIN 48, uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense.  The total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheets as of September 30, 2007 and January 1, 2007 was $2.0 million and $1.6 million, respectively.  Income tax expense (benefit) for the three months ended September 30, 2007, for the period from January 1, 2007 to February 13, 2007 and for the period from February 14, 2007 to September 30, 2007 included $(0.1) million, $0.1 million and $0.3 million, respectively, related to interest on unrecognized tax benefits.

The Company believes it is reasonably possible that, within the next 12 months, the amount of previously unrecognized tax benefits could decrease by approximately $3.1 million primarily as a result of the resolution of tax audits.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2002 and 1999, respectively.

Income Tax Expense (Benefit)

The following is the detail of income tax expense (benefit) recorded in 2007 for the periods indicated (in thousands):

	SUCCESSOR			PREDECESSOR
	PERIOD			PERIOD
	February 14, 2007 -			January 1, 2007 -
	September 30, 2007			February 13, 2007
	U.S.	Canada	Total	U.S.	Canada	Total

Tax expense (benefit) resulting from:

Current operations	$(21,579)	$(5,693)	$(27,272)	$(5,051)	$354	$(4,697)
Change in Valuation Allowance	17,604	-	17,604	5,149	-	5,149

Total tax expense (benefit)	$(3,975)	$(5,693)	$(9,668)	$98	$354	$452

In the Predecessor Period, the Company provided a full valuation allowance against the Federal tax benefit generated from its U.S. operations as it was more likely than not that such benefit would not be realized.  The Company recorded a step-up in deferred tax liabilities of $30.0 million due to the step-up in its U.S. and Canadian net asset values as a result of the Merger.  Consequently, in the Successor Period, a portion of the Federal tax benefit generated from the Company's U.S. operations was recognized as a tax benefit up to the amount of the U.S. deferred tax liability recorded.  The remaining U.S. Federal tax benefit of $17.6 million was offset by a valuation allowance because it was more likely than not that such benefit would not be realized.

Deferred Tax Liability

As of September 30, 2007, the Company had a net deferred tax liability of $18.2 million, all of which was attributable to its Canadian operations.  In the U.S., the Company had a net deferred tax asset of $17.6 million, all of which was offset by a valuation allowance, except for $22,000 related to state deferred tax assets.  The recognition of the U.S. federal tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.

(Index)

NOTE G-DEBT

The following is a summary of the Company's debt (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	September 30,	December 31,
	2007	2006

9.75% Senior Notes	$400,000	$-
11.75% Senior Notes	2,000	189,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	307	337
	402,307	189,337
Plus: Premium on debt	354	-
Less: Debt discount	-	(3,212)
	$402,661	$186,125

9.75% Senior Unsecured Notes

On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% Senior Notes.  The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger.  As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007.  These notes mature on February 15, 2014.  Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year.  The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

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

11.75% Senior Unsecured Notes

On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% Senior Notes.  As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the Successor financial statements related to these notes.  Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The remaining $2.0 million of notes mature on July 15, 2011.  The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.

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

Subsidiary Revolving Line of Credit

The Company's wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The interest rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and 1.50% per annum for bankers' acceptances.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, but is not guaranteed by the Company or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic to the Company or to any other U.S. subsidiary of the Company (approximately $4.4 million (Canadian) at September 30, 2007) has been subordinated to the repayment of Olympic's obligations under the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

Note Payable to Former Executive

In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013.  The note is non-interest bearing.  The note is guaranteed by Olympic.

NOTE H-CONTRACTUAL OBLIGATIONS

As of September 30, 2007, the Company had approximately $669.0 million of outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder
		of			2013 and
Contractual cash obligations	Total	2007	2008-2010	2011-2012	thereafter

Debt obligations (1)(2)	$656,842	$12	$117,921	$80,379	$458,530
Capital lease obligations (2)	6,031	93	1,117	770	4,051
Operating lease obligations	6,112	303	3,613	1,917	279
Total contractual cash obligations	$668,985	$408	$122,651	$83,066	$462,860

(1)    Debt obligations include the face amount of the 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.

(2)    Amounts include interest related to debt and capital lease obligations.

(Index)

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

The amounts of stock-based compensation expense recognized in the periods presented are as follows (in thousands):

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	PERIOD	PERIOD
	Three Months		February 14,	January 1,	Nine Months
	Ended		2007 -	2007 -	Ended
	September 30,		September 30,	February 13,	September 30,
	2007	2006	2007	2007	2006

Included in reported
selling, general and
administrative expenses

Restricted stock	$-	$618	$-	$412	$2,016
Stock options	2,407	-	5,954	-	-
Total	$2,407	$618	$5,954	$412	$2,016

Included in merger expenses

Restricted stock	$-	$-	$-	$6,294	$-
Total	$-	$-	$-	$6,294	$-

Stock-based compensation
expense	$2,407	$618	$5,954	$6,706	$2,016

Stock and Equity-Based Compensation Plans

Successor

Non-qualified Options

The 2007 Non-Qualified Stock Option Plan ("the Plan") was adopted effective February 14, 2007, and authorizes stock options to be granted to the Company's key employees and non-employee directors for up to 92,898 shares of Holdings' common stock. During 2007, the Board of Directors of Holdings approved an increase of 1,988 shares for issuance under the Plan.  Since adoption of the Plan, 93,793 total non-qualified stock options ("Options"), with an exercise price of $389.42 per share have been issued.  The Options vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date.

(Index)

The fair value of the Options was estimated on each grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

SUCCESSOR
PERIOD
February 14, 2007-
September 30, 2007

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

The following table summarizes stock option activity during the Successor Period:

SUCCESSOR
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Life in Years

Outstanding at February 14, 2007	-	-
Granted	93,793	$389.42
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2007	93,793	$389.42
Options exercisable at September 30, 2007	-	-	-
Options vested or expected to vest at
September 30, 2007	-	-	-

As of October 1, 2007, the total future compensation cost related to non-vested options, not yet recognized in the Statement of Operations, was $12.6 million and will be recognized using graded vesting over a weighted average period of 3.4 years.

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

(Index)

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

During the Predecessor Period and the nine months ended September 30, 2006, 25,504 and 108,327 shares, respectively, of common stock were awarded to employees at an average fair value of $3.56 and $2.99, respectively.

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

(Index)

The following table summarizes stock option activity during the nine months ended September 30, 2006 (shares in thousands):

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

NOTE J-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at September 30, 2007 and December 31, 2006 of $108,000 and $105,000, respectively, related to collateral on a seismic operations bond.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007-	January 1, 2007-	Nine Months Ended
	September 30, 2007	February 13, 2007	September 30, 2006

Non-monetary exchanges related to resale
licensing revenue	$2,873	$(7)	$5,718
Non-monetary exchanges from underwriting
of new data acquisition	-	-	1,430
Non-monetary exchanges related to data
management services	-	-	52
Completion of data in progress from prior
non-monetary exchanges	600	-	2,476
Less: Non-monetary exchanges
for data in progress	(1,238)	-	(787)
Total non-cash additions to seismic data library	$2,235	$(7)	$8,889

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	February 14, 2007-	January 1, 2007-	Nine Months Ended
	September 30, 2007	February 13, 2007	September 30, 2006

Acquisition revenue on underwriting from
non-monetary exchange contracts	$673	$11	$2,927
Licensing revenue from specific data
licenses and selections on
non-monetary exchange contracts	1,208	71	8,082
Data management revenue	-	6	20
Total non-cash revenue	$1,881	$88	$11,029

(Index)

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

On November 6, 2006, a purported class action complaint was filed in the District Court of Harris County, Texas, 189th Judicial District (No. 2006-71302) by Todd Augenbaum, an alleged stockholder of the Company. The plaintiff filed an amended complaint on January 22, 2007. The amended complaint named as defendants the Company and each member of its Board of Directors as well as ValueAct Capital Master Fund, L.P. ("ValueAct Capital"), Seitel Holdings, Inc. ("Holdings") and Seitel Acquisition Corp. ("Acquisition Corp.") The amended complaint alleged, among other things, that (i) the defendants breached fiduciary duties they assertedly owed to the Company's stockholders in connection with the Company entering into the Agreement and Plan of Merger, dated as of October 31, 2006, with Holdings and Acquisition Corp., or aided and abetted in the breach thereof, (ii) the defendants breached their duty of candor to the Company's stockholders by failing to disclose material information, or aided and abetted in the breach thereof, and (iii) the merger consideration was unfair and inadequate. The plaintiff sought, among other things, certification of a class, an injunction against the consummation of the merger, and the costs and disbursements of the action. On February 1, 2007, the court denied the plaintiff's motion for a temporary restraining order and/or preliminary injunction of the shareholder vote, which then occurred as scheduled on February 9, 2007. On October 1, 2007, the court approved a joint motion filed by the parties and dismissed the plaintiff's case with prejudice and without payment by any party.

In addition to the lawsuits described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2007, the Company did not have any amounts accrued related to the claims set forth above, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.  If one or more of the parties were to prevail against the Company in one or more of the cases described above that have not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into, could be material to the Company's financial statements for any particular reporting period.

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

(Index)

The consolidating condensed financial statements are presented below and should be read in connection with the Condensed Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantor Subsidiaries are wholly-owned and have fully and unconditionally guaranteed the 9.75% Senior Notes on a joint and several basis, and (ii) the Company's management has determined such separate financial statements are not material to investors.

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2007 (Successor Period) and December 31, 2006 (Predecessor Period), and the consolidating condensed statements of operations and statements of cash flows for the period from February 14, 2007 to September 30, 2007 (Successor Period), from January 1, 2007 to February 13, 2007 (Predecessor Period) and for the nine months ended September 30, 2006 (Predecessor Period) of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(Index)

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of September 30, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$29,034	$4,160	$-	$33,194
Restricted cash	-	108	-	-	108
Receivables
Trade, net	-	26,302	10,141	-	36,443
Notes and other, net	62	674	57	-	793
Intercompany receivables (payables)	167,888	(154,059)	(13,829)	-	-
Investment in subsidiaries	426,579	463,819	(81)	(890,317)	-
Net seismic data library	-	261,508	101,299	-	362,807
Net property and equipment	-	4,421	2,931	-	7,352
Prepaid expenses, deferred charges
and other	13,456	3,711	1,907	-	19,074
Deferred income taxes	-	22	-	-	22
Intangible assets, net	968	30,114	22,589	-	53,671
Goodwill	-	107,108	101,458	-	208,566

TOTAL ASSETS	$608,953	$772,762	$230,632	$(890,317)	$722,030

LIABILITIES AND STOCKHOLDER'S
EQUITY
Accounts payable and accrued liabilities	$5,698	$17,465	$7,680	$-	$30,843
Income taxes payable	708	-	5	-	713
Senior Notes	402,354	-	-	-	402,354
Notes payable	307	-	-	-	307
Obligations under capital leases	-	-	3,849	-	3,849
Deferred revenue	-	30,345	8,095	-	38,440
Deferred income taxes	-	-	18,232	-	18,232
TOTAL LIABILITIES	409,067	47,810	37,861	-	494,738

STOCKHOLDER'S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	262,188	-	-	-	262,188
Parent investment	-	764,762	171,821	(936,583)	-
Retained deficit	(62,302)	(39,810)	(6,456)	46,266	(62,302)
Accumulated other comprehensive income	-	-	27,406	-	27,406
TOTAL STOCKHOLDER'S EQUITY	199,886	724,952	192,771	(890,317)	227,292

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$608,953	$772,762	$230,632	$(890,317)	$722,030

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

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

February 14, 2007 - September 30, 2007

 (In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$59,194	$18,143	$(1,312)	$76,025

EXPENSES:
Depreciation and amortization	113	71,455	24,440	-	96,008
Cost of sales	-	86	27	-	113
Selling, general and administrative	6,570	10,463	8,104	(1,312)	23,825
Merger	-	2,053	34	-	2,087
	6,683	84,057	32,605	(1,312)	122,033

LOSS FROM OPERATIONS	(6,683)	(24,863)	(14,462)	-	(46,008)

Interest expense, net	(11,318)	(16,996)	(704)	-	(29,018)
Foreign currency exchange gains	-	-	3,017	-	3,017
Other income	-	39	-	-	39

Loss before income taxes and equity
in loss of subsidiaries	(18,001)	(41,820)	(12,149)	-	(71,970)
Benefit for income taxes	-	(3,975)	(5,693)	-	(9,668)
Equity in loss of subsidiaries	(44,301)	(1,965)	-	46,266	-

NET LOSS	$(62,302)	$(39,810)	$(6,456)	$46,266	$(62,302)

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

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$109,736	$31,038	$(1,657)	$139,117

EXPENSES:
Depreciation and amortization	-	45,950	22,389	(500)	67,839
Gain on sale of seismic data	-	(2,377)	-	2,146	(231)
Cost of sales	-	183	20	-	203
Selling, general and
administrative expenses	1,571	16,777	9,618	(1,657)	26,309
	1,571	60,533	32,027	(11)	94,120

INCOME (LOSS) FROM OPERATIONS	(1,571)	49,203	(989)	(1,646)	44,997

Interest expense, net	(1,302)	(12,441)	(1,027)	-	(14,770)
Foreign currency exchange gains	-	63	1,062	-	1,125
Loss on sale of security	-	-	(1)	-	(1)

Income (loss) from continuing operations
before income taxes and equity in
income (loss) of subsidiaries	(2,873)	36,825	(955)	(1,646)	31,351
Benefit for income taxes	-	(1,909)	(170)	-	(2,079)
Equity in income (loss) of subsidiaries	36,161	(784)	-	(35,377)	-

Income (loss) from continuing operations	33,288	37,950	(785)	(37,023)	33,430

Loss from discontinued operations,
net of tax	-	(142)	-	-	(142)

NET INCOME (LOSS)	$33,288	$37,808	$(785)	$(37,023)	$33,288

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

February 14, 2007 - September 30, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(21,929)	$55,523	$22,078	$-	$55,672

Cash flows from investing activities:
Cash invested in seismic data	-	(23,711)	(16,908)	-	(40,619)
Cash paid to acquire property
and equipment	-	(361)	(48)	-	(409)
Increase in restricted cash	-	(3)	-	-	(3)
Net cash used in investing activities	-	(24,075)	(16,956)	-	(41,031)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	-	-	-	400,000
Repayment of 11.75% Senior Notes	(233,352)	-	-	-	(233,352)
Purchase of Seitel stock	(386,556)	-	-	-	(386,556)
Principal payments on notes payable	(27)	-	-	-	(27)
Principal payments on capital
lease obligations	-	-	(62)	-	(62)
Borrowings on line of credit	-	-	103	-	103
Payments on line of credit	-	-	(103)	-	(103)
Payment of financing fees	(17,085)	-	-	-	(17,085)
Contributed capital	153,473	-	-	-	153,473
Payments on notes receivable from
officers and employees	-	274	-	-	274
Intercompany transfers	105,476	(105,476)	-	-	-
Net cash provided by (used in)
financing activities	21,929	(105,202)	(62)	-	(83,335)

Effect of exchange rate changes	-	-	(2,320)	-	(2,320)
Net increase (decrease) in cash
and cash equivalents	-	(73,754)	2,740	-	(71,014)
Cash and cash equivalents at
beginning of period	-	102,788	1,420	-	104,208
Cash and cash equivalents at end of period	$-	$29,034	$4,160	$-	$33,194

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
Net increase (decrease) in cash
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

NOTE N - RELATED PARTY TRANSACTIONS

The Company reimbursed ValueAct Capital approximately $1.1 million in the period from February 14, 2007 to September 30, 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger.  This amount due to ValueAct Capital was recorded as a purchase price adjustment.  There were no amounts payable to ValueAct Capital as of September 30, 2007.

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

(Index)

Over the last two years, we have achieved an average return on historical investment of approximately 40% on newly created data.  In addition, during 2006, we added significant amounts of data through purchases and trades as compared to prior years. We believe that this data will meet our expected returns for purchased data.  We determine return on investment by dividing the amount of non-exclusive data license revenue earned on data added to our library by the amount of the gross investment in the data, net of cash underwriting.  This percentage is useful because it reflects our ability to recover the capital investment on data added to our library, but should not be considered as an alternative to net income, as an indicator of our operating performance or as a measure of liquidity, including as an alternative to cash flows from operating activities.  We believe that we will be able to sustain the improvement of our return on investment over the next year provided the overall demand for seismic data remains strong.

Our clients continue to seek our services to create data in the United States and Canada.  Our commitment for underwriting on new data creation projects was $30.7 million on September 30, 2007.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

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

(Index)

Although Seitel continues as the same legal entity after the Merger, the financial information for the first nine months of 2007 is presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through September 30, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor and Successor Periods ("Combined").  This combination does not comply with United States generally accept accounting principles, or GAAP, or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results.  The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical costs.  The accompanying consolidated financial information for the three and nine months ended September 30, 2006 are also presented as Predecessor.  The Combined results do not reflect the actual results we would have achieved absent the Merger and are not indicative of our future results of operations.

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

Non-GAAP Key Performance Measures

Management considers certain performance measures in evaluating and managing our financial condition and operating performance at various times and from time to time. Some of these performance measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. These non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. These non-GAAP measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP.

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

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Nine Months	February 14,	January 1,	Nine Months
	Ended		Ended	2007 -	2007 -	Ended
	September 30,		September 30,	September 30,	February 13,	September 30,
	2007	2006	2007	2007	2007	2006

Cash resales	$29,162	$26,280	$78,668	$72,683	$5,985	$86,864
Other revenue components:
Acquisition revenue	8,511	12,199	29,805	23,707	6,098	36,193
Non-monetary exchanges	135	1,439	2,866	2,873	(7)	5,718
Revenue deferred	(15,984)	(5,224)	(39,938)	(37,302)	(2,636)	(33,202)
Recognition of revenue
previously deferred	5,327	9,794	19,786	10,840	8,946	37,341
Solutions and other	1,205	1,389	3,848	3,224	624	6,203
Total revenue, as reported	$28,356	$45,877	$95,035	$76,025	$19,010	$139,117

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(Index)

Cash Margin:  Cash margin includes cash resales plus all other cash revenues other than from data acquisitions, plus gain on seismic data, less cash selling, general and administrative expenses (excluding Merger expenses and merger and acquisition transaction costs) and cost of goods sold.  We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers).  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Nine Months	February 14,	January 1,	Nine Months
	Ended		Ended	2007 -	2007 -	Ended
	September 30,		September 30,	September 30,	February 13,	September 30,
	2007	2006	2007	2007	2007	2006

Cash margin	$23,816	$19,861	$62,466	$59,036	$3,430	$68,782
Add (subtract) other
revenue components
not included in
cash margin:
Acquisition revenue	8,511	12,199	29,805	23,707	6,098	36,193
Non-monetary
exchanges	135	1,439	2,866	2,873	(7)	5,718
Revenue deferred	(15,984)	(5,224)	(39,938)	(37,302)	(2,636)	(33,202)
Recognition of revenue
previously deferred	5,327	9,794	19,786	10,840	8,946	37,341
Non-cash Solutions
revenue	-	13	6	-	6	20

Less:
Depreciation and
amortization	(36,005)	(21,027)	(107,493)	(96,008)	(11,485)	(67,839)
Merger expenses	(807)	-	(19,544)	(2,087)	(17,457)	-
Merger and acquisition
transaction costs	(948)	-	(948)	(948)	-	-
Non-cash operating
expenses	(2,475)	(618)	(6,531)	(6,119)	(412)	(2,016)
Operating income (loss),
as reported	$(18,430)	$16,437	$(59,525)	$(46,008)	$(13,517)	$44,997

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Growth of Our Seismic Data Library:  We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2007 to September 30, 2007, we completed the addition of approximately 860 square miles of seismic data to our library.  As of September 30, 2007, we had approximately 1,120 square miles of seismic data in progress.  For the year ended December 31, 2006, we completed the addition of approximately 2,600 square miles of seismic data to our library.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

(Index)

As of January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  There have not been any other changes in our critical accounting policies since December 31, 2006.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Nine Months	February 14,	January 1,	Nine Months
	Ended		Ended	2007 -	2007 -	Ended
	September 30,		September 30,	September 30,	February 13,	September 30,
	2007	2006	2007	2007	2007	2006

Acquisition revenue:
Cash underwriting	$7,865	$11,808	$29,121	$23,034	$6,087	$33,266
Underwriting from
non-monetary
exchanges	646	391	684	673	11	2,927
Total acquisition revenue	8,511	12,199	29,805	23,707	6,098	36,193
Licensing revenue:
Cash resales	29,162	26,280	78,668	72,683	5,985	86,864
Non-monetary exchanges	135	1,439	2,866	2,873	(7)	5,718
Revenue deferred	(15,984)	(5,224)	(39,938)	(37,302)	(2,636)	(33,202)
Recognition of revenue
previously deferred	5,327	9,794	19,786	10,840	8,946	37,341
Total resale revenue	18,640	32,289	61,382	49,094	12,288	96,721
Total seismic revenue	27,151	44,488	91,187	72,801	18,386	132,914
Solutions and other	1,205	1,389	3,848	3,224	624	6,203
Total revenue	$28,356	$45,877	95,035	$76,025	$19,010	$139,117

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Total revenue was $28.4 million in the third quarter of 2007 compared to $45.9 million in the third quarter of 2006.  Acquisition revenue decreased from $12.2 million in the third quarter of 2006 to $8.5 million in the third quarter of 2007.  This decrease was primarily due to continued weather related delays on U.S. seismic surveys during the third quarter of 2007.  In addition, the 2006 third quarter included acquisition revenue on a summer program shot in Canada; in the 2007 third quarter, the Company made a decision not to shoot a summer program in Canada.  Total resale revenue was $18.6 million in the third quarter of 2007 compared to $32.3 million in the third quarter of 2006.  This decrease was the result of various changes in the components of resale revenue.  Cash resales increased $2.9 million or 11.0% during this period.  Revenue deferred increased from $5.2 million to $16.0 million due to a larger amount of library card contracts entered into in the 2007 third quarter as compared to the same period in 2006.  Revenue recognized from previously deferred contracts, or selections, decreased $4.5 million between the quarters.  This decrease was partially a result of the purchase accounting adjustments related to data licensing contracts for which the data was not fully selected as of the Merger date (February 14, 2007); for these contracts, selections made after the Merger date are not recognizable as revenue.  During the third quarter of 2007, selections from these contracts totaled $2.3 million.  The remaining decrease is primarily due to the timing of selections by our customers on library card contracts.  Solutions and other revenue decreased from $1.4 million in the third quarter of 2006 to $1.2 million in the third quarter of 2007 primarily due to the lower level of seismic revenue.

(Index)

Total revenue for the first nine months of 2007 was $95.0 million compared to $139.1 million for the first nine months of 2006.  Acquisition revenue decreased from $36.2 million to $29.8 million primarily due to weather related delays on U.S. seismic surveys experienced during the first nine months of 2007.  Cash resales decreased 9.4% between the nine month periods primarily due to a slowdown in spending by our customers in the first quarter of 2007 due to uncertainty in commodity prices during the 2007 first quarter.  In addition, the slowdown in Canadian drilling and delayed licensing rounds in the Gulf of Mexico also had an impact on cash resales.  Revenue deferred increased from $33.2 million to $37.3 million due to a larger amount of library card contracts entered into in the first nine months of 2007 as compared to the same period in 2006.  Revenue recognized from previously deferred contracts, or selections, decreased $17.6 million partially due to selection revenue totaling $11.6 million that could not be recognized in the 2007 period as a result of the purchase accounting adjustments, as well as the timing of selections by our customers on library card contracts.  Solutions and other revenue decreased from $6.2 million to $3.8 million between the nine month periods primarily resulting from the lower level of seismic revenue and the types of products delivered.

At September 30, 2007, we had a deferred revenue balance of $38.4 million, compared to the December 31, 2006 balance of $47.4 million.  The deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Nine Months	February 14,	January 1,	Nine Months
	Ended		Ended	2007 -	2007 -	Ended
	September 30,		September 30,	September 30,	February 13,	September 30,
	2007	2006	2007	2007	2007	2006

Amortization of seismic data	$34,027	$20,343	$102,127	$90,920	$11,207	$65,813
Depreciation of property
and equipment	498	684	1,724	1,446	278	2,026
Amortization of acquired
intangibles	1,480	-	3,642	3,642	-	-
Total	$36,005	$21,027	$107,493	$96,008	$11,485	$67,839

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Seismic data library amortization amounted to $34.0 million in the third quarter of 2007 compared to $20.3 million in the third quarter of 2006 and $102.1 million for the first nine months of 2007 compared to $65.8 million for the first nine months of 2006.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  The Successor Period reflects the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Nine Months	February 14,	January 1,	Nine Months
	Ended		Ended	2007 -	2007 -	Ended
	September 30,		September 30,	September 30,	February 13,	September 30,
Components of Amortization	2007	2006	2007	2007	2007	2006

Income forecast	$17,435	$13,053	$55,489	$48,578	$6,911	$44,509
Straight-line	16,592	7,290	46,638	42,342	4,296	21,304
Total	$34,027	$20,343	$102,127	$90,920	$11,207	$65,813

(Index)

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Nine Months	February 14,	January 1,	Nine Months
	Ended		Ended	2007 -	2007 -	Ended
	September 30,		September 30,	September 30,	February 13,	September 30,
Components of Amortization	2007	2006	2007	2007	2007	2006

Income forecast	64.2%	29.3%	60.9%	66.7%	37.6%	33.5%
Straight-line	61.1%	16.4%	51.1%	58.2%	23.4%	16.0%
Total	125.3%	45.7%	112.0%	124.9%	61.0%	49.5%

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The increase in the percentage of income forecast amortization to total seismic revenue in 2007 was due to an increase in income forecast amortization recorded in the Successor Period.  As a result of the Merger, our data whose costs had previously been fully amortized now have net book value as a result of being stepped up to fair value.  Consequently, the majority of resale revenue attracted income forecast amortization compared to the third quarter of 2006 when 79% of our resale revenue was attributable to data whose costs had been fully amortized.  Such percentage was 71% in the first nine months of 2006.  The increase in the amount of straight-line amortization was due to the step up to fair value of our seismic data library in connection with the Merger.

In connection with the Merger, we recorded acquired intangible assets of $54.1 million of which $53.2 million are amortizable over their useful lives ranging from 1 to 15 years.  The Successor Period included amortization related to customer relationships, internally developed software, favorable capital lease and covenants not to compete of $1.5 million and $3.6 million for the three and nine months ended September 30, 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $9.9 million in the third quarter of 2007 compared to $8.4 million in the third quarter of 2006 and $27.4 million in the first nine months of 2007 compared to $26.3 million in the first nine months of 2006.  SG&A expense is made up of the following expense categories (in thousands):

	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months		Nine Months	February 14,	January 1,	Nine Months
	Ended		Ended	2007 -	2007 -	Ended
	September 30,		September 30,	September 30,	February 13,	September 30,
	2007	2006	2007	2007	2007	2006

Cash SG&A expenses	$7,427	$7,755	$20,871	$17,706	$3,165	$24,293
Non-cash equity
compensation expense	2,407	618	6,366	5,954	412	2,016
Non-cash rent expense	68	-	165	165	-	-
Total	$9,902	$8,373	$27,402	$23,825	$3,577	$26,309

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(Index)

The decrease in cash SG&A expenses of $0.3 million from the third quarter of 2006 to the third quarter 2007 was primarily due to (1) a reduction in commission expense of $0.4 million due to lower revenue in the third quarter of 2007; (2) a decrease of $0.4 million in performance based compensation expense associated with our incentive compensation plan; and (3) a reduction of $0.5 million in professional fees and director fees as a result of the 2006 third quarter including professional and director fees related to evaluation of strategic alternatives.  These decreases were partially offset by $0.9 million of professional fees related to strategic merger and acquisition activities incurred in the third quarter of 2007.

The decrease in cash SG&A expenses of $3.4 million from the first nine months of 2006 to the first nine months of 2007 was primarily due to (1) a reduction in commission expense of $1.0 million due to lower revenues in the first nine months of 2007; (2) a decrease of $1.3 million in performance based compensation expense associated with our incentive compensation plan; (3) settlement of litigation resulting in a payment of $0.6 million to us; (4) partial collection of a previously reserved receivable from one of our former officers resulting in a payment to us of $0.3 million; and (5) a reduction of $1.1 million in professional fees and director fees as a result of the 2006 period including professional and director fees related to evaluation of strategic alternatives.  These decreases were partially offset by $0.9 million of professional fees related to strategic merger and acquisition activities incurred in the third quarter of 2007.

The increase in non-cash equity compensation expense between the 2007 and 2006 periods was primarily due to the expense related to stock options granted to certain key employees and non-employee directors in the Successor Period.

The non-cash rent expense in the Successor Period related to amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and will be amortized over the remaining lease term of 6.25 years.

Merger Expenses

Merger expenses included the following fees and expenses incurred in connection with the merger transaction for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	September 30, 2007	September 30, 2007	February 13, 2007

Investment banking fees	$-	$-	$7,789
Legal and advisory fees	190	545	629
Change in control payments	617	1,542	2,745
Early vesting of restricted stock (non-cash)	-	-	6,294
	$807	$2,087	$17,457

Other Income (Expense)

Interest expense, net, was $9.9 million and $4.9 million in the third quarters of 2007 and 2006, respectively, and was $31.3 million and $14.8 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase in interest expense between the third quarters of 2007 and 2006 was due to the higher level of debt outstanding in the 2007 period compared to 2006 and less interest income in the third quarter of 2007 resulting from the lower cash balance post merger.  The increase between the first nine months of 2007 versus 2006 was due to $4.0 million related to fees from the non-utilized acquisition financing bridge facility and interest expense on $400.0 million of 9.75% Senior Notes issued on February 14, 2007 in connection with the Merger.  In addition, on February 14, 2007, $187.0 million of our 11.75% Senior Notes were paid, leaving only $2.0 million of such notes outstanding.

In the first quarter of 2006, we sold certain seismic surveys located in Canada as required by an agreement entered into in 1993.  We recorded a gain of $231,000 related to such sale for the nine months ended September 30, 2006.

(Index)

Income Taxes

Tax benefit was $3.7 million in the third quarter of 2007 and primarily resulted from a benefit on our Canadian operations.  The benefit from the U.S. book loss in the third quarter of 2007 was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax benefit was $2.5 million in the third quarter of 2006 and resulted from (1) the reversal of a reserve totaling $2.0 million on a U.S. tax position which we no longer deemed necessary and (2) a benefit on our Canadian operations.  Additionally, in the third quarter of 2006, the income tax expense recorded on our U.S. operations was substantially offset by a reduction in our deferred tax asset valuation allowance resulting in $22,000 tax expense in the U.S. for estimated alternative minimum tax for the 2006 period.

Tax benefit was $9.2 million for the first nine months of 2007 and related to both our U.S. and Canadian operations.  In the U.S., a deferred tax liability of $4.4 million was recorded in connection with the Merger due to the step-up in asset value related to the Merger.  In the period from February 14, 2007 to September 30, 2007, a U.S. Federal tax benefit was recorded equivalent to the amount of deferred tax liability with the remainder of the benefit from our U.S. book loss being offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  In Canada, a tax benefit of $5.6 million was recognized on our Canadian operations in the period from February 14, 2007 to September 30, 2007.  Additionally, we recorded other tax expense primarily related to state income tax and FIN 48 totaling approximately $0.2 million in the period from February 14, 2007 to September 30, 2007.  Tax expense in the period from January 1, 2007 to February 13, 2007 primarily related to taxes on our Canadian operations and FIN 48.  The Federal income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no Federal tax expense in the U.S. for the period from January 1, 2007 to February 13, 2007.

Tax benefit was $2.1 million for the first nine months of 2006.  This benefit resulted from (1) the reversal of a U.S. reserve totaling $2.0 million discussed above and (2) a benefit on our Canadian operations.  The income tax expense recorded on our U.S. operations was substantially offset by a reduction in our deferred tax asset valuation allowance resulting in $22,000 tax expense in the U.S. for estimated alternative minimum tax for the 2006 period.

Liquidity and Capital Resources

During the first nine months of 2007, we used approximately $98.3 million of our existing cash to fund the transactions in connection with the Merger.  In addition, we issued $400.0 million of 9.75% Senior Notes due 2014 and ValueAct Capital made an equity contribution of $153.5 million.  In connection with the transactions, we paid $187.0 million principal of our 11.75% Senior Notes along with accrued interest and a tender and consent fee totaling $48.1 million, purchased the remaining stock not held by ValueAct Capital or management investors for $386.6 million and paid fees and expenses of approximately $30.1 million.  As of September 30, 2007, we had $33.2 million in cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

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

(Index)

At September 30, 2007, there was no outstanding balance under the facility and there was $25.0 million of availability.

Canadian Credit Facility:  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has in place a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts.  As of September 30, 2007, no amounts were outstanding on this revolving line of credit and $5.0 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes:  On February 14, 2007, we issued, in a private placement, $400.0 million aggregate principal amount of our 9.75% Senior Notes.  The proceeds from the notes were used to partially fund the transactions in connection with the Merger.  Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes:  On July 2, 2004, we issued, in a private placement, $193.0 million aggregate principal amount of our 11.75% Senior Notes.  In connection with our 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes were tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  As of September 30, 2007, $2.0 million of the 11.75% Senior Notes remain outstanding.

Contractual Obligations:  As of September 30, 2007, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder
		of			2013 and
Contractual cash obligations	Total	2007	2008-2010	2011-2012	thereafter

Debt obligations (1)(2)	$656,842	$12	$117,921	$80,379	$458,530
Capital lease obligations (2)	6,031	93	1,117	770	4,051
Operating lease obligations	6,112	303	3,613	1,917	279
Total contractual cash obligations	$668,985	$408	$122,651	$83,066	$462,860

(1)             Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.

(2)             Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities:  Cash flows provided by operating activities from continuing operations were $55.7 million, $5.6 million and $79.8 million for the period from February 14, 2007 to September 30, 2007, for the period from January 1, 2007 to February 13, 2007 and for the nine months ended September 30, 2006, respectively.  Operating cash flows for the combined period from January 1, 2007 to September 30, 2007 decreased from the first nine months of 2006 primarily due to the payment of fees and expenses totaling approximately $13.0 million related to the Merger and an increase in interest expense paid of approximately $10.4 million.

Cash Flows from Investing Activities:  Cash flows used in investing activities from continuing operations were $41.0 million, $8.4 million and $59.3 million for the period from February 14, 2007 to September 30, 2007, for the period from January 1, 2007 to February 13, 2007 and for the nine months ended September 30, 2006, respectively.  Cash expenditures for seismic data were $40.6 million, $8.4 million and $58.6 million for the period from February 14, 2007 to September 30, 2007, for the period from January 1, 2007 to February 13, 2007 and for the nine months ended September 30, 2006, respectively.  The decrease in cash invested in seismic data for the combined period from January 1, 2007 to September 30, 2007 compared to the first nine months of 2006 was primarily due to a decrease in cash purchases of seismic data.

(Index)

Cash Flows from Financing Activities:  Cash flows used in financing activities were $83.3 million, $0.4 million and $0.6 million for the period from February 14, 2007 to September 30, 2007, for the period from January 1, 2007 to February 13, 2007 and for the nine months ended September 30, 2006, respectively.  The period from February 14, 2007 to September 30, 2007 included (i) the issuance of $400.0 million of our 9.75% Senior Notes, (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger, (iii) acquisition of all of our outstanding common stock (other than shares owned by ValueAct Capital and management investors) in connection with the Merger for a total of $386.6 million, (iv) payment of $233.4 million of principal and tender and consent fee on our 11.75% Senior Notes and (v) payment of $17.1 million of financing fees in connection with the Merger.

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

Deferred Taxes

As of September 30, 2007, we had a net deferred tax liability of $18.2 million attributable to our Canadian operations.  In the U.S., we had a net deferred tax asset of $17.6 million, all of which was fully offset by a valuation allowance, except for $22,000 related to state deferred tax assets.  The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of September 30, 2007, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized.

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

(Index)

Capital Expenditures

During the period from January 1, 2007 to February 13, 2007 and the period from February 14, 2007 to September 30, 2007, capital expenditures for seismic data and other property and equipment amounted to $8.5 million and $42.7 million, respectively.  Our capital expenditures for the remainder of 2007 are presently estimated to be $42.0 million.  The actual for the nine months ended September 30, 2007 and 2007 estimated remaining capital expenditures are comprised of the following (in thousands):

	PREDECESSOR	SUCCESSOR		Estimate for
	PERIOD	PERIOD	COMBINED(1)	Remainder	Total
	January 1, 2007 -	February 14, 2007-	Nine Months Ended	of	Estimate
	February 13, 2007	September 30, 2007	September 30, 2007	2007	for 2007

New data acquisition	$7,966	$34,527	$42,493	$22,807	$65,300
Cash purchases of
seismic data and
other	526	5,576	6,102	14,498	20,600
Non-monetary exchanges	(7)	2,235	2,228	4,272	6,500
Other property and
equipment	60	409	469	431	900
Total capital expenditures	8,545	42,747	51,292	42,008	93,300
Less: Non-monetary
exchanges	7	(2,235)	(2,228)	(4,272)	(6,500)
Changes in working
capital	(123)	516	393	-	393
Cash investment per
statement of cash
flows	$8,429	$41,028	$49,457	$37,736	$87,193

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	PREDECESSOR	SUCCESSOR		Estimate for
	PERIOD	PERIOD	COMBINED(1)	Remainder	Total
	January 1, 2007 -	February 14, 2007-	Nine Months Ended	of	Estimate
	February 13, 2007	September 30, 2007	September 30, 2007	2007	for 2007

Total capital expenditures	$8,545	$42,747	$51,292	$42,008	$93,300
Less: Non-cash
additions	7	(2,235)	(2,228)	(4,272)	(6,500)
Cash underwriting	(6,087)	(23,034)	(29,121)	(16,179)	(45,300)
Capital expenditures
funded from operating
cash flow	$2,465	$17,478	$19,943	$21,557	$41,500

(1)    Our combined results for the nine months ended September 30, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to September 30, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

As of September 30, 2007, we had capital expenditure commitments related to data acquisition projects of approximately $43.0 million of which we have obtained approximately $22.3 million of cash underwriting and $8.4 million of underwriting from non-monetary exchanges.

(Index)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps, to manage the impact of changes in interest rates.  As of September 30, 2007, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2007.

Item 4T.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2007 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note K to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1.A., 2., 3., 4. and 5.     Not applicable.

Item 6.     EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

(Index)

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

			SEITEL, INC.

Dated: November	13,	2007	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: November	13,	2007	/s/	William J. Restrepo
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