Form 10-K
period 2007-12-31
SEITEL INC
filed 2008-03-31
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 333-144844
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 2008 was zero.  On March 28, 2008 there were a total of 100 shares of common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[X]	No	[ ]

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission ("SEC"), the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements and our ability to obtain financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  Also note that we provide a cautionary discussion of risks and uncertainties under the captions "Business - Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.

The forward-looking statements contained in this report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report and in our future periodic reports filed with the SEC.

PART I

Item 1.  Business

General

Seitel, Inc. and its wholly owned subsidiaries are collectively referred to in this report as "Seitel," "the Company," "we" and "us" except as otherwise noted.  Seitel is a leading provider of seismic data to the oil and gas industry in North America.  Our products and services are critical for the exploration for, and development and management of, oil and gas reserves by oil and gas companies.  We have ownership in an extensive library of proprietary onshore and offshore seismic data that we have accumulated since our inception in 1982 and that we license to a wide range of oil and gas companies.  Our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration, to determine the size, depth and geophysical structure of previously identified oil and gas fields and to optimize the development and production of oil and gas reserves.  The importance of seismic data usage in the exploration, development and management process drives demand for data in our library.

We have built a library of onshore seismic data that we believe is one of the largest libraries available for licensing in the United States and Canada.  Our seismic data library includes both onshore and offshore three-dimensional ("3D") and two-dimensional ("2D") data. We have ownership in over 40,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major active North American oil and gas producing regions. The majority of our onshore seismic data covers sections of the U.S. Gulf Coast, including Eastern Texas, Southern Louisiana and Mississippi, as well as Western Canada, the Rocky Mountains and Northern Louisiana. We have one of the largest seismic data libraries in each of these regions. We also have ownership in a library of offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico and the waters off the coast of Eastern Canada. We serve a market which includes over 1,600 companies in the oil and gas industry.  Our customers range from small and mid-cap exploration and production companies and private prospecting individuals to large independent oil and gas companies and also include global oil and gas companies.

Several factors lead to multiple licensing of our seismic data.  For example, new oil and gas field discoveries can cause renewed exploration activity in a previously assessed surrounding area and pipeline and oil and gas infrastructure expansion may make new oil and gas fields economically viable. New drilling technologies can cause oil and gas companies to reevaluate existing oil and gas fields and new data processing technologies can create additional value in previously processed seismic data. In addition, merger and acquisition activity can change the ownership of fields often requiring re-licensing of data. Each of these factors drives repeat demand for our existing seismic library.

We also regularly add to our seismic data library by creating new seismic data. These data creation programs are substantially underwritten by our customers in exchange for a license granting them access to the newly acquired data with a limited exclusivity period. We do not employ seismic crews or own any seismic survey equipment but instead contract our data shoots to third-party seismic acquisition companies. We believe this practice allows us to respond quickly to changes in demand and minimizes ongoing capital requirements. We also purchase seismic surveys or entire seismic libraries from oil and gas companies which have discontinued their exploration and production in a particular geographical area and no longer require ownership of, or which have otherwise determined to sell, their data or library. These purchases are funded with cash or structured as non-monetary exchanges, whereby we acquire ownership of existing data from customers in exchange for a grant of a non-exclusive license to use other data from our library. We also create new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of our library. Historically, some of our seismic data has remained useful for decades after its creation. For example, we continue to license 14 year old 3D data and 2D data created over 20 years ago. We expect this to continue and our data to remain useful for extended periods after its creation.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit ("Solutions"), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In each of fiscal 2007, 2006 and 2005, approximately 96% of our revenues were attributable to acquisition and licensing of seismic data.  Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients.  See Note N to Notes to Consolidated Financial Statements for information about our revenue by geographical area.

Seitel is incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.

2007 Business Combination

On February 14, 2007, Seitel Acquisition Corp. ("Acquisition Corp.") was merged with and into Seitel, pursuant to a merger agreement between Seitel, Acquisition Corp. and Seitel Holdings, Inc. ("Holdings") dated October 31, 2006 (the "Merger").  Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.  Holdings is an investment entity controlled by ValueAct Capital Master Fund, L.P. ("ValueAct Capital").

Under the terms of the merger agreement, our existing stockholders (other than ValueAct Capital and management investors contributing certain of their shares of Seitel stock for ownership in Holdings) and option holders were paid a total consideration of $386.8 million.  In connection with the Merger, the warrants held by ValueAct Capital totaling 15,037,568 were cancelled.

In connection with the Merger, Acquisition Corp. conducted a cash tender offer and consent solicitation for all of the $189.0 million of our 11.75% senior notes due 2011 (the "11.75% Senior Notes").  On February 14, 2007, we paid $187.0 million aggregate principal amount for all of the notes tendered.  In connection with the tender offer and consent solicitation, we entered into a supplemental indenture, supplementing the indenture dated as of July 2, 2004 with respect to the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger.  $2.0 million aggregate principal amount of the 11.75% Senior Notes remain outstanding.

In addition, on February 14, 2007, we issued $400.0 million of our 9.75% senior notes due 2014 (the "9.75% Senior Notes") pursuant to an indenture by and among Seitel, certain subsidiary guarantors and LaSalle Bank National Association, as trustee.  We also entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. ("WFF") with a maximum credit amount of $25.0 million, subject to certain borrowing base limitations. The new facility includes a letter of credit sub-limit up to $10.0 million. All obligations are unconditionally guaranteed by our domestic subsidiaries that are not borrowers under the new facility, subject to customary exceptions, exclusions and release mechanisms. The new facility is secured by a lien on substantially all of our domestic assets, including equity interests in our U.S. subsidiaries.

Description of Operations

Industry Conditions

Seismic data is critical to the oil and gas exploration process due to its ability to increase significantly the success rate of locating commercial oil and gas deposits by producing detailed images of the earth's subsurface features. The overall demand for seismic data and related geophysical services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities. This spending is in turn driven largely by present and expected future demand and pricing for oil and natural gas. Demand for these commodities is influenced by global economic growth as well as political, economic, tax, and environmental considerations.

Oil and natural gas supply constraints have caused an increase in exploration and production spending in both the United States and Canada and have led to increasing hydrocarbon prices during recent years. Since the end of 1999, annual worldwide geophysical equipment and services spending has increased at a compound annual rate of 13.2%.

A majority of our revenues comes from small and mid-cap oil and gas exploration and production companies, independent oil and gas companies and private prospecting individuals. To achieve and maintain their success, we believe our customers will need to continue to find new, and exploit existing, oil and natural gas reserves, which we believe will require significant amounts of capital spending on seismic data among other things. We believe there will continue to be an incentive for exploration and production spending in the United States and Canada because this area represented approximately 27.1% of global energy demand in 2004 and remains one of the most politically and economically stable producing regions.

Reflecting the increased spending by oil and gas companies, rig counts in North America have also increased significantly since 2003.  The rig count in North America averaged 2,112 rigs for the year ended December 31, 2007, well above the five-year average rig count of 1,807 rigs. Land seismic crews in North America have also increased significantly.  The land crew count averaged 59.7 crews for the year ended December 31, 2007, exceeding the five-year average of 44.6 crews.

We believe the use of 3D seismic data and advanced processing techniques, coupled with advances in drilling and completion techniques, are enhancing the ability of oil and gas companies to explore for, develop and manage oil and gas reserves. We believe that seismic industry market conditions will remain favorable during 2008 as a result of growing energy demand, continued spending to replace oil and gas reserves and continued high onshore rig counts in North America.

Seismic Data

Oil and gas companies consider seismic data an essential tool in finding hydrocarbons.  Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success.  Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or "step-out," locations that would not otherwise be apparent.  3D seismic data provides a graphic depiction of the earth's subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension.  The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter's ability to evaluate the probability of the existence and location of oil and gas deposits.  According to the U.S. Department of Energy, 3D seismic data has been a key factor in improving drilling success ratios and lowering finding and field extension costs.  However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data.  As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys.  3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

Although we amortize our seismic data over a maximum period of four years, most of our seismic data has continued to generate licensing revenue past its amortization period.  Assuming the data is sampled and gathered adequately in the field recording phase, it is amenable to re-evaluation and re-presentation, multiple times, using new or alternate processing techniques as well as updated knowledge of the Earth model.

Management believes the level of resales from various vintages of our investment in seismic data is useful in order to assess the resiliency and value of our seismic data library.  Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects.  For the year ended December 31, 2007, resale revenue from U.S. onshore 3D data and Canadian 2D and 3D data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment(1)	Percentage

Investments prior to 2002	$59,016	57%	$297,558	63%
Investments 2002 through 2007	45,133	43%	176,098	37%
Total U.S. 3D onshore and Canadian 2D and 3D	$104,149	100%	$473,656	100%

(1) Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the Merger.

The following presents a reconciliation of resale revenue for U.S. 3D onshore and Canadian 2D and 3D (a non-GAAP financial measure) to total revenue for the year ended December 31, 2007 (the most directly comparable GAAP financial measure) (in thousands):

Total resale revenue - U.S. 3D onshore and
Canadian 2D and 3D	$104,149
Other revenue components:
Other resale revenue (principally offshore and U.S. 2D)	14,976
Acquisition revenue	42,659
Solutions and other revenue	5,357
Selection revenue not recognized for GAAP due to purchase accounting adjustments	(18,329)
Total revenue	$148,812

The following presents a reconciliation of net historical investment for U.S. 3D onshore and Canadian 2D and 3D data (a non-GAAP financial measure) to net book value at December 31, 2007 (the most directly comparable GAAP financial measure) (in thousands):

Net historical investment in seismic data - U.S. 3D onshore and Canadian 2D and 3D	$473,656
Add:
Acquisition revenue - 3D onshore	380,687
Other seismic data investment (principally offshore and U.S. 2D)	445,788
Fair value adjustment resulting from Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(1,113,404)
Net book value	$349,039

Seismic Data Library

Our seismic data library includes onshore and offshore 3D and 2D data and offshore multi-component data.  We have ownership in over 40,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and natural gas producing regions.  The majority of our seismic data library covers onshore regions within North America, with a geographic concentration on the onshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, Western Canada, Mississippi, Eastern Texas, the Rocky Mountain region and Northern Louisiana.  Most of our remaining seismic data library covers the offshore Gulf of Mexico and Eastern Canada.  The following table describes our 3D seismic data library as of March 3, 2008.

Square

		Percentage
3D Data Library at March 3, 2008	Miles	of Subtotal

Gulf Coast Texas	8,110	43%
Southern Louisiana/Mississippi	7,061	38%
Rocky Mountains	1,639	9%
Northern Louisiana	399	2%
Other	1,434	8%
Total U.S. Onshore	18,643	100%

Canada	11,587	100%

U.S. Offshore	10,509	100%

Worldwide Total	40,739	100%

U.S. Onshore:  The U.S. onshore 3D sector of our seismic data library is comprised principally of our Gulf Coast Texas and Southern Louisiana/Mississippi components.  We began accumulating this data in 1993 and 1994.  Until recent years, the Southern Louisiana/Mississippi component of our U.S. onshore seismic data library grew significantly faster than our Gulf Coast Texas component.  More recently, our Gulf Coast Texas component has experienced significant growth and is now slightly larger than our Southern Louisiana/Mississippi component.  These areas form the core of our U.S. onshore database and currently represent the areas of most demand from our U.S. clients.

The Rocky Mountain region and Northern Louisiana sectors, although currently small contributors, are believed to be areas of potential growth in the future.  We own relatively small amounts of seismic data in other areas, such as Alabama, California, Michigan and North Dakota.

We also have a 2D data library in the United States that continues to contribute to our data licensing sales at a steady pace.

Canada:  The Canadian market is less mature than the U.S. Gulf Coast and includes areas still considered frontier, or underexplored.  Accordingly, there is still a significant demand for 2D data, with 3D data representing an increasing part of the market in recent years.  The accumulation of 3D data in our seismic library began in 1998 and has grown at an average rate in excess of 1,000 square miles per year.  During the period from 2004 through 2007, 3D licensing revenue has exceeded revenue from our 2D data.  We anticipate that 3D data licensing revenue will continue to grow as a proportion of total licensing revenue in the future.

Offshore U.S. Gulf of Mexico:  Our library of offshore data covers parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico.  We have accumulated 10,509 square miles of U.S. Gulf of Mexico offshore 3D data since 1993.  The offshore Gulf of Mexico was a high growth area for us in the 1990's.  Although we have not shot new offshore surveys in recent years, on occasion, we add offshore Gulf of Mexico data through non-monetary exchanges.

Data Library Growth

We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) acquiring ownership of existing data through non-monetary exchanges or (4) creating new value-added products from data existing within our library.

Underwritten Data Acquisitions:  We create new seismic data designed in conjunction with our customers and specifically suited to the geology and environmental conditions of the area using the most appropriate technology available.  Typically one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data.  Under the terms of these licenses, the customers usually have exclusive access to use the newly acquired data for a limited term, which is usually six months, after which the data is added to our library for licensing to the industry on a non-exclusive basis.  Data acquisition activity during 2007 occurred in the Texas Gulf Coast, Southern Louisiana, Wyoming and Western Canada.  All field work on these projects is outsourced to subcontractors, as is the data processing for those projects in Canada and the Rocky Mountain region.  A significant percentage of the data processing for Gulf Coast projects is processed by our wholly owned subsidiary Matrix Geophysical, Inc.  We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

Cash Purchases:  We purchase seismic data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and within the limits of our capital expenditure budget.

Non-Monetary Exchanges:  We grant our customers a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer, a "non-monetary exchange."  The data that we receive is distinct from the data that is licensed to the customer.  These transactions, which have been an essential tool in the growth of our seismic data library, will tend to be for individual surveys or groups of surveys.  We also use non-monetary exchanges in conjunction with data acquisitions and cash purchases.  We expect the level of non-monetary exchanges used in connection with data acquisitions to increase in the future.  In addition, we may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from our library.

Value-Added Products:  We create new products from existing seismic surveys in our library by extracting a variety of additional information from surveys that were not readily apparent in the initial products.  Opportunities to extract such additional information and create such additional products may result from information from secondary sources, alternative conclusions regarding the initial products and applying alternate or more complex processes to the initial products, or some combination of these factors.  Additional products may include Pre-Stack Time Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes, Rock Property volumes and Pre-Stack Depth Migration volumes.  Typically, one or more customers will underwrite a portion of the direct cost involved in these products in exchange for a license or licenses to use the resulting data.  Under these licenses, the customers usually have exclusive access to the newly acquired data for a limited term, which is usually three months or less.  After this limited term of exclusivity, the data is added to our library for licensing to the industry on a non-exclusive basis.  Work on these projects may be performed by our wholly owned subsidiary Matrix Geophysical, Inc., outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist.  We employ experienced geoscientists who design these value-added products and oversee the processing to ensure the quality and longevity of the data created.

Licenses and Marketing

We actively market data from our library to customers under non-exclusive license agreements using a well-developed marketing strategy combined with strong geophysical expertise.  Our licenses are generally non-assignable.  Our licenses typically provide that in the event of a change of control of a customer-licensee, the surviving entity generally must pay a fee to maintain a license for any data it seeks to continue to use and for which such entity previously did not have a license.  We employ an experienced sales force and it is our operating philosophy to actively market our seismic library.  Our team of dedicated marketing specialists seeks to maximize license sale opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.  Our marketing team develops innovative contracting methods that have expanded the market for seismic data to our customers.

Licenses generally are granted for cash payable within 30 days of invoice, although we sometimes permit a customer to make an initial payment upon inception of the license followed by periodic payments over time, usually not more than 12 months. Some licenses provide for additional payments to us if the licensee acquires additional mineral leases, drills wells or achieves oil or gas production in the areas covered by the licensed data.

Fundamental to our business model is the concept that once seismic data is created it is owned by us and added to our library for licensing to customers in the oil and gas industry on a non-exclusive basis.  Since the data is a long lived asset, such data can be licensed repeatedly and over an extended period of time to different customers.

Backlog

At March 3, 2008, our backlog of underwriting commitments related to new data creation projects was $38.0 million compared with $40.3 million at March 15, 2007.  We anticipate that all of this backlog will be recognized over the next 12 months.

Seitel Solutions

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location.  Through our Seitel Solutions business unit, we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.  Using proprietary technology, we store, manage, access and deliver data, tapes and graphic cross-sections to our licensees.  In addition, Solutions offers use of its proprietary display and inventory software to certain customers, and the use of its proprietary quality control software to the seismic brokerage community principally in Calgary, Alberta, Canada.  We also offer data management services to select clients.

Business Strategy

We believe our strategy will continue to distinguish us from our competitors. Specifically, we intend to:

  Continue growing our seismic data library using a combination of new seismic data creation, cash purchases of seismic data, non-monetary exchanges and new value-added products created from our existing data;

  Maintain a disciplined return on investment approach to operating and capital expenditures. We only intend to pursue new acquisition projects if we believe that conditions exist for repeated licensing of the same data over an extended period of time. We typically seek significant underwriting commitments before undertaking new acquisition projects as underwriting levels are generally a predictor of long-term demand for seismic data. We target an average of 70% underwriting level for new seismic acquisition projects on an aggregate basis. For the years 2007, 2006 and 2005, we achieved 69.4%, 73.5% and 72.2% average underwriting levels for new seismic acquisition projects. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in our library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area;

  Continue outsourcing the more capital intensive services in the seismic value chain, including seismic data gathering and the employment of field equipment and crews. This strategy enables us to select vendors with the best price, equipment and skill sets for a particular environment, geographical location or geophysical objective and provides us with access to state-of-the-art equipment and emerging technologies. It also gives us the flexibility to respond appropriately to changing market conditions, making our financial performance more stable;

  Leverage our strong geophysical, technical and field operating management with third-party outsourcing to help align our interests with those of our underwriting customers. We believe this strategy has enabled us to become a leading provider in certain key U.S. basins where local expertise is important. We believe we have developed expertise in certain areas of Southern Louisiana, the Texas Gulf Coast, Alberta and Northeast British Columbia, and that there are opportunities to continue library expansion in these areas and to repeat this approach in the U.S. Rocky Mountain region, Northern Louisiana and certain selected markets outside North America; and

  Increase our focus on creating value-added products from the data in our library, primarily by applying complex imaging technology, such as complex depth imaging. These value-added products enhance the useful information that can be extracted from a given data set.

Competitive Strengths

We believe we have the following competitive strengths:

Industry Leading Data Library:  The size and coverage of our seismic data library enables us to capitalize on the favorable trends in the North American oil and gas exploration market. Our competitive advantage is driven by our ability to:

  Successfully bid for seismic data that is for sale in our areas of focus as a result of our knowledge of data return characteristics for similar data in our existing library;

  Pursue flexible data acquisition strategies such as structuring non-monetary data-for-license exchanges which preserves capital for other data acquisitions;

  Creatively market our data library with an innovative strategy, which includes tailoring licenses to meet a client's need using non-monetary exchanges and "library cards," which are data license agreements where the client is entitled to select and license specific data over a period of time from our data library;

  Combine client data with our data to create a more relevant profile of a potential production site;

  Generate client trust by participating in joint data creation projects with significant alignment of objectives; and

  Retain and grow valuable client relationships.

Defensible Market Position:  With one of the largest onshore seismic data libraries in the active North American oil and natural gas basins, we have an established competitive position within this growing market. Since 1993, we have invested over $1 billion to build our data library. Over 80% of this investment has been in 3D data. We believe that the current replacement cost of our seismic library significantly exceeds our original investment, and that our broad geographic coverage and strong presence in the active North American onshore oil and gas basins coupled with our domain expertise creates significant barriers to replication and a defensible market position.  We believe competitors will generally not shoot over areas already in our onshore library because it is not economically viable to do so.

Consistent, Long Term Cash Returns:  We derive revenue from the non-exclusive licensing of our data. Importantly, data within our library can be licensed on a non-exclusive basis multiple times over a span of many years. We have proven our ability to license onshore data surveys decades after their creation. Typically, our surveys continue to generate revenue long after our investment is fully recovered.  For the year ended December 31, 2007, approximately 57% of our total resale revenue came from data acquired before 2002. With respect to our onshore library, we believe our cash resales are highly predictable on an annual basis and have a lower sensitivity to rig count and natural gas prices than other sectors of the oil and gas industry.

Low Cost Operating Structure:  We operate with a low cost structure by maintaining an efficient base of assets and employees. We do not own seismic acquisition equipment or employ seismic acquisition crews, but engage, as required, third-party contractors with qualified equipment to shoot new data. In addition, the majority of our capital expenditures for data acquisitions are discretionary. We believe this minimizes ongoing capital requirements and results in substantially less volatility in cash flows by enabling us to respond quickly to changes in demand. In addition, the creation of new surveys provides cost-effective growth opportunities since we impose strict capital investment thresholds with targeted underwriting levels averaging 70% and typically do not start work on new acquisition programs without an underwriting commitment. When our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer's underwriting obligation. For the years 2007, 2006 and 2005, we achieved 69.4%, 73.5% and 72.2% average underwriting levels for new seismic acquisition projects.

Diversified Customer Base:  We serve a market which includes over 1,600 companies in the oil and gas industry and our customers range from small exploration and production companies and private prospecting individuals to large independent oil and gas companies and also include global oil and gas companies. We believe that the quality of our data, the breadth of its coverage in the major active onshore basins in North America and our longstanding commitment to client service enables us to attract top-tier clients and maintain and grow existing client relationships. These relationships also create access to additional data surveys and sales opportunities.

Favorable Industry Fundamentals:  We are positioned to benefit from favorable long-term oil and gas industry trends, including:

  Sustained demand for oil and natural gas. The worldwide demand for oil and natural gas continues to increase significantly, led by the increases in demand from China, India and other developing countries;

  High commodity prices. While demand has increased, the supply of oil and natural gas has remained relatively flat, creating a significant increase in the prices of oil and natural gas during recent years;

  Increased exploration expenditures. We believe that we are at the beginning of a significant period of elevated exploration spending in the North American oil and gas market. Many exploration and production companies are moving from development to exploration spending to increase reserves that have been depleted from an extended period of development;

  Advanced drilling technology. Exploration technology and drilling methods have improved significantly since the 1990s. These methods have made the development of existing oil and gas fields formerly impeded by geologic barriers or other reasons, commercially and economically viable. With the advent and success of these new technologies, development companies continue to re-examine oil and gas fields in proven regions, creating demand for seismic data;

  Seismic data advancements. New advances in processing and interpreting seismic data have increased the usefulness of data and as a result improved the viability of exploring domestic oil and gas fields. The improvement in data quality often leads to new analysis of existing oil and natural gas fields; and

  United States' desire to reduce dependence on foreign oil and gas. While long recognized as a potential danger, recent geopolitical events and continued instability in the Middle East have created a renewed, more powerful desire by the United States to reduce its dependence on foreign supply of oil and natural gas.

Customers

We market our seismic data to a varied customer base. Our customers range from small and mid-cap exploration and production companies and private prospect generating individuals to several of the largest companies in the oil and gas industry. During each of the three years ended December 31, 2007, no one customer accounted for more than 10% of our revenue. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

Competition

The creation and licensing of seismic data is competitive. There are a number of geophysical companies that create, market and license seismic data and maintain their own seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are Petroleum Geo-Services, Pulse Data Inc., Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana), TGS Nopec, CGGVeritas and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.

Regulation

Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental and health and safety laws. We invest financial and managerial resources to comply with these laws and related permit requirements. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. In addition, failure to timely obtain required permits may result in delays in acquiring new data for our data library or cause operating losses. Because these laws and our business may change from time to time, we cannot predict the future cost of complying with these laws, and expenditures to ensure our compliance could be material in the future. Modification of existing laws or regulations or adoption of new laws or regulations limiting exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data.

Seasonality and Timing Factors

Our results of operations fluctuate from quarter to quarter due to a number of factors. Our results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under our revenue recognition policy, revenue recognition from data licensing contracts is dependent upon, among other things, when the customer selects the data. As a result, our seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of our data licensing transactions provide for fees to us of under $500,000 per transaction, occasionally a single data license transaction from our library, including those resulting from the merger and acquisition of our customers, may be substantially larger. Such large license transactions or an unusually large number of, or reduction in, data selections by customers can materially impact our results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In our data creation activities, weather-related or other events outside our control may impact or delay surveys during any given quarter.

Employees

As of December 31, 2007, we and our subsidiaries had 154 full-time employees, including eight executive officers, 21 marketing staff and 36 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

Raw Material and Proprietary Information

We are not dependent on any particular raw materials, patents, trademarks or copyrights for our business operations.  Our seismic data library is proprietary confidential information, which is not generally available to the public. The seismic data within our library is protected through confidentiality agreements with our employees and licensees. We believe that our seismic data library is also protected by common law copyright.

Available Information

We make available free of charge, or through the "Investor Relations" section of our website at www.seitel-inc.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the SEC. Our Code of Business Conduct and Ethics is also available through the "Investor Relations-Corporate Governance" section of our website or in print to any stockholder who requests them.

Item 1A.  Risk Factors

Our industry is cyclical and our business could be adversely affected by the level of capital expenditures by oil and gas companies and by the level and volatility of oil and natural gas prices.

Our industry and the oil and gas industry are subject to cyclical fluctuations. Demand for our services depends upon spending levels by oil and gas companies for exploration, production, development and field management of oil and natural gas reserves and, in the case of new seismic data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies' short-term and strategic plans. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

  levels of demand for, and production of, oil and natural gas;

  worldwide political, military and economic conditions;

  weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

  the level of oil and natural gas reserves; and

  government policies regarding adherence to OPEC quotas.

Oil and natural gas prices are subject to significant volatility and there can be no assurance that oil and natural gas prices and demand will not decline in the future. Low oil and natural gas prices and demand could result in decreased exploration and development spending by oil and gas companies, which could, in turn, affect our seismic data business. Our customers may adjust their exploration and development spending levels very quickly in response to any material change in oil and natural gas prices. Any future decline in oil and natural gas prices, sustained downturn in the oil and gas or seismic data industries, or sustained periods of reduced capital expenditures by oil and gas companies could have a material adverse effect on our results of operations and cash flow.

A downturn in the availability of capital to our customers could have a negative impact on their ability to license our seismic data, which would in turn have an adverse effect on our results of operation.

Many of our customers are independent oil and gas companies and private prospect-generating companies that rely primarily on bank or commercial debt financing or private investments to fund their exploration, production, development and field management activities. As a result of the existing economic conditions in the capital markets, there may be a significant downturn in the availability or increase in the cost of these types of capital that could have a material adverse impact on the ability of these companies to obtain funding necessary to purchase our seismic data which, in turn, could have a material adverse effect on our results of operations and cash flow.

We are dependent on the availability of internally generated cash flow and financing alternatives to cover the costs of acquiring and processing seismic data for our data library that are not underwritten by our customers.

We continue to invest additional capital in acquiring and processing new seismic data to add to our data library and as our business grows, we expect these investments to increase. A significant portion of these costs are underwritten by our customers, while the remainder is financed through the use of internally generated cash flow and other financing sources. We may use bank or commercial debt, the issuance of equity or debt securities or any combination thereof to finance these costs. There can be no assurance that we will have available internally generated funds or will be successful in obtaining sufficient capital through additional financing or other transactions, if and when required on terms acceptable to us, to continue to invest in acquiring new seismic data. Any substantial alteration of or increase in our capitalization through the issuance of debt securities may significantly increase our leverage and decrease our financial flexibility. If we are unable to obtain financing if and when needed, we may be forced to curtail our business objectives and to finance business activities with only internally generated funds as may then be available.

Our business could be adversely affected by future decreases in availability, increases in cost of third-party contractors and the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

We do not own seismic acquisition equipment or employ seismic acquisition crews and we therefore outsource the substantial majority of the work required to complete our data acquisition projects to third-party contractors. Our payments to these third-party contractors comprise the substantial majority of the total estimated costs of these projects and are typically paid throughout the data creation period. Any future increase in the demand for these contractors or any future decrease in the availability of these contractors could increase the costs and adversely affect our business. In the past, we have been largely successful in mitigating against such risks by obtaining commitments from our third-party contractors for our data acquisition projects well in advance of their commencement to ensure the availability of such third-party contractors. In addition, we generally lock in the total costs before our projects begin to mitigate against cost increases. We cannot guarantee that we will continue to be able to successfully mitigate against such risks in the future. Any substantial and sustained increase in such costs that we are unable to mitigate against could have a material adverse effect on our results of operations and cash flow. A substantial portion of our seismic acquisition project costs, including third-party project costs, are underwritten by our customers. We target an average of 70% underwriting levels for new seismic acquisition projects. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer's underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to such third-party contractors.

Because our business is concentrated in the U.S. Gulf Coast and Canada, it could be adversely affected by developments in the oil and gas industry that affect these areas.

While we have seismic surveys in other areas, most of the seismic data in our library covers areas along the U.S. Gulf Coast, offshore in the U.S. Gulf of Mexico and in Canada. Because of this geographic concentration, our results of operations and our cash flow could be materially and adversely affected by economic events relating primarily to any one of these regions even if conditions in the oil and gas industry worldwide were favorable.

Competition for the acquisition of new seismic data is intense.

There are a number of geophysical companies that create, market and license seismic data and maintain their own seismic libraries. Competition for acquisition of new seismic data among geophysical service providers historically has been, and will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for new data.

Our operating results and cash flows are subject to fluctuations due to circumstances that are beyond our control.

Our operating results and cash flows from operations have in the past, and may in the future, vary in material respects from period to period. Factors that have and could cause variations include (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers' budgetary cycles and their effect on the demand for geophysical activities, (3) seasonal factors, (4) the timing of sales of licenses and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern and (5) technological or regulatory changes. These revenue fluctuations could produce unexpected adverse operating results in any period.

Weak demand could impair the value of our data library.

Reduced actual or estimated future sales or cash flows may result in a requirement to increase amortization rates or record impairment charges to reduce the carrying value of our data library. Such increases or charges, if required, could be material to operating results in the periods in which they are recorded. For purposes of evaluating potential impairment losses, we estimate the future cash flows attributable to a library component by evaluating historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting our customer base, expected changes in technology and other factors that we deem relevant. The estimation of future cash flows is highly subjective, inherently imprecise and could change materially from period to period based on the factors described in the immediately preceding sentence, among others. Accordingly, if conditions change in the future, we may record impairment losses relative to our seismic data library, which could be material to our results of operations in any particular reporting period.

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period.

A portion of our revenues are derived from our Canadian activities and operations. As a result, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. As the relationship of the Canadian dollar has strengthened recently against the U.S. dollar, our revenue denominated in Canadian dollars has been favorably affected and conversely our expenses denominated in Canadian dollars have been unfavorably affected, trends which we expect to continue. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in other accumulated other comprehensive income (loss) in stockholder's equity. Realized gains and losses on translation of the Canadian operations into U.S. dollars are included in net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

We may be unable to attract and retain key employees.

Our success depends upon attracting and retaining highly skilled geophysical professionals and other technical personnel. A failure to continue to attract and retain these individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services.

Our success also depends to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Only our President and Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Our inability to attract and retain key personnel could have a material adverse effect on our ability to manage our business properly.

Current and future government regulation may negatively impact demand for our products and services and increase our cost of conducting business.

The conduct of our business, and the use of our products and services are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States and Canada. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and services and, therefore, may impact our results of operations or increase our liabilities. Changes in these and other laws and regulations or additional regulation could cause the demand for our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase, which could adversely affect our business.

Technological changes not available to us could adversely affect our business.

New data acquisition or processing technologies may be developed. We cannot assure you that new and enhanced products and services introduced by one of our competitors will not gain market acceptance, will be available to us or will not adversely affect us.

Terrorist attacks or sustained military campaigns may adversely impact our business.

The terrorist attacks that took place in the United States on September 11, 2001, and subsequent events have created many economic and political uncertainties, some of which may materially adversely affect our business. The continued threat of terrorism and the impact of military and other actions will likely lead to continued volatility in prices for oil and natural gas and could affect demand for our services by oil and gas companies, on which we are dependent. Instability in the financial markets as a result of terrorism or war could also materially and adversely affect our ability to raise capital. The continuation of these developments may subject our operations to increased risks, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our substantial level of indebtedness could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We have a significant amount of leverage and interest expense. As of December 31, 2007, we had approximately $406.1 million of total indebtedness, including $3.8 million of capital leases. Our 2008 consolidated annual debt service requirements are expected to aggregate approximately $39.7 million.  We may also incur additional indebtedness in the future.

Our high level of indebtedness could have negative consequences to us, including:

  we may have difficulty satisfying our obligations with respect to our debt;

  we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

  we may need to use all, or a substantial portion, of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

  our vulnerability to general economic downturns and adverse industry conditions could increase;

  our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;

  our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

  our customers may react adversely to our significant debt level and seek or develop alternative licensors or suppliers;

  we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary to repurchase all of the notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the notes; and

  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our high level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development and other general corporate or business activities, including future acquisitions.

In addition, our revolving credit facilities bear interest at variable rates. If market interest rates increase, debt service on our credit facilities will rise, which would adversely affect our cash flow. Although we may employ hedging strategies such that a portion of the aggregate principal amount of these credit facilities carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of these credit facilities may not be hedged and, accordingly, the portion that is not hedged will be subject to changes in interest rates.

Our U.S. revolving credit facility and the indenture governing our 9.75% Senior Notes contain a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our U.S. revolving credit facility and the indenture governing our 9.75% Senior Notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

  incur additional indebtedness;

  create liens;

  pay dividends and make other distributions in respect of our capital stock;

  redeem our capital stock;

  make investments or certain other restricted payments;

  sell certain kinds of assets;

  enter into transactions with affiliates; and

  effect mergers or consolidations.

Our U.S. revolving credit facility includes additional covenants, including a restriction on capital expenditures, and requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our U.S. revolving credit facility and the indenture governing our 9.75% Senior Notes could:

  limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

  adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our U.S. revolving credit facility and/or the indenture governing our 9.75% Senior Notes. If an event of default occurs under our U.S. revolving credit facility, which includes an event of default under the indenture governing the 9.75% Senior Notes, the lenders could elect to:

  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

  require us to apply all of our available cash to repay the borrowings; or

  prevent us from borrowing under our U.S. revolving credit facility;

any of which could also result in an event of default under the 9.75% Senior Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our U.S. revolving credit facility, which constitutes substantially all of our and our domestic subsidiaries' assets. Although holders of the 9.75% Senior Notes could accelerate the 9.75% Senior Notes upon the acceleration of the obligations under our U.S. revolving credit facility, we cannot assure you that sufficient assets will remain to repay the 9.75% Senior Notes after we have paid all the borrowings under our U.S. revolving credit facility and any other debt.

Failure to comply with the SEC's final judgment of permanent injunction entered on consent against us could adversely affect our business, and could subject us to further SEC investigations, enforcement action, criminal prosecution and significant penalties.

We were the subject of a formal investigation by the SEC's Division of Enforcement. We cooperated fully with the SEC during the course of its investigation, and reached a consensual resolution of the SEC's civil complaint resulting in its consent to a final judgment of permanent injunction, referred to as the SEC Injunction, being entered on June 16, 2003 in the United States District Court for the Southern District of Texas, Houston Division. The agreement for the entry of the SEC Injunction was without admitting or denying the allegations in the SEC's complaint, which had alleged violations of the reporting, books and records, internal controls and proxy statement provisions of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and rules and regulations adopted under the Exchange Act. Our chief executive officer and chief financial officer at the time of the events giving rise to the SEC's complaint have been replaced.

The SEC Injunction, by its terms, permanently restrains and enjoins us from, among other things, (1) filing with the SEC any report under the Exchange Act that contains any untrue statement of a material fact, which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or that omits to disclose any information required to be disclosed, (2) failing to make and keep accurate books, records and accounts, (3) failing to devise and maintain an adequate system of internal accounting controls and procedures, and (4) soliciting any proxy or consent or authorization in respect of any security registered under Section 12 of the Exchange Act in contravention of the SEC's proxy rules, or making any solicitation by means of any proxy statement, form of proxy, notice of meeting or other communication subject to the SEC's proxy rules which, at the time and in light of the circumstances under which it is made, is false or misleading with respect to any material fact, or which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading.

Our failure to comply with any of the provisions of the SEC Injunction could adversely affect us.

Limitations on our ability to utilize net operating losses and other tax benefits may result in future net operating income being taxable income.

Companies which have had a change in ownership, as defined by the Internal Revenue Code, are subject to limitations on certain tax attributes. We underwent a change in ownership for these purposes as a result of the Merger and therefore the use of our net operating losses and certain other tax attributes are subject to certain limitations following the Merger. However, we do not expect a significant impact to our financial position or results of operation as a consequence of the Merger because we expect the limitations to exceed our carryforward attributes.

Our internal controls for financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

Our Chief Executive Officer and Chief Financial Officer evaluate quarterly our internal controls for financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls for financial reporting and our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be satisfied. Our management has concluded that our internal controls for financial reporting and our disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that we have detected all possible control issues. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud could occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices and warehouse space and storage. We maintain domestic marketing offices in Denver, Colorado and New Orleans, Louisiana. We also lease office and warehouse space in Calgary, Alberta, Canada in three separate locations, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.

The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

	Approximate
Location	Square Footage	Use	Owned/Leased

Houston, Texas	80,125	Administrative; Financial; Marketing; Operations;	Leased
		Warehouse
Denver, Colorado	1,513	Marketing	Leased
New Orleans, Louisiana	364	Marketing	Leased
Calgary, Alberta, Canada	23,270	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,985	Warehouse	Leased
Calgary, Alberta, Canada	1,513	Operations	Leased

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

In addition to the lawsuit described above, Seitel is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to Seitel's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2007, Seitel did not have any amounts accrued related to the claims set forth above, as Seitel believes it is not probable that any amounts will be paid relative to such litigation and claims.  If the party was to prevail against Seitel in the case described above that has not been settled, the amounts of any judgments against Seitel or settlements that Seitel may enter into could be material to the Seitel's financial statements for any particular reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2007, there was one holder of record of our 100 shares of common stock, $0.001 par value.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Covenants within our revolving credit facility and our 9.75% Senior Notes restrict our ability to pay cash dividends on our capital stock. Future declaration and payment of cash dividends, if any, on our common stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

Item 6.  Selected Consolidated Financial Data (In Thousands)

As a result of the Merger, which was completed on February 14, 2007, our capital structure and our basis of accounting differ from those prior to the Merger.  Our financial data in respect of all reporting periods after February 13, 2007 reflect the Merger under the purchase method of accounting.  The financial information for the period before the Merger is referred to as "Predecessor Period" and financial information for the period after the Merger is referred to as the "Successor Period."

The following table summarizes certain historical consolidated financial data of Seitel and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein.

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005	2004	2003

Statement of Operations Data:

Revenue	$129,802	$19,010	$191,919	$149,178	$137,675	$131,465

Expenses and costs:
Depreciation and
amortization	146,072	11,485	88,662	98,373	168,201	82,638
Impairment of seismic
data library	-	-	-	-	-	29,959
Gain on sale of
seismic data	-	-	(231)	-	-	-
Cost of sales	218	8	234	185	332	815
Selling, general
and administrative	33,393	3,577	35,930	34,910	30,160	33,814
Merger	2,657	17,457	1,449	-	-	-
	182,340	32,527	126,044	133,468	198,693	147,226

Income (loss) from
operations	(52,538)	(13,517)	65,875	15,710	(61,018)	(15,761)

Interest expense, net	(38,844)	(2,284)	(19,520)	(23,224)	(24,437)	(19,952)
Foreign currency
exchange gains (losses)	3,173	(102)	259	963	2,372	4,136
Gain on extinguishment
of liabilities	-	-	-	-	-	681
Reorganization items	-	-	-	-	(12,498)	(5,984)
Gain (loss) on sale of
marketable securities	-	-	27	(11)	-	-
Other income	39	12	-	-	1	2
Income (loss) from
continuing operations
before income taxes	(88,170)	(15,891)	46,641	(6,562)	(95,580)	(36,878)
Provision (benefit) for
income taxes	(11,057)	452	(715)	(4,776)	(3,338)	2,199
Income (loss) from
continuing operations	(77,113)	(16,343)	47,356	(1,786)	(92,242)	(39,077)
Income (loss) from
discontinued operations,
net of tax	-	-	(142)	47	144	1,139
Net income (loss) (1)	$(77,113)	$(16,343)	$47,214	$(1,739)	$(92,098)	$(37,938)

(1)

In the third quarter of 2004, we evaluated our estimate of the useful life of our seismic data library and reduced the estimated useful life of all of our seismic data to four years.  The effect from this change on reported results was a reduction in net income of $70.6 million for the year ended December 31, 2004.

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$43,333	$107,390	$78,097	$43,285	$44,362
Seismic data library, net	349,039	123,123	111,946	151,230	247,541
Total assets	743,101	305,435	246,671	263,482	367,089
Total debt	406,481	189,038	188,600	194,717	267,434
Stockholder's equity (deficit)	220,958	37,491	(11,161)	(15,829)	3,722
Common shares outstanding	100	155,184	153,604	151,414	25,376

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

Our clients continue to seek our services to create data in the United States and Canada.  On March 3, 2008, our clients' commitment for underwriting on new data creation projects was $38.0 million.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

The Merger and Related Transactions

On February 14, 2007, Acquisition Corp. was merged with and into Seitel, pursuant to a merger agreement between Seitel, Acquisition Corp. and Holdings dated October 31, 2006.  Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.

In connection with the Merger, we paid $187.0 million of our 11.75% Senior Notes, issued $400.0 million of our 9.75% Senior Notes and entered into an agreement with WFF to amend and restate our existing U.S. revolving credit facility.  Accordingly, as a result of the increase in our indebtedness, our interest expense will be significantly higher in periods following the Merger.

The Merger was accounted for as a business combination in accordance with Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," on a step acquisition basis. ValueAct Capital progressively increased its interest in Seitel in a series of transactions with the most significant transactions occurring on March 1, 2006 and February 14, 2007, the date of the Merger.  Therefore, the assets and liabilities of Seitel for financial reporting purposes were recorded at the closing of the Merger based on the proportional fair values at March 1, 2006 and February 14, 2007 with the remainder allocated to goodwill. For income tax purposes, these assets and liabilities remained at their historic tax basis. This resulted in recording deferred tax liabilities at the closing of the Merger.

The adjustments to our assets and liabilities as a result of the Merger will impact future net income.  The increase in the basis of the assets will result in non-cash charges in periods subsequent to the Merger, principally related to the step-up in the value of our seismic data library and other intangible assets.  The book value of our seismic data library was increased by approximately $275.2 million to its fair market value of $395.6 million.  As a result of this step up in value and of our maximum four-year straight-line amortization of seismic data, our data amortization expense will increase in the Successor Period.  In addition, we recorded identifiable intangible assets with a fair value of $53.4 million of which $52.5 million is amortizable over their useful lives ranging from 1 to 10 years.  As a result of this step up in value, amortization expense of acquired intangible assets will increase in the Successor Period.  Our deferred revenue liability was reduced by $26.5 million primarily associated with data licensing contracts for which the data was not fully selected as of February 13, 2007.  This reduction in deferred revenue will reduce non-cash revenue in the Successor Period.

Although Seitel continues as the same legal entity after the Merger, the financial information for the year ended December 31, 2007 is presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through December 31, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The combined results for the year ended December 31, 2007 represent the addition of the Predecessor and Successor Periods ("Combined").  This combination does not comply with United States generally accepted accounting principles, or GAAP, or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results.  The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical costs.  The Combined results do not reflect the actual results we would have achieved absent the Merger and are not indicative of our future results of operations.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data:  Demand for our products and services is cyclical due to the nature of the oil and gas industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.

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

Natural Gas Reserve Replacement:  Gas reserve replacement in the United States and Canada has lagged.  As a result, we believe there is an increasing need in the oil and gas industry to replace these reserves, which we anticipate will increase the demand for our seismic data.

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

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended	Year Ended December 31,
	December 31, 2007	February 13, 2007	December 31, 2007	2006	2005

Cash resales	$115,821	$5,985	$121,806	$124,988	$97,488
Other revenue components:
Acquisition revenue	36,561	6,098	42,659	46,821	23,809
Non-monetary exchanges	7,981	(7)	7,974	5,838	9,383
Revenue deferred	(64,250)	(2,636)	(66,886)	(48,471)	(46,889)
Recognition of revenue
previously deferred	28,956	8,946	37,902	55,344	60,164
Solutions and other	4,733	624	5,357	7,399	5,223
Total revenue, as reported	$129,802	$19,010	$148,812	$191,919	$149,178

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

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

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended	Year Ended December 31,
	December 31, 2007	February 13, 2007	December 31, 2007	2006	2005

Cash margin	$96,741	$3,430	$100,171	$99,155	$72,268
Add (subtract) other revenue
components not
included in cash margin:
Acquisition revenue	36,561	6,098	42,659	46,821	23,809
Non-monetary
exchanges	7,981	(7)	7,974	5,838	9,383
Licensing revenue
deferred	(64,250)	(2,636)	(66,886)	(48,471)	(46,889)
Recognition of licensing
revenue previously
deferred	28,956	8,946	37,902	55,344	60,164
Solutions revenue
deferred	(50)	-	(50)	-	-
Recognition of Solutions
revenue previously
deferred	6	6	12	33	-
Less:
Depreciation and
amortization	(146,072)	(11,485)	(157,557)	(88,662)	(98,373)
Merger expenses	(2,657)	(17,457)	(20,114)	(1,449)	-
Merger and acquisition
transaction costs	(1,145)	-	(1,145)	-	-
Non-cash operating
expenses	(8,609)	(412)	(9,021)	(2,734)	(4,652)
Operating income (loss),
as reported	$(52,538)	$(13,517)	$(66,055)	$65,875	$15,710

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2007, 2006 and 2005, we completed the addition of approximately 2,400 square miles, 2,600 square miles and 2,100 square miles, respectively, of seismic data to our library.  For the period from January 1, 2008 to March 3, 2008 we completed the addition of approximately 475 square miles and as of March 3, 2008 we had approximately 700 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

We prepare our financial statements and the accompanying notes in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment.  Notes B and C of the notes to the consolidated financial statements include a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements.  The following is a brief discussion of our most critical accounting policies.

Revenue Recognition

Revenue from Data Acquisition

We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data with a limited exclusivity period.  Revenue from the creation of new seismic data is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required.  Management believes that this method is the most reliable and representative measure of progress for its data creation projects.  The customers paying for the initial exclusive licenses receive legally enforceable rights to any resulting product of the specific activities required to complete the survey.  The customers also receive access to and use of the newly acquired, processed data.

Revenue from Non-Exclusive Data Licenses

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

For licenses that have been invoiced but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily sales commissions).  This normally occurs under the library card, review and possession or review only license contracts because the data selection may occur over time.  Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available.

Revenue from Non-Monetary Exchanges

In certain cases, we will take ownership of a customer's seismic data or revenue interest (collectively referred to as "data") or receive advanced data processing services in exchange for a non-exclusive license to selected seismic data from our library or as partial consideration for the underwriting of new data acquisition.  These exchanges are referred to as non-monetary exchanges.  In non-monetary exchange transactions, we record a data library asset for the data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognize revenue on the transaction in equal value in accordance with our policy on revenue from data licenses, that is, when the seismic data is selected by the customer, or revenue from data acquisition, as applicable.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Seismic Data Library

Costs associated with creating, acquiring or purchasing seismic data are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

Data Library Amortization

We amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate) or a straight-line basis over the useful life of the data.  Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data's useful life.  With respect to each survey in the data library, the straight-line policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

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

Seismic Data Library Impairment

 We evaluate our seismic data library for impairment by grouping individual surveys into components based on our operations and geological and geographical trends.  We believe that these library components constitute the lowest levels of independently identifiable cash flows.  We evaluate our seismic data library investment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  We consider the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when our seismic data should be evaluated for impairment.  In evaluating sales performance of each component, we generally consider five consecutive quarters of actual performance below forecasted sales to be an indicator of potential impairment.

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

Business Acquisitions and Goodwill

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.  The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values.  Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill is tested annually for impairment at the reporting unit level.  If an indication of impairment exists, we are required to determine if such reporting unit's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded.  Subsequent to the Merger, we established October 1 as our annual impairment testing date.

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

Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 79% as of January 1, 2008.  The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 89% as of January 1, 2008.

In a portion of our seismic data library activities, we engage in certain non-monetary exchanges and record a data library asset for the seismic data received and recognize revenue on the transaction in accordance with our policy on revenue from data licenses or revenue from data acquisition, as applicable. These transactions are valued at the fair value of the data received by us or licenses granted by us, whichever is more readily determinable. In addition, we obtain third-party concurrence on the portfolio of all non-monetary exchanges for data of $500,000 or more in order to support our estimate of the fair value of the transactions. Our estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between us and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management's estimates and assumptions change in the future, the effect on our reported results could be significant to any particular reporting period.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended	Year Ended December 31,
	December 31, 2007	February 13, 2007	December 31, 2007	2006	2005

Acquisition revenue:
Cash underwriting	$35,215	$6,087	$41,302	$42,327	$21,385
Underwriting from non-
monetary exchanges	1,346	11	1,357	4,494	2,424
Total acquisition revenue	36,561	6,098	42,659	46,821	23,809

Licensing revenue:
New resales for cash	115,821	5,985	121,806	124,988	97,488
Non-monetary exchanges	7,981	(7)	7,974	5,838	9,383
Revenue deferred	(64,250)	(2,636)	(66,886)	(48,471)	(46,889)
Recognition of revenue
previously deferred	28,956	8,946	37,902	55,344	60,164
Total resale revenue	88,508	12,288	100,796	137,699	120,146

Total seismic revenue	125,069	18,386	143,455	184,520	143,955

Solutions and other	4,733	624	5,357	7,399	5,223
Total revenue	$129,802	$19,010	$148,812	$191,919	$149,178

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Total revenue was $148.8 million for the year ended December 31, 2007 compared to $191.9 million for the year ended December 31, 2006.  This decrease was due to a decrease in both acquisition revenue and licensing revenue.  Acquisition revenue decreased from $46.8 million in 2006 to $42.7 million in 2007 primarily due to weather related delays on U.S. seismic surveys experienced during 2007 and due to a lower acquisition underwriting percentage than in 2006.  Total resale revenue was $100.8 million in 2007 compared to $137.7 million in 2006.  This decrease was the result of various changes in the components of resale revenue.  Cash resales were $121.8 million in 2007 compared to $125.0 million in 2006.  This slight decrease between years was primarily due to weak marine sales which were largely offset by increased licensing on land in both the U.S. and Canada.  Non-monetary exchanges fluctuate year to year depending upon the data available for trade.  Revenue deferred increased from $48.5 million to $66.9 million due to a larger amount of library card contracts entered into in 2007 as compared to 2006.  Revenue recognized from previously deferred contracts, or selections, decreased $17.4 million between years.  This decrease was primarily due to selection revenue totaling $18.3 million that could not be recognized in 2007 as a result of the purchase accounting adjustments to our deferred revenue balance at the Merger date.  Solutions and other revenue decreased from $7.4 million in 2006 to $5.4 million in 2007 primarily resulting from the lower level of seismic revenue and the types of products delivered.

Total revenue increased $42.7 million or 28.7% to $191.9 million for the year ended December 31, 2006, from $149.2 million for the year ended December 31, 2005.  This increase was driven by an increase in acquisition revenue on new seismic shoots as well as an increase in licensing revenue from our data library.  Acquisition revenue increased 96.7% from $23.8 million in 2005 to $46.8 million in 2006.  This increase was the result of the increase in the number and size of seismic surveys being shot in 2006 as compared to 2005.  The increase in total resale revenue from $120.1 million in 2005 to $137.7 million in 2006 was primarily the result of a 28.2% increase in the level of cash resales between years reflecting the continued strong demand for our seismic data as drilling activity remained strong throughout North America.  Non-monetary exchanges fluctuate year to year depending upon the data available for trade.  In 2006, the level of timing of revenue recognition (i.e., revenue deferred and recognition of revenue previously deferred) decreased to $6.9 million compared to $13.3 million in 2005.  2005 included an unusually high level of revenue recognized from previously deferred contracts, or selections, resulting in a $4.8 million decrease between years.  Solutions and other revenue increased in 2006 by 41.7% from 2005 primarily due to an increase in the level of reproduction and delivery services provided and the types of products delivered.

At December 31, 2007, we had a deferred revenue balance of $48.2 million compared to the December 31, 2006 balance of $47.4 million.  The December 31, 2007 balance included $29.9 million related to data licensing contracts on which selection of specific data had not yet occurred, $9.2 million related to deferred revenue on data acquisition projects and $9.1 million related to contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met.  The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.  Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the data products, although some revenue may be recognized earlier (in thousands):

2008.......................................	$38,083
2009.......................................	9,060
2010 and thereafter..................	1,008

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended	Year Ended December 31,
	December 31, 2007	February 13, 2007	December 31, 2007	2006	2005

Amortization of seismic data:
Income forecast	$81,816	$6,911	$88,727	$59,663	$51,835
Straight-line	57,158	4,296	61,454	26,327	43,431
Total amortization of
seismic data	138,974	11,207	150,181	85,990	95,266
Depreciation of property
and equipment	1,965	278	2,243	2,672	3,107
Amortization of acquired
intangibles	5,133	-	5,133	-	-
Total	$146,072	$11,485	$157,557	$88,662	$98,373

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Total seismic data library amortization amounted to $150.2 million, $86.0 million and $95.3 million 2007, 2006 and 2005, respectively.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  The Successor Period reflects the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended	Year Ended December 31,
Components of Amortization	December 31, 2007	February 13, 2007	December 31, 2007	2006	2005

Income forecast	65%	38%	62%	32%	36%
Straight-line	46%	23%	43%	15%	30%
Total	111%	61%	105%	47%	66%

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The increase in the percentage of income forecast amortization to total seismic revenue for the year ended December 31, 2007, compared to the year ended December 31, 2006, was due to an increase in income forecast amortization recorded in the Successor Period.  As a result of the Merger, our data whose costs had previously been fully amortized now have net book value as a result of being stepped up to fair value.  Consequently, the majority of 2007 resale revenue attracted income forecast amortization compared to the year ended December 31, 2006 when 70% of our resale revenue was attributable to data whose costs had been fully amortized.  The increase in the amount of straight-line amortization was due to the step up to fair value of our seismic data library in connection with the Merger.

The decrease in the percentage of income forecast amortization to total seismic revenue for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to the mix of data being licensed, including the effects of the level of revenue recognized on data whose costs have been fully amortized.  For the year ended December 31, 2006, 70% of resale revenue recognized was from data whose costs were fully amortized as compared to 56% for the year ended December 31, 2005.  The decrease in the amount of straight-line amortization from 2005 to 2006 principally comes from surveys that were less than four years of age at the time of the revision in useful life; the majority of these surveys have become fully amortized.

For the years ended December 31, 2007 and 2006, the amortization rate utilized under the income forecast method for all components was 70%.  For the year ended December 31, 2005 the rates ranged from 70% to 81%.  The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.  As of January 1, 2008, the amortization rates to be utilized under the income forecast method range from 70% to 72%.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years.  The Successor Period from February 14, 2007 to December 31, 2007 included $5.1 million of amortization related to customer relationships, internally developed software and covenants not to compete.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $37.0 million in 2007, $35.9 million in 2006 and $34.9 million in 2005.  SG&A expense is made up of the following expense categories (in thousands):

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended	Year Ended December 31,
	December 31, 2007	February 13, 2007	December 31, 2007	2006	2005

Cash SG&A expenses	$24,784	$3,165	$27,949	$33,196	$30,258
Non-cash equity
compensation expense	8,371	412	8,783	2,734	4,652
Non-cash rent expense	238	-	238	-	-
Total	$33,393	$3,577	$36,970	$35,930	$34,910

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Cash SG&A expenses decreased to $27.9 million for the year ended December 31, 2007 from $33.2 million for the year ended December 31, 2006.  This decrease of $5.2 million was primarily due to (1) a decrease of $3.0 million in performance based compensation expense associated with our incentive compensation plan; (2) a reduction in commission expense of $1.0 million due to lower revenues in 2007; (3) settlement of litigation resulting in a payment of $0.6 million to us; (4) partial collection of a previously reserved receivable from one of our former officers resulting in a payment to us of $0.3 million; and (5) a reduction of $0.8 million in professional fees and director fees related to evaluation of strategic alternatives.  These decreases were partially offset by $1.1 million of professional fees related to strategic merger and acquisition activities incurred in the 2007 period.

The increase in non-cash equity compensation expense of $6.0 million between 2007 and 2006 was primarily due to the expense related to stock options granted to certain key employees and non-employee directors in the Successor Period.

The non-cash rent expense in the Successor Period related to amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and is being amortized over its remaining lease term from the Merger date of 6.25 years.

Cash SG&A expenses increased to $33.2 million for the year ended December 31, 2006 from $30.3 million for the year ended December 31, 2005.  This increase of $2.9 million was primarily due to (1) an increase of $1.6 million in performance based compensation expense as a result of the improved financial results in 2006 as compared to 2005 and (2) an increase of $0.4 million in professional fees and director fees incurred with respect to evaluating strategic alternatives.

The decrease in non-cash equity compensation expense of $1.9 million between 2006 and 2005 primarily resulted from the change in the accounting treatment of restricted stock awards under SFAS No. 123(R) which we adopted on January 1, 2006.

Merger Expenses

Merger expenses included the following fees and expenses incurred in connection with the merger transaction for the periods indicated (in thousands):

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended	Year Ended
	December 31, 2007	February 13, 2007	December 31, 2007	December 31, 2006

Investment banking fees	$-	$7,789	$7,789	$-
Legal and advisory fees	498	629	1,127	1,449
Change in control payments	2,159	2,745	4,904	-
Early vesting of restricted
stock (non-cash)	-	6,294	6,294	-
	$2,657	$17,457	$20,114	$1,449

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Other Income (Expense)

Interest expense was $42.9 million, $24.2 million and $24.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase between 2006 and 2007 was due to interest expense on our 9.75% Senior Notes issued in connection with the Merger as well as $4.0 million related to fees from the non-utilized acquisition financing bridge facility.  In addition, on February 14, 2007, $187.0 million of our 11.75% Senior Notes were paid, leaving only $2.0 million of such notes outstanding.  The decrease from 2005 to 2006 was primarily due to the repayment of $4 million of our 11.75% Senior Notes in May 2005 that were tendered in connection with the excess cash flow offer.

Interest income was $1.7 million, $4.7 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The decrease from 2006 to 2007 was primarily due to lower cash balances in the Successor Period due to the use of our cash in connection with the Merger.  The increase from 2005 to 2006 was primarily a result of our increased cash balances, as well as improved rates of return.

In January of 2006, we sold certain seismic surveys located in Canada as required by an agreement entered into in 1993. We recorded a gain of $231,000 related to such sale for the year ended December 31, 2006.

During the three years ended December 31, 2007, we reported foreign currency transaction gains on U.S. denominated transactions of our Canadian subsidiaries totaling $3.1 million, $0.3 million and $1.0 million, respectively.

Income Taxes

Tax benefit was $10.6 million, $0.7 million and $4.8 million for the years ended December 31, 2007, 2006 and, 2005, respectively.  The 2007 benefit related to both our U.S. and Canadian operations.  In the U.S., a deferred tax liability of $4.4 million was recorded in connection with the Merger due to the step-up in asset value related to the Merger.  In the period from February 14, 2007 to December 31, 2007, a U.S. Federal tax benefit was recorded equivalent to the amount of deferred tax liability with the remainder of the benefit from our U.S. book loss being offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  In Canada, a tax benefit of $7.4 million was recognized on our Canadian operations in the period from February 14, 2007 to December 31, 2007.  Additionally, we recorded other tax expense primarily related to state income tax and FIN 48 totaling approximately $0.7 million in the period from February 14, 2007 to December 31, 2007.  Tax expense for the period from January 1, 2007 to February 13, 2007 primarily related to taxes on our Canadian operations and FIN 48.  The Federal income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no Federal tax expense in the U.S. for the period from January 1, 2007 to February 13, 2007.

The 2006 benefit was the net result of (1) the reversal of a reserve totaling $2.0 million on a U.S. tax position following the expiration of the statute; (2) a $0.5 million current U.S. Federal tax expense as a result of estimated alternative minimum tax due for 2006; (3) a $0.2 million current state tax expense; and (4) a $0.6 million expense associated with our Canadian operations.  Additionally in 2006, the income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance, other than for the alternative minimum tax mentioned above, as we continued to provide a full valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

During 2005, we determined that it was more likely than not that the deferred tax asset related to the Canadian operations would be realized.  Therefore, in 2005, $3.6 million of the valuation allowance previously provided against this deferred tax asset was reversed resulting in a tax benefit for the year.  In the United States, we continued to provide a full valuation allowance on the benefit resulting from our book losses during 2005 because it was more likely than not that the benefit would not be realized.

Discontinued Operations

In 2006, we disposed of our remaining oil and gas properties. As a result, we recorded a loss from discontinued operations of $142,000 for the year ended December 31, 2006.

Liquidity and Capital Resources

During 2007, we used approximately $98.6 million of our existing cash to fund the transactions in connection with the Merger.  In addition, we issued $400.0 million aggregate principal amount of our 9.75% Senior Notes and ValueAct Capital made an equity contribution of $153.5 million.  In connection with the transactions, we paid $187.0 million aggregate principal amount of our 11.75% Senior Notes along with accrued interest and a tender and consent fee totaling $48.1 million, purchased the remaining stock not held by ValueAct Capital or management investors for $386.6 million and paid fees and expenses of approximately $30.4 million.  As of December 31, 2007, we had $43.3 million in cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

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

At December 31, 2007, there was no outstanding balance under the facility and there was $25.0 million of availability.

Canadian Credit Facility:  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans, bankers' acceptances or letters of credit.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts.  As of December 31, 2007, no amounts were outstanding on this revolving line of credit and $4.3 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes:  On February 14, 2007, we issued, in a private placement, $400.0 million aggregate principal amount of our 9.75% Senior Notes.  The proceeds from the notes were used to partially fund the transactions in connection with the Merger.  Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes:  On July 2, 2004, we issued, in a private placement, $193.0 million aggregate principal amount of our 11.75% Senior Notes.  In connection with our 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes were tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  As of December 31, 2007, $2.0 million of the 11.75% Senior Notes remain outstanding.  Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations.  As of December 31, 2007, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
					2014 and
Contractual cash obligations	Total	2008	2009-2011	2012-2013	thereafter

Debt obligations (1)(2)	$656,830	$39,307	$119,921	$78,102	$419,500
Capital lease obligations (2)	5,987	375	1,126	816	3,670
Operating lease obligations	5,924	1,247	3,623	1,054	-
Total contractual cash obligations	$668,741	$40,929	$124,670	$79,972	$423,170

(1)           Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and our 11.75% Senior Notes totaling $2.0 million.

(2)           Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities:  Cash flows provided by operating activities from continuing operations were $84.9 million, $5.6 million, $108.5 million and $92.0 million for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.  Operating cash flows for the combined period January 1, 2007 to December 31, 2007 decreased from the year ended December 31, 2006 primarily due to the payment of fees and expenses totaling approximately $13.2 million related to the Merger and an increase in interest expense paid of approximately $10.4 million.  Operating cash flows increased between 2005 and 2006 primarily due to an increase in cash received from our customers related to an increase in our cash resales, an increase in interest income and a decrease in interest paid.

Cash Flows from Investing Activities:  Cash flows used in investing activities from continuing operations were $59.7 million, $8.4 million, $77.7 million and $49.6 million for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.  Cash expenditures for seismic data were $58.7 million, $8.4 million, $76.8 million and $48.7 million for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.

Cash Flows from Financing Activities:  Cash flows used in financing activities were $83.3 million, $0.4 million, $1.2 million and $6.9 million for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.  The period from February 14, 2007 to December 31, 2007 included (i) the issuance of $400.0 million of our 9.75% Senior Notes, (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger and $0.2 million as a result of the issuance of additional shares of Holding's stock, (iii) acquisition of all of our outstanding common stock (other than shares owned by ValueAct Capital and management investors) in connection with the Merger for a total of $386.6 million, (iv) payment of $233.4 million on our 11.75% Senior Notes, including principal and certain fees and expenses associated with the tender offer, and (v) payment of $17.3 million of financing fees in connection with the Merger.  In 2006, we paid tax withholding obligations of our employees totaling $1.2 million in exchange for shares of stock of equal value being withheld or returned to us from such employees.  In 2005, we made payments on our 11.75% Senior Notes, term loans and capital leases totaling $6.4 million.

Anticipated Liquidity:  Our ability to make required payments of principal and interest on our senior notes and on borrowings under our revolving credit facilities, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see " - Overview" and "Business - Risk Factors" above.

Deferred Taxes

As of December 31, 2007, we had a net deferred tax liability of $17.2 million attributable to our Canadian operations and $4,000 attributable to state deferred taxes.  In the United States, we had a deferred tax asset of $31.8 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of December 31, 2007, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

Section 382 of the Internal Revenue Code places a limit on certain tax attributes which were in existence prior to a greater than 50% change in ownership.  The rules use a rolling three-year period for determination of such change.  At February 14, 2007, we had a greater than 50% change in ownership.  However, any limitations resulting from the application of the Section 382 rules are not expected to have a significant effect on us.

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

Capital Expenditures

During 2007, capital expenditures for seismic data and other property and equipment amounted to $85.1 million.  Our capital expenditures for 2008 are presently estimated to be $152.0 million.  Our 2007 actual and 2008 estimated capital expenditures are comprised of the following (in thousands):

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	Estimate For Year Ending
	February 14, 2007 -	January 1, 2007 -	Year Ended	December 31,
	December 31, 2007	February 13, 2007	December 31, 2007	2008

New data acquisition	$53,459	$7,966	$61,425	$110,000
Cash purchases of seismic data
and other	15,268	526	15,794	10,000
Non-monetary exchanges	7,091	(7)	7,084	31,000
Other property and equipment	731	60	791	1,000
Total Capital Expenditures	76,549	8,545	85,094	152,000
Less:
Non-monetary exchanges	(7,091)	7	(7,084)	(31,000)
Changes in working capital	(10,071)	(123)	(10,194)	-
Cash investment per statement
of cash flows	$59,387	$8,429	$67,816	$121,000

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	SUCCESSOR PERIOD	PREDECESSOR PERIOD	COMBINED(1)	Estimate For Year Ending
	February 14, 2007 -	January 1, 2007 -	Year Ended	December 31,
	December 31, 2007	February 13, 2007	December 31, 2007	2008

Total Capital Expenditures	$76,549	$8,545	$85,094	$152,000
Less:
Non-cash additions	(7,091)	7	(7,084)	(31,000)
Cash underwriting	(35,215)	(6,087)	(41,302)	(67,000)
Capital expenditures funded from
operating cash flow	$34,243	$2,465	$36,708	$54,000

(1)   Our combined results for the year ended December 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 through February 13, 2007 and the Successor Period from February 14, 2007 to December 31, 2007.  This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

As of March 3, 2008, we had capital expenditure commitments related to data acquisition projects of approximately $53.9 million of which we have obtained approximately $28.4 million of cash underwriting and $9.6 million of underwriting from non-monetary exchanges.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. SFAS No. 157 is still effective for us on January 1, 2008 for recurring financial assets and liabilities carried at fair value.  For our financial assets and liabilities, the adoption of SFAS No. 157 will primarily impact our disclosures and did not have an impact on our consolidated results of operations, cash flows or financial position. We are currently evaluating the impact with respect to our non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115," which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have an effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, with early adoption prohibited. We will apply the standard prospectively to future business combinations with an acquisition date on or after January 1, 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2007 and 2006, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2007 (Successor Period):

						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value

Debt:
Fixed Rate	$44	$49	$54	$2,059	$65	$400,029	$402,300	$342,380
Average Interest
Rate	9.76%	9.76%	9.76%	9.76%	9.75%	9.75%	9.76%

The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2006 (Predecessor Period):

						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value

Debt:
Fixed Rate	$37	$44	$48	$54	$189,059	$95	$189,337	$234,695
Average Interest
Rate	11.75%	11.75%	11.75%	11.75%	11.75%	10.00%	11.75%

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

Item 8.  Financial Statements and Supplementary Data

The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 15(a) (1) and (2) below.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2007 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) for us. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. Our assessment also appears on page F-1.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth the name, age as of March 3, 2008, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position

Robert D. Monson	52	President, Chief Executive Officer and Director
Kevin P. Callaghan	55	Chief Operating Officer and Executive Vice President
William J. Restrepo	48	Chief Financial Officer, Executive Vice President and Secretary
Marcia H. Kendrick	47	Chief Accounting Officer, Senior Vice President, Assistant Secretary
		and Treasurer
Randall A. Sides	41	President-Olympic Seismic Ltd.
Robert J. Simon	52	President-Seitel Data, Ltd.
Garis C. Smith	58	Senior Vice President
Jay H. Golding	62	Director
John E. Jackson	49	Director
Peter H. Kamin	46	Director
Philip B. Livingston	50	Director
Gregory P. Spivy	38	Director

Robert D. Monson has been President and Chief Executive Officer and a director of Seitel since December 15, 2004. He previously served as Seitel's Chief Financial Officer from May 10, 2004 until December 15, 2004 and served as Secretary from August 31, 2004 until December 15, 2004. Mr. Monson has over 20 years of experience in the oil and gas industry, including over seven years in the international seismic industry. Prior to joining Seitel, he served in various financial capacities with Schlumberger Limited ("Schlumberger"), a New York Stock Exchange, Inc. listed company, since 1985. Most recently, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations.

Kevin P. Callaghan has been Chief Operating Officer and Executive Vice President of Seitel since June 2002. Prior to this date, Mr. Callaghan had been Senior Vice President of Seitel Data, Ltd. since January 1998. He was president of Olympic Seismic Ltd., a wholly-owned subsidiary of Seitel, from June 2002 until December 2004, interim president of Olympic Seismic Ltd. from July 2001 until June 2002 and vice president of Olympic Seismic Ltd. from January 2001 until July 2001. Mr. Callaghan joined Seitel in August 1995 as Vice President of Onshore Operations of Seitel Data, Ltd. Before joining Seitel, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his most recent position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC ("Wandoo"), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005.

William J. Restrepo has been Chief Financial Officer, Executive Vice President and Secretary of Seitel since July 2005. From 1985 to 2005, Mr. Restrepo held financial and operational positions at Schlumberger, including Regional Vice President and General Manager for Continental Europe and for the Arabian Gulf, Corporate Treasurer, and Chief Financial Officer for the Well Services and Drilling and Measurements Segments, with international posts in Europe, South America and Asia. His last position at Schlumberger was Chief Financial Executive for the North and South America area.

Marcia H. Kendrick, CPA, has been Chief Accounting Officer and Assistant Secretary of Seitel since August 1993, Senior Vice President of Seitel since September 2001 and Treasurer of Seitel since May 2005. She also served as our interim Chief Financial Officer from December 2004 to July 2005 and from June 2002 to May 2004. Prior to joining Seitel in 1993, she was employed by Arthur Andersen LLP, where her last position was Director of Finance and Administration.

Randall A. Sides has been President of Olympic Seismic Ltd. since May 2007. He joined Seitel in July 1996 as Manager of Onshore Operations for Seitel Data, Ltd. In November 2002, he was promoted to Vice President-Onshore Operations for Seitel Data, Ltd. and in January 2005 he was promoted to Senior Vice President-Operations for Seitel Data, Ltd., where he served until becoming president of Olympic Seismic Ltd. Prior to joining Seitel, he was a geophysical analyst with Western Geophysical, Inc. from 1991 to 1996.

Robert J. Simon has been President of Seitel Data, Ltd. since June 2002. He joined Seitel in September 1984 as a marketing representative. In August 1985, he was promoted to Regional Sales Manager. In 1987, Mr. Simon was promoted to Vice President of Marketing and in 1992 to Senior Vice President. In 1996, Mr. Simon was promoted to Executive Vice President, where he served until becoming president of Seitel Data, Ltd.

Garis C. Smith has been a Senior Vice President of Seitel since April 2007. He joined Seitel in June 2004 as division manager of Olympic Seismic Ltd. He was President of Olympic Seismic Ltd. from December 2004 until April 2007. Mr. Smith has over 20 years of experience in the oil and gas industry and eight years in the IT managed services sector focused on the oil industry. Prior to joining Seitel, from 1995 to 2004, he held various executive positions with subsidiaries of Getronics NV, an Amsterdam based global IT company, and most recently served as President and General Manager of the Columbia, Venezuela and Caribbean region. Mr. Smith served as Director of Dell Global Alliance from February 2002 to March 2004; President and General Manager, Caribbean Region, of Wang Global, from August 1999 to February 2002; and President and General Manager, Columbia and Venezuela, of I-Net from October 1995 to August 1999. From 1973 to 1995, Mr. Smith held various positions with various seismic and data processing companies, including Digicon Geophysical Corp., Seismograph Service Corporation and Geosource, Inc.

Jay H. Golding has been a director of Seitel since April 2007. He was previously a director of Seitel from December 2004 until February 2007. Mr. Golding currently serves as President of Port Chester Industries, a privately held merchant banking entity. He is an advisory director of Texas Capital Bank, Inc. From 1981 to 1989 he served as either president or chairman and chief executive officer of Hi-Port Industries. Mr. Golding is a former director of Sterling Electronics, Data Transmission Network Corp., Falcon Oil & Gas and several private companies. Mr. Golding serves on the board of the Houston Jewish Community Foundation as well as other non-profit organizations.

John E. Jackson has been a director of Seitel since August 2007.  Mr. Jackson was named Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, in February 2008.  He became a director of Hanover Compressor Company ("Hanover"), now known as Exterran Holdings, Inc., in July 2004.  Mr. Jackson served as Hanover's President and Chief Executive Officer from October 2004 to August 2007 and as Senior Vice President and Chief Financial Officer from January 2002 to October 2004. Mr. Jackson joined Duke Energy Field Services, a producer and marketer of natural gas liquids, in 1999 and served as Vice President and Controller until February 2001 when he was named Vice President and Chief Financial Officer and served in that capacity until January 2002.  Prior to joining Duke Energy Field Services, Mr. Jackson held a variety of treasury, controller and accounting positions at Union Pacific Resources, an oil and gas exploration and production company.  Mr. Jackson has been a director of Encore Energy Partners GP LLC, the general partner of Encore Energy Partners, L.P., an oil and gas exploration and production partnership, since February 2008.  He also serves on the board of a non-profit organization.

Peter H. Kamin has been a director of Seitel since March 2006 and Chairman of the Board since February 2007. Mr. Kamin is a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P ("Peak") for eight years. Peak was a limited partnership, organized to invest in a select number of domestic public companies. Mr. Kamin is also a director of KAR Holdings, Inc.

Philip B. Livingston has been a director of Seitel since February 2007. Mr. Livingston has been Senior Vice President and Chief Financial Officer of TouchTunes Music Corporation, a manufacturer and distributor of digital jukeboxes and music, since November 2007.  Prior to joining TouchTunes, he was Vice Chairman of Approva Corporation from January 2005 to March 2006 and from October 2006 to the present.  He was the Chief Financial Officer of Duff & Phelps LLC from March 2006 until September 2006. From 2003 until 2005, he was Chief Financial Officer and a member of the board of World Wrestling Entertainment, Inc. From 1999 to 2003, he served as President and Chief Executive Officer of Financial Executives International, a membership organization for chief financial officers, controllers and treasurers. Mr. Livingston has served on the board of Cott Corporation since 2003 and of QLT Inc. since 2007.

Gregory P. Spivy has been a director of Seitel since March 2006. Mr. Spivy is a Partner of ValueAct Capital. Prior to joining ValueAct Capital in September 2004, Mr. Spivy worked with Gryphon Investors, a private equity fund managing approximately $500 million. Previously, Mr. Spivy was a Managing Director at Fremont Partners, overseeing a $605 million private equity fund. Prior to joining Fremont, Mr. Spivy was a Director with The Bridgeford Group, and began his career in the mergers and acquisitions department of Lehman Brothers. Mr. Spivy is also a director of KAR Holdings, Inc. and MSD Performance, Inc., and is a former director of PRA International, MSC Software Corp. and Kerr Group, Inc.

Committees of the Board of Directors

Since the consummation of the Merger, we have not had a formal compensation committee in place but our compensation decisions have been made by a committee consisting of two members of the Board, Messrs. Kamin and Spivy.  This committee is empowered to review and approve the annual compensation and compensation structure of the Company's executive officers and management compensation generally.

We continue to have a standing audit committee, of which Mr. Livingston is the chairman and Mr. Golding is a member.  The audit committee reviews and monitors our financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. In addition, the audit committee has the responsibility to consider and appoint, and to review fee arrangements with, our independent registered public accounting firm.  Messrs. Livingston and Golding both qualify as an audit committee financial expert, within the meaning of Regulation S-K promulgated by the SEC.

The Company does not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under "Item 13.  Certain Relationships and Related Party Transactions."  Due to this, and due to the fact that the Company is a wholly-owned subsidiary of Holdings, there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that all persons who were subject to Section 16(a) of the Securities Exchange Act of 1934 for the past fiscal year (through February 14, 2007) complied with the filing requirements thereof. In making this disclosure, the Company has relied on copies of the reports submitted to the Company by directors, executive officers and ten percent holders, and in the case of directors and executive officers, oral and written representations.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the "Code of Ethics"). The Code of Ethics is available on the Corporate Governance page of the Company's website at www.seitel-inc.com/investor_governance.asp.  If the Company ever were to amend or waive any provision of its Code of Ethics, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis relates to the post-Merger period commencing on February 14, 2007.  Our post-Merger compensation program has generally continued the overall approach of our pre-Merger compensation program, modified as appropriate to reflect that we are now a privately-owned company.  The principal objectives of our post-Merger executive officer compensation program are to provide an overall compensation package to attract and retain the most highly qualified executives and provide incentives to create value.  Currently, the total compensation for our executive officers consists of three components:  base salary, annual cash incentive bonuses and equity awards under the Holdings 2007 Non-Qualified Stock Option Plan (the "Holdings Plan").  While accounting considerations are taken into account when structuring the components of our compensation program, these considerations are secondary to the objectives of the compensation program described above.

Post-Merger Compensation Strategy

Since the consummation of the Merger, we have not had a formal compensation committee in place but our compensation decisions have been made by a committee consisting of two members of the Board, Messrs. Kamin and Spivy (the "Committee").  The Committee approves and recommends to the Board the compensation for all executive officers and does not delegate any of its functions to others.  However, the chief executive officer makes recommendations to both the Committee and the Board with respect to the Company's senior management.  The Board is ultimately responsible for determining the compensation of our named executive officers.

Prior to the Merger, individual executive performance was evaluated with a goal of setting compensation at levels that were believed to be comparable with executives in other companies of similar size and stage of development operating in our industry while taking into account our relative performance and our own strategic goals.   In determining compensation levels for the executive officers going forward, the Committee will continue this type of evaluation, with no particular weight given to any one factor.  The Committee considers overall past compensation and incentives in determining the compensation of executive officers and assuring that the executives have appropriate incentives to achieve high levels of corporate performance.  Although third-party compensation consultants have been retained in the past to advise with respect to the Company's overall compensation program for all employees, the Company does not currently engage any consultant for compensation matters and it is expected that compensation for executives will be generally recommended to the Board by the Committee based on the experience of the members of the Committee.

In connection with the Merger, a special committee of the Board was engaged to evaluate strategic alternatives for the Company, including aspects of the Company's executive compensation package in light of the Company's need to retain certain executives after the Merger. In contemplation of the Merger, the Company sought to provide additional incentives and assurances to executives to remain with the Company through and after the Merger. For these reasons, the special committee implemented a retention bonus plan, described below.

Following the Merger, the equity-based components of the Company's executive incentive plans were eliminated for future years. In lieu of such future equity grants, certain named executive officers signed new employment agreements and all named executive officers received higher base salaries and were awarded options to purchase stock of Holdings following the Merger. The new employment agreements and option grant agreements entered into in 2007 are described in this Compensation Discussion and Analysis in order to provide a fuller picture of the Company's executive compensation practices resulting from the Merger.

Post-Merger Compensation Elements

In connection with the Merger, the Company entered into new employment agreements with each of Messrs. Monson, Callaghan and Restrepo. The Company, each of these executives and Holdings negotiated the employment agreements to ensure that each executive would be adequately compensated for his day-to-day work for the Company and its subsidiaries, to provide an opportunity for each executive to invest in the Company following the Merger, and to provide income security to each executive in the event of his termination. Each employment agreement was effective upon the closing date of the Merger and continues for a term of two years, subject to renewal for additional one year periods.

Base Salaries

The Company believes that base salaries for named executive officers should adequately compensate them for their day-to-day work for the Company and should be competitive, when compared to other companies with whom the Company competes for executive talent.  Prior to the Merger, base salaries for named executive officers were set as a result of a compensation study of peer companies.  In connection with the Merger, base salaries were adjusted upward to primarily compensate for loss of equity-based compensation post-Merger.  The Committee will continue to evaluate salaries to insure that base salaries are competitive and that the Company is able to attract and retain talented executives.

Annual Bonuses

The Company pays bonuses to Messrs. Monson, Callaghan, Simon, Restrepo and Ms. Kendrick pursuant to the terms and conditions of an annual incentive plan approved by the Committee.  Under this plan, company wide financial performance levels are pre-established and a named executive officer's bonus is based on the Company's performance in relation to these pre-established levels.  Bonuses are based on a percentage of the executive's base salary. If the target financial performance level is achieved, the executive is entitled to a "target bonus."  If the maximum financial performance level is achieved or exceeded, the executive is eligible to earn up to the "maximum bonus."  The percentages payable under the "target bonus" and the "maximum bonus" are set forth in the table below.

	Target	Maximum
Name	Bonus %	Bonus %

Mr. Monson	100%	158%
Mr. Callaghan	70%	110%
Mr. Simon	70%	110%
Mr. Restrepo	70%	110%
Ms. Kendrick	60%	100%

The annual bonuses payable to the named executive officers, except for Mr. Simon, have been based on the Company's achievement of certain established levels solely related to consolidated cash EBITDA.  Mr. Simon's annual bonus is based on the Company's achievement of certain levels for consolidated cash EBITDA and "U.S." cash EBITDA, a component of consolidated cash EBITDA.  In determining the level of financial performance measures under the annual incentive plan, the Committee established a minimum threshold for cash EBITDA, a target level for cash EBITDA and a maximum level for cash EBITDA.  Where the level achieved under the financial performance measures falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation.  The Committee believed that the cash EBITDA target was achievable; however, it presented a significant challenge for the named executive officers. The actual cash EBITDA attained for fiscal year 2007 was between the minimum threshold and the target level.  Accordingly, the named executive officers were awarded a bonus based on the proportion of the achieved performance measure to the target performance measure.

Retention Bonuses

In anticipation of the Merger, the special committee of the Board approved a retention bonus plan in order to ensure that the Company and its subsidiaries would continue to receive the full, undistracted attention and dedication of certain key employees, notwithstanding the possibility of the occurrence of the Merger.

The retention plan provided for cash bonuses to key employees, including the named executive officers, in two installments, the first of which was paid upon consummation of the Merger and the second becoming due on the first anniversary of the Merger if the employee remained employed by the Company or its subsidiaries until such date.

The retention plan provided for the following bonus payments to named executive officers:

	First	Second
Name	Retention Bonus	Retention Bonus	Total

Mr. Monson	$758,000	$758,000	$1,516,000
Mr. Callaghan	$444,000	$444,000	$888,000
Mr. Simon	$349,500	$349,500	$699,000
Mr. Restrepo	$283,500	$283,500	$567,000
Ms. Kendrick	$178,500	$178,500	$357,000

As a result of the Merger, each named executive officer received the First Retention Bonus set forth in the table above on February 19, 2007 and received the Second Retention Bonus on February 15, 2008.

Equity-Based Compensation

In connection with the Merger and to appropriately account for the elimination of future equity-based compensation under the executive incentive plan, the Holdings Plan was adopted in order to provide an equity component to executive compensation following the Merger. Each named executive officer received a grant of stock options to purchase shares of common stock of Holdings pursuant to the Holdings Plan as follows:

Stock Option
Name	Grant

Mr. Monson	32,787
Mr. Callaghan	10,929
Mr. Simon	7,650
Mr. Restrepo	10,929
Ms. Kendrick	4,372

All options vest ratably over a period of four years from the date of grant and expire 10 years after the date of grant.  See "Grants of Plan-Based Awards Table" below for more on the options granted under the Holdings Plan.  The Committee expects to make an equity based compensation grant in 2008 to further align the interests of management with those of Holdings' stockholders.

Other Benefits and Perquisites

All employees, including named executive officers, are eligible to participate in the Company's health and welfare benefit programs and to participate in and receive Company matching contributions under the Company's 401(k) plan. All employees are also entitled to reasonable reimbursement for health club membership dues.

For 2007, the Company provided named executive officers with perquisites and other personal benefits that the Company and the Committee believed to be reasonable and consistent with the goal of enabling the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

The named executive officers were provided with company-paid life insurance. In addition, Messrs. Monson, Callaghan and Simon were entitled to reimbursement for reasonable social, athletic or country club membership dues and all named executive officers were entitled to reimbursement for the travel expense to bring a family guest to certain Company functions. Messrs. Monson, Simon and Callaghan each received reimbursement from the Company for club membership dues and Mr. Callaghan received reimbursement for family travel; however, only Mr. Simon's total reimbursement for membership dues exceeded the threshold required to be reported in the Summary Compensation Table below. The Company believes the reimbursement it provides for club membership dues is a valuable incentive to promote client relations in a social context and that named executive officers' family travel reimbursement helps promote a welcoming atmosphere at Company functions.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2007, are included in the Summary Compensation Table.

Severance Arrangements

Each of the named executive officer's employment agreement has certain change in control features. The following sets forth the severance payments (in addition to those benefits that the named executive officer may receive under broad-based employee benefit plans of the Company) that may be made upon the applicable employee's termination of employment:

Reason for Termination	Severance (Lump Sum)	Health/Welfare Benefits	Equity Vesting

Without Cause by the Company or by Executive for Good Reason	2 times base salary (Callaghan/Restrepo) 2 times base salary and target bonus (Monson)	Continued for 12 months at Company expense (less Executive copay)	Full and immediate vesting of equity awards

Death of Executive	---	---	Full and immediate vesting of equity awards

Disability of Executive	Base salary and annual bonus through the earlier of the end of the term of the agreement or one year, reduced by disability insurance payments, if any	---	Full and immediate vesting of equity awards

Termination following a Change in Control	2 times base salary (Callaghan/Restrepo) 3 times base salary and target bonus (Monson)	Continued for 12 months at Company expense (less Executive copay)	Full and immediate vesting of equity awards

For more on these arrangements, see "Payments Under Employment Agreements" below.  All of the foregoing agreements were entered into in connection with the Merger.

IRS Limits on Deductibility

Since the Merger, the equity securities of Seitel are no longer publicly held.  Accordingly, Section 162(m) of the Internal Revenue Code no longer applies to Seitel and as a result, the Company's compensation program is not structured to comply with Section 162(m).  However, the Company expects to be able to fully deduct executive compensation in subsequent reporting periods.

Compensation Committee Report

The members of the Board currently serving as the Company's compensation committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, have recommended to the Board that the Compensation Discussion and Analysis be included in this report.

The Board members serving as the compensation committee:

Peter H. Kamin

Gregory P. Spivy

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Retention Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(4)	Total Compen- sation ($)

Robert D. Monson,	2007	$580,125		$758,000	$989,019	$2,957,767	$270,686	$-	$10,802	$5,566,399
President and Chief	2006	728,964	(5)	-	473,302	-	975,240	-	11,021	2,188,527
Executive Officer

Kevin P. Callaghan,	2007	435,794		444,000	699,278	985,922	140,847	-	10,802	2,716,643
Chief Operating	2006	347,000		-	221,034	-	537,156	-	10,820	1,116,010
Officer and
Executive Vice
President

Robert J. Simon,	2007	324,581		349,500	527,398	690,119	136,402	-	29,957	2,057,957
President-Seitel	2006	273,000		-	161,028	-	422,604	-	23,009	879,641
Data, Ltd.

William J. Restrepo,	2007	306,075		283,500	1,213,702	985,922	98,530	-	8,110	2,895,839
Chief Financial	2006	252,000		-	353,962	-	325,080	-	7,864	938,906
Officer and
Executive Vice
President

Marcia H. Kendrick,	2007	237,563		178,500	209,636	394,405	64,965	-	8,092	1,093,161
Chief Accounting	2006	210,000		-	78,868	-	162,540	-	7,788	459,196
Officer and Senior
Vice President

(1)

Amounts reported in this column reflect the amount recognized by the Company in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" for awards granted in and prior to 2007.  For a discussion of valuation assumptions, see Note J - Stock Based Compensation to the Consolidated Financial Statements.  See also the Stock Vested Table, which shows the corresponding number of shares vesting under each such restricted stock award.  This amount includes shares that vested as a result of the Merger.

(2)

Amounts reported in this column reflect the amount recognized by the Company in accordance with SFAS No. 123(R) for options granted in 2007.  For a discussion of valuation assumptions, see Note J - Stock Based Compensation to the Consolidated Financial Statements.

(3)	Represents the performance-based cash bonus paid pursuant to the annual incentive plan.
(4)

Please see the table below, titled Details of All Other Compensation for detail regarding the amounts reported in this column and the discussion of perquisites and other personal benefits in the Compensation Discussion and Analysis section above.

(5)	Includes a cash payment of $308,964 made in lieu of shares of restricted stock which could not be granted to Mr. Monson pursuant to the limitations of the Seitel, Inc. 2004 Stock Option Plan.

Detail of All Other Compensation

	Life Insurance Premiums(1)		401(k) Matching Contributions

Name		Club Dues(2)

Robert D. Monson	$552	$-	$10,250

Kevin P. Callaghan	552	-	10,250

Robert J. Simon	552	19,155	10,250

William J. Restrepo	360	-	7,750

Marcia H. Kendrick	342	-	7,750

(1)

Named executive officers were entitled to life insurance coverage which, when combined with the $50,000 of coverage the Company provided to employees generally, equals the lesser of 100% of base salary or $250,000. Accordingly, named executive officers have the following supplemental life insurance protection: Mr. Monson-$200,000, Mr. Callaghan-$200,000, Mr. Simon-$200,000, Mr. Restrepo-$200,000, and Ms. Kendrick-$170,000.

(2)

As discussed in the Compensation Discussion and Analysis section above, certain named executive officers were entitled to reasonable reimbursement for club dues. Only Mr. Simon's personal benefits exceeded the $10,000 threshold requiring his personal benefits to be valued in the table above.

Grants of Plan-Based Awards Table

The following table summarizes grants during the 2007 post-Merger period to the named executive officers under the Holdings Plan and grants during the 2007 pre-Merger period under the Seitel, Inc. 2004 Stock Option Plan (the "Seitel Plan"):

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards; Number of Shares of Stock	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

			Threshold	Target	Maximum

Robert D. Monson	2/14/07		$-	$600,000	$948,000	-	-	$-	$-
	1/3/2007	(2)	-	-	-	19,663	-	-	70,000
	1/3/2007	(2)	-	-	-	250,002	-	-	890,007
	2/15/2007	(3)	-	-	-	-	32,787	389.42	6,490,187

Kevin P. Callaghan	2/14/07		-	312,200	490,600	-	-	-	-
	1/3/2007	(2)	-	-	-	59,302	-	-	211,115
	1/3/2007	(2)	-	-	-	91,799	-	-	326,804
	2/15/2007	(3)	-	-	-	-	10,929	389.42	2,163,396

Robert J. Simon	2/14/07		-	231,000	363,000	-	-	-	-
	1/3/2007	(2)	-	-	-	46,655	-	-	166,092
	1/3/2007	(2)	-	-	-	72,222	-	-	257,110
	2/15/2007	(3)	-	-	-	-	7,650	389.42	1,514,318

William J. Restrepo	2/14/07		-	218,400	343,200	-	-	-	-
	1/3/2007	(2)	-	-	-	35,888	-	-	127,761
	1/3/2007	(2)	-	-	-	46,296	-	-	164,814
	2/15/2007	(3)	-	-	-	-	10,929	389.42	2,163,396

Marcia H. Kendrick	2/14/07		-	144,000	240,000	-	-	-	-
	1/3/2007	(2)	-	-	-	14,953	-	-	53,233
	1/3/2007	(2)	-	-	-	23,148	-	-	82,407
	2/15/2007	(3)	-	-	-	-	4,372	389.42	865,437

(1)

The target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2007 performance under the annual incentive plan as discussed in further detail in "Compensation Discussion and Analysis."  However, there are no future payouts as the bonus payments for fiscal 2007 performance have been made, as reflected in the Summary Compensation Table in the column entitled "Non-Equity Incentive Plan Compensation."

(2)

Reflects shares of restricted stock granted in 2007 related to 2006 compensation.  Each restricted stock grant vests ratably over three years and became fully vested as a result of the Merger.  During the vesting period, the recipient had the right to vote the stock and receive dividends, if declared.

(3)	Reflects the number of stock options granted in 2007 to the named executive officers. These options vest and become exercisable ratably over four years.

Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes certain information regarding unvested stock and equity incentive plan awards outstanding as of December 31, 2007 for each of the named executive officers.

				Equity Incentive
	Number	Number		Plan Awards;
	of Securities	of Securities		Number of
	Underlying	Underlying		Securities
	Unexercised	Unexercised		Underlying	Option	Option
	Options	Options		Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable		Unearned Options	Price ($)	Date

Robert D. Monson	-	32,787	(1)	-	$389.42	2/15/2017
Kevin P. Callaghan	-	10,929	(1)	-	389.42	2/15/2017
Robert J. Simon	-	7,650	(1)	-	389.42	2/15/2017
William J. Restrepo	-	10,929	(1)	-	389.42	2/15/2017
Marcia H. Kendrick	-	4,372	(1)	-	389.42	2/15/2017

(1)	The unexerciseable options will vest in four equal increments on February 15, 2008, February 15, 2009, February 15, 2010 and February 15, 2011.

Option Exercises and Stock Vested Table

The following table sets forth for each named executive officer the number of shares of restricted stock of the Company that vested during 2007 and the value realized upon vesting. None of the named executive officers exercised options during 2007.

	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Shares	Value
	Acquired	Realized	Acquired	Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting

Robert D. Monson	-	$-	1,083,334	$4,004,315
Kevin P. Callaghan	-	-	613,054	2,267,176
Robert J. Simon	-	-	465,728	1,722,308
William J. Restrepo	-	-	503,771	1,862,564
Marcia H. Kendrick	-	-	177,585	656,828

Payments Under Employment Agreements

Effective upon consummation of the Merger, we negotiated new employment agreements with three of our named executive officers. The new employment agreements for Messrs. Monson, Callaghan and Restrepo provide for certain payments upon termination or a change in control as described below. In addition, each of our named executive officers received a grant of non-qualified stock options to acquire stock of Holdings, as described in further detail in the Compensation Discussion and Analysis section above.

Robert D. Monson

On January 30, 2007, the Company entered into a new employment agreement with Mr. Monson that was conditioned upon the consummation of the Merger. The agreement provides for Mr. Monson to continue as our President and Chief Executive Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $600,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 158% of his base salary under the Company's annual incentive plan. Under the agreement, Mr. Monson received options to purchase 3% of the outstanding Holdings common stock.  The options vest 25% annually.

Upon a termination without cause, voluntarily or involuntarily, following a change in control, Mr. Monson would be entitled to receive three times his base salary and target bonus payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination without cause, or resignation by Mr. Monson for good reason prior to a change in control, he would receive two times his base salary plus target bonus payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. If Mr. Monson's employment terminates for any reason other than for cause or voluntary resignation, he would receive his unpaid cash bonus, if any, earned and accrued with respect to the preceding year. All severance payments to which Mr. Monson is entitled to under his new employment agreement are in addition to those benefits he is entitled to under the Company's retention bonus plan, as described in further detail in the Compensation Discussion and Analysis section above.  Mr. Monson is also subject to non-competition and non-solicitation covenants for one year after termination.

In the event that payments and benefits payable upon a change in control subject Mr. Monson to a 20% excise tax under section 4999 of the Internal Revenue Code, Mr. Monson would receive a "gross-up" payment so that he receives the same amount after-taxes that he would have received had the excise tax not applied.

Kevin P. Callaghan

On January 30, 2007, the Company entered into a new employment agreement with Mr. Callaghan that was conditioned upon the consummation of the Merger. The agreement provides for Mr. Callaghan to continue as our Chief Operating Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $446,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company's annual incentive plan. Under his new employment agreement, Mr. Callaghan received options to purchase 1% of the outstanding Holdings common stock.  The options vest 25% annually.

Upon a termination without cause, voluntarily or involuntarily, following a change in control, Mr. Callaghan would be entitled to receive two times his base salary payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination without cause, or resignation by Mr. Callaghan for good reason prior to a change in control, he would receive two times his base salary payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. If Mr. Callaghan's employment terminates for any reason other than for cause or voluntary resignation, he would receive his unpaid cash bonus, if any, earned and accrued with respect to the preceding year. All severance payments to which Mr. Callaghan is entitled to under his new employment agreement are in addition to those benefits he is entitled to under the Company's retention bonus plan, as described in further detail in the Compensation Discussion and Analysis section above.   Mr. Callaghan is also subject to non-competition and non-solicitation covenants for one year after termination.

William J. Restrepo

On January 30, 2007, the Company entered into a new employment agreement with Mr. Restrepo that was conditioned upon the consummation of the Merger. The agreement provides for Mr. Restrepo to continue as our Chief Financial Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $312,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company's annual incentive plan. Under his new employment agreement, Mr. Restrepo received options to purchase 1% of the outstanding Holdings common stock.  The options vest 25% annually.

Upon a termination without cause, voluntarily or involuntarily, following a change in control, Mr. Restrepo would be entitled to receive two times his base salary payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination without cause, or resignation by Mr. Restrepo for good reason, prior to a change in control, he would receive two times his base salary payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. If Mr. Restrepo's employment terminates for any reason other than for cause or voluntary resignation, he would receive his unpaid cash bonus, if any, earned and accrued with respect to the preceding year. All severance payments to which Mr. Restrepo is entitled under his new employment agreement are in addition to those benefits he is entitled to under the Company's retention bonus plan, as described in further detail in the Compensation Discussion and Analysis section above.   Mr. Restrepo is also subject to non-competition and non-solicitation covenants for one year after termination.

The following table sets forth the payments to which Messrs. Monson, Callaghan and Restrepo would be entitled if their employment was terminated for the reasons set forth in the table as of December 31, 2007:

	Unpaid
	Non-Equity			Medical	Vesting of
	Incentive			and Dental	Outstanding
Mr. Monson	Compensation	Severance		Benefits(1)	Options	Total

Termination without Cause or
for Good Reason	$270,686	$2,400,000		$14,262	$576,395	$3,261,343

Termination following a Change
in Control	$270,686	$3,600,000		$14,262	$576,395	$4,461,343

Death	$270,686	$-		$-	$576,395	$847,081	(3)

Disability	$270,686	$870,686	(2)	$-	$576,395	$1,717,767

Non-Renewal	$270,686	$-		$-	$-	$270,686

	Unpaid
	Non-Equity			Medical	Vesting of
	Incentive			and Dental	Outstanding
Mr. Callaghan	Compensation	Severance		Benefits(1)	Options	Total

Termination without Cause or
for Good Reason	$140,847	$892,000		$10,001	$192,132	$1,234,980

Termination following a Change
in Control	$140,847	$892,000		$10,001	$192,132	$1,234,980

Death	$140,847	$-		$-	$192,132	$332,979	(3)

Disability	$140,847	$586,847	(2)	$-	$192,132	$919,826

Non-Renewal	$140,847	$-		$-	$-	$140,847

	Unpaid
	Non-Equity			Medical	Vesting of
	Incentive			and Dental	Outstanding
Mr. Restrepo	Compensation	Severance		Benefits(1)	Options	Total

Termination without Cause or
for Good Reason	$98,530	$624,000		$14,262	$192,132	$928,924

Termination following a Change
in Control	$98,530	$624,000		$14,262	$192,132	$928,924

Death	$98,530	$-		$-	$192,132	$290,662	(3)

Disability	$98,530	$410,530	(2)	$-	$192,132	$701,192

Non-Renewal	$98,530	$-		$-	$-	$98,530

(1)

For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company's cost of the current coverage elected by the named executive officer, less the employee's required contribution for such coverage.

(2)

For purposes of calculating the payments due upon termination for reason of disability, we have provided the named executive officer's 2007 base salary and 2007 actual cash bonus.  The actual amount to be paid would be determined based on his base salary and cash bonus that would have been payable through one year from the termination date reduced by disability insurance payments, if any.

(3)	Payments would also include the life insurance benefit described above.

Change of Control Payments Made in 2007

In connection with the consummation of the Merger, the Company underwent a change of control for purposes of triggering payments and other obligations under agreements in place prior to the consummation of the Merger. Set forth in the table below are the amounts that each named executive officer received or is entitled to receive as a result of the Merger.

Name	Retention Bonus Paid in 2007 ($)	Retention Bonus Due in 2008 ($)	Shares of Restricted Stock Vested(1) (#)	Value of Restricted Stock Vested(2) ($)	Total Value ($)

Robert D. Monson	$758,000	$758,000	923,223	$3,415,925	$4,931,925
Kevin P. Callaghan	444,000	444,000	556,848	2,060,338	2,948,338
Robert J. Simon	349,500	349,500	421,445	1,559,347	2,258,347
William J. Restrepo	283,500	283,500	483,243	1,787,999	2,354,999
Marcia H. Kendrick	178,500	178,500	165,758	613,305	970,305

(1)	Issued under and pursuant to the terms of the Seitel Plan, which was eliminated in connection with the Merger.
(2)	Calculated based on the $3.70 consideration per share.

Each named executive officer received a portion of his or her restricted stock value set forth in the table above in cash and invested a portion in Holdings as follows:

Name	Number of Shares Paid in Cash (#)	Amount Received for Cashed Out Shares ($)	Number of Shares Rolled Over (#)	Value of Shares Rolled Over ($)

Robert D. Monson	805,881	$2,981,760	117,342	$434,165
Kevin P. Callaghan	486,073	1,798,470	70,775	261,868
Robert J. Simon	373,218	1,380,907	48,227	178,440
William J. Restrepo	421,823	1,560,745	61,420	227,254
Marcia H. Kendrick	146,385	541,625	19,373	71,680

Director Compensation

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. The Company sets director compensation at a level that reflects the amount of time and skill required of directors in performing their duties to the Company and to its shareholders. Directors who are employees receive no additional compensation for serving on the Board.  Additionally, subsequent to the Merger, ValueAct Capital representatives receive no additional compensation for serving on the Board.

Director Compensation Table

In 2007, we provided the following compensation to directors who were not employees:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compen- sation ($)	Pension ($)	All Other Compen- sation ($)	Total Compensation ($)

For the period January 1, 2007 to February 13, 2007 (Pre-Merger Period)

Fred S. Zeidman (3)	$24,667	$131,500	-	-	-	-	$156,167
C. Robert Black	10,500	133,247	-	-	-	-	143,747
Kevin S. Flannery	9,500	131,500	-	-	-	-	141,000
Jay H. Golding	13,250	131,500	-	-	-	-	144,750
Ned S. Holmes	8,000	133,247	-	-	-	-	141,247
Peter H. Kamin	9,375	158,249	-	-	-	-	167,624
Charles H. Mouquin	9,500	133,247	-	-	-	-	142,747
Gregory P. Spivy	7,500	158,249	-	-	-	-	165,749

For the period February 14, 2007 to December 31, 2007 (Post-Merger Period)

Jay H. Golding	$51,458	-	$45,159	-	-	-	$96,617
John E. Jackson	31,250	-	27,536	-	-	-	58,786
Philip B. Livingston	87,500	-	63,690	-	-	-	151,190

(1)

Amounts reported in this column reflect the expense recognized by the Company on restricted stock awards granted pursuant to the Seitel Plan for financial statement reporting purposes pursuant to Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments." The fair value of all the awards is equal to the market value of our common stock on the date of grant.

(2)

The amounts shown are the dollar amounts recognized as expense for financial reporting purposes under SFAS 123(R).  For a discussion of valuation assumptions, see Note J - Stock Based Compensation to the Consolidated Financial Statements.  The table below titled "Director Compensation - Outstanding Options" sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2007.

Director Compensation - Outstanding Options
		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price ($)	Date

Jay H. Golding	4/24/2007	641	389.42	4/24/2017
John E. Jackson	8/1/2007	641	389.42	8/1/2017
Philip B. Livingston	2/16/2007	706	389.42	2/16/2017

(3)

In connection with the Merger, outstanding stock options held by Mr. Zeidman were purchased at the Merger consideration price of $3.70 per share less the exercise price of $1.30 per share.  Such payment is not included in the director compensation table.

Members of the Board in fiscal 2007 received compensation for serving on the Board and committees of the Board as follows:

For the period January 1, 2007 to February 13, 2007 (Pre-Merger Period):

  Annual cash retainer of $30,000 for director service;

  Annual stock retainer of 25,000 shares of restricted stock;

  $1,500 for each board or committee meeting attended in person;

  $500 for each board or committee meeting attended telephonically; and

  $1,500 for each Strategic Financial Alternatives meeting attended, regardless of the manner in which the meeting was attended.

In addition, the chairman of the board of directors, the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating committee received annual chairmanship retainers of $100,000, $15,000, $10,000 and $7,500, respectively.

For the period February 14, 2007 to December 31, 2007 (Post-Merger Period):

  Annual cash retainer of $75,000 for director service;

In addition, the chairman of the Audit Committee receives an annual chairmanship retainer of $25,000.

Board members were issued stock options under the Holdings Plan upon joining our Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2007.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	under compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in first column)

Equity compensation
approved by
security holders	93,793	$389.42	1,093
Equity compensation
not approved by
security holders	-	-	-
Total	93,793	$389.42	1,093

In connection with the Merger, Holdings, our parent, adopted a stock-based compensation plan (the "Plan") for the benefit of our key employees and non-employee directors.  During 2007, we granted 93,793 total non-qualified stock options with an exercise price of $389.42 per share under the Plan.  The options vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date.  The options will expire ten years from the grant date.

The securities issued in the transactions described above were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) or Rule 701 of the Securities Act as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The employees and non-employee directors received the securities described above in exchange for the performance of services by them for us.

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, our management investors and our outside directors. The following table sets forth certain information regarding the beneficial ownership as of March 3, 2008 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)

Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	-	995,430	99.5%

Named Executive Officers and Directors:
Robert D. Monson	1,115		8,196	9,311	*
Kevin P. Callaghan	672		2,732	3,404	*
William J. Restrepo	584		2,732	3,316	*
Robert J. Simon	458		1,912	2,370	*
Marcia H. Kendrick	184		1,093	1,277	*
Jay H. Golding	641	(4)	160	801	*
Philip B. Livingston	462	(5)	176	638	*
John E. Jackson	513		-	513	*
Peter H. Kamin	-		-	-	-
Gregory P. Spivy	-		-	-	-
All executive officers and directors as a group
(12 persons)	4,943		18,777	23,720	2.33%	(6)

*	Indicates less than 1%.
(1)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of March 3, 2008.

(2)	Based on 1,000,513 outstanding shares as of March 3, 2008.
(3)

A total of 995,430 shares are owned directly by ValueAct Capital and may be deemed to be beneficially owned by (i) VA Partners I, LLC as General Partner of ValueAct Capital, (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital, (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P., (iv) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC and (v) ValueAct Holdings GP, LLC as General Partner of ValueAct Holdings, L.P.  Jeffrey W. Ubben, George F. Hamel, Jr. and G. Mason Morfit are members of the Management Board of ValueAct Holdings GP, LLC and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(4)

Shares held by Golding Brothers 1996 Partners, Ltd.  Mr. Golding owns a 100% interest in the general partner of Golding Brothers 1996 Partners, Ltd.  The limited partnership interests are 99% owned in trust for the benefit of lineal descendants of Mr. Golding with the remaining 1% owned by the general partner.

(5)	Shares held by UBS Financial Services, Inc. as IRA custodian for Philip Livingston.
(6)	Includes options to purchase an aggregate of 18,777 shares of common stock that are currently exercisable or exercisable within 60 days of March 3, 2008.

Item 13.  Certain Relationships and Related Transactions

Securities Holders Agreement

In connection with the Merger, Holdings, ValueAct Capital and each of the management investors entered into a Securities Holders Agreement, which contains certain agreements described below with respect to the capital stock and corporate governance of Holdings.

Governance Provisions

The Securities Holders Agreement provides that the board of directors of Holdings (the "Holdings Board") shall initially be composed of Robert D. Monson, Peter H. Kamin, Gregory P. Spivy and Jeffrey W. Ubben. Thereafter, each stockholder and permitted transferee agrees that it shall take, at any time and from time to time, all action necessary (including voting the common stock entitled to vote owned by him, her or it, calling special meetings of stockholders and executing and delivering written consents) to ensure that the Holdings Board is composed of such number of directors as determined by ValueAct Capital. In the event that ValueAct Capital, together with its respective affiliates and permitted transferees, owns in the aggregate less than 50% of the outstanding common stock, the rights of ValueAct Capital to designate all of the directors of Holdings shall be modified to provide that so long as ValueAct Capital, its affiliates and permitted transferees continue to own securities of Holdings, ValueAct Capital shall have the right to designate the percentage of directors of the Holdings Board equal to the number of securities collectively owned by ValueAct Capital, its affiliates and permitted transferees divided by the aggregate number of issued and outstanding shares of common stock of Holdings. In the event this percentage would give ValueAct Capital the right to designate a fraction of a director of Holdings, such fractional right shall be deemed the right to designate one additional director of Holdings. ValueAct Capital may request that any director of Holdings be removed, with or without cause, by written notice to the other stockholders, and, in any such event, each stockholder and permitted transferee shall promptly consent in writing or vote or cause to be voted all shares of common stock of Holdings entitled to vote thereon now or hereafter owned or controlled by it for the removal of such person as a director.

If requested by ValueAct Capital, Holdings shall cause the board of directors of any Seitel direct or indirect subsidiary to be identical to the Holdings Board, except in the case of any foreign subsidiaries which may have a board of directors containing additional members in order to comply with applicable foreign laws. No stockholder or permitted transferee shall consent in writing or vote or cause to be voted any shares of Holdings common stock currently or in the future owned or controlled by it in favor of any amendment, repeal, modification, alteration or rescission of, or the adoption of any provision in the certificate of incorporation or bylaws of Holdings inconsistent with certain provisions of the Securities Holders Agreement unless ValueAct Capital consents in writing thereto.

Approved sale

So long as Holdings has not consummated a public offering of its common stock, if the holder(s) of the majority of the shares of common stock of Holdings then outstanding approve the sale of Holdings, whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise, each stockholder and permitted transferee will consent to, vote for and raise no objections against, and will waive dissenters and appraisal rights (if any) with respect to, such approved sale, and, as applicable, will sell, exchange, redeem, agree to cancel or otherwise dispose of its securities, options, warrants or other rights relating to Holdings on the terms and conditions approved by the holder(s) of the majority of the shares of common stock of Holdings then outstanding.

Call and Put Options

If a management investor of Holdings is no longer an employee or director, as applicable, of Holdings or any of its subsidiaries for any reason, all of the securities held by that management investor (whether held directly by the management investor or by one or more of his or her affiliates or permitted transferees, other than Holdings, ValueAct Capital or a ValueAct Capital Affiliate), will be subject to repurchase by ValueAct Capital and Holdings, at their option, pursuant to certain terms and conditions set forth in the Securities Holders Agreement. If the repurchase option is not exercised with regard to all applicable securities consisting of common stock or other shares of capital stock of Holdings following a termination, then all, but not less than all, such remaining securities consisting of common stock or other shares of capital stock of Holdings held by such management investor will be subject to repurchase by ValueAct Capital, at the option of such holder (which option may only be exercised with respect to all such securities held by the holder), pursuant to certain terms and conditions set forth in the Securities Holders Agreement.

Tag-along rights

ValueAct Capital, certain of its partners, associates, relatives, heirs and any trusts or other entities in which ValueAct Capital or such of its partners, associates, relatives or heirs are the sole beneficiaries, grantors or owners (collectively, the "ValueAct Capital Group") shall not sell or otherwise effect the transfer of any common stock or other securities of Holdings, in either one or a series of transactions, to a third-party other than a permitted transferee or to Holdings unless our other stockholders at such time are offered an opportunity to participate ratably in such transaction on the same terms as are to be received by the selling member of the ValueAct Capital Group.

Corporate Opportunity

To the fullest extent permitted by any applicable law, the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to ValueAct Capital or any affiliate or representative thereof, including any directors of Holdings designated by such persons. ValueAct Capital or any representative thereof shall have the right to engage in business activities, whether or not in competition with Holdings, any of its subsidiaries or their respective business activities, without consulting any other stockholder, and ValueAct Capital shall not have any obligation to any other stockholder with respect to any opportunity to acquire property or make investments at any time.

Transfer Restrictions

Generally, no stockholder or permitted transferee other than ValueAct Capital may transfer, other than in connection with a redemption or purchase by ValueAct Capital or Holdings, shares of common stock or securities of Holdings unless such transfer is to a person approved in advance in writing by the holder(s) of the majority of the shares of common stock of Holdings then outstanding, and such transfer complies with the notice and other covenants and representations requirements contained in the Securities Holders Agreement. However, stockholders may transfer their common stock to certain enumerated permitted transferees or to ValueAct Capital or an affiliate thereof or Holdings.

Registration Rights Agreement

In connection with the Merger, Holdings, ValueAct Capital and each of the management investors entered into a Registration Rights Agreement, which became effective upon consummation of the Merger. Pursuant to the Registration Rights Agreement, if at any time after an initial public offering of Holdings common stock, Holdings proposes to register any offer or sale of the common stock of Holdings under the Securities Act (subject to certain exceptions), Holdings shall give at least 30 days prior written notice to all holders of registrable securities. Upon written request by holders within 20 days of such notice, Holdings shall use its best efforts to effect the registration under the Securities Act of the offer and sale of all registrable securities which Holdings has been so requested to register by such security holders, to the extent required to permit the public distribution of such registrable securities subject to such requests; provided, however, that (i) if, any time after giving written notice of its intention to register the offer and sale of shares of common stock and prior to the effective date of the registration statement filed in connection with such registration, Holdings shall determine for any reason not to register the common stock of Holdings, Holdings shall give written notice of such determination to each holder of registrable securities and, thereupon, shall be relieved of its obligation to register any offer and sale of registrable securities in connection with such registration; (ii) if a registration undertaken shall involve an underwritten offering, any holder of registrable securities requesting to be included in such registration may elect, in writing at least 20 days prior to the effective date of the registration statement filed in connection with such registration, not to register the offer and sale of such holder's registrable securities in connection with such registration; and (iii) if, at any time after a period of 180 days or a shorter period as specified in the Registration Rights Agreement, the sale of the securities has not been completed, Holdings may withdraw from the registration on a pro rata basis (based on the number of registrable securities requested by each holder of registrable securities to be subject to such registration) of the offer and sale of the registrable securities of which Holdings has been requested to register and which have not been sold.

Exchange Agreement

In connection with the Merger, Holdings and each of the management investors entered into an Exchange Agreement whereby the management investors agreed to invest in Holdings by contributing shares of Seitel common stock to Holdings in exchange for equity interests in Holdings immediately before the completion of the Merger. The Exchange Agreement conditioned each current and future management investor's respective investment in Holdings on that particular management investor's continued employment with Seitel immediately prior to the completion of the Merger. The equity investment by the management investors in Holdings represents, in the aggregate, less than 1% of the outstanding voting stock of Holdings immediately following the Merger.

Employment Agreements

For a description of the terms of our employment agreements with Messrs. Monson, Restrepo and Callaghan, see "Item 11. Executive Compensation - Payments Under Employment Agreements."

Advisory Agreement

In anticipation of the consummation of the Merger, Acquisition Corp. entered into an Advisory Agreement on January 30, 2007 with Holdings and ValueAct Capital, pursuant to which ValueAct Capital and Holdings may provide financial, advisory and consulting services to us following the consummation of the Merger. Following the consummation of the Merger, we, as the surviving corporation, succeeded to all liabilities and obligations of Acquisition Corp., including under the Advisory Agreement. There are no minimum levels of service required to be provided pursuant to the Advisory Agreement. The services that may be provided include executive and management services, support and analysis of financing alternatives and assistance with various finance functions. In exchange for these services, Holdings and ValueAct Capital will be reimbursed for all of their reasonable out-of-pocket expenses, including their expenses related to the Merger and related transactions.   Neither Holdings or ValueAct Capital is liable for any losses, liabilities or damages under the Advisory Agreement unless resulting from their gross negligence, willful misconduct or bad faith.

The Advisory Agreement has an initial term of ten years and automatically renews for successive one-year terms, subject to termination by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The Advisory Agreement includes customary indemnification provisions in favor of ValueAct Capital. We believe that the terms of the Advisory Agreement are comparable to the terms typically contained in advisory agreements for similar services performed by financial sponsors for their portfolio companies.

Seitel reimbursed ValueAct Capital approximately $1.1 million in the period from February 14, 2007 to December 31, 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger.  This amount due to ValueAct Capital was recorded as a purchase price adjustment.  There were no amounts payable to ValueAct Capital as of December 31, 2007.

Other Related Party Transactions

Seitel owns 20% of Wandoo Energy LLC, a privately owned oil and gas prospecting company. Kevin Callaghan, our Chief Operating Officer, serves as Seitel's representative on the board of directors of Wandoo. During 2005 and 2006, we paid $49,000 and $84,000, respectively, to Wandoo's president for geophysical consulting services. Such agreement for geophysical consulting services expired in December 2006. In addition, during 2006, Wandoo funded a portion of certain of our seismic data processing projects that totaled approximately $155,000.

Item 14.  Principal Accountant Fees and Services

The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by the Company's independent registered public accounting firm. The Audit Committee will, on an annual basis, consider and approve the provision of audit and non-audit services by BKD, LLP. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee may delegate the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by BKD which are not encompassed by the Audit Committee's pre-approval and not prohibited by law. A member with delegated authority must report back to the Audit Committee at the first Audit Committee meeting following any such pre-approvals.

The following table presents fees and expenses billed by BKD, LLP for the fiscal years ended December 31, 2007 and 2006, all of which were preapproved by the Audit Committee in compliance with its policy.

	2007	2006

Audit Fees(1)	$621,029	$531,355
Audit-Related Fees(2)	76,586	41,141
Tax Fees	-	-
All Other Fees	-	-

Total	$697,615	$572,496

(1)

Includes fees billed for professional services rendered for (i) the audit of the Company's consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, (iii) the audit of internal control over financial reporting for 2006, and (iv) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

(2)	Includes fees billed for professional services rendered in connection with registration statements, debt offerings and due diligence related to the Merger.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents files as part of this Report.

(3)	Exhibits:

2.1

Agreement and Plan of Merger by and among Seitel Holdings, LLC (now known as Seitel Holdings, Inc.), Seitel Acquisition Corp. and Seitel, Inc., dated October 31, 2006 (incorporated by reference from Exhibit 2.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 2, 2006) (Seitel, Inc. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request).

	3.1		Certificate of Incorporation of Seitel, Inc. (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.1

Indenture governing 11.75% Senior Subordinated Notes due 2011 by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated July 2, 2004 (incorporated by reference from Exhibit 4.4 to the Seitel, Inc. Post Effective Amendment No. 1 to the Seitel, Inc. Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

	4.2		Form of 11.75% Senior Subordinated Notes due 2011 (included in Exhibit 4.1).

4.3

Supplemental Indenture by and among Seitel, Inc., the Guarantors named therein and UBS Securities LLC and Jeffries & Company, Inc., as Initial Purchasers, dated July 2, 2004 (incorporated by reference from Exhibit 4.5 to the Seitel, Inc. Post Effective Amendment No. 1 to the Seitel, Inc. Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

4.4

Indenture governing 9 3/4% Senior Notes due 2014 by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated February 14, 2007 (incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.5

Form of 9 3/4% Senior Notes due 2014 (included in Exhibit 4.4) (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.6

Supplemental Indenture by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated January 31, 2007 (incorporated by reference from Exhibit 4.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 2, 2007).

10.1

Support Agreement by and among Seitel, Inc., Seitel Holdings, Inc. and ValueAct Capital Master Fund, L.P., dated October 31, 2006 (incorporated by reference from Exhibit 2.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC of November 2, 2006).

	10.2	*	Amended and Restated Loan and Security Agreement by and among Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender, dated February 14, 2007.

10.3

Advisory Agreement by and among Seitel Acquisition Corp. (now known as Seitel, Inc.), Seitel Holdings, LLC (now known as Seitel Holdings, Inc.) and ValueAct Capital Master Fund, L.P., dated January 30, 2007 (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.4

Exchange Agreement by and among Seitel Holdings, LLC (now known as Seitel Holdings, Inc.) and the Management Investors named therein, dated January 8, 2007 (incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.5

Securities Holders Agreement by and among Seitel Holdings LLC (now known as Seitel Holdings, Inc.), ValueAct Capital Master Fund, L.P. and the Management Investors named therein, dated January 8, 2007 (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.6

Registration Rights Agreement by and among Seitel Holdings LLC (now known as Seitel Holdings, Inc.), ValueAct Capital Master Fund, L.P. and the Management Investors named therein, dated January 8, 2007 (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.7

Stock Purchase Agreement by and between ValueAct Capital Master Fund, L.P. and Philip B. Livingston, dated February 16, 2007 (incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.8

Stock Purchase Agreement by and between ValueAct Capital Master Fund, L.P. and Jay H. Golding, dated May 24, 2007 (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.9	*	Stock Purchase Agreement by and between Seitel Holdings, Inc. and John E. Jackson, dated August 1, 2007.

10.10

Joinder to Securities Holders Agreement and Registration Rights Agreement of Philip B. Livingston, dated February 16, 2007 (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.11

Joinder to Securities Holders Agreement and Registration Rights Agreement of Jay H. Golding, dated May 24, 2007 (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.12	*	Joinder to Securities Holders Agreement and Registration Rights Agreement of John E. Jackson, dated August 1, 2007.

	10.13	†

Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007 (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.14	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.15	†

Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 30, 2007 (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.16	†

Employment Agreement by and between Seitel, Inc. and William J. Restrepo, dated January 30, 2007 (incorporated by reference from Exhibit 10.14 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.17	†

Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	21.1	*	Subsidiaries of Seitel, Inc.

	31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

	32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

	32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

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

		SEITEL, INC.

		By:	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

		Date:		March	28,	2008

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title				Date

/s/	Peter H. Kamin	Chairman of the Board of Directors				March	28,	2008
	Peter H. Kamin

/s/	Robert D. Monson	Chief Executive Officer, President and Director				March	28,	2008
	Robert D. Monson	(Principal Executive Officer)

/s/	William J. Restrepo	Chief Financial Officer				March	28,	2008
	William J. Restrepo	(Principal Financial Officer)

		Director
	Gregory P. Spivy

/s/	Philip B. Livingston	Director				March	28,	2008
	Philip B. Livingston

/s/	Jay H. Golding	Director				March	28,	2008
	Jay H. Golding

/s/	John E. Jackson	Director				March	28,	2008
	John E. Jackson

/s/	Marcia H. Kendrick	Chief Accounting Officer				March	28,	2008
	Marcia H. Kendrick	(Principal Accounting Officer)

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

Seitel's management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2007, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and
President

/s/ William J. Restrepo
William J. Restrepo
Executive Vice President and
Chief Financial Officer

Houston, Texas
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholder

Seitel, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Seitel, Inc. as of December 31, 2007 (successor period) and 2006 (predecessor period), and the related consolidated statements of operations, stockholder's equity and cash flows for the period from February 14, 2007 through December 31, 2007 (successor period) and from January 1, 2007 through February 13, 2007 (predecessor period) and the years ended December 31, 2006 and 2005 (predecessor period).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, and we were not engaged to perform, an audit of its internal control over financial reporting for 2007.  Our 2007 audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion for 2007.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. as of December 31, 2007 (successor period) and 2006 (predecessor period), and the results of its operations and its cash flows for the period from February 14, 2007 through December 31, 2007 (successor period) and from January 1, 2007 through February 13, 2007 (predecessor period) and the years ended December 31, 2006 and 2005 (predecessor period), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F, effective January 1, 2007, the Company changed its method of accounting for income taxes by adopting Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ BKD, LLP

Houston, Texas

March 28, 2008

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor	Predecessor
	Period	Period
	December 31,
	2007	2006

ASSETS

Cash and equivalents	$43,333	$107,390
Restricted cash	110	105
Receivables
Trade, less allowance for doubtful accounts of $688 and $316
at December 31, 2007 and 2006, respectively	51,915	52,144
Notes and other, less allowance for doubtful accounts of $238 and
$275 at December 31, 2007 and 2006, respectively	2,190	895

Seismic data library (Note C)	489,781	1,084,672
Less: Accumulated amortization	(140,742)	(961,549)
Net seismic data library	349,039	123,123

Property and equipment, at cost	13,331	34,067
Less: Accumulated depreciation and amortization	(2,335)	(26,439)
Net property and equipment	10,996	7,628

Investment in marketable securities	4,224	-
Prepaid expenses, deferred charges and other	22,263	9,169
Intangible assets, net (Note E)	51,785	-
Goodwill	207,246	-
Deferred income taxes (Note F)	-	4,981
TOTAL ASSETS	$743,101	$305,435

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)

	Successor	Predecessor
	Period	Period
	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable	$17,387	$13,477
Accrued liabilities	26,618	13,819
Employee compensation payable	5,320	3,541
Income taxes payable	948	659
Debt (Note G)
Senior Notes	402,333	185,788
Notes payable	300	337
Obligations under capital leases (Note H)	3,848	2,913
Deferred revenue (Note B)	48,151	47,410
Deferred income taxes (Note F)	17,238	-
TOTAL LIABILITIES	522,143	267,944

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDER'S EQUITY

Preferred stock, par value $.01 per share; authorized 5,000,000 shares;
none issued (Predecessor)	-	-
Common stock, par value $.01 per share; authorized 400,000,000 shares; issued and outstanding 155,184,084 at
December 31, 2006 (Predecessor)	-	1,552
Common stock, par value $.001 per share; 100 shares authorized,
issued and outstanding at December 31, 2007 (Successor)	-	-
Additional paid-in capital	264,805	240,431
Retained deficit	(77,113)	(209,539)
Accumulated other comprehensive income	33,266	5,047
TOTAL STOCKHOLDER'S EQUITY	220,958	37,491

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$743,101	$305,435

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

REVENUE	$129,802	$19,010	$191,919	$149,178

EXPENSES:
Depreciation and amortization	146,072	11,485	88,662	98,373
Gain on sale of seismic data	-	-	(231)	-
Cost of sales	218	8	234	185
Selling, general and administrative	33,393	3,577	35,930	34,910
Merger	2,657	17,457	1,449	-
	182,340	32,527	126,044	133,468

INCOME (LOSS) FROM OPERATIONS	(52,538)	(13,517)	65,875	15,710

Interest expense	(39,950)	(2,926)	(24,208)	(24,845)
Interest income	1,106	642	4,688	1,621
Foreign currency exchange gains (losses)	3,173	(102)	259	963
Gain (loss) on sale of marketable securities	-	-	27	(11)
Other income	39	12	-	-
Income (loss) from continuing operations before
income taxes	(88,170)	(15,891)	46,641	(6,562)
Provision (benefit) for income taxes	(11,057)	452	(715)	(4,776)
Income (loss) from continuing operations	(77,113)	(16,343)	47,356	(1,786)
Discontinued operations:
Income (loss) from discontinued operations
before income taxes	-	-	(142)	47
Income tax expense	-	-	-	-
Income (loss) from discontinued operations	-	-	(142)	47

NET INCOME (LOSS)	$(77,113)	$(16,343)	$47,214	$(1,739)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In thousands, except share amounts)

								Accum-
								ulated
						Deferred	Notes	Other
	Compre-					Compen-	Receivable	Compre-
	hensive			Additional	Retained	sation -	from	hensive
	Income	Common Stock		Paid-In	Earnings	Restricted	Officers &	Income
	(Loss)	Shares	Amount	Capital	(Deficit)	Stock	Employees	(Loss)

Predecessor Period:
Balance, December 31, 2004		151,414,143	$1,514	$235,081	$(254,384)	$(1,125)	$(21)	$3,106
Issuance of restricted stock		2,506,032	25	3,554	-	(3,579)	-	-
Issuance of common stock to employees		96,000	1	148	-	-	-	-
Cancellation of restricted stock		(230,064)	(2)	(302)	-	304	-	-
Amortization of deferred compensation cost		-	-	-	-	1,456	-	-
Accrual for restricted stock
issuance for key executive awards
and performance equity awards		-	-	2,969	-	-	-	-
Expense related to stock options		-	-	79	-	-	-	-
Retirement of stock to satisfy
employee tax withholding		(181,766)	(2)	(240)	(104)	-	-	-
Payments received on notes receivable
from officers and employees		-	-	-	-	-	20	-
Net loss	$(1,739)	-	-	-	(1,739)	-	-	-
Foreign currency translation adjustments	2,048	-	-	-	-	-	-	2,048
Unrealized gain on marketable securities	21	-	-	-	-	-	-	21
Reclassification adjustment for losses on
marketable securities included in income	11	-	-	-	-	-	-	11
Comprehensive income	$341

Balance, December 31, 2005		153,604,345	1,536	241,289	(256,227)	(2,944)	(1)	5,186
Reclass of deferred compensation -
restricted stock upon adoption of
SFAS No. 123(R)		-	-	(2,944)	-	2,944	-	-
Issuance of restricted stock		1,840,522	18	(18)	-	-	-	-
Issuance of common stock to employees		108,327	1	225	-	-	-	-
Cancellation of restricted stock		(17,202)	-	(16)	-	-	-	-
Amortization of stock-based compensation costs		-	-	1,850	-	-	-	-
Accrual for restricted stock issuance
for performance equity awards		-	-	674	-	-	-	-
Retirement of stock to satisfy
employee tax withholding		(351,908)	(3)	(629)	(526)	-	-	-
Payments received on notes receivable
from officers and employees		-	-	-	-	-	1	-
Net income	$47,214	-	-	-	47,214	-	-	-
Foreign currency translation adjustments	(154)	-	-	-	-	-	-	(154)
Unrealized gain on marketable securities	42	-	-	-	-	-	-	42
Reclassification adjustment for gains on
marketable securities included in income	(27)	-	-	-	-	-	-	(27)
Comprehensive income	$47,075

Balance, December 31, 2006		155,184,084	1,552	240,431	(209,539)	-	-	5,047
Cumulative effect of adoption of FIN 48		-	-	-	(3,082)	-	-	-
Issuance of restricted stock		1,032,615	10	(10)	-	-	-	-
Issuance of common stock to employees		25,504	-	-	-	-	-	-
Amortization of stock-based
compensation costs		-	-	379	-	-	-	-
Accrual for restricted stock issuance
for performance equity awards		-	-	32	-	-	-	-
Retirement of stock to satisfy
employee tax withholding		(109,149)	(1)	(287)	(112)	-	-	-
Vesting of restricted stock due to
change in control		-	-	6,294	-	-	-	-
Net loss	$(16,343)	-	-	-	(16,343)	-	-	-
Foreign currency translation adjustments	7	-	-	-	-	-	-	7
Comprehensive loss	$(16,336)
Balance, February 13, 2007		156,133,054	$1,561	$246,839	$(229,076)	$-	$-	$5,054

Successor Period:
Investment by Parent		100	$-	$256,434	$-	$-	$-	$-
Amortization of stock-based
compensation costs		-	-	8,371	-	-	-	-
Net loss	(77,113)	-	-	-	(77,113)	-	-	-
Foreign currency translation adjustments	29,042	-	-	-	-	-	-	29,042
Unrealized gain on marketable securities	4,224	-	-	-	-	-	-	4,224
Comprehensive loss	$(43,847)
Balance, December 31, 2007		100	$-	$264,805	$(77,113)	$-	$-	$33,266

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Cash flows from operating activities:
Reconciliation of net income (loss) to net cash
provided by operating activities of
continuing operations:
Net income (loss)	$(77,113)	$(16,343)	$47,214	$(1,739)
Income (loss) from discontinued
operations, net of tax	-	-	142	(47)
Depreciation and amortization	146,072	11,485	88,662	98,373
Deferred income tax provision (benefit)	(11,836)	302	874	(5,724)
Amortization of deferred financing costs	5,289	148	1,186	1,437
Amortization of debt discount (premium)	(72)	70	516	546
Amortization of stock-based compensation	8,372	6,673	1,850	1,456
Amortization of favorable lease facility	238	-	-	-
Allowance for collection of trade receivables	391	-	160	556
Reversal of allowance for notes receivable	-	(274)	-	-
Non-cash compensation expense	-	32	884	3,118
Non-cash expense related to stock options	-	-	-	79
Non-cash revenue	(3,621)	(88)	(17,658)	(15,237)
(Gain) loss on sale of marketable securities	-	-	(27)	11
(Gain) loss on sale of property and equipment	-	-	(4)	1
Gain on sale of seismic data	-	-	(231)	-
(Increase) decrease in receivables	(10,610)	9,074	(21,720)	14,619
(Increase) decrease in other assets	541	(521)	(81)	1,543
Increase (decrease) in deferred revenue	26,948	(7,767)	9,171	(6,289)
Increase (decrease) in accounts payable and
other liabilities	315	2,819	(2,431)	(719)
Net cash provided by operating activities of
continuing operations	$84,914	$5,610	$108,507	$91,984

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Cash flows from investing activities:
Cash invested in seismic data	$(58,656)	$(8,369)	$(76,785)	$(48,732)
Cash paid to acquire property and equipment	(731)	(60)	(1,204)	(985)
Cash paid for acquisition of company	(303)	-	-	-
Cash from disposal of property and equipment	-	-	3	13
Cash from sale of seismic data	-	-	231	-
Cash from sale of marketable securities	-	-	101	4
Decrease (increase) in restricted cash	(5)	-	(20)	77
Net cash used in investing activities of
continuing operations	(59,695)	(8,429)	(77,674)	(49,623)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	-	-	-
Repayment of 11.75% Senior Notes	(233,352)	-	-	(4,000)
Contributed capital	153,672	-	-	-
Purchase of Seitel stock	(386,556)	-	-	-
Principal payments on notes payable	(34)	(3)	(41)	(319)
Principal payments on capital lease obligations	(95)	(6)	(41)	(2,128)
Borrowings on line of credit	369	119	25	-
Payments on line of credit	(369)	(119)	(25)	-
Costs of debt and equity transactions	(17,258)	-	-	(185)
Purchase of common stock subsequently retired	-	(400)	(1,158)	(346)
Payments on notes receivable from officers and
employees	274	-	14	38
Net cash used in financing activities of
continuing operations	(83,349)	(409)	(1,226)	(6,940)

Effect of exchange rate changes	(2,745)	46	(326)	(772)
Cash flows from discontinued operations:
Cash provided by operating activities	-	-	22	168
Cash used in investing activities	-	-	(10)	(5)
Net increase (decrease) in cash and equivalents	(60,875)	(3,182)	29,293	34,812
Cash and equivalents at beginning of period	104,208	107,390	78,097	43,285
Cash and equivalents at end of period	$43,333	$104,208	$107,390	$78,097

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A-ORGANIZATION

On February 14, 2007, Seitel Acquisition Corp. ("Acquisition Corp.") was merged with and into Seitel, Inc. (the "Company"), pursuant to a merger agreement between the Company, Acquisition Corp. and Seitel Holdings, Inc. ("Holdings") dated October 31, 2006 (the "Merger").  Pursuant to the merger agreement, the Company continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.  Holdings is an investment entity controlled by ValueAct Capital Master Fund, L.P. ("ValueAct Capital").

In connection with the Merger, Acquisition Corp. conducted a cash tender offer and consent solicitation for all of the $189.0 million aggregate principal amount of the Company's 11.75% senior notes due 2011 (the "11.75% Senior Notes").  On February 14, 2007, the Company paid $187.0 million aggregate principal amount for all of the notes tendered.  In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture for the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger. $2.0 million aggregate principal amount of the 11.75% Senior Notes remain outstanding.

In addition, on February 14, 2007, the Company issued $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the "9.75% Senior Notes") pursuant to an indenture by and among the Company, certain subsidiary guarantors and LaSalle Bank National Association, as trustee.

The Company also entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. with a maximum credit amount of $25.0 million, subject to certain borrowing base limitations. All obligations are unconditionally guaranteed by the Company's domestic subsidiaries that are not borrowers under the new facility, subject to customary exceptions, exclusions and release mechanisms. The new facility is secured by a lien on substantially all of the Company's domestic assets, including equity interests in the Company's U.S. subsidiaries.

Pursuant to the Merger, all of the Company's outstanding common stock (other than shares of the Company owned by ValueAct Capital and certain shares owned by management investors, which were contributed for ownership in Holdings) was exchanged for $3.70 per share.  See Note D for further discussion of the accounting for the Merger.

NOTE B-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:  The Company has ownership in an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The main geographic regions of the Company's focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, Western Canada, Mississippi, Eastern Texas, the Rocky Mountain region and Northern Louisiana.   The majority of the Company's seismic data covers onshore regions within North America with the remainder covering offshore United States.  To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit ("Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for the year ended December 31, 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through December 31, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The consolidated financial statements for the Successor Period reflect the acquisition of the Company under the purchase method of accounting in accordance with Statement of Financial Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.  The consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005 are also presented as Predecessor.

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

In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data received and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses or revenue from data acquisitions, as applicable.  These transactions are valued at the fair value of the data received by the Company or licenses granted by the Company, whichever is more readily determinable.  In addition, the Company obtains third-party concurrence on the portfolio of all non-monetary exchanges for data of $500,000 or more in order to support its estimate of the fair value of the transactions.  The Company's estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company outsources the substantial majority of the work required to complete data acquisition projects to third party contractors.  The Company's payments to these third party contractors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period.  A typical survey includes specific activities required to complete the survey, each of which has value to the customers.  Typical activities, that often occur concurrently, include:

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company's non-exclusive license contracts specify the following:

  that all customers must also execute a master license agreement that governs the use of all data received under our non-exclusive license contracts;

   the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;

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

For licenses that have been invoiced but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily sales commissions).  This normally occurs under the library card, review and possession or review only license contracts because the data selection may occur over time.  Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available.

Revenue from Non-Monetary Exchanges

In certain cases, the Company will take ownership of a customer's seismic data or revenue interest (collectively referred to as "data") in exchange for a non-exclusive license to selected seismic data from the Company's library.  In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition.  In addition, the Company may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from the Company's library.  These exchanges are referred to as non-monetary exchanges.  A non-monetary exchange for data always complies with the following criteria:

  the data license delivered is always distinct from the data received;

  the customer forfeits ownership of its data; and

  the Company retains ownership in its data.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, which is, when the data is selected by the customer, or revenue from data acquisition, as applicable.  The data license to the customer is in the form of one of the four basic forms of contracts discussed above.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Fair value of the data exchanged is determined using a multi-step process as follows.

  First, the Company considers the value of the data or services received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data and, in the case of 3D seismic data, the cost that would be required to create the data.  In addition, the Company applies a limitation on the value it assigns per square mile on the data received.  In determining the value of the services received, the Company considers the cost of such similar services that it could obtain from a third party provider.
  Second, the Company determines the value of the license granted to the customer.  The range of cash transactions by the Company for licenses of similar data during the prior six months are evaluated. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.
  Third, the Company obtains concurrence from an independent third party on the portfolio of all non-monetary exchanges for data of $500,000 or more in order to support the Company's valuation of the data received.  The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements.

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Seismic data library additions	$7,091	$(7)	$16,496	$11,058

Revenue recognized based on specific
data licenses or selections of data	2,269	71	13,131	12,813

Revenue recognized related to
acquisition contracts	1,346	11	4,494	2,424

Revenue recognized related to data
management services	6	6	33	-

Revenue from Solutions

Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.

Trade Receivables:  The Company determines the adequacy of its allowance for doubtful accounts based on a periodic review of specific receivables for which revenue has been recognized.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In certain transactions, the Company may permit a customer to make payments on receivables over a period of time.  If such payments extend beyond one year from the transaction date, the Company discounts such receivable and recognizes interest income over the term of the payments.

Property and Equipment:  Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost for the Predecessor Period through February 13, 2007, at which time the Company adjusted its property and equipment for fair value in accordance with purchase accounting.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease.  Depreciation expense for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005 was $2.0 million, $0.3 million, $2.7 million and $3.1 million, respectively.

Marketable Equity Securities:  The Company accounts for its marketable equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company's marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income (loss) included in stockholder's equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

At December 31, 2007, total unrealized gains on marketable securities were $4.2 million.  The deferred tax expense of $1.5 million on the net gains was not recognized at December 31, 2007, due to the Company's deferred tax asset having a full valuation allowance.  The marketable securities held by the Company at December 31, 2007, have restrictions on trading until May 2009.

During 2006 the Company sold marketable securities in two transactions.  Proceeds from the sales were $101,000, with gross realized gains of $28,000 and gross realized losses of $1,000.

Debt Issue Costs:  Debt issue costs related to the Company's senior notes and revolving line-of-credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2007 and 2006 unamortized debt issue costs were $12.0 million and $4.6 million, respectively.

Business Combinations:  The Company accounts for the assets acquired and liabilities assumed in a business combination based on fair value estimates as of the date of acquisition. These estimates are revised during the allocation period as necessary if, and when, information becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent the fair value estimates are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in the purchase price allocation is included in results of operations in the periods in which the adjustments are determined.

In certain business combinations, the Company may agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels.  Contingent payments, when incurred, are recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Goodwill and Other Intangible Assets:  Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill and indefinite-lived intangibles.  At least annually, the Company evaluates whether goodwill and indefinite-lived intangibles are impaired.  Subsequent to the Merger, the Company established October 1 as its annual impairment testing date. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value.  The Company relies on discounted cash flow analysis, which requires significant judgments and estimates about the future operations, to develop the Company's estimates of fair value. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  To date, there has been no impairment of these assets.

The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 1 to 10 years.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  In assessing the realizability of deferred tax assets at December 31, 2007, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2007, accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided were $8.4 million.

Foreign Currency Translation:  For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholder's equity.  Accumulated translation gains were $29.1 million and $5.0 million at December 31, 2007 and 2006, respectively.  Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period. Transaction gains (losses) totaled $3.2 million, $(0.1) million, $0.3 million and $1.0 million for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.

Use of Derivatives:  The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments.  As of December 31, 2007 and 2006, the Company did not have any derivative contracts.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation:  Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," under which no compensation expense was recognized for stock options granted with an exercise price at least equal to the market price of the stock on the date of grant.  Accordingly, share-based compensation related to the Company's stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective application method. The adoption of SFAS No. 123(R) increased the Company's net income by $2.4 million for the year ended December 31, 2006.

Compensation expense related to the amortization of restricted stock awards was recognized prior to the implementation of SFAS No. 123(R).  Upon implementation of SFAS 123(R), the Company modified the amortization period over which it recognized compensation expense for its restricted stock issuances related to key executive awards and performance equity awards.  Prior to January 1, 2006, the Company recognized compensation expense for these restricted stock issuances over the service period.  Beginning in 2006, the Company recognized compensation expense for these restricted stock issuances beginning with the service inception date through the end of the vesting period resulting in a longer amortization period (less expense recognition) in 2006 than in the prior year.

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net loss for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2006 (in thousands):

2005

Net loss
As reported	$(1,739)
Less: Total stock-based employee expense
determined under SFAS No. 123, net of tax	-
Pro forma	$(1,739)

Employee Benefit Plans:  The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines.  The Company matches a percentage of the employee contributions up to certain limits.  Savings plan expense amounted to $379,000, $236,000, $490,000 and $206,000 for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximated their fair values as of December 31, 2007 and 2006, due to the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and note payable to a former executive approximated $342.4 million as of December 31, 2007, compared to the book value of $402.6 million.  The fair value of the 11.75% Senior Notes and note payable to a former executive approximated $234.7 million as of December 31, 2006, compared to the book value of $186.1 million.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Comprehensive Income (Loss):  In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income (loss) in the consolidated statements of stockholder's equity for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005. Accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. SFAS No. 157 is still effective for the Company on January 1, 2008, for recurring financial assets and liabilities carried at fair value.  For its financial assets and liabilities, the adoption of SFAS No. 157 will primarily impact the Company's disclosures and did not have an impact on its consolidated results of operations, cash flows or financial position. The Company is currently evaluating the impact with respect to its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115," which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The adoption of SFAS No. 159 on January 1, 2008 did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company will apply the standard prospectively to future business combinations with an acquisition date on or after January 1, 2009.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth a summary of the net book value of the Company's seismic data library (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	As of December 31,
	2007	2006

U.S. Onshore:
Gulf Coast Texas 3D	$83,571	$19,797
Southern Louisiana/Mississippi 3D	92,154	43,642
Rocky Mountain 3D	10,439	10,881
Northern Louisiana 3D	1,693	1,524
Other US 2D and 3D	41,771	6,429
Canadian 2D and 3D	105,082	38,405
U.S. Offshore	14,329	2,445

Total	$349,039	$123,123

At December 31, 2007 and 2006, 4.7% and 18.7%, respectively, of the net book value of the seismic data library were projects in progress.

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $1.7 million, $0.3 million, $1.8 million and $1.7 million for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.

Data Library Amortization

The Company amortizes its seismic data library investment using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over the useful life of the data.  With respect to each survey in the data library, the straight-line policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period (usually six months) has lapsed.

The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component.  This forecast is made by the Company annually and reviewed quarterly.  If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component.  The lowest amortization rate the Company applies using the income forecast method is 70%.  In addition, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library investment, and if required under SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," records an impairment charge with respect to such investment.  See discussion on "Seismic Data Library Impairment" below.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense totaled $139.0 million, $11.2 million, $86.0 million and $95.3 million for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.  The actual aggregate rate of amortization as a percentage of total seismic revenue was 111%, 61%, 47% and 66% for the same periods, respectively.  The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period and the amount of straight-line amortization recorded.  The income forecast amortization rates can vary by component and, as of January 1, 2008, range from 70% to 72% with a weighted average of 70.0%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. In connection with the Merger, this policy was also applied at February 13, 2007 (for the Predecessor Period).  Under this policy, the Company first records amortization using the income forecast method.  The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey.  This requirement is applied regardless of future-year revenue estimates for the library component of which the survey is a part and does not consider the existence of deferred revenue with respect to the library component or to any survey.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The estimation of future cash flows and fair value is highly subjective and inherently imprecise.  Estimates can change materially from period to period based on many factors, including those described in the preceding paragraph. Accordingly, if conditions change in the future, the Company may record impairment losses relative to its seismic data library investment, which could be material to any particular reporting period.

The Company did not have any impairment charges during the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor Period) or the years ended December 31, 2006 or 2005.

NOTE D-BUSINESS COMBINATIONS

The Company accounts for its business combinations in accordance with SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and requires that all such transactions be accounted for using the purchase method. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The Merger

As discussed in Note A, on February 14, 2007, Acquisition Corp. was merged with and into the Company.  The total purchase price in connection with the Merger was approximately $387.9 million, comprised of $386.6 million for the acquisition of the outstanding shares and $1.3 million for rollover shares by the management investors. In connection with the Merger, the warrants held by ValueAct Capital totaling 15,037,568 were cancelled. In addition, prior to the Merger, ValueAct Capital had invested $127.2 million in acquiring stock of the Company.

The total purchase price was allocated to the Company's net tangible and identifiable intangible assets based on their fair values established, in part, by an independent appraisal firm as of March 1, 2006 and February 14, 2007 as set forth below (in thousands):

Cash and receivables	$145,106
Property and equipment	11,397
Seismic data library	395,560
Identifiable intangibles	53,447
Goodwill	192,469
Prepaids and other assets	7,410
Accounts payable and accrued liabilities	(37,642)
Debt	(231,253)
Deferred revenue	(13,031)
Deferred income tax	(25,937)
Net assets acquired	$497,526

A summary of the allocation of purchase price to identifiable intangible assets, other than goodwill is as follows (in thousands):

Intangible assets:
Trade name	$900
Customer relationships	42,847
Internally developed software	7,989
Favorable facility lease	1,531
Covenants not to compete	180
Total	$53,447

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.

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

	Year Ended
	December 31,
	2007	2006

Revenue	$140,241	$165,261
Operating loss	(63,754)	(34,020)
Net loss	(92,786)	(61,153)

The pro forma financial information reflects the decreased revenue from selections of previously deferred revenue, additional amortization and depreciation expense and increased interest expense.  The pro forma financial information also reflects the elimination of merger expenses.

Other Acquisition Activity

In October 2007, the Company acquired a small data fulfillment company in Canada for approximately $349,000 in cash.  The purchase agreement specifies certain contingent consideration to be paid to the sellers if they meet specified revenue criteria within two years of the acquisition date.  As a result of the acquisition, the Company recorded approximately $450,000 in additional assets, including approximately $250,000 in customer relationships.  Approximately $100,000 of liabilities were assumed as a result of this acquisition.  The results of operations of this business have been included in the Company's consolidated financial statements from the date of acquisition.

NOTE E-GOODWILL AND OTHER INTANGIBLES

In connection with business combinations in 2007, the Company recorded goodwill and other intangible assets both in the U.S. and Canada.  The recorded gross carrying amount will change at each balance sheet date due to the impact of foreign currency fluctuations.  The following is a summary of the Company's intangible assets other than goodwill as of December 31, 2007 (in thousands):

	SUCCESSOR PERIOD
	DECEMBER 31, 2007
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated	Net Book
	Period	Amount	Amortization	Value

Intangible assets with determinable
useful lives:
Favorable facility lease	6 years	$1,804	$(253)	$1,551
Customer relationships	10 years	45,006	(3,928)	41,078
Covenants not to compete	1 year	180	(158)	22
Internally developed software	7 years	9,410	(1,176)	8,234
		$56,400	$(5,515)	$50,885
Trade names with indefinite lives		900	-	900
Total identifiable intangible assets		$57,300	$(5,515)	$51,785

The Company's trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment.  The trade names were determined to have indefinite lives due to the length of time the trade names have been in place.  The Company's current intentions are to maintain the trade names indefinitely.  All other intangible assets are amortized on a straight-line basis over their expected useful lives.  As of December 31, 2007, the weighted average amortization period for these intangible assets was 9.3 years.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense for the Company's intangible assets was $5.1 million during the period February 14, 2007 to December 31, 2007.  Estimated future amortization expense is as follows:  fiscal year ended 2008 - $6.2 million, fiscal year ended 2009 - $6.2 million, fiscal year ended 2010 - $6.2 million, fiscal year ended 2011 - $6.1 million, fiscal year ended 2012 - $6.1 million and thereafter - $20.1 million.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with SFAS No.144, "Accounting for the Impairment and Disposal of Long-Lived Assets."

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

As of January 1, 2007, the Company recorded the cumulative effect of adopting FIN 48 of $3.1 million as an increase to the balance of retained deficit.  A reconciliation of our beginning and ending gross unrecognized tax benefits for 2007 is as follows (in thousands):

Balance at beginning of period	$8,775
Additions based on current year tax positions	-
Additions based on prior year tax positions	(34)
Reductions in tax positions due to a lapse in statute	(57)
Reductions based on prior year tax positions	(6,868)
Settlements	-
Foreign currency translation	523
Balance at end of period	$2,339

As of December 31, 2007, approximately $1.9 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods.

In conjunction with the adoption of FIN 48, uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense.  As of January 1, 2007, we had $1.0 million of accrued interest and $0.6 million of accrued penalties.  As of December 31, 2007, we had $1.4 million of accrued interest and $0.4 million of accrued penalties.  Income tax expense (benefit) for the period February 14, 2007 to December 31, 2007 and for the period January 1, 2007 to February 13, 2007 included $0.1 million and $0.1 million, respectively, related to interest and penalties on unrecognized tax benefits.

The Company believes it is reasonably possible that, within the next 12 months, the amount of previously unrecognized tax benefits could decrease by approximately $2.9 million primarily as a result of the resolution of tax audits.

With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004, 2003 and 2000, respectively.

Income Tax Expense (Benefit)

The discussion of income taxes herein does not include the income tax effects of the Company's discontinued operations.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income (loss) from continuing operations before provision for income taxes for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005 is comprised of the following (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

U.S.	$(72,694)	$(14,608)	$47,090	$(8,514)
Foreign	(15,476)	(1,283)	(449)	1,952
	$(88,170)	$(15,891)	$46,641	$(6,562)

The provision (benefit) for income taxes for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005 is comprised of the following (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Current:
Federal	$(60)	$-	$15,189	$-
State	1,002	70	155	7
Foreign	(163)	80	(285)	941
	779	150	15,059	948

Deferred:
Federal	(4,224)	99	-	-
State	(64)	-	-	-
Foreign	(7,548)	203	876	(5,724)
	(11,836)	302	876	(5,724)

Change in beginning of year valuation allowance:
Federal	-	-	(16,650)	-
State	-	-	-	-
Foreign	-	-	-	-
	-	-	(16,650)	-

Tax provision:
Federal	(4,284)	99	(1,461)	-
State	938	70	155	7
Foreign	(7,711)	283	591	(4,783)
	$(11,057)	$452	$(715)	$(4,776)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Statutory Federal income tax	$(30,860)	$(5,562)	$16,324	$(2,297)
Capitalized merger expenses	(1,421)	1,791	-	-
Change in FIN 48	67	99	-	-
State income tax, less Federal benefit	610	46	101	5
Tax difference on foreign earnings	413	19	(7)	(2,465)
Change in foreign taxes	(2,447)	559	275	-
Canadian withholding tax	(342)	20	319	597
Change in tax reserve	-	-	(2,000)	-
Change in valuation allowance	22,812	3,309	(16,683)	(214)
Non-deductible expenses and other, net	111	171	956	(402)
Income tax expense (benefit)	$(11,057)	$452	$(715)	$(4,776)

Deferred Tax Asset/Liability

The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2007 and 2006 were as follows (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	Deferred Tax Assets (Liabilities)
	at December 31,
	2007	2006

Deferred tax assets:
Deferred revenue	$-	$1,263
Depreciation and amortization	7,015	62,640
Alternative minimum tax credit carryforward	1,782	1,843
Net operating loss carryforwards	30,729	9,420
Accrued expenses and other	5,847	5,773
Total deferred tax assets	45,373	80,939

Deferred tax liabilities:
Deferred revenue	(1,443)	-
Depreciation and amortization	(11,308)	-
Intangible assets	(16,352)	-
Unrealized gain on marketable securities	(1,479)	-
Deferred expenses and other	(230)	(294)
Total deferred tax liabilities	(30,812)	(294)

Valuation allowance:
Beginning balance	(75,664)	(92,347)
Decrease during the period	43,865	16,683
Total valuation allowance	(31,799)	(75,664)

Net deferred tax asset (liability)	$(17,238)	$4,981

During 2007, the Company's valuation allowance provided against its net deferred tax asset decreased by $43.9 million.   This change was due to (i) a reduction in the valuation allowance of $87.7 million resulting from the purchase accounting adjustments in connection with the Merger and (ii) an increase in the valuation allowance of $43.8 million primarily related to net operating losses incurred in 2007 for which utilization is uncertain.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2007, the Company has a U.S. Federal net operating loss ("NOL") carryforward of approximately $87.8 million which can be used to offset U.S. income taxes payable in future years.  This U.S. NOL carryforward will expire in periods beginning 2024 through 2027.  As of December 31, 2007, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1.8 million which can be used to offset regular Federal income taxes payable in future years.  The AMT credit has an indefinite carryforward period.  As of December 31, 2007, the Company has Canadian NOL carryforwards of approximately $34,000 which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in 2027.

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

NOTE G-DEBT

The following is a summary of the Company's debt (in thousands):

	SUCCESSOR	PREDECESSOR
	PERIOD	PERIOD
	December 31,	December 31,
	2007	2006

9.75% Senior Notes	$400,000	$-
11.75% Senior Notes	2,000	189,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	300	337
	402,300	189,337
Plus: Premium on debt	333	-
Less: Debt discount	-	(3,212)
	$402,633	$186,125

9.75% Senior Unsecured Notes:  On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% Senior Notes.  The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger.  As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007.  These notes mature on February 15, 2014.  Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year.  As of December 31, 2007, accrued interest totaled $14.6 million and was included in accrued liabilities on the Consolidated Balance Sheet.  The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.75% Senior Unsecured Notes:  On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% Senior Notes.  As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the Successor financial statements related to these notes.  Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year.  As of December 31, 2007, accrued interest totaled $0.1 million and was included in accrued liabilities on the Consolidated Balance Sheet.  The remaining $2.0 million of notes mature on July 15, 2011.  The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.

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

Subsidiary Revolving Line of Credit:  Olympic has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans, bankers' acceptances or letters of credit. The interest rate applicable to borrowings is the bank's prime rate plus 0.35% per annum and 1.50% per annum for bankers' acceptances.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, but is not guaranteed by the Company or any of its other U.S. subsidiaries.  However, all intercompany debt owing by Olympic to the Company or to any other U.S. subsidiary of the Company (approximately $4.4 million (Canadian) at December 31, 2007) has been subordinated to the repayment of Olympic's obligations under the revolving credit facility.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013.  The note is non-interest bearing.  The note is guaranteed by Olympic.

Aggregate Maturities:  The aggregate maturities of the Company's debt over the next five years and thereafter are as follows: $44,000 in 2008, $49,000 in 2009, $54,000 in 2010, $2,059,000 in 2011, $65,000 in 2012 and $400,029,000 thereafter.

NOTE H-LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $3.8 million and $3.1 million at December 31, 2007 and 2006, respectively, are included in property and equipment.  Accumulated depreciation related to such assets was $0.2 million and $0.7 million at December 31, 2007 and 2006, respectively.  Depreciation on the assets recorded under capital leases is included in depreciation expense.

The Company leases office space under operating leases, some of which include renewal options. Rental expense for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005 was approximately $1.4 million, $0.2 million, $1.4 million and $1.3 million, respectively.  The Company received income from subleases of approximately $217,000, $27,000, $213,000 and $263,000 for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005, respectively.

Future minimum lease payments for the five years subsequent to December 31, 2007, thereafter and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2008	$375	$1,247
2009	376	1,231
2010	375	1,203
2011	375	1,189
2012	401	767
Thereafter	4,085	287
Total minimum lease payments	5,987	$5,924
Less amount representing interest	(2,139)
Present value of net minimum lease payments	$3,848

On April 30, 2002, Olympic entered into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada.  Proceeds of the sale were $3.6 million (Canadian dollars).  The term of the lease is a 20-year capital lease with lease payments of:  $336,000 (Canadian dollars) in years 1-5; $370,860 (Canadian dollars) in years 6-10; $409,500 (Canadian dollars) in years 11-15; and $452,340 (Canadian dollars) in years 16-20.  The transaction resulted in a gain on the sale of $737,000, which, prior to the Merger, was deferred and recognized into income over the term of the lease.  In connection with the Merger, the deferred gain was eliminated.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE I-COMMITMENTS AND CONTINGENCIES

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

In addition to the lawsuit described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2007, the Company did not have any amounts accrued related to the claims set forth above, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.  If the party was to prevail against the Company in the case described above that has not been settled, the amounts of any judgments against the Company or settlements that the Company may enter into could be material to the Company's financial statements for any particular reporting period.

NOTE J-STOCK-BASED COMPENSATION

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The amounts of stock-based compensation expense recognized in the periods presented are as follows (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Included in reported
selling, general and
administrative expenses

Restricted stock	$-	$412	$2,734	$4,573
Stock options	8,371	-	-	79
Total	$8,371	$412	$2,734	$4,652

Included in merger expenses

Restricted stock	$-	$6,294	$-	$-
Total	$-	$6,294	$-	$-

Stock-based compensation
expense	$8,371	$6,706	$2,734	$4,652

The Company has not recognized any tax benefits related to stock based compensation for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005.

Successor

Non-qualified Options

The 2007 Non-Qualified Stock Option Plan ("the Plan") was adopted effective February 14, 2007.  The Plan authorizes stock options to be granted to the Company's key employees and non-employee directors for up to 94,886 shares of Holdings' common stock.  Since adoption of the Plan, 93,793 total non-qualified stock options ("Options"), with an exercise price of $389.42 per share have been issued.  At December 31, 2007, 1,093 options remain available for grant under the Plan.  The Options contain only service condition requirements and vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date.  The options provide for accelerated vesting after a change in control.  The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting).  Upon exercise of the Options, shares will be issued from authorized but unissued shares of Holdings.

The fair value of the Options was estimated on each grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

SUCCESSOR
PERIOD
February 14, 2007-
December 31, 2007

Weighted average grant date fair value per share	$197.95
Weighted average assumptions used:
Expected volatility	45%
Expected life (in years)	6.25
Risk free interest rate	4.69%
Expected dividend yield	0.0%

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. When establishing its expected life assumptions, the Company used the "simplified" method prescribed in SEC Staff Accounting Bulletin No. 107, "Shared-Based Payment," for companies that do not have adequate historical data.

The following table summarizes stock option activity during the period February 14, 2007 to December 31, 2007 (Successor Period) (shares in thousands):

		Weighted
		Average
		Exercise
	Options	Price

Outstanding at February 14, 2007	-	-
Granted	94	$389.42
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2007	94	$389.42
Options exercisable at December 31, 2007	-	-
Available for grant at December 31, 2007	1	-

The weighted-average grant-date fair value of options granted during the period February 14, 2007 to December 31, 2007 was $197.95.

As of December 31, 2007, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations, was $10.2 million and will be recognized using graded vesting over a weighted average period of 3.1 years.

Predecessor

Restricted Stock and Common Stock

In accordance with the 2004 Stock Option Plan, 7,500,000 shares of the Company's common stock were initially reserved and available for stock-based awards, including options, restricted stock or other stock-based awards. The exercise price, term and other conditions applicable to each award granted under the 2004 Stock Option Plan were generally determined by the Compensation Committee at the time of grant and varied with each award granted.

As a result of the Merger, any and all unvested restricted stock outstanding at February 13, 2007 immediately vested.  The Company recorded in merger expenses a non-cash charge for stock compensation expense of approximately $6.3 million in the Predecessor Period as a result of this accelerated vesting.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity of non-vested restricted stock during the period January 1, 2007 to February 13, 2007 and the years ended December 31, 2006 and 2005 (shares in thousands):

	January 1, 2007 -		Year Ended December 31,
	February 13, 2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of period	3,692	$2.14	2,965	$1.36	1,038	$1.10
Granted	1,033	$3.56	1,841	$2.92	2,506	$1.40
Vested	(4,725)	$2.45	(1,097)	$1.35	(349)	$1.11
Forfeited	-	-	(17)	$1.86	(230)	$1.32
Non-vested at end of period	-	-	3,692	$2.14	2,965	$1.36

During the period January 1, 2007 to February 13, 2007 and the years ended December 31, 2006 and 2005, 25,504, 108,327 and 96,000 shares, respectively, of common stock were awarded to employees at an average fair value of $3.56, $2.99 and $1.55 per share, respectively.

Stock Options

No stock options were granted under the 2004 Stock Option Plan.

On July 2, 2004, the Company granted its then chairman of the board options to purchase 100,000 shares of its common stock at an exercise price of $1.30, the market price of the common stock on such date. Such options became exercisable on July 2, 2005. Such options were not granted under the 2004 Stock Option Plan.  As a result of the Merger, the outstanding stock options were purchased at the Merger consideration price of $3.70 per share, less the exercise price of $1.30 per share.

The following table summarizes stock option activity during the period January 1, 2007 to February 13, 2007 and the years ended December 31, 2006 and 2005 (shares in thousands):

	January 1, 2007 -		Year Ended December 31,
	February 13, 2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	100	$1.30	100	$1.30	100	$1.30
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Paid out at Merger closing	(100)	$1.30	-	-	-	-

Outstanding at end of period	-	-	100	1.30	100	1.30

Options exercisable at end of period	-		100		100
Available for grant at end of period	-		2,730		4,310

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE K-RELATED PARTY TRANSACTIONS

The Company reimbursed ValueAct Capital approximately $1.1 million in the period from February 14, 2007 to December 31, 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger.  This amount due to ValueAct Capital was recorded as a purchase price adjustment.  There were no amounts payable to ValueAct Capital as of December 31, 2007.

The Company owns 20% of Wandoo Energy LLC ("Wandoo"), a privately owned oil and gas prospecting company.  The Company's Chief Operating Officer serves as the Company's representative on the board of directors of Wandoo.  During 2006 and 2005, the Company paid $84,000 and $49,000, respectively, to Wandoo's president for geophysical consulting services. Such agreement for geophysical consulting services expired in December 2006. In addition, during the year ended December 31, 2006, Wandoo funded a portion of certain of the Company's seismic data processing projects that totaled approximately $155,000.

NOTE L-MAJOR CUSTOMERS

Three customers each accounted for 10% or more of the Company's revenue for the period January 1, 2007 to February 13, 2007 (Predecessor Period).  No single customer accounted for 10% or more of revenue during the period February 14, 2007 to December 31, 2007 (Successor Period) or each of the years ended December 31, 2006 and 2005.

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

NOTE M-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at December 31, 2007 and 2006 of $110,000 and $105,000, respectively, related to collateral on a seismic operations bond.

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

Income taxes paid during the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor Period) and the years ended December 31, 2006 and 2005 were $1.7 million, $1,000, $286,000 and $17,000, respectively.  In the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor Period) and the years ended December 31, 2006 and 2005, the Company received income tax refunds of $310,000, $0, $393,000 and $1.1 million, respectively.  Interest paid during the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor period) and the years ended December 31, 2006 and 2005 was $21.7 million, $11.2 million, $22.5 million and $23.9 million, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant non-cash investing and financing activities are as follows:

During the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor Period) and the years ended December 31, 2006 and 2005, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Non-monetary exchanges related to resale
licensing revenue	$7,981	$(7)	$5,838	$9,383
Non-monetary exchanges from underwriting of
new data acquisition	3,597	-	5,782	4,114
Non-monetary exchanges related to data
management services	-	-	52	-
Completion of data in progress from prior
non-monetary exchanges	600	-	5,424	1,964
Less: Non-monetary exchanges for data
in progress	(5,087)	-	(600)	(4,403)
Total non-cash additions to seismic data library	$7,091	$(7)	$16,496	$11,058

Non-cash revenue consisted of the following for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the years ended December 31, 2006 and 2005 (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Acquisition revenue on underwriting from
non-monetary exchange contracts	$1,346	$11	$4,494	$2,424
Licensing revenue from specific data
licenses and selections on non-
monetary exchange contracts	2,269	71	13,131	12,813
Data management revenue	6	6	33	-
Total non-cash revenue	$3,621	$88	$17,658	$15,237

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE N-INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

Geographic information for the periods presented is as follows (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total

February 14, 2007 to December 31, 2007
(Successor Period)
Revenue	$91,840	$37,962	$-	$129,802
Assets	625,685	117,415	1	743,101

January 1, 2007 to February 13, 2007
(Predecessor Period)
Revenue	$13,113	$5,897	$-	$19,010
Assets	224,286	65,096	2	289,384

Year ended December 31, 2006
(Predecessor Period)
Revenue	$150,154	$41,702	$63	$191,919
Assets	239,760	65,615	60	305,435

Year ended December 31, 2005
(Predecessor Period)
Revenue	$97,071	$52,087	$20	$149,178
Assets	175,235	71,307	129	246,671

The Company's revenues may be divided into two major categories, (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services.  Revenue by type of service for the periods presented is as follows (in thousands):

	SUCCESSOR
	PERIOD	PREDECESSOR PERIOD
	February 14, 2007 -	January 1, 2007 -	Year Ended December 31,
	December 31, 2007	February 13, 2007	2006	2005

Acquisition and licensing of seismic data	$125,069	$18,386	$184,520	$143,955
Reproduction and delivery of seismic data
and other services	4,733	624	7,399	5,223
	$129,802	$19,010	$191,919	$149,178

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE O-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. The Company's payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of December 31, 2007 (Successor Period) and December 31, 2006 (Predecessor Period), and the consolidating condensed statements of operations and statements of cash flows for the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor Period) and the two years ended December 31, 2006 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of December 31, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$36,847	$6,486	$-	$43,333
Restricted cash	-	110	-	-	110
Receivables
Trade, net	-	36,183	15,732	-	51,915
Notes and other, net	-	1,335	855	-	2,190
Intercompany receivables (payables)	174,299	(159,894)	(14,405)	-	-
Investment in subsidiaries	418,152	457,966	775	(876,893)	-
Net seismic data library	-	243,957	105,082	-	349,039
Net property and equipment	-	4,291	6,705	-	10,996
Investment in marketable securities	-	4,224	-	-	4,224
Prepaid expenses, deferred charges
and other	13,050	8,645	568	-	22,263
Intangible assets, net	923	29,310	21,552	-	51,785
Goodwill	-	107,108	100,138	-	207,246

TOTAL ASSETS	$606,424	$770,082	$243,488	$(876,893)	$743,101

LIABILITIES AND STOCKHOLDER'S
EQUITY
Accounts payable and accrued liabilities	$15,374	$18,792	$15,159	$-	$49,325
Income taxes payable	721	209	18	-	948
Senior Notes	402,333	-	-	-	402,333
Notes payable	300	-	-	-	300
Obligations under capital leases	-	-	3,848	-	3,848
Deferred revenue	-	34,823	13,328	-	48,151
Deferred income taxes	4	-	17,234	-	17,238
TOTAL LIABILITIES	418,732	53,824	49,587	-	522,143

STOCKHOLDER'S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	264,805	-	-	-	264,805
Parent investment	-	764,762	172,172	(936,934)	-
Retained deficit	(77,113)	(52,728)	(7,313)	60,041	(77,113)
Accumulated other comprehensive
income	-	4,224	29,042	-	33,266
TOTAL STOCKHOLDER'S EQUITY	187,692	716,258	193,901	(876,893)	220,958

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$606,424	$770,082	$243,488	$(876,893)	$743,101

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET

PREDECCESSOR PERIOD

As of December 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and equivalents	$-	$101,043	$6,347	$-	$107,390
Restricted cash	-	105	-	-	105
Receivables
Trade, net	-	40,786	11,358	-	52,144
Notes and other, net	59	213	623	-	895
Intercompany receivables (payables)	284,395	(268,346)	(15,780)	(269)	-
Investment in subsidiaries	(59,599)	318,146	59,498	(318,045)	-
Net seismic data library	-	84,718	41,636	(3,231)	123,123
Net property and equipment	-	4,122	3,506	-	7,628
Prepaid expenses, deferred charges
and other	4,651	3,902	616	-	9,169
Deferred income taxes	-	-	4,981	-	4,981

TOTAL ASSETS	$229,506	$284,689	$112,785	$(321,545)	$305,435

LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable and accrued liabilities	$10,288	$15,732	$4,817	$-	$30,837
Income taxes payable	659	-	-	-	659
Senior Notes	185,788	-	-	-	185,788
Notes payable	337	-	-	-	337
Obligations under capital leases	-	-	2,913	-	2,913
Deferred revenue	-	35,974	11,436	-	47,410
TOTAL LIABILITIES	197,072	51,706	19,166	-	267,944

STOCKHOLDERS' EQUITY
Common stock	1,552	-	-	-	1,552
Additional paid-in capital	240,431	-	-	-	240,431
Parent investment	-	209,770	21,242	(231,012)	-
Retained earnings (deficit)	(209,539)	23,222	67,316	(90,538)	(209,539)
Accumulated other comprehensive
income (loss)	(10)	(9)	5,061	5	5,047
TOTAL STOCKHOLDERS' EQUITY	32,434	232,983	93,619	(321,545)	37,491

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$229,506	$284,689	$112,785	$(321,545)	$305,435

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

February 14, 2007 - December 31, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$99,449	$33,698	$(3,345)	$129,802

EXPENSES:
Depreciation and amortization	158	107,618	38,296	-	146,072
Cost of sales	-	168	50	-	218
Selling, general and administrative	9,081	15,276	12,381	(3,345)	33,393
Merger	-	2,622	35	-	2,657
	9,239	125,684	50,762	(3,345)	182,340

LOSS FROM OPERATIONS	(9,239)	(26,235)	(17,064)	-	(52,538)

Interest expense, net	(15,146)	(22,775)	(923)	-	(38,844)
Foreign currency exchange gains	-	-	3,173	-	3,173
Other income	-	39	-	-	39

Loss before income taxes and equity in
loss of subsidiaries	(24,385)	(48,971)	(14,814)	-	(88,170)
Benefit for income taxes	-	(3,556)	(7,501)	-	(11,057)
Equity in loss of subsidiaries	(52,728)	(7,313)	-	60,041	-

NET LOSS	$(77,113)	$(52,728)	$(7,313)	$60,041	$(77,113)

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

PREDECCESSOR PERIOD

For the Year Ended December 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$151,616	$42,477	$(2,174)	$191,919

EXPENSES:
Depreciation and amortization	-	62,808	26,834	(980)	88,662
Gain on sale of seismic data	-	(2,377)	-	2,146	(231)
Cost of sales	-	211	23	-	234
Selling, general and administrative	1,985	22,951	13,168	(2,174)	35,930
Merger	-	1,449	-	-	1,449
	1,985	85,042	40,025	(1,008)	126,044

INCOME (LOSS) FROM OPERATIONS	(1,985)	66,574	2,452	(1,166)	65,875

Interest expense, net	(1,743)	(16,446)	(1,331)	-	(19,520)
Foreign currency exchange gains	-	64	195	-	259
Gain on sale of marketable securities	-	-	27	-	27

Income (loss) from continuing operations
before income taxes and equity in
income (loss) of subsidiaries	(3,728)	50,192	1,343	(1,166)	46,641
Provision (benefit) for income taxes	-	(1,217)	502	-	(715)
Equity in income (loss) of subsidiaries	50,942	67,602	(22)	(118,522)	-

Income from continuing operations	47,214	119,011	819	(119,688)	47,356

Loss from discontinued operations, net
of tax	-	(142)	-	-	(142)

NET INCOME	$47,214	$118,869	$819	$(119,688)	$47,214

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

PREDECESSOR PERIOD

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

February 14, 2007 - December 31, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(22,340)	$77,152	$30,102	$-	$84,914

Cash flows from investing activities:
Cash invested in seismic data	-	(36,887)	(21,769)	-	(58,656)
Cash paid to acquire property
and equipment	-	(607)	(124)	-	(731)
Cash paid for acquisition of company	-	-	(303)	-	(303)
Increase in restricted cash	-	(5)	-	-	(5)
Net cash used in investing activities	-	(37,499)	(22,196)	-	(59,695)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	-	-	-	400,000
Repayment of 11.75% Senior Notes	(233,352)	-	-	-	(233,352)
Contributed capital	153,672	-	-	-	153,672
Purchase of Seitel stock	(386,556)	-	-	-	(386,556)
Principal payments on notes payable	(34)	-	-	-	(34)
Principal payments on capital
lease obligations	-	-	(95)	-	(95)
Borrowings on line of credit	-	-	369	-	369
Payments on line of credit	-	-	(369)	-	(369)
Cost of debt and equity transactions	(17,258)	-	-	-	(17,258)
Payments on notes receivable from
officers and employees	-	274	-	-	274
Intercompany transfers	105,868	(105,868)	-	-	-
Net cash provided by (used in)
financing activities	22,340	(105,594)	(95)	-	(83,349)

Effect of exchange rate changes	-	-	(2,745)	-	(2,745)
Net increase (decrease) in cash
and equivalents	-	(65,941)	5,066	-	(60,875)
Cash and equivalents at beginning of period	-	102,788	1,420	-	104,208
Cash and equivalents at end of period	$-	$36,847	$6,486	$-	$43,333

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

PREDECESSOR PERIOD

January 1, 2007 - February 13, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(11,821)	$19,894	$(2,463)	$-	$5,610

Cash flows from investing activities:
Cash invested in seismic data	-	(7,500)	(869)	-	(8,369)
Cash paid to acquire property
and equipment	-	(27)	(33)	-	(60)
Net cash used in investing activities	-	(7,527)	(902)	-	(8,429)

Cash flows from financing activities:
Principal payments on notes payable	(3)	-	-	-	(3)
Principal payments on capital
lease obligations	-	-	(6)	-	(6)
Borrowings on line of credit	-	-	119	-	119
Payments on line of credit	-	-	(119)	-	(119)
Purchase of common stock
subsequently retired	(400)	-	-	-	(400)
Intercompany transfers	12,224	(10,622)	(1,602)	-	-
Net cash provided by (used in)
financing activities	11,821	(10,622)	(1,608)	-	(409)

Effect of exchange rate changes	-	-	46	-	46
Net increase (decrease) in cash
and equivalents	-	1,745	(4,927)	-	(3,182)
Cash and equivalents at
beginning of period	-	101,043	6,347	-	107,390
Cash and equivalents at end of period	$-	$102,788	$1,420	$-	$104,208

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

PREDECESSOR PERIOD

For the Year Ended December 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities of
continuing operations	$(24,064)	$108,278	$24,293	$-	$108,507

Cash flows from investing activities:
Cash invested in seismic data	-	(62,820)	(16,111)	2,146	(76,785)
Cash paid to acquire property
and equipment	-	(826)	(378)	-	(1,204)
Cash from disposal of property
and equipment	-	3	-	-	3
Proceeds from sale of seismic data		2,377	-	(2,146)	231
Net proceeds from sale of
marketable securities	-	-	101	-	101
Increase in restricted cash	-	(20)	-	-	(20)
Net cash used in investing activities
of continuing operations	-	(61,286)	(16,388)	-	(77,674)

Cash flows from financing activities:
Principal payments on notes payable	(41)	-	-	-	(41)
Principal payments on capital
lease obligations	-	-	(41)	-	(41)
Borrowings on line of credit	-	-	25	-	25
Payments on line of credit	-	-	(25)	-	(25)
Purchase of common stock
subsequently retired	(1,158)	-	-	-	(1,158)
Payments on notes receivable from
officers and employees	-	14	-	-	14
Intercompany transfers	25,263	(17,405)	(7,858)	-	-
Net cash provided by (used in)
financing activities of
continuing operations	24,064	(17,391)	(7,899)	-	(1,226)

Effect of exchange rate changes	-	-	(326)	-	(326)
Cash flows from discontinued operations:
Cash provided by operating activities	-	22	-	-	22
Cash used in investing activities	-	(10)	-	-	(10)
Net increase (decrease) in cash
and equivalents	-	29,613	(320)	-	29,293
Cash and equivalents at beginning of period	-	71,430	6,667	-	78,097
Cash and equivalents at end of period	$-	$101,043	$6,347	$-	$107,390

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

PREDECESSOR PERIOD

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE P-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.

	PREDECESSOR PERIOD	SUCCESSOR PERIOD
	January 1, 2007 -	February 14, 2007 -	Quarter Ended
	February 13, 2007	March 31, 2007	June 30	Sept. 30	Dec. 31
	(in thousands)
2007
Revenue	$19,010	$17,298	$30,371	$28,356	$53,777
Operating loss	(13,517)	(9,823)	(17,755)	(18,430)	(6,530)
Net loss	(16,343)	(14,832)	(24,245)	(23,225)	(14,811)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2006
Revenue	$44,698	$48,542	$45,877	$52,802
Operating income	12,039	16,521	16,437	20,878
Income from continuing operations	6,786	12,628	14,016	13,926
Income (loss) from discontinued operations	13	(9)	(146)	-
Net income	6,799	12,619	13,870	13,926

		EXHIBIT INDEX
			Page
Exhibit		Title	Number

10.2		Amended and Restated Loan and Security Agreement by and among Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender, dated February 14, 2007.	109
10.9		Stock Purchase Agreement by and between Seitel Holdings, Inc. and John E. Jackson, dated August 1, 2007.	172
10.12		Joinder to Securities Holders Agreement and Registration Rights Agreement of John E. Jackson, dated August 1, 2007.	181
21.1		List of Subsidiaries.	187
31.1		Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).	189
31.2		Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).	191
32.1	**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	193
32.2	**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	195

_______________

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

Report of Independent Registered Public Accounting

Firm on Financial Statement Schedule

Audit Committee, Board of Directors

and Stockholder

Seitel, Inc.

Houston, Texas

In connection with our audits of the consolidated financial statements of Seitel, Inc., for the period from February 14, 2007 through December 31, 2007 (successor period), January 1, 2007 through February 13, 2007 (predecessor period) and each of the years ended December 31, 2006 and 2005 (predecessor period), we have also audited the financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule, based on our audits of the basic consolidated financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the 2007, 2006 and 2005 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas

March 28, 2008

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the Periods February 14, 2007 to December 31, 2007 (Successor Period) and

January 1, 2007 to February 13, 2007 (Predecessor Period) and for the

Years Ended December 31, 2006 and 2005

(Amounts in thousands)

	Balance at beginning of period	Charged to expense	Deductions from reserves		Balance at end of period

February 14, 2007 - December 31, 2007 (Successor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-		$3,164
Allowance for doubtful accounts	316	391	(19)		688
Allowance for notes receivable	275	-	(37)		238
Allowance for stock notes receivable
from former employees	493	-	-		493
Valuation allowance on deferred tax asset	87,714	31,799	(87,714)		31,799
Total	$91,962	$32,190	$(87,770)		$36,382

January 1, 2007 - February 13, 2007 (Predecessor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-		$3,164
Allowance for doubtful accounts	316	-	-		316
Allowance for notes receivable	275	-	-		275
Allowance for stock notes receivable
from former employees	767	(274)	-		493
Valuation allowance on deferred tax asset	75,664	12,050	-		87,714
Total	$80,186	$11,776	$-		$91,962

Year ended December 31, 2006 (Predecessor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-		$3,164
Allowance for doubtful accounts	900	160	(744)		316
Allowance for notes receivable	275	-	-		275
Allowance for stock notes receivable
from former employees	767	-	-		767
Valuation allowance on deferred tax asset	92,347	(16,683)	-		75,664
Total	$97,453	$(16,523)	$(744)		$80,186

Year ended December 31, 2005 (Predecessor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-		$3,164
Allowance for doubtful accounts	421	556	(77)		900
Allowance for notes receivable	275	-	-		275
Allowance for stock notes receivable
from former employees	767	-	-		767
Valuation allowance on deferred tax asset	92,606	(214)	(45)	(1)	92,347
Total	$97,233	$342	$(122)		$97,453

(1)	Reflects foreign currency differences between years.