Form 10-Q
period 2008-03-31
SEITEL INC
filed 2008-05-14
CIK 750813

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-144844
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☒	No	☐

As of May 12, 2008, there were 100 shares of the Company's common stock, par value $.001 per share outstanding.

INDEX

Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.................................................................................	3

	Condensed Consolidated Balance Sheets (Unaudited)..................................		3

	Condensed Consolidated Statements of Operations (Unaudited)....................		4

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited)......		5

	Condensed Consolidated Statement of Stockholder's Equity (Unaudited)......		6

	Condensed Consolidated Statements of Cash Flows (Unaudited)...................		7

	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)..		9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations...........................................................................	27

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk...........................	36

	Item 4T.	Controls and Procedures............................................................................	36

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.....................................................................................	37

	Item 6.	Exhibits....................................................................................................	37

	Signatures ................................................................................................................		38

(Index)

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$37,149	$43,333
Restricted cash	111	110
Receivables
Trade, net of allowance for doubtful accounts of
$685 and $688, respectively	35,517	51,915
Notes and other, net of allowance for doubtful accounts
of $225 and $238, respectively	196	2,190
Net seismic data library, net of accumulated amortization
of $181,869 and $140,742, respectively	339,044	349,039
Net property and equipment, net of accumulated depreciation
and amortization of $2,959 and $2,335, respectively	10,120	10,996
Investment in marketable securities	4,920	4,224
Prepaid expenses, deferred charges and other	20,931	22,263
Intangible assets, net of accumulated amortization of
$6,949 and $5,515, respectively	49,430	51,785
Goodwill	203,366	207,246

TOTAL ASSETS	$700,784	$743,101

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$40,430	$49,325
Income taxes payable	2,393	948
Debt
Senior Notes	402,312	402,333
Notes payable	290	300
Obligations under capital leases	3,668	3,848
Deferred revenue	40,623	48,151
Deferred income taxes	13,503	17,238
TOTAL LIABILITIES	503,219	522,143

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at March 31, 2008 and
December 31, 2007	-	-
Additional paid-in capital	266,591	264,805
Retained deficit	(95,539)	(77,113)
Accumulated other comprehensive income	26,513	33,266
TOTAL STOCKHOLDER'S EQUITY	197,565	220,958

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$700,784	$743,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	February 13, 2007

REVENUE	$47,382	$17,298	$19,010

EXPENSES:
Depreciation and amortization	44,855	22,233	11,485
Cost of sales	114	9	8
Selling, general and administrative	10,435	4,434	3,577
Merger	357	445	17,457
	55,761	27,121	32,527

LOSS FROM OPERATIONS	(8,379)	(9,823)	(13,517)

Interest expense, net	(9,895)	(9,185)	(2,284)
Foreign currency exchange gains (losses)	(846)	179	(102)
Other income	-	-	12

Loss before income taxes	(19,120)	(18,829)	(15,891)
Provision (benefit) for income taxes	(694)	(3,997)	452

NET LOSS	$(18,426)	$(14,832)	$(16,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	February 13, 2007

Net loss	$(18,426)	$(14,832)	$(16,343)

Unrealized gains on securities held as
available for sale, net of tax	696	-	-

Foreign currency translation adjustments	(7,449)	1,863	7

Comprehensive loss	$(25,179)	$(12,969)	$(16,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income

Balance, December 31,2007	100	$-	$264,805	$(77,113)	$33,266
Amortization of stock-based
compensation costs	-	-	1,786	-	-
Net loss	-	-	-	(18,426)	-
Foreign currency translation
adjustments	-	-	-	-	(7,449)
Unrealized gain on marketable
securities, net of tax	-	-	-	-	696
Balance, March 31, 2008	100	$-	$266,591	$(95,539)	$26,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	February 13, 2007

Cash flows from operating activities:
Reconciliation of net loss to net cash provided
by operating activities:
Net loss	$(18,426)	$(14,832)	$(16,343)
Depreciation and amortization	44,855	22,233	11,485
Deferred income tax provision (benefit)	(2,299)	(6,151)	302
Amortization of deferred financing costs	393	4,126	148
Amortization of debt discount (premium)	(21)	(10)	70
Amortization of stock-based compensation	1,786	1,178	6,673
Amortization of favorable facility lease	71	31	-
Allowance for collection of trade receivables	23	6	-
Reversal of allowance for notes receivables	-	-	(274)
Non-cash compensation expense	-	-	32
Non-cash revenue	(5,411)	(636)	(88)
Decrease (increase) in receivables	15,800	(8,491)	9,074
Decrease (increase) in other assets	40	775	(521)
Increase (decrease) in deferred revenue	(10,201)	6,619	(7,767)
Increase (decrease) in accounts payable
and other liabilities	(9,105)	(9,393)	2,819
Net cash provided by (used in) operating
activities of continuing operations	17,505	(4,545)	5,610

Cash flows from investing activities:
Cash invested in seismic data	(24,201)	(7,722)	(8,369)
Cash paid to acquire property and equipment	(49)	(26)	(60)
Increase in restricted cash	(1)	(1)	-
Net cash used in investing activities	(24,251)	(7,749)	(8,429)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	-	400,000	-
Repayment of 11.75% Senior Notes	-	(233,352)	-
Contributed capital	-	153,473	-
Purchase of Seitel stock	-	(386,556)	-
Principal payments on notes payable	(10)	(4)	(3)
Principal payments on capital lease obligations	(33)	(6)	(6)
Borrowings on line of credit	261	53	119
Payments on line of credit	(261)	(53)	(119)
Cost of debt and equity transactions	-	(16,272)	-
Purchase of common stock subsequently retired	-	-	(400)
Payments on notes receivable from officers
and employees	-	274	-
Net cash used in financing activities	$(43)	$(82,443)	$(409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued

(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	February 13, 2007

Effect of exchange rate changes	$605	$736	$46
Net decrease in cash and equivalents	(6,184)	(94,001)	(3,182)
Cash and cash equivalents at beginning of period	43,333	104,208	107,390
Cash and cash equivalents at end of period	$37,149	$10,207	$104,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,689	$1,848	$11,207
Income taxes	$44	$544	$1
Supplemental schedule of non-cash
investing activities:
Additions to seismic data library	$9,769	$1,562	$(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

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

Pursuant to the Merger, all of the Company's outstanding common stock (other than shares owned by ValueAct Capital and certain shares owned by management investors, which were contributed for ownership in Holdings) was exchanged for $3.70 per share.

NOTE B-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  The condensed consolidated balance sheet of the Company as of December 31, 2007, has been derived from the audited balance sheet of the Company as of that date.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 contained in the Company's Annual Report on Form 10-K.

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through March 31, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The consolidated financial statements for the Successor Period reflect the acquisition of the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

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

In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, which is, when the data is selected by the customer, or revenue from data acquisition, as applicable.  The data license to the customer is in the form of one of the four basic forms of non-exclusive license contracts discussed above.  These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	February 13, 2007

Seismic data library additions	$9,769	$1,562	$(7)

Revenue recognized on specific data
licenses and selections of data	1,689	621	71

Revenue recognized related to
acquisition contracts	3,722	15	11

Revenue recognized related to data
management services	-	-	6

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $581,000, $237,000 and $265,000 for the three months ended March 31, 2008 (Successor Period), for the period February 14, 2007 to March 31, 2007 (Successor Period), and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period and the amount of straight-line amortization recorded.  The income forecast amortization rates can vary by component and, as of April 1, 2008, range from 70% to 73% with a weighted average of 70.0%.  For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

For purposes of evaluating potential impairment losses, the Company estimates the future cash flows attributable to a library component by evaluating, among other factors, historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting its customer base, expected changes in technology and other factors that the Company deems relevant. The cash flow estimates exclude expected future revenues attributable to non-monetary data exchanges and future data creation projects.

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

The Company did not have any impairment charges during the three months ended March 31, 2008 (Successor Period), for the period February 14, 2007 to March 31, 2007 (Successor Period) or for the period January 1, 2007 to February 13, 2007 (Predecessor Period).

NOTE E-DEBT

The following is a summary of the Company's debt (in thousands):

	March 31,	December 31,
	2008	2007

9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	290	300
	402,290	402,300
Plus: Premium on debt	312	333
	$402,602	$402,633

9.75% Senior Unsecured Notes:  On February 14, 2007, the Company issued in a private placement $400.0 million aggregate principal amount of 9.75% Senior Notes.  The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger.  As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007.  These notes mature on February 15, 2014.  Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year.  The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

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

11.75% Senior Unsecured Notes:  On July 2, 2004, the Company issued in a private placement $193.0 million aggregate principal amount of 11.75% Senior Notes.  As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the Successor financial statements related to these notes.  Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The remaining $2.0 million of notes mature on July 15, 2011.  The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.

As a result of the tender and consent offer, effective February 14, 2007, the 11.75% Senior Notes no longer contain any restrictive covenants, other than the requirement to make excess cash flow offers.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company is required to use 50% of the excess cash flow to fund an offer to repurchase the 11.75% Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer is required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  Such repurchase offer is required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to the repurchase payment.  The Company did not make an excess cash flow offer for the year ended December 31, 2007.  Upon a change of control (as defined in the indenture), each holder of the 11.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Revolving Credit Facility:  On February 14, 2007, the Company entered into an amended and restated U.S. revolving credit facility with Wells Fargo Foothill, Inc., as lender, which provides for up to $25.0 million, subject to borrowing base limitations.  Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest in and lien on substantially all of the Company's U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company's U.S. subsidiaries.  The facility expires on February 14, 2010.  The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets.  The revolving credit facility requires the payment of an unused line fee of .25% per annum payable in arrears.

Subsidiary Revolving Line of Credit:  Olympic has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans or letters of credit. The interest rate applicable to borrowings is the bank's prime rate plus 0.35% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, but is not guaranteed by the Company or any of its other U.S. subsidiaries.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013.  The note is non-interest bearing.  The note is guaranteed by Olympic.

NOTE F-FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" for recurring financial assets and liabilities carried at fair value.  The adoption of SFAS No. 157 had no impact on the Company's consolidated results of operations, cash flows or financial position.

SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company's assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The Company's investment in marketable securities is the only balance that is measured at fair value on a recurring basis.  As of March 31, 2008, the fair value was $4.9 million, which was determined using significant other observable inputs (Level 2 inputs).

NOTE G-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at March 31, 2008 and December 31, 2007 of $111,000 and $110,000, respectively, related to collateral on a seismic operations bond.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007-	January 1, 2007-
	March 31, 2008	March 31, 2007	February 13, 2007

Non-monetary exchanges related to resale
licensing revenue	$5,471	$1,562	$(7)
Non-monetary exchanges from underwriting
of new data acquisition	6,531	-	-
Completion of data in progress from prior
non-monetary exchanges	367	-	-
Less: Non-monetary exchanges
for data in progress	(2,600)	-	-
Total non-cash additions to seismic data library	$9,769	$1,562	$(7)

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Three Months Ended	February 14, 2007-	January 1, 2007-
	March 31, 2008	March 31, 2007	February 13, 2007

Acquisition revenue on underwriting from
non-monetary exchange contracts	$3,722	$15	$11
Licensing revenue from specific data licenses
and selections on non-monetary
exchange contracts	1,689	621	71
Data management revenue	-	-	6
Total non-cash revenue	$5,411	$636	$88

NOTE H-COMMITMENTS AND CONTINGENCIES

Litigation

On July 18, 2002, Paul Frame, the Company's former chief executive officer, sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891. Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and do not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in the Company's Chapter 11 Cases, which have been disallowed by order of the Bankruptcy Court.  On April 1, 2005, the Company filed a motion for summary judgment seeking dismissal of Mr. Frame's complaint in the District Court.  In late April 2005, Mr. Frame filed a motion for leave to file an amended complaint in the District Court.  Hearing dates have not been set for these April 2005 motions.  In 2002, the Company filed a counter suit to recover approximately $4.2 million in corporate funds that the Company believes Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company also holds a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by the Company.  Effective March 27, 2008, the Company and Frame entered into a settlement and release agreement providing for a mutual release of all claims and causes of action.  As a part of this settlement and release agreement, the parties agreed to dismiss this lawsuit.  Such motion to dismiss is pending with the court, and the Company awaits entry of the dismissal order.

In addition to the lawsuit described above, the Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2008, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. The Company does not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements. However, we will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

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

NOTE J-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of March 31, 2008 (Successor Period) and December 31, 2007 (Successor Period), and the consolidating condensed statements of operations and statements of cash flows for the three months ended March 31, 2008 (Successor Period), the period February 14, 2007 to March 31, 2007 (Successor Period) and the period January 1, 2007 to February 13, 2007 (Predecessor Period) of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(Index)

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of March 31, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$27,536	$9,613	$-	$37,149
Restricted cash	-	111	-	-	111
Receivables
Trade, net	-	20,620	14,897	-	35,517
Notes and other, net	-	14	182	-	196
Intercompany receivables (payables)	163,553	(147,615)	(15,938)	-	-
Investment in subsidiaries	402,922	459,148	890	(862,960)	-
Net seismic data library	-	236,847	102,197	-	339,044
Net property and equipment	-	3,931	6,189	-	10,120
Investment in marketable securities	-	4,920	-	-	4,920
Prepaid expenses, deferred charges
and other	12,671	7,647	613	-	20,931
Intangible assets, net	900	28,507	20,023	-	49,430
Goodwill	-	107,108	96,258	-	203,366

TOTAL ASSETS	$580,046	$748,774	$234,924	$(862,960)	$700,784

LIABILITIES AND STOCKHOLDER'S
EQUITY
Accounts payable and accrued liabilities	$5,524	$11,488	$23,418	$-	$40,430
Income taxes payable	864	212	1,317	-	2,393
Senior Notes	402,312	-	-	-	402,312
Notes payable	290	-	-	-	290
Obligations under capital leases	-	-	3,668	-	3,668
Deferred revenue	-	31,261	9,362	-	40,623
Deferred income taxes	4	-	13,499	-	13,503
TOTAL LIABILITIES	408,994	42,961	51,264	-	503,219

STOCKHOLDER'S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	266,591	-	-	-	266,591
Parent investment	-	764,753	172,172	(936,925)	-
Retained deficit	(95,539)	(63,860)	(10,105)	73,965	(95,539)
Accumulated other comprehensive income	-	4,920	21,593	-	26,513
TOTAL STOCKHOLDER'S EQUITY	171,052	705,813	183,660	(862,960)	197,565

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$580,046	$748,774	$234,924	$(862,960)	$700,784

(Index)

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

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

For the Three Months Ended March 31, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$29,440	$19,347	$(1,405)	$47,382

EXPENSES:
Depreciation and amortization	22	27,627	17,206	-	44,855
Cost of sales	-	98	16	-	114
Selling, general and administrative	1,858	5,293	4,689	(1,405)	10,435
Merger	-	357	-	-	357
	1,880	33,375	21,911	(1,405)	55,761

LOSS FROM OPERATIONS	(1,880)	(3,935)	(2,564)	-	(8,379)

Interest expense, net	(5,414)	(4,185)	(296)	-	(9,895)
Foreign currency exchange losses	-	(2)	(844)	-	(846)

Loss before income taxes and
equity in loss of subsidiaries	(7,294)	(8,122)	(3,704)	-	(19,120)
Provision (benefit) for income taxes	-	218	(912)	-	(694)
Equity in loss of subsidiaries	(11,132)	(2,792)	-	13,924	-

NET LOSS	$(18,426)	$(11,132)	$(2,792)	$13,924	$(18,426)

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

February 14, 2007 - March 31, 2007

 (In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$12,228	$5,524	$(454)	$17,298

EXPENSES:
Depreciation and amortization	22	16,072	6,139	-	22,233
Cost of sales	-	9	-	-	9
Selling, general and administrative	1,101	1,980	1,807	(454)	4,434
Merger	-	445	-	-	445
	1,123	18,506	7,946	(454)	27,121

LOSS FROM OPERATIONS	(1,123)	(6,278)	(2,422)	-	(9,823)

Interest expense, net	(5,472)	(3,563)	(150)	-	(9,185)
Foreign currency exchange gains	-	-	179	-	179

Loss before income taxes and
equity in income (loss) of subsidiaries	(6,595)	(9,841)	(2,393)	-	(18,829)
Benefit for income taxes	-	(3,571)	(426)	-	(3,997)
Equity in income (loss) of subsidiaries	(8,237)	460	-	7,777	-

NET LOSS	$(14,832)	$(5,810)	$(1,967)	$7,777	$(14,832)

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

PREDECESSOR PERIOD

January 1, 2007 - February 13, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$13,346	$6,055	$(391)	$19,010

EXPENSES:
Depreciation and amortization	-	6,989	4,669	(173)	11,485
Cost of sales	-	7	1	-	8
Selling, general and administrative	240	1,871	1,857	(391)	3,577
Merger	1,054	15,823	580	-	17,457
	1,294	24,690	7,107	(564)	32,527

LOSS FROM OPERATIONS	(1,294)	(11,344)	(1,052)	173	(13,517)

Interest expense, net	(236)	(1,878)	(170)	-	(2,284)
Foreign currency exchange losses	-	-	(102)	-	(102)
Other income	12	-	-	-	12

Loss before income taxes and equity
in loss of subsidiaries	(1,518)	(13,222)	(1,324)	173	(15,891)
Provision for income taxes	-	99	353	-	452
Equity in loss of subsidiaries	(14,825)	(1,677)	-	16,502	-

NET LOSS	$(16,343)	$(14,998)	$(1,677)	$16,675	$(16,343)

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

For the Three Months Ended March 31, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(19,757)	$27,119	$10,143	$-	$17,505

Cash flows from investing activities:
Cash invested in seismic data	-	(16,641)	(7,560)	-	(24,201)
Cash paid to acquire property
and equipment	-	(21)	(28)	-	(49)
Increase in restricted cash	-	(1)	-	-	(1)
Net cash used in investing activities	-	(16,663)	(7,588)	-	(24,251)

Cash flows from financing activities:
Principal payments on notes payable	(10)	-	-	-	(10)
Principal payments on capital
lease obligations	-	-	(33)	-	(33)
Borrowings on line of credit	-	-	261	-	261
Payments on line of credit	-	-	(261)	-	(261)
Intercompany transfers	19,767	(19,767)	-	-	-
Net cash provided by (used in)
financing activities	19,757	(19,767)	(33)	-	(43)

Effect of exchange rate changes	-	-	605	-	605
Net increase (decrease) in cash and
cash equivalents	-	(9,311)	3,127	-	(6,184)
Cash and cash equivalents at
beginning of period	-	36,847	6,486	-	43,333
Cash and cash equivalents at end of period	$-	$27,536	$9,613	$-	$37,149

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

February 14, 2007 - March 31, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(1,247)	$(7,075)	$3,777	$-	$(4,545)

Cash flows from investing activities:
Cash invested in seismic data	-	(3,131)	(4,591)	-	(7,722)
Cash paid to acquire property
and equipment	-	(25)	(1)	-	(26)
Increase in restricted cash	-	(1)	-	-	(1)
Net cash used in investing activities	-	(3,157)	(4,592)	-	(7,749)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	-	-	-	400,000
Repayment of 11.75% Senior Notes	(233,352)	-	-	-	(233,352)
Contributed Capital	153,473	-	-	-	153,473
Purchase of Seitel stock	(386,556)	-	-	-	(386,556)
Principal payments on notes payable	(4)	-	-	-	(4)
Principal payments on capital
lease obligations	-	-	(6)	-	(6)
Borrowings on line of credit	-	-	53	-	53
Payments on line of credit	-	-	(53)	-	(53)
Cost of debt and equity transactions	(16,272)	-	-	-	(16,272)
Payments on notes receivable from
officers and employees	-	274	-	-	274
Intercompany transfers	83,958	(83,958)	-	-	-
Net cash provided by (used in)
financing activities	1,247	(83,684)	(6)	-	(82,443)

Effect of exchange rate changes	-	-	736	-	736
Net decrease in cash and
cash equivalents	-	(93,916)	(85)	-	(94,001)
Cash and cash equivalents at
beginning of period	-	102,788	1,420	-	104,208
Cash and cash equivalents at end of period	$-	$8,872	$1,335	$-	$10,207

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

Overview

General

Our products and services are used by oil and gas companies to assist in the exploration for, and development and management of, oil and gas reserves. We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. We believe that our library of onshore seismic data is one of the largest libraries available for licensing in the United States and Canada. We primarily generate revenue by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by clients.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

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

Our clients continue to seek our services to create data in the United States and Canada.  Our clients' commitment for underwriting on new data creation projects was $18.7 million as of March 31, 2008.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

The Merger

On February 14, 2007, Seitel Acquisition Corp. ("Acquisition Corp.") was merged with and into Seitel, Inc. ("Seitel"), pursuant to a merger agreement between Seitel, Acquisition Corp. and Seitel Holdings, Inc. ("Holdings") dated October 31, 2006 (the "Merger").  Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.

Although Seitel continues as the same legal entity after the Merger, the consolidated financial statements for 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through March 31, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The combined results for the three months ended March 31, 2007 represented the addition of Predecessor and Successor Periods ("Combined").  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results.  The consolidated financial statements for the Successor Period reflect the acquisition of Seitel under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data:  Demand for our products and services is cyclical due to the nature of the oil and gas industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, their willingness of those companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.

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

	SUCCESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	COMBINED (1)	PERIOD	PERIOD
	Three Months Ended	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	March 31, 2007	February 13, 2007

Cash resales	$19,835	$21,712	$15,727	$5,985
Other revenue components:
Acquisition revenue	18,403	12,385	6,287	6,098
Non-monetary exchanges	3,659	1,555	1,562	(7)
Revenue deferred	(11,141)	(10,377)	(7,741)	(2,636)
Recognition of revenue
previously deferred	14,958	9,861	915	8,946
Solutions and other	1,668	1,172	548	624
Total revenue, as reported	$47,382	$36,308	$7,298	$19,010

(1)   Our combined results for the three months ended March 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 to February 13, 2007 and the Successor Period from February 14, 2007 to March 31, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Cash Margin:  Cash margin includes cash resales plus all other cash revenues other than from data acquisitions, less cash selling, general and administrative expenses (excluding Merger expenses and merger and acquisition transaction costs) and cost of goods sold.  We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers).  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	SUCCESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	COMBINED (1)	PERIOD	PERIOD
	Three Months Ended	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	March 31, 2007	February 13, 2007

Cash margin	$12,768	$16,471	$13,041	$3,430
Add (subtract) other revenue
components not included
in cash margin:
Acquisition revenue	18,403	12,385	6,287	6,098
Non-monetary exchanges	3,659	1,555	1,562	(7)
Revenue deferred	(11,141)	(10,377)	(7,741)	(2,636)
Recognition of revenue
previously deferred	14,958	9,861	915	8,946
Recognition of Solutions
revenue previously
deferred	44	6	-	6

Less:
Depreciation and
amortization	(44,855)	(33,718)	(22,233)	(11,485)
Merger expenses	(357)	(17,902)	(445)	(17,457)
Merger and acquisition
transaction costs	(1)	-	-	-
Non-cash operating
expenses	(1,857)	(1,621)	(1,209)	(412)
Operating loss, as reported	$(8,379)	$(23,340)	$(9,823)	$(13,517)

(1)   Our combined results for the three months ended March 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 to February 13, 2007 and the Successor Period from February 14, 2007 to March 31, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Growth of Our Seismic Data Library:  We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2008 to March 31, 2008, we completed the addition of approximately 800 square miles of seismic data to our library.  As of March 31, 2008, we had approximately 700 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.  There have not been any changes in our critical accounting policies since December 31, 2007.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

	SUCCESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	COMBINED (1)	PERIOD	PERIOD
	Three Months Ended	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	March 31, 2007	February 13, 2007

Acquisition revenue:
Cash underwriting	$14,681	$12,359	$6,272	$6,087
Underwriting from
non-monetary exchanges	3,722	26	15	11
Total acquisition revenue	18,403	12,385	6,287	6,098
Licensing revenue:
Cash resales	19,835	21,712	15,727	5,985
Non-monetary exchanges	3,659	1,555	1,562	(7)
Revenue deferred	(11,141)	(10,377)	(7,741)	(2,636)
Recognition of revenue
previously deferred	14,958	9,861	915	8,946
Total resale revenue	27,311	22,751	10,463	12,288
Total seismic revenue	45,714	35,136	16,750	18,386
Solutions and other	1,668	1,172	548	624
Total revenue	$47,382	$36,308	$17,298	$19,010

(1)   Our combined results for the three months ended March 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 to February 13, 2007 and the Successor Period from February 14, 2007 to March 31, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Total revenue increased $11.1 million, or 30.5%, to $47.4 million in the first quarter of 2008 from $36.3 million in the first quarter of 2007.  Acquisition revenue increased 48.6% to $18.4 million in the 2008 first quarter primarily from strong data creation activity in Canada.  Total resale revenue increased 20% from $22.8 million in the first quarter of 2007 to $27.3 million in the first quarter of 2008 and was the result of various changes in the components of resale revenue.  Cash resales for the 2008 first quarter were $19.8 million compared to $21.7 million in the 2007 first quarter.  The lower cash resales reflected a $4.0 million reduction in revenue from production bonuses; in the first quarter of 2007, one of our customers bought back our production sharing rights on several wells.  The lower bonuses were offset by improved 3D licensing revenue in both the U.S. and Canada.  Non-monetary exchanges increased from $1.6 million in the 2007 period to $3.7 million in the first quarter of 2008; these transactions fluctuate quarter to quarter depending upon the data available for trade.  Recognition of previously deferred revenue, or selections, increased $5.1 million, or 51.7%, between quarters due to several large selections on outstanding library cards.  Solutions and other revenue increased 42.3% between quarters primarily due to the increase in total seismic revenue.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	SUCCESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months Ended	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	March 31, 2007	February 13, 2007

Amortization of seismic data:
Income forecast	$28,773	$18,733	$11,822	$6,911
Straight-line	14,011	13,677	9,381	4,296
Total amortization of
seismic data	42,784	32,410	21,203	11,207
Depreciation of property
and equipment	591	602	324	278
Amortization of acquired
intangibles	1,480	706	706	-
Total	$44,855	$33,718	$22,233	$11,485

(1)   Our combined results for the three months ended March 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 to February 13, 2007 and the Successor Period from February 14, 2007 to March 31, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Total seismic data library amortization amounted to $42.8 million in the first quarter of 2008 compared to $32.4 million in the first quarter of 2007.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  The Successor Period reflects the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	SUCCESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months Ended	Three Months Ended	February 14, 2007 -	January 1, 2007 -
Components of Amortization	March 31, 2008	March 31, 2007	March 31, 2007	February 13, 2007

Income forecast	62.9%	53.3%	70.6%	37.6%
Straight-line	30.7%	38.9%	56.0%	23.4%
Total	93.6%	92.2%	126.6%	61.0%

(1)   Our combined results for the three months ended March 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 to February 13, 2007 and the Successor Period from February 14, 2007 to March 31, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The increase in the percentage of income forecast amortization to total seismic revenue in 2008 was due to an increase in income forecast amortization recorded in the Successor Period.  As a result of the Merger, our data whose costs had been previously fully amortized was stepped up to fair value resulting in a new book value for all data.  Consequently, the majority of resale revenue in the first quarter of 2008 and in the period from February 14, 2007 to March 31, 2007 (Successor Period) attracted income forecast amortization.  In the period from January 1, 2007 to February 13, 2007 (Predecessor Period) approximately 69% of our resale revenue was attributable to data whose costs had been fully amortized.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years.  The increase in amortization of acquired intangibles between quarters was due to the 2008 quarter including a full quarter of amortization whereas the 2007 quarter only included amortization from the Merger date (February 14, 2007).

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $10.4 million in the first quarter of 2008 compared to $8.0 million in the first quarter of 2007.  SG&A expense is made up of the following cash and non-cash expenses (in thousands):

	SUCCESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	COMBINED(1)	PERIOD	PERIOD
	Three Months Ended	Three Months Ended	February 14, 2007-	January 1, 2007 -
	March 31, 2008	March 31, 2007	March 31, 2007	February 13, 2007

Cash SG&A expenses	$8,578	$6,390	$3,225	$3,165
Non-cash compensation
expense	1,786	1,590	1,178	412
Non-cash rent expense	71	31	31	-
Total	$10,435	$8,011	$4,434	$3,577

(1)   Our combined results for the three months ended March 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 to February 13, 2007 and the Successor Period from February 14, 2007 to March 31, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

The increase in cash SG&A expenses of $2.2 million from the first quarter of 2007 to the first quarter of 2008 was primarily due to (1) the 2007 quarter including a $0.9 million reduction in SG&A resulting from a cash settlement of litigation and collection of a previously reserved receivable; (2) an increase of $0.4 million in performance based compensation expense associated with our incentive compensation plan; and (3) an increase of $0.3 million in commission expense due to the higher level of revenue recognized in the 2008 period.

The increase in non-cash compensation expense between quarters was primarily due to the expense related to stock options granted to certain employees and non-employee directors in the Successor Period.

The non-cash rent expense in the Successor Periods related to amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and will be amortized over the remaining lease term of 6.25 years.

Merger Expenses

Merger expenses included the following fees and expenses incurred in connection with the merger transaction for the periods indicated (in thousands):

	SUCCESSOR		SUCCESSOR	PREDECESSOR
	PERIOD	COMBINED (1)	PERIOD	PERIOD
	Three Months Ended	Three Months Ended	February 14, 2007 -	January 1, 2007 -
	March 31, 2008	March 31, 2007	March 31, 2007	February 13, 2007

Investment banking fees	$-	$7,789	$-	$7,789
Legal and advisory fees	-	766	137	629
Change in control payments	357	3,053	308	2,745
Early vesting of restricted
stock (non-cash)	-	6,294	-	6,294
	$357	$17,902	$445	$17,457

(1)   Our combined results for the three months ended March 31, 2007 represent the addition of the Predecessor Period from January 1, 2007 to February 13, 2007 and the Successor Period from February 14, 2007 to March 31, 2007.  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Other Income (Expense)

Interest expense, net, was $9.9 million in the first quarter of 2008 compared to $11.5 million in the first quarter of 2007.   The first quarter of 2007 included $4.0 million related to fees from the non-utilized acquisition financing bridge facility and lower interest expense resulting from the smaller debt during the Predecessor Period.

Income Taxes

Tax expense (benefit) was $(0.7) million in the first quarter of 2008, $(4.0) million for the period from February 14, 2007 to March 31, 2007 (Successor Period) and $0.5 million in the period from January 1, 2007 to February 13, 2007 (Predecessor Period).  The benefit in the first quarter of 2008 resulted from a $0.9 million benefit related to our Canadian operations partially offset by a $0.2 million expense primarily related to state tax expenses in the U.S.  The Federal tax benefit in the first quarter of 2008 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  The benefit in the period from February 14, 2007 to March 31, 2007 (Successor Period) related to both our U.S. and Canadian operations.  In the U.S., a deferred tax liability of $3.7 million was recorded on the Merger date due to the step-up in asset value related to the Merger.  In the period from February 14, 2007 to March 31, 2007 (Successor Period), a U.S. Federal tax benefit was recorded equivalent to the amount of deferred tax liability with the remainder of the benefit from the U.S. book loss being offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  In Canada, a tax benefit of $0.5 million was recognized in the period from February 14, 2007 to March 31, 2007 (Successor Period).  Additionally, we recorded tax expense related to state income tax and FIN 48 totaling approximately $0.2 million in the period from February 14, 2007 to March 31, 2007 (Successor Period).  The expense in the period from January 1, 2007 to February 13, 2007 (Predecessor Period) primarily related to taxes on our Canadian operations and FIN 48.  The Federal income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no Federal tax expense in the U.S. for the period from January 1, 2007 to February 13, 2007 (Predecessor Period).

Liquidity and Capital Resources

As of March 31, 2008, we had $37.1 million in consolidated cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility:  On February 14, 2007, we entered into an amended and restated U.S. revolving credit facility which provides for up to $25.0 million, subject to borrowing base limitations.  The borrowing base is determined from time to time based on the lesser of:

  $25.0 million,

  75% of our trailing twelve months' U.S. cash margin (defined as cash resales and Solutions revenue, plus gain on sale of seismic data, less cash cost of sales and cash SG&A expenses, before depreciation and amortization expense), or the sum of (1) 85% of eligible U.S. short term accounts (defined as accounts that are not long term accounts and within 90 days of invoice date), plus (2) the lesser of (a) 50% of eligible U.S. long term accounts (defined as accounts with contracts for periods of performance from one month to 18 months, where the account debtor makes payments over the term of the contract) and (b) $7.5 million, plus (3) $15.0 million.

At March 31, 2008, there was no outstanding balance under the facility and there was $25.0 million of availability.

Canadian Credit Facility:  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts.  As of March 31, 2008, no amounts were outstanding on this revolving line of credit and $5.0 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes:  On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes.  The proceeds from the notes were used to partially fund the transactions in connection with the Merger.  Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes:  On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes.  As of March 31, 2008, $2.0 million of the 11.75% Senior Notes remain outstanding.  Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations:  As of March 31, 2008, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder
		of			2014 and
Contractual cash obligations	Total	2008	2009-2011	2012-2013	thereafter

Debt obligations (1)(2)	$637,195	$19,672	$119,921	$78,102	$419,500
Capital lease obligations (2)	5,665	271	1,082	784	3,528
Operating lease obligations	5,515	925	3,574	1,016	-
Total contractual cash obligations	$648,375	$20,868	$124,577	$79,902	$423,028

(1)           Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.

(2)           Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities:  Cash flows provided by (used in) operating activities were $17.5 million, $(4.5) million and $5.6 million for the three months ended March 31, 2008 (Successor Period), for the period from February 14, 2007 to March 31, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Operating cash flows for the 2008 first quarter increased from the 2007 first quarter primarily due to increased collections form our cash license resales in the 2008 period and the 2007 period including the payment of fees and expenses totaling approximately $8.5 million related to the Merger.  These increases were partially offset by an increase in interest expense paid in the first quarter of 2008.

Cash Flows from Investing Activities:  Cash flows used in investing activities were $24.3 million, $7.7 million and $8.4 million for the three months ended March 31, 2008 (Successor Period), for the period from February 14, 2007 to March 31, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Cash expenditures for seismic data were $24.2 million, $7.7 million and $8.4 million for the three months ended March 31, 2008 (Successor Period), for the period from February 14, 2007 to March 31, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  The increase in cash invested in seismic data for the 2008 first quarter compared to the first quarter of 2007 was primarily due to an increase in cash paid for new data acquisition projects.

Cash Flows from Financing Activities:  Cash flows used in financing activities were $43,000, $82.4 million and $0.4 million for the three months ended March 31, 2008 (Successor Period), for the period from February 14, 2007 to March 31, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  The period from February 14, 2007 to March 31, 2007 included (i) the issuance of $400.0 million of our 9.75% Senior Notes, (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger, (iii) acquisition of all of our outstanding common stock (other than shares owned by ValueAct Capital and management investors) in connection with the Merger for a total of $386.6 million, (iv) payment of $233.4 million of principal and tender and consent fee on our 11.75% Senior Notes and (v) payment of $16.3 million of financing fees in connection with the Merger.

Anticipated Liquidity:  Our ability to make required payments of principal and interest on our 9.75% and 11.75% Senior Notes and on borrowings under our revolving credit facilities, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of March 31, 2008, we had a net deferred tax liability of $13.5 million attributable to our Canadian operations and $4,000 attributable to U.S. state deferred taxes.  In the U.S., we had a deferred tax asset of $36.9 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of March 31, 2008, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

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

Capital Expenditures

During the three months ended March 31, 2008, capital expenditures for seismic data and other property and equipment amounted to $36.9 million.  Our capital expenditures for the remainder of 2008 are presently estimated to be $115.1 million.  The first quarter 2008 actual and 2008 estimated remaining capital expenditures are comprised of the following (in thousands):

		Estimate for
	Three Months	Remainder	Total
	Ended	of	Estimate
	March 31, 2008	2008	for 2008

New data acquisition	$26,531	$83,469	$110,000
Cash purchases of seismic data and other	539	9,461	10,000
Non-monetary exchanges	9,769	21,231	31,000
Other property and equipment	49	951	1,000
Total capital expenditures	36,888	115,112	152,000
Less: Non-monetary exchanges	(9,769)	(21,231)	(31,000)
Changes in working capital	(2,869)	-	(2,869)
Cash investment per
statement of cash flows	$24,250	$93,881	$118,131

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

		Estimate for
	Three Months	Remainder	Total
	Ended	of	Estimate
	March 31, 2008	2008	for 2008

Total capital expenditures	$36,888	$115,112	$152,000
Less: Non-cash additions	(9,769)	(21,231)	(31,000)
Cash underwriting	(14,681)	(52,319)	(67,000)
Capital expenditures funded from
operating cash flow	$12,438	$41,562	$54,000

As of March 31, 2008, we had capital expenditure commitments related to data acquisition projects of approximately $25.8 million, of which we have obtained approximately $12.8 million of cash underwriting and $5.9 million of underwriting for non-monetary exchanges.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates.  As of March 31, 2008, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2008.

Item 4T.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2008 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

			SEITEL, INC.

Dated: May	13,	2008	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: May	13,	2008	/s/	William J. Restrepo
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