Form 10-Q
period 2008-06-30
SEITEL INC
filed 2008-08-13
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☒	No	☐

As of August 11, 2008, there were 100 shares of the Company's common stock, par value $.001 per share outstanding.

INDEX

Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.................................................................................	3

	Condensed Consolidated Balance Sheets (Unaudited)..................................		3

	Condensed Consolidated Statements of Operations (Unaudited)....................		4

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited)......		6

	Condensed Consolidated Statement of Stockholder's Equity (Unaudited)......		7

	Condensed Consolidated Statements of Cash Flows (Unaudited)...................		8

	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)..		10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations...........................................................................	29

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk...........................	40

	Item 4T.	Controls and Procedures............................................................................	40

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.....................................................................................	40

	Item 1A.	Risk Factors.............................................................................................	40
	Item 6.	Exhibits....................................................................................................	41

	Signatures ................................................................................................................		42

(Index)

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$41,320	$43,333
Restricted cash	111	110
Receivables
Trade, net of allowance for doubtful accounts of
$709 and $688, respectively	41,957	51,915
Notes and other, net of allowance for doubtful accounts
of $225 and $238, respectively	861	2,190
Net seismic data library, net of accumulated amortization
of $224,471 and $140,742, respectively	319,770	349,039
Net property and equipment, net of accumulated depreciation
and amortization of $3,626 and $2,335, respectively	9,967	10,996
Investment in marketable securities	4,609	4,224
Prepaid expenses, deferred charges and other	21,720	22,263
Intangible assets, net of accumulated amortization of
$8,496 and $5,515, respectively	48,110	51,785
Goodwill	204,245	207,246

TOTAL ASSETS	$692,670	$743,101

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$47,052	$49,325
Income taxes payable	1,721	948
Debt
Senior Notes	402,291	402,333
Notes payable	279	300
Obligations under capital leases	3,669	3,848
Deferred revenue	45,625	48,151
Deferred income taxes	11,997	17,238
TOTAL LIABILITIES	512,634	522,143

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at June 30, 2008 and
December 31, 2007	-	-
Additional paid-in capital	268,184	264,805
Retained deficit	(115,948)	(77,113)
Accumulated other comprehensive income	27,800	33,266
TOTAL STOCKHOLDER'S EQUITY	180,036	220,958

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$692,670	$743,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2008	2007

REVENUE	$44,719	$30,371

EXPENSES:
Depreciation and amortization	44,259	37,770
Cost of sales	165	32
Selling, general and administrative	9,813	9,489
Merger	-	835
	54,237	48,126

LOSS FROM OPERATIONS	(9,518)	(17,755)

Interest expense, net	(10,179)	(9,938)
Foreign currency exchange gains	133	1,478
Other income	39	-

Loss before income taxes	(19,525)	(26,215)
Provision (benefit) for income taxes	884	(1,970)

NET LOSS	$(20,409)	$(24,245)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Six Months Ended	February 14, 2007 -	January 1, 2007 -
	June 30, 2008	June 30, 2007	February 13, 2007

REVENUE	$92,101	$47,669	$19,010

EXPENSES:
Depreciation and amortization	89,114	60,003	11,485
Cost of sales	279	41	8
Selling, general and administrative	20,248	13,923	3,577
Merger	357	1,280	17,457
	109,998	75,247	32,527

LOSS FROM OPERATIONS	(17,897)	(27,578)	(13,517)

Interest expense, net	(20,074)	(19,123)	(2,284)
Foreign currency exchange gains (losses)	(713)	1,657	(102)
Other income	39	-	12

Loss before income taxes	(38,645)	(45,044)	(15,891)
Provision (benefit) for income taxes	190	(5,967)	452

NET LOSS	$(38,835)	$(39,077)	$(16,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	SUCCESSOR		SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD		PERIOD
	Three Months Ended June 30,		Six Months Ended	February 14, 2007 -	January 1, 2007 -
	2008	2007	June 30, 2008	June 30, 2007	February 13, 2007

Net loss	$(20,409)	$(24,245)	$(38,835)	$(39,077)	$(16,343)

Unrealized gains (losses)
on securities held as
available for sale,
net of tax	(311)	-	385	-	-

Foreign currency
translation
adjustments	1,598	13,820	(5,851)	15,683	7

Comprehensive loss	$(19,122)	$(10,425)	$(44,301)	$(23,394)	$(16,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income

Balance, December 31, 2007	100	$-	$264,805	$(77,113)	$33,266
Issuance of restricted
stock units	-	-	604	-	-
Amortization of stock-based
compensation costs	-	-	2,775	-	-
Net loss	-	-	-	(38,835)	-
Foreign currency translation
adjustments	-	-	-	-	(5,851)
Unrealized gain on marketable
securities, net of tax	-	-	-	-	385
Balance, June 30, 2008	100	$-	$268,184	$(115,948)	$27,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Six Months Ended	February 14, 2007 -	January 1, 2007 -
	June 30, 2008	June 30, 2007	February 13, 2007

Cash flows from operating activities:
Reconciliation of net loss to net cash provided
by operating activities:
Net loss	$(38,835)	$(39,077)	$(16,343)
Depreciation and amortization	89,114	60,003	11,485
Deferred income tax provision (benefit)	(1,553)	(7,451)	302
Amortization of deferred financing costs	795	4,532	148
Amortization of debt discount (premium)	(42)	(30)	70
Amortization of stock-based compensation	2,775	3,547	6,673
Amortization of favorable facility lease	142	97	-
Allowance for collection of trade receivables	46	391	-
Reversal of allowance for notes receivables	(54)	-	(274)
Non-cash compensation expense	604	-	32
Non-cash other income	(24)	-	-
Non-cash revenue	(8,359)	(1,109)	(88)
Decrease (increase) in receivables	9,000	(3,798)	9,074
Decrease (increase) in other assets	(231)	495	(521)
Increase (decrease) in deferred revenue	(6,318)	14,154	(7,767)
Increase in accounts payable and
other liabilities	231	49	2,819
Net cash provided by operating activities	47,291	31,803	5,610

Cash flows from investing activities:
Cash invested in seismic data	(49,087)	(25,780)	(8,369)
Cash paid to acquire property and equipment	(503)	(134)	(60)
Advances to Seitel Holdings, Inc.	(14)	-	-
Increase in restricted cash	(1)	(2)	-
Net cash used in investing activities	(49,605)	(25,916)	(8,429)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	-	400,000	-
Repayment of 11.75% Senior Notes	-	(233,352)	-
Contributed capital	-	153,473	-
Purchase of Seitel stock	-	(386,556)	-
Principal payments on notes payable	(21)	(17)	(3)
Principal payments on capital lease obligations	(66)	(32)	(6)
Borrowings on line of credit	286	88	119
Payments on line of credit	(286)	(88)	(119)
Cost of debt and equity transactions	-	(16,982)	-
Purchase of common stock subsequently retired	-	-	(400)
Payments on notes receivable from officers
and employees	-	274	-
Net cash used in financing activities	$(87)	$(83,192)	$(409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued

(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Six Months Ended	February 14, 2007 -	January 1, 2007 -
	June 30, 2008	June 30, 2007	February 13, 2007

Effect of exchange rate changes	$388	$(1,642)	$46
Net decrease in cash and equivalents	(2,013)	(78,947)	(3,182)
Cash and cash equivalents at beginning of period	43,333	104,208	107,390
Cash and cash equivalents at end of period	$41,320	$25,261	$104,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,754	$1,913	$11,207
Income taxes	$44	$547	$1
Supplemental schedule of non-cash
investing activities:
Additions to seismic data library	$13,741	$2,162	$(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

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

In connection with the Merger, Acquisition Corp. conducted a cash tender offer and consent solicitation for all of the $189.0 million aggregate principal amount of the Company's 11.75% senior notes due 2011 (the "11.75% Senior Notes").  On February 14, 2007, the Company paid $187.0 million aggregate principal amount for all of the notes tendered.  In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture for the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger.  $2.0 million aggregate principal amount of the 11.75% Senior Notes remains outstanding.

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

Pursuant to the Merger, all of the Company's outstanding common stock (other than shares owned by ValueAct Capital, which were contributed to Holdings, and certain shares owned by management investors, which were exchanged for ownership in Holdings) was exchanged for $3.70 per share.

NOTE B-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The condensed consolidated balance sheet of the Company as of December 31, 2007, has been derived from the audited balance sheet of the Company as of that date.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 contained in the Company's Annual Report on Form 10-K.

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for the first six months of 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires), which relates to the period preceding the Merger and February 14, 2007 through June 30, 2007, which relates to the period succeeding the Merger.  All financial statements for the periods succeeding the Merger are referred to as Successor Period or Successor, as context requires.  The consolidated financial statements for the Successor Periods reflect the acquisition of the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

(Index)

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

The customers' access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement, which is a separate agreement from the acquisition contract. The Company's acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers' exclusivity period ends.

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

(Index)

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

(Index)

Fair value of the data exchanged is determined using a multi-step process as follows.

  First, the Company considers the value of the data or services received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data and, in the case of 3D seismic data, the cost that would be required to create the data.  In addition, the Company applies a maximum limitation on the value it assigns per square mile for the data it receives based on relevant criteria.  In determining the value of the services received, the Company considers the cost of such similar services that it could obtain from a third party provider.

  Second, the Company determines the value of the license granted to the customer.  The range of cash transactions by the Company for licenses of similar data during the prior six months are evaluated to assist in this determination. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.

  Third, the Company obtains concurrence from an independent third party on the portfolio of all non-monetary exchanges for data of $500,000 or more in order to support the Company's valuation of the data received.  The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements.

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges for the relevant periods was as follows (in thousands):

	SUCCESSOR		SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD		PERIOD
	Three Months Ended June 30,		Six Months Ended	February 14, 2007 -	January 1, 2007 -
	2008	2007	June 30, 2008	June 30, 2007	February 13, 2007

Seismic data library
additions	$3,972	$600	$13,741	$2,162	$(7)

Revenue recognized
on specific data
licenses and selections
of data	1,048	461	2,737	1,082	71

Revenue recognized
related to
acquisition contracts	1,900	12	5,622	27	11

Revenue recognized
related to data
management services	-	-	-	-	6

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

(Index)

Costs of Seismic Data Library

For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable.  See Note C under "Revenue from Non-Monetary Exchanges" for a discussion of the process used to determine fair value.

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $562,000 and $476,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,143,000, $712,000 and $265,000 for the six months ended June 30, 2008 (Successor Period), for the period February 14, 2007 to June 30, 2007 (Successor Period), and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period and the amount of straight-line amortization recorded.  The income forecast amortization rates can vary by component and, as of July 1, 2008, the amortization rate utilized under the income forecast method for all components is 70%.  For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

The greater of the income forecast or straight-line amortization policy is applied quarterly on a cumulative basis at the individual survey level. In connection with the Merger, this policy was also applied at February 13, 2007 for the Predecessor Period.  Under this policy, the Company first records amortization using the income forecast method.  The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey.  This requirement is applied regardless of future-year revenue estimates for the library component of which the survey is a part and does not consider the existence of deferred revenue with respect to the library component or to any survey.

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

(Index)

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

The Company did not have any impairment charges during the six months ended June 30, 2008 (Successor Period), for the period February 14, 2007 to June 30, 2007 (Successor Period) or for the period January 1, 2007 to February 13, 2007 (Predecessor Period).

NOTE E-DEBT

The following is a summary of the Company's debt (in thousands):

	June 30,	December 31,
	2008	2007

9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	279	300
	402,279	402,300
Plus: Premium on debt	291	333
	$402,570	$402,633

9.75% Senior Unsecured Notes:  On February 14, 2007, the Company issued in a private placement $400.0 million aggregate principal amount of 9.75% Senior Notes.  The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger.  As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a registered exchange offer in August 2007.  These notes mature on February 15, 2014.  Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year.  The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, pay dividends and complete certain mergers, acquisitions and sales of assets.

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

11.75% Senior Unsecured Notes:  On July 2, 2004, the Company issued in a private placement $193.0 million aggregate principal amount of 11.75% Senior Notes.  As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a registered exchange offer in February 2005.  In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  The fair value of these notes was higher than the face value on the date of the Merger and consequently, a premium has been reflected in the Successor financial statements related to these notes.  Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The remaining $2.0 million of notes mature on July 15, 2011.  The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.

As a result of the tender and consent offer, effective February 14, 2007, the 11.75% Senior Notes no longer contain any restrictive covenants, other than the requirement to make excess cash flow offers.  Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture) in excess of $5.0 million, the Company is required to use 50% of the excess cash flow to fund an offer to repurchase the 11.75% Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest.  If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer is required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million.  A repurchase offer is required only if there is no event of default under the Company's revolving credit facilities prior to and after giving effect to any repurchases.  The Company was not required to make an excess cash flow offer for the year ended December 31, 2007.  Upon a change of control (as defined in the indenture), each holder of the 11.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Revolving Credit Facility:  On February 14, 2007, the Company entered into an amended and restated U.S. revolving credit facility with Wells Fargo Foothill, Inc., as lender, which provides for up to $25.0 million, subject to borrowing base limitations.  Interest is payable at an applicable margin above either LIBOR or the prime rate.  The facility is secured by a first priority, perfected security interest on substantially all of the Company's U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company's U.S. subsidiaries.  The facility expires on February 14, 2010.  The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness, pay dividends, and complete certain mergers, acquisitions and sales of assets.  The revolving credit facility requires the payment of an unused line fee of .25% per annum payable in arrears.

Subsidiary Revolving Line of Credit:  The Company's wholly-owned subsidiary, Olympic Seismic Ltd. ("Olympic") has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. The interest rate applicable to borrowings is the bank's prime rate plus 0.35% per annum.  Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, but is not guaranteed by the Company or any of its other U.S. subsidiaries.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that the borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank's sole discretion.

(Index)

Note Payable to Former Executive:  In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013.  The note is non-interest bearing.  The note is guaranteed by Olympic.

NOTE F-INCOME TAXES

The following is the detail of income tax expense (benefit) recorded for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Tax expense (benefit) resulting from:
Current operations	$(3,798)	$(9,828)
Change in valuation allowance	4,682	10,018
	$884	$190

For the three and six months ended June 30, 2008, the Company continued to provide a full valuation allowance against the Federal tax benefit generated from its U.S. operations  as it was more likely than not that such benefit would not be realized.  For the same period, the Company has recognized the tax benefits generated from its Canadian operations.  Offsetting the Canadian tax benefits in the second quarter of 2008 was an additional reserve of approximately $2.4 million on uncertain tax positions.

NOTE G-STOCK BASED COMPENSATION

In connection with the Merger and to appropriately account for the elimination of equity-based compensation under the Company's incentive plan that existed prior to the Merger, Holdings, the Company's parent, adopted a stock-based compensation plan (the "2007 Non-Qualified Stock Option Plan") in order to provide an equity component to management compensation following the Merger.  The 2007 Non-Qualified Stock Option Plan became effective February 14, 2007.  The board of directors of Holdings, which administers the 2007 Non-Qualified Stock Option Plan, may issue options to purchase up to 105,200 shares of Holdings' common stock to employees, directors and other service providers of Holdings and its subsidiaries, including the Company, under the 2007 Non-Qualified Stock Option Plan.  In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards. The 2008 Restricted Stock and Restricted Stock Unit Plan authorizes the issuance of up to 25,000 shares of Holdings' common stock pursuant to such grants.  The Company accounts for grants of its stock options, restricted stock and restricted stock units in accordance with SFAS 123(R), "Share Based Payment."

During the six months ended June 30, 2008, 2,341 restricted stock units with a fair value of $604,000 and 14,145 stock options with a fair value of $2.8 million were granted. The restricted stock units vested immediately, whereas the stock options contain continued employment requirements and vest ratably over a period of four years from date of grant and expire 10 years after the date of grant.  Total share-based compensation cost that has been recognized in the Company's Statements of Operations was $1.6 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively, and $3.4 million, $3.5 million and $6.7 million for the six months ended June 30, 2008 (Successor Period), for the period from February 14, 2007 to June 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Included in the $6.7 million share-based compensation cost for the Predecessor Period was $6.3 million related to the accelerated vesting of all outstanding unvested restricted stock as a result of the Merger and change in control of the Company which was included in merger expenses in the Company's Statement of Operations.  The Company has not recognized any tax benefits related to stock based compensation for the three and six months ended June 30, 2008, the period from February 14, 2007 to June 30, 2007 (Successor Period), or for the period from January 1, 2007 to February 13, 2007 (Predecessor Period).  As of June 30, 2008, the total future compensation cost related to non-vested options not yet recognized in the Company's Statement of Operations was $9.4 million and will be recognized using graded vesting over a weighted average period of 2.8 years.

(Index)

NOTE H-FAIR VALUE MEASUREMENTS

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

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company's assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The Company's investment in marketable securities is the only balance that is measured at fair value on a recurring basis.  As of June 30, 2008, the fair value was $4.6 million, which was determined using significant other observable inputs (Level 2 inputs).

NOTE I-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at June 30, 2008 and December 31, 2007 of $111,000 and $110,000, respectively, related to collateral on a seismic operations bond.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Six Months Ended	February 14, 2007-	January 1, 2007-
	June 30, 2008	June 30, 2007	February 13, 2007

Non-monetary exchanges related to resale
licensing revenue	$6,269	$2,738	$(7)
Non-monetary exchanges from underwriting
of new data acquisition	9,681	-	-
Other non-monetary exchanges	24	-	-
Completion of data in progress from prior
non-monetary exchanges	367	600	-
Less: Non-monetary exchanges
for data in progress	(2,600)	(1,176)	-
Total non-cash additions to seismic data library	$13,741	$2,162	$(7)

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Six Months Ended	February 14, 2007-	January 1, 2007-
	June 30, 2008	June 30,2007	February 13, 2007

Acquisition revenue on underwriting from
non-monetary exchange contracts	$5,622	$27	$11
Licensing revenue from specific data licenses
and selections on non-monetary
exchange contracts	2,737	1,082	71
Data management revenue	-	-	6
Total non-cash revenue	$8,359	$1,109	$88

(Index)

NOTE J-COMMITMENTS AND CONTINGENCIES

Litigation

On July 18, 2002, Paul Frame, the Company's former chief executive officer, sued the Company in the 113th Judicial District Court of Harris County, No. 2002-35891 (the "District Court"). Mr. Frame alleged a breach of his employment contract and defamation. He also sought a declaratory judgment that certain funds he received from the Company were proper and did not have to be repaid.  Mr. Frame filed claims totaling $20.2 million in the Company's chapter 11 cases from its reorganization in 2004, which were disallowed by order of the U.S. Bankruptcy Court for the District of Delaware.  On April 1, 2005, the Company filed a motion for summary judgment seeking dismissal of Mr. Frame's complaint in the District Court.  In late April 2005, Mr. Frame filed a motion for leave to file an amended complaint in the District Court.  In 2002, the Company filed a counter suit to recover approximately $4.2 million in corporate funds that the Company believed Mr. Frame inappropriately caused the Company to pay him or for his benefit plus over $800,000 due on two notes that were accelerated pursuant to their respective terms. The Company also held a judgment against Mr. Frame in the amount of at least $590,000 relating to a loan made to Mr. Frame by Bank One N.A. and guaranteed by the Company.  Effective March 27, 2008, the Company and Mr. Frame entered into a settlement and release agreement providing for a mutual release of all claims and causes of action.  As a part of this settlement and release agreement, the parties agreed to dismiss this lawsuit.  The parties' motion to dismiss was approved by the court on May 20, 2008.  The lawsuit has now been dismissed and the matter settled.

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2008, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE K-RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial condition.

In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. The Company does not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on its consolidated financial statements. However, we will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

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

(Index)

NOTE L-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. Seitel, Inc.'s (the "Parent") payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its domestic subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of Seitel, Inc. that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of June 30, 2008 (Successor Period) and December 31, 2007 (Successor Period), and the consolidating condensed statements of operations and statements of cash flows for the six months ended June 30, 2008 (Successor Period), the period February 14, 2007 to June 30, 2007 (Successor Period) and the period January 1, 2007 to February 13, 2007 (Predecessor Period) of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(Index)

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of June 30, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$36,559	$4,761	$-	$41,320
Restricted cash	-	111	-	-	111
Receivables
Trade, net	-	33,563	8,394	-	41,957
Notes and other, net	-	801	60	-	861
Intercompany receivables (payables)	168,688	(156,662)	(12,026)	-	-
Investment in subsidiaries	388,074	451,761	1,054	(840,889)	-
Net seismic data library	-	226,794	92,976	-	319,770
Net property and equipment	-	3,601	6,366	-	9,967
Investment in marketable securities	-	4,609	-	-	4,609
Prepaid expenses, deferred charges
and other	12,937	8,158	625	-	21,720
Intangible assets, net	900	27,705	19,505	-	48,110
Goodwill	-	107,108	97,137	-	204,245

TOTAL ASSETS	$570,599	$744,108	$218,852	$(840,889)	$692,670

LIABILITIES AND STOCKHOLDER'S
EQUITY
Accounts payable and accrued liabilities	$15,209	$16,488	$15,355	$-	$47,052
Income taxes payable	580	5	1,136	-	1,721
Senior Notes	402,291	-	-	-	402,291
Notes payable	279	-	-	-	279
Obligations under capital leases	-	-	3,669	-	3,669
Deferred revenue	-	36,962	8,663	-	45,625
Deferred income taxes	4	-	11,993	-	11,997
TOTAL LIABILITIES	418,363	53,455	40,816	-	512,634

STOCKHOLDER'S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	268,184	-	-	-	268,184
Parent investment	-	764,753	172,172	(936,925)	-
Retained deficit	(115,948)	(78,709)	(17,327)	96,036	(115,948)
Accumulated other comprehensive income	-	4,609	23,191	-	27,800
TOTAL STOCKHOLDER'S EQUITY	152,236	690,653	178,036	(840,889)	180,036

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$570,599	$744,108	$218,852	$(840,889)	$692,670

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

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

For the Six Months Ended June 30, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$62,582	$31,956	$(2,437)	$92,101

EXPENSES:
Depreciation and amortization	22	57,529	31,563	-	89,114
Cost of sales	-	243	36	-	279
Selling, general and administrative	3,390	10,406	8,889	(2,437)	20,248
Merger	-	357	-	-	357
	3,412	68,535	40,488	(2,437)	109,998

LOSS FROM OPERATIONS	(3,412)	(5,953)	(8,532)	-	(17,897)

Interest expense, net	(9,442)	(10,126)	(506)	-	(20,074)
Foreign currency exchange losses	-	(123)	(590)	-	(713)
Other income	-	15	24	-	39

Loss before income taxes and
equity in loss of subsidiaries	(12,854)	(16,187)	(9,604)	-	(38,645)
Provision (benefit) for income taxes	-	(220)	410	-	190
Equity in loss of subsidiaries	(25,981)	(10,014)	-	35,995	-

NET LOSS	$(38,835)	$(25,981)	$(10,014)	$35,995	$(38,835)

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

February 14, 2007 - June 30, 2007

 (In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$35,778	$12,734	$(843)	$47,669

EXPENSES:
Depreciation and amortization	67	44,131	15,805	-	60,003
Cost of sales	-	38	3	-	41
Selling, general and administrative	3,328	6,423	5,015	(843)	13,923
Merger	-	1,254	26	-	1,280
	3,395	51,846	20,849	(843)	75,247

LOSS FROM OPERATIONS	(3,395)	(16,068)	(8,115)	-	(27,578)

Interest expense, net	(8,389)	(10,318)	(416)	-	(19,123)
Foreign currency exchange gains	-	-	1,657	-	1,657

Loss before income taxes and equity
in loss of subsidiaries	(11,784)	(26,386)	(6,874)	-	(45,044)
Benefit for income taxes	-	(3,962)	(2,005)	-	(5,967)
Equity in loss of subsidiaries	(27,293)	(1,162)	-	28,455	-

NET LOSS	$(39,077)	$(23,586)	$(4,869)	$28,455	$(39,077)

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

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

For the Six Months Ended June 30, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(21,015)	$43,477	$24,829	$-	$47,291

Cash flows from investing activities:
Cash invested in seismic data	-	(27,616)	(21,471)	-	(49,087)
Cash paid to acquire property
and equipment	-	(63)	(440)	-	(503)
Advances to Seitel Holdings, Inc.	-	(14)	-	-	(14)
Increase in restricted cash	-	(1)	-	-	(1)
Net cash used in investing activities	-	(27,694)	(21,911)	-	(49,605)

Cash flows from financing activities:
Principal payments on notes payable	(21)	-	-	-	(21)
Principal payments on capital
lease obligations	-	-	(66)	-	(66)
Borrowings on line of credit	-	-	286	-	286
Payments on line of credit	-	-	(286)	-	(286)
Intercompany transfers	21,036	(16,071)	(4,965)	-	-
Net cash provided by (used in)
financing activities	21,015	(16,071)	(5,031)	-	(87)

Effect of exchange rate changes	-	-	388	-	388
Net decrease in cash and cash
equivalents	-	(288)	(1,725)	-	(2,013)
Cash and cash equivalents at
beginning of period	-	36,847	6,486	-	43,333
Cash and cash equivalents at end of period	$-	$36,559	$4,761	$-	$41,320

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

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Statements contained in this report about Seitel, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission ("SEC"), the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements and our ability to obtain financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.

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

Overview

General

Our products and services are used by oil and gas companies to assist in the exploration for, and development and management of, oil and gas reserves. We have ownership in an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. We believe that our library of onshore seismic data is one of the largest libraries available for licensing in the United States and Canada. We primarily generate revenue by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

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

(Index)

Our clients continue to seek our services to create data in the United States and Canada.  Our clients' commitment for underwriting on new data creation projects was $28.6 million as of June 30, 2008.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

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

Although Seitel continues as the same legal entity after the Merger, the consolidated financial statements for the first six months of 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires), which relates to the period preceding the Merger and February 14, 2007 through June 30, 2007, which relates to the period succeeding the Merger.  All financial statements for the periods succeeding the Merger are referred to as Successor Period or Successor, as context requires.  The combined results for the six months ended June 30, 2007 represent the addition of Predecessor and 2007 Successor Periods ("Combined").  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results.  The consolidated financial statements for the Successor Periods reflect the acquisition of Seitel under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data:  Demand for our products and services is cyclical due to the nature of the oil and gas industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of those companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.

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

(Index)

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

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Six Months	Six Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	June 30,		June 30,	June 30,	June 30,	February 13,
	2008	2007	2008	2007	2007	2007

Cash resales	$32,670	$27,794	$52,505	$49,506	$43,521	$5,985
Other revenue
components:
Acquisition revenue	12,546	8,909	30,949	21,294	15,196	6,098
Non-monetary
exchanges	798	1,176	4,457	2,731	2,738	(7)
Revenue deferred	(13,922)	(13,577)	(25,063)	(23,954)	(21,318)	(2,636)
Recognition of revenue
previously deferred	10,651	4,598	25,609	14,459	5,513	8,946
Solutions and other	1,976	1,471	3,644	2,643	2,019	624
Total revenue, as
reported	$44,719	$30,371	$92,101	$66,679	$47,669	$19,010

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

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Six Months	Six Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	June 30,		June 30,	June 30,	June 30,	February 13,
	2008	2007	2008	2007	2007	2007

Cash margin	$26,335	$22,179	$39,103	$38,650	$35,220	$3,430
Add (subtract) other
revenue components
not included in
cash margin:
Acquisition revenue	12,546	8,909	30,949	21,294	15,196	6,098
Non-monetary
exchanges	798	1,176	4,457	2,731	2,738	(7)
Revenue deferred	(13,922)	(13,577)	(25,063)	(23,954)	(21,318)	(2,636)
Recognition of
revenue previously
deferred	10,651	4,598	25,609	14,459	5,513	8,946
Recognition of
Solutions revenue
previously deferred	-	-	44	6	-	6

Less:
Depreciation and
amortization	(44,259)	(37,770)	(89,114)	(71,488)	(60,003)	(11,485)
Merger expenses	-	(835)	(357)	(18,737)	(1,280)	(17,457)
Merger and acquisition
transaction costs	(4)	-	(5)	-	-	-
Non-cash operating
expenses	(1,663)	(2,435)	(3,520)	(4,056)	(3,644)	(412)
Operating loss,
as reported	$(9,518)	$(17,755)	$(17,897)	$(41,095)	$(27,578)	$(13,517)

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

Growth of Our Seismic Data Library:  We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2008 to June 30, 2008, we completed the addition of approximately 1,200 square miles of seismic data to our library.  As of June 30, 2008, we had approximately 850 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.  There have not been any changes in our critical accounting policies since December 31, 2007.

(Index)

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Six Months	Six Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	June 30,		June 30,	June 30,	June 30,	February 13,
	2008	2007	2008	2007	2007	2007

Acquisition revenue:
Cash underwriting	$10,646	$8,897	$25,327	$21,256	$15,169	$6,087
Underwriting from
non-monetary
exchanges	1,900	12	5,622	38	27	11
Total acquisition
revenue	12,546	8,909	30,949	21,294	15,196	6,098
Licensing revenue:
Cash resales	32,670	27,794	52,505	49,506	43,521	5,985
Non-monetary
exchanges	798	1,176	4,457	2,731	2,738	(7)
Revenue deferred	(13,922)	(13,577)	(25,063)	(23,954)	(21,318)	(2,636)
Recognition of revenue
previously deferred	10,651	4,598	25,609	14,459	5,513	8,946
Total resale revenue	30,197	19,991	57,508	42,742	30,454	12,288
Total seismic revenue	42,743	28,900	88,457	64,036	45,650	18,386
Solutions and other	1,976	1,471	3,644	2,643	2,019	624
Total revenue	$44,719	$30,371	$92,101	$66,679	$47,669	$19,010

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

Total revenue increased $14.3 million, or 47.2%, to $44.7 million in the second quarter of 2008 from $30.4 million in the second quarter of 2007.  Acquisition revenue increased 40.8% to $12.5 million in the second quarter of 2008 primarily from increased data creation activity in the U.S.  Total resale revenue increased 51.1% from $20.0 million in the second quarter of 2007 to $30.2 million in the second quarter of 2008 and was the result of various changes in the components of resale revenue.  Cash resales for the 2008 second quarter were $32.7 million compared to $27.8 million in the 2007 second quarter.  The 17.5% growth in cash resales reflected 19.4% growth in our core resales (U.S. 3D and Canada 2D and 3D), with particularly robust licensing activity in Canada.  Non-core cash resales (U.S. 2D and offshore) increased by 4.7%.  Revenue recognized from previously deferred contracts, or selections, increased $6.1 million, or 131.6%, between quarters.  This increase was primarily due to several large selections on open library cards and the growth in the inventory of open library cards from which clients selected subsequent to the Merger.  Solutions and other revenue increased 34.3% between quarters primarily due to the increase in total seismic revenue and the types of products delivered.

Total revenue for the first six months of 2008 increased $25.4 million, or 38.1%, compared to the 2007 six month period.  Acquisition revenue increased 45.3% from $21.3 million to $30.9 million representing strong data creation activity in both the U.S. and Canada.  Total resale revenue increased 34.5% between the six month periods primarily due to higher cash resales and increased selections.  Cash resales increased 6.1% from $49.5 million in the first six months of 2007 to $52.5 million in the first six months of 2008.  This increase reflected a 5.2% growth in our core resales.  Revenue recognized from previously deferred contracts, or selections, increased $11.1 million, or 77.1%, primarily due to several large selections on open library cards and the growth in the inventory of open library cards from which clients selected subsequent to the Merger.  Solutions and other revenue increased by 37.9% during the six month periods primarily resulting from the higher level of seismic revenue and the types of products delivered.

(Index)

At June 30, 2008, we had a deferred revenue balance of $45.6 million, compared to the December 31, 2007 balance of $48.2 million.  The majority of the deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Six Months	Six Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	June 30,		June 30,	June 30,	June 30,	February 13,
	2008	2007	2008	2007	2007	2007

Amortization of
seismic data:
Income forecast	$25,983	$19,321	$54,756	$38,054	$31,143	$6,911
Straight-line	16,227	16,369	30,238	30,046	25,750	4,296
Total amortization of
seismic data	42,210	35,690	84,994	68,100	56,893	11,207
Depreciation of property
and equipment	593	624	1,184	1,226	948	278
Amortization of acquired
intangibles	1,456	1,456	2,936	2,162	2,162	-
Total	$44,259	$37,770	$89,114	$71,488	$60,003	$11,485

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

Total seismic data library amortization amounted to $42.2 million in the second quarter of 2008 compared to $35.7 million in the second quarter of 2007 and $85.0 million for the first half of 2008 compared to $68.1 million for the first half of 2007.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  The Successor Period reflects the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Six Months	Six Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	June 30,		June 30,	June 30,	June 30,	February 13,
Components of Amortization	2008	2007	2008	2007	2007	2007

Income forecast	60.8%	66.9%	61.9%	59.4%	68.2%	37.6%
Straight-line	38.0%	56.6%	34.2%	46.9%	56.4%	23.4%
Total	98.8%	123.5%	96.1%	106.3%	124.6%	61.0%

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

The percentage of income forecast amortization to total seismic revenue decreased in the second quarter of 2008 as compared to the second quarter of 2007 as a result of the level of revenue recognized on fully amortized data.  In the second quarter and first six months of 2008, 20% and 18%, respectively, of resale revenue recognized was from data whose costs were fully amortized.  In the second quarter of 2007, and for the period from February 14, 2007 to June 30, 2007, substantially all resale revenue required income forecast amortization.

(Index)

The amount of straight-line amortization is consistent between the periods presented.  Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years.  The increase in amortization of acquired intangibles between years was due to 2008 including amortization from January 1, 2008 through June 30, 2008 whereas 2007 only included amortization from the Merger date (February 14, 2007).

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $9.8 million in the second quarter of 2008 compared to $9.5 million in the second quarter of 2007 and $20.2 million in the first six months of 2008 compared to $17.5 million in the first six months of 2007.  SG&A expense is made up of the following cash and non-cash expenses (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Six Months	Six Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	June 30,		June 30,	June 30,	June 30,	February 13,
	2008	2007	2008	2007	2007	2007

Cash SG&A expenses	$8,150	$7,054	$16,728	$13,444	$10,279	$3,165
Non-cash compensation
expense	1,592	2,369	3,378	3,959	3,547	412
Non-cash rent expense	71	66	142	97	97	-
Total	$9,813	$9,489	$20,248	$17,500	$13,923	$3,577

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

The increase in cash SG&A expenses of $1.1 million from the second quarter of 2007 to the second quarter of 2008 was partly due to additional variable compensation of $0.7 million, mainly sales commissions on the higher level of revenue recognized between the periods and higher accruals for employee incentive bonuses.  In addition, the stronger Canadian dollar added approximately $0.2 million to our operating expenses.

The increase in cash SG&A expenses of $3.3 million from the first six months of 2007 to the first six months of 2008 was primarily due to (1) the 2007 period including a $0.9 million reduction in SG&A resulting from a cash settlement of litigation and collection of a previously reserved receivable; (2) an increase of $0.7 million in performance based compensation expense associated with our incentive compensation plan; and (3) an increase of $0.6 million in commission expense due to the higher level of revenue recognized in the 2008 period.  In addition, the stronger Canadian dollar added approximately $0.6 million to our operating expenses.

The decrease in non-cash compensation expense between the 2008 and 2007 periods was primarily due to a reduction in the expense related to stock options granted to certain employees and non-employee directors since the Merger due to the expense being recognized using graded vesting.  This reduction was partially offset by a charge of $0.6 million in the second quarter of 2008 due to the issuance of fully vested restricted stock units to certain key employees.

The non-cash rent expense in the Successor Periods related to amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and will be amortized over the remaining lease term of 6.25 years.

(Index)

Merger Expenses

Merger expenses included the following fees and expenses incurred in connection with the merger transaction for the periods indicated (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Six Months	Six Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	June 30,		June 30,	June 30,	June 30,	February 13,
	2008	2007	2008	2007	2007	2007

Investment banking fees	$-	$-	$-	$7,789	$-	$7,789
Legal and advisory fees	-	218	-	984	355	629
Change in control
payments	-	617	357	3,670	925	2,745
Early vesting of restricted
stock (non-cash)	-	-	-	6,294	-	6,294
	$-	$835	$357	$18,737	$1,280	$17,457

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

Other Income (Expense)

Interest expense, net, was $10.2 million in the second quarter of 2008 compared to $9.9 million in the second quarter of 2007 and was $20.1 million and $21.4 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in the first half of 2008 compared to 2007 is primarily due to the 2007 period including $4.0 million related to fees from the non-utilized acquisition financing bridge facility.  Additionally, interest expense in the Predecessor Period was lower as a result of our lower debt level.

Income Taxes

Tax expense (benefit) was $0.9 million and $(2.0) million in the second quarters of 2008 and 2007, respectively.  The 2008 second quarter expense was comprised of (i) a benefit of $1.8 million related to our Canadian operations, (ii) an expense of $2.4 million related to an additional reserve on uncertain tax positions and (iii) $0.3 million of state tax expense in the U.S.  The Federal tax benefit of $4.7 million resulting from our U.S. operations in the 2008 second quarter was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  The 2007 second quarter expense was comprised of (i) a benefit of $1.7 million related to our Canadian operations, (ii) a benefit of $0.6 million related to our U.S. operations, (iii) $0.2 million of state tax expense in the U.S. and (iv) $0.1 million expense related to penalties and interest on uncertain tax positions.  In the 2007 second quarter, an adjustment was made to increase our U.S. deferred tax liability resulting from the Merger, allowing us to recognize a partial benefit on our U.S. operating results; the remainder of the benefit of $7.1 million from the U.S. book loss in this period was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax expense (benefit) was $0.2 million and $(5.5) million for the six months ended June 30, 2008 and 2007, respectively.  The expense for the first six months of 2008 was comprised of (i) a benefit of $2.8 million related to our Canadian operations, (ii) an expense of $2.4 million related to an additional reserve on uncertain tax positions, (iii) $0.5 million of state tax expense in the U.S. and (iv) $0.1 million of Canadian withholding taxes.  The Federal tax benefit of $10.0 million resulting from our U.S. operations in the 2008 period was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  The benefit for the first six months of 2007 was comprised of (i) a benefit of $1.9 million related to our Canadian operations, (ii) a benefit of $4.3 million related to our U.S. operations, (iii) $0.3 million of state tax expense in the U.S. and (iv) $0.4 million expense related to penalties and interest on uncertain tax positions.  In the first half of 2007, a U.S. deferred tax liability of $4.4 million was recorded in connection with the Merger due to the step-up in asset value related to the Merger.  In the period from February 14, 2007 to June 30, 2007, a U.S. Federal tax benefit was recorded equivalent to the amount of deferred tax liability with the remainder of the benefit of $9.1 million from the U.S. book loss being offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  For the period from January 1, 2007 to February 13, 2007, the Federal income tax benefit of $5.1 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be recognized.

(Index)

Liquidity and Capital Resources

As of June 30, 2008, we had $41.3 million in consolidated cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

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

At June 30, 2008, there was no outstanding balance under the facility and there was $25.0 million of availability.

Canadian Credit Facility:  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts.  As of June 30, 2008, no amounts were outstanding on this revolving line of credit and $4.9 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes:  On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes.  The proceeds from the notes were used to partially fund the transactions in connection with the Merger.  Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes:  On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes.  As of June 30, 2008, $2.0 million of the 11.75% Senior Notes remain outstanding.  Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

(Index)

Contractual Obligations:  As of June 30, 2008, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder
		of			2014 and
Contractual cash obligations	Total	2008	2009-2011	2012-2013	thereafter
Debt obligations (1)(2)	$637,177	$19,654	$119,921	$78,102	$419,500
Capital lease obligations (2)	5,625	182	1,092	791	3,560
Operating lease obligations	5,353	625	3,671	1,057	-
Total contractual cash obligations	$648,155	$20,461	$124,684	$79,950	$423,060

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities:  Cash flows provided by operating activities were $47.3 million, $31.8  million and $5.6 million for the six months ended June 30, 2008 (Successor Period), for the period from February 14, 2007 to June 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Operating cash flows for the first six months of 2008 increased from the first six months of 2007 primarily due to the 2007 period including the payment of fees and expenses totaling approximately $15.7 million related to the Merger partially offset by an increase in interest expense paid in the first six months of 2008 of approximately $6.6 million.

Cash Flows from Investing Activities:  Cash flows used in investing activities were $49.6 million, $25.9 million and $8.4 million for the six months ended June 30, 2008 (Successor Period), for the period from February 14, 2007 to June 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Cash expenditures for seismic data were $49.1 million, $25.8 million and $8.4 million for the six months ended June 30, 2008 (Successor Period), for the period from February 14, 2007 to June 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  The increase in cash invested in seismic data for the first six months of 2008 compared to the first six months of 2007 was primarily due to an increase in cash paid for new data acquisition projects.

Cash Flows from Financing Activities:  Cash flows used in financing activities were $0.1 million, $83.2 million and $0.4 million for the six months ended June 30, 2008 (Successor Period), for the period from February 14, 2007 to June 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  The period from February 14, 2007 to June 30, 2007 included (i) the issuance of $400.0 million of our 9.75% Senior Notes, (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger, (iii) acquisition of all of our outstanding common stock (other than shares owned by ValueAct Capital and certain shares owned by management investors) in connection with the Merger for a total of $386.6 million, (iv) payment of $233.4 million of principal and tender and consent fees on our 11.75% Senior Notes and (v) payment of $17.0 million of financing fees in connection with the Merger.

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

(Index)

Deferred Taxes

As of June 30, 2008, we had a net deferred tax liability of $12.0 million attributable to our Canadian operations and $4,000 attributable to U.S. state deferred taxes.  In the U.S., we had a deferred tax asset of $41.7 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of June 30, 2008, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

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

Capital Expenditures

During the six months ended June 30, 2008, capital expenditures for seismic data and other property and equipment amounted to $59.4 million.  Our capital expenditures for the full year of 2008 are presently estimated to be $134.0 million.  The actual capital expenditures for the six months ended June 30, 2008 and total 2008 estimated capital expenditures are comprised of the following (in thousands):

	Six Months	Full Year
	Ended	Estimate
	June 30, 2008	for 2008

New data acquisition	$43,880	$91,000
Cash purchases of seismic data and other	1,241	8,700
Non-monetary exchanges	13,741	33,000
Other property and equipment	503	1,300
Total capital expenditures	59,365	134,000
Less: Non-monetary exchanges	(13,741)	(33,000)
Changes in working capital	3,966	3,966
Cash investment per
statement of cash flows	$49,590	$104,966

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Six Months	Total
	Ended	Estimate
	June 30, 2008	for 2008

Total capital expenditures	$59,365	$134,000
Less: Non-cash additions	(13,741)	(33,000)
Cash underwriting	(25,327)	(53,000)
Capital expenditures funded from
operating cash flow	$20,297	$48,000

As of June 30, 2008, we had capital expenditure commitments related to data acquisition projects of approximately $41.9 million, of which we have obtained approximately $20.8 million of cash underwriting and $7.8 million of underwriting for non-monetary exchanges.

(Index)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates.  As of June 30, 2008, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2008.

Item 4T.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2008 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note J to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2., 3., 4. and 5.     Not applicable.

(Index)

Item 6.    EXHIBITS

3.1		Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.1	*	Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan, effective April 8, 2008.

10.2	*	Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement

10.3	*	Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008.

31.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002

_______________

*           Filed herewith.

**          Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

(Index)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SEITEL, INC.

Dated: August	13,	2008	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: August	13,	2008	/s/	William J. Restrepo
				William J. Restrepo
				Chief Financial Officer

(Index)

EXHIBIT INDEX

Exhibit		Title

3.1		Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.1	*	Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan, effective April 8, 2008.

10.2	*	Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement

10.3	*	Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008.

31.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002

_______________

*     Filed herewith.

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.