Form 10-Q
period 2008-09-30
SEITEL INC
filed 2008-11-12
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Yes	☒	No	☐

As of November 11, 2008, there were 100 shares of the Company's common stock, par value $.001 per share outstanding.

INDEX

Page

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements..................................................................................	3
	Condensed Consolidated Balance Sheets (Unaudited)....................................		3
	Condensed Consolidated Statements of Operations (Unaudited)......................		4
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited)........		6
	Condensed Consolidated Statement of Stockholder's Equity (Unaudited)..........		7
	Condensed Consolidated Statements of Cash Flows (Unaudited).....................		8
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)....		10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.............................................................................	29
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk..............................	41
	Item 4T.	Controls and Procedures...............................................................................	41
PART II.	OTHER INFORMATION
	Item 1.A.	Risk Factors................................................................................................	42
	Item 6.	Exhibits.......................................................................................................	42
	Signatures..................................................................................................................		43

(Index)

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$36,828	$43,333
Restricted cash	112	110
Receivables
Trade, net of allowance for doubtful accounts of
$756 and $688, respectively	51,386	51,915
Notes and other, net of allowance for doubtful accounts
of $225 and $238, respectively	427	2,190
Net seismic data library, net of accumulated amortization
of $263,467 and $140,742, respectively	297,469	349,039
Net property and equipment, net of accumulated depreciation
and amortization of $4,217 and $2,335, respectively	9,478	10,996
Investment in marketable securities	1,798	4,224
Prepaid expenses, deferred charges and other	19,710	22,263
Intangible assets, net of accumulated amortization of
$9,835 and $5,515, respectively	45,647	51,785
Goodwill	200,458	207,246

TOTAL ASSETS	$663,313	$743,101

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$39,797	$49,325
Income taxes payable	992	948
Debt
Senior Notes	402,269	402,333
Notes payable	268	300
Obligations under capital leases	3,494	3,848
Deferred revenue	50,889	48,151
Deferred income taxes	10,787	17,238
TOTAL LIABILITIES	508,496	522,143

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at September 30, 2008 and
December 31, 2007	-	-
Additional paid-in capital	269,777	264,805
Retained deficit	(133,140)	(77,113)
Accumulated other comprehensive income	18,180	33,266
TOTAL STOCKHOLDER'S EQUITY	154,817	220,958

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$663,313	$743,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2008	2007

REVENUE	$46,091	$28,356

EXPENSES:
Depreciation and amortization	43,592	36,005
Impairment of intangible asset	225	-
Cost of sales	72	72
Selling, general and administrative	9,850	9,902
Merger	-	807
	53,739	46,786

LOSS FROM OPERATIONS	(7,648)	(18,430)

Interest expense, net	(9,967)	(9,895)
Foreign currency exchange gains (losses)	(729)	1,360
Other income	-	39

Loss before income taxes	(18,344)	(26,926)
Benefit for income taxes	(1,152)	(3,701)

NET LOSS	$(17,192)	$(23,225)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Nine Months Ended	February 14, 2007 -	January 1, 2007 -
	September 30, 2008	September 30, 2007	February 13, 2007

REVENUE	$138,192	$76,025	$19,010

EXPENSES:
Depreciation and amortization	132,706	96,008	11,485
Impairment of intangible asset	225	-	-
Cost of sales	351	113	8
Selling, general and administrative	30,098	23,825	3,577
Merger	357	2,087	17,457
	163,737	122,033	32,527

LOSS FROM OPERATIONS	(25,545)	(46,008)	(13,517)

Interest expense, net	(30,041)	(29,018)	(2,284)
Foreign currency exchange gains (losses)	(1,442)	3,017	(102)
Other income	39	39	12

Loss before income taxes	(56,989)	(71,970)	(15,891)
Provision (benefit) for income taxes	(962)	(9,668)	452

NET LOSS	$(56,027)	$(62,302)	$(16,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

 SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)
	SUCCESSOR		SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD		PERIOD
	Three Months Ended September 30,		Nine Months Ended	February 14, 2007 -	January 1, 2007 -
	2008	2007	September 30, 2008	September 30, 2007	February 13, 2007

Net loss	$(17,192)	$(23,225)	$(56,027)	$(62,302)	$(16,343)

Unrealized losses on
securities held as
available for sale,
net of tax	(2,811)	-	(2,426)	-	-

Foreign currency
translation adjustments	(6,809)	11,723	(12,660)	27,406	7

Comprehensive loss	$(26,812)	$(11,502)	$(71,113)	$(34,896)	$(16,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income

Balance, December 31, 2007	100	$-	$264,805	$(77,113)	$33,266
Issuance of restricted
stock units	-	-	604	-	-
Amortization of stock-based
compensation costs	-	-	4,332	-	-
Accrual for equity based
incentive compensation	-	-	36	-	-
Net loss	-	-	-	(56,027)	-
Foreign currency translation
adjustments	-	-	-	-	(12,660)
Unrealized loss on marketable
securities, net of tax	-	-	-	-	(2,426)
Balance, September 30, 2008	100	$-	$269,777	$(133,140)	$18,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

 SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Nine Months Ended	February 14, 2007 -	January 1, 2007 -
	September 30, 2008	September 30, 2007	February 13, 2007

Cash flows from operating activities:
Reconciliation of net loss to net cash provided
by operating activities:
Net loss	$(56,027)	$(62,302)	$(16,343)
Depreciation and amortization	132,706	96,008	11,485
Impairment of intangible asset	225	-	-
Deferred income tax provision (benefit)	(2,702)	(10,119)	302
Amortization of deferred financing costs	1,208	4,952	148
Amortization of debt discount (premium)	(64)	(51)	70
Amortization of stock-based compensation	4,332	5,954	6,673
Amortization of favorable facility lease	210	166	-
Allowance for collection of trade receivables	96	391	-
Reversal of allowance for notes receivable	(54)	-	(274)
Non-cash compensation expense	640	-	32
Non-cash other income	(24)	-	-
Non-cash revenue	(14,441)	(1,881)	(88)
Decrease in receivables	372	7,124	9,074
Decrease (increase) in other assets	273	(927)	(521)
Increase (decrease) in deferred revenue	2,723	24,993	(7,767)
Increase (decrease) in accounts payable
and other liabilities	(10,375)	(8,636)	2,819
Net cash provided by operating activities	59,098	55,672	5,610

Cash flows from investing activities:
Cash invested in seismic data	(65,484)	(40,619)	(8,369)
Cash paid to acquire property and equipment	(910)	(409)	(60)
Advances to Seitel Holdings, Inc.	(135)	-	-
Increase in restricted cash	(2)	(3)	-
Net cash used in investing activities	(66,531)	(41,031)	(8,429)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	-	400,000	-
Repayment of 11.75% Senior Notes	-	(233,352)	-
Contributed capital	-	153,473	-
Purchase of Seitel stock	-	(386,556)	-
Principal payments on notes payable	(32)	(27)	(3)
Principal payments on capital lease obligations	(98)	(62)	(6)
Borrowings on line of credit	286	103	119
Payments on line of credit	(286)	(103)	(119)
Cost of debt and equity transactions	-	(17,085)	-
Purchase of common stock subsequently retired	-	-	(400)
Payments on notes receivable	54	274	-
Net cash used in financing activities	$(76)	$(83,335)	$(409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued

(In thousands)

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Nine Months Ended	February 14, 2007 -	January 1, 2007 -
	September 30, 2008	September 30, 2007	February 13, 2007

Effect of exchange rate changes	$1,004	$(2,320)	$46
Net decrease in cash and equivalents	(6,505)	(71,014)	(3,182)
Cash and cash equivalents at beginning of period	43,333	104,208	107,390
Cash and cash equivalents at end of period	$36,828	$33,194	$104,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,615	$21,661	$11,207
Income taxes	$44	$1,418	$1
Supplemental schedule of non-cash
investing activities:
Additions to seismic data library	$17,566	$2,235	$(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Index)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

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

Pursuant to the Merger, all of the Company's outstanding shares of common stock (other than shares owned by ValueAct Capital, which were contributed to Holdings, and certain shares owned by management investors, which were exchanged for ownership in Holdings) were exchanged for $3.70 per share.

NOTE B-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  In preparing the Company's financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited balance sheet of the Company as of that date.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 contained in the Company's Annual Report on Form 10-K.

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for the first nine months of 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires), which relates to the period preceding the Merger and February 14, 2007 through September 30, 2007, which relates to the period succeeding the Merger.  All financial statements for the periods succeeding the Merger are referred to as Successor Period or Successor, as context requires.  The consolidated financial statements for the Successor Periods reflect the acquisition of the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

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

  the customer forfeits ownership of its data; and

  the Company retains ownership of its data.

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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges for the relevant periods was as follows (in thousands):

	SUCCESSOR PERIOD		SUCCESSOR		PREDECESSOR
	Three Months Ended		PERIOD		PERIOD
	September 30,		Nine Months Ended	February 14, 2007 -	January 1, 2007 -
	2008	2007	September 30, 2008	September 30, 2007	February 13, 2007

Seismic data library
additions	$3,825	$73	$17,566	$2,235	$(7)

Revenue recognized
on specific data
licenses and selections
of data	2,029	126	4,766	1,208	71

Revenue recognized
related to
acquisition contracts	4,053	646	9,675	673	11

Revenue recognized
related to data
management services	-	-	-	-	6

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $484,000 and $506,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,425,000, $1,218,000 and $265,000 for the nine months ended September 30, 2008 (Successor Period), for the period February 14, 2007 to September 30, 2007 (Successor Period), and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period and the amount of straight-line amortization recorded.  The income forecast amortization rates can vary by component and, as of October 1, 2008, the amortization rate utilized under the income forecast method for all components is 70%.  For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

(Index)

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

The Company did not have any impairment charges during the nine months ended September 30, 2008 (Successor Period), for the period February 14, 2007 to September 30, 2007 (Successor Period) or for the period January 1, 2007 to February 13, 2007 (Predecessor Period).

NOTE E-IMPAIRMENT OF INTANGIBLE ASSET

During the three and nine months ended September 30, 2008, the Company recorded an impairment charge of $225,000 related to the customer relationship intangible asset that resulted from the Company's October 2007 purchase of a small data fulfillment company in Canada.  The impairment was necessary as a result of the loss of significant customer business and current-period and projected operating losses associated with the customer relationship intangible asset.  The impairment was determined by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset in accordance with SFAS No. 144.  The resulting impairment reduced the customer relationship intangible asset to $0.

(Index)

 NOTE F-DEBT

The following is a summary of the Company's debt (in thousands):

	September 30,	December 31,
	2008	2007

9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	268	300
	402,268	402,300
Plus: Premium on debt	269	333
	$402,537	$402,633

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

NOTE G-INCOME TAXES

The following is the detail of income tax expense (benefit) recorded for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Tax expense (benefit) resulting from:
Current operations	$(6,168)	$(15,996)
Change in valuation allowance	5,016	15,034
	$(1,152)	$(962)

For the three and nine months ended September 30, 2008, the Company continued to provide a full valuation allowance against the Federal tax benefit generated from its U.S. operations  as it was more likely than not that such benefit would not be realized.  For the same period, the Company has recognized the tax benefits generated from its Canadian operations.  Offsetting the Canadian tax benefits in the first nine months of 2008 was an additional reserve, penalties and interest totaling $2.7 million on uncertain tax positions.  Additionally, in the third quarter of 2008, the Company recorded a tax benefit of $0.8 million related to certain research and development tax credits received in Canada.

NOTE H-STOCK BASED COMPENSATION

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

(Index)

During the nine months ended September 30, 2008, 2,341 restricted stock units with a fair value of $604,000 and 14,145 stock options with a fair value of $2.8 million were granted. The restricted stock units vested immediately, whereas the stock options contain continued employment requirements and vest ratably over a period of four years from date of grant and expire 10 years after the date of grant.  In addition, a portion of incentive compensation for 2008 is expected to be paid in equity awards which resulted in a non-cash expense of $36,000 for the nine months ended September 30, 2008.  Total share-based compensation cost that has been recognized in the Company's Statements of Operations was $1.6 million and $2.4 million for the three months ended September 30, 2008 and 2007, respectively, and $5.0 million, $6.0 million and $6.7 million for the nine months ended September 30, 2008 (Successor Period), for the period from February 14, 2007 to September 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Included in the $6.7 million share-based compensation cost for the Predecessor Period was $6.3 million related to the accelerated vesting of all outstanding unvested restricted stock as a result of the Merger and change in control of the Company which was included in merger expenses in the Company's Statement of Operations.  The Company has not recognized any tax benefits related to stock based compensation for the three and nine months ended September 30, 2008, the period from February 14, 2007 to September 30, 2007 (Successor Period), or for the period from January 1, 2007 to February 13, 2007 (Predecessor Period).  As of September 30, 2008, the total future compensation cost related to non-vested options not yet recognized in the Company's Statement of Operations was $7.9 million and will be recognized using graded vesting over a weighted average period of 2.6 years.

NOTE I-FAIR VALUE MEASUREMENTS

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

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company's assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The Company's investment in marketable securities is the only balance that is measured at fair value on a recurring basis.  As of September 30, 2008, the fair value was $1.8 million, which was determined using significant other observable inputs (Level 2 inputs).

NOTE J-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at September 30, 2008 and December 31, 2007 of $112,000 and $110,000, respectively, related to collateral on a seismic operations bond.

(Index)

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):
	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Nine Months Ended	February 14, 2007-	January 1, 2007-
	September 30, 2008	September 30, 2007	February 13, 2007

Non-monetary exchanges related to resale
licensing revenue	$8,682	$2,873	$(7)
Non-monetary exchanges from underwriting
of new data acquisition	9,681	-	-
Other non-monetary exchanges	24	-	-
Completion of data in progress from prior
non-monetary exchanges	1,779	600	-
Less: Non-monetary exchanges
for data in progress	(2,600)	(1,238)	-
Total non-cash additions to seismic data library	$17,566	$2,235	$(7)

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	SUCCESSOR		PREDECESSOR
	PERIOD		PERIOD
	Nine Months Ended	February 14, 2007-	January 1, 2007-
	September 30, 2008	September 30,2007	February 13, 2007

Acquisition revenue on underwriting from
non-monetary exchange contracts	$9,675	$673	$11
Licensing revenue from specific data licenses
and selections on non-monetary
exchange contracts	4,766	1,208	71
Data management revenue	-	-	6
Total non-cash revenue	$14,441	$1,881	$88

NOTE K-COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2008, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE L-RECENT ACCOUNTING PRONOUNCEMENTS

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

(Index)

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company will apply the standard prospectively to future business combinations with an acquisition date on or after January 1, 2009.

NOTE M-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of September 30, 2008 (Successor Period) and December 31, 2007 (Successor Period), and the consolidating condensed statements of operations and statements of cash flows for the nine months ended September 30, 2008 (Successor Period), the period February 14, 2007 to September 30, 2007 (Successor Period) and the period January 1, 2007 to February 13, 2007 (Predecessor Period) of (a) the Parent; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

(Index)

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of September 30, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$26,296	$10,532	$-	$36,828
Restricted cash	-	112	-	-	112
Receivables
Trade, net	-	37,397	13,989	-	51,386
Notes and other, net	-	164	263	-	427
Intercompany receivables (payables)	155,439	(141,878)	(13,561)	-	-
Investment in subsidiaries	376,615	449,498	1,144	(827,257)	-
Net seismic data library	-	214,517	82,952	-	297,469
Net property and equipment	-	3,584	5,894	-	9,478
Investment in marketable securities	-	1,798	-	-	1,798
Prepaid expenses, deferred charges
and other	12,502	6,626	582	-	19,710
Intangible assets, net	900	26,902	17,845	-	45,647
Goodwill	-	107,108	93,350	-	200,458

TOTAL ASSETS	$545,456	$732,124	$212,990	$(827,257)	$663,313

LIABILITIES AND STOCKHOLDER'S
EQUITY
Accounts payable and accrued liabilities	$5,525	$14,260	$20,012	$-	$39,797
Income taxes payable	753	5	234	-	992
Senior Notes	402,269	-	-	-	402,269
Notes payable	268	-	-	-	268
Obligations under capital leases	-	-	3,494	-	3,494
Deferred revenue	-	41,475	9,414	-	50,889
Deferred income taxes	4	-	10,783	-	10,787
TOTAL LIABILITIES	408,819	55,740	43,937	-	508,496

STOCKHOLDER'S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	269,777	-	-	-	269,777
Parent investment	-	764,753	172,172	(936,925)	-
Retained deficit	(133,140)	(90,167)	(19,501)	109,668	(133,140)
Accumulated other comprehensive income	-	1,798	16,382	-	18,180
TOTAL STOCKHOLDER'S EQUITY	136,637	676,384	169,053	(827,257)	154,817

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$545,456	$732,124	$212,990	$(827,257)	$663,313

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

(Index)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

For the Nine Months Ended September 30, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$92,950	$49,128	$(3,886)	$138,192

EXPENSES:
Depreciation and amortization	23	86,214	46,469	-	132,706
Impairment of intangible asset	-	-	225	-	225
Cost of sales	-	312	39	-	351
Selling, general and administrative	4,947	15,321	13,716	(3,886)	30,098
Merger	-	357	-	-	357
	4,970	102,204	60,449	(3,886)	163,737

LOSS FROM OPERATIONS	(4,970)	(9,254)	(11,321)	-	(25,545)

Interest expense, net	(13,618)	(15,708)	(715)	-	(30,041)
Foreign currency exchange losses	-	(123)	(1,319)	-	(1,442)
Other income	-	15	24	-	39

Loss before income taxes and
equity in loss of subsidiaries	(18,588)	(25,070)	(13,331)	-	(56,989)
Provision (benefit) for income taxes	-	181	(1,143)	-	(962)
Equity in loss of subsidiaries	(37,439)	(12,188)	-	49,627	-

NET LOSS	$(56,027)	$(37,439)	$(12,188)	$49,627	$(56,027)

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

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

For the Nine Months Ended September 30, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(40,194)	$66,289	$33,003	$-	$59,098

Cash flows from investing activities:
Cash invested in seismic data	-	(41,077)	(24,407)	-	(65,484)
Cash paid to acquire property
and equipment	-	(419)	(491)	-	(910)
Advances to Seitel Holdings, Inc.	-	(135)	-	-	(135)
Increase in restricted cash	-	(2)	-	-	(2)
Net cash used in investing activities	-	(41,633)	(24,898)	-	(66,531)

Cash flows from financing activities:
Principal payments on notes payable	(32)	-	-	-	(32)
Principal payments on capital
lease obligations	-	-	(98)	-	(98)
Borrowings on line of credit	-	-	286	-	286
Payments on line of credit	-	-	(286)	-	(286)
Payments on notes receivable	-	54	-	-	54
Intercompany transfers	40,226	(35,261)	(4,965)	-	-
Net cash provided by (used in)
financing activities	40,194	(35,207)	(5,063)	-	(76)

Effect of exchange rate changes	-	-	1,004	-	1,004
Net decrease in cash and cash
equivalents	-	(10,551)	4,046	-	(6,505)
Cash and cash equivalents at
beginning of period	-	36,847	6,486	-	43,333
Cash and cash equivalents at end of period	$-	$26,296	$10,532	$-	$36,828

(Index)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

February 14, 2007 - September 30, 2007

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(21,929)	$55,523	$22,078	$-	$55,672

Cash flows from investing activities:
Cash invested in seismic data	-	(23,711)	(16,908)	-	(40,619)
Cash paid to acquire property
and equipment	-	(361)	(48)	-	(409)
Increase in restricted cash	-	(3)	-	-	(3)
Net cash used in investing activities	-	(24,075)	(16,956)	-	(41,031)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	-	-	-	400,000
Repayment of 11.75% Senior Notes	(233,352)	-	-	-	(233,352)
Contributed capital	153,473	-	-	-	153,473
Purchase of Seitel stock	(386,556)	-	-	-	(386,556)
Principal payments on notes payable	(27)	-	-	-	(27)
Principal payments on capital
lease obligations	-	-	(62)	-	(62)
Borrowings on line of credit	-	-	103	-	103
Payments on line of credit	-	-	(103)	-	(103)
Cost of debt and equity transactions	(17,085)	-	-	-	(17,085)
Payments on notes receivable	-	274	-	-	274
Intercompany transfers	105,476	(105,476)	-	-	-
Net cash provided by (used in)
financing activities	21,929	(105,202)	(62)	-	(83,335)

Effect of exchange rate changes	-	-	(2,320)	-	(2,320)
Net increase (decrease) in cash
and cash equivalents	-	(73,754)	2,740	-	(71,014)
Cash and cash equivalents at
beginning of period	-	102,788	1,420	-	104,208
Cash and cash equivalents at end of period	$-	$29,034	$4,160	$-	$33,194

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

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission ("SEC"), the impact on our results of operations of our significant amount of debt, our significant amount of debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements and our ability to obtain financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.

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

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.  These markets continue to experience major changes.  Having spent several years increasing their focus on international exploration opportunities, several major oil companies have become more active in the U.S. market than in the past few years.  Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity.  The energy industry remains challenged to develop adequate oil and gas supplies to offset current production declines in mature fields of North America.  We expect demand for natural gas to continue to increase exploration activity over the next two to three years in the United States and Canada.

(Index)

Our clients continue to seek our services to create data in the United States and Canada.  Our clients' commitment for underwriting on new data creation projects was $32.1 million as of September 30, 2008.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

The current financial crisis has limited the credit markets which, in turn, may effect the level of capital spending by oil and gas companies.  As a result, we may experience volatility in the level of our cash resales and in commitments by our clients for new data acquisition.  However, we believe we can respond quickly to changes in demand to ensure we operate within our cash flows.

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

Although we continue as the same legal entity after the Merger, the consolidated financial statements for the first nine months of 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires), which relates to the period preceding the Merger and February 14, 2007 through September 30, 2007, which relates to the period succeeding the Merger.  All financial statements for the periods succeeding the Merger are referred to as Successor Period or Successor, as context requires.  The combined results for the nine months ended September 30, 2007 represent the addition of Predecessor and 2007 Successor Periods ("Combined").  This combination does not comply with U.S. GAAP or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results.  The consolidated financial statements for the Successor Periods reflect the acquisition of Seitel under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

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

Availability of Capital for Our Customers:  Many of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. The recent changes in the availability of capital could have a material impact on the ability of these companies to obtain funding necessary to purchase our seismic data.

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

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Nine Months	Nine Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	September 30,		September 30,	September 30,	September 30,	February 13,
	2008	2007	2008	2007	2007	2007

Cash resales	$37,297	$29,162	$89,802	$78,668	$72,683	$5,985
Other revenue
components:
Acquisition revenue	11,598	8,511	42,547	29,805	23,707	6,098
Non-monetary
exchanges	2,202	135	6,659	2,866	2,873	(7)
Revenue deferred	(16,612)	(15,984)	(41,675)	(39,938)	(37,302)	(2,636)
Recognition of revenue
previously deferred	10,114	5,327	35,723	19,786	10,840	8,946
Solutions and other	1,492	1,205	5,136	3,848	3,224	624
Total revenue, as
reported	$46,091	$28,356	$138,192	$95,035	$76,025	$19,010

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

(Index)

Cash EBITDA:  Cash EBITDA (which we have previously referred to as cash margin) includes cash resales plus all other cash revenues other than from data acquisitions, less cash selling, general and administrative expenses (excluding Merger expenses and merger and acquisition transaction costs) and cost of goods sold.  We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers).  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Nine Months	Nine Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	September 30,		September 30,	September 30,	September 30,	February 13,
	2008	2007	2008	2007	2007	2007

Cash EBITDA	$30,529	$23,816	$69,632	$62,466	$59,036	$3,430
Add (subtract) other
revenue components
not included in
cash EBITDA:
Acquisition revenue	11,598	8,511	42,547	29,805	23,707	6,098
Non-monetary
exchanges	2,202	135	6,659	2,866	2,873	(7)
Revenue deferred	(16,612)	(15,984)	(41,675)	(39,938)	(37,302)	(2,636)
Recognition of
revenue previously
deferred	10,114	5,327	35,723	19,786	10,840	8,946
Recognition of
Solutions revenue
previously deferred	-	-	44	6	-	6

Less:
Depreciation ad
amortization	(43,592)	(36,005)	(132,706)	(107,493)	(96,008)	(11,485)
Impairment of
intangible asset	(225)	-	(225)	-	-	-
Merger expenses	-	(807)	(357)	(19,544)	(2,087)	(17,457)
Merger and acquisition
transaction costs	-	(948)	(5)	(948)	(948)	-
Non-cash operating
expenses	(1,662)	(2,475)	(5,182)	(6,531)	(6,119)	(412)
Operating loss,
as reported	$(7,648)	$(18,430)	$(25,545)	$(59,525)	$(46,008)	$(13,517)

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

Growth of Our Seismic Data Library:  We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library.  For the period from January 1, 2008 to September 30, 2008, we completed the addition of approximately 1,600 square miles of seismic data to our library.  As of September 30, 2008, we had approximately 1,100 square miles of seismic data in progress.

(Index)

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.  There have not been any changes in our critical accounting policies since December 31, 2007.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Nine Months	Nine Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	September 30,		September 30,	September 30,	September 30,	September 13,
	2008	2007	2008	2007	2007	2007

Acquisition revenue:
Cash underwriting	$7,545	$7,865	$32,872	$29,121	$23,034	$6,087
Underwriting from
non-monetary
exchanges	4,053	646	9,675	684	673	11
Total acquisition
revenue	11,598	8,511	42,547	29,805	23,707	6,098

Licensing revenue:
Cash resales	37,297	29,162	89,802	78,668	72,683	5,985
Non-monetary
exchanges	2,202	135	6,659	2,866	2,873	(7)
Revenue deferred	(16,612)	(15,984)	(41,675)	(39,938)	(37,302)	(2,636)
Recognition of revenue
previously deferred	10,114	5,327	35,723	19,786	10,840	8,946
Total resale revenue	33,001	18,640	90,509	61,382	49,094	12,288

Total seismic revenue	44,599	27,151	133,056	91,187	72,801	18,386

Solutions and other	1,492	1,205	5,136	3,848	3,224	624
Total revenue	$46,091	$28,356	$138,192	$95,035	$76,025	$19,010

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

Total revenue increased $17.7 million, or 62.5% to $46.1 million in the third quarter of 2008 from $28.4 million in the third quarter of 2007.  Acquisition revenue increased 36.3% to $11.6 million in the third quarter of 2008 primarily from increased data creation activity in Canada.  Total resale revenue increased 77.0% from $18.6 million in the third quarter of 2007 to $33.0 million in the third quarter of 2008 and was the result of various changes in the components of resale revenue.  Cash resales for the 2008 third quarter were $37.3 million compared to $29.2 million in the 2007 third quarter.  The 27.9% growth in cash resales reflected 33.2% higher core resales (U.S. 3D and Canada 2D and 3D), with Canada and the U.S. delivering 93.2% and 8.6% increases, respectively.  Non-core cash resales (U.S. 2D and offshore) decreased by $0.3 million between the periods.  Revenue recognized from previously deferred contracts, or selections, increased $4.8 million, or 89.9% between quarters.  This increase was primarily due to several large selections on open library cards and the growth in the inventory of open library cards from which clients selected subsequent to the Merger.  Solutions and other revenue increased 23.8% between quarters primarily due to the increase in total seismic revenue and the types of products delivered.

(Index)

Total revenue for the first nine months of 2008 increased $43.2 million, or 45.4% compared to the 2007 nine month period.  Acquisition revenue increased 42.8% from $29.8 million to $42.5 million representing strong data creation activity in both the U.S. and Canada.  Total resale revenue increased 47.5% between the nine month periods primarily due to higher cash and non-cash resales and increased selections.  Cash resales increased 14.2% from $78.7 million in the first nine months of 2007 to $89.8 million in the first nine months of 2008.  This increase reflected a 15.5% growth in our core resales and 4.3% increase in our non-core resales.  Revenue recognized from previously deferred contracts, or selections, increased $15.9 million, or 80.5%, primarily due to several large selections on open library cards and the growth in the inventory of open library cards from which clients selected subsequent to the Merger.  Solutions and other revenue increased by 33.5% during the nine month periods primarily resulting from the higher level of seismic revenue and the types of products delivered.

At September 30, 2008, we had a deferred revenue balance of $50.9 million, compared to the December 31, 2007 balance of $48.2 million.  The majority of the deferred revenue will be recognized when selection of the data is made by the customer or upon expiration of the selection period, whichever occurs first.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Nine Months	Nine Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	September 30,		September 30,	September 30,	September 30,	February 13,
	2008	2007	2008	2007	2007	2007

Amortization of
seismic data:
Income forecast	$28,068	$17,435	$82,824	$55,489	$48,578	$6,911
Straight-line	13,502	16,592	43,740	46,638	42,342	4,296
Total amortization of
seismic data	41,570	34,027	126,564	102,127	90,920	11,207
Depreciation of property
and equipment	592	498	1,776	1,724	1,446	278
Amortization of acquired
intangibles	1,430	1,480	4,366	3,642	3,642	-
Total	$43,592	$36,005	$132,706	$107,493	$96,008	$11,485

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

Total seismic data library amortization amounted to $41.6 million in the third quarter of 2008 compared to $34.0 million in the third quarter of 2007 and $126.6 million for the first nine months of 2008 compared to $102.1 million for the first nine months of 2007.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  The Successor Period reflects the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

(Index)

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Nine Months	Nine Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	September 30,		September 30,	September 30,	September 30,	February 13,
Components of Amortization	2008	2007	2008	2007	2007	2007

Income forecast	62.9%	64.2%	62.2%	60.9%	66.7%	37.6%
Straight-line	30.3%	61.1%	32.9%	51.1%	58.2%	23.4%
Total	93.2%	125.3%	95.1%	112.0%	124.9%	61.0%

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

The percentage of income forecast amortization to total seismic revenue decreased in the third quarter of 2008 as compared to the third quarter of 2007 as a result of the level of revenue recognized on fully amortized data.  In the third quarter of 2008, 14% of resale revenue recognized was from data whose costs were fully amortized compared to 11% in the third quarter of 2007.  In the first nine months of 2008, 17% of resale revenue recognized was from fully amortized data.  For the period from February 14, 2007 to September 30, 2007, substantially all resale revenue required income forecast amortization.

The amount of straight-line amortization decreased from the 2007 third quarter to the 2008 third quarter and from the first nine months of 2007 to the first nine months of 2008.  Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale.  The decrease was due to some seismic surveys becoming fully amortized, thus not requiring any straight-line amortization, as well as to the distribution of revenue among the various seismic surveys, resulting in less straight-line amortization.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years.  The increase in amortization of acquired intangibles between years was due to 2008 including amortization from January 1, 2008 through September 30, 2008, whereas 2007 only included amortization from the Merger date (February 14, 2007).

Impairment of Intangible Asset

During the three and nine months ended September 30, 2008, we recorded an impairment charge of $225,000 related to the customer relationship intangible asset that resulted from our October 2007 purchase of a small data fulfillment company in Canada.  The impairment was necessary as a result of the loss of significant customer business and current-period and projected operating losses associated with the customer relationship intangible asset.  The impairment was determined by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset in accordance with SFAS No. 144.  The resulting impairment reduced the customer relationship intangible asset to $0.

(Index)

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $9.9 million in both the third quarter of 2008 and the third quarter of 2007 and $30.1 million in the first nine months of 2008 compared to $27.4 million in the first nine months of 2007.  SG&A expense is made up of the following cash and non-cash expenses (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Nine Months	Nine Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	September 30,		September 30,	September 30,	September 30,	February 13,
	2008	2007	2008	2007	2007	2007

Cash SG&A expenses	$8,188	$7,427	$24,916	$20,871	$17,706	$3,165
Non-cash compensation
expense	1,594	2,407	4,972	6,366	5,954	412
Non-cash rent expense	68	68	210	165	165	-
Total	$9,850	$9,902	$30,098	$27,402	$23,825	$3,577

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

The increase in cash SG&A expenses of $0.8 million from the third quarter of 2007 to the third quarter of 2008 was partly due to additional variable compensation of $1.1 million, mainly sales commissions on the higher level of revenue recognized between the periods and higher accruals for employee incentive bonuses.  This increase was partially offset by a reduction of $0.7 million in professional fees primarily as a result of the 2007 period including professional fees related to strategic merger and acquisition activities.

The increase in cash SG&A expenses of $4.0 million from the first nine months of 2007 to the first nine months of 2008 was primarily due to (1) the 2007 period including a $0.9 million reduction in SG&A resulting from a cash settlement of litigation and collection of a previously reserved receivable and (2) an increase of $2.3 million in variable compensation, mainly sales commissions on the higher level of revenue recognized in the 2008 period and higher accruals for employee incentive bonuses.  In addition, the stronger Canadian dollar added approximately $0.7 million to our operating expenses.  These increases were partially offset by a reduction of $0.5 million in professional fees primarily as a result of the 2007 period including professional fees related to strategic merger and acquisition activities.

The decrease in non-cash compensation expense between the 2008 and 2007 periods was primarily due to a reduction in the expense related to stock options granted to certain employees and non-employee directors since the Merger due to the expense being recognized using graded vesting.  This reduction was partially offset by a charge of $0.6 million in the first nine months of 2008 due to the issuance of fully vested restricted stock units to certain key employees.

The non-cash rent expense in the Successor Periods related to amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and is being amortized over the remaining lease term at the date of the Merger of 6.25 years.

(Index)

Merger Expenses

Merger expenses included the following fees and expenses incurred in connection with the merger transaction for the periods indicated (in thousands):

	SUCCESSOR				SUCCESSOR	PREDECESSOR
	PERIOD			COMBINED (1)	PERIOD	PERIOD
	Three Months		Nine Months	Nine Months	February 14,	January 1,
	Ended		Ended	Ended	2007 -	2007 -
	September 30,		September 30,	September 30,	September 30,	February 13,
	2008	2007	2008	2007	2007	2007

Investment banking fees	$-	$-	$-	$7,789	$-	$7,789
Legal and advisory fees	-	190	-	1,174	545	629
Change in control
payments	-	617	357	4,287	1,542	2,745
Early vesting of restricted
stock (non-cash)	-	-	-	6,294	-	6,294
	$-	$807	357	19,544	2,087	$17,457

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

Other Income (Expense)

Interest expense, net, was $10.0 million in the third quarter of 2008 compared to $9.9 million in the third quarter of 2007 and was $30.0 million and $31.3 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in the first nine months of 2008 compared to 2007 is primarily due to the 2007 period including $4.0 million related to fees from the non-utilized acquisition financing bridge facility.  Additionally, interest expense in the Predecessor Period was lower as a result of our lower debt level.

Income Taxes

Tax benefit was $1.2 million and $3.7 million in the third quarters of 2008 and 2007, respectively.  The 2008 third quarter benefit was comprised of (i) a benefit of $0.9 million related to our Canadian operations, (ii) a benefit of $0.8 million related to certain research and development tax credits received in Canada, (iii) an expense of $0.3 million related to interest on uncertain tax positions and (iv) $0.2 million of state tax expense in the U.S.  The Federal tax benefit of $5.0 million resulting from our U.S. operations in the 2008 third quarter was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  The 2007 third quarter benefit was comprised of (i) a benefit of $3.4 million related to our Canadian operations, (ii) a benefit of $0.1 million related to our U.S. operations, (iii) $0.2 million of state tax expense in the U.S., (iv) a benefit of $0.4 million related to Canadian withholding tax and (v) a benefit of $0.1 million related to penalties and interest on uncertain tax positions.  In the 2007 third quarter, an adjustment was made to increase our U.S. deferred tax liability resulting from the Merger, allowing us to recognize a partial benefit on our U.S. operating results.  The remainder of the benefit of $8.5 million from the U.S. book loss in this period was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax benefit was $1.0 million and $9.2 million for the nine months ended September 30, 2008 and 2007, respectively.  The benefit for the first nine months of 2008 was comprised of (i) a benefit of $3.7 million related to our Canadian operations, (ii) a benefit of $0.8 million related to certain research and development tax credits received in Canada, (iii) an expense of $2.7 million related to an additional reserve, penalties and interest on uncertain tax positions, (iv) $0.7 million of state tax expense in the U.S. and (v) $0.2 million of Canadian withholding taxes.  The Federal tax benefit of $15.0 million resulting from our U.S. operations in the 2008 period was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  Tax benefit was $9.2 million for the first nine months of 2007 and related to both our U.S. and Canadian operations.  In the U.S., a deferred tax liability of $4.4 million was recorded in connection with the Merger due to the step-up in asset value related to the Merger.  In the period from February 14, 2007 to September 30, 2007, a U.S. Federal tax benefit was recorded equivalent to the amount of deferred tax liability with the remainder of the benefit from our U.S. book loss being offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.  In Canada, a tax benefit of $5.6 million was recognized on our Canadian operations in the period from February 14, 2007 to September 30, 2007.  Additionally, we recorded other tax expense primarily related to state income tax and FIN 48 totaling approximately $0.2 million in the period from February 14, 2007 to September 30, 2007.  Tax expense in the period from January 1, 2007 to February 13, 2007 primarily related to taxes on our Canadian operations and FIN 48.  The Federal income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no Federal tax expense in the U.S. for the period from January 1, 2007 to February 13, 2007.

(Index)

Liquidity and Capital Resources

As of September 30, 2008, we had $36.8 million in consolidated cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

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

At September 30, 2008, there was no outstanding balance under the facility and there was $25.0 million of availability.

Canadian Credit Facility:  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts.  As of September 30, 2008, no amounts were outstanding on this revolving line of credit and $5.0 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes:  On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes.  The proceeds from the notes were used to partially fund the transactions in connection with the Merger.  Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes:  On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes.  As of September 30, 2008, $2.0 million of the 11.75% Senior Notes remain outstanding.  Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

(Index)

Contractual Obligations:  As of September 30, 2008, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
		Remainder
		of			2014 and
Contractual cash obligations	Total	2008	2009-2011	2012-2013	thereafter

Debt obligations (1)(2)	$617,541	$18	$119,921	$78,102	$419,500
Capital lease obligations (2)	5,320	87	1,050	761	3,422
Operating lease obligations	4,854	289	3,547	1,018	-
Total contractual cash obligations	$627,715	$394	$124,518	$79,881	$422,922

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities:  Cash flows provided by operating activities were $59.1 million, $55.7 million and $5.6 million for the nine months ended September 30, 2008 (Successor Period), for the period from February 14, 2007 to September 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Operating cash flows for the first nine months of 2008 decreased $2.2 million from the first nine months of 2007 primarily due to an increase in interest expense paid in the first nine months of 2008 of $6.7 million and an increase in payment of operating expenses principally due to the higher level of revenue activity resulting in an increase in personnel costs and variable compensation.  These increases were partially offset by the 2007 period including the payment of fees and expenses totaling $13.1 million related to the Merger.

Cash Flows from Investing Activities:  Cash flows used in investing activities were $66.5 million, $41.0 million and $8.4 million for the nine months ended September 30, 2008 (Successor Period), for the period from February 14, 2007 to September 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  Cash expenditures for seismic data were $65.5 million, $40.6 million and $8.4 million for the nine months ended September 30, 2008 (Successor Period), for the period from February 14, 2007 to September 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  The increase in cash invested in seismic data for the first nine months of 2008 compared to the first nine months of 2007 was primarily due to an increase in cash paid for new data acquisition projects.

Cash Flows from Financing Activities:  Cash flows used in financing activities were $0.1 million, $83.3 million and $0.4 million for the nine months ended September 30, 2008 (Successor Period), for the period from February 14, 2007 to September 30, 2007 (Successor Period), and for the period from January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.  The period from February 14, 2007 to September 30, 2007 included (i) the issuance of $400.0 million of our 9.75% Senior Notes, (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger, (iii) acquisition of all of our outstanding shares of common stock (other than shares owned by ValueAct Capital and certain shares owned by management investors) in connection with the Merger for a total of $386.6 million, (iv) payment of $233.4 million of principal and tender and consent fees on our 11.75% Senior Notes and (v) payment of $17.1 million of financing fees in connection with the Merger.

Anticipated Liquidity:  Our ability to make required payments of principal and interest on our 9.75% and 11.75% Senior Notes and on borrowings under our revolving credit facilities, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our revolving credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations.  We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

(Index)

Deferred Taxes

As of September 30, 2008, we had a net deferred tax liability of $10.8 million attributable to our Canadian operations and $4,000 attributable to U.S. state deferred taxes.  In the U.S., we had a deferred tax asset of $47.7 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized.  As of September 30, 2008, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

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

Capital Expenditures

During the nine months ended September 30, 2008, capital expenditures for seismic data and other property and equipment amounted to $82.6 million.  Our capital expenditures for the full year of 2008 are presently estimated to be $107.5 million.  The actual capital expenditures for the nine months ended September 30, 2008 and total 2008 estimated capital expenditures are comprised of the following (in thousands):

	Nine Months	Full Year
	Ended	Estimate
	September 30, 2008	for 2008

New data acquisition	$61,218	$78,400
Cash purchases of seismic data and other	2,879	4,000
Non-monetary exchanges	17,566	23,500
Other property and equipment	910	1,600
Total capital expenditures	82,573	107,500
Less: Non-monetary exchanges	(17,566)	(23,500)
Changes in working capital	1,387	1,387
Cash investment per
statement of cash flows	$66,394	$85,387

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Nine Months	Total
	Ended	Estimate
	September 30, 2008	for 2008

Total capital expenditures	$82,573	$107,500
Less: Non-cash additions	(17,566)	(23,500)
Cash underwriting	(32,872)	(40,000)
Capital expenditures funded from
operating cash flow	$32,135	$44,000

As of September 30, 2008, we had capital expenditure commitments related to data acquisition projects of approximately $49.8 million, of which we have obtained approximately $28.2 million of cash underwriting and $3.9 million of underwriting for non-monetary exchanges.

(Index)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates.  As of September 30, 2008, we did not have any open interest rate swap or interest rate lock agreements.  Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2008.

Item 4T.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2008 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(Index)

PART II - OTHER INFORMATION

Item 1A.  RISK FACTORS

Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K.

The recent financial crisis and falling commodity prices could adversely affect demand for our seismic data and related services and may increase our credit risk of customer non-payment.

Our customers generally rely on equity and debt financing from public and private capital sources and cash flow from operations to finance their drilling activities.  We believe that the recent U.S. and global financial crisis has made it more difficult for our customers to obtain equity capital and credit.  As a consequence, demand for our seismic data and related services could be adversely affected by these financial market conditions and, as such, we are unable to predict the severity or duration of any such decrease in demand.  We also believe that fears of a prolonged recession and possibly reduced energy demand have contributed to recent substantial declines in prices for oil and gas.  These falling commodity prices could also dampen demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced as a consequence of lower commodity prices.  We may also face increased credit risk from customers as the ability of some of our customers to pay amounts owed to us may be impaired because of the financial crisis and falling commodity prices.

Item 1., 2., 3., 4. and 5.   Not applicable.

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

			SEITEL, INC.

Dated: November	12,	2008	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

Dated: November	12,	2008	/s/	William J. Restrepo
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