Form 10-K
period 2008-12-31
SEITEL INC
filed 2009-03-17
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 333-144844
SEITEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10811 S. Westview Circle Drive, Building C, Suite 100	77043
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:	(713) 881-8900

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 6, 2009 was zero.  On March 6, 2009 there were a total of 100 shares of common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☒	No	☐

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission ("SEC"), the impact on our financial condition as a result of our debt, our debt service and interest expense, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the current international financial crisis on our business and our ability to obtain financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs.  Also note that we provide a cautionary discussion of risks and uncertainties under the captions "Item 1A. Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.

The forward-looking statements contained in this report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Seitel or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report and in our future periodic reports filed with the SEC.

PART I

Item 1.  Business

General

Seitel, Inc. and its wholly owned subsidiaries are collectively referred to in this report as "Seitel," "the Company," "we" and "us" except as otherwise noted.  Seitel is a leading provider of seismic data to the oil and gas industry in North America.  Our products and services are critical for oil and gas exploration and development and management of hydrocarbon reserves by exploration and production companies.  We own an extensive library of proprietary onshore and offshore seismic data that we have accumulated since our inception in 1982 and that we license to a wide range of oil and gas companies.  Our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration, to determine the size, depth and geophysical structure of previously identified oil and gas fields and to optimize the development and production of oil and gas reserves.  The importance of seismic data usage in the exploration, development and management process drives demand for data in our library.

We have built a library of onshore seismic data that we believe is the largest available for licensing in the United States and Canada.  Our seismic data library includes both onshore and offshore three-dimensional ("3D") and two-dimensional ("2D") data. We have ownership in over 41,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major active North American oil and gas producing regions. The majority of our onshore seismic data covers sections of the U.S. Gulf Coast, including Eastern Texas, Southern Louisiana and Mississippi, as well as Western Canada, the Rocky Mountains and Northern Louisiana. We have one of the largest seismic data libraries in each of these regions. We also own a library of offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico and the waters off the coast of Eastern Canada. We serve a market which includes over 1,600 companies in the oil and gas industry.  Our customers range from small and mid-cap exploration and production companies and private prospecting individuals to large independent oil and gas companies and also include global oil and gas companies.

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

We also regularly add to our seismic data library by creating new seismic data. These data creation programs are substantially funded by our customers in exchange for a license granting them access to the newly acquired data with a limited exclusivity period. We do not employ seismic crews or own any seismic survey equipment but instead contract our data shoots to third-party seismic acquisition companies. We believe this practice allows us to respond quickly to changes in demand and minimizes ongoing capital requirements. We also purchase seismic surveys or entire seismic libraries from oil and gas companies which have discontinued their exploration and production in a particular geographical area and no longer require ownership of, or which have otherwise determined to sell, their data or library. These purchases are funded with cash or structured as non-monetary exchanges, whereby we acquire ownership of existing data from customers in exchange for a grant of a non-exclusive license to use other data from our library. We also create new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of our library. Historically, some of our seismic data has remained useful for decades after its creation. For example, we continue to license 15 year old 3D data and 2D data created over 20 years ago. We expect this to continue and our data to remain useful for extended periods after its creation.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit ("Solutions"), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In each of fiscal 2008, 2007 and 2006, approximately 96% of our revenues were attributable to acquisition and licensing of seismic data.  Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients.  See Note O to Notes to Consolidated Financial Statements for information about our revenue by geographical area.

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

In connection with the Merger, Acquisition Corp. conducted a cash tender offer and consent solicitation for all of the $189.0 million aggregate principal amount of our 11.75% senior notes due 2011 (the "11.75% Senior Notes").  On February 14, 2007, we paid $187.0 million aggregate principal amount for all of the notes tendered.  In connection with the tender offer and consent solicitation, we entered into a supplemental indenture, supplementing the indenture dated as of July 2, 2004 with respect to the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger.  $2.0 million aggregate principal amount of the 11.75% Senior Notes remain outstanding.

In addition, on February 14, 2007, we issued $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the "9.75% Senior Notes") pursuant to an indenture by and among Seitel, certain subsidiary guarantors and LaSalle Bank National Association, as trustee.  We also entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. ("WFF") with a maximum credit amount of $25.0 million, subject to certain borrowing base limitations. The facility includes a letter of credit sub-limit up to $10.0 million. All obligations are unconditionally guaranteed by our domestic subsidiaries that are not borrowers under the facility, subject to customary exceptions, exclusions and release mechanisms. The facility is secured by a lien on substantially all of our domestic assets, including equity interests in our U.S. subsidiaries.

Description of Operations

Industry Conditions

Seismic data is critical to the oil and gas exploration process due to its ability to significantly increase the success rate of locating commercial oil and gas deposits by producing detailed images of the earth's subsurface features. The overall demand for seismic data and related geophysical services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities. This spending is in turn driven largely by present and expected future demand and pricing for oil and natural gas. Demand for these commodities is influenced by global economic growth as well as political, economic, tax, and environmental considerations.  Beginning in the fourth quarter of 2008, demand for seismic data has declined as a result of the economic downturn.  However, we are unable to predict the severity or duration of such decrease in demand. We also believe that fears of a prolonged recession and possibly reduced energy demand have contributed to recent substantial declines in prices for oil and natural gas. These falling commodity prices could also dampen demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced as a consequence of lower commodity prices.

Oil and natural gas supply constraints have caused an increase in exploration and production spending in both the United States and Canada and have led to increasing hydrocarbon prices during recent years.  However, beginning in the fourth quarter of 2008, drilling activity has fallen sharply in North America as a result of the economic downturn, and we expect this trend to continue.  We believe that a return to more normal drilling levels will only be possible once worldwide economic activity reaches higher levels or some equilibrium between supply and demand of oil and natural gas occurs.

A significant portion of our revenues comes from small and mid-cap oil and gas exploration and production companies, independent oil and gas companies and private prospecting individuals. To achieve and maintain their success, we believe our customers will need to continue to find new, and exploit existing, oil and natural gas reserves, which we believe will require significant amounts of capital spending on seismic data among other things.  Over the medium to long-term, we believe there will continue to be an incentive for exploration and production spending in the United States and Canada.  However, in the near term, we believe that the capital markets will continue to provide insufficient or expensive funding for many of our customers, thus limiting their ability to invest in new areas and affecting their purchases of seismic data.

Land rig counts in North America peaked during 2008 but have fallen continuously during the early part of 2009 reflecting the currently cautious attitude of oil and gas companies.  The average North American land rig count for January and February 2009 is down approximately 20% compared to the same period in 2008.  We expect drilling in North America to continue falling significantly at least through the first two quarters of 2009.

We believe the use of 3D seismic data and advanced processing techniques, coupled with advances in drilling and completion techniques, have enhanced the ability of oil and gas companies to explore for, develop and manage oil and gas reserves. Nonetheless, due to the current economic downturn, decreased oil and gas company budgets for exploration and production spending and continued weak onshore rig counts in North America, we believe that seismic industry market conditions will continue to weaken during 2009.  As a result, we expect the level of cash resales from our library in 2009 to be lower than our 2008 results.  Consequently, we have implemented capital expenditure reductions, reducing our estimate of 2009 net cash capital expenditures to approximately $22 million, a 50% reduction as compared to 2008.  In addition, we have implemented measures to reduce our cash operating expenses by approximately 20%, including headcount reductions implemented in January 2009.

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

Management believes the level of resales from various vintages of our investment in seismic data is useful in order to assess the resiliency and value of our seismic data library.  Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects.  For the year ended December 31, 2008, resale revenue from U.S. onshore 3D data and Canadian 2D and 3D data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment	(1)	Percentage
Investments prior to 2002	$53,789	54%	$301,875		58%
Investments 2002 through 2008	46,492	46%	216,000		42%
Total U.S. 3D onshore and Canadian 2D and 3D	$100,281	100%	$517,875		100%

(1)	Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the Merger.

The following presents a reconciliation of resale revenue for U.S. 3D onshore and Canadian 2D and 3D (a non-GAAP financial measure) to total revenue for the year ended December 31, 2008 (the most directly comparable GAAP financial measure) (in thousands):

Total resale revenue - U.S. 3D onshore and
Canadian 2D and 3D	$100,281
Other revenue components:
Other resale revenue (principally offshore and U.S. 2D)	15,585
Acquisition revenue	55,990
Solutions and other revenue	6,543
Selection revenue not recognized for GAAP due to purchase accounting adjustments	(5,996)
Total revenue	$172,403

The following presents a reconciliation of net historical investment for U.S. 3D onshore and Canadian 2D and 3D data (a non-GAAP financial measure) to net book value at December 31, 2008 (the most directly comparable GAAP financial measure) (in thousands):

Net historical investment in seismic data - U.S. 3D onshore and Canadian 2D and 3D	$517,875
Add:
Acquisition revenue - 3D onshore	436,501
Other seismic data investment (principally offshore and U.S. 2D)	422,384
Fair value adjustment resulting from Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(1,259,815)
Net book value	$279,257

Seismic Data Library

Our seismic data library includes onshore and offshore 3D and 2D data and offshore multi-component data.  We have ownership in over 41,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and natural gas producing regions.  The majority of our seismic data library covers onshore regions within North America, with a geographic concentration on the onshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, Western Canada, Mississippi, Eastern Texas, the Rocky Mountain region and Northern Louisiana.  Most of our remaining seismic data library covers the offshore Gulf of Mexico and Eastern Canada.  The following table describes our 3D seismic data library, as well as data that we manage and market for third parties, as of March 6, 2009.

Square

		Percentage
3D Data Library at March 6, 2009	Miles(1)	of Subtotal

Gulf Coast Texas	9,202	46%
Southern Louisiana/Mississippi	7,048	36%
Rocky Mountains	1,639	8%
Northern Louisiana	452	2%
Other	1,540	8%
Total U.S. Onshore	19,881	100%

Canada	11,419	100%

U.S. Offshore	10,509	100%

Worldwide Total	41,809	100%

(1)	Square miles reflect mileage net to our revenue interest.

U.S. Onshore:  The U.S. onshore 3D sector of our seismic data library is comprised principally of our Gulf Coast Texas and Southern Louisiana/Mississippi components.  We began accumulating this data in 1993 and 1994.  Until recent years, the Southern Louisiana/Mississippi component of our U.S. onshore seismic data library grew significantly faster than our Gulf Coast Texas component.  More recently, our Gulf Coast Texas component has experienced significant growth and is now larger than our Southern Louisiana/Mississippi component.  These areas form the core of our U.S. onshore database and currently represent the areas of most demand from our U.S. clients.

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

Canada:  The Canadian market is less mature than the U.S. Gulf Coast and includes areas still considered frontier, or underexplored.  Accordingly, there is still a significant demand for 2D data, with 3D data representing an increasing part of the market in recent years.  The accumulation of 3D data in our seismic library began in 1998 and has grown at an average rate in excess of 1,000 square miles per year.  During the period from 2004 through 2008, 3D licensing revenue has exceeded revenue from our 2D data.  We anticipate that 3D data licensing revenue will continue to grow as a proportion of total licensing revenue in the future.

Offshore U.S. Gulf of Mexico:  Our library of offshore data covers parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico.  We have accumulated our U.S. Gulf of Mexico offshore 3D data since 1993.  Although we have not shot new offshore surveys in recent years, on occasion, we add offshore Gulf of Mexico data through non-monetary exchanges.

Data Library Growth

We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) acquiring ownership of existing data through non-monetary exchanges or (4) creating new value-added products from data existing within our library.

Underwritten Data Acquisitions:  We create new seismic data designed in conjunction with our customers and specifically suited to the geology and environmental conditions of the area using the most appropriate technology available.  Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data.  Under the terms of these licenses, the customers usually have exclusive access to use the newly acquired data for a limited term, which is usually six months, after which the data is added to our library for licensing to the industry on a non-exclusive basis.  Data acquisition activity during 2008 occurred in the Texas Gulf Coast, the Bossier/Haynesville resource play in East Texas and Western Canada.  All field work on these projects is outsourced to subcontractors, as is the data processing for those projects in Canada.  A significant percentage of the data processing for Texas projects is processed by our wholly owned subsidiary Matrix Geophysical, Inc. ("Matrix").  We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

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

Value-Added Products:  We create new products from existing seismic surveys in our library by extracting a variety of additional information from surveys that was not readily apparent in the initial products.  Opportunities to extract such additional information and create such additional products may result from information from secondary sources, alternative conclusions regarding the initial products and applying alternate or more complex processes to the initial products, or some combination of these factors.  Additional products may include Pre-Stack Time Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes, Rock Property volumes and Pre-Stack Depth Migration volumes.  Typically, one or more customers will underwrite a portion of the direct cost involved in these products in exchange for a license or licenses to use the resulting data.  Under these licenses, the customers usually have exclusive access to the newly acquired data for a limited term, which is usually three months or less.  After this limited term of exclusivity, the data is added to our library for licensing to the industry on a non-exclusive basis.  Work on these projects may be performed by Matrix, outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist.  We employ experienced geoscientists who design these value-added products and oversee the processing to ensure the quality and longevity of the data created.

Licenses and Marketing

We actively market data from our library to customers under non-exclusive license agreements using a well-developed marketing strategy combined with strong geophysical expertise.  Our licenses are generally non-assignable and typically provide that in the event of a change of control of a customer-licensee, the surviving entity generally must pay a fee to maintain a license for any data it seeks to continue to use and for which such entity previously did not have a license.  We employ an experienced sales force and it is our operating philosophy to actively market our seismic library.  Our team of dedicated marketing specialists seeks to maximize license sale opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis.  Our marketing team develops innovative contracting methods that have expanded the market for seismic data to our customers.

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

Backlog

At March 6, 2009, our backlog of underwriting commitments related to new data creation projects was $39.2 million compared with $38.0 million at March 3, 2008.  We anticipate that the majority of this backlog will be recognized over the next 12 months.

Seitel Solutions

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location.  Through our Solutions business unit, we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.  Using proprietary technology, we store, manage, access and deliver data, tapes and graphic cross-sections to our licensees.  In addition, Solutions offers use of its proprietary display and inventory software to certain customers, and the use of its proprietary quality control software to the seismic brokerage community principally in Calgary, Alberta, Canada.  We also offer data management services to select clients.

Customers

We market our seismic data to a varied customer base. Our customers range from small and mid-cap exploration and production companies and private prospect generating individuals to several of the largest companies in the oil and gas industry. During the year ended December 31, 2008, one customer accounted for 11.3% of our revenue.  During the years ended December 31, 2007 and 2006, no one customer accounted for more than 10% of our revenue. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

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

Employees

As of December 31, 2008, we and our subsidiaries had 150 full-time employees, including seven executive officers, 21 marketing staff and 38 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

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

Available Information

We make available free of charge, or through the "Investor Relations" section of our website at www.seitel-inc.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our Code of Business Conduct and Ethics is also available through the "Investor Relations-Corporate Governance" section of our website or in print to any stockholder who requests them.

Item 1A.  Risk Factors

The current financial crisis and falling commodity prices could adversely affect demand for our seismic data and related services and may increase our credit risk of customer non-payment.

Many of our customers are independent oil and gas companies and private prospect-generating companies that rely primarily on bank or commercial debt financing or private investments and cash flow from operations to finance their exploration, production, development and field management activities. We believe that as a result of the current U.S. and global financial crisis there may be a significant downturn in the availability or increase in the cost of these types of capital. As a result, demand for our seismic data and related services could be adversely affected by these financial market conditions, which, in turn, could have a material adverse effect on our results of operations and cash flow. We are unable to predict the severity or duration of any such decrease in demand. We also believe that fears of a prolonged recession and possibly reduced energy demand have contributed to recent substantial declines in prices for oil and natural gas. These falling commodity prices could also dampen demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced as a consequence of lower commodity prices. We may also face increased credit risk from customers as the ability of some of our customers to pay amounts owed to us may be impaired because of the falling commodity prices and decreases in their liquidity and capital resources.

Our industry is cyclical and our business could be adversely affected by the level of capital expenditures by oil and gas companies and by the level and volatility of oil and natural gas prices.

Our industry and the oil and gas industry generally are subject to cyclical fluctuations. Demand for our services depends upon spending levels by oil and gas companies for exploration, production, development and field management of oil and natural gas reserves and, in the case of new seismic data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies' short-term and strategic plans. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

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

The U.S. government's current plans to address the financial crises may not be effective to stabilize the financial markets or to increase the availability of credit.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority, among other things, to purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets, and has discussed additional legislation that could expand this power. Despite these plans, the capital markets have continued to experience extreme levels of volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact these plans ultimately will have on the financial markets. If the actions taken by the U.S. Treasury are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the availability of internally generated cash flow and financing alternatives to cover the costs of acquiring and processing seismic data for our data library that are not underwritten by our customers.

We continue to invest additional capital in acquiring and processing new seismic data to add to our data library and as our business grows, we expect these investments to increase. A significant portion of these costs are underwritten by our customers, while the remainder is financed through the use of internally generated cash flow and other financing sources. We may use bank or commercial debt, the issuance of equity or debt securities or any combination thereof to finance these costs. There can be no assurance that our customers will continue to underwrite these costs at historical levels, or that we will have available internally generated funds or will be successful in obtaining sufficient capital through additional financing or other transactions, if and when required on terms acceptable to us, to continue to invest in acquiring new seismic data. Any substantial alteration of or increase in our capitalization through the issuance of debt securities may significantly increase our leverage and decrease our financial flexibility. If we are unable to obtain financing if and when needed, we may be forced to curtail our business objectives and to finance business activities with only internally generated funds as may then be available.

Our substantial level of indebtedness could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We have a significant amount of leverage and interest expense. As of December 31, 2008, we had approximately $405.3 million of total indebtedness, including $3.0 million of capital leases. Our 2009 consolidated annual debt service requirements are expected to aggregate approximately $39.6 million.  We may also incur additional indebtedness in the future.

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

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion of our seismic acquisition project costs, including third-party project costs, are underwritten by our customers. We target an average of 70% underwriting levels for new seismic acquisition projects on an aggregate basis. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer's underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

Because our business is concentrated in the U.S. Gulf Coast and Canada, it could be adversely affected by economic developments in the oil and gas industry that affect these areas more than others.

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

There are a number of geophysical companies that create, market and license seismic data and maintain their own seismic libraries. Competition for acquisition of new seismic data among geophysical service providers historically has been, and we expect will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for new data.

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

Failure to meet cash flow projections may result in goodwill impairment charges.

We perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We rely on discounted cash flow analysis, which requires significant judgments and estimates about our future operations, to develop our estimates of fair value.  If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill or indefinite lived intangibles which could be material to our results of operations in any particular reporting period.

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period.

A portion of our revenues are derived from our Canadian activities and operations. As a result, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. As the relationship of the Canadian dollar has weakened recently against the U.S. dollar, our revenue denominated in Canadian dollars has been unfavorably affected and conversely our expenses denominated in Canadian dollars have been favorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in other accumulated other comprehensive income (loss) in stockholder's equity. Realized gains and losses on translation of the Canadian operations into U.S. dollars are included in net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

Our U.S. revolving credit facility includes additional covenants, including a restriction on capital expenditures, and a requirement that we achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

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

Our Chief Executive Officer and Chief Financial Officer evaluate on a quarterly basis our internal controls for financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls for financial reporting and our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices and warehouse space and storage. We maintain domestic marketing offices in Denver, Colorado and New Orleans, Louisiana. We also lease office and warehouse space in two separate locations in Calgary, Alberta, Canada, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.

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

Item 3.  Legal Proceedings

We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to our financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2008, we did not have any amounts accrued related to litigation claims, as we believe it is not probable that any amounts will be paid relative to such litigation and claims.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2008, there was one holder of record of our 100 shares of common stock, $0.001 par value.

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

Item 6.  Selected Consolidated Financial Data (In Thousands)

As a result of the Merger, which was completed on February 14, 2007, our capital structure and our basis of accounting differ from those prior to the Merger.  Our financial data in respect of all reporting periods after February 13, 2007 reflect the Merger under the purchase method of accounting.  The financial information for the periods before the Merger is referred to as "Predecessor Period" and financial information for the periods after the Merger is referred to as the "Successor Period."

The following table summarizes certain historical consolidated financial data of Seitel and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein.

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended December 31,
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	2006	2005	2004

Statement of Operations Data:

Revenue	$172,403	$129,802	$19,010	$191,919	$149,178	$137,675

Expenses and costs:
Depreciation and
amortization	168,629	146,072	11,485	88,662	98,373	168,201
Impairment of intangible
asset	225	-	-	-	-	-
Gain on sale of
seismic data	-	-	-	(231)	-	-
Cost of sales	462	218	8	234	185	332
Selling, general
and administrative	36,316	33,393	3,577	35,930	34,910	30,160
Merger	357	2,657	17,457	1,449	-	-
	205,989	182,340	32,527	126,044	133,468	198,693

Income (loss) from
operations	(33,586)	(52,538)	(13,517)	65,875	15,710	(61,018)

Interest expense, net	(40,017)	(38,844)	(2,284)	(19,520)	(23,224)	(24,437)
Foreign currency
exchange gains (losses)	(4,059)	3,173	(102)	259	963	2,372
Reorganization items	-	-	-	-	-	(12,498)
Gain (loss) on sale of
marketable securities	-	-	-	27	(11)	-
Other income	40	39	12	-	-	1
Income (loss) from
continuing operations
before income taxes	(77,622)	(88,170)	(15,891)	46,641	(6,562)	(95,580)
Provision (benefit) for
income taxes	(3,548)	(11,057)	452	(715)	(4,776)	(3,338)
Income (loss) from
continuing operations	(74,074)	(77,113)	(16,343)	47,356	(1,786)	(92,242)
Income (loss) from
discontinued operations,
net of tax	-	-	-	(142)	47	144
Net income (loss) (1)	$(74,074)	$(77,113)	$(16,343)	$47,214	$(1,739)	$(92,098)

(1)

In the third quarter of 2004, we evaluated our estimate of the useful life of our seismic data library and reduced the estimated useful life of all of our seismic data to four years.  The effect from this change on reported results was a reduction in net income of $70.6 million for the year ended December 31, 2004.

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$42,565	$43,333	$107,390	$78,097	$43,285
Seismic data library, net	279,257	349,039	123,123	111,946	151,230
Total assets	643,825	743,101	305,435	246,671	263,482
Total debt	405,499	406,481	189,038	188,600	194,717
Stockholder's equity (deficit)	115,785	220,958	37,491	(11,161)	(15,829)
Common shares outstanding	100	100	155,184	153,604	151,414

Item 7.  Management's Discussion and Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

Overview

General

Our products and services are used by oil and gas companies to assist in oil and gas exploration and development and management of hydrocarbon reserves. We own an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. We believe that our library of onshore seismic data is the largest available for licensing in the United States and Canada. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by clients.  By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico.  These markets continue to experience major changes.  Having spent several years increasing their focus on international exploration opportunities, several major oil companies have become more active in the U.S. market than in the past few years.  Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity.  Although exploration activity in North America has started to decline as a result of the current economic downturn and low commodity prices, we expect demand recovery for natural gas over the medium term to lead to renewed growth exploration activity in the U.S. and Canada.

Our clients continue to seek our services to create data in the United States and Canada.  On March 6, 2009, our clients' commitment for underwriting on new data creation projects was $39.2 million.  Licensing data "off the shelf" does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

Due to the current economic environment, we expect cash resales in 2009 to be lower than our 2008 results.  Consequently, we have reduced our estimate for 2009 net cash capital expenditures by approximately 50% from the level we had in 2008.  In addition, we have implemented measures to reduce our cash operating expenses by approximately 20% in 2009, including headcount reductions implemented in January 2009.

The Merger and Related Transactions

On February 14, 2007, Acquisition Corp. was merged with and into Seitel, pursuant to a merger agreement between Seitel, Acquisition Corp. and Holdings dated October 31, 2006.  Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.

In connection with the Merger, we paid $187.0 million of our 11.75% Senior Notes, issued $400.0 million of our 9.75% Senior Notes and entered into an agreement with WFF to amend and restate our existing U.S. revolving credit facility.  Accordingly, as a result of the increase in our indebtedness, our interest expense has been significantly higher in periods following the Merger.

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

The adjustments to our assets and liabilities as a result of the Merger have impacted net income subsequent to the Merger.  The increase in the basis of the assets has resulted in non-cash charges in periods subsequent to the Merger, principally related to the step-up in the value of our seismic data library and other intangible assets.  The book value of our seismic data library was increased by approximately $275.2 million to its then fair market value of $395.6 million.  As a result of this step up in value and of our maximum four-year straight-line amortization of seismic data, our data amortization expense has increased in the Successor Period.  In addition, we recorded identifiable intangible assets with a fair value of $53.4 million of which $52.5 million is amortizable over their useful lives ranging from 1 to 10 years.  As a result of this step up in value, amortization expense of acquired intangible assets has increased in the Successor Period.  Our deferred revenue liability was reduced by $26.5 million primarily associated with data licensing contracts for which the data was not fully selected as of February 13, 2007.  This reduction in deferred revenue has reduced non-cash revenue in the Successor Period.

Although Seitel continues as the same legal entity after the Merger, the consolidated financial information for the year ended December 31, 2007 is presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires), which relates to the period proceeding the Merger and February 14, 2007 through December 31, 2007, which relates to the period succeeding the Merger.  All financial statements for periods succeeding the Merger are referred to as "Successor Period" or "Successor," as context requires.  The combined results for the year ended December 31, 2007 represent the addition of the Predecessor and 2007 Successor Periods ("Combined").  This combination does not comply with United States generally accepted accounting principles, or GAAP, or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results.  The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical costs.  The Combined results do not reflect the actual results we would have achieved absent the Merger and are not indicative of our future results of operations.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data:  Demand for our products and services is cyclical due to the nature of the oil and gas industry.  In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies' own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data.  The economic downturn has resulted in lower commodity prices and reduced exploration capital expenditures, which, in turn, has caused demand for seismic data to decline.   However, we are unable to predict the severity or duration of such decrease in demand.

Availability of Capital for Our Customers:  Many of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities.  The reduction in cash flows being experienced by our customers resulting from the declines in commodity prices, along with the reduced availability of credit and increased costs of borrowing due to the tightening of the credit markets, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.

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

North America Drilling Activity:  The current economic downturn in North America has resulted in reduced demand for natural gas due to an imbalance between supply and demand that has led to lower hydrocarbon prices.  Until this imbalance is corrected, we expect drilling activity to continue to fall significantly in North America, reducing the demand for our seismic data.

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

			PREDECESSOR		PREDECESSOR
	SUCCESSOR PERIOD		PERIOD	COMBINED(1)	PERIOD
	Year Ended	Feb. 14, 2007	Jan. 1, 2007 -	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007	Dec. 31, 2006

Cash resales	$118,720	$115,821	$5,985	$121,806	$124,988
Other revenue components:
Acquisition revenue	55,990	36,561	6,098	42,659	46,821
Non-monetary exchanges	7,625	7,981	(7)	7,974	5,838
Revenue deferred	(59,481)	(64,250)	(2,636)	(66,886)	(48,471)
Recognition of revenue
previously deferred	43,006	28,956	8,946	37,902	55,344
Solutions and other	6,543	4,733	624	5,357	7,399
Total revenue, as reported	$172,403	$129,802	$19,010	$148,812	$191,919

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

Cash EBITDA

Cash EBITDA (which we have previously referred to as cash margin) includes cash resales plus all other cash revenues other than from data acquisitions, plus gain on sale of seismic data, less cash selling, general and administrative expenses (excluding Merger expenses and merger and acquisition transaction costs) and cost of goods sold.  We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers).  The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

			PREDECESSOR		PREDECESSOR
	SUCCESSOR PERIOD		PERIOD	COMBINED(1)	PERIOD
	Year Ended	Feb. 14, 2007	Jan. 1, 2007 -	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007	Dec. 31, 2006

Cash EBITDA	$95,206	$96,741	$3,430	$100,171	$99,155
Add (subtract) other revenue
components not
included in cash EBITDA:
Acquisition revenue	55,990	36,561	6,098	42,659	46,821
Non-monetary
exchanges	7,625	7,981	(7)	7,974	5,838
Licensing revenue
deferred	(59,481)	(64,250)	(2,636)	(66,886)	(48,471)
Recognition of licensing
revenue previously
deferred	43,006	28,956	8,946	37,902	55,344
Solutions revenue
deferred	-	(50)	-	(50)	-
Recognition of Solutions
revenue previously
deferred	44	6	6	12	33
Less:
Depreciation and
amortization	(168,629)	(146,072)	(11,485)	(157,557)	(88,662)
Impairment of
intangible asset	(225)	-	-	-	-
Merger expenses	(357)	(2,657)	(17,457)	(20,114)	(1,449)
Merger and acquisition
transaction costs	(6)	(1,145)	-	(1,145)	-
Non-cash operating
expenses	(6,759)	(8,609)	(412)	(9,021)	(2,734)
Operating income (loss),
as reported	$(33,586)	$(52,538)	$(13,517)	$(66,055)	$65,875

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

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2008, 2007 and 2006, we completed the addition of approximately 2,700 square miles, 2,400 square miles and 2,600 square miles, respectively, of seismic data to our library.  For the period from January 1, 2009 to March 6, 2009 we completed the addition of 50 square miles and as of March 6, 2009 we had approximately 850 square miles of seismic data in progress.

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

The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to our accounting for our seismic data library and goodwill.

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

Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 77% as of January 1, 2009.  The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 86% as of January 1, 2009.

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

For our estimates of the fair value of goodwill, we prepare discounted cash flow analysis, which requires significant judgments and estimates about our future performance.  If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management's estimates and assumptions change in the future, the effect on our reported results could be significant to any particular reporting period.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

			PREDECESSOR		PREDECESSOR
	SUCCESSOR PERIOD		PERIOD	COMBINED(1)	PERIOD
	Year Ended	Feb. 14, 2007	Jan. 1, 2007 -	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007	Dec. 31, 2006

Acquisition revenue:
Cash underwriting	$41,511	$35,215	$6,087	$41,302	$42,327
Underwriting from non-
monetary exchanges	14,479	1,346	11	1,357	4,494
Total acquisition revenue	55,990	36,561	6,098	42,659	46,821

Licensing revenue:
New resales for cash	118,720	115,821	5,985	121,806	124,988
Non-monetary exchanges	7,625	7,981	(7)	7,974	5,838
Revenue deferred	(59,481)	(64,250)	(2,636)	(66,886)	(48,471)
Recognition of revenue
previously deferred	43,006	28,956	8,946	37,902	55,344
Total licensing revenue	109,870	88,508	12,288	100,796	137,699

Total seismic revenue	165,860	125,069	18,386	143,455	184,520

Solutions and other	6,543	4,733	624	5,357	7,399
Total revenue	$172,403	$129,802	$19,010	$148,812	$191,919

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

Total revenue increased $23.6 million, or 15.9%, to $172.4 million for the year ended December 31, 2008 from $148.8 million for the year ended December 31, 2007.  Acquisition revenue increased 31.3% to $56.0 million from $42.7 million in 2007 primarily from increased data creation activity in Canada. Total licensing revenue increased 9.0% from $100.8 million in 2007 to $109.9 million in 2008 and was the result of various changes in the components of licensing revenue.  Cash resales were $118.7 million in 2008 compared to $121.8 million in 2007.  This decrease between years was primarily due to lower cash resales in the fourth quarter of 2008 as a result of the current economic downturn.  For the year 2008, core cash resales (U.S. 3D and Canada 2D and 3D data) were $105.6 million, down 3% from the 2007 level of $108.8 million.  Non-core cash resales (U.S. 2D and offshore data) were relatively stable between 2008 and 2007 at $13.1 million and $13.0 million, respectively. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $7.6 million in 2008 compared to $8.0 million in 2007.  Revenue deferred decreased from $66.9 million to $59.5 million from 2007 to 2008 due to fewer library card contracts (which require deferral) and more direct licenses of data (not requiring deferral).  Revenue recognized from previously deferred contracts, or selections, increased $5.1 million primarily due to the growth in the inventory of open library cards from which clients selected subsequent to the Merger.  Solutions and other revenue increased from $5.4 million in 2007 to $6.5 million in 2008 primarily resulting from the higher level of seismic revenue and the types of products delivered.

Total revenue was $148.8 million for the year ended December 31, 2007 compared to $191.9 million for the year ended December 31, 2006.  This decrease was due to a decrease in both acquisition revenue and licensing revenue.  Acquisition revenue decreased from $46.8 million in 2006 to $42.7 million in 2007 primarily due to weather related delays on U.S. seismic surveys experienced during 2007 and due to a lower acquisition underwriting percentage than in 2006.  Total licensing revenue was $100.8 million in 2007 compared to $137.7 million in 2006.  This decrease was the result of various changes in the components of licensing revenue.  Cash resales were $121.8 million in 2007 compared to $125.0 million in 2006.  This decrease between years was primarily due to weak offshore sales which were largely offset by increased licensing on land in both the U.S. and Canada.  Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $8.0 million in 2007 compared to $5.8 million in 2006.  Revenue deferred increased from $48.5 million to $66.9 million due to a larger amount of library card contracts entered into in 2007 as compared to 2006.  Revenue recognized from previously deferred contracts, or selections, decreased $17.4 million between years.  This decrease was primarily due to selection revenue totaling $18.3 million that could not be recognized in 2007 as a result of the purchase accounting adjustments to our deferred revenue balance at the Merger date.  Solutions and other revenue decreased from $7.4 million in 2006 to $5.4 million in 2007 primarily resulting from the lower level of seismic revenue and the types of products delivered.

At December 31, 2008, we had a deferred revenue balance of $67.7 million compared to the December 31, 2007 balance of $48.2 million.  The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met.  The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.  Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the data products, although some revenue may be recognized earlier (in thousands):

2009.......................................	$52,565
2010.......................................	14,088
2011 and thereafter..................	1,074

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

			PREDECESSOR		PREDECESSOR
	SUCCESSOR PERIOD		PERIOD	COMBINED(1)	PERIOD
	Year Ended	Feb. 14, 2007	Jan. 1, 2007 -	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007	Dec. 31, 2006

Amortization of seismic data:
Income forecast	$101,301	$81,816	$6,911	$88,727	$59,663
Straight-line	59,288	57,158	4,296	61,454	26,327
Total amortization of
seismic data	160,589	138,974	11,207	150,181	85,990
Depreciation of property
and equipment	2,345	1,965	278	2,243	2,672
Amortization of acquired
intangibles	5,695	5,133	-	5,133	-
Total	$168,629	$146,072	$11,485	$157,557	$88,662

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

Total seismic data library amortization amounted to $160.6 million, $150.2 million and $86.0 million in 2008, 2007 and 2006, respectively.  The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.  The Successor Periods reflect the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

			PREDECESSOR		PREDECESSOR
	SUCCESSOR PERIOD		PERIOD	COMBINED(1)	PERIOD
	Year Ended	Feb. 14, 2007	Jan. 1, 2007 -	Year Ended	Year Ended
Components of Amortization	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007	Dec. 31, 2006

Income forecast	61%	65%	38%	62%	32%
Straight-line	36%	46%	23%	43%	15%
Total	97%	111%	61%	105%	47%

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

The percentage of income forecast amortization to total seismic revenue was 61% for the year ended December 31, 2008 compared to 62% for the year ended December 31, 2007.  In both years, we had resale revenue recognized which was from data whose costs were fully amortized.  In 2008, 19% of resales did not attract amortization, as compared to 15% in 2007.  Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale.  The $2.2 million decrease from 2007 to 2008 was due to certain seismic surveys becoming fully amortized, thus not requiring any straight-line amortization, as well as to the distribution of revenue among the various seismic surveys, resulting in less straight-line amortization.

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

For the year ended December 31, 2008, the rates utilized under the income forecast method ranged from 70% to 73%.  For the years ended December 31, 2007 and 2006, the amortization rate utilized under the income forecast method was 70% for all components.  The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.  As of January 1, 2009, the amortization rates to be utilized under the income forecast method  is 70% for all components.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years.  Amortization related to customer relationships, internally developed software and covenants not to compete totaled $5.7 million and $5.1 million for the year ended December 31, 2008 and the period from February 14, 2007 to December 31, 2007, respectively.

Impairment of Intangible Asset

During the year ended December 31, 2008, we recorded an impairment charge of $0.2 million related to the customer relationship intangible asset that resulted from our October 2007 purchase of a small data fulfillment company in Canada.  The impairment was necessary as a result of the loss of significant customer business and current-period and projected operating losses associated with the customer relationship intangible asset.  The impairment was determined by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset in accordance with SFAS No. 144.  The resulting impairment reduced the customer relationship intangible asset to $0.  Subsequently in 2009, we sold this data fulfillment company.

Goodwill and Indefinite Lived Intangibles

In late 2008 and subsequent to the annual assessment of the recoverability of goodwill and indefinite lived intangibles, we experienced a decline in cash resales largely due to a reduction in spending by oil and gas companies industry-wide resulting from the current economic downturn. We evaluated whether the recent decline in cash resales represented a significant decline in our underlying fair value. Based upon our analysis, we concluded that the decline in the fourth quarter of 2008 did not require us to perform an additional goodwill and indefinite lived intangibles impairment test because we do not believe the decline was caused by significant underperformance of the company relative to historical or projected future operating results or a significant change in the manner of our use of the acquired assets or the strategy for our overall business. We will, however, continue to monitor whether a continued decline in our cash resales or our failure to meet cash flow projections in the future represent triggering events that would require us to perform an interim goodwill and indefinite lived intangibles impairment test in subsequent periods. In the event such a test is required, we might be required to record a significant charge for the impairment of our goodwill and indefinite lived intangibles.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $36.3 million in 2008, $37.0 million in 2007 and $35.9 million in 2006.  SG&A expense is made up of the following expense categories (in thousands):

			PREDECESSOR		PREDECESSOR
	SUCCESSOR PERIOD		PERIOD	COMBINED(1)	PERIOD
	Year Ended	Feb. 14, 2007-	Jan. 1, 2007 -	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007	Dec. 31, 2006

Cash SG&A expenses	$29,557	$24,784	$3,165	$27,949	$33,196
Non-cash equity
compensation expense	6,492	8,371	412	8,783	2,734
Non-cash rent expense	267	238	-	238	-
Total	$36,316	$33,393	$3,577	$36,970	$35,930

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

Cash SG&A expenses increased to $29.6 million for the year ended December 31, 2008 from $27.9 million for the year ended December 31, 2007.  This increase of $1.6 million was primarily due to (1) the 2007 period including a $0.9 million reduction in SG&A resulting from a cash settlement of litigation and collection of a previously reserved receivable, (2) an increase of $0.7 million in variable expenses, mainly sales commissions, on the higher level of revenue recognized in 2008 and (3) an increase of $0.7 million in salaries primarily due to merit increases.  These increases were partially offset by a decrease of $0.6 million in performance based compensation expense associated with our incentive compensation plan.

The decrease in non-cash equity compensation expense of $2.3 million between 2008 and 2007 was primarily due to a reduction in the expense related to stock options granted to certain employees and non-employee directors since the Merger due to the expense being recognized using graded vesting.  This reduction was partially offset by a charge of $0.6 million in the year ended December 31, 2008 due to the issuance of fully vested restricted stock units to certain key employees.

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

Merger Expenses

Merger expenses included the following fees and expenses incurred in connection with the merger transaction for the periods indicated (in thousands):

			PREDECESSOR		PREDECESSOR
	SUCCESSOR PERIOD		PERIOD	COMBINED(1)	PERIOD
	Year Ended	Feb. 14, 2007-	Jan. 1, 2007 -	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007	Dec. 31, 2006

Investment banking fees	$-	$-	$7,789	$7,789	$-
Legal and advisory fees	-	498	629	1,127	1,449
Change in control payments	357	2,159	2,745	4,904	-
Early vesting of restricted
stock (non-cash)	-	-	6,294	6,294	-
	$357	$2,657	$17,457	$20,114	$1,449

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

Other Income (Expense)

Interest expense was $41.2 million, $42.9 million and $24.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The $1.7 million decrease in interest expense from 2007 to 2008 was primarily due to the 2007 period including $4.0 million related to fees from the non-utilized acquisition financing bridge facility.  This decrease was partially offset by higher interest expense resulting from our higher debt level subsequent to the Merger.  The $18.7 million increase between 2006 and 2007 was due to interest expense on our 9.75% Senior Notes issued in connection with the Merger as well as $4.0 million related to fees from the non-utilized acquisition financing bridge facility.  In addition, on February 14, 2007, $187.0 million of our 11.75% Senior Notes were paid, leaving only $2.0 million of such notes outstanding.

Interest income was $1.2 million, $1.7 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease between 2007 and 2008 was mainly due to lower rates of return on our cash investments during 2008.  The decrease from 2006 to 2007 was primarily due to lower cash balances in the Successor Period due to the use of our cash in connection with the Merger.

In January of 2006, we sold certain seismic surveys located in Canada as required by an agreement entered into in 1993. We recorded a gain of $231,000 related to such sale for the year ended December 31, 2006.

During the three years ended December 31, 2008, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $(4.1) million, $3.1 million and $0.3 million, respectively.

Income Taxes

Tax benefit was $3.5 million, $10.6 million and $0.7 million for the years ended December 31, 2008, 2007 and, 2006, respectively.  The 2008 benefit was comprised of (i) a benefit of $5.0 million related to our Canadian operations, (ii) an expense of $1.3 million related to principal and interest on uncertain tax positions and (iii) $0.2 million of Canadian withholding taxes.  The Federal tax benefit of $20.6 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $42.6 million in consolidated cash, cash equivalents and short-term investments.  Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility:  On February 14, 2007, we entered into an amended and restated U.S. revolving credit facility which provides for up to $25.0 million, subject to borrowing base limitations.  The facility expires on February 14, 2010.  The borrowing base is determined from time to time based on the lesser of:

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

The facility contains financial covenants, including a covenant requiring us to achieve and maintain a minimum level of cash margin (as defined in the agreement governing the facility) for our U.S. operations, and as of December 31, 2008, we were in compliance with all of such covenants.  However, there can be no assurances that we will be able to continue to maintain compliance with such covenants during 2009.  If we are not able to maintain compliance with these covenants, we will have to amend the facility agreement and/or obtain a waiver for such non-compliance; otherwise, we may not be able to access the facility to satisfy our liquidity needs.  At December 31, 2008, there was no outstanding balance under the facility and there was $25.0 million of availability.

Canadian Credit Facility:  Our wholly owned subsidiary, Olympic Seismic Ltd. ("Olympic"), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit.  Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts.  As of December 31, 2008, no amounts were outstanding on this revolving line of credit and $5.0 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes:  On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes.  The proceeds from the notes were used to partially fund the transactions in connection with the Merger.  Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes:  On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes.  As of December 31, 2008, $2.0 million of the 11.75% Senior Notes remain outstanding.  Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations.  As of December 31, 2008, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
					2015 and
Contractual cash obligations	Total	2009	2010-2012	2013-2014	thereafter

Debt obligations (1)(2)	$617,523	$39,307	$119,686	$458,530	$-
Capital lease obligations (2)	4,528	303	930	669	2,626
Operating lease obligations	4,163	1,089	2,836	238	-
Total contractual cash obligations	$626,214	$40,699	$123,452	$459,437	$2,626

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and our 11.75% Senior Notes totaling $2.0 million.

(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities:  Cash flows provided by operating activities from continuing operations were $88.8 million, $84.9 million, $5.6 million and $108.5 million for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.  Operating cash flows for the year ended December 31, 2008 decreased $1.8 million from the combined period January 1, 2007 to December 31, 2007 primarily due to an increase in interest expense paid and a decrease in cash received from our customers during 2008.  These uses of cash were partially offset by the 2007 period including the payment of fees and expenses totaling $13.2 million related to the Merger whereas 2008 only included the payment of $2.5 million of Merger related expenses.  Operating cash flows for the combined period January 1, 2007 to December 31, 2007 decreased from the year ended December 31, 2006 primarily due to the payment of fees and expenses totaling approximately $13.2 million related to the Merger and an increase in interest expense paid of approximately $10.4 million.

Cash Flows from Investing Activities:  Cash flows used in investing activities from continuing operations were $92.1 million, $59.7 million, $8.4 million and $77.7 million for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.  Cash expenditures for seismic data were $90.7 million, $58.7 million, $8.4 million and $76.8 million for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.  The increase in cash invested in seismic data for the year ended December 31, 2008 compared to the combined period January 1, 2007 to December 31, 2007 was primarily due to an increase in cash paid for new data acquisition projects partially offset by a decrease in cash purchases of seismic data.  The decrease in cash invested in seismic data for the combined period January 1, 2007 to December 31, 2007 from the year ended December 31, 2006 was primarily due to a reduction in cash paid for new data acquisition and a reduction in cash purchases.

Cash Flows from Financing Activities:  Cash flows used in financing activities were $0.1 million, $83.3 million, $0.4 million and $1.2 million for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006.  The period from February 14, 2007 to December 31, 2007 included (i) the issuance of $400.0 million of our 9.75% Senior Notes, (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger and $0.2 million as a result of the issuance of additional shares of Holding's stock, (iii) acquisition of all of our outstanding common stock (other than shares owned by ValueAct Capital and management investors) in connection with the Merger for a total of $386.6 million, (iv) payment of $233.4 million on our 11.75% Senior Notes, including principal and certain fees and expenses associated with the tender offer, and (v) payment of $17.3 million of financing fees in connection with the Merger.  In 2006, we paid tax withholding obligations of our employees totaling $1.2 million in exchange for shares of stock of equal value being withheld or returned to us from such employees.

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

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see " - Overview" and "Item 1A. Risk Factors" above.

Deferred Taxes

As of December 31, 2008, we had a net deferred tax liability of $8.3 million attributable to our Canadian operations.  In the United States, we had a Federal deferred tax asset of $58.2 million, all of which was fully offset by a valuation allowance.  The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the Federal deferred tax asset will be realized.  As of December 31, 2008, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized.  Additionally, in the United States, we had a state deferred tax asset of $0.2 million which was recognized as it is more likely than not that the state deferred tax asset will be realized.

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

Capital Expenditures

During 2008, capital expenditures for seismic data and other property and equipment amounted to $109.7 million.  Our capital expenditures for 2009 are presently estimated to be $80.0 million.  Our 2008 actual and 2009 estimated capital expenditures are comprised of the following (in thousands):

		Estimate For
	Year Ended	Year Ending
	Dec. 31, 2008	Dec. 31, 2009

New data acquisition	$81,356	$58,000
Non-monetary exchanges	23,559	20,000
Cash purchases and other property	4,795	2,000
Total Capital Expenditures	109,710	80,000
Less:
Non-monetary exchanges	(23,559)	(20,000)
Changes in working capital	5,724	-
Cash investment per statement of cash flows	$91,875	$60,000

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

		Estimate For
	Year Ended	Year Ending
	Dec. 31, 2008	Dec. 31, 2009

Total Capital Expenditures	$109,710	$80,000
Less:
Non-cash additions	(23,559)	(20,000)
Cash underwriting	(41,511)	(38,000)
Capital expenditures funded from
operating cash flow	$44,640	$22,000

As of March 6, 2009, we had capital expenditure commitments related to data acquisition projects of approximately $60.4 million of which we have obtained approximately $35.4 million of cash underwriting and $3.8 million of underwriting from non-monetary exchanges.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis.  Accordingly, as of December 31, 2008, we have not applied the provisions of SFAS No. 157 to our measurement of non-financial long-lived assets, to reporting units measured at fair value in a goodwill impairment test or non-financial assets acquired and liabilities assumed in a business combination.  FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements.  We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements. However, we will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)), a replacement of SFAS No. 141, "Business Combinations." SFAS No. 141(R) modifies the accounting for business combinations under SFAS No. 141 and will apply to us prospectively for future business combinations with an acquisition date on or after January 1, 2009. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Additionally, for already completed business combinations, SFAS No. 141(R) nullifies the Emerging Issues Task Force ("EITF") Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," such that future changes in estimates of income tax uncertainties that existed at the time of, or arose in connection with past purchase business combinations, will no longer be accounted for as adjustments to goodwill, but instead will be accounted for as adjustments to current income.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2008 and 2007, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2008:

						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value

Debt:
Fixed Rate	$49	$54	$2,059	$65	$29	$400,000	$402,256	$140,804
Average Interest
Rate	9.76%	9.76%	9.76%	9.75%	9.75%	9.75%	9.76%

The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2007:

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

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) for us. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. Our assessment also appears on page F-1.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth the name, age as of March 6, 2009, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position

Robert D. Monson	53	President, Chief Executive Officer and Director
Kevin P. Callaghan	56	Chief Operating Officer and Executive Vice President
William J. Restrepo	49	Chief Financial Officer, Executive Vice President and Secretary
Marcia H. Kendrick	48	Chief Accounting Officer, Senior Vice President, Assistant Secretary
		and Treasurer
David A. Richard	50	Senior Vice President
Randall A. Sides	42	President-Olympic Seismic Ltd.
Robert J. Simon	53	President-Seitel Data, Ltd.
Jay H. Golding	63	Director
John E. Jackson	50	Director
Peter H. Kamin	47	Director
Philip B. Livingston	51	Director
Gregory P. Spivy	39	Director

Robert D. Monson has been our President and Chief Executive Officer and one of our directors since December 15, 2004. He previously served as our Chief Financial Officer from May 10, 2004 until December 15, 2004 and served as Secretary from August 31, 2004 until December 15, 2004. Mr. Monson has over 24 years of experience in the oil and gas industry, including over nine years in the international seismic industry. Prior to joining Seitel, he served in various capacities with Schlumberger Limited ("Schlumberger"), a New York Stock Exchange, Inc. listed company, since 1985. In his last position with Schlumberger, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations.

Kevin P. Callaghan has been our Chief Operating Officer and Executive Vice President since June 2002. Prior to this date, Mr. Callaghan had been Senior Vice President of Seitel Data, Ltd. since January 1998. He was president of Olympic Seismic Ltd., a wholly-owned subsidiary of Seitel, from June 2002 until December 2004, interim president of Olympic Seismic Ltd. from July 2001 until June 2002 and vice president of Olympic Seismic Ltd. from January 2001 until July 2001. Mr. Callaghan joined us in August 1995 as Vice President of Onshore Operations of Seitel Data, Ltd. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his most recent position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC ("Wandoo"), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005.

William J. Restrepo has been our Chief Financial Officer, Executive Vice President and Secretary since July 2005. From 1985 to 2005, Mr. Restrepo held financial and operational positions at Schlumberger, including Regional Vice President for Continental Europe and for the Arabian Gulf, Corporate Treasurer, and Chief Financial Officer for the pressure pumping and directional drilling business units, with international posts in Europe, South America and the Middle East.  His last position at Schlumberger was Chief Financial Executive for the North and South America area.  In September 2008, Mr. Restrepo became a director of Probe, Inc., a manufacturer of wireline logging equipment, and is the Chairman of its Finance and Audit Committee.

Marcia H. Kendrick, CPA, has been our Chief Accounting Officer and Assistant Secretary since August 1993, our Senior Vice President since September 2001 and our Treasurer since May 2005. She also served as our interim Chief Financial Officer from December 2004 to July 2005 and from June 2002 to May 2004. Prior to joining Seitel in 1993, she was employed by Arthur Andersen LLP, where her last position was Director of Finance and Administration.

David A. Richard has been our Senior Vice President since June 2008.  He is responsible for corporate business activities in both the United States and Canada.  Prior to joining us, Mr. Richard was co-founder, president and CEO of FX Energy Ltd, a private junior oil and gas company, from 2005 to 2007.  He was president and CEO of Kelman Technologies Inc., and oil and gas technology company which performs seismic data processing and data management services, from 1999 to 2004.  Mr. Richard has been a director of Boyd Exploration Consultants Ltd., a seismic interpretation and field operations consulting company, since June 2006.

Randall A. Sides has been President of Olympic Seismic Ltd. since May 2007. He joined us in July 1996 as Manager of Onshore Operations for Seitel Data, Ltd. In November 2002, he was promoted to Vice President-Onshore Operations for Seitel Data, Ltd. and in January 2005 he was promoted to Senior Vice President-Operations for Seitel Data, Ltd., where he served until becoming president of Olympic Seismic Ltd. Prior to joining Seitel, he was a geophysical analyst with Western Geophysical, Inc. from 1991 to 1996.

Robert J. Simon has been President of Seitel Data, Ltd. since June 2002. He joined us in September 1984 as a marketing representative. In August 1985, he was promoted to Regional Sales Manager. In 1987, Mr. Simon was promoted to Vice President of Marketing and in 1992 to Senior Vice President. In 1996, Mr. Simon was promoted to Executive Vice President, where he served until becoming president of Seitel Data, Ltd.

Jay H. Golding has been one of our directors since April 2007. He was also previously one of our directors from December 2004 until February 2007. Mr. Golding currently serves as President of Port Chester Industries, a privately held merchant banking entity. He is an advisory director of Texas Capital Bank, Inc. From 1981 to 1989 he served as either president or chairman and chief executive officer of Hi-Port Industries. Mr. Golding is a former director of Sterling Electronics, Data Transmission Network Corp., Falcon Oil & Gas and several private companies. Mr. Golding serves on the board of the Congregation Beth Israel as well as other non-profit organizations.

John E. Jackson has been one of our directors since August 2007.  Mr. Jackson was named Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, in February 2008.  He became a director of Hanover Compressor Company ("Hanover"), now known as Exterran Holdings, Inc., in July 2004.  Mr. Jackson served as Hanover's President and Chief Executive Officer from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004.  Mr. Jackson has been a director of Encore Energy Partners GP LLC, the general partner of Encore Energy Partners, L.P., an oil and gas exploration and production partnership, since February 2008.  He also serves on the board of a non-profit organization.

Peter H. Kamin has been one of our directors since March 2006 and Chairman of the Board since February 2007. Mr. Kamin is a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P ("Peak") for eight years. Peak was a limited partnership, organized to invest in a select number of domestic public companies. Mr. Kamin is also a director of KAR Holdings, Inc.

Philip B. Livingston has been one of our directors since February 2007.  Mr. Livingston was Senior Vice President and Chief Financial Officer of TouchTunes Music Corporation, a manufacturer and distributor of digital jukeboxes and music, from November 2007 to January 2009.  Prior to joining TouchTunes, he was Vice Chairman of Approva Corporation, a provider of enterprise controls management software, from January 2005 to March 2006 and from October 2006 to November 2007.  He was the Chief Financial Officer of Duff & Phelps LLC, a professional services firm, from March 2006 until September 2006. From March 2003 to January 2005, he was Chief Financial Officer and a member of the board of World Wrestling Entertainment, Inc., a media and entertainment company. From 1999 to 2003, he served as President and Chief Executive Officer of Financial Executives International, a membership organization for chief financial officers, controllers and treasurers. Mr. Livingston has served on the boards of Approva Corporation since 2003, BroadSoft Corporation since 2005, and Nexan Technologies, Inc. since 2007.

Gregory P. Spivy has been one of our directors since March 2006. Mr. Spivy is a Partner of ValueAct Capital. Prior to joining ValueAct Capital in September 2004, Mr. Spivy worked with Gryphon Investors, a private equity fund managing approximately $500 million, from 2002 to 2004.  Mr. Spivy is also a director of MDS Inc., KAR Holdings, Inc. and MSD Performance, Inc., and is a former director of PRA International and MSC Software Corp.

Board Composition

The board of directors is composed of six directors.  Each director serves for annual terms and until his or her successor is elected and qualified.  We do not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under "Item 13.  Certain Relationships and Related Party Transactions."  Due to this, and due to the fact that we are a wholly-owned subsidiary of Holdings, there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

Committees of the Board of Directors

Since the consummation of the Merger, we have not had a formal compensation committee in place but our compensation decisions have been made by a committee consisting of two members of the Board, Messrs. Kamin and Spivy.  This committee is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally.

We continue to have a standing audit committee, of which Mr. Livingston is the chairman and Mr. Golding is a member.  The audit committee reviews and monitors our financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. In addition, the audit committee has the responsibility to consider and appoint, and to review fee arrangements with, our independent registered public accounting firm.  Messrs. Livingston and Golding each qualify as an audit committee financial expert, within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the "Code of Ethics"). The Code of Ethics is available on the Corporate Governance page of our website at www.seitel-inc.com/investor_governance.asp.  If we ever were to amend or waive any provision of the Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the Board (the "Committee") is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally.  The Committee approves and recommends to the Board the compensation for all executive officers and does not delegate any of its functions to others.  However, the chief executive officer makes recommendations to both the Committee and the Board with respect to the Company's senior management.

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value.  Currently, the total compensation program for our executive officers consists of three components:  base salary, annual cash incentive bonuses and equity awards under the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan (the "Holdings Stock Option Plan") and the Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan (the "Holdings Restricted Stock Plan").  While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

Compensation Strategy

Prior to the Merger, individual executive performance was evaluated with a goal of setting compensation at levels that were believed to be comparable with executives in other companies of similar size and stage of development operating in our industry while taking into account our relative performance and our own strategic goals.   Since the Merger, the Committee has continued this type of evaluation, with no particular weight given to any one factor.  The Committee considers overall past compensation and incentives in determining the compensation of executive officers and assuring that the executives have appropriate incentives to achieve high levels of corporate performance.  Although third-party compensation consultants have been retained in the past to advise with respect to our overall compensation program for all employees, we do not currently engage any consultant for compensation matters and it is expected that compensation for executives will be generally recommended to the Board by the Committee based on the experience of the members of the Committee.

In connection with the Merger, a special committee of the Board was engaged to evaluate strategic alternatives, including aspects of our executive compensation package in light of our need to retain certain executives after the Merger. In contemplation of the Merger, we sought to provide additional incentives and assurances to executives to remain with us through and after the Merger. For these reasons, the special committee implemented a retention bonus plan, as described in more detail below.

Following the Merger, the equity-based components of our executive incentive plans were eliminated for future years. In lieu of such future equity grants, all named executive officers received higher base salaries and were awarded options to purchase stock of Holdings following the Merger. In addition, Messrs. Monson, Callaghan and Restrepo entered into new employment agreements.  The new employment agreements and option grant agreements entered into in 2007 are described in this Compensation Discussion and Analysis in order to provide a fuller picture of our executive compensation practices resulting from the Merger.

Compensation Elements

In connection with the Merger, we entered into new employment agreements with each of Messrs. Monson, Callaghan and Restrepo.  These employment agreements were negotiated to ensure that each executive would be adequately compensated for his day-to-day work for us and our subsidiaries, to provide an opportunity for each executive to invest in Holdings following the Merger, and to provide income security to each executive in the event of his termination. Each employment agreement was effective upon the closing date of the Merger (February 14, 2007) and continued for an initial term of two years, subject to automatic extension for additional one year periods.  These employment agreements have been extended to February 14, 2010.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be competitive, when compared to other companies with whom we compete for executive talent.  Prior to the Merger, base salaries for named executive officers were set as a result of a compensation study of peer companies.  In connection with the Merger, base salaries for Messrs. Monson, Callaghan and Restrepo were negotiated in connection with their employment agreements and for other executive officers were adjusted upward to primarily compensate for loss of equity-based compensation post-Merger.  The Committee has continued to evaluate salaries to insure that base salaries are competitive and that we are able to attract and retain talented executives.

Annual Bonuses

We pay bonuses to Messrs. Monson, Callaghan, Simon, Restrepo and Sides pursuant to the terms and conditions of an annual incentive plan approved by the Committee.  Under this plan, company wide financial performance levels are pre-established and a named executive officer's bonus is based on our performance in relation to these pre-established levels.  Bonuses are based on a percentage of the executive's base salary. If the target financial performance level is achieved, the executive is entitled to a "target bonus."  If the maximum financial performance level is achieved or exceeded, the executive is eligible to earn up to the "maximum bonus."  Any bonus earned up to the target is paid in cash; any bonus earned in excess of the target is paid in the form of equity in Holdings.  The percentages payable under the "target bonus" and the "maximum bonus" are set forth in the table below.

	Target	Maximum
Name	Bonus %	Bonus %

Mr. Monson	100%	158%
Mr. Callaghan	70%	110%
Mr. Simon	70%	110%
Mr. Restrepo	70%	110%
Mr. Sides	70%	110%

The annual bonuses payable to the named executive officers, except for Messrs. Simon and Sides, have been based on our achievement of certain established levels solely related to consolidated cash EBITDA.  Mr. Simon's annual bonus is based on our achievement of certain levels for consolidated cash EBITDA and "U.S." cash EBITDA, a component of consolidated cash EBITDA.  Mr. Sides' annual bonus is based on our achievement of certain levels for consolidated cash EBITDA and "Canadian" cash EBITDA, a component of consolidated cash EBITDA.  In determining the level of financial performance measures under the annual incentive plan, the Committee established a minimum threshold for cash EBITDA, a target level for cash EBITDA and a maximum level for cash EBITDA.  Where the level achieved under the financial performance measures falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation.  The Committee believed that the cash EBITDA target was achievable; however, it presented a significant challenge for the named executive officers. The actual consolidated cash EBITDA attained for fiscal year 2008 was between the minimum threshold and the target level; the actual "U.S." cash EBITDA for fiscal year 2008 did not attain the minimum threshold; and the actual "Canadian" cash EBITDA for fiscal year 2008 reached the maximum threshold.  Accordingly, the named executive officers were awarded a bonus based on the proportion of the achieved performance measure to the range between the minimum threshold and the target or the target and maximum performance measures, as applicable.  The bonuses for fiscal year 2008 were paid in February 2009.

Retention Bonuses

In anticipation of the Merger, the special committee of the Board approved a retention bonus plan in order to ensure that we and our subsidiaries would continue to receive the full, undistracted attention and dedication of certain key employees, notwithstanding the possibility of the occurrence of the Merger.

The retention plan provided for cash bonuses to key employees, including the named executive officers, in two installments, the first of which was paid upon consummation of the Merger and the second becoming due on the first anniversary of the Merger if the employee remained employed by the Company or its subsidiaries until such date.

The retention plan provided for the following bonus payments to named executive officers:

	First	Second
Name	Retention Bonus	Retention Bonus	Total

Mr. Monson	$758,000	$758,000	$1,516,000
Mr. Callaghan	$444,000	$444,000	$888,000
Mr. Simon	$349,500	$349,500	$699,000
Mr. Restrepo	$283,500	$283,500	$567,000
Mr. Sides	$137,000	$137,000	$274,000

Each named executive officer received the First Retention Bonus set forth in the table above on February 19, 2007 and received the Second Retention Bonus on February 15, 2008.

Equity-Based Compensation

In April 2008, Holdings adopted the Holdings Restricted Stock Plan, which is designed to provide incentives to present and future employees through the grant of restricted stock and restricted stock unit awards.  In order to further align the interests of management with those of Holdings' stockholders, each named executive officer received a grant of restricted stock units in 2008 pursuant to the Holdings Restricted Stock Plan as follows:

Restricted
Stock Unit
Name	Grant

Mr. Monson	639
Mr. Callaghan	344
Mr. Simon	172
Mr. Restrepo	241
Mr. Sides	192

All restricted stock units were fully vested on the date of grant.  The restricted stock units are convertible into common shares of Holdings within 30 days after the first to occur of the following:  (i) termination of employment for any reason, (ii) death, (iii) disability, or (iv) change of control.  See "Grants of Plan-Based Awards Table" below for more on the restricted stock units granted under the Holdings Restricted Stock Plan.

Other Benefits and Perquisites

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive matching contributions from us under our 401(k) plan. All employees are also entitled to reasonable reimbursement for health club membership dues.

For 2008, we provided named executive officers with perquisites and other personal benefits that we and the Committee believed to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Messrs. Monson, Callaghan, Simon and Restrepo were provided with company-paid life insurance. In addition, Messrs. Monson, Callaghan and Simon were entitled to and received reimbursement for reasonable social, athletic or country club membership dues.  All named executive officers were entitled to reimbursement for the travel expense to bring a family guest to certain of our functions. Messrs. Simon and Sides each received reimbursement for family travel.  Mr. Sides also receives certain living and automobile related allowances and "gross-ups" for the payment of Canadian taxes since he is a U.S. citizen residing in Canada in order to fulfill his current duties for Seitel.  Each of Messrs. Simon and Sides' total reimbursement for perquisites and other personal benefits exceeded the threshold required to be reported in the Summary Compensation Table below. We believe the reimbursement that we provide for club membership dues is a valuable incentive to promote client relations in a social context and that named executive officers' family travel reimbursement helps promote a welcoming atmosphere at our functions.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2008, are included in the Summary Compensation Table.

Severance Arrangements

Each of the employment agreements of Messrs. Monson, Callaghan and Restrepo has certain change in control features. The following sets forth the severance payments (in addition to those benefits that the named executive officer may receive under broad-based employee benefit plans of the Company) that may be made upon the applicable employee's termination of employment:

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

IRS Limits on Deductibility

Since the Merger, our equity securities are no longer publicly held.  Accordingly, Section 162(m) of the Internal Revenue Code no longer applies to us and as a result, our compensation program is not structured to comply with Section 162(m).  However, we expect to be able to fully deduct executive compensation in subsequent reporting periods.

Compensation Committee Report

The members of the Board currently serving as our compensation committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, have recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

The Board members serving as the compensation committee:

Peter H. Kamin

Gregory P. Spivy

Summary Compensation Table

							Non-
							Equity
							Incentive
							Plan	All Other	Total
					Stock	Option	Compen-	Compen-	Compen-
Name and		Salary		Bonus	Awards	Awards	sation	sation	sation
Principal Position	Year	($)		($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Robert D. Monson,	2008	$630,000		$758,000	$164,862	$1,960,577	$196,793	$10,802	$3,721,034
President and Chief	2007	580,125		758,000	989,019	2,957,767	270,686	10,802	5,566,399
Executive Officer	2006	728,964	(6)	-	473,302	-	975,240	11,021	2,188,527

Kevin P. Callaghan,	2008	468,000		444,000	88,752	653,526	102,333	10,802	1,767,413
Chief Operating	2007	435,794		444,000	699,278	985,922	140,847	10,802	2,716,643
Officer and	2006	347,000		-	221,034	-	537,156	10,820	1,116,010
Executive Vice
President

Robert J. Simon,	2008	346,000		349,500	44,376	457,450	37,828	23,024	1,258,178
President-Seitel	2007	324,581		349,500	527,398	690,119	136,402	29,957	2,057,957
Data, Ltd.	2006	273,000		-	161,028	-	422,604	23,009	879,641

William J. Restrepo,	2008	328,000		283,500	62,178	653,526	71,720	8,110	1,407,034
Chief Financial	2007	306,075		283,500	1,213,702	985,922	98,530	8,110	2,895,839
Officer and	2006	252,000		-	353,962	-	325,080	7,864	938,906
Executive Vice
President

Randall A. Sides,	2008	233,267		137,000	49,536	261,434	155,602	56,530	893,369
President - Olympic
Seismic Ltd.(7)

(1)	Amounts reported in this column reflect the retention bonus paid as a result of the Merger.
(2)

Amounts reported in this column reflect the amount recognized by us in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" for awards granted in and prior to 2008.  For a discussion of valuation assumptions, see "Note J - Stock Based Compensation" to the Consolidated Financial Statements.  See also the Stock Vested Table, which shows the corresponding number of shares vesting under each such restricted stock unit award.

(3)

Amounts reported in this column reflect the amount recognized by us in accordance with SFAS No. 123(R) for options granted in or prior to 2008.  For a discussion of valuation assumptions, see "Note J - Stock Based Compensation" to the Consolidated Financial Statements.

(4)	Represents the performance-based cash bonus paid pursuant to the annual incentive plan.

(5)

The following items (other than perquisites and other personal benefits) are included in "All Other Compensation" in 2008:

  401(k) matching contributions - Messrs. Monson, Callaghan, Simon each received $10,250 and Mr. Restrepo received $7,750 in matching contributions to our 401(k) plans.

  Supplemental life insurance protection - Messrs. Monson, Callaghan, Simon and Restrepo were entitled to life insurance coverage which, when combined with the $50,000 of coverage that we provided to employees generally, equals the lesser of 100% of base salary or $250,000. Accordingly, named executive officers have the following supplemental life insurance protection: Mr. Monson-$200,000, Mr. Callaghan-$200,000, Mr. Simon-$200,000 and Mr. Restrepo-$200,000.

  Gross-up for the payment of taxes - Mr. Sides received $15,368 in benefits related to "gross-ups" for the payment of taxes in order to equalize the impact of higher Canadian taxes related to his Canadian wages.

With regard to perquisites and other personal benefits, only Mr. Simon and Mr. Sides exceeded the $10,000 threshold requiring these items to be included in "All Other Compensation" in 2008.  Mr. Simon benefited from the reimbursement of club dues and family travel, thus those costs, plus the items identified above are included in the computation of his all other compensation for 2008.  Mr. Sides benefited from the reimbursement of family travel and payment of $35,108 related to certain living and automobile related allowances.  These items, in addition to the gross-up for the payment of taxes identified above, are included in his all other compensation for 2008.

(6)	Includes a cash payment of $308,964 made in lieu of shares of restricted stock which could not be granted to Mr. Monson pursuant to the limitations of the Seitel, Inc. 2004 Stock Option Plan.
(7)	This is the first year that Mr. Sides was a named executive officer and information for prior years is not required to be presented.

Grants of Plan-Based Awards Table

The following table summarizes grants during 2008 to the named executive officers under the Holdings Restricted Stock Plan:

										Grant Date
			Estimated Possible Payouts			Estimated Possible Payouts			All other	Fair Value
			Under Non-Equity Incentive			Under Equity Incentive			Stock Awards	of Stock
	Grant		Plan Awards(1)			Plan Awards(2)			# of Shares	and Option
Name	Date		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Awards ($)

Robert D. Monson	4/8/2008		$-	$630,000	$630,000	$-	$-	$365,400	-	$-
	4/8/2008	(3)	-	-	-	-	-	-	639	164,862

Kevin P. Callaghan	4/8/2008		-	327,600	327,600	-	-	187,200	-	-
	4/8/2008	(3)	-	-	-	-	-	-	344	88,752

Robert J. Simon	4/8/2008		-	242,200	242,200	-	-	138,400	-	-
	4/8/2008	(3)	-	-	-	-	-	-	172	44,376

William J. Restrepo	4/8/2008		-	229,600	229,600	-	-	131,200	-	-
	4/8/2008	(3)	-	-	-	-	-	-	241	62,178

Randall A. Sides	4/8/2008		-	163,287	163,287	-	-	93,307	-	-
	4/8/2008	(3)	-	-	-	-	-	-	192	49,536

(1)

The target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2008 performance under the annual incentive plan as discussed in further detail in "Compensation Discussion and Analysis."  However, there are no future payouts as the bonus payments for fiscal 2008 performance have been made, as reflected in the Summary Compensation Table in the column entitled "Non-Equity Incentive Plan Compensation."

(2)

As discussed in the "Compensation Discussion and Analysis" section, each named officer was eligible to earn a performance-based equity award for any percentage of the bonus in excess of the target percentage.

(3)	The restricted stock units were fully vested immediately upon grant.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding unvested stock and equity incentive plan awards outstanding as of December 31, 2008 for each of the named executive officers.

			Equity Incentive
	Number	Number	Plan Awards;
	of Securities	of Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable(1)	Unearned Options	Price ($)	Date

Robert D. Monson	8,196	24,591	-	$389.42	2/15/2017
Kevin P. Callaghan	2,732	8,197	-	389.42	2/15/2017
Robert J. Simon	1,912	5,738	-	389.42	2/15/2017
William J. Restrepo	2,732	8,197	-	389.42	2/15/2017
Randall A. Sides	1,093	3,279	-	389.42	2/15/2017

(1)	The unexerciseable options vest in three equal increments on February 15, 2009, February 15, 2010 and February 15, 2011.

Option Exercises and Stock Vested

None of the named executive officers exercised options during 2008.  In April 2008, fully vested restricted stock units were granted to the named executive officers and are shown in the table below.

	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Units	Value
	Acquired	Realized	Acquired	Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting

Robert D. Monson	-	$-	639	$164,862
Kevin P. Callaghan	-	-	344	88,752
Robert J. Simon	-	-	172	44,376
William J. Restrepo	-	-	241	62,178
Randall A. Sides	-	-	192	49,536

Payments Under Employment Agreements

Effective upon consummation of the Merger, we negotiated new employment agreements with Messrs. Monson, Callaghan and Restrepo.  These employment agreements provide for certain payments upon termination or a change in control as described below. In addition, each of our named executive officers received a grant of non-qualified stock options to acquire stock of Holdings, as described in further detail in the Compensation Discussion and Analysis section above.

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

The following table sets forth the payments to which Messrs. Monson, Callaghan and Restrepo would be entitled if their employment was terminated for the reasons set forth in the table as of December 31, 2008:

					Restricted
	Unpaid				Stock Units
	Non-Equity			Medical	Converted
	Incentive			and Dental	into Common
Mr. Monson	Compensation	Severance		Benefits(1)	Shares(2)	Total(4)

Termination without Cause or
for Good Reason	$196,793	$2,520,000		$13,209	$238,130	$2,968,132

Termination following a
Change in Control	196,793	3,780,000		13,209	238,130	4,228,132

Death	196,793	-		-	238,130	434,923	(5)

Disability	196,793	826,793	(3)	-	238,130	1,261,716

					Restricted
	Unpaid				Stock Units
	Non-Equity			Medical	Converted
	Incentive			and Dental	into Common
Mr. Callaghan	Compensation	Severance		Benefits(1)	Shares(2)	Total(4)

Termination without Cause or
for Good Reason	$102,333	$936,000		$10,127	$128,195	$1,176,655

Termination following a
Change in Control	102,333	936,000		10,127	128,195	1,176,655

Death	102,333	-		-	128,195	230,528	(5)

Disability	102,333	570,333	(3)	-	128,195	800,861

					Restricted
	Unpaid				Stock Units
	Non-Equity			Medical	Converted
	Incentive			and Dental	into Common
Mr. Restrepo	Compensation	Severance		Benefits(1)	Shares(2)	Total(4)

Termination without Cause or
for Good Reason	$71,720	$656,000		$13,209	$89,811	$830,740

Termination following a
Change in Control	71,720	656,000		13,209	89,811	830,740

Death	71,720	-		-	89,811	161,531	(5)

Disability	71,720	399,720	(3)	-	89,811	561,251

(1)

For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company's cost of the current coverage elected by the named executive officer, less the employee's required contribution for such coverage.

(2)	Within 30 days of termination, death or disability, the restricted stock units are convertible into common shares of Holdings.
(3)

For purposes of calculating the payments due upon termination for reason of disability, we have provided the named executive officer's 2008 base salary and 2008 actual cash bonus.  The actual amount to be paid would be determined based on his base salary and cash bonus that would have been payable through one year from the termination date reduced by disability insurance payments, if any.

(4)

Upon termination, death or disability, any unvested stock options would immediately vest.  However, the per share value of Holdings' common stock was lower than the exercise price of the options resulting in no value related to the vesting of outstanding options at December 31, 2008.

(5)	Payments would also include the life insurance benefit described above.

Change of Control Payments Made in 2008

In connection with the consummation of the Merger, the Company underwent a change of control for purposes of triggering payments and other obligations under agreements in place prior to the consummation of the Merger. Set forth in the table below are the amounts that each named executive officer received in 2008 as a result of the Merger.

Retention
Bonus
Paid in
Name	2008

Robert D. Monson	$758,000
Kevin P. Callaghan	444,000
Robert J. Simon	349,500
William J. Restrepo	283,500
Randall A. Sides	137,000

Director Compensation

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. The Company sets director compensation at a level that reflects the amount of time and skill required of directors in performing their duties to the Company and to its shareholders. Directors who are employees receive no additional compensation for serving on the Board.  Additionally, ValueAct Capital representatives receive no additional compensation for serving on the Board.

Director Compensation Table

In 2008, we provided the following compensation to directors who were not employees:

				Non-
				Equity
	Fees			Incentive
	Earned			Plan		All Other
	or Paid	Stock	Option	Compen-		Compen-	Total
	in Cash	Awards	Awards	sation	Pension	sation	Compensation
Name	($)	($)	($)(1)	($)	($)	($)	($)

Jay H. Golding	$182,729	-	$520,224	-	-	-	$702,953
John E. Jackson	75,000	-	52,869	-	-	-	127,869
Philip B. Livingston	100,000	-	42,217	-	-	-	142,217

(1)

The amounts shown are the dollar amounts recognized as expense for financial reporting purposes under SFAS 123(R).  For a discussion of valuation assumptions, see Note J - Stock Based Compensation to the Consolidated Financial Statements.  The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2008.

Director Compensation - Outstanding Options
		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price ($)	Date

Jay H. Golding	4/24/2007	641	$389.42	4/24/2017
Jay H. Golding	6/30/2008	9,220	406.69	6/30/2018
John E. Jackson	8/01/2007	641	389.42	8/01/2017
Philip B. Livingston	2/16/2007	706	389.42	2/16/2017

Members of the Board in fiscal 2008 received an annual cash retainer of $75,000 for serving on the Board. Mr. Golding's annual retainer was increased to $250,000 upon his being named Vice-Chairman in May 2008. In addition, the chairman of the Audit Committee received an annual chairmanship retainer of $25,000.

Effective April 1, 2009, each of the outside director's annual retainer will be reduced to $25,000 with no additional annual chairmanship retainer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings' equity compensation plans as of December 31, 2008.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	under compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in first column)

Equity compensation
approved by
security holders	105,233	$383.55	23,883(1)
Equity compensation
not approved by
security holders	-	-	-
Total	105,233	$383.55	23,883

(1)

Of these securities, 1,224 could be issued as stock options under the Holdings Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

In connection with the Merger, the Holdings Stock Option Plan was adopted for the benefit of our key employees and non-employee directors.  During 2008, we granted 14,145 total non-qualified stock options with an exercise price of $406.69 per share under the Holdings Stock Option Plan.  The options vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date.  The options will expire ten years from the grant date.

In April 2008, Holdings adopted the Holdings Restricted Stock Plan which is designed to provide incentives to our present and future employees through the grant of restricted stock and restricted stock unit awards.  The Holdings Restricted Stock Plan authorizes the issuance of up to 25,000 shares of Holdings' common stock pursuant to such grants.  During 2008, we granted 2,341 restricted stock units of which 2,213 units remained outstanding at December 31, 2008.

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

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, our management investors and our outside directors. The following table sets forth certain information regarding the beneficial ownership as of March 6, 2009 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	-	995,430	99.5%

Named Executive Officers and Directors:
Robert D. Monson	1,115		16,393	17,508	1.7%
Kevin P. Callaghan	672		5,464	6,136	*
William J. Restrepo	584		5,464	6,048	*
Robert J. Simon	458		3,825	4,283	*
Randall A. Sides	176		2,186	2,362	*
Jay H. Golding	641	(4)	320	961	*
Philip B. Livingston	462	(5)	353	815	*
John E. Jackson	513		160	673	*
Peter H. Kamin	-		-	-	-
Gregory P. Spivy	-		-	-	-
All executive officers and directors as a group
(12 persons)	4,805		36,351	41,156	3.97%	(6)

*	Indicates less than 1%.

(1)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of March 6, 2009.

(2)	Based on 1,000,375 outstanding shares as of March 6, 2009.

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

(5)	Shares held by UBS Financial Services, Inc. as IRA custodian for Philip Livingston.

(6)	Includes options to purchase an aggregate of 36,351 shares of common stock that are currently exercisable or exercisable within 60 days of March 6, 2009.

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

If requested by ValueAct Capital, Holdings shall cause the board of directors of any of our direct or indirect subsidiaries to be identical to the Holdings Board, except in the case of any foreign subsidiaries which may have a board of directors containing additional members in order to comply with applicable foreign laws. No stockholder or permitted transferee shall consent in writing or vote or cause to be voted any shares of Holdings common stock currently or in the future owned or controlled by it in favor of any amendment, repeal, modification, alteration or rescission of, or the adoption of any provision in the certificate of incorporation or bylaws of Holdings inconsistent with certain provisions of the Securities Holders Agreement unless ValueAct Capital consents in writing thereto.

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

Corporate Opportunity

To the fullest extent permitted by any applicable law, the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to ValueAct Capital or any affiliate or representative thereof, including any directors of Holdings designated by such persons with respect to their relationship with Holdings and its subsidiaries. ValueAct Capital or any representative thereof shall have the right to engage in business activities, whether or not in competition with Holdings, any of its subsidiaries or their respective business activities, without consulting any other stockholder, and ValueAct Capital shall not have any obligation to any other stockholder with respect to any opportunity to acquire property or make investments at any time.

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

Exchange Agreement

In connection with the Merger, Holdings and each of the management investors entered into an Exchange Agreement whereby the management investors agreed to invest in Holdings by contributing shares of our common stock to Holdings in exchange for equity interests in Holdings immediately before the completion of the Merger. The Exchange Agreement conditioned each current and future management investor's respective investment in Holdings on that particular management investor's continued employment with us immediately prior to the completion of the Merger. The equity investment by the management investors in Holdings represents, in the aggregate, less than 1% of the outstanding voting stock of Holdings immediately following the Merger.

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

Seitel reimbursed ValueAct Capital approximately $1.1 million in the period from February 14, 2007 to December 31, 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger.  This amount due to ValueAct Capital was recorded as a purchase price adjustment.  There were no amounts payable to ValueAct Capital as of December 31, 2008 or 2007.

Other Related Party Transactions

Holdings, our parent, does not maintain a cash account.  Consequently, we make payments, as needed, on Holdings' behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings.  In 2008, we made payments of approximately $136,000 on behalf of Holdings.  The balance due from Holdings as of December 31, 2008 and 2007 was $136,000 and $0, respectively, and are included in "Notes and Other Receivables" on the consolidated balance sheets.

Item 14.  Principal Accountant Fees and Services

BKD, LLP ("BKD") has been our independent auditor since October 2004.  The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent registered public accounting firm. The Audit Committee will, on an annual basis, consider and approve the provision of audit and non-audit services by BKD. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee may delegate the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by BKD which are not encompassed by the Audit Committee's pre-approval and not prohibited by law. A member with delegated authority must report back to the Audit Committee at the first Audit Committee meeting following any such pre-approvals.

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2008 and 2007, all of which were preapproved by the Audit Committee in compliance with its policy.

	2008	2007

Audit Fees(1)	$503,194	$621,029
Audit-Related Fees(2)	-	76,586
Tax Fees	-	-
All Other Fees	-	-

Total	$503,194	$697,615

(1)

Includes fees billed for professional services rendered for (i) the audit of our consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

(2)	Includes fees billed for professional services rendered in connection with registration statements, debt offerings and due diligence related to the Merger.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents files as part of this Report.

Page
(1)	Financial Statements

	Management's Report on Internal Control Over Financial Reporting.......................................................................................................	F-1

	Report of Independent Registered Public Accounting Firm....................................................................................................................	F-2

	Consolidated Balance Sheets............................................................................................................................................................	F-3

	Consolidated Statements of Operations..............................................................................................................................................	F-5

	Consolidated Statements of Stockholder's Equity................................................................................................................................	F-6

	Consolidated Statements of Cash Flows.............................................................................................................................................	F-7

	Notes to Consolidated Financial Statements.......................................................................................................................................	F-9

(2)	Schedule II - Valuation and Qualifying Accounts..................................................................................................................................	105

(3)	Exhibits:

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

10.2

Amended and Restated Loan and Security Agreement by and among Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender, dated February 14, 2007 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.3	*

First Amendment to Amended and Restated Loan and Security Agreement, dated as of December 24, 2008, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender.

	10.4	*

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 20, 2009, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender.

10.5

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

10.10

Joinder to Securities Holders Agreement and Registration Rights Agreement of John E. Jackson, dated August 1, 2007 (incorporated by reference from Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008).

	10.11	†

Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

	10.12	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.13	†

Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan, effective April 8, 2008 (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

	10.14	†

Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

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

		SEITEL, INC.

		By:	/s/	Robert D. Monson
				Robert D. Monson
				Chief Executive Officer and President

		Date:		March	16,	2009

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title				Date

/s/	Peter H. Kamin	Chairman of the Board of Directors				March	16,	2009
	Peter H. Kamin

/s/	Robert D. Monson	Chief Executive Officer, President and Director				March	16,	2009
	Robert D. Monson	(Principal Executive Officer)

/s/	William J. Restrepo	Chief Financial Officer				March	16,	2009
	William J. Restrepo	(Principal Financial Officer)

/s/	Gregory P. Spivy	Director				March	16,	2009
	Gregory P. Spivy

/s/	Philip B. Livingston	Director				March	16,	2009
	Philip B. Livingston

/s/	Jay H. Golding	Director				March	16,	2009
	Jay H. Golding

/s/	John E. Jackson	Director				March	16,	2009
	John E. Jackson

/s/	Marcia H. Kendrick	Chief Accounting Officer				March	16,	2009
	Marcia H. Kendrick	(Principal Accounting Officer)

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

Seitel's management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2008, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and
President

/s/ William J. Restrepo
William J. Restrepo
Executive Vice President and
Chief Financial Officer

Houston, Texas
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholder

Seitel, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Seitel, Inc., as of December 31, 2008 (successor period) and 2007 (successor period), and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2008 (successor period), for the period from February 14, 2007 through December 31, 2007 (successor period), for the period from January 1, 2007 through February 13, 2007 (predecessor period), and the year ended December 31, 2006 (predecessor period).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, and we were not engaged to perform, an audit of its internal control over financial reporting for 2008 and 2007.  Our 2008 and 2007 audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion for 2008 and 2007.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc., as of December 31, 2008 (successor period) and 2007 (successor period), and the results of its operations and its cash flows for the year ended December 31, 2008 (successor period), for the period from February 14, 2007 through December 31, 2007 (successor period), for the period from January 1, 2007 through February 13, 2007 (predecessor period), and the year ended December 31, 2006 (predecessor period), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F, effective January 1, 2007, the Company changed its method of accounting for income taxes by adopting Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

                                                                                               /s/ BKD, LLP

Houston, Texas

March 13, 2009

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007

ASSETS

Cash and equivalents	$42,565	$43,333
Restricted cash	113	110
Receivables
Trade, less allowance for doubtful accounts of $845 and $688
at December 31, 2008 and 2007, respectively	60,779	51,915
Notes and other, less allowance for doubtful accounts of $225 and
$238 at December 31, 2008 and 2007, respectively	152	2,190

Seismic data library (Note C)	566,410	489,781
Less: Accumulated amortization	(287,153)	(140,742)
Net seismic data library	279,257	349,039

Property and equipment, at cost	12,955	13,331
Less: Accumulated depreciation and amortization	(4,611)	(2,335)
Net property and equipment	8,344	10,996

Investment in marketable securities	1,317	4,224
Prepaid expenses, deferred charges and other	20,033	22,263
Intangible assets, net (Note E)	41,859	51,785
Goodwill	189,187	207,246
Deferred income taxes (Note F)	219	-
TOTAL ASSETS	$643,825	$743,101

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)

	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable	$18,666	$17,387
Accrued liabilities	24,863	26,618
Employee compensation payable	2,761	5,320
Income taxes payable	255	948
Debt (Note G)
Senior Notes	402,247	402,333
Notes payable	256	300
Obligations under capital leases (Note H)	2,996	3,848
Deferred revenue (Note B)	67,727	48,151
Deferred income taxes (Note F)	8,269	17,238
TOTAL LIABILITIES	528,040	522,143

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDER'S EQUITY

Common stock, par value $.001 per share; 100 shares authorized,
issued and outstanding at December 31, 2008 and 2007	-	-
Additional paid-in capital	271,297	264,805
Retained deficit	(151,187)	(77,113)
Accumulated other comprehensive income (loss)	(4,325)	33,266
TOTAL STOCKHOLDER'S EQUITY	115,785	220,958

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$643,825	$743,101

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

REVENUE	$172,403	$129,802	$19,010	$191,919

EXPENSES:
Depreciation and amortization	168,629	146,072	11,485	88,662
Impairment of intangible asset	225	-	-	-
Gain on sale of seismic data	-	-	-	(231)
Cost of sales	462	218	8	234
Selling, general and administrative	36,316	33,393	3,577	35,930
Merger	357	2,657	17,457	1,449
	205,989	182,340	32,527	126,044

INCOME (LOSS) FROM OPERATIONS	(33,586)	(52,538)	(13,517)	65,875

Interest expense	(41,215)	(39,950)	(2,926)	(24,208)
Interest income	1,198	1,106	642	4,688
Foreign currency exchange
gains (losses)	(4,059)	3,173	(102)	259
Gain on sale of marketable securities	-	-	-	27
Other income	40	39	12	-
Income (loss) from continuing
operations before income taxes	(77,622)	(88,170)	(15,891)	46,641
Provision (benefit) for income taxes	(3,548)	(11,057)	452	(715)
Income (loss) from continuing
operations	(74,074)	(77,113)	(16,343)	47,356
Loss from discontinued operations	-	-	-	(142)

NET INCOME (LOSS)	$(74,074)	$(77,113)	$(16,343)	$47,214

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In thousands, except share amounts)

								Accum-
								ulated
						Deferred	Notes	Other
	Compre-					Compen-	Receivable	Compre-
	hensive			Additional	Retained	sation -	from	hensive
	Income	Common Stock		Paid-In	Earnings	Restricted	Officers &	Income
	(Loss)	Shares	Amount	Capital	(Deficit)	Stock	Employees	(Loss)

Predecessor Period:
Balance, December 31, 2005		153,604,345	$1,536	$241,289	$(256,227)	$(2,944)	$(1)	$5,186
Reclass of deferred compensation -
restricted stock upon adoption of
SFAS No. 123(R)		-	-	(2,944)	-	2,944	-	-
Issuance of restricted stock		1,840,522	18	(18)	-	-	-	-
Issuance of common stock to employees		108,327	1	225	-	-	-	-
Cancellation of restricted stock		(17,202)	-	(16)	-	-	-	-
Amortization of stock-based compensation costs		-	-	1,850	-	-	-	-
Accrual for restricted stock issuance
for performance equity awards		-	-	674	-	-	-	-
Retirement of stock to satisfy
employee tax withholding		(351,908)	(3)	(629)	(526)	-	-	-
Payments received on notes receivable
from officers and employees		-	-	-	-	-	1	-
Net income	$47,214	-	-	-	47,214	-	-	-
Foreign currency translation adjustments	(154)	-	-	-	-	-	-	(154)
Unrealized gain on marketable securities	42	-	-	-	-	-	-	42
Reclassification adjustment for gains on
marketable securities included in income	(27)	-	-	-	-	-	-	(27)
Comprehensive income	$47,075

Balance, December 31, 2006		155,184,084	1,552	240,431	(209,539)	-	-	5,047
Cumulative effect of adoption of FIN 48		-	-	-	(3,082)	-	-	-
Issuance of restricted stock		1,032,615	10	(10)	-	-	-	-
Issuance of common stock to employees		25,504	-	-	-	-	-	-
Amortization of stock-based
compensation costs		-	-	379	-	-	-	-
Accrual for restricted stock issuance
for performance equity awards		-	-	32	-	-	-	-
Retirement of stock to satisfy
employee tax withholding		(109,149)	(1)	(287)	(112)	-	-	-
Vesting of restricted stock due to
change in control		-	-	6,294	-	-	-	-
Net loss	$(16,343)	-	-	-	(16,343)	-	-	-
Foreign currency translation adjustments	7	-	-	-	-	-	-	7
Comprehensive loss	$(16,336)
Balance, February 13, 2007		156,133,054	$1,561	$246,839	$(229,076)	$-	$-	$5,054

Successor Period:
Investment by Parent		100	$-	$256,434	$-	$-	$-	$-
Amortization of stock-based
compensation costs		-	-	8,371	-	-	-	-
Net loss	(77,113)	-	-	-	(77,113)	-	-	-
Foreign currency translation adjustments	29,042	-	-	-	-	-	-	29,042
Unrealized gain on marketable securities	4,224	-	-	-	-	-	-	4,224
Comprehensive loss	$(43,847)

Balance, December 31, 2007		100	-	264,805	(77,113)	-	-	33,266
Issuance of restricted
stock units		-	-	604	-	-	-	-
Amortization of stock-based
compensation costs		-	-	5,888	-	-	-	-
Net loss	(74,074)	-	-	-	(74,074)	-	-	-
Foreign currency translation adjustments	(34,684)	-	-	-	-	-	-	(34,684)
Unrealized loss on marketable
securities, net of tax	(2,907)	-	-	-		-	-	(2,907)
Comprehensive loss	$(111,665)
Balance, December 31, 2008		100	$-	$271,297	$(151,187)	$-	$-	$(4,325)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Cash flows from operating activities:
Reconciliation of net income (loss) to net cash
provided by operating activities of
continuing operations:
Net income (loss)	$(74,074)	$(77,113)	$(16,343)	$47,214
Loss from discontinued
operations, net of tax	-	-	-	142
Depreciation and amortization	168,629	146,072	11,485	88,662
Impairment of intangible assets	225	-	-	-
Deferred income tax provision (benefit)	(4,704)	(11,836)	302	874
Amortization of deferred financing costs	1,631	5,289	148	1,186
Amortization of debt discount (premium)	(86)	(72)	70	516
Amortization of stock-based compensation	5,888	8,372	6,673	1,850
Amortization of favorable lease facility	268	238	-	-
Allowance for collection of trade receivables	196	391	-	160
Reversal of allowance for notes receivable	(54)	-	(274)	-
Non-cash compensation expense	604	-	32	884
Non-cash other income	(24)	-	-	-
Non-cash revenue	(20,414)	(3,621)	(88)	(17,658)
Gain on sale of marketable securities	-	-	-	(27)
Gain on sale of property and equipment	-	-	-	(4)
Gain on sale of seismic data	-	-	-	(231)
(Increase) decrease in receivables	(12,219)	(10,610)	9,074	(21,720)
(Increase) decrease in other assets	(577)	541	(521)	(81)
Increase (decrease) in deferred revenue	20,933	26,948	(7,767)	9,171
Increase (decrease) in accounts payable and
other liabilities	2,542	315	2,819	(2,431)
Net cash provided by operating activities of
continuing operations	$88,764	$84,914	$5,610	$108,507

Cash flows from investing activities:
Cash invested in seismic data	$(90,688)	$(58,656)	$(8,369)	$(76,785)
Cash paid to acquire property and equipment	(1,187)	(731)	(60)	(1,204)
Cash paid for acquisition of company	(45)	(303)	-	-
Cash from disposal of property and
equipment	-	-	-	3
Cash from sale of seismic data	-	-	-	231
Cash from sale of marketable securities	-	-	-	101
Advances to Seitel Holding, Inc.	(136)	-	-	-
Increase in restricted cash	(3)	(5)	-	(20)
Net cash used in investing activities of
continuing operations	(92,059)	(59,695)	(8,429)	(77,674)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	$-	$400,000	$-	$-
Repayment of 11.75% Senior Notes	-	(233,352)	-	-
Contributed capital	-	153,672	-	-
Purchase of Seitel stock	-	(386,556)	-	-
Principal payments on notes payable	(44)	(34)	(3)	(41)
Principal payments on capital
lease obligations	(128)	(95)	(6)	(41)
Borrowings on line of credit	286	369	119	25
Payments on line of credit	(286)	(369)	(119)	(25)
Costs of debt and equity transactions	-	(17,258)	-	-
Purchase of common stock
subsequently retired	-	-	(400)	(1,158)
Payments on notes receivable from officers
and employees	54	274	-	14
Net cash used in financing activities of
continuing operations	(118)	(83,349)	(409)	(1,226)

Effect of exchange rate changes	2,645	(2,745)	46	(326)
Cash flows from discontinued operations:
Cash provided by operating activities	-	-	-	22
Cash used in investing activities	-	-	-	(10)
Net increase (decrease) in cash
and equivalents	(768)	(60,875)	(3,182)	29,293
Cash and equivalents at beginning of period	43,333	104,208	107,390	78,097
Cash and equivalents at end of period	$42,565	$43,333	$104,208	$107,390

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,669	$21,790	$11,158	$22,509
Income taxes	$874	$1,667	$1	$286
Income tax refunds received	$62	$310	$-	$393

Supplemental disclosure of non-cash investing activities:
Additions to seismic data library	$23,559	$7,091	$(7)	$16,496

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company also entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. with a maximum credit amount of $25.0 million, subject to certain borrowing base limitations. All obligations are unconditionally guaranteed by the Company's domestic subsidiaries that are not borrowers under the facility, subject to customary exceptions, exclusions and release mechanisms. The facility is secured by a lien on substantially all of the Company's domestic assets, including equity interests in the Company's U.S. subsidiaries.

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

NOTE B-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:  The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The main geographic regions of the Company's focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, Western Canada, Mississippi, Eastern Texas, the Rocky Mountain region and Northern Louisiana.  The majority of the Company's seismic data covers onshore regions within North America with the remainder covering offshore United States.  To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit ("Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

Basis of Presentation:  The accompanying consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for the year ended December 31, 2007 are presented for two periods:  January 1, 2007 through February 13, 2007 (the "Predecessor Period" or "Predecessor," as context requires) and February 14, 2007 through December 31, 2007 (the "Successor Period" or "Successor," as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively.  The consolidated financial statements for the Successor Period reflect the acquisition of the Company under the purchase method of accounting in accordance with Statement of Financial Standards ("SFAS") No. 141, "Business Combinations."  The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.  The consolidated financial statements for the year ended December 31, 2006 are presented as Predecessor.

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

The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for its seismic data library and goodwill.

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

For its estimates of the fair value of goodwill, the Company prepares discounted cash flow analysis, which requires significant judgments and estimates about the future performance of the Company.  If these projected cash flows change materially, the Company may be required to record impairment losses relative to goodwill.

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

Due to the Company's revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset.  The activity related to non-monetary exchanges was as follows (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Seismic data library additions	$23,559	$7,091	$(7)	$16,496

Revenue recognized based on specific
data licenses or selections of data	5,935	2,269	71	13,131

Revenue recognized related to
acquisition contracts	14,479	1,346	11	4,494

Revenue recognized related to data
management services	-	6	6	33

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property and Equipment:  Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost for the Predecessor Period through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years.  Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease.  Depreciation expense for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006 was $2.3 million, $2.0 million, $0.3 million and $2.7 million, respectively.

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

At December 31, 2008 and 2007, total unrealized gains on marketable securities were $1.3 million and $4.2 million, respectively.  The deferred tax expense of $0.5 million on the net gains was not recognized at December 31, 2008, due to the Company's deferred tax asset having a full valuation allowance.  The marketable securities held by the Company at December 31, 2008, have restrictions on trading until May 2009.

During 2006 the Company sold marketable securities in two transactions.  Proceeds from the sales were $101,000, with gross realized gains of $28,000 and gross realized losses of $1,000.

Debt Issue Costs:  Debt issue costs related to the Company's senior notes and revolving line-of-credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2008 and 2007 unamortized debt issue costs were $10.3 million and $12.0 million, respectively.

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

Goodwill and Other Intangible Assets:  Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill and indefinite-lived intangibles.  At least annually, the Company evaluates whether goodwill and indefinite-lived intangibles are impaired.  Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value.  The Company relies on discounted cash flow analysis, which requires significant judgments and estimates about future operations, to develop the Company's estimates of fair value. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  In assessing the realizability of deferred tax assets at December 31, 2008 and 2007, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2008, there were no accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided.

Foreign Currency Translation:  For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholder's equity.  Accumulated translation gains (losses) were $(5.7) million and $29.1 million at December 31, 2008 and 2007, respectively.  Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period. Transaction gains (losses) totaled $(4.1) million, $3.2 million, $(0.1) million and $0.3 million for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.

Use of Derivatives:  The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments.  As of December 31, 2008 and 2007, the Company did not have any derivative contracts.

Stock-Based Compensation:  In, accordance with the provisions of SFAS No. 123(R) "Share Based Payment," the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Employee Benefit Plans:  The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines.  The Company matches a percentage of the employee contributions up to certain limits.  Savings plan expense amounted to $583,000, $379,000, $236,000 and $490,000 for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.

Fair Value of Financial Instruments:  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market data and valuation methodologies. The book values of cash and equivalents, receivables and accounts payable approximated their fair values as of December 31, 2008 and 2007, due to the short-term maturity of these instruments. Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and note payable to a former executive approximated $140.8 million as of December 31, 2008, compared to the book value of $402.5 million.  The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and note payable to a former executive approximated $342.4 million as of December 31, 2007, compared to the book value of $402.6 million.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Comprehensive Income (Loss):  In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company has reported comprehensive income (loss) in the consolidated statements of stockholder's equity for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006. Accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Recent Accounting Pronouncements:  In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis.  Accordingly, as of December 31, 2008, the Company has not applied the provisions of SFAS No. 157 to its measurement of non-financial long-lived assets, to reporting units measured at fair value in a goodwill impairment test or non-financial assets acquired and liabilities assumed in a business combination.  FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. The Company does not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on its consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141(R)), a replacement of SFAS No. 141, "Business Combinations." SFAS No. 141(R) modifies the accounting for business combinations under SFAS No. 141 and will apply to the Company prospectively for future business combinations with an acquisition date on or after January 1, 2009. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Additionally, for already completed business combinations, SFAS No. 141(R) nullifies EITF Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," such that future changes in estimates of income tax uncertainties that existed at the time of, or arose in connection with past purchase business combinations, will no longer be accounted for as adjustments to goodwill, but instead will be accounted for as adjustments to current income.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth a summary of the net book value of the Company's seismic data library (in thousands):

	As of December 31,
	2008	2007

U.S. Onshore:
Gulf Coast Texas 3D	$93,683	$83,571
Southern Louisiana/Mississippi 3D	60,653	92,154
Rocky Mountain 3D	6,851	10,439
Northern Louisiana 3D	1,965	1,693
Other U.S. 2D and 3D	38,718	41,771
Canadian 2D and 3D	9,025	105,082
U.S. Offshore	68,362	14,329

Total	$279,257	$349,039

At December 31, 2008 and 2007, approximately 3% and 5%, respectively, of the net book value of the seismic data library were projects in progress.

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity.  In addition, the Company capitalizes certain internal costs related to processing the created data.  Such costs include salaries and benefits of the Company's processing personnel and certain other costs incurred for the benefit of the processing activity.  The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.  Capitalized costs for internal data processing were $2.0 million, $1.7 million, $0.3 million and $1.8 million for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense totaled $160.6 million, $139.0 million, $11.2 million and $86.0 million for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.  The actual aggregate rate of amortization as a percentage of total seismic revenue was 97%, 111%, 61% and 47% for the same periods, respectively.  The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company's customers during the period and the amount of straight-line amortization recorded.  The income forecast amortization rates can vary by component and, as of January 1, 2009, the amortization rate utilized under the income forecast method is 70% for all components.  Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company did not have any impairment charges during the year ended December 31, 2008, the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor Period) or the year ended December 31, 2006.

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

The total purchase price was allocated to the Company's net tangible and identifiable intangible assets based on their fair values established, in part, by an independent appraisal firm as of March 1, 2006 and February 14, 2007 as set forth below (in thousands):

Cash and receivables	$145,106
Property and equipment	11,397
Seismic data library	395,560
Identifiable intangibles	53,447
Goodwill	193,610
Prepaids and other assets	6,368
Accounts payable and accrued liabilities	(38,523)
Debt	(231,253)
Deferred revenue	(13,031)
Deferred income tax	(25,155)
Net assets acquired	$497,526

A summary of the allocation of purchase price to identifiable intangible assets, other than goodwill is as follows (in thousands):

Intangible assets:
Trade name	$900
Customer relationships	42,847
Internally developed software	7,989
Favorable facility lease	1,531
Covenants not to compete	180
Total	$53,447

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.  In accordance with the Emerging Issues Task Force ("EITF") Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," adjustments were made to the purchase price allocation in 2008 as a result of the revision of certain income tax uncertainties related to periods prior to the Merger.

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

NOTE E-GOODWILL AND OTHER INTANGIBLES

The Company performs an annual assessment of the recoverability of goodwill and indefinite lived intangibles as of October 1 each year.  Additionally, the Company assesses goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company incurred no impairment as a result of the annual tests in 2008 or 2007.  Additionally, there were no events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2008 or 2007.  However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.

Changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (in thousands):

Balance as of January 1, 2008	$207,246
Additions(1)	1,140
Translation adjustments	(19,199)
Balance as of December 31, 2008	$189,187

(1)	Additions to goodwill represent adjustments associated with the Merger recorded in 2008. See Note D.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with business combinations in 2007, the Company recorded goodwill and other intangible assets both in the U.S. and Canada.  The recorded gross carrying amount will change at each balance sheet date due to the impact of foreign currency fluctuations.  The following is a summary of the Company's intangible assets other than goodwill (in thousands):

	Weighted Average	December 31,	December 31,
	Amortization Period	2008	2007

Amortized intangible assets:
Cost:
Favorable facility lease	6 years	$1,455	$1,804
Customer relationships	10 years	42,364	45,006
Covenants not to compete	1 year	180	180
Internally developed software	7 years	7,593	9,410
		$51,592	$56,400
Accumulated Amortization:
Favorable facility lease	6 years	$(437)	$(253)
Customer relationships	10 years	(7,982)	(3,928)
Covenants not to compete	1 year	(180)	(158)
Internally developed software	7 years	(2,034)	(1,176)
		$(10,633)	$(5,515)
Net book value		40,959	50,885
Indefinite-lived intangible assets:
Trade names		$900	$900
Total intangible assets at net book value		$41,859	$51,785

The Company's trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment.  The trade names were determined to have indefinite lives due to the length of time the trade names have been in place.  The Company's current intentions are to maintain the trade names indefinitely.  All other intangible assets are amortized on a straight-line basis over their expected useful lives.  As of December 31, 2008, the weighted average amortization period for these intangible assets was 9.4 years.

Amortization expense for the Company's intangible assets was $5.7 million during for the year ended December 31, 2008 and $5.1 million during the period February 14, 2007 to December 31, 2007.  Estimated future amortization expense is as follows:  fiscal year ending 2009 - $5.6 million, fiscal year ending 2010 - $5.6 million, fiscal year ending 2011 - $5.5 million, fiscal year ending 2012 - $5.5 million, fiscal year ending 2013 - $5.4 million, and thereafter - $13.4 million.

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

During 2008, the Company recognized $225,000 in impairment charges on the customer relationship intangible asset that resulted from the Company's acquisition in October 2007 described in "Note D-Other Acquisition Activity."  The impairment was necessary as a result of the loss of significant customer business, current-period and projected operating losses associated with the customer relationship intangible asset.  The impairment was calculated by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset in accordance with SFAS No. 144.  The resulting impairment reduced the customer relationship intangible asset to $0.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of January 1, 2007, the Company recorded the cumulative effect of adopting FIN 48 of $3.1 million as an increase to the balance of retained deficit.  A reconciliation of our beginning and ending gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Balance at beginning of year	$2,339	$8,775
Additions based on current year tax positions	-	-
Additions based on prior year tax positions	4,093	(34)
Reductions in tax positions due to a lapse in statute	(839)	(57)
Reductions based on prior year tax positions	(301)	(6,868)
Settlements	-	-
Foreign currency translation	(433)	523
Balance at end of year	$4,859	$2,339

As of December 31, 2008, approximately $4.5 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods.

In conjunction with the adoption of FIN 48, uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense.  As of December 31, 2007, we had $1.4 million of accrued interest and $0.4 million of accrued penalties.  As of December 31, 2008, we had $0.4 million of accrued interest and $0.9 million of accrued penalties.  Income tax expense (benefit) for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), and for the period January 1, 2007 to February 13, 2007 (Predecessor Period) included $0.1 million, $0.1 million and $0.1 million, respectively, related to interest and penalties on unrecognized tax benefits.

The Company believes it is reasonably possible that, within the next 12 months, the amount of previously unrecognized tax benefits could decrease by approximately $4.9 million primarily as a result of the resolution of tax audits.

With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005, 2005 and 2002, respectively.

Income Tax Expense (Benefit)

The discussion of income taxes herein does not include the income tax effects of the Company's discontinued operations.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income (loss) from continuing operations before provision (benefit) for income taxes for the year ended December 31, 2008,  the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006 is comprised of the following (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

U.S.	$(58,371)	$(72,694)	$(14,608)	$47,090
Foreign	(19,251)	(15,476)	(1,283)	(449)
	$(77,622)	$(88,170)	$(15,891)	$46,641

The provision (benefit) for income taxes for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006 is comprised of the following (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Current:
Federal	$-	$(60)	$-	$15,189
State	194	1,002	70	155
Foreign	962	(163)	80	(285)
	1,156	779	150	15,059

Deferred:
Federal	106	(4,224)	99	-
State	(214)	(64)	-	-
Foreign	(4,596)	(7,548)	203	876
	(4,704)	(11,836)	302	876

Change in beginning of year
valuation allowance:
Federal	-	-	-	(16,650)
State	-	-	-	-
Foreign	-	-	-	-
	-	-	-	(16,650)

Tax provision:
Federal	106	(4,284)	99	(1,461)
State	(20)	938	70	155
Foreign	(3,634)	(7,711)	283	591
	$(3,548)	$(11,057)	$452	$(715)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Statutory Federal income tax	$(27,168)	$(30,860)	$(5,562)	$16,324
Capitalized merger expenses	-	(1,421)	1,791	-
Change in FIN 48	1,286	67	99	-
State income tax, less Federal benefit	(13)	610	46	101
Tax difference on foreign earnings	990	413	19	(7)
Change in foreign taxes	-	(2,447)	559	275
Canadian withholding tax	190	(342)	20	319
Change in tax reserve	-	-	-	(2,000)
Change in valuation allowance	20,456	22,812	3,309	(16,683)
Non-deductible expenses and other, net	711	111	171	956
Income tax expense (benefit)	$(3,548)	$(11,057)	$452	$(715)

Deferred Tax Asset/Liability

The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2008 and 2007 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	at December 31,
	2008	2007

Deferred tax assets:
Deferred revenue	$2,803	$-
Depreciation and amortization	12,595	7,015
Alternative minimum tax credit carryforward	1,782	1,782
Net operating loss carryforwards	45,682	30,729
Research and development tax credit carryforward	518	-
Accrued expenses and other	6,837	5,847
Total deferred tax assets	70,217	45,373

Deferred tax liabilities:
Deferred revenue	(158)	(1,443)
Depreciation and amortization	(6,083)	(11,308)
Intangible assets	(13,058)	(16,352)
Unrealized gain on marketable securities	(461)	(1,479)
Deferred expenses and other	(268)	(230)
Total deferred tax liabilities	(20,028)	(30,812)

Valuation allowance:
Beginning balance	(31,799)	(75,664)
(Increase) decrease during the period	(26,440)	43,865
Total valuation allowance	(58,239)	(31,799)

Net deferred tax liability	(8,050)	(17,238)

Deferred income taxes have been classified in the
Consolidated Balance Sheet as:
Deferred income tax asset	219	-
Deferred income tax liability	(8,269)	(17,238)

Net deferred income tax liability	$(8,050)	$(17,238)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2008, the Company's valuation allowance provided against its U.S. net deferred tax asset increased by $26.4 million primarily related to U.S. net operating losses incurred in 2008 for which utilization is uncertain.  During 2007, the Company's valuation allowance provided against its net deferred tax asset decreased by $43.9 million.   This change was due to (i) a reduction in the valuation allowance of $87.7 million resulting from the purchase accounting adjustments in connection with the Merger and (ii) an increase in the valuation allowance of $43.8 million primarily related to net operating losses incurred in 2007 for which utilization is uncertain.

As of December 31, 2008, the Company has a U.S. Federal net operating loss ("NOL") carryforward of approximately $115.7 million which can be used to offset U.S. income taxes payable in future years.  This U.S. NOL carryforward will expire in periods beginning 2024 through 2028.  As of December 31, 2008, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1.8 million which can be used to offset regular U.S. Federal income taxes payable in future years and which has an indefinite carryforward period.  As of December 31, 2008, the Company has Canadian NOL carryforwards of approximately $1.5 million (Canadian) which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in years 2027 and 2028.

In February 2006, Olympic Seismic Ltd. ("Olympic"), a wholly owned subsidiary of the Company, was notified by Canada Customs and Revenue Agency ("CCRA") that CCRA was going to perform an audit of certain aspects of Olympic's tax returns for the years 2003 and 2004.  In February 2009, CCRA notified the Company that the current audit has been expanded to include years from 2005 through 2007.  The Company has recorded FIN 48 liabilities associated with potential adjustments that may occur as a result of the audit.

NOTE G-DEBT

The following is a summary of the Company's debt (in thousands):

	December 31,
	2008	2007

9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	256	300
	402,256	402,300
Plus: Premium on debt	247	333
	$402,503	$402,633

9.75% Senior Unsecured Notes:  On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% Senior Notes.  The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger.  As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007.  These notes mature on February 15, 2014.  Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year.  As of December 31, 2008, accrued interest totaled $14.6 million and was included in accrued liabilities on the Consolidated Balance Sheet.  The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.75% Senior Unsecured Notes:  On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% Senior Notes.  As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005.  In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted.  In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007.  The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the Successor financial statements related to these notes.  Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year. As of December 31, 2008, accrued interest totaled $0.1 million and was included in accrued liabilities on the Consolidated Balance Sheet.  The remaining $2.0 million of notes mature on July 15, 2011.  The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company's U.S. subsidiaries on a senior basis.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Aggregate Maturities:  The aggregate maturities of the Company's debt over the next five years and thereafter are as follows: $49,000 in 2009, $54,000 in 2010, $2,059,000 in 2011, $65,000 in 2012, $29,000 in 2013 and $400.0 million thereafter.

NOTE H-LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $3.1 million and $3.8 million at December 31, 2008 and 2007, respectively, are included in property and equipment.  Accumulated depreciation related to such assets was $0.4 million and $0.2 million at December 31, 2008 and 2007, respectively.  Depreciation on the assets recorded under capital leases is included in depreciation expense.

The Company leases office space under operating leases, some of which include renewal options. Rental expense for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006 was approximately $1.7 million, $1.4 million, $0.2 million and $1.4 million, respectively.  The Company received income from subleases of approximately $249,000, $217,000, $27,000 and $213,000 for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006, respectively.

Future minimum lease payments for the five years subsequent to December 31, 2008, thereafter and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2009	$303	$1,089
2010	303	1,106
2011	303	1,076
2012	324	654
2013	334	238
Thereafter	2,961	-
Total minimum lease payments	4,528	$4,163
Less amount representing interest	(1,532)
Present value of net minimum lease payments	$2,996

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

NOTE I-COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position or results of operation.  However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2008, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company accounts for grants of its stock options, restricted stock and restricted stock units in accordance with SFAS 123(R), "Share Based Payment."  The amounts of stock-based compensation expense recognized in the periods presented are as follows (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Included in reported
selling, general and
administrative expenses

Restricted stock	$-	$-	$412	$2,734
Restricted stock units	604	-	-	-
Stock options	5,888	8,371	-	-
Total	$6,492	$8,371	$412	$2,734

Included in merger expenses

Restricted stock	$-	$-	$6,294	$-
Total	$-	$-	$6,294	$-

Stock-based compensation
expense	$6,492	$8,371	$6,706	$2,734

The Company has not recognized any tax benefits related to stock based compensation for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) or for the year ended December 31, 2006.

Successor

Restricted Stock Units

The 2008 Restricted Stock and Restricted Stock Unit Plan, which is administered by the board of directors of Holdings, authorizes the issuance of up to 25,000 shares of Holdings' common stock pursuant to such grants.  In April, 2008, 2,341 restricted stock units with a fair value of $604,000 were granted.  The fair value was measured using a weighted calculation of two valuation techniques (price to net asset value adjustment method and an option hedging strategy).  The restricted stock units vested immediately; thus, the Company recognized the entire compensation expense on the date of issuance.  The restricted stock units are convertable into common shares of Holdings within 30 days of one of the following events:  termination of employment, death, disability or upon a change in control of the Company.  During 2008, 128 restricted stock units were converted into shares of Holdings.  A total of 22,659 restricted shares were available for grant at December 31, 2008.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

In connection with the Merger and to appropriately account for the elimination of equity-based compensation under the Company's incentive plan that existed prior to the Merger, Holdings, adopted the 2007 Non-Qualified Stock Option Plan in order to provide an equity component to management compensation following the Merger. The 2007 Non-Qualified Stock Option Plan became effective February 14, 2007. The board of directors of Holdings, which administers the 2007 Non-Qualified Stock Option Plan, may issue options to purchase up to 105,200 shares of Holdings' common stock to employees, directors and other service providers of Holdings and its subsidiaries, including the Company, under the 2007 Non-Qualified Stock Option Plan.

The options contain only service condition requirements and vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date; however, the options provide for accelerated vesting after a change in control.  The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting).  The options expire 10 years after the date of grant.  Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings.  A total of 1,224 shares of Holdings common stock  were available for grant as options at December 31, 2008.

The fair value of the Options was estimated on each grant date using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

SUCCESSOR PERIOD
	Year Ended	February 14, 2007-
	December 31, 2008	December 31, 2007

Weighted average grant date fair value per share	$197.51	$197.95
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	6.25	6.25
Risk free interest rate	2.9 - 3.7%	4.69%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity during the year ended December 31, 2008 and the period February 14, 2007 to December 31, 2007 (Successor Period) (shares in thousands):

	Year Ended		February 14, 2007 -
	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	94	$389.42	-	-
Granted	14	$406.69	94	$389.42
Exercised	(1)	$389.42	-	-
Forfeited	(4)	$389.42	-	-
Outstanding at end of period(1)	103	$391.79	94	$389.42
Options exercisable at end of period(2)	22	$389.42	-	-
Available for grant at end of period	1	-	1	-

(1)	Stock options outstanding at December 31, 2008 have a weighted average remaining contractual term of 8.3 years.

(2)	Exercisable stock options at December 31, 2008 have a weighted average remaining contractual term of 8.1 years.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2008, the total future compensation cost related to non-vested options not yet recognized in the Consolidated Statement of Operations was $6.3 million and will be recognized using graded vesting over a weighted average period of 2.3 years.  The Company did not receive any cash from option exercises during the year ended December 31, 2008.

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

The following table summarizes the activity of non-vested restricted stock during the period January 1, 2007 to February 13, 2007 and the year ended December 31, 2006 (shares in thousands):

	January 1, 2007 -		Year Ended
	February 13, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of period	3,692	$2.14	2,965	$1.36
Granted	1,033	$3.56	1,841	$2.92
Vested	(4,725)	$2.45	(1,097)	$1.35
Forfeited	-	-	(17)	$1.86
Non-vested at end of period	-	-	3,692	$2.14

During the period January 1, 2007 to February 13, 2007 and the year ended December 31, 2006 and 2005, 25,504 and 108,327 shares, respectively, of common stock were awarded to employees at an average fair value of $3.56 and $2.99 per share, respectively.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes stock option activity during the period January 1, 2007 to February 13, 2007 and the year ended December 31, 2006 (shares in thousands):

	January 1, 2007 -		Year Ended
	February 13, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	100	$1.30	100	$1.30
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Paid out at Merger closing	(100)	$1.30	-	-

Outstanding at end of period	-	-	100	1.30

Options exercisable at end of period	-		100
Available for grant at end of period	-		2,730

NOTE K-FAIR VALUE MEASUREMENTS

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

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company's assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The Company's investment in marketable securities is the only balance that is measured at fair value on a recurring basis. As of December 31, 2008, the fair value of the Company's investment was $1.3 million, which was determined using significant other observable inputs (Level 2 inputs).

NOTE L-RELATED PARTY TRANSACTIONS

Holdings does not maintain a cash account.  Consequently, the Company makes payments, as needed, on Holdings' behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings.  In 2008, the Company made payments of approximately $136,000 on behalf of Holdings.  The balance due from Holdings as of December 31, 2008 and 2007 was $136,000 and $0, respectively, and are included in "Notes and Other Receivables" on the consolidated balance sheet.

The Company reimbursed ValueAct Capital approximately $1.1 million in the period from February 14, 2007 to December 31, 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger.  This amount due to ValueAct Capital was recorded as a purchase price adjustment.  There were no amounts payable to ValueAct Capital as of December 31, 2008 and 2007.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company owns 20% of Wandoo Energy LLC ("Wandoo"), a privately owned oil and gas prospecting company.  The Company's Chief Operating Officer serves as the Company's representative on the board of directors of Wandoo.  During 2006, the Company paid $84,000 to Wandoo's president for geophysical consulting services. Such agreement for geophysical consulting services expired in December 2006. In addition, during the year ended December 31, 2006, Wandoo funded a portion of certain of the Company's seismic data processing projects that totaled approximately $155,000.

NOTE M-MAJOR CUSTOMERS

One customer accounted for 10% or more of the Company's revenue for the year ended December 31, 2008.  Three customers each accounted for 10% or more of the Company's revenue for the period January 1, 2007 to February 13, 2007 (Predecessor Period).  No single customer accounted for 10% or more of revenue during the period February 14, 2007 to December 31, 2007 (Successor Period) or the year ended December 31, 2006.

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

NOTE N-STATEMENT OF CASH FLOW INFORMATION

The Company had restricted cash at December 31, 2008 and 2007 of $113,000 and $110,000, respectively, related to collateral on a seismic operations bond.

For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents.  The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.

Significant non-cash investing and financing activities are as follows:

During the year ended December 31, 2008, the period February 14, 2007 to December 31, 2007 (Successor Period), the period January 1, 2007 to February 13, 2007 (Predecessor Period) and the year ended December 31, 2006, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Non-monetary exchanges related to resale
licensing revenue	$9,804	$7,981	$(7)	$5,838
Non-monetary exchanges from underwriting of
new data acquisition	14,476	3,597	-	5,782
Other non-monetary exchanges	24	-	-	-
Non-monetary exchanges related to data
management services	-	-	-	52
Completion of data in progress from prior
non-monetary exchanges	1,855	600	-	5,424
Less: Non-monetary exchanges for data
in progress	(2,600)	(5,087)	-	(600)
Total non-cash additions to seismic data library	$23,559	$7,091	$(7)	$16,496

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Non-cash revenue consisted of the following for the year ended December 31, 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006 (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Acquisition revenue on underwriting from
non-monetary exchange contracts	$14,479	$1,346	$11	$4,494
Licensing revenue from specific data
licenses and selections on non-
monetary exchange contracts	5,935	2,269	71	13,131
Data management revenue	-	6	6	33
Total non-cash revenue	$20,414	$3,621	$88	$17,658

NOTE O-INDUSTRY SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

Geographic information for the periods presented is as follows (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total

Year ended December 31, 2008
(Successor Period)
Revenue	$110,909	$61,494	$-	$172,403
Assets	586,827	56,998	-	643,825

February 14, 2007 to December 31, 2007
(Successor Period)
Revenue	$91,840	$37,962	$-	$129,802
Assets	625,685	117,415	1	743,101

January 1, 2007 to February 13, 2007
(Predecessor Period)
Revenue	$13,113	$5,897	$-	$19,010
Assets	224,286	65,096	2	289,384

Year ended December 31, 2006
(Predecessor Period)
Revenue	$150,154	$41,702	$63	$191,919
Assets	239,760	65,615	60	305,435

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company's revenues may be divided into two major categories, (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services.  Revenue by type of service for the periods presented is as follows (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD
	Year Ended	Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2006

Acquisition and licensing of seismic data	$165,860	$125,069	$18,386	$184,520
Reproduction and delivery of seismic data
and other services	6,543	4,733	624	7,399
	$172,403	$129,802	$19,010	$191,919

NOTE P-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. The Company's payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of the Company that do not guarantee the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of December 31, 2008 and 2007 (Successor Periods) and the consolidating condensed statements of operations and statements of cash flows for the year ended December 31, 2008 (Successor Period), for the period February 14, 2007 to December 31, 2007 (Successor Period), for the period January 1, 2007 to February 13, 2007 (Predecessor Period) and for the year ended December 31, 2006 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of December 31, 2008

(in thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Cash and cash equivalents	$-	$32,921	$9,644	$-	$42,565
Restricted cash	-	113	-	-	113
Receivables
Trade, net	-	42,693	18,086	-	60,779
Notes and other, net	-	152	-	-	152
Intercompany receivables (payables)	162,182	(147,700)	(14,482)	-	-
Investment in subsidiaries	364,424	446,600	1,243	(812,267)	-
Net seismic data library	-	210,895	68,362	-	279,257
Net property and equipment	-	3,342	5,002	-	8,344
Investment in marketable securities	-	1,317	-	-	1,317
Prepaid expenses, deferred charges
and other	10,365	9,149	519	-	20,033
Intangible assets, net	900	26,098	14,861	-	41,859
Goodwill	-	107,688	81,499	-	189,187
Deferred income taxes	-	210	9	-	219

TOTAL ASSETS	$537,871	$733,478	$184,743	$(812,267)	$643,825

LIABILITIES AND STOCKHOLDER'S
EQUITY
Accounts payable and accrued liabilities	$15,003	$13,168	$18,119	$-	$46,290
Income taxes payable	255	-	-	-	255
Senior Notes	402,247	-	-	-	402,247
Notes payable	256	-	-	-	256
Obligations under capital leases	-	-	2,996	-	2,996
Deferred revenue	-	56,597	11,130	-	67,727
Deferred income taxes	-	-	8,269	-	8,269
TOTAL LIABILITIES	417,761	69,765	40,514	-	528,040

STOCKHOLDER'S EQUITY
Common stock
Additional paid-in capital	271,297	-	-	-	271,297
Parent investment	-	764,753	172,217	(936,970)	-
Retained deficit	(151,187)	(102,357)	(22,346)	124,703	(151,187)
Accumulated other comprehensive
income (loss)	-	1,317	(5,642)	-	(4,325)
TOTAL STOCKHOLDER'S EQUITY	120,110	663,713	144,229	(812,267)	115,785

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY	$537,871	$733,478	$184,743	$(812,267)	$643,825

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

For the Year Ended December 31, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$117,058	$60,319	$(4,974)	$172,403

EXPENSES:
Depreciation and amortization	23	111,458	57,148	-	168,629
Impairment of intangible asset	-	-	225	-	225
Cost of sales	-	351	111	-	462
Selling, general and administrative	6,475	17,916	16,899	(4,974)	36,316
Merger	-	357	-	-	357
	6,498	130,082	74,383	(4,974)	205,989

LOSS FROM OPERATIONS	(6,498)	(13,024)	(14,064)	-	(33,586)

Interest expense, net	(17,947)	(21,192)	(878)	-	(40,017)
Foreign currency exchange losses	-	(121)	(3,938)	-	(4,059)
Other income	-	15	25	-	40

Loss before income taxes and
equity in loss of subsidiaries	(24,445)	(34,322)	(18,855)	-	(77,622)
Provision (benefit) for income taxes	-	274	(3,822)	-	(3,548)
Equity in loss of subsidiaries	(49,629)	(15,033)	-	64,662	-

NET LOSS	$(74,074)	$(49,629)	$(15,033)	$64,662	$(74,074)

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

PREDECCESSOR PERIOD

For the Year Ended December 31, 2006

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

REVENUE	$-	$151,616	$42,477	$(2,174)	$191,919

EXPENSES:
Depreciation and amortization	-	62,808	26,834	(980)	88,662
Gain on sale of seismic data	-	(2,377)	-	2,146	(231)
Cost of sales	-	211	23	-	234
Selling, general and administrative	1,985	22,951	13,168	(2,174)	35,930
Merger	-	1,449	-	-	1,449
	1,985	85,042	40,025	(1,008)	126,044

INCOME (LOSS) FROM OPERATIONS	(1,985)	66,574	2,452	(1,166)	65,875

Interest expense, net	(1,743)	(16,446)	(1,331)	-	(19,520)
Foreign currency exchange gains	-	64	195	-	259
Gain on sale of marketable securities	-	-	27	-	27

Income (loss) from continuing operations
before income taxes and equity in
income (loss) of subsidiaries	(3,728)	50,192	1,343	(1,166)	46,641
Provision (benefit) for income taxes	-	(1,217)	502	-	(715)
Equity in income (loss) of subsidiaries	50,942	67,602	(22)	(118,522)	-

Income from continuing operations	47,214	119,011	819	(119,688)	47,356

Loss from discontinued operations	-	(142)	-	-	(142)

NET INCOME	$47,214	$118,869	$819	$(119,688)	$47,214

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

For the Year Ended December 31, 2008

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net cash provided by (used in)
operating activities	$(40,292)	$88,896	$40,160	$-	$88,764

Cash flows from investing activities:
Cash invested in seismic data	-	(56,814)	(33,874)	-	(90,688)
Cash paid to acquire property
and equipment	-	(552)	(635)	-	(1,187)
Cash paid for acquisition of company	-	-	(45)	-	(45)
Advances to Seitel Holdings, Inc.	-	(136)	-	-	(136)
Increase in restricted cash	-	(3)	-	-	(3)
Net cash used in investing activities	-	(57,505)	(34,554)	-	(92,059)

Cash flows from financing activities:
Principal payments on notes payable	(44)	-	-	-	(44)
Principal payments on capital
lease obligations	-	-	(128)	-	(128)
Borrowings on line of credit	-	-	286	-	286
Payments on line of credit	-	-	(286)	-	(286)
Payments on notes receivable	-	54	-	-	54
Intercompany transfers	40,336	(35,371)	(4,965)	-	-
Net cash provided by (used in)
financing activities	40,292	(35,317)	(5,093)	-	(118)

Effect of exchange rate changes	-	-	2,645	-	2,645
Net decrease in cash and cash
equivalents	-	(3,926)	3,158	-	(768)
Cash and cash equivalents at
beginning of period	-	36,847	6,486	-	43,333
Cash and cash equivalents at end of period	$-	$32,921	$9,644	$-	$42,565

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE P-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007.

	Successor Period
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2008
Revenue	$47,382	$44,719	$46,091	$34,211
Operating loss	(8,379)	(9,518)	(7,648)	(8,041)
Net loss	(18,426)	(20,409)	(17,192)	(18,047)

	Predecessor Period	Successor Period
	Jan.1, 2007 -	Feb. 14, 2007 -	Quarter Ended
	Feb. 13, 2007	Mar. 31, 2007	June 30	Sept. 30	Dec. 31
	(in thousands)
2007
Revenue	$19,010	$17,298	$30,371	$28,356	$53,777
Operating loss	(13,517)	(9,823)	(17,755)	(18,430)	(6,530)
Net loss	(16,343)	(14,832)	(24,245)	(23,225)	(14,811)

		EXHIBIT INDEX
			Page
Exhibit		Title	Number

10.3		First Amendment to Amended and Restated Loan and Security Agreement, dated as of December 24, 2008, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender.	106
10.4		Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 20, 2009, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender.	111
21.1		List of Subsidiaries.	116
31.1		Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).	118
31.2		Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).	120
32.1	**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	122
32.2	**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.	124

_______________

**    Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

Report of Independent Registered Public Accounting

Firm on Financial Statement Schedule

Audit Committee, Board of Directors

and Stockholder

Seitel, Inc.

Houston, Texas

In connection with our audits of the consolidated financial statements of Seitel, Inc., for the year ended December 31, 2008 (successor period), for the period from February 14, 2007 through December 31, 2007 (successor period), for the period from January 1, 2007 through February 13, 2007 (predecessor period), and the year ended December 31, 2006 (predecessor period), we have also audited the financial statement schedule.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule, based on our audits of the basic consolidated financial statements.  The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and is not a required part of the consolidated financial statements.

In our opinion, the 2008, 2007 and 2006 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                                                             /s/ BKD, LLP

Houston, Texas

March 13, 2009

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2008 (Successor Period),

for the Periods February 14, 2007 to December 31, 2007 (Successor Period) and

January 1, 2007 to February 13, 2007 (Predecessor Period) and

for the Year Ended December 31, 2006

(Amounts in thousands)

	Balance at		Deductions	Balance at
	beginning	Charged to	from	end
	of period	expense	reserves	of period

Year ended December 31, 2008 (Successor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$(3,164)	$-
Allowance for doubtful accounts	688	196	(39)	845
Allowance for notes receivable	238	-	(13)	225
Allowance for stock notes receivable
from former employees	493	(54)	(439)	-
Valuation allowance on deferred tax asset	31,799	26,440	-	58,239
Total	$36,382	$26,582	$(3,655)	$59,309

February 14, 2007 - December 31, 2007 (Successor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-	$3,164
Allowance for doubtful accounts	316	391	(19)	688
Allowance for notes receivable	275	-	(37)	238
Allowance for stock notes receivable
from former employees	493	-	-	493
Valuation allowance on deferred tax asset	87,714	31,799	(87,714)	31,799
Total	$91,962	$32,190	$(87,770)	$36,382

January 1, 2007 - February 13, 2007 (Predecessor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-	$3,164
Allowance for doubtful accounts	316	-	-	316
Allowance for notes receivable	275	-	-	275
Allowance for stock notes receivable
from former employees	767	(274)	-	493
Valuation allowance on deferred tax asset	75,664	12,050	-	87,714
Total	$80,186	$11,776	$-	$91,962

Year ended December 31, 2006 (Predecessor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee
advances and receivables	$3,164	$-	$-	$3,164
Allowance for doubtful accounts	900	160	(744)	316
Allowance for notes receivable	275	-	-	275
Allowance for stock notes receivable
from former employees	767	-	-	767
Valuation allowance on deferred tax asset	92,347	(16,683)	-	75,664
Total	$97,453	$(16,523)	$(744)	$80,186