Form 10-Q
period 2009-03-31
SEITEL INC
filed 2009-05-15
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-144844

SEITEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10811 S. Westview Circle Drive Building C, Suite 100 Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (713) 881-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 1, 2009, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$42,189	$42,678
Receivables
Trade, net of allowance for doubtful accounts of $992 and $845, respectively	36,576	60,779
Notes and other, net of allowance for doubtful accounts of $225	540	152
Net seismic data library, net of accumulated amortization of $322,305 and $287,153, respectively	264,037	279,257
Net property and equipment, net of accumulated depreciation and amortization of $5,078 and $4,611, respectively	7,658	8,344
Investment in marketable securities	1,434	1,317
Prepaid expenses, deferred charges and other	15,613	20,033
Intangible assets, net of accumulated amortization of $11,880 and $10,633, respectively	40,069	41,859
Goodwill	186,883	189,187
Deferred income taxes	210	219

TOTAL ASSETS	$595,209	$643,825

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$38,956	$46,290
Income taxes payable	409	255
Debt
Senior Notes	402,224	402,247
Notes payable	245	256
Obligations under capital leases	2,884	2,996
Deferred revenue	53,140	67,727
Deferred income taxes	6,992	8,269

TOTAL LIABILITIES	504,850	528,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	272,581	271,297
Retained deficit	(173,679)	(151,187)
Accumulated other comprehensive loss	(8,543)	(4,325)

TOTAL STOCKHOLDER’S EQUITY	90,359	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$595,209	$643,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
REVENUE	$34,722	$47,382

EXPENSES:
Depreciation and amortization	39,174	44,855
Cost of sales	14	114
Selling, general and administrative	8,260	10,435
Merger	—	357

	47,448	55,761

LOSS FROM OPERATIONS	(12,726)	(8,379)

Interest expense, net	(10,116)	(9,895)
Foreign currency exchange losses	(243)	(846)
Other income	31	—

Loss before income taxes	(23,054)	(19,120)
Benefit for income taxes	(562)	(694)

NET LOSS	$(22,492)	$(18,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Net loss	$(22,492)	$(18,426)
Unrealized gain on securities held as available for sale, net of tax	117	696
Foreign currency translation adjustments	(4,335)	(7,449)

Comprehensive loss	$(26,710)	$(25,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2008	100	$—	$271,297	$(151,187)	$(4,325)
Amortization of stock-based compensation costs	—	—	1,284	—	—
Net loss	—	—	—	(22,492)	—
Foreign currency translation adjustments	—	—	—	—	(4,335)
Unrealized gain on marketable securities, net of tax	—	—	—	—	117

Balance, March 31, 2009	100	$—	$272,581	$(173,679)	$(8,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(22,492)	$(18,426)
Depreciation and amortization	39,174	44,855
Deferred income tax benefit	(811)	(2,299)
Amortization of deferred financing costs	434	393
Amortization of debt premium	(23)	(21)
Amortization of stock-based compensation	1,284	1,786
Amortization of favorable facility lease	57	71
Allowance for collection of trade receivables	152	23
Non-cash revenue	(1,701)	(5,411)
Loss on sale of subsidiary	19	—
Decrease in receivables	23,286	15,800
Decrease in other assets	449	40
Decrease in deferred revenue	(13,007)	(10,201)
Decrease in accounts payable and other liabilities	(11,883)	(9,105)

Net cash provided by operating activities	14,938	17,505

Cash flows from investing activities:
Cash invested in seismic data	(15,308)	(24,201)
Cash paid to acquire property and equipment	(108)	(49)
Advances to Seitel Holdings, Inc.	(4)	—
Cash transferred upon sale of subsidiary	(22)	—

Net cash used in investing activities	(15,442)	(24,250)

Cash flows from financing activities:
Principal payments on notes payable	(11)	(10)
Principal payments on capital lease obligations	(28)	(33)
Borrowings on line of credit	—	261
Payments on line of credit	—	(261)

Net cash used in financing activities	(39)	(43)

Effect of exchange rate changes	54	605

Net decrease in cash and equivalents	(489)	(6,183)
Cash and cash equivalents at beginning of period	42,678	43,443

Cash and cash equivalents at end of period	$42,189	$37,260

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,670	$19,689
Income taxes	$—	$44

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$1,731	$9,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

NOTE A-ORGANIZATION

On February 14, 2007, Seitel Acquisition Corp. (“Acquisition Corp.”) was merged with and into Seitel, Inc. (the “Company”), pursuant to a merger agreement among the Company, Acquisition Corp. and Seitel Holdings, Inc. (“Holdings”) dated October 31, 2006 (the “Merger”). Pursuant to the merger agreement, the Company continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings. Holdings is an investment entity controlled by ValueAct Capital Master Fund, L.P. (“ValueAct Capital”).

In connection with the Merger, Acquisition Corp. conducted a cash tender offer and consent solicitation for all of the $189.0 million aggregate principal amount of the Company’s 11.75% senior notes due 2011 (the “11.75% Senior Notes”). On February 14, 2007, the Company paid $187.0 million aggregate principal amount for all of the notes tendered. In connection with the tender offer and consent solicitation, the Company entered into a supplemental indenture for the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger. $2.0 million aggregate principal amount of the 11.75% Senior Notes remain outstanding.

In addition, on February 14, 2007, the Company issued $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the “9.75% Senior Notes”) pursuant to an indenture by and among the Company, certain subsidiary guarantors and Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as trustee. Effective April 29, 2009, Wilmington Trust, FSB became trustee.

The Company also entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. with a maximum credit amount of $25.0 million, subject to certain borrowing base limitations. All obligations are unconditionally guaranteed by the Company’s domestic subsidiaries that are not borrowers under the facility, subject to customary exceptions, exclusions and release mechanisms. The facility is secured by a lien on substantially all of the Company’s domestic assets, including equity interests in the Company’s U.S. subsidiaries.

Pursuant to the Merger, all of the Company’s outstanding common stock (other than shares of the Company owned by ValueAct Capital and certain shares owned by management investors, which were contributed for ownership in Holdings) was exchanged for $3.70 per share.

NOTE B-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year’s financial statements to conform to the current year’s presentation. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other quarter of 2009 or for the year ending December 31, 2009. The condensed consolidated balance sheet of the Company as of December 31, 2008, has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K.

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

The Company outsources the substantial majority of the work required to complete data acquisition projects to third party contractors. The Company’s payments to these third party contractors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period. A typical survey includes specific activities required to complete the survey, each of which has value to the customers. Typical activities, that often occur concurrently, include:

•	permitting for land access, mineral rights, and regulatory approval;

•	surveying;

•	drilling for the placement of energy sources;

•	recording the data in the field; and

•	processing the data.

The customers paying for the initial exclusive licenses receive legally enforceable rights to any resulting product of each activity described above. The customers also receive access to and use of the newly acquired, processed data.

The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when the original customers’ exclusivity period ends.

Revenue from Non-Exclusive Data Licenses

The Company recognizes a substantial portion of its revenue from data licenses sold after any exclusive license period. These are sometimes referred to as resale licensing revenue, post acquisition license sales or shelf sales.

These sales fall under the following four basic forms of non-exclusive license contracts.

•	Specific license contract - The customer licenses and selects data from the data library at the time the contract is entered into and holds this license for a long-term period.

•

Library card license contract - The customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The length of the selection periods under the library card contracts is limited in time and varies from customer to customer.

•

Review and possession license contract - The customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

•	Review only license contract - The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

The Company’s non-exclusive license contracts specify the following:

•	that all customers must also execute a master license agreement that governs the use of all data received under our non-exclusive license contracts;

•	the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;

•	the actual data that is accessible to the customer; and

•

that the data is licensed in its present form, where is and as is and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

•	the Company has an arrangement with the customer that is validated by a signed contract;

•	the sales price is fixed and determinable;

•	collection is reasonably assured;

•	the customer has selected the specific data or the contract has expired without full selection; and

•	the license term has begun.

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

Revenue from Non-Monetary Exchanges

In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library. In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. In addition, the Company may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from the Company’s library. These exchanges are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

•	the data license delivered is always distinct from the data received;

•	the customer forfeits ownership of its data; and

•	the Company retains ownership in its data.

In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, which is when the data is selected by the customer, or revenue from data acquisition, as applicable. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Fair value of the data exchanged is determined using a multi-step process as follows:

•

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

•

Second, the Company determines the value of the license granted to the customer. The range of cash transactions by the Company for licenses of similar data during the prior six months are evaluated. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.

•

Third, the Company obtains concurrence from an independent third party on the portfolio of all non-monetary exchanges for data of $500,000 or more in order to support the Company’s valuation of the data received. The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements.

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Seismic data library additions	$1,731	$9,769
Revenue recognized on specific data licenses and selections of data	775	1,689
Revenue recognized related to acquisition contracts	926	3,722

Revenue from Seitel Solutions

Revenue from Seitel Solutions (“Solutions”) is recognized as the services for reproduction and delivery of seismic data are provided to customers.

NOTE D-SEISMIC DATA LIBRARY

The Company’s seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis. Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

Costs of Seismic Data Library

For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable. See Note C – Revenue Recognition – Revenue from Non-Monetary Exchanges for discussion of the process used to determine fair value.

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party.

Capitalized costs for internal data processing were $505,000 and $506,000 for the three months ended March 31, 2009 and 2008, respectively.

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

The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by the Company annually and reviewed quarterly. If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component. The lowest amortization rate the Company applies using the income forecast method is 70%. Additionally, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library investment, and if required under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” records an impairment charge with respect to such investment. See discussion on “Seismic Data Library Impairment” below.

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2009, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

Seismic Data Library Impairment

The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) Gulf of Mexico offshore, comprised of the following components: (a) multi-component data, (b) ocean bottom cable data, (c) shelf data, (d) deep water data, and (e) value-added products; (II) North America onshore, comprised of the following components: (a) Texas Gulf Coast, (b) Northern, Eastern and Western Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) North Dakota, (g) other United States, (h) Canada and (i) value-added products, and (III) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

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

In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows over each component’s remaining estimated useful life with the carrying value of each library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component’s carrying amount. The difference between the library component’s carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge.

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

The Company did not have any impairment charges during the three months ended March 31, 2009 or 2008.

NOTE E-DEBT

The following is a summary of the Company’s debt (in thousands):

	March 31, 2009	December 31, 2008
9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Revolving Credit Facility	—	—
Subsidiary revolving line of credit	—	—
Note payable to former executive	245	256

	402,245	402,256
Plus: Premium on debt	224	247

	$402,469	$402,503

9.75% Senior Notes: On February 14, 2007, the Company issued in a private placement $400.0 million aggregate principal amount of 9.75% Senior Notes. The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger. As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a registered exchange offer in August 2007. The 9.75% Senior Notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

From time to time on or before February 15, 2010, the Company may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net proceeds of equity offerings at a redemption price equal to 109.75% of the principal amount, plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 9.75% Senior Notes), each holder of the 9.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

11.75% Senior Notes: On July 2, 2004, the Company issued in a private placement $193.0 million aggregate principal amount of 11.75% Senior Notes. As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a registered exchange offer in February 2005. In connection with an excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the financial statements related to these notes. Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year. The remaining $2.0 million of notes mature on July 15, 2011. The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s U.S. subsidiaries on a senior basis.

As a result of the tender and consent offer, effective February 14, 2007, the 11.75% Senior Notes no longer contain any restrictive covenants, other than the requirement to make excess cash flow offers. Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture governing the 11.75% Senior Notes) in excess of $5.0 million, the Company is required to use 50% of the excess cash flow to fund an offer to repurchase the 11.75% Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest. If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer is required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million. Such repurchase offer is required only if there is no event of default under the Company’s revolving credit facilities prior to and after giving effect to the repurchase payment. The Company was not required to make an excess cash flow offer for the year ended December 31, 2008. Upon a change of control (as defined in the indenture governing the 11.75% Senior Notes), each holder of the 11.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

Revolving Credit Facility:    On February 14, 2007, the Company entered into an amended and restated U.S. revolving credit facility with Wells Fargo Foothill, Inc., as lender, which provides for up to $25.0 million, subject to borrowing base limitations. Interest is payable at an applicable margin above either LIBOR or the prime rate. The facility is secured by a first priority, perfected security interest in and lien on substantially all of the Company’s U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company’s U.S. subsidiaries. The facility expires on February 14, 2010. The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets. The revolving credit facility requires the payment of an unused line fee of .25% per annum payable in arrears. As of March 31, 2009, an event of default occurred which prohibits the Company from borrowing under this facility without the lender’s consent.

Subsidiary Revolving Line of Credit:    Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans or letters of credit. The interest rate applicable to borrowings is the bank’s prime rate plus 0.35% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, but is not guaranteed by the Company or any of its other U.S. subsidiaries. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the credit agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank’s sole discretion.

Note Payable to Former Executive:    In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013. The note is non-interest bearing. The note is guaranteed by Olympic.

NOTE F-FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The Company’s investment in marketable securities is the only balance that is measured at fair value on a recurring basis. As of March 31, 2009, the fair value was $1.4 million, which was determined using significant other observable inputs (Level 2 inputs).

NOTE G-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at March 31, 2009 and December 31, 2008 includes $113,000 of restricted cash related to collateral on a seismic operations bond.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Non-monetary exchanges related to resale licensing revenue	$7	$5,471
Non-monetary exchanges from underwriting of new data acquisition	—	6,531
Completion of data in progress from prior non-monetary exchanges	1,724	367
Less: Non-monetary exchanges for data in progress	—	(2,600)

Total non-cash additions to seismic data library	$1,731	$9,769

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Acquisition revenue on underwriting from non-monetary exchange contracts	$926	$3,722
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	775	1,689

Total non-cash revenue	$1,701	$5,411

NOTE H-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2009, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs will be effective for the Company for the quarter ending June 30, 2009. The Company does not expect the adoption of these FSPs to have a significant impact on its consolidated financial position, results of operations or cash flows.

NOTE J-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of March 31, 2009 and December 31, 2008, and the consolidating condensed statements of operations and statements of cash flows for the three months ended March 31, 2009 and 2008 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of March 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$34,105	$8,084	$—	$42,189
Receivables
Trade, net	—	25,048	11,528	—	36,576
Notes and other, net	—	144	396	—	540
Intercompany receivables (payables)	150,411	(145,468)	(4,943)	—	—
Investment in subsidiaries	345,647	444,847	605	(791,099)	—
Net seismic data library	—	201,630	62,407	—	264,037
Net property and equipment	—	3,040	4,618	—	7,658
Investment in marketable securities	—	1,434	—	—	1,434
Prepaid expenses, deferred charges and other	9,946	5,271	396	—	15,613
Intangible assets, net	900	25,296	13,873	—	40,069
Goodwill	—	107,688	79,195	—	186,883
Deferred income taxes	—	210	—	—	210

TOTAL ASSETS	$506,904	$703,245	$176,159	$(791,099)	$595,209

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,226	$11,959	$21,771	$—	$38,956
Income taxes payable	307	—	102	—	409
Senior Notes	402,224	—	—	—	402,224
Notes payable	245	—	—	—	245
Obligations under capital leases	—	—	2,884	—	2,884
Deferred revenue	—	45,662	7,478	—	53,140
Deferred income taxes	—	—	6,992	—	6,992

TOTAL LIABILITIES	408,002	57,621	39,227	—	504,850

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	272,581	—	—	—	272,581
Parent investment	—	764,753	171,822	(936,575)	—
Retained deficit	(173,679)	(120,563)	(24,913)	145,476	(173,679)
Accumulated other comprehensive income (loss)	—	1,434	(9,977)	—	(8,543)

TOTAL STOCKHOLDER’S EQUITY	98,902	645,624	136,932	(791,099)	90,359

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$506,904	$703,245	$176,159	$(791,099)	$595,209

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$33,034	$9,644	$—	$42,678
Receivables
Trade, net	—	42,693	18,086	—	60,779
Notes and other, net	—	152	—	—	152
Intercompany receivables (payables)	162,182	(147,700)	(14,482)	—	—
Investment in subsidiaries	364,424	446,600	1,243	(812,267)	—
Net seismic data library	—	210,895	68,362	—	279,257
Net property and equipment	—	3,342	5,002	—	8,344
Investment in marketable securities	—	1,317	—	—	1,317
Prepaid expenses, deferred charges and other	10,365	9,149	519	—	20,033
Intangible assets, net	900	26,098	14,861	—	41,859
Goodwill	—	107,688	81,499	—	189,187
Deferred income taxes	—	210	9	—	219

TOTAL ASSETS	$537,871	$733,478	$184,743	$(812,267)	$643,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,003	$13,168	$18,119	$—	$46,290
Income taxes payable	255	—	—	—	255
Senior Notes	402,247	—	—	—	402,247
Notes payable	256	—	—	—	256
Obligations under capital leases	—	—	2,996	—	2,996
Deferred revenue	—	56,597	11,130	—	67,727
Deferred income taxes	—	—	8,269	—	8,269

TOTAL LIABILITIES	417,761	69,765	40,514	—	528,040

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	271,297	—	—	—	271,297
Parent investment	—	764,753	172,217	(936,970)	—
Retained deficit	(151,187)	(102,357)	(22,346)	124,703	(151,187)
Accumulated other comprehensive income (loss)	—	1,317	(5,642)	—	(4,325)

TOTAL STOCKHOLDER’S EQUITY	120,110	663,713	144,229	(812,267)	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$537,871	$733,478	$184,743	$(812,267)	$643,825

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$22,191	$13,531	$(1,000)	$34,722

EXPENSES:
Depreciation and amortization	—	26,057	13,117	—	39,174
Cost of sales	—	9	5	—	14
Selling, general and administrative	1,301	4,576	3,383	(1,000)	8,260

	1,301	30,642	16,505	(1,000)	47,448

LOSS FROM OPERATIONS	(1,301)	(8,451)	(2,974)	—	(12,726)

Interest expense, net	(2,985)	(7,073)	(58)	—	(10,116)
Foreign currency exchange losses	—	—	(243)	—	(243)
Other income (loss)	—	50	(19)	—	31

Loss before income taxes and equity in loss of subsidiaries	(4,286)	(15,474)	(3,294)	—	(23,054)
Provision (benefit) for income taxes	—	165	(727)	—	(562)
Equity in loss of subsidiaries	(18,206)	(2,567)	—	20,773	—

NET LOSS	$(22,492)	$(18,206)	$(2,567)	$20,773	$(22,492)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$29,440	$19,347	$(1,405)	$47,382

EXPENSES:
Depreciation and amortization	22	27,627	17,206	—	44,855
Cost of sales	—	98	16	—	114
Selling, general and administrative	1,858	5,293	4,689	(1,405)	10,435
Merger	—	357	—	—	357

	1,880	33,375	21,911	(1,405)	55,761

LOSS FROM OPERATIONS	(1,880)	(3,935)	(2,564)	—	(8,379)

Interest expense, net	(5,414)	(4,185)	(296)	—	(9,895)
Foreign currency exchange losses	—	(2)	(844)	—	(846)

Loss before income taxes and equity in loss of subsidiaries	(7,294)	(8,122)	(3,704)	—	(19,120)
Provision (benefit) for income taxes	—	218	(912)	—	(694)
Equity in loss of subsidiaries	(11,132)	(2,792)	—	13,924	—

NET LOSS	$(18,426)	$(11,132)	$(2,792)	$13,924	$(18,426)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,214)	$20,870	$12,282	$—	$14,938

Cash flows from investing activities:
Cash invested in seismic data	—	(11,507)	(3,801)	—	(15,308)
Cash paid to acquire property and equipment	—	(63)	(45)	—	(108)
Advances to Seitel Holdings, Inc.	—	(4)	—	—	(4)
Cash transferred upon sale of subsidiary	—	—	(22)	—	(22)

Net cash used in investing activities	—	(11,574)	(3,868)	—	(15,442)

Cash flows from financing activities:
Principal payments on notes payable	(11)	—	—	—	(11)
Principal payments on capital lease obligations	—	—	(28)	—	(28)
Intercompany transfers	18,225	(8,225)	(10,000)	—	—

Net cash provided by (used in) financing activities	18,214	(8,225)	(10,028)	—	(39)

Effect of exchange rate changes	—	—	54	—	54

Net increase (decrease) in cash and cash equivalents	—	1,071	(1,560)	—	(489)
Cash and cash equivalents at beginning of period	—	33,034	9,644	—	42,678

Cash and cash equivalents at end of period	$—	$34,105	$8,084	$—	$42,189

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,757)	$27,119	$10,143	$—	$17,505

Cash flows from investing activities:
Cash invested in seismic data	—	(16,641)	(7,560)	—	(24,201)
Cash paid to acquire property and equipment	—	(21)	(28)	—	(49)

Net cash used in investing activities	—	(16,662)	(7,588)	—	(24,250)

Cash flows from financing activities:
Principal payments on notes payable	(10)	—	—	—	(10)
Principal payments on capital lease obligations	—	—	(33)	—	(33)
Borrowings on line of credit	—	—	261	—	261
Payments on line of credit	—	—	(261)	—	(261)
Intercompany transfers	19,767	(19,767)	—	—	—

Net cash provided by (used in) financing activities	19,757	(19,767)	(33)	—	(43)

Effect of exchange rate changes	—	—	605	—	605

Net increase (decrease) in cash and cash equivalents	—	(9,310)	3,127	—	(6,183)
Cash and cash equivalents at beginning of period	—	36,957	6,486	—	43,443

Cash and cash equivalents at end of period	$—	$27,647	$9,613	$—	$37,260

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “anticipated,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission (“SEC”), the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the current international financial crisis on our business and our ability to obtain financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs. The foregoing and other risk factors are identified in our Annual Report on Form 10-K filed with the SEC.

The forward-looking statements contained in this report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Annual Report filed on Form 10-K for the year ended December 31, 2008 filed with the SEC and in our future periodic reports filed with the SEC.

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

Exploration activity in North America started to decline in late 2008 as a result of the economic downturn and low commodity prices. We experienced a reduction in cash resales during the first quarter of 2009 as oil and gas companies continued to reduce their exploration and development spending due to weak commodity prices. Although we are unable to predict the duration of this decline, we currently do not anticipate any significant recovery in North America drilling activity before 2010; therefore, we continue to expect cash resales for the full year of 2009 to be lower than our 2008 results. In order to address the current industry challenges, we have reduced our planned 2009 net cash capital expenditures by more than 50% from the level we had in 2008. In addition, we have implemented measures to reduce our cash operating expenses by approximately one-third in 2009, including headcount reductions implemented in January and April of 2009.

The Merger

On February 14, 2007, Seitel Acquisition Corp. (“Acquisition Corp.”) was merged with and into Seitel, Inc. (“Seitel”), pursuant to a merger agreement among Seitel, Acquisition Corp. and Seitel Holdings, Inc. (“Holdings”) dated October 31, 2006 (the “Merger”). Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data. The economic downturn has resulted in lower commodity prices and reduced exploration capital expenditures, which, in turn, has caused demand for seismic data to decline. However, we are unable to predict the severity or duration of such decrease in demand.

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

Non-GAAP Key Performance Measures

Management considers certain performance measures in evaluating and managing our financial condition and operating performance at various times and from time to time. Some of these performance measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with United States generally accepted accounting principles, or GAAP. These non-GAAP measures are not in accordance with, nor are they a substitute for, GAAP measures. These non-GAAP measures are intended to supplement our presentation of our financial results that are prepared in accordance with GAAP.

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

	Three Months Ended March 31,
	2009	2008
Cash resales	$10,012	$19,835
Other revenue components:
Acquisition revenue	18,026	18,403
Non-monetary exchanges	7	3,659
Revenue deferred	(5,434)	(15,095)
Recognition of revenue previously deferred	10,760	18,912
Solutions and other	1,351	1,668

Total revenue, as reported	$34,722	$47,382

Cash EBITDA: Cash EBITDA represents cash generated from licensing data from our data library net of recurring operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, less cost of goods sold and cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as merger and acquisition transaction costs and severance costs). The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash EBITDA	$5,230	$12,768
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	18,026	18,403
Non-monetary exchanges	7	3,659
Revenue deferred	(5,434)	(15,095)
Recognition of revenue previously deferred	10,760	18,912
Recognition of Solutions revenue previously deferred	—	44
Less:
Depreciation and amortization	(39,174)	(44,855)
Merger expenses	—	(357)
Merger and acquisition transaction costs	—	(1)
One-time costs associated with cost reduction measures	(800)	—
Non-cash operating expenses	(1,341)	(1,857)

Operating loss, as reported	$(12,726)	$(8,379)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2009 to March 31, 2009, we completed the addition of approximately 100 square miles of seismic data to our library. As of March 31, 2009, we had approximately 800 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2008.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Acquisition revenue:
Cash underwriting	$17,100	$14,681
Underwriting from non-monetary exchanges	926	3,722

Total acquisition revenue	18,026	18,403

Resale licensing revenue:
Cash resales	10,012	19,835
Non-monetary exchanges	7	3,659
Revenue deferred	(5,434)	(15,095)
Recognition of revenue previously deferred	10,760	18,912

Total resale revenue	15,345	27,311

Total seismic revenue	33,371	45,714

Solutions and other	1,351	1,668

Total revenue	$34,722	$47,382

Total revenue decreased $12.7 million to $34.7 million in the first quarter of 2009 from $47.4 million in the first quarter of 2008 primarily due to a reduction in total resale licensing revenue of $12.0 million. Acquisition revenue remained relatively flat between quarters as we continue to progress on ongoing seismic acquisition projects both in the U.S and Canada. Total resale licensing revenue was $15.3 million in the first quarter of 2009 compared to $27.3 million in the first quarter of 2008. Resale licensing revenue was impacted by the slowdown in drilling activity in North America with companies continuing to reduce their exploration and development spending as natural gas prices continued to fall. Cash resales for the 2009 first quarter were $10.0 million compared to $19.8 million in the 2008 first quarter. For the first quarter of 2009, core cash resales (onshore 3D and Canadian 2D data) were $8.9 million, down 48% from the first quarter of 2008 core cash resales of $17.2 million. Non-core cash resales (U.S. 2D and offshore data) were $1.1 million in the first quarter of 2009; 59% lower than the first quarter 2008 level of $2.6 million. Cash resales in both the U.S. and Canada were similarly impacted by the slowdown in activity. Clients entered into fewer library card contracts in the first quarter of 2009; however, cash resales for direct licenses in our areas of recent investment, primarily the Haynesville/Bossier resource play, performed well. Non-monetary exchanges decreased $3.7 million from 2008 to 2009; these transactions fluctuate quarter to quarter depending upon the data available for trade. Revenue deferred was lower in the first quarter of 2009 as a result of fewer library cards purchased. Recognition of previously deferred revenue, primarily selections, fell as customers made fewer selections on open library cards. Solutions and other revenue decreased $0.3 million between quarters primarily due to the lower level of total seismic revenue.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Amortization of seismic data:
Income forecast	$20,905	$28,773
Straight-line	16,400	14,011

Total amortization of seismic data	37,305	42,784
Depreciation of property and equipment	553	591
Amortization of acquired intangibles	1,316	1,480

Total	$39,174	$44,855

Total seismic data library amortization amounted to $37.3 million in the first quarter of 2009 compared to $42.8 million in the first quarter of 2008. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	Three Months Ended March 31,
Components of Amortization	2009	2008
Income forecast	62.6%	62.9%
Straight-line	49.1%	30.7%

Total	111.8%	93.6%

The percentage of income forecast amortization to total seismic revenue remained flat between the 2009 and 2008 first quarters. In both periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the first quarter of 2009, 21% of resale revenue recognized was from data whose costs were fully amortized as compared to 16% in the first quarter of 2008. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization increased $2.4 million between the 2008 and 2009 first quarter periods due to lower revenues in the 2009 first quarter and the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization in the 2009 first quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $8.3 million in the first quarter of 2009 compared to $10.4 million in the first quarter of 2008. SG&A expense is made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash SG&A expenses	$6,919	$8,578
Non-cash compensation expense	1,284	1,786
Non-cash rent expense	57	71

Total	$8,260	$10,435

The decrease in cash SG&A expenses of $1.7 million from the first quarter of 2008 to the first quarter of 2009 was primarily due to (1) a decrease of $1.1 million in personnel costs resulting from headcount reductions and operating expense cuts implemented in the first quarter of 2009, (2) a decrease of $0.9 million due to no performance incentive accruals in 2009 because of the current economic environment and lower cash resales, and (3) a decrease of $0.4 million in sales commissions as a result of lower revenues. These decreases were partially offset by $0.8 million of one-time costs incurred to implement cost reduction measures and additional reserves for bad debt in 2009 of $0.1 million. We have implemented additional cost reduction measures in the second quarter of 2009, including a further headcount reduction in April of 2009.

The decrease in non-cash compensation expense between quarters was due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years. There have been no additional option issuances since the second quarter of 2008.

Merger Expenses

During the three months ended March 31, 2008, we recorded $357,000 related to change in control payments resulting from the Merger.

Income Taxes

Tax benefit was $0.6 million in the first quarter of 2009 compared to $0.7 million in the first quarter of 2008. The benefit in the first quarter of 2009 was comprised of (i) a benefit of $0.9 million related to our Canadian operations, (ii) an expense of $0.2 million related to principal and interest on uncertain tax positions and (iii) $0.1 million in U.S. state tax expense. The benefit in the first quarter of 2008 was comprised of (i) a benefit of $1.0 million related to our Canadian operations, (ii) an expense of $0.1 million related to interest on uncertain tax positions and (iii) $0.2 million expense related to U.S. state tax expense. The Federal tax benefit in both the first quarter of 2009 and 2008 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of March 31, 2009, we had $42.2 million in consolidated cash, cash equivalents and short-term investments. Included in this balance is restricted cash of $113,000. As described below, an event of default has occurred and is continuing under our U.S. credit facility which prohibits us from borrowing under this facility without the lender’s consent. We currently expect to satisfy our debt service as well as our operating and capital needs for the remainder of 2009 from our available cash and operating cash flows.

U.S. Credit Facility: On February 14, 2007, we entered into an amended and restated U.S. revolving credit facility which provides for up to $25.0 million, subject to borrowing base limitations. The facility expires on February 14, 2010. The borrowing base is determined from time to time based on the lesser of:

•	$25.0 million,

•

75% of our trailing twelve months’ U.S. cash margin (defined as cash resales and Solutions revenue, plus gain on sale of seismic data, less cash cost of sales and cash SG&A expenses, before depreciation and amortization expense), or

•

the sum of (1) 85% of eligible U.S. short term accounts (defined as accounts that are not long term accounts and within 90 days of invoice date), plus (2) the lesser of (a) 50% of eligible U.S. long term accounts (defined as accounts with contracts for periods of performance from one month to 18 months, where the account debtor makes payments over the term of the contract) and (b) $7.5 million, plus (3) $15.0 million.

The facility contains financial covenants, including a covenant requiring us to achieve and maintain a minimum level of cash margin (as defined in the agreement governing the facility) for our U.S. operations. As of March 31, 2009, we are in compliance with all of the covenants of our credit facility except the cash margin covenant. As a result of our non-compliance with this covenant, an event of default has occurred which prohibits us from borrowing under the credit facility without the lender’s consent. This event of default has not been waived and is continuing. We are currently in discussions with the lender to amend the financial covenants and other terms of the credit agreement. There can be no assurances that we will be able to continue to maintain compliance with the other covenants during the remainder of 2009 or that we will be able to amend the facility agreement. If we are not able to amend the financial covenants and other terms of the credit agreement, we may not be able to access the facility. At March 31, 2009, there was no outstanding balance under the facility and there was $18.4 million of availability, subject to the lender’s consent.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of March 31, 2009, no amounts were outstanding on this revolving line of credit and $3.7 million (Canadian) was available on the line of credit.

9.75% Senior Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. The proceeds from the notes were used to partially fund the transactions in connection with the Merger. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of March 31, 2009, $2.0 million of the 11.75% Senior Notes remain outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations: As of March 31, 2009, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
Contractual cash obligations	Total	Remainder of 2009	2010-2012	2013-2014	2015 and Thereafter
Debt obligations (1)(2)	$597,888	$19,672	$119,686	$458,530	$—
Capital lease obligations (2)	4,327	221	903	650	2,553
Operating lease obligations	3,830	810	2,788	232	—

Total contractual cash obligations	$606,045	$20,703	$123,377	$459,412	$2,553

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $14.9 million and $17.5 million for the three months ended March 31, 2009 and 2008, respectively. Operating cash flows for the 2009 first quarter decreased from the 2008 first quarter primarily due to decreased collections from our cash license resales in the 2009 period as a result of the slowdown in activity.

Cash Flows from Investing Activities: Cash flows used in investing activities were $15.4 million and $24.3 million for the three months ended March 31, 2009 and 2008, respectively. Cash expenditures for seismic data were $15.3 million and $24.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash invested in seismic data for the 2009 first quarter compared to the first quarter of 2008 was primarily due to a decrease in cash paid for new data acquisition projects in both the U.S. and Canada and a reduction in payments on cash purchases.

Cash Flows from Financing Activities: Cash flows used in financing activities were $39,000 and $43,000 for the three months ended March 31, 2009 and 2008, respectively.

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

Deferred Taxes

As of March 31, 2009, we had a net deferred tax liability of $7.0 million attributable to our Canadian operations and a $210,000 deferred tax asset attributable to U.S. state deferred taxes. In the U.S., we had a deferred tax asset of $65.1 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized. As of March 31, 2009, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

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

Capital Expenditures

During the three months ended March 31, 2009, capital expenditures for seismic data and other property and equipment amounted to $24.1 million. Our capital expenditures for the remainder of 2009 are presently estimated to be $47.4 million. The first quarter 2009 actual and 2009 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2009	Estimate for Remainder of 2009	Total Estimate for 2009
New data acquisition	$20,928	$32,872	$53,800
Cash purchases of seismic data and other	1,300	1,000	2,300
Non-monetary exchanges	1,731	13,269	15,000
Other property and equipment	109	291	400

Total capital expenditures	24,068	47,432	71,500
Less: Non-monetary exchanges	(1,731)	(13,269)	(15,000)
Changes in working capital	(6,921)	—	(6,921)

Cash investment per statement of cash flows	$15,416	$34,163	$49,579

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Three Months Ended March 31, 2009	Estimate for Remainder of 2009	Total Estimate for 2009
Total capital expenditures	$24,068	$47,432	$71,500
Less: Non-cash additions	(1,731)	(13,269)	(15,000)
Cash underwriting	(17,100)	(17,900)	(35,000)

Capital expenditures funded from operating cash flow	$5,237	$16,263	$21,500

As of May 1, 2009, we had capital expenditure commitments related to data acquisition projects of approximately $34.3 million, of which we have obtained approximately $18.2 million of cash underwriting and $3.0 million of underwriting for non-monetary exchanges.

Item 3. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2009, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2009.

Item 4T. CONTROLS	AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note H to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1.A., 2., 3., 4. and 5.    Not applicable.

Item 6.	EXHIBITS

	3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	31.1*	Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).

	31.2*	Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).

	32.1**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

	32.2**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Dated: May 15, 2009	/s/ Robert D. Monson
Robert D. Monson Chief Executive Officer and President

Dated: May 15, 2009	/s/ William J. Restrepo
William J. Restrepo Chief Financial Officer

EXHIBIT

INDEX

Exhibit	Title
3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.