Form 10-Q
period 2009-06-30
SEITEL INC
filed 2009-08-13
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 10, 2009, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$28,723	$42,678
Receivables
Trade, net of allowance for doubtful accounts of $1,092 and $845, respectively	32,337	60,779
Notes and other, net of allowance for doubtful accounts of $225	232	152
Net seismic data library, net of accumulated amortization of $363,719 and $287,153, respectively	245,252	279,257
Net property and equipment, net of accumulated depreciation and amortization of $5,813 and $4,611, respectively	7,419	8,344
Investment in marketable securities	1,925	1,317
Prepaid expenses, deferred charges and other	14,852	20,033
Intangible assets, net of accumulated amortization of $13,704 and $10,633, respectively	39,816	41,859
Goodwill	193,545	189,187
Deferred income taxes	210	219

TOTAL ASSETS	$564,311	$643,825

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$35,745	$46,290
Income taxes payable	90	255
Debt
Senior Notes	402,201	402,247
Notes payable	233	256
Obligations under capital leases	3,096	2,996
Deferred revenue	41,855	67,727
Deferred income taxes	6,045	8,269

TOTAL LIABILITIES	489,265	528,040

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	273,576	271,297
Retained deficit	(201,718)	(151,187)
Accumulated other comprehensive income (loss)	3,188	(4,325)

TOTAL STOCKHOLDER’S EQUITY	75,046	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$564,311	$643,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2009	2008
REVENUE	$22,446	$44,719

EXPENSES:
Depreciation and amortization	36,072	44,259
Cost of sales	93	165
Selling, general and administrative	6,424	9,813

	42,589	54,237

LOSS FROM OPERATIONS	(20,143)	(9,518)

Interest expense, net	(10,169)	(10,179)
Foreign currency exchange gains	609	133
Other income	43	39

Loss before income taxes	(29,660)	(19,525)
Provision (benefit) for income taxes	(1,621)	884

NET LOSS	$(28,039)	$(20,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
REVENUE	$57,168	$92,101

EXPENSES:
Depreciation and amortization	75,246	89,114
Cost of sales	107	279
Selling, general and administrative	14,684	20,248
Merger	—	357

	90,037	109,998

LOSS FROM OPERATIONS	(32,869)	(17,897)

Interest expense, net	(20,285)	(20,074)
Foreign currency exchange gains (losses)	366	(713)
Other income	74	39

Loss before income taxes	(52,714)	(38,645)
Provision (benefit) for income taxes	(2,183)	190

NET LOSS	$(50,531)	$(38,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(28,039)	$(20,409)	$(50,531)	$(38,835)
Unrealized gains (losses) on securities held as available for sale, net of tax	491	(311)	608	385
Foreign currency translation adjustments	11,240	1,598	6,905	(5,851)

Comprehensive loss	$(16,308)	$(19,122)	$(43,018)	$(44,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2008	100	$—	$271,297	$(151,187)	$(4,325)
Amortization of stock-based compensation costs	—	—	2,279	—	—
Net loss	—	—	—	(50,531)	—
Foreign currency translation adjustments	—	—	—	—	6,905
Unrealized gain on marketable securities, net of tax	—	—	—	—	608

Balance, June 30, 2009	100	$—	$273,576	$(201,718)	$3,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(50,531)	$(38,835)
Depreciation and amortization	75,246	89,114
Deferred income tax benefit	(2,419)	(1,553)
Amortization of deferred financing costs	878	795
Amortization of debt premium	(46)	(42)
Amortization of stock-based compensation	2,279	2,775
Amortization of favorable facility lease	119	142
Allowance for collection of trade receivables	252	46
Reversal of allowance for notes receivable	—	(54)
Non-cash compensation expense	—	604
Non-cash other income	—	(24)
Non-cash revenue	(4,725)	(8,359)
Loss on sale of subsidiary	19	—
Decrease in receivables	28,608	9,000
Decrease (increase) in other assets	997	(231)
Decrease in deferred revenue	(21,068)	(6,318)
Increase (decrease) in accounts payable and other liabilities	(7,306)	231

Net cash provided by operating activities	22,303	47,291

Cash flows from investing activities:
Cash invested in seismic data	(35,648)	(49,087)
Cash paid to acquire property and equipment and other	(243)	(503)
Advances to Seitel Holdings, Inc.	(7)	(14)
Cash transferred upon sale of subsidiary	(22)	—
Cash from disposal of property and equipment	14	—
Increase in restricted cash	—	(1)

Net cash used in investing activities	(35,906)	(49,605)

Cash flows from financing activities:
Principal payments on notes payable	(23)	(21)
Principal payments on capital lease obligations	(58)	(66)
Borrowings on line of credit	196	286
Payments on line of credit	(196)	(286)

Net cash used in financing activities	(81)	(87)

Effect of exchange rate changes	(271)	388
Net decrease in cash and equivalents	(13,955)	(2,013)
Cash and cash equivalents at beginning of period	42,678	43,333

Cash and cash equivalents at end of period	$28,723	$41,320

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,727	$19,754
Income taxes	$250	$44

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$609	$13,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

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

The Company also entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. with the ability to borrow up to $25.0 million, subject to certain borrowing base limitations. All obligations are unconditionally guaranteed by the Company’s domestic subsidiaries that are not borrowers under the facility, subject to customary exceptions, exclusions and release mechanisms. The facility is secured by a lien on substantially all of the Company’s domestic assets, including equity interests in the Company’s U.S. subsidiaries.

Pursuant to the Merger, all of the Company’s outstanding common stock (other than shares of the Company owned by ValueAct Capital and certain shares owned by management investors, which were contributed for ownership in Holdings) was exchanged for $3.70 per share.

NOTE B-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year’s financial statements to conform to the current year’s presentation. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other quarter of 2009 or for the year ending December 31, 2009. The condensed consolidated balance sheet of the Company as of December 31, 2008, has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 13, 2009, the date the condensed consolidated interim financial statements were issued.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Seismic data library additions	$(1,122)	$3,972	$609	13,741
Revenue recognized on specific data licenses and selections of data	1,477	1,048	2,252	2,737
Revenue recognized related to acquisition contracts	1,547	1,900	2,473	5,622

During the three months ended June 30, 2009, the Company reversed a non-monetary exchange valued at $1.3 million that was originally entered into in 2008. The Company was notified that the client was unable to provide clear title to one of the seismic surveys included in the original contract resulting in the negative amount of seismic data library additions in the second quarter of 2009.

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

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $416,000 and $435,000 for the three months ended June 30, 2009 and 2008, respectively, and $921,000 and $941,000 for the six months ended June 30, 2009 and 2008, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2009, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

In accordance with SFAS No. 144, the impairment evaluation is based first on a comparison of the undiscounted future cash flows related to such component over its remaining estimated useful life with the carrying value of such library component. If the undiscounted cash flows are equal to or greater than the carrying value of such component, no impairment is recorded. If undiscounted cash flows are less than the carrying value of any component, the forecast of future cash flows related to such component is discounted to fair value and compared with such component’s carrying amount. The difference between the library component’s carrying amount and the discounted future value of the expected revenue stream is recorded as an impairment charge.

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

The Company did not have any impairment charges during the six months ended June 30, 2009 or 2008.

NOTE E-DEBT

The following is a summary of the Company’s debt (in thousands):

	June 30, 2009	December 31, 2008
9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Revolving Credit Facility	—	—
Subsidiary revolving line of credit	—	—
Note payable to former executive	233	256

	402,233	402,256
Plus: Premium on debt	201	247

	$402,434	$402,503

9.75% Senior Notes: On February 14, 2007, the Company issued in a private placement $400.0 million aggregate principal amount of 9.75% Senior Notes. The proceeds from the 9.75% Senior Notes were used to partially fund the Merger and the related transactions. As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a registered exchange offer in August 2007. The 9.75% Senior Notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

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

Revolving Credit Facility: On February 14, 2007, the Company entered into an amended and restated U.S. revolving credit facility with Wells Fargo Foothill, Inc., as lender, which provides for the ability to borrow up to $25.0 million, subject to borrowing base limitations. Interest is payable at an applicable margin above either LIBOR or the prime rate. The facility is secured by a first priority, perfected security interest in and lien on substantially all of the Company’s U.S. assets and a pledge of all of the issued and outstanding capital stock of the Company’s U.S. subsidiaries. The facility expires on February 14, 2010. The revolving credit facility contains covenants requiring the Company to achieve and maintain certain financial results and restricts, among other things, the amount of capital expenditures, the ability to incur additional indebtedness, pay dividends, and complete mergers, acquisitions and sales of assets. The revolving credit facility requires the payment of an unused line fee of .25% per annum payable in arrears. As of June 30, 2009, the Company was not in compliance with a financial covenant resulting in an event of default which prohibits the Company from borrowing under this facility without the lender’s consent. The event of default has not been subsequently cured.

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

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of June 30, 2009, the Company’s assets that are measured at fair value on a recurring basis include the following (in thousands):

	Total	Fair Value Measurements Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents	$28,626	$28,626	$—	$—
Investment in equity securities	1,772	1,772	—	—
Investment in stock options related to equity securities	153	—	153	—

Cash equivalents consist primarily of treasury bills and money market funds that invest in United States government obligations with original maturities of three months or less. The original costs of these assets approximates fair value due to their short-term maturity.

Investment in marketable securities are available-for-sale equity securities with total unrealized gains of $1.9 million reflected in accumulated other comprehensive income (loss) at June 30, 2009.

Other Financial Instruments: Other financial instruments that are not subject to the disclosure requirements of SFAS No. 157 are as follows:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $264.8 million as of June 30, 2009, compared to the book value of $402.4 million. The quoted market price of the 9.75% Senior Notes was $263.0 million at June 30, 2009.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE G-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at June 30, 2009 and December 31, 2008 includes $113,000 of restricted cash related to collateral on a seismic operations bond.

During the six months ended June 30, 2009 and 2008, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2009	2008
Non-monetary exchanges related to resale licensing revenue	$176	$6,269
Non-monetary exchanges from underwriting of new data acquisition	(1,291)	9,681
Other non-monetary exchanges	—	24
Completion of data in progress from prior non-monetary exchanges	1,724	367
Less: Non-monetary exchanges for data in progress	—	(2,600)

Total non-cash additions to seismic data library	$609	$13,741

During the six months ended June 30, 2009, the Company reversed a non-monetary exchange valued at $1.3 million that was originally entered into in 2008. The Company was notified that the client was unable to provide clear title to one of the seismic surveys included in the original contract resulting in the negative amount of non-monetary exchanges from underwriting of new data acquisition in the 2009 period. This portion of non-cash underwriting was subsequently satisfied with a cash payment.

Non-cash revenue consisted of the following for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Acquisition revenue on underwriting from non-monetary exchange contracts	$2,473	$5,622
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	2,252	2,737

Total non-cash revenue	$4,725	$8,359

NOTE H-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2009, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on the Company’s consolidated financial statements. See Note F for disclosures about the Company’s fair value measurements.

In April 2009, the FASB issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of the Staff Positions did not have a material impact on the Company’s consolidated financial statements. See Note F for expanded disclosures about the Company’s investments and the fair value measurements used for the Company’s financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 for the Company’s interim reporting period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will result in disclosure modifications.

NOTE J-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its wholly-owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

The consolidating condensed financial statements are presented below and should be read in connection with the Condensed Consolidated Interim Financial Statements of the Company. Separate financial statements of the Guarantor Subsidiaries are not presented because (i) the Guarantor Subsidiaries are wholly-owned and have fully and unconditionally guaranteed the 9.75% Senior Notes on a joint and several basis, and (ii) the Company’s management has determined such separate financial statements are not material to investors.

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of June 30, 2009 and December 31, 2008, and the consolidating condensed statements of operations and statements of cash flows for the six months ended June 30, 2009 and 2008 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$26,955	$1,768	$—	$28,723
Receivables
Trade, net	—	26,576	5,761	—	32,337
Notes and other, net	—	145	87	—	232
Intercompany receivables (payables)	155,812	(153,411)	(2,401)	—	—
Investment in subsidiaries	323,222	442,197	659	(766,078)	—
Net seismic data library	—	183,899	61,353	—	245,252
Net property and equipment	—	2,676	4,743	—	7,419
Investment in marketable securities	—	1,925	—	—	1,925
Prepaid expenses, deferred charges and other	9,531	4,827	494	—	14,852
Intangible assets, net	900	24,492	14,424	—	39,816
Goodwill	—	107,688	85,857	—	193,545
Deferred income taxes	—	210	—	—	210

TOTAL ASSETS	$489,465	$668,179	$172,745	$(766,078)	$564,311

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,083	$10,514	$10,148	$—	$35,745
Income taxes payable	90	—	—	—	90
Senior Notes	402,201	—	—	—	402,201
Notes payable	233	—	—	—	233
Obligations under capital leases	—	—	3,096	—	3,096
Deferred revenue	—	33,975	7,880	—	41,855
Deferred income taxes	—	—	6,045	—	6,045

TOTAL LIABILITIES	417,607	44,489	27,169	—	489,265

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	273,576	—	—	—	273,576
Parent investment	—	764,753	172,570	(937,323)	—
Retained deficit	(201,718)	(142,988)	(28,257)	171,245	(201,718)
Accumulated other comprehensive income	—	1,925	1,263	—	3,188

TOTAL STOCKHOLDER’S EQUITY	71,858	623,690	145,576	(766,078)	75,046

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$489,465	$668,179	$172,745	$(766,078)	$564,311

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$33,034	$9,644	$—	$42,678
Receivables
Trade, net	—	42,693	18,086	—	60,779
Notes and other, net	—	152	—	—	152
Intercompany receivables (payables)	162,182	(147,700)	(14,482)	—	—
Investment in subsidiaries	364,424	446,600	1,243	(812,267)	—
Net seismic data library	—	210,895	68,362	—	279,257
Net property and equipment	—	3,342	5,002	—	8,344
Investment in marketable securities	—	1,317	—	—	1,317
Prepaid expenses, deferred charges and other	10,365	9,149	519	—	20,033
Intangible assets, net	900	26,098	14,861	—	41,859
Goodwill	—	107,688	81,499	—	189,187
Deferred income taxes	—	210	9	—	219

TOTAL ASSETS	$537,871	$733,478	$184,743	$(812,267)	$643,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,003	$13,168	$18,119	$—	$46,290
Income taxes payable	255	—	—	—	255
Senior Notes	402,247	—	—	—	402,247
Notes payable	256	—	—	—	256
Obligations under capital leases	—	—	2,996	—	2,996
Deferred revenue	—	56,597	11,130	—	67,727
Deferred income taxes	—	—	8,269	—	8,269

TOTAL LIABILITIES	417,761	69,765	40,514	—	528,040

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	271,297	—	—	—	271,297
Parent investment	—	764,753	172,217	(936,970)	—
Retained deficit	(151,187)	(102,357)	(22,346)	124,703	(151,187)
Accumulated other comprehensive income (loss)	—	1,317	(5,642)	—	(4,325)

TOTAL STOCKHOLDER’S EQUITY	120,110	663,713	144,229	(812,267)	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$537,871	$733,478	$184,743	$(812,267)	$643,825

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$41,505	$17,130	$(1,467)	$57,168

EXPENSES:
Depreciation and amortization	—	55,047	20,199	—	75,246
Cost of sales	—	101	6	—	107
Selling, general and administrative	2,304	8,269	5,578	(1,467)	14,684

	2,304	63,417	25,783	(1,467)	90,037

LOSS FROM OPERATIONS	(2,304)	(21,912)	(8,653)	—	(32,869)

Interest expense, net	(7,596)	(12,587)	(102)	—	(20,285)
Foreign currency exchange gains	—	—	366	—	366
Other income (loss)	—	93	(19)	—	74

Loss before income taxes and equity in loss of subsidiaries	(9,900)	(34,406)	(8,408)	—	(52,714)
Provision (benefit) for income taxes	—	314	(2,497)	—	(2,183)
Equity in loss of subsidiaries	(40,631)	(5,911)	—	46,542	—

NET LOSS	$(50,531)	$(40,631)	$(5,911)	$46,542	$(50,531)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$62,582	$31,956	$(2,437)	$92,101

EXPENSES:
Depreciation and amortization	22	57,529	31,563	—	89,114
Cost of sales	—	243	36	—	279
Selling, general and administrative	3,390	10,406	8,889	(2,437)	20,248
Merger	—	357	—	—	357

	3,412	68,535	40,488	(2,437)	109,998

LOSS FROM OPERATIONS	(3,412)	(5,953)	(8,532)	—	(17,897)

Interest expense, net	(9,442)	(10,126)	(506)	—	(20,074)
Foreign currency exchange losses	—	(123)	(590)	—	(713)
Other Income	—	15	24	—	39

Loss before income taxes and equity in loss of subsidiaries	(12,854)	(16,187)	(9,604)	—	(38,645)
Provision (benefit) for income taxes	—	(220)	410	—	190
Equity in loss of subsidiaries	(25,981)	(10,014)	—	35,995	—

NET LOSS	$(38,835)	$(25,981)	$(10,014)	$35,995	$(38,835)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,520)	$24,316	$16,507	$—	$22,303

Cash flows from investing activities:
Cash invested in seismic data	—	(23,661)	(11,987)	—	(35,648)
Cash paid to acquire property and equipment and other	—	(198)	(45)	—	(243)
Advances to Seitel Holdings, Inc.	—	(7)	—	—	(7)
Cash transferred upon sale of subsidiary	—	—	(22)	—	(22)
Cash from disposal of property and equipment	—	14	—	—	14

Net cash used in investing activities	—	(23,852)	(12,054)	—	(35,906)

Cash flows from financing activities:
Principal payments on notes payable	(23)	—	—	—	(23)
Principal payments on capital lease obligations	—	—	(58)	—	(58)
Borrowing on of credit	—	—	196	—	196
Principal payments on line of credit	—	—	(196)	—	(196)
Intercompany transfers	18,543	(6,543)	(12,000)	—	—

Net cash provided by (used in) financing activities	18,520	(6,543)	(12,058)	—	(81)

Effect of exchange rate changes	—	—	(271)	—	(271)

Net decrease in cash and cash equivalents	—	(6,079)	(7,876)	—	(13,955)
Cash and cash equivalents at beginning of period	—	33,034	9,644	—	42,678

Cash and cash equivalents at end of period	$—	$26,955	$1,768	$—	$28,723

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,015)	$43,477	$24,829	$—	$47,291

Cash flows from investing activities:
Cash invested in seismic data	—	(27,616)	(21,471)	—	(49,087)
Cash paid to acquire property and equipment	—	(63)	(440)	—	(503)
Advances to Seitel Holdings, Inc.	—	(14)	—	—	(14)
Increase in restricted cash	—	(1)	—	—	(1)

Net cash used in investing activities	—	(27,694)	(21,911)	—	(49,605)

Cash flows from financing activities:
Principal payments on notes payable	(21)	—	—	—	(21)
Principal payments on capital lease obligations	—	—	(66)	—	(66)
Borrowings on line of credit	—	—	286	—	286
Payments on line of credit	—	—	(286)	—	(286)
Intercompany transfers	21,036	(16,071)	(4,965)	—	—

Net cash provided by (used in) financing activities	21,015	(16,071)	(5,031)	—	(87)

Effect of exchange rate changes	—	—	388	—	388

Net decrease in cash and cash equivalents	—	(288)	(1,725)	—	(2,013)
Cash and cash equivalents at beginning of period	—	36,847	6,486	—	43,333

Cash and cash equivalents at end of period	$—	$36,559	$4,761	$—	$41,320

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “proposed,” “anticipates,” “anticipated,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the current global financial crisis on our business, our ability to obtain financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, and our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission (“SEC”). The foregoing and other risk factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. Exploration activity in North America began to decline in late 2008 as a result of the economic downturn and weak commodity prices. North American drilling activity continued to fall during the second quarter of 2009, with the average year-to-date rig count dropping by 38% compared to the same period of 2008.

We have experienced a reduction in cash resales during the first six months of 2009 as oil and gas companies continued to reduce their exploration and development spending due to weak commodity prices, economic uncertainty and tough credit markets. Although we are unable to predict the duration of this decline, we currently do not anticipate any significant recovery in North America drilling activity before 2010; therefore, we continue to expect cash resales for the full year of 2009 to be lower than our 2008 results. In order to address the current industry challenges, we have reduced our planned 2009 net cash capital expenditures by more than 50% from the level we had in 2008. In addition, we have implemented measures to reduce our cash operating expenses by approximately one-third in 2009, including workforce reductions implemented in January and April of 2009.

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

Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data. The economic downturn has resulted in lower commodity prices and reduced exploration capital expenditures, which, in turn, has caused demand for seismic data to decline. However, we are unable to predict the severity or duration of this decrease in demand.

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

North America Drilling Activity: Although there has been a sharp reduction in drilling activity in North America in 2009, we believe the production of natural gas has not fallen significantly and continues to exceed current demand. Until this imbalance is corrected, we expect drilling activity to continue to fall significantly in North America, reducing the demand for our seismic data.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash resales	$7,248	$32,670	$17,260	$52,505
Other revenue components:
Acquisition revenue	8,349	12,546	26,375	30,949
Non-monetary exchanges	169	798	176	4,457
Revenue deferred	(2,665)	(13,922)	(8,099)	(29,017)
Recognition of revenue previously deferred	8,234	10,651	18,994	29,563
Solutions and other	1,111	1,976	2,462	3,644

Total revenue, as reported	$22,446	$44,719	$57,168	$92,101

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash EBITDA	$3,310	$26,335	$8,540	$39,103
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	8,349	12,546	26,375	30,949
Non-monetary exchanges	169	798	176	4,457
Revenue deferred	(2,665)	(13,922)	(8,099)	(29,017)
Recognition of revenue previously deferred	8,234	10,651	18,994	29,563
Recognition of Solutions revenue previously deferred	—	—	—	44
Less:
Depreciation and amortization	(36,072)	(44,259)	(75,246)	(89,114)
Merger expenses	—	—	—	(357)
Merger and acquisition transaction costs	—	(4)	—	(5)
One-time costs associated with cost reduction measures	(411)	—	(1,211)	—
Non-cash operating expenses	(1,057)	(1,663)	(2,398)	(3,520)

Operating loss, as reported	$(20,143)	$(9,518)	$(32,869)	$(17,897)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2009 to June 30, 2009, we completed the addition of approximately 190 square miles of seismic data to our library. As of June 30, 2009, we had approximately 710 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2008.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Acquisition revenue:
Cash underwriting	$6,802	$10,646	$23,902	$25,327
Underwriting from non-monetary exchanges	1,547	1,900	2,473	5,622

Total acquisition revenue	8,349	12,546	26,375	30,949

Resale licensing revenue:
Cash resales	7,248	32,670	17,260	52,505
Non-monetary exchanges	169	798	176	4,457
Revenue deferred	(2,665)	(13,922)	(8,099)	(29,017)
Recognition of revenue previously deferred	8,234	10,651	18,994	29,563

Total resale revenue	12,986	30,197	28,331	57,508

Total seismic revenue	21,335	42,743	54,706	88,457

Solutions and other	1,111	1,976	2,462	3,644

Total revenue	$22,446	$44,719	$57,168	$92,101

Total revenue for the second quarter of 2009 was $22.4 million, a decrease of $22.3 million, or 50%, from the second quarter of 2008 total revenue of $44.7 million. Acquisition revenue was $8.3 million for the second quarter of 2009, a 33% decrease from the second quarter of 2008. The decrease was primarily due to an 87% reduction in Canada’s acquisition revenue between periods as the majority of their acquisition programs were completed in the first quarter of 2009 resulting in minimal revenue in the second quarter of 2009. In addition, the U.S. had a 20% reduction in acquisition revenue between periods as we have not added any new acquisition programs in the second quarter of 2009 due to our planned reduction in this area resulting from the current poor industry conditions. Total resale licensing revenue was $13.0 million in the second quarter of 2009 compared to $30.2 million in the second quarter of 2008, a decrease of 57%. Resale licensing revenue in the 2009 second quarter continued to be impacted by weak natural gas prices and the slowdown in drilling activity in North America with companies continuing to curtail their exploration and development spending. Cash resales for the second quarter of 2009 were $7.2 million, down 78% from the second quarter of 2008. For the second quarter of 2009, core cash resales (onshore 3D and Canadian 2D data) and non-core cash resales (U.S. 2D and offshore data) were down 78% and 77%, respectively, from the second quarter of 2008. Cash resales reflected decreases throughout all of our geographical areas, with both large and small clients curtailing their expenditures on data from our library. The absence of large licensing deals and the low number of library card contracts continued to hurt our licensing revenue in the second quarter of 2009. Revenue deferred was lower in the second quarter of 2009 as a result of fewer library cards purchased. Recognition of previously deferred revenue, primarily selections, was lower between the quarters as customers made fewer selections on open library cards. Solutions and other revenue was $1.1 million in the second quarter of 2009 compared to $2.0 million in the second quarter of 2008. Solutions revenue is primarily driven by the level of seismic revenue; therefore, the $0.9 million reduction was primarily due to the lower level of total seismic revenue.

Total revenue for the first six months of 2009 was $57.2 million, a decrease of $34.9 million, or 38%, from the first six months of 2008 total revenue of $92.1 million. Acquisition revenue was $26.4 million for the first six months of 2009, a 15% decrease from the first six months of 2008. The decrease was primarily attributable to lower acquisition revenue in Canada in the 2009 period as a result of a very strong seismic data shooting season in 2008. Total resale licensing revenue was $28.3 million in the first six months of 2009 compared to $57.5 million in the first six months of 2008, reflecting the lower activity levels by our clients. Cash resales for the first six months of 2009 were $17.3 million, down 67% from the first six months of 2008. For the first six months of 2009, core cash resales and non-core cash resales were down 67% and 69%, respectively, from the first six months of 2008. Revenue deferred was lower in the 2009 year-to-date period as a result of fewer library cards purchased. Recognition of previously deferred revenue, primarily selections, was lower between the six-month periods as customers made fewer selections on open library cards. Solutions and other revenue decreased $1.2 million between the six-month periods due to the lower level of total seismic revenue.

At June 30, 2009, we had a deferred revenue balance of $41.9 million, compared to the December 31, 2008 balance of $67.7 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amortization of seismic data:
Income forecast	$13,275	$25,983	$34,180	$54,756
Straight-line	20,871	16,227	37,271	30,238

Total amortization of seismic data	34,146	42,210	71,451	84,994
Depreciation of property and equipment	563	593	1,116	1,184
Amortization of acquired intangibles	1,363	1,456	2,679	2,936

Total	$36,072	$44,259	$75,246	$89,114

Total seismic data library amortization amounted to $34.1 million in the second quarter of 2009 compared to $42.2 million in the second quarter of 2008 and $71.5 million for the first half of 2009 compared to $85.0 million for the first half of 2008. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisitions) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Amortization	2009	2008	2009	2008
Income forecast	62.2%	60.8%	62.5%	61.9%
Straight-line	97.8%	38.0%	68.1%	34.2%

Total	160.0%	98.8%	130.6%	96.1%

The percentage of income forecast amortization to total seismic revenue increased slightly between the 2009 and 2008 periods presented due to the mix of data being licensed. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the second quarter and first six months of 2009, 19% and 20%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 20% and 18%, respectively, in the second quarter and first six months of 2008. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization increased $4.6 million between the 2008 and 2009 second quarter periods and $7.0 million in the first half of 2009 compared to the first half of 2008 due to lower revenues in the 2009 periods and the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $6.4 million in the second quarter of 2009 compared to $9.8 million in the second quarter of 2008 and $14.7 million in the first six months of 2009 compared to $20.2 million in the first six months of 2008. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash SG&A expenses	$5,367	$8,150	$12,286	$16,728
Non-cash compensation expense	995	1,592	2,279	3,378
Non-cash rent expense	62	71	119	142

Total	$6,424	$9,813	$14,684	$20,248

The decrease in cash SG&A expenses of $2.8 million from the second quarter of 2008 to the second quarter of 2009 was primarily due to (1) a decrease of $1.1 million in personnel costs resulting from workforce reductions and reductions in base salaries and employee benefits implemented in 2009, (2) a decrease of $0.8 million due to no performance incentive accruals in 2009 because of the current economic environment and lower cash resales, (3) a decrease of $0.5 million in sales commissions as a result of lower revenues and (4) a decrease of $0.6 million in various expenses resulting from cost cutting measures implemented in 2009. These decreases were partially offset by $0.4 million of one-time costs incurred to implement cost reduction measures and an increase in reserves for bad debt in the second quarter of 2009 of $0.1 million.

The decrease in cash SG&A expenses of $4.4 million from the first six months of 2008 to the first six months of 2009 was primarily due to (1) a decrease of $2.2 million in personnel costs resulting from workforce reductions and reductions in base salaries and employee benefits implemented in 2009, (2) a decrease of $1.7 million due to no performance incentive accruals in 2009 because of the current economic environment and lower cash resales, (3) a decrease of $0.9 million in sales commissions as a result of lower revenues and (4) a decrease of $0.8 million in various expenses resulting from cost cutting measures implemented in 2009. These decreases were partially offset by $1.2 million of one-time costs incurred to implement cost reduction measures and additional reserves for bad debt in 2009 of $0.2 million.

The decrease in non-cash compensation expense between 2009 and 2008 was primarily due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years. There have been no additional option issuances since the second quarter of 2008. In addition, the second quarter and first six months of 2008 included a charge of $0.6 million related to the issuance of fully vested restricted stock units to certain key employees.

Merger Expenses

During the six months ended June 30, 2008, we recorded $357,000 related to change in control payments resulting from the Merger.

Income Taxes

Tax expense (benefit) was $(1.6) million in the second quarter of 2009 compared to $0.9 million in the second quarter of 2008. The benefit in the second quarter of 2009 was comprised of (i) a benefit of $1.6 million related to our Canadian operations, (ii) a benefit of $0.1 million primarily related to the reversal of an uncertain tax position following the expiration of the statute of limitations and (iii) $0.1 million in U.S. state tax expense. The expense in the second quarter of 2008 was comprised of (i) a benefit of $1.8 million related to our Canadian operations, (ii) an expense of $2.4 million related to an additional reserve on uncertain tax positions and (iii) $0.3 million of state tax expense in the U.S. The Federal tax benefit in both the second quarter of 2009 and 2008 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax expense (benefit) was $(2.2) million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively. The benefit for the first six months of 2009 was comprised of (i) a benefit of $2.6 million related to our Canadian operations, (ii) $0.2 million of state tax expense in the U.S. and (iii) $0.2 million expense related to penalties and interest on uncertain tax positions. The expense for the first six months of 2008 was comprised of (i) a benefit of $2.8 million related to our Canadian operations, (ii) an expense of $2.4 million related to an additional reserve on uncertain tax positions, (iii) $0.5 million of state tax expense in the U.S. and (iv) $0.1 million of Canadian withholding taxes. The Federal tax benefit in both the first six months of 2009 and 2008 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of June 30, 2009, we had $28.7 million in consolidated cash, cash equivalents and short-term investments, including $113,000 of restricted cash. As described below, an event of default has occurred and is continuing under our U.S. credit facility which prohibits us from borrowing under this facility without the lender’s consent. We currently expect to satisfy our debt service as well as our operating and capital needs for the remainder of 2009 from our available cash and operating cash flows.

U.S. Credit Facility: On February 14, 2007, we entered into an amended and restated U.S. revolving credit facility which provides for the ability to borrow up to $25.0 million, subject to borrowing base limitations. The facility expires on February 14, 2010. The borrowing base is determined from time to time based on the lesser of:

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

The facility contains financial covenants, including a covenant requiring us to achieve and maintain a minimum level of cash margin (as defined in the agreement governing the facility) for our U.S. operations. As of June 30, 2009, we are in compliance with all of the covenants of our credit facility except the cash margin covenant. As a result of our non-compliance with this covenant, an event of default has occurred which prohibits us from borrowing under the credit facility without the lender’s consent. This event of default has not been waived and is continuing. At June 30, 2009, there was no outstanding balance under the facility and there was $21.6 million of borrowing base capacity which is not accessible to us due to the event of default.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of June 30, 2009, no amounts were outstanding on this revolving line of credit and $3.3 million (Canadian) was available on the line of credit.

9.75% Senior Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. The proceeds from the notes were used to partially fund the Merger and the related transactions. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of June 30, 2009, $2.0 million of the 11.75% Senior Notes remain outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations: As of June 30, 2009, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
Contractual cash obligations	Total	Remainder of 2009	2010-2012	2013-2014	2015 and Thereafter
Debt obligations (1)(2)	$597,870	$19,654	$119,686	$458,530	$—
Capital lease obligations (2)	4,611	160	979	705	2,767
Operating lease obligations	3,752	569	2,932	251	—

Total contractual cash obligations	$606,233	$20,383	$123,597	$459,486	$2,767

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $22.3 million and $47.3 million for the six months ended June 30, 2009 and 2008, respectively. Operating cash flows for 2009 decreased from 2008 primarily due to decreased collections from our cash license resales in the 2009 period as a result of the slowdown in activity.

Cash Flows from Investing Activities: Cash flows used in investing activities were $35.9 million and $49.6 million for the six months ended June 30, 2009 and 2008, respectively. Cash expenditures for seismic data were $35.6 million and $49.1 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in cash invested in seismic data for 2009 compared to 2008 was primarily due to a decrease in cash paid for new data acquisition projects in both the U.S. and Canada and a reduction in payments on cash purchases.

Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for both the six months ended June 30, 2009 and 2008.

Anticipated Liquidity: Our ability to make required payments of interest on our 9.75% and 11.75% Senior Notes and on borrowings under our revolving credit facilities, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes, borrowings under our revolving credit facilities and our other indebtedness, from our operating cash flows and cash and cash equivalents on hand. Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. To the extent our operating cash flows and cash on hand are not sufficient to cover our anticipated expenditures, we could seek to obtain additional debt or equity financing; however, there can be no assurance that we would be able to accomplish any such debt or equity financing on satisfactory terms or at all. If necessary, we could reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of June 30, 2009, we had a net deferred tax liability of $6.0 million attributable to our Canadian operations and a $210,000 deferred tax asset attributable to U.S. state deferred taxes. In the U.S., we had a deferred tax asset of $73.5 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized. As of June 30, 2009, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

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

Capital Expenditures

During the six months ended June 30, 2009, capital expenditures for seismic data and other property and equipment amounted to $34.5 million. Our capital expenditures for the remainder of 2009 are presently estimated to be $29.6 million. The first six months of 2009 actual and 2009 estimated remaining capital expenditures are comprised of the following (in thousands):

	Six Months Ended June 30, 2009	Estimate for Remainder of 2009	Total Estimate for 2009
New data acquisition	$32,164	$20,836	$53,000
Cash purchases of seismic data and other	1,482	118	1,600
Non-monetary exchanges	609	8,291	8,900
Property and equipment and other	274	326	600

Total capital expenditures	34,529	29,571	64,100
Less: Non-monetary exchanges	(609)	(8,291)	(8,900)
Changes in working capital	1,971	—	1,971

Cash investment per statement of cash flows	$35,891	$21,280	$57,171

The capital expenditures discussed above are within the capital expenditure limitations imposed by our U.S. revolving credit facility.

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Six Months Ended June 30, 2009	Estimate for Remainder of 2009	Total Estimate for 2009
Total capital expenditures	$34,529	$29,571	$64,100
Less: Non-cash additions	(609)	(8,291)	(8,900)
Cash underwriting	(23,902)	(11,298)	(35,200)

Capital expenditures funded from operating cash flow	$10,018	$9,982	$20,000

As of August 10, 2009, we had capital expenditure commitments related to data acquisition projects of approximately $22.0 million, of which we have obtained approximately $12.4 million of cash underwriting and $0.4 million of underwriting from non-monetary exchanges.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of June 30, 2009, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2009.

Item 4T.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009 were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

See Part I, Item 1, Note H to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1.A., 2., 3., 4. and 5.    Not applicable.

Item 6.	EXHIBITS

	3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

	10.1+	Form of Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 8, 2009).

	31.1*	Certification of Robert D. Monson pursuant to Rule 13a-14(a)/15d-14(a).

	31.2*	Certification of William J. Restrepo pursuant to Rule 13a-14(a)/15d-14(a).

	32.1**	Certification of Robert D. Monson pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2**	Certification of William J. Restrepo pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Dated: August 13, 2009	/s/ Robert D. Monson
Robert D. Monson Chief Executive Officer and President

Dated: August 13, 2009	/s/ William J. Restrepo
William J. Restrepo Chief Financial Officer

EXHIBIT

INDEX

Exhibit	Title
3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.1+	Form of Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 8, 2009).

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.