Form 10-Q
period 2009-09-30
SEITEL INC
filed 2009-11-16
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$10,966	$42,678
Receivables
Trade, net of allowance for doubtful accounts of $1,142 and $845, respectively	28,285	60,779
Notes and other, net of allowance for doubtful accounts of $225	433	152
Net seismic data library, net of accumulated amortization of $403,629 and $287,153, respectively	229,227	279,257
Net property and equipment, net of accumulated depreciation and amortization of $6,614 and $4,611, respectively	7,234	8,344
Investment in marketable securities	2,193	1,317
Prepaid expenses, deferred charges and other	15,023	20,033
Intangible assets, net of accumulated amortization of $15,618 and $10,633, respectively	39,561	41,859
Goodwill	200,979	189,187
Deferred income taxes	210	219

TOTAL ASSETS	$534,111	$643,825

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$22,379	$46,290
Income taxes payable	136	255
Debt
Senior Notes	402,178	402,247
Notes payable	220	256
Obligations under capital leases	3,324	2,996
Deferred revenue	40,289	67,727
Deferred income taxes	5,485	8,269

TOTAL LIABILITIES	474,011	528,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	274,407	271,297
Retained deficit	(229,687)	(151,187)
Accumulated other comprehensive income (loss)	15,380	(4,325)

TOTAL STOCKHOLDER’S EQUITY	60,100	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$534,111	$643,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2009	2008

REVENUE	$19,504	$46,091

EXPENSES:
Depreciation and amortization	33,436	43,592
Impairment of intangible asset	-	225
Cost of sales	131	72
Selling, general and administrative	5,375	9,850

	38,942	53,739

LOSS FROM OPERATIONS	(19,438)	(7,648)

Interest expense, net	(10,246)	(9,967)
Foreign currency exchange gains (losses)	507	(729)

Loss before income taxes	(29,177)	(18,344)
Benefit for income taxes	(1,208)	(1,152)

NET LOSS	$(27,969)	$(17,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008

REVENUE	$76,672	$138,192

EXPENSES:
Depreciation and amortization	108,682	132,706
Impairment of intangible asset	-	225
Cost of sales	238	351
Selling, general and administrative	20,059	30,098
Merger	-	357

	128,979	163,737

LOSS FROM OPERATIONS	(52,307)	(25,545)

Interest expense, net	(30,531)	(30,041)
Foreign currency exchange gains (losses)	873	(1,442)
Other income	74	39

Loss before income taxes	(81,891)	(56,989)
Benefit for income taxes	(3,391)	(962)

NET LOSS	$(78,500)	$(56,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(27,969)	$(17,192)	$(78,500)	$(56,027)

Unrealized gains (losses) on securities held as available for sale, net of tax	268	(2,811)	876	(2,426)

Foreign currency translation adjustments	11,924	(6,809)	18,829	(12,660)

Comprehensive loss	$(15,777)	$(26,812)	$(58,795)	$(71,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount

Balance, December 31, 2008	100	$-	$271,297	$(151,187)	$(4,325)
Amortization of stock-based compensation costs	-	-	3,110	-	-
Net loss	-	-	-	(78,500)	-
Foreign currency translation adjustments	-	-	-	-	18,829
Unrealized gain on marketable securities, net of tax	-	-	-	-	876

Balance, September 30, 2009	100	$-	$274,407	$(229,687)	$15,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(78,500)	$(56,027)
Depreciation and amortization	108,682	132,706
Impairment of intangible asset	-	225
Deferred income tax benefit	(3,760)	(2,702)
Amortization of deferred financing costs	1,424	1,208
Amortization of debt premium	(69)	(64)
Amortization of stock-based compensation	3,110	4,332
Amortization of favorable facility lease	185	210
Allowance for collection of trade receivables	316	96
Reversal of allowance for notes receivable	-	(54)
Non-cash compensation expense	-	640
Non-cash other income	-	(24)
Non-cash revenue	(6,525)	(14,441)
Loss on sale of subsidiary	19	-
Decrease in receivables	32,868	372
Decrease in other assets	1,222	273
Decrease (increase) in deferred revenue	(22,305)	2,723
Decrease in accounts payable and other liabilities	(16,652)	(10,375)

Net cash provided by operating activities	20,015	59,098

Cash flows from investing activities:
Cash invested in seismic data	(50,387)	(65,484)
Cash paid to acquire property and equipment and other	(305)	(910)
Advances to Seitel Holdings, Inc.	(9)	(135)
Cash transferred upon sale of subsidiary	(22)	-
Cash from disposal of property and equipment	14	-
Increase in restricted cash	-	(2)

Net cash used in investing activities	(50,709)	(66,531)

Cash flows from financing activities:
Principal payments on notes payable	(36)	(32)
Principal payments on capital lease obligations	(90)	(98)
Borrowings on line of credit	196	286
Payments on line of credit	(196)	(286)
Payments on notes receivable	-	54

Net cash used in financing activities	(126)	(76)

Effect of exchange rate changes	(892)	1,004

Net decrease in cash and equivalents	(31,712)	(6,505)
Cash and cash equivalents at beginning of period	42,678	43,333

Cash and cash equivalents at end of period	$10,966	$36,828

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,363	$39,615
Income taxes	$262	$44

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$1,443	$17,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

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

In addition, on February 14, 2007, the Company issued $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the “9.75% Senior Notes”) pursuant to an indenture by and among the Company, certain subsidiary guarantors and Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as trustee. Effective September 21, 2009, Deutsche Bank Trust Company Americas became trustee.

The Company also entered into an Amended and Restated Loan and Security Agreement with Wells Fargo Foothill, Inc. which provided for the ability to borrow up to $25.0 million, subject to certain borrowing base limitations. The Company terminated the facility effective August 28, 2009 in advance of its stated maturity.

Pursuant to the Merger, all of the Company’s outstanding common stock (other than shares of the Company owned by ValueAct Capital and certain shares owned by management investors, which were contributed for ownership in Holdings) was exchanged for $3.70 per share.

NOTE B-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year’s financial statements to conform to the current year’s presentation. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated balance sheet of the Company as of December 31, 2008, has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the condensed consolidated interim financial statements were issued.

NOTE C-LIQUIDITY

Effective August 28, 2009, the Company terminated its loan agreement with Wells Fargo Foothill, Inc. prior to its stated maturity. Under this agreement, the Company had the ability to borrow up to $25.0 million. As a result of the termination of this loan agreement, the Company no longer has a credit facility available to it in the U.S. As of September 30, 2009, the Company had $11.0 million of cash and cash equivalents and expects to satisfy its operating and capital needs for the remainder of 2009 and for 2010 from its available cash and cash flows from operating activities. The Company has semi-annual interest payments on its 9.75% Senior Notes due on February 15, 2010 and August 15, 2010 and on its 11.75% Senior Notes due on January 15, 2010 and July 15, 2010. Depending on demand for the Company’s services and cash flows from operations, the Company may need to obtain additional capital to meet its debt service obligations and operational needs. The Company is exploring obtaining financing with acceptable terms that would be available to it in the future. If the Company cannot raise required funds on acceptable terms, the Company may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) meet our debt service obligations; or (iii) respond to competitive pressures or unanticipated capital requirements.

NOTE D-REVENUE RECOGNITION

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

•

Second, the Company determines the value of the license granted to the customer. Typically, the range of cash transactions by the Company for licenses of similar data during the prior six months are evaluated. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Seismic data library additions	$834	$3,825	$1,443	17,566

Revenue recognized on specific data licenses and selections of data	1,435	2,029	3,687	4,766

Revenue recognized related to acquisition contracts	365	4,053	2,838	9,675

Revenue from Seitel Solutions

Revenue from Seitel Solutions (“Solutions”) is recognized as the services for reproduction and delivery of seismic data are provided to customers.

NOTE E-SEISMIC DATA LIBRARY

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

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable. See Note D – Revenue Recognition – Revenue from Non-Monetary Exchanges for discussion of the process used to determine fair value.

For internally created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $281,000 and $484,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,156,000 and $1,425,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by the Company annually and reviewed quarterly. If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component. The lowest amortization rate the Company applies using the income forecast method is 70%. Additionally, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library investment, and if required, records an impairment charge with respect to such investment. See discussion on “Seismic Data Library Impairment” below.

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2009, range from 70% to 74% with a weighted average of 70%. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

As events or conditions require, the Company evaluates the recoverability of its seismic data library investment. The Company evaluates its seismic data library investment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company considers the level of sales performance in each component compared to projected sales, as well as industry conditions, among others, to be key factors in determining when its seismic data investment should be evaluated for impairment. In evaluating sales performance of each component, the Company generally considers five consecutive quarters of actual performance below forecasted sales to be an indicator of potential impairment.

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

The Company did not have any impairment charges during the nine months ended September 30, 2009 or 2008.

NOTE F-DEBT

The following is a summary of the Company’s debt (in thousands):

	September 30, 2009	December 31, 2008

9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Revolving Credit Facility	-	-
Subsidiary revolving line of credit	-	-
Note payable to former executive	220	256

	402,220	402,256
Plus: Premium on debt	178	247

	$402,398	$402,503

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

Revolving Credit Facility: On February 14, 2007, the Company entered into an amended and restated U.S. revolving credit facility with Wells Fargo Foothill, Inc., as lender, which provided for the ability to borrow up to $25.0 million, subject to borrowing base limitations. The Company terminated the facility effective August 28, 2009 in advance of its stated maturity. There were no amounts outstanding under the credit facility at the date of termination. In connection with the termination, the Company recorded approximately $128,000 of deferred financing costs in interest expense.

Subsidiary Revolving Line of Credit: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility, which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans or letters of credit. The interest rate applicable to borrowings is the bank’s prime rate plus 0.75% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The facility is secured by the assets of Olympic, but is not guaranteed by the Company or any of its other U.S. subsidiaries. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the credit agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. The facility is subject to repayment upon demand and is available from time to time at the bank’s sole discretion.

Note Payable to Former Executive: In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013. The note is non-interest bearing and is guaranteed by Olympic.

NOTE G-FAIR VALUE MEASUREMENTS

Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of September 30, 2009, the Company’s assets that are measured at fair value on a recurring basis include the following (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash equivalents	$10,833	$10,833	$-	$-
Investment in equity securities	2,030	2,030	-	-
Investment in stock options related to equity securities	163	-	163	-

Cash equivalents consist primarily of treasury bills and money market funds that invest in United States government obligations with original maturities of three months or less. The original costs of these assets approximates fair value due to their short-term maturity.

Investment in marketable securities are available-for-sale equity securities with total unrealized gains of $2.2 million reflected in accumulated other comprehensive income (loss) at September 30, 2009.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $274.9 million as of September 30, 2009, compared to the book value of $402.4 million. The quoted market price of the 9.75% Senior Notes was $273.0 million at September 30, 2009.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE H-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at September 30, 2009 and December 31, 2008 includes $113,000 of restricted cash related to collateral on a seismic operations bond.

During the nine months ended September 30, 2009 and 2008, the Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2009	2008

Non-monetary exchanges related to resale licensing revenue	$1,010	$8,682
Non-monetary exchanges from underwriting of new data acquisition	(1,291)	9,681
Other non-monetary exchanges	-	24
Completion of data in progress from prior non-monetary exchanges	1,724	1,779
Less: Non-monetary exchanges for data in progress	-	(2,600)

Total non-cash additions to seismic data library	$1,443	$17,566

During the nine months ended September 30, 2009, the Company reversed a non-monetary exchange valued at $1.3 million that was originally entered into in 2008. The Company was notified that the client was unable to provide clear title to one of the seismic surveys included in the original contract resulting in the negative amount of non-monetary exchanges from underwriting of new data acquisition in the 2009 period. This portion of non-cash underwriting was subsequently satisfied with a cash payment.

Non-cash revenue consisted of the following for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008

Acquisition revenue on underwriting from non-monetary exchange contracts	$2,838	$9,675
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	3,687	4,766

Total non-cash revenue	$6,525	14,441

NOTE I-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2009, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE J-RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance is contained in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” In February 2008, the FASB deferred the effective date for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, the Company adopted ASC Topic 820 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s consolidated financial statements. See Note G for disclosures about the Company’s fair value measurements.

In April 2009, the FASB issued additional guidance related to ASC Topic 820 for estimating fair value, increasing the frequency of fair value disclosures and providing for additional guidance in accounting for and presenting impairment losses on securities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note G for expanded disclosures about the Company’s investments and the fair value measurements used for the Company’s financial instruments.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of Topic 855 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This topic instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. Topic 105 is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted this statement in the third quarter of 2009 and updated all existing GAAP references to the new codification.

Accounting Pronouncements Issued But Not Yet Adopted

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of ASC Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU will be effective October 1, 2009 for the Company and is not expected to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 on Topic 605, “Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The Company will be required to apply the standard prospectively for future revenue arrangements entered into or materially modified on or after January 1, 2011; however, earlier application is permitted. The Company does not currently expect the adoption of this new accounting update to have a material impact on its consolidated financial statements.

NOTE K-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its wholly-owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

The consolidating condensed financial statements are presented below and should be read in connection with the Condensed Consolidated Interim Financial Statements of the Company as of September 30, 2009. Separate financial statements of the Guarantor Subsidiaries are not presented because (i) the Guarantor Subsidiaries are wholly-owned and have fully and unconditionally guaranteed the 9.75% Senior Notes on a joint and several basis, and (ii) the Company’s management has determined such separate financial statements are not material to investors.

The following consolidating condensed financial information presents: the consolidating condensed balance sheets as of September 30, 2009 and December 31, 2008, and the consolidating condensed statements of operations and statements of cash flows for the nine months ended September 30, 2009 and 2008 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$-	$10,384	$582	$-	$10,966
Receivables
Trade, net	-	19,874	8,411	-	28,285
Notes and other, net	-	397	36	-	433
Intercompany receivables (payables)	141,596	(141,214)	(382)	-	-
Investment in subsidiaries	300,944	438,196	717	(739,857)	-
Net seismic data library	-	169,709	59,518	-	229,227
Net property and equipment	-	2,348	4,886	-	7,234
Investment in marketable securities	-	2,193	-	-	2,193
Prepaid expenses, deferred charges and other	8,968	5,543	512	-	15,023
Intangible assets, net	900	23,690	14,971	-	39,561
Goodwill	-	107,688	93,291	-	200,979
Deferred income taxes	-	210	-	-	210

TOTAL ASSETS	$452,408	$639,018	$182,542	$(739,857)	$534,111

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,178	$5,727	$11,474	$-	$22,379
Income taxes payable	112	24	-	-	136
Senior Notes	402,178	-	-	-	402,178
Notes payable	220	-	-	-	220
Obligations under capital leases	-	-	3,324	-	3,324
Deferred revenue	-	31,584	8,705	-	40,289
Deferred income taxes	-	-	5,485	-	5,485

TOTAL LIABILITIES	407,688	37,335	28,988	-	474,011

STOCKHOLDER’S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	274,407	-	-	-	274,407
Parent investment	-	764,755	172,069	(936,824)	-
Retained deficit	(229,687)	(165,265)	(31,702)	196,967	(229,687)
Accumulated other comprehensive income	-	2,193	13,187	-	15,380

TOTAL STOCKHOLDER’S EQUITY	44,720	601,683	153,554	(739,857)	60,100

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$452,408	$639,018	$182,542	$(739,857)	$534,111

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$-	$33,034	$9,644	$-	$42,678
Receivables
Trade, net	-	42,693	18,086	-	60,779
Notes and other, net	-	152	-	-	152
Intercompany receivables (payables)	162,182	(147,700)	(14,482)	-	-
Investment in subsidiaries	364,424	446,600	1,243	(812,267)	-
Net seismic data library	-	210,895	68,362	-	279,257
Net property and equipment	-	3,342	5,002	-	8,344
Investment in marketable securities	-	1,317	-	-	1,317
Prepaid expenses, deferred charges and other	10,365	9,149	519	-	20,033
Intangible assets, net	900	26,098	14,861	-	41,859
Goodwill	-	107,688	81,499	-	189,187
Deferred income taxes	-	210	9	-	219

TOTAL ASSETS	$537,871	$733,478	$184,743	$(812,267)	$643,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,003	$13,168	$18,119	$-	$46,290
Income taxes payable	255	-	-	-	255
Senior Notes	402,247	-	-	-	402,247
Notes payable	256	-	-	-	256
Obligations under capital leases	-	-	2,996	-	2,996
Deferred revenue	-	56,597	11,130	-	67,727
Deferred income taxes	-	-	8,269	-	8,269

TOTAL LIABILITIES	417,761	69,765	40,514	-	528,040

STOCKHOLDER’S EQUITY
Common stock	-	-	-	-	-
Additional paid-in capital	271,297	-	-	-	271,297
Parent investment	-	764,753	172,217	(936,970)	-
Retained deficit	(151,187)	(102,357)	(22,346)	124,703	(151,187)
Accumulated other comprehensive income (loss)	-	1,317	(5,642)	-	(4,325)

TOTAL STOCKHOLDER’S EQUITY	120,110	663,713	144,229	(812,267)	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$537,871	$733,478	$184,743	$(812,267)	$643,825

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

REVENUE	$-	$56,783	$21,938	$(2,049)	$76,672

EXPENSES:
Depreciation and amortization	-	80,711	27,971	-	108,682
Cost of sales	-	232	6	-	238
Selling, general and administrative	3,200	11,325	7,583	(2,049)	20,059

	3,200	92,268	35,560	(2,049)	128,979

LOSS FROM OPERATIONS	(3,200)	(35,485)	(13,622)	-	(52,307)

Interest expense, net	(12,392)	(18,011)	(128)	-	(30,531)
Foreign currency exchange gains	-	-	873	-	873
Other income (loss)	-	93	(19)	-	74

Loss before income taxes and equity in loss of subsidiaries	(15,592)	(53,403)	(12,896)	-	(81,891)
Provision (benefit) for income taxes	-	149	(3,540)	-	(3,391)
Equity in loss of subsidiaries	(62,908)	(9,356)	-	72,264	-

NET LOSS	$(78,500)	$(62,908)	$(9,356)	$72,264	$(78,500)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

REVENUE	$-	$92,950	$49,128	$(3,886)	$138,192

EXPENSES:
Depreciation and amortization	23	86,214	46,469	-	132,706
Impairment of intangible asset	-	-	225	-	225
Cost of sales	-	312	39	-	351
Selling, general and administrative	4,947	15,321	13,716	(3,886)	30,098
Merger	-	357	-	-	357

	4,970	102,204	60,449	(3,886)	163,737

LOSS FROM OPERATIONS	(4,970)	(9,254)	(11,321)	-	(25,545)

Interest expense, net	(13,618)	(15,708)	(715)	-	(30,041)
Foreign currency exchange losses	-	(123)	(1,319)	-	(1,442)
Other Income	-	15	24	-	39

Loss before income taxes and equity in loss of subsidiaries	(18,588)	(25,070)	(13,331)	-	(56,989)
Provision (benefit) for income taxes	-	181	(1,143)	-	(962)
Equity in loss of subsidiaries	(37,439)	(12,188)	-	49,627	-

NET LOSS	$(56,027)	$(37,439)	$(12,188)	$49,627	$(56,027)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,457)	$39,648	$18,824	$-	$20,015

Cash flows from investing activities:
Cash invested in seismic data	-	(38,329)	(12,058)	-	(50,387)
Cash paid to acquire property and equipment and other	-	(236)	(69)	-	(305)
Advances to Seitel Holdings, Inc.	-	(9)	-	-	(9)
Cash transferred upon sale of subsidiary	-	-	(22)	-	(22)
Return of capital from subsidiary	-	500	(500)	-	-
Cash from disposal of property and equipment	-	14	-	-	14

Net cash used in investing activities	-	(38,060)	(12,649)	-	(50,709)

Cash flows from financing activities:
Principal payments on notes payable	(36)	-	-	-	(36)
Principal payments on capital lease obligations	-	-	(90)	-	(90)
Borrowings on line of credit	-	-	196	-	196
Payments on line of credit	-	-	(196)	-	(196)
Intercompany transfers	38,493	(24,238)	(14,255)	-	-

Net cash provided by (used in) financing activities	38,457	(24,238)	(14,345)	-	(126)

Effect of exchange rate changes	-	-	(892)	-	(892)

Net decrease in cash and cash equivalents	-	(22,650)	(9,062)	-	(31,712)
Cash and cash equivalents at beginning of period	-	33,034	9,644	-	42,678

Cash and cash equivalents at end of period	$-	$10,384	$582	$-	$10,966

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(40,194)	$66,289	$33,003	$-	$59,098

Cash flows from investing activities:
Cash invested in seismic data	-	(41,077)	(24,407)	-	(65,484)
Cash paid to acquire property and equipment and other	-	(419)	(491)	-	(910)
Advances to Seitel Holdings, Inc.	-	(135)	-	-	(135)
Increase in restricted cash	-	(2)	-	-	(2)

Net cash used in investing activities	-	(41,633)	(24,898)	-	(66,531)

Cash flows from financing activities:
Principal payments on notes payable	(32)	-	-	-	(32)
Principal payments on capital lease obligations	-	-	(98)	-	(98)
Borrowings on line of credit	-	-	286	-	286
Payments on line of credit	-	-	(286)	-	(286)
Payments on notes receivable	-	54	-	-	54
Intercompany transfers	40,226	(35,261)	(4,965)	-	-

Net cash provided by (used in) financing activities	40,194	(35,207)	(5,063)	-	(76)

Effect of exchange rate changes	-	-	1,004	-	1,004

Net increase (decrease) in cash and cash equivalents	-	(10,551)	4,046	-	(6,505)
Cash and cash equivalents at beginning of period	-	36,847	6,486	-	43,333

Cash and cash equivalents at end of period	$-	$26,296	$10,532	$-	$36,828

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the current global financial crisis on our business, our ability to obtain financing on satisfactory terms if internally generated funds are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, and our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission (“SEC”). The foregoing and other risk factors are identified in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.

The forward-looking statements contained in this report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC and in our future periodic reports filed with the SEC.

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

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. Exploration activity in North America began to decline in late 2008 as a result of the economic downturn and weak commodity prices. North American drilling activity bottomed in May 2009 and was down 62% from its peak in August 2008. North American drilling activity increased 34% from its low in May to the end of September 2009. However, the average year-to-date rig count is 44% lower than the same period of 2008.

We have experienced a reduction in cash resales during the first nine months of 2009 as oil and gas companies continued to reduce their exploration and development spending due to weak commodity prices, economic uncertainty and tightened credit markets. Although we are unable to predict the duration of this decline, we currently do not anticipate any significant recovery in North America drilling activity before 2010; therefore, we continue to expect cash resales for the full year of 2009 to be lower than our 2008 results. In order to address the current industry challenges, we have reduced our planned 2009 net cash capital expenditures by more than 50% from the level we had in 2008. In addition, we have implemented measures to reduce our cash operating expenses by approximately one-third in 2009, including workforce reductions implemented in January and April of 2009.

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

Merger and Acquisition Activity: Merger and acquisition activity continues to occur within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it should generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.

North America Drilling Activity: Although there has been a sharp reduction in drilling activity in North America in 2009, we believe the production of natural gas has not fallen significantly and continues to exceed current demand. Until this imbalance is corrected, we expect drilling activity in North America to remain low, reducing the demand for our seismic data.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cash resales	$12,293	$37,297	$29,553	$89,802
Other revenue components:
Acquisition revenue	6,615	11,598	32,990	42,547
Non-monetary exchanges	834	2,202	1,010	6,659
Revenue deferred	(7,833)	(18,064)	(15,932)	(47,081)
Recognition of revenue previously deferred	6,717	11,566	25,711	41,129
Solutions and other	878	1,492	3,340	5,136

Total revenue, as reported	$19,504	$46,091	$76,672	$138,192

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cash EBITDA	$8,519	$30,529	$17,059	$69,632
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	6,615	11,598	32,990	42,547
Non-monetary exchanges	834	2,202	1,010	6,659
Revenue deferred	(7,833)	(18,064)	(15,932)	(47,081)
Recognition of revenue previously deferred	6,717	11,566	25,711	41,129
Recognition of Solutions revenue previously deferred	-	-	-	44
Less:
Depreciation and amortization	(33,436)	(43,592)	(108,682)	(132,706)
Impairment of intangible asset	-	(225)	-	(225)
Merger expenses	-	-	-	(357)
Merger and acquisition transaction costs	-	-	-	(5)
One-time costs associated with cost reduction measures	43	-	(1,168)	-
Non-cash operating expenses	(897)	(1,662)	(3,295)	(5,182)

Operating loss, as reported	$(19,438)	$(7,648)	$(52,307)	$(25,545)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2009 to September 30, 2009, we completed the addition of approximately 710 square miles of seismic data to our library. As of September 30, 2009, we had approximately 320 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2008.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Acquisition revenue:
Cash underwriting	$6,250	$7,545	$30,152	$32,872
Underwriting from non-monetary exchanges	365	4,053	2,838	9,675

Total acquisition revenue	6,615	11,598	32,990	42,547

Resale licensing revenue:
Cash resales	12,293	37,297	29,553	89,802
Non-monetary exchanges	834	2,202	1,010	6,659
Revenue deferred	(7,833)	(18,064)	(15,932)	(47,081)
Recognition of revenue previously deferred	6,717	11,566	25,711	41,129

Total resale licensing revenue	12,011	33,001	40,342	90,509

Total seismic revenue	18,626	44,599	73,332	133,056

Solutions and other	878	1,492	3,340	5,136

Total revenue	$19,504	$46,091	$76,672	$138,192

Total revenue for the third quarter of 2009 was $19.5 million, a decrease of $26.6 million, or 58%, from total revenue of $46.1 million for the third quarter of 2008. This decline was primarily driven by a $21.0 million, or 64%, decline in total resale licensing revenue from our library. Resale revenue in the third quarter of 2009 continued to be impacted by weak natural gas prices and the slowdown in drilling activity in North America with oil and gas companies continuing to curtail their exploration and development spending as compared to the third quarter of 2008. Cash resales for the third quarter of 2009 were $12.3 million, down 67% from the third quarter of 2008 as clients’ general concerns about the economic environment and liquidity delayed spending on seismic data. Cash resales for the third quarter of 2009 were lower in both the U.S. and Canada, falling 66% and 69%, respectively. Revenue deferred was lower in the third quarter of 2009 as a result of fewer library cards purchased. Recognition of previously deferred revenue, primarily selections, was lower between the quarters as customers made fewer selections on open library cards. Acquisition revenue was $6.6 million for the third quarter of 2009, a $5.0 million, or 43%, decrease from the third quarter of 2008. The decrease was primarily due to a reduction in Canada’s acquisition revenue between periods as we did not shoot any summer programs in Canada during 2009 due to our planned reduction in capital programs as a result of the current industry conditions. Solutions and other revenue was $0.9 million in the third quarter of 2009 compared to $1.5 million in the third quarter of 2008. Solutions revenue is primarily driven by the level of seismic revenue; therefore, the $0.6 million reduction was primarily due to the lower level of total seismic revenue.

Total revenue for the first nine months of 2009 was $76.7 million as compared to $138.2 million in total revenue for the first nine months of 2008. This $61.5 million, or 45%, decline was due to lower total resale licensing revenue and a decrease in acquisition revenue. Total resale licensing revenue was $40.3 million in the first nine months of 2009 compared to $90.5 million in the first nine months of 2008, reflecting the lower activity levels by our clients. Cash resales for the first nine months of 2009 were $29.6 million, down 67% from the first nine months of 2008. For the first nine months of 2009, cash resales were lower in both the U.S. and Canada, declining 66% and 69%, respectively, from the first nine months of 2008. Revenue deferred was lower in the first nine months of 2009 as a result of fewer library cards purchased. Recognition of previously deferred revenue, primarily selections, was lower between the nine-month periods as customers made fewer selections on open library cards. Acquisition revenue was $33.0 million for the first nine months of 2009, a $9.6 million, or 22%, decrease from the first nine months of 2008. The decrease was primarily attributable to lower acquisition revenue in Canada in the 2009 period as a result of a very strong seismic data shooting season in 2008. Solutions and other revenue decreased $1.8 million between the nine-month periods due to the lower level of total seismic revenue.

At September 30, 2009, we had a deferred revenue balance of $40.3 million, compared to the December 31, 2008 balance of $67.7 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Amortization of seismic data:
Income forecast	$11,328	$28,068	$45,508	$82,824
Straight-line	20,143	13,502	57,414	43,740

Total amortization of seismic data	31,471	41,570	102,922	126,564
Depreciation of property and equipment	566	592	1,682	1,776
Amortization of acquired intangibles	1,399	1,430	4,078	4,366

Total	$33,436	$43,592	$108,682	$132,706

Total seismic data library amortization amounted to $31.5 million in the third quarter of 2009 compared to $41.6 million in the third quarter of 2008 and $102.9 million for the first nine months of 2009 compared to $126.6 million for the first nine months of 2008. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisitions) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Amortization	2009	2008	2009	2008

Income forecast	60.8%	62.9%	62.1%	62.2%
Straight-line	108.1%	30.3%	78.3%	32.9%

Total	168.9%	93.2%	140.4%	95.1%

The percentage of income forecast amortization to total seismic revenue decreased slightly between the three and nine month periods of 2009 and 2008 due to the mix of data being licensed. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the third quarter and first nine months of 2009, 21% and 20%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 14% and 17%, in the third quarter and first nine months of 2008, respectively. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization increased $6.6 million between the 2008 and 2009 third quarter periods and $13.7 million in the first nine months of 2009 compared to the first nine months of 2008 due to lower revenues in the 2009 periods and the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization required in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $5.4 million in the third quarter of 2009 compared to $9.9 million in the third quarter of 2008 and $20.1 million in the first nine months of 2009 compared to $30.1 million in the first nine months of 2008. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cash SG&A expenses	$4,478	$8,188	$16,764	$24,916
Non-cash compensation expense	831	1,594	3,110	4,972
Non-cash rent expense	66	68	185	210

Total	$5,375	$9,850	$20,059	$30,098

The decrease in cash SG&A expenses of $3.7 million from the third quarter of 2008 to the third quarter of 2009 was primarily due to (1) a decrease of $1.1 million in personnel costs resulting from workforce reductions and reductions in base salaries and employee benefits implemented in 2009, (2) a decrease of $1.0 million due to no performance incentive accruals in 2009 because of the current economic environment and lower cash resales, (3) a decrease of $0.8 million in sales commissions as a result of lower revenues and (4) a decrease of $0.8 million in various other expenses primarily resulting from cost cutting measures implemented in 2009.

The decrease in cash SG&A expenses of $8.2 million from the first nine months of 2008 to the first nine months of 2009 was primarily due to (1) a decrease of $3.3 million in personnel costs resulting from workforce reductions and reductions in base salaries and employee benefits implemented in 2009, (2) a decrease of $2.7 million due to no performance incentive accruals in 2009 because of the current economic environment and lower cash resales, (3) a decrease of $1.6 million in sales commissions as a result of lower revenues and (4) a decrease of $2.0 million in various other expenses resulting primarily from cost cutting measures implemented in 2009. These decreases were partially offset by $1.2 million of one-time costs incurred to implement cost reduction measures and additional reserves for bad debt in 2009 of $0.2 million.

The decrease in non-cash compensation expense between 2009 and 2008 was primarily due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years. There have been no additional option issuances since the second quarter of 2008. In addition, the first nine months of 2008 included a charge of $0.6 million related to the issuance of fully vested restricted stock units to certain key employees.

Merger Expenses

During the nine months ended September 30, 2008, we recorded $357,000 related to change in control payments resulting from the Merger.

Income Taxes

Tax benefit was $1.2 million for both the third quarter of 2009 and 2008. The benefit in the third quarter of 2009 was comprised of (i) a benefit of $0.8 million related to our Canadian operations, (ii) a benefit of $0.3 million related to certain research and development tax credits received in Canada and (iii) a benefit of $0.1 million primarily related to a reduction in interest on uncertain tax positions following the expiration of the statute of limitations. The 2008 third quarter benefit was comprised of (i) a benefit of $0.9 million related to our Canadian operations, (ii) a benefit of $0.8 million related to certain research and development tax credits received in Canada, (iii) an expense of $0.3 million related to interest on uncertain tax positions and (iv) $0.2 million of state tax expense in the U.S. The Federal tax benefit in both the third quarter of 2009 and 2008 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax benefit was $3.4 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. The benefit for the first nine months of 2009 was comprised of (i) a benefit of $3.3 million related to our Canadian operations, (ii) a benefit of $0.3 million related to certain research and development tax credits received in Canada and (iii) $0.2 million of state tax expense in the U.S. The benefit for the first nine months of 2008 was comprised of (i) a benefit of $3.7 million related to our Canadian operations, (ii) a benefit of $0.8 million related to certain research and development tax credits received in Canada, (iii) an expense of $2.7 million related to an additional reserve, penalties and interest on uncertain tax positions, (iv) $0.7 million of state tax expense in the U.S. and (v) $0.2 million of Canadian withholding taxes. The Federal tax benefit in both the first nine months of 2009 and 2008 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of September 30, 2009, we had $11.0 million in consolidated cash, cash equivalents and short-term investments, including $113,000 of restricted cash. We currently anticipate satisfying our operating and capital needs for the remainder of 2009 and for 2010, as well as our debt service obligations in 2010, from our available cash and cash flows from operating activities. Depending on demand for our services and cash flows from operations, we may need to obtain additional capital to meet our debt service obligations and operational needs in 2010. Effective August 28, 2009, we terminated our U.S. revolving credit facility. We are currently seeking to replace this facility with another source of financing. However, we cannot assure you that any financing will be available to us in the future on acceptable terms or at all. As described below, our Canadian credit facility continues to be in place. For further discussion on our liquidity see “- Anticipated Liquidity.”

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of September 30, 2009, no amounts were outstanding on this revolving line of credit and $1.3 million (Canadian) was available on the line of credit.

9.75% Senior Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. The proceeds from the 9.75% Senior Notes were used to partially fund the Merger and the related transactions. Interest on the 9.75% Senior Notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of September 30, 2009, $2.0 million of the 11.75% Senior Notes remain outstanding. Interest on the 11.75% Senior Notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations: As of September 30, 2009, we had outstanding debt and lease obligations, with aggregate contractual cash obligations summarized as follows (in thousands):

		Payments due by period
Contractual cash obligations	Total	Remainder of 2009	2010-2012	2013-2014	2015 and Thereafter
Debt obligations (1)(2)	$578,234	$18	$119,686	$458,530	$-
Capital lease obligations (2)	4,913	86	1,062	764	3,001
Operating lease obligations	3,658	298	3,088	272	-

Total contractual cash obligations	$586,805	$402	$123,836	$459,566	$3,001

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and the 11.75% Senior Notes totaling $2.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $20.0 million and $59.1 million for the nine months ended September 30, 2009 and 2008, respectively. Operating cash flows for 2009 decreased from 2008 primarily due to decreased collections from our cash resales in the 2009 period as a result of the slowdown in activity.

Cash Flows from Investing Activities: Cash flows used in investing activities were $50.7 million and $66.5 million for the nine months ended September 30, 2009 and 2008, respectively. Cash expenditures for seismic data were $50.4 million and $65.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash invested in seismic data for 2009 compared to 2008 was primarily due to a decrease in cash paid for new data acquisition projects in both the U.S. and Canada and a reduction in payments on cash purchases.

Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for both the nine months ended September 30, 2009 and 2008.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required payments of interest on our 9.75% and 11.75% Senior Notes and incur additional indebtedness, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we anticipate obtaining the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes and our other indebtedness from our operating cash flows and cash and cash equivalents on hand. Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. To the extent our operating cash flows and cash on hand are not sufficient to cover our anticipated expenditures, we could seek to obtain additional financing. We are currently seeking to replace our U.S. credit facility with another source of financing. However, there can be no assurance that we will be able to accomplish any such financing on satisfactory terms or at all. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of September 30, 2009, we had a net deferred tax liability of $5.5 million attributable to our Canadian operations and a $210,000 deferred tax asset attributable to U.S. state deferred taxes. In the U.S., we had a deferred tax asset of $82.3 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the deferred tax asset will be realized. As of September 30, 2009, it was more likely than not that all of the U.S. deferred tax asset will not be realized.

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

Capital Expenditures

During the nine months ended September 30, 2009, capital expenditures for seismic data and other property and equipment amounted to $44.9 million. Our capital expenditures for the remainder of 2009 are presently estimated to be $12.8 million. The first nine months of 2009 actual and 2009 estimated remaining capital expenditures are comprised of the following (in thousands):

	Nine Months Ended September 30, 2009	Estimate for Remainder of 2009	Total Estimate for 2009

New data acquisition	$41,523	$10,677	$52,200
Cash purchases of seismic data and other	1,636	964	2,600
Non-monetary exchanges	1,443	957	2,400
Property and equipment and other	308	192	500

Total capital expenditures	44,910	12,790	57,700
Less: Non-monetary exchanges	(1,443)	(957)	(2,400)
Changes in working capital	7,225	-	7,225

Cash investment per statement of cash flows	$50,692	$11,833	$62,525

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Nine Months Ended September 30, 2009	Estimate for Remainder of 2009	Total Estimate for 2009

Total capital expenditures	$44,910	$12,790	$57,700
Less: Non-cash additions	(1,443)	(957)	(2,400)
Cash underwriting	(30,152)	(5,948)	(36,100)

Capital expenditures funded from operating cash flow	$13,315	$5,885	$19,200

As of November 12, 2009, we had capital expenditure commitments related to data acquisition projects of approximately $17.8 million, of which we have obtained approximately $12.4 million of cash underwriting.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of September 30, 2009, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2009.

Item 4T.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009 were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note I to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS

Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2008 (the “2008 Form 10-K”) includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2008 Form 10-K. The risks described in this report and in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

We may require additional funding, and our failure to raise additional capital could adversely affect our ability to meet our debt service obligations and could harm our business.

Effective August 28, 2009, we terminated our loan agreement with Wells Fargo Foothill, Inc. prior to its stated maturity. Under this agreement, we had the ability to borrow up to $25.0 million. As a result of the termination of this loan agreement, we no longer have a credit facility available to us in the U.S. As of September 30, 2009, we had $11.0 million of cash and cash equivalents and expect to satisfy our operating and capital needs for the remainder of 2009 and for 2010 from our available cash and cash flows from operating activities. We have semi-annual interest payments on our 9.75% Senior Notes due on February 15, 2010 and August 15, 2010 and on our 11.75% Senior Notes due on January 15, 2010 and July 15, 2010. Depending on demand for our services and cash flow from operations, we may need to obtain additional capital to meet our debt service obligations and operational needs. We cannot assure you that any financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) meet our debt service obligations; or (iii) respond to competitive pressures or unanticipated capital requirements.

Item 2, 3., 4. and 5. Not applicable.

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

SEITEL, INC.

Dated: November 16, 2009	/S/ ROBERT D. MONSON
Robert D. Monson
Chief Executive Officer and President

Dated: November 16, 2009	/S/ MARCIA H. KENDRICK
Marcia H. Kendrick
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