Form 10-K
period 2009-12-31
SEITEL INC
filed 2010-03-30
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2010 was zero. On March 15, 2010 there were a total of 100 shares of common stock outstanding.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the duration of the economic downturn on our business, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facilities are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, and our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission (“SEC”). Also note that we provide a cautionary discussion of risks and uncertainties under the captions “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

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

General

Seitel, Inc. and its wholly owned subsidiaries are collectively referred to in this report as “Seitel,” “the Company,” “we” and “us” except as otherwise noted. Seitel is a leading provider of seismic data to the oil and gas industry in North America. Our products and services are critical for oil and gas exploration and development and management of hydrocarbon reserves by exploration and production companies. We own an extensive library of proprietary onshore and offshore seismic data that we have accumulated since our inception in 1982 and that we license to a wide range of oil and gas companies. Our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration, to determine the size, depth and geophysical structure of previously identified oil and gas fields and to optimize the development and production of oil and gas reserves. The importance of seismic data usage in the exploration, development and management process drives demand for data in our library.

We have built a library of onshore seismic data that we believe is the largest available for licensing in the United States and Canada. Our seismic data library includes both onshore and offshore three-dimensional (“3D”) and two-dimensional (“2D”) data. We have ownership in over 42,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major active North American oil and gas producing regions. The majority of our onshore seismic data covers sections of the U.S. Gulf Coast, including Eastern Texas, Southern Louisiana and Mississippi, as well as Western Canada, the Rocky Mountains and Northern Louisiana. We have one of the largest seismic data libraries in each of these regions. We also own a library of offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico and the waters off the coast of Eastern Canada. We serve a market which includes over 1,600 companies in the oil and gas industry. Our customers range from small and mid-cap exploration and production companies and private prospecting individuals to large independent oil and gas companies and also include global oil and gas companies.

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

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit (“Solutions”), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In each of fiscal 2009, 2008 and 2007, approximately 96% of our revenues were attributable to acquisition and licensing of seismic data. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note O to Notes to Consolidated Financial Statements for information about our revenue by geographical area.

Seitel is incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.

2007 Business Combination

On February 14, 2007, Seitel Acquisition Corp. (“Acquisition Corp.”) was merged with and into Seitel, pursuant to a merger agreement between Seitel, Acquisition Corp. and Seitel Holdings, Inc. (“Holdings”) dated October 31, 2006 (the “Merger”). Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings. Holdings is an investment entity controlled by ValueAct Capital Master Fund, L.P. (“ValueAct Capital”).

Under the terms of the merger agreement, our existing stockholders (other than ValueAct Capital and management investors contributing certain of their shares of Seitel stock for ownership in Holdings) and option holders were paid a total consideration of $386.8 million. In connection with the Merger, the warrants held by ValueAct Capital totaling 15,037,568 were cancelled.

In connection with the Merger, Acquisition Corp. conducted a cash tender offer and consent solicitation for all of the $189.0 million aggregate principal amount of our 11.75% senior notes due 2011 (the “11.75% Senior Notes”). On February 14, 2007, we paid $187.0 million aggregate principal amount for all of the notes tendered. In connection with the tender offer and consent solicitation, we entered into a supplemental indenture, supplementing the indenture dated as of July 2, 2004 with respect to the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger. $2.0 million aggregate principal amount of the 11.75% Senior Notes remain outstanding.

In addition, on February 14, 2007, we issued $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the “9.75% Senior Notes”) pursuant to an indenture by and among Seitel, certain subsidiary guarantors and Bank of America, N.A. (as successor by merger to LaSalle Bank National Association), as trustee. Effective September 21, 2009, Deutsche Bank Trust Company Americas became trustee.

Description of Operations

Industry Conditions

Seismic data is critical to the oil and gas exploration process due to its ability to significantly increase the success rate of locating commercial oil and gas deposits by producing detailed images of the earth’s subsurface features. The overall demand for seismic data and related geophysical services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities. This spending is in turn driven largely by present and expected future demand and pricing for oil and natural gas. Demand for these commodities is influenced by global economic growth as well as political, economic, tax, and environmental considerations. Deterioration in the global business environment beginning in the fourth quarter of 2008, has led to a significant reduction in commodity prices from average levels reported in 2008 and a reduction in land drilling activity from the peak levels seen in 2008. These factors have resulted in a decline in the demand for seismic data. The outlook for 2010 remains largely dependent on the prospects for the general economy.

A significant portion of our revenues comes from small and mid-cap oil and gas exploration and production companies, independent oil and gas companies and private prospecting individuals. To achieve and maintain their success, we believe our customers will need to continue to find new, and exploit existing, oil and natural gas reserves, which we believe will require spending on seismic data. Over the medium to long-term, we believe there will continue to be an incentive for exploration and production spending in the United States and Canada. However, we believe the reduction in availability of financing which began in the second half of 2008 had a significant impact on many of our customers’ ability to invest in growing their businesses and to purchase seismic data in 2009.

Land rig counts in North America peaked during 2008 but fell during the first part of 2009, reaching a low in May 2009. Since that time, North America land rig counts have been recovering; however, significant uncertainty still remains as to the sustainability of the increase due to the divergence in supply and demand. The average North American land rig count for January and February 2010 has increased approximately 39% compared to the average land rig count for the last six months of 2009. We are cautiously optimistic that drilling in North America will continue to show improvement in 2010.

We believe the use of 3D seismic data and advanced processing techniques, coupled with advances in drilling and completion techniques, have enhanced the ability of oil and gas companies to explore for, develop and manage oil and gas reserves. However, general economic uncertainty has caused weakness in exploration and development spending levels. We cannot determine the timing of the economic recovery; but, we expect that seismic industry market conditions will show some improvement in 2010 and further strengthen in 2011.

We maintain sufficient working capital to enable us to provide a high level of service to our customers. Our working capital practices are consistent with the general practices associated in the industry in which we operate.

Seismic Data

Oil and gas companies consider seismic data an essential tool in finding hydrocarbons. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or “step-out,” locations that would not otherwise be apparent. 3D seismic data provides a graphic depiction of the earth’s subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter’s ability to evaluate the probability of the existence and location of oil and gas deposits. According to the U.S. Department of Energy, 3D seismic data has been a key factor in improving drilling success ratios and lowering finding and field extension costs. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

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

Management believes the level of resales from various vintages of our investment in seismic data is useful in order to assess the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2009, resale revenue from U.S. onshore 3D data and Canadian 2D and 3D data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2005	$33,208	48%	$375,451	68%
Investments 2005 through 2009	35,883	52%	174,093	32%

Total U.S. 3D onshore and Canadian 2D and 3D	$69,091	100%	$549,544	100%

(1)	Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the Merger.

The following presents a reconciliation of resale revenue for U.S. 3D onshore and Canadian 2D and 3D (a non-GAAP financial measure) to total revenue for the year ended December 31, 2009 (the most directly comparable GAAP financial measure) (in thousands):

Total resale revenue – U.S. 3D onshore and Canadian 2D and 3D	$69,091
Other revenue components:
Other resale revenue (principally offshore and U.S. 2D)	6,375
Acquisition revenue	37,403
Solutions and other revenue	4,524
Selection revenue not recognized for GAAP due to purchase accounting adjustments	(2,048)

Total revenue	$115,345

The following presents a reconciliation of net historical investment for U.S. 3D onshore and Canadian 2D and 3D data (a non-GAAP financial measure) to net book value at December 31, 2009 (the most directly comparable GAAP financial measure) (in thousands):

Net historical investment in seismic data – U.S. 3D onshore and Canadian 2D and 3D	$549,544
Add:
Acquisition revenue – 3D onshore	509,116
Other seismic data investment (principally offshore and U.S. 2D)	378,428
Seismic projects in progress	19,701
Fair value adjustment resulting from Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(1,418,712)

Net book value	$200,389

Seismic Data Library

Our seismic data library includes onshore and offshore 3D, 2D data and multi-component data. We have ownership in over 42,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and natural gas producing regions. The majority of our seismic data library covers onshore regions within North America, with a geographic concentration on the onshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, Western Canada, Mississippi, Eastern Texas, the Rocky Mountain region and Northern Louisiana. Most of our remaining seismic data library covers the offshore Gulf of Mexico and Eastern Canada. The following table describes our 3D seismic data library, as well as data that we manage and market for third parties, as of March 15, 2010.

3D Data Library at March 15, 2010	Square Miles (1)	Percentage of Subtotal
Texas Gulf Coast and East Texas	9,869	48%
Southern Louisiana/Mississippi	7,048	35%
Rocky Mountains	1,687	8%
Other	1,839	9%

Total U.S. Onshore	20,443	100%

Canada	11,492	100%

U.S. Offshore	10,509	100%

Worldwide Total	42,444	100%

(1)	Square miles reflect mileage net to our revenue interest.

U.S. Onshore: The U.S. onshore 3D sector of our seismic data library is comprised principally of our Gulf Coast Texas and Southern Louisiana/Mississippi components. We began accumulating this data in 1993 and 1994. Although these areas form the core of our U.S. onshore database, our U.S. capital programs since mid-2008 have been focused on adding data in shale plays, primarily the Eagle Ford Shale play in the Texas Gulf Coast region and the Haynesville Shale play in East Texas. As of March 15, 2010, we have approximately 345 square miles of data in the Haynesville Shale play and 630 square miles of data in progress in this area.

We also own data in the Rocky Mountain region as well as relatively small amounts of seismic data in other areas, such as Alabama, California, Michigan, North Dakota, and Northern Louisiana.

We also have a 2D data library in the United States that continues to contribute to our data licensing sales at a steady pace.

Canada: The Canadian market is less mature than the U.S. Gulf Coast and includes areas still considered frontier, or underexplored. Accordingly, there is still a significant demand for 2D data, with 3D data representing an increasing part of the market in recent years. The accumulation of 3D data in our seismic library began in 1998 and has grown at an average rate in excess of 950 square miles per year. Since 2004, our 3D licensing revenue has grown as a proportion of our total licensing revenue, a trend we believe will continue.

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

Underwritten Data Acquisitions: We create new seismic data designed in conjunction with our customers and specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers usually have exclusive access to use the newly acquired data for a limited, relatively short period of time, after which time the data is added to our library for licensing to the industry on a non-exclusive basis. Data acquisition activity during 2009 occurred in the Texas Gulf Coast, the Bossier/Haynesville resource play in East Texas and both the Montney and Horn River resource plays in Western Canada. All field work on these projects is outsourced to subcontractors, as is the data processing for those projects in Canada. A significant percentage of the data processing for Texas projects is processed by our wholly owned subsidiary Matrix Geophysical, Inc. (“Matrix”). We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

Cash Purchases: We purchase seismic data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and within the limits of our capital expenditure budget.

Non-Monetary Exchanges: We grant our customers a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer, a “non-monetary exchange.” The data that we receive is distinct from the data that is licensed to the customer. These transactions, which have been an essential tool in the growth of our seismic data library, will tend to be for individual surveys or groups of surveys. We also use non-monetary exchanges in conjunction with data acquisitions and cash purchases. In addition, we may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from our library.

Value-Added Products: We create new products from existing seismic surveys in our library by extracting a variety of additional information from surveys that was not readily apparent in the initial products. Opportunities to extract such additional information and create such additional products may result from information from secondary sources, alternative conclusions regarding the initial products and applying alternate or more complex processes to the initial products, or some combination of these factors. Additional products may include Pre-Stack Time Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes, Rock Property volumes and Pre-Stack Depth Migration volumes. Typically, one or more customers will underwrite a portion of the direct cost involved in these products in exchange for a license or licenses to use the resulting data. Under these licenses, the customers usually have exclusive access to the newly acquired data for a limited term. After this limited term of exclusivity, the data is added to our library for licensing to the industry on a non-exclusive basis. Work on these projects may be performed by Matrix, outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist. We employ experienced geoscientists who design these value-added products and oversee the processing to ensure the quality and longevity of the data created.

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

Backlog

At March 15, 2010, our backlog of underwriting commitments related to new data creation projects was $27.6 million compared with $39.2 million at March 6, 2009. We anticipate that the majority of this backlog will be recognized over the next 12 months.

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

Customers

We market our seismic data to a varied customer base. Our customers range from small and mid-cap exploration and production companies and private prospect generating individuals to several of the largest companies in the oil and gas industry. No one customer accounted for more than 10% of revenue during the years ended December 31, 2009 and 2007. During the year ended December 31, 2008 one customer accounted for 11.3% of our revenue. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

Competition

The creation and licensing of seismic data is competitive. Customers consider several factors, including location of data, price, technological expertise and reputation for quality and dependability, when choosing a service provider. There are a number of geophysical companies that create, market and license seismic data and maintain their own seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are CGGVeritas; Geokinetics, Inc.; Global Geophysical Services, Inc.; Pulse Seismic Inc.; Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana); TGS Nopec; and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.

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

Employees

As of December 31, 2009, we and our subsidiaries had 108 full-time employees, including 6 executive officers, 16 marketing staff and 27 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

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

Available Information

We make available free of charge, or through the “Investor Relations” section of our website at www.seitel.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our Code of Business Conduct and Ethics is also available through the “Investor Relations-Corporate Governance” section of our website or in print to any stockholder who requests them.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors

The duration of the current economic downturn and depressed commodity prices could adversely affect demand for our seismic data and related services and may increase our credit risk of customer non-payment.

Many of our customers are independent oil and gas companies and private prospect-generating companies that rely primarily on bank or commercial debt financing or private investments and cash flow from operations to finance their exploration, production, development and field management activities. We believe that the uncertainty surrounding the duration of the economic downturn commencing in late 2008 could result in continued limitation in the availability or increase in the cost of these types of capital. As a result, demand for our seismic data and related services could be adversely affected by these financial market conditions, which, in turn, could have a material adverse effect on our results of operations and cash flow. We are unable to predict the severity or duration of any such decrease in demand. Depressed commodity prices could also result in many oil and gas companies significantly reducing their levels of capital spending which could result in reduced demand for our seismic data and related services as our customers’ operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced as a consequence of lower commodity prices. We may also face increased credit risk from customers as the ability of some of our customers to pay amounts owed to us may be impaired because of the falling commodity prices and decreases in their liquidity and capital resources.

Our industry is cyclical and our business could be adversely affected by the level of capital expenditures by oil and gas companies and by the level and volatility of oil and natural gas prices.

Our industry and the oil and gas industry generally are subject to cyclical fluctuations. Demand for our services depends upon spending levels by oil and gas companies for exploration, production, development and field management of oil and natural gas reserves and, in the case of new seismic data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies’ short-term and strategic plans. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

•	levels of demand for, and production of, oil and natural gas;

•	worldwide political, military and economic conditions;

•	weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

•	the level of oil and natural gas reserves; and

•	government policies regarding adherence to OPEC quotas.

Oil and natural gas prices are subject to significant volatility and there can be no assurance that oil and natural gas prices and demand will not decline in the future. Low oil and natural gas prices and demand could result in decreased exploration and development spending by oil and gas companies, which could, in turn, affect our seismic data business. Our customers may adjust their exploration and development spending levels very quickly in response to any material change in oil and natural gas prices. A continued recession in 2010 may lead to further significant fluctuations in demand and pricing for oil and gas or seismic data. Any future decline in oil and natural gas prices, sustained downturn in the oil and gas or seismic data industries, or sustained periods of reduced capital expenditures by oil and gas companies as a result of factors which are beyond our control could have a material adverse effect on our results of operations and cash flow.

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

We have a significant amount of leverage and interest expense. As of December 31, 2009, we had approximately $405.6 million of total outstanding indebtedness, including $3.4 million of capital leases. Our 2010 consolidated annual debt service requirements are expected to aggregate approximately $39.7 million. We may also incur additional indebtedness in the future.

Our high level of indebtedness could have negative consequences to us, including:

•	we may have difficulty satisfying our obligations with respect to our debt;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•

we may need to use all, or a substantial portion, of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	our vulnerability to general economic downturns and adverse industry conditions could increase;

•	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;

•	our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•	our customers may react adversely to our significant debt level and seek or develop alternative licensors or suppliers;

•

we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary to repurchase all of the notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the notes; and

•

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

In addition, our U.S. secured credit facility and our Canadian revolving credit facility bear interest at variable rates. If market interest rates increase, debt service on our credit facilities will rise, which would adversely affect our cash flow. Although we may employ hedging strategies such that a portion of the aggregate principal amount of these credit facilities carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of these credit facilities may not be hedged and, accordingly, the portion that is not hedged will be subject to changes in interest rates.

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion of our seismic acquisition project costs, including third-party project costs, are underwritten by our customers. We target an average of 70% underwriting levels for new seismic acquisition projects on an aggregate basis. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer’s underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

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

Our operating results and cash flows from operations have in the past, and may in the future, vary in material respects from period to period. Factors that have and could cause variations include (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers’ budgetary cycles and their effect on the demand for geophysical activities, (3) seasonal factors, (4) the timing of sales of licenses and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern and (5) technological or regulatory changes. These revenue fluctuations could produce unexpected adverse operating results in any period.

Reduced demand for our seismic data may result in an impairment of the value of our seismic data library.

Reduced demand, future sales or cash flows may result in a requirement to increase amortization rates or record impairment charges to reduce the carrying value of our data library. Such increases or charges, if required, could be material to operating results in the periods in which they are recorded. For purposes of evaluating potential impairment losses, we estimate the future cash flows attributable to a library component by evaluating historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting our customer base, expected changes in technology and other factors that we deem relevant. As a result of these factors, among others, estimations of future cash flows are highly subjective, inherently imprecise and can fluctuate materially from period to period. Accordingly, if conditions change in the future, we may record impairment losses relative to our seismic data library, which could materially affect our results of operations in any particular reporting period.

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

A portion of our revenues are derived from our Canadian activities and operations. As a result, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in other accumulated other comprehensive income (loss) in stockholder’s equity. Realized gains and losses on translation of the Canadian operations into U.S. dollars are included in net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

Our success also depends to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Only our President and Chief Executive Officer and our Chief Operating Officer have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Our inability to attract and retain key personnel could have a material adverse effect on our ability to manage our business properly.

Current and future government regulation may negatively impact demand for our products and services and increase our cost of conducting business.

The conduct of our business and the use of our products and services are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States and Canada. These laws and regulations may impose numerous obligations that are applicable to our operations including:

•	the acquisition of permits before commencing regulated activities; and

•	the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands or wilderness areas.

Failure to comply with laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Additionally, these laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and services and, therefore, may impact our results of operations or increase our liabilities. Changes in these and other laws and regulations or additional regulation could cause the demand for our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase, which could adversely affect our business.

Technological changes not available to us could adversely affect our business.

New data acquisition or processing technologies may be developed. We cannot assure you that new and enhanced products and services introduced by one of our competitors will not gain market acceptance, will be available to us or will not adversely affect us.

Our U.S. secured credit facility and the indenture governing our 9.75% Senior Notes contain a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our U.S. secured credit facility and the indenture governing our 9.75% Senior Notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our capital stock;

•	redeem our capital stock;

•	make investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into transactions with affiliates; and

•	effect mergers or consolidations.

Our U.S. secured credit facility includes additional covenants, including a requirement that we achieve certain financial and operating results and maintain compliance with a specified financial ratio. Our ability to comply with this ratio may be affected by events beyond our control.

The restrictions contained in our U.S. secured credit facility and the indenture governing our 9.75% Senior Notes could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratio could result in a default under our U.S. secured credit facility and/or the indenture governing our 9.75% Senior Notes. If an event of default occurs under our U.S. secured credit facility, which includes an event of default under the indenture governing the 9.75% Senior Notes, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•	require us to apply all of our available cash to repay the borrowings; or

•	prevent us from borrowing under our U.S. secured credit facility;

any of which could also result in an event of default under the 9.75% Senior Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our U.S. secured credit facility, which constitutes substantially all of our and our domestic subsidiaries’ assets. Although holders of the 9.75% Senior Notes could accelerate the 9.75% Senior Notes upon the acceleration of the obligations under our U.S. secured credit facility, we cannot assure you that sufficient assets will remain to repay the 9.75% Senior Notes after we have paid all the borrowings under our U.S. secured credit facility and any other debt.

Failure to comply with the SEC’s final judgment of permanent injunction entered on consent against us could adversely affect our business, and could subject us to further SEC investigations, enforcement action, criminal prosecution and significant penalties.

We were the subject of a formal investigation by the SEC’s Division of Enforcement. We cooperated fully with the SEC during the course of its investigation, and reached a consensual resolution of the SEC’s civil complaint resulting in its consent to a final judgment of permanent injunction, referred to as the SEC Injunction, being entered on June 16, 2003 in the United States District Court for the Southern District of Texas, Houston Division. The agreement for the entry of the SEC Injunction was without admitting or denying the allegations in the SEC’s complaint, which had alleged violations of the reporting, books and records, internal controls and proxy statement provisions of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and rules and regulations adopted under the Exchange Act. Our chief executive officer and chief financial officer at the time of the events giving rise to the SEC’s complaint have been replaced.

The SEC Injunction, by its terms, permanently restrains and enjoins us from, among other things, (1) filing with the SEC any report under the Exchange Act that contains any untrue statement of a material fact, which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or that omits to disclose any information required to be disclosed, (2) failing to make and keep accurate books, records and accounts, (3) failing to devise and maintain an adequate system of internal accounting controls and procedures, and (4) soliciting any proxy or consent or authorization in respect of any security registered under Section 12 of the Exchange Act in contravention of the SEC’s proxy rules, or making any solicitation by means of any proxy statement, form of proxy, notice of meeting or other communication subject to the SEC’s proxy rules which, at the time and in light of the circumstances under which it is made, is false or misleading with respect to any material fact, or which omits to state any material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Our management has concluded that our internal controls for financial reporting and our disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that we have detected all possible control issues. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud could occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on us.

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

Location	Approximate Square Footage	Use	Owned/Leased
Houston, Texas	80,125	Administrative; Financial; Marketing; Operations; Warehouse	Leased
Denver, Colorado	1,513	Marketing	Leased
New Orleans, Louisiana	364	Marketing	Leased
Calgary, Alberta, Canada	23,270	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,985	Warehouse	Leased

Item 3.	Legal Proceedings

We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to our financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2009, we did not have any amounts accrued related to litigation claims, as we believe it is not probable that any amounts will be paid relative to such litigation and claims.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2009, there was one holder of record of our 100 shares of common stock, $0.001 par value.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Covenants within our 9.75% Senior Notes restrict our ability to pay cash dividends on our capital stock. Future declaration and payment of cash dividends, if any, on our common stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

Item 6.	Selected Consolidated Financial Data (In Thousands)

As a result of the Merger, which was completed on February 14, 2007, our capital structure and our basis of accounting differ from those prior to the Merger. Our financial data in respect of all reporting periods after February 13, 2007 reflect the Merger under the purchase method of accounting. The financial information for the periods before the Merger is referred to as “Predecessor Period” and financial information for the periods after the Merger is referred to as the “Successor Period.”

The following table summarizes certain historical consolidated financial data of Seitel and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein.

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended December 31,
	2009	2008	Dec. 31, 2007	Feb. 13, 2007	2006	2005
Statement of Operations Data:
Revenue	$115,345	$172,403	$129,802	$19,010	$191,919	$149,178

Expenses and costs:
Depreciation and amortization	150,199	168,629	146,072	11,485	88,662	98,373
Impairment of intangible asset	—	225	—	—	—	—
Gain on sale of seismic data	—	—	—	—	(231)	—
Cost of sales	290	462	218	8	234	185
Selling, general and administrative	25,090	36,316	33,393	3,577	35,930	34,910
Merger	—	357	2,657	17,457	1,449	—

	175,579	205,989	182,340	32,527	126,044	133,468

Income (loss) from operations	(60,234)	(33,586)	(52,538)	(13,517)	65,875	15,710

Interest expense, net	(40,696)	(40,017)	(38,844)	(2,284)	(19,520)	(23,224)
Foreign currency exchange gains (losses)	1,008	(4,059)	3,173	(102)	259	963
Gain (loss) on sale of marketable securities	—	—	—	—	27	(11)
Other income	151	40	39	12	—	—

Income (loss) from continuing operations before income taxes	(99,771)	(77,622)	(88,170)	(15,891)	46,641	(6,562)
Provision (benefit) for income taxes	(2,974)	(3,548)	(11,057)	452	(715)	(4,776)

Income (loss) from continuing operations	(96,797)	(74,074)	(77,113)	(16,343)	47,356	(1,786)
Income (loss) from discontinued operations, net of tax	—	—	—	—	(142)	47

Net income (loss)	$(96,797)	$(74,074)	$(77,113)	$(16,343)	$47,214	$(1,739)

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$26,270	$42,678	$43,443	$107,495	$78,182
Seismic data library, net	200,389	279,257	349,039	123,123	111,946
Total assets	522,019	643,825	743,101	305,435	246,671
Total debt	405,732	405,499	406,481	189,038	188,600
Stockholder’s equity (deficit)	46,361	115,785	220,958	37,491	(11,161)
Common shares outstanding	100	100	100	155,184	153,604

Item 7.	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

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

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. These markets continue to experience major changes. Having spent several years increasing their focus on international exploration opportunities, several major oil companies have become more active in the U.S. market than in the past few years. Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity. Although exploration activity in North America declined in 2009 as a result of economic uncertainty and low commodity prices, we expect demand recovery for natural gas over the medium term to lead to renewed growth exploration activity in the U.S. and Canada.

Our clients continue to seek our services to create data in the United States and Canada. On March 15, 2010, our clients’ commitment for underwriting on new data creation projects was $27.6 million. Licensing data “off the shelf” does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

In 2009, oil and gas companies’ demand for seismic data declined due to reduction in exploration spending in the U.S. and Canada caused by weak commodity prices, economic uncertainty and tough credit markets. We expect seismic industry market conditions will improve in 2010 over that seen in 2009.

The Merger and Related Transactions

On February 14, 2007, Acquisition Corp. was merged with and into Seitel, pursuant to a merger agreement between Seitel, Acquisition Corp. and Holdings dated October 31, 2006. Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings.

In connection with the Merger, we paid $187.0 million of our 11.75% Senior Notes and issued $400.0 million of our 9.75% Senior Notes. Accordingly, as a result of the increase in our indebtedness, our interest expense has been significantly higher in periods following the Merger.

The Merger was accounted for as a business combination on a step acquisition basis. ValueAct Capital progressively increased its interest in Seitel in a series of transactions with the most significant transactions occurring on March 1, 2006 and February 14, 2007, the date of the Merger. Therefore, the assets and liabilities of Seitel for financial reporting purposes were recorded at the closing of the Merger based on the proportional fair values at March 1, 2006 and February 14, 2007 with the remainder allocated to goodwill. For income tax purposes, these assets and liabilities remained at their historic tax basis. This resulted in recording deferred tax liabilities at the closing of the Merger.

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

Although Seitel continues as the same legal entity after the Merger, the consolidated financial information for the year ended December 31, 2007 is presented for two periods: January 1, 2007 through February 13, 2007 (the “Predecessor Period” or “Predecessor,” as context requires), which relates to the period proceeding the Merger and February 14, 2007 through December 31, 2007, which relates to the period succeeding the Merger. All financial statements for periods succeeding the Merger are referred to as “Successor Period” or “Successor,” as context requires. The combined results for the year ended December 31, 2007 represent the addition of the Predecessor and 2007 Successor Periods (“Combined”). This combination does not comply with United States generally accepted accounting principles, or GAAP, or with the rules for pro forma presentation but is presented because we believe it provides a meaningful comparison of our results. The results of the Successor are not comparable to the results of the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical costs. The Combined results do not reflect the actual results we would have achieved absent the Merger and are not indicative of our future results of operations.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data. The economic downturn resulted in lower commodity prices and reduced exploration capital expenditures, which, in turn, has caused demand for seismic data to decline. There continues to be uncertainty as to the recovery from the economic downturn and the impact on demand for seismic data.

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

North America Drilling Activity: The economic downturn in North America resulted in reduced demand for natural gas due to an imbalance between supply and demand that led to lower hydrocarbon prices resulting in a decrease in drilling activity in the first part of 2009 with land rig counts in North America reaching a low in May 2009. We believe near-term drilling activity in North America will be largely influenced by natural gas fundamentals. Drilling activity in 2010 is currently expected to increase moderately over 2009 levels, influenced by continued low global energy demand and U.S. natural gas storage levels.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD	COMBINED (1)
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	2009	2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007
Cash resales	$49,268	$117,305	$115,821	$5,985	$121,806
Other revenue components:
Acquisition revenue	37,403	55,990	36,561	6,098	42,659
Non-monetary exchanges	1,764	7,625	7,981	(7)	7,974
Revenue deferred	(25,942)	(63,540)	(65,435)	(2,636)	(68,071)
Recognition of revenue previously deferred	48,328	48,480	30,141	8,946	39,087
Solutions and other	4,524	6,543	4,733	624	5,357

Total revenue	$115,345	$172,403	$129,802	$19,010	$148,812

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

Cash EBITDA

Cash EBITDA represents cash generated from licensing data from our data library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, less cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as merger and acquisition transaction costs and severance costs) and cost of goods sold.

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD	COMBINED (1)
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	2009	2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007
Cash EBITDA	$32,868	$93,791	$96,741	$3,430	$100,171
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	37,403	55,990	36,561	6,098	42,659
Non-monetary exchanges	1,764	7,625	7,981	(7)	7,974
Revenue deferred	(25,942)	(63,540)	(65,435)	(2,636)	(68,071)
Recognition of revenue previously deferred	48,328	48,480	30,141	8,946	39,087
Solutions revenue deferred	—	—	(50)	—	(50)
Recognition of Solutions revenue previously deferred	—	44	6	6	12
Less:
Depreciation and amortization	(150,199)	(168,629)	(146,072)	(11,485)	(157,557)
Impairment of intangible asset	—	(225)	—	—	—
Merger expenses	—	(357)	(2,657)	(17,457)	(20,114)
Merger and acquisition transaction costs	—	(6)	(1,145)	—	(1,145)
One-time costs associated with cost reduction measures	(1,170)	—	—	—	—
Non-cash operating expenses	(3,286)	(6,759)	(8,609)	(412)	(9,021)

Operating loss	$(60,234)	$(33,586)	$(52,538)	$(13,517)	$(66,055)

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

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2009, 2008 and 2007, we completed the addition of approximately 750 square miles, 2,700 square miles and 2,400 square miles, respectively, of seismic data to our library. For the period from January 1, 2010 to March 15, 2010 we completed the addition of 50 square miles and as of March 15, 2010 we had approximately 700 square miles of seismic data in progress.

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

Revenue Recognition

Revenue from Data Acquisition

We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data with a limited exclusivity period. Revenue from the creation of new seismic data is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for our data creation projects. The customers paying for the initial exclusive licenses receive legally enforceable rights to any resulting product of the specific activities required to complete the survey. The customers also receive access to and use of the newly acquired, processed data.

Revenue from Non-Exclusive Data Licenses

We recognize a substantial portion of our revenue from data licenses sold after any exclusive license period. Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

•	we have an arrangement with the customer that is validated by a signed contract;

•	the sales price is fixed and determinable;

•	collection is reasonably assured;

•	the customer has selected the specific data or the contract has expired without full selection;

•	the data is currently available for delivery; and

•	the license term has begun.

Copies of the data are available to the customer immediately upon request.

For licenses that have been invoiced for which payment is due or has been received, but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily sales commissions). This normally occurs under the library card, review and possession or review only license contracts because the data selection may occur over time. Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available.

Revenue from Non-Monetary Exchanges

In certain cases, we will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) or receive advanced data processing services in exchange for a non-exclusive license to selected seismic data from our library or as partial consideration for the underwriting of new data acquisition. These exchanges are referred to as non-monetary exchanges. In non-monetary exchange transactions, we record a data library asset for the data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognize revenue on the transaction in equal value in accordance with our policy on revenue from data licenses, that is, when the seismic data is selected by the customer, or revenue from data acquisition, as applicable. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Seismic Data Library

Costs associated with creating, acquiring or purchasing seismic data are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

Data Library Amortization

We amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate) or a straight-line basis over the useful life of the data. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data’s useful life. With respect to each survey in the data library, the straight-line policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period has lapsed.

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

In light of the current economic downturn and its negative effect on our revenue in 2009, we reevaluated our methodology for recording data library amortization and concluded our policy is still appropriate.

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

Goodwill is tested annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such reporting unit’s implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Subsequent to the Merger, we established October 1 as our annual impairment testing date.

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

Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would not increase amortization rates from 70% as of January 1, 2010. The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 73% as of January 1, 2010.

In a portion of our seismic data library activities, we engage in certain non-monetary exchanges and record a data library asset for the seismic data received and recognize revenue on the transaction in accordance with our policy on revenue from data licenses or revenue from data acquisition, as applicable. These transactions are valued at the fair value of the data received by us or licenses granted by us, whichever is more readily determinable. In addition, we obtain third-party concurrence on the portfolio of all non-monetary exchanges for data of $750,000 or more in order to support our estimate of the fair value of the transactions. Our estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between us and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

For our estimates of the fair value of goodwill, we prepare discounted cash flow analysis, which requires significant judgments and estimates about our future performance. If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management’s estimates and assumptions change in the future, the effect on our reported results could be significant to any particular reporting period.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the periods indicated (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD	COMBINED (1)
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	2009	2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007
Acquisition revenue:
Cash underwriting	$34,565	$41,511	$35,215	$6,087	$41,302
Underwriting from non- monetary exchanges	2,838	14,479	1,346	11	1,357

Total acquisition revenue	37,403	55,990	36,561	6,098	42,659

Resale licensing revenue:
Cash resales	49,268	117,305	115,821	5,985	121,806
Non-monetary exchanges	1,764	7,625	7,981	(7)	7,974
Revenue deferred	(25,942)	(63,540)	(65,435)	(2,636)	(68,071)
Recognition of revenue previously deferred	48,328	48,480	30,141	8,946	39,087

Total resale licensing revenue	73,418	109,870	88,508	12,288	100,796

Total seismic revenue	110,821	165,860	125,069	18,386	143,455

Solutions and other	4,524	6,543	4,733	624	5,357

Total revenue	$115,345	$172,403	$129,802	$19,010	$148,812

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

Total revenue was $115.3 million for the year ended December 31, 2009 compared to $172.4 million for the year ended December 31, 2008. This $57.1 million, or 33.1%, decline was due to a decrease in acquisition revenue and lower total resale licensing revenue. Acquisition revenue decreased in both the U.S. and Canada from $56.0 million in 2008 to $37.4 million in 2009 because of our planned reduction in new data acquisition resulting from the poor industry conditions and economic uncertainty in 2009. Total resale licensing revenue was $73.4 million in 2009 compared to $109.9 million in 2008. Resale licensing revenue in 2009 was impacted by weak natural gas prices and the slowdown in drilling activity in North America with oil and gas companies curtailing their exploration and development spending as compared to 2008. Cash resales were $49.3 million in 2009, down 58% compared to $117.3 million in 2008, as clients’ general concerns about the economic environment and liquidity delayed spending on seismic data. For the year 2009, core cash resales (U.S. 3D and Canada 2D and 3D data) were $46.0 million, down 55.9% from the 2008 level of $104.2 million. Non-core cash resales (U.S. 2D and offshore data) decreased from $13.1 million in 2008 to $3.3 million in 2009. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $1.8 million in 2009 compared to $7.6 million in 2008. Revenue deferred decreased from $63.5 million to $25.9 million due to a fewer amount of library card contracts entered into in 2009 as compared to 2008. Recognition of previously deferred revenue, primarily selections, was relatively stable between 2009 and 2008 at $48.3 million and $48.5 million, respectively. Solutions and other revenue decreased from $6.5 million in 2008 to $4.5 million in 2009 primarily resulting from the lower level of seismic revenue and the types of products delivered.

Total revenue was $172.4 million for the year ended December 31, 2008 compared to $148.8 million for the year ended December 31, 2007, an increase of $23.6 million, or 15.9%. Acquisition revenue increased 31.3% to $56.0 million in 2008 from $42.7 million in 2007 primarily from increased data creation activity in Canada. Total resale licensing revenue increased 9.0% from $100.8 million in 2007 to $109.9 million in 2008 and was the result of various changes in the components of licensing revenue. Cash resales were $117.3 million in 2008 compared to $121.8 million in 2007. This decrease between years was primarily due to lower cash resales in the fourth quarter of 2008 as a result of the economic downturn. For the year 2008, core cash resales (U.S. 3D and Canada 2D and 3D data) were $104.2 million, down 4.3% from the 2007 level of $108.8 million. Non-core cash resales (U.S. 2D and offshore data) were relatively stable between 2008 and 2007 at $13.1 million and $13.0 million, respectively. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $7.6 million in 2008 compared to $8.0 million in 2007. Revenue deferred decreased from $68.1 million in 2007 to $63.5 million in 2008 due to fewer library card contracts (which require deferral) and more direct licenses of data (not requiring deferral). Revenue recognized from previously deferred contracts, primarily selections, increased $9.4 million primarily due to the growth in the inventory of open library cards from which clients selected subsequent to the Merger. Solutions and other revenue increased from $5.4 million in 2007 to $6.5 million in 2008 primarily resulting from the higher level of seismic revenue and the types of products delivered.

At December 31, 2009, we had a deferred revenue balance of $26.7 million compared to the December 31, 2008 balance of $67.7 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2010	$21,960
2011	4,237
2012 and thereafter	525

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD	COMBINED (1)
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
	2009	2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007
Amortization of seismic data:
Income forecast	$65,424	$101,301	$81,816	$6,911	$88,727
Straight-line	77,031	59,288	57,158	4,296	61,454

Total amortization of seismic data	142,455	160,589	138,974	11,207	150,181
Depreciation of property and equipment	2,256	2,345	1,965	278	2,243
Amortization of acquired intangibles	5,488	5,695	5,133	—	5,133

Total	$150,199	$168,629	$146,072	$11,485	$157,557

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

Total seismic data library amortization amounted to $142.5 million, $160.6 million and $150.2 million in 2009, 2008 and 2007, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. The Successor Periods reflect the higher level of amortization as a result of the step-up to fair value of our seismic data library in connection with the Merger.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	SUCCESSOR PERIOD			PREDECESSOR PERIOD	COMBINED (1)
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -	Year Ended
Components of Amortization	2009	2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007
Income forecast	59%	61%	65%	38%	62%
Straight-line	70%	36%	46%	23%	43%

Total	129%	97%	111%	61%	105%

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

The percentage of income forecast amortization to total seismic revenue was 59% for the year ended December 31, 2009; 61% for the year ended December 31, 2008; and 62% for the year ended December 31, 2007. In all three years, we had resale revenue recognized which was from data whose costs were fully amortized. In 2009, 24% of resales did not attract amortization, as compared to 19% in 2008 and 15% in 2007. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The $17.7 million increase in straight-line amortization from 2008 to 2009 was due to lower revenues and the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization in 2009. Straight-line amortization did not vary significantly between 2007 and 2008.

For the year ended December 31, 2009, the rates utilized under the income forecast method ranged from 70% to 74%. For the year ended December 31, 2008, the rates utilized under the income forecast method ranged from 70% to 73%. For the year ended December 31, 2007, the amortization rate utilized under the income forecast method was 70% for all components. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2010, the amortization rates to be utilized under the income forecast method is 70% for all components.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years. Amortization related to customer relationships, internally developed software and covenants not to compete totaled $5.5 million, $5.7 million, and $5.1 million for the year ended December 31, 2009; for the year ended December 31, 2008; and the period from February 14, 2007 to December 31, 2007, respectively.

Impairment of Intangible Asset

During the year ended December 31, 2008, we recorded an impairment charge of $0.2 million related to the customer relationship intangible asset that resulted from our October 2007 purchase of a small data fulfillment company in Canada. The impairment was necessary as a result of the loss of significant customer business and current-period and projected operating losses associated with the customer relationship intangible asset. The impairment was determined by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset. The resulting impairment reduced the customer relationship intangible asset to $0. Subsequently in 2009, we sold this data fulfillment company.

Goodwill and Indefinite Lived Intangibles

We performed our annual assessment of the recoverability of goodwill and indefinite lived intangibles on October 1, 2009, and concluded that no impairment of goodwill or indefinite lived intangibles was indicated. This evaluation utilized discounted cash flow analysis and multiple analyses of our historical and forecasted operating results. We evaluated whether the decline in cash resales in 2009 represented a significant decline in our underlying fair value. Based upon our analysis, we do not believe the decline was caused by significant underperformance of the company relative to historical or projected future operating results or a significant change in the manner of our use of the acquired assets or the strategy for our overall business. We will, however, continue to monitor whether a continued decline in our cash resales or our failure to meet cash flow projections in the future represent triggering events that would require us to perform an interim goodwill and indefinite lived intangibles impairment test in subsequent periods. In the event such a test is required, we might be required to record a significant charge for the impairment of our goodwill and indefinite lived intangibles.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $25.1 million in 2009, $36.3 million in 2008 and $37.0 million in 2007. SG&A expense is made up of the following expense categories (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD	COMBINED (1)
	Year Ended December 31,		Feb. 14, 2007-	Jan. 1, 2007 -	Year Ended
	2009	2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007
Cash SG&A expenses	$21,804	$29,557	$24,784	$3,165	$27,949
Non-cash equity compensation expense	3,034	6,492	8,371	412	8,783
Non-cash rent expense	252	267	238	—	238

Total	$25,090	$36,316	$33,393	$3,577	$36,970

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

The decrease in cash SG&A expenses of $7.8 million from the year ended December 31, 2008 to the year ended December 31, 2009 was primarily due to (1) a decrease of $4.1 million in personnel costs resulting from workforce reductions and reductions in base salaries and employee benefits implemented in 2009, (2) a decrease of $1.1 million due to no performance incentive expense in 2009 because of lower cash resales resulting from the economic downturn, (3) a decrease of $1.4 million in sales commissions as a result of lower revenues and (4) a decrease of $2.6 million in various other expenses resulting primarily from cost cutting measures implemented in 2009, of which $1.0 million resulted from savings in travel, marketing and entertainment costs. These decreases were partially offset by $1.1 million of one-time costs incurred to implement cost reduction measures and additional reserves for bad debt in 2009 of $0.3 million.

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

The decrease in non-cash equity compensation expense of $3.5 million between 2009 and 2008 and of $2.3 million between 2008 and 2007 was primarily due to a reduction in the expense related to stock options granted to certain employees and non-employee directors since the Merger due to the expense being recognized using graded vesting. The reduction between 2008 and 2007 was partially offset by a charge of $0.6 million in the year ended December 31, 2008 due to the issuance of fully vested restricted stock units to certain key employees.

The non-cash rent expense in the Successor Periods related to amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and is being amortized over its remaining lease term from the Merger date of 6.25 years.

Merger Expenses

Merger expenses in 2008 and 2007 included the following fees and expenses incurred in connection with the merger transaction; no merger expenses were recorded in 2009 (in thousands):

	SUCCESSOR PERIOD		PREDECESSOR PERIOD	COMBINED (1)
	Year Ended	Feb. 14, 2007-	Jan. 1, 2007 -	Year Ended
	Dec. 31, 2008	Dec. 31, 2007	Feb. 13, 2007	Dec. 31, 2007
Investment banking fees	$—	$—	$7,789	$7,789
Legal and advisory fees	—	498	629	1,127
Change in control payments	357	2,159	2,745	4,904
Early vesting of restricted stock (non-cash)	—	—	6,294	6,294

	$357	$2,657	$17,457	$20,114

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

Other Income (Expense)

Interest expense was $41.2 million for each of the years ended December 31, 2009 and 2008 and $42.9 million for the year ended December 31, 2007. The $1.7 million decrease in interest expense from 2007 to 2008 was primarily due to the 2007 period including $4.0 million related to fees from the non-utilized acquisition financing bridge facility. This decrease was partially offset by higher interest expense resulting from our higher debt level subsequent to the Merger.

Interest income was $0.5 million, $1.2 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease between 2008 and 2009 was mainly due to lower cash balances in 2009 resulting from lower cash resales as well as lower rates of return on our cash investments. The decrease between 2007 and 2008 was mainly due to lower rates of return on our cash investments during 2008.

During the three years ended December 31, 2009, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $1.0 million, $(4.1) million and $3.1 million, respectively.

Income Taxes

Tax benefit was $3.0 million, $3.5 million and $10.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 benefit was comprised of (i) a benefit of $2.8 million related to our Canadian operations, (ii) a benefit of $0.3 million related to certain research and development tax credits received in Canada, (iii) $0.1 million of state tax benefit in the U.S. and (iv) an expense of $0.2 million related to penalties and interest on uncertain tax positions. The Federal tax benefit of $30.8 million in 2009 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

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

The 2007 benefit related to both our U.S. and Canadian operations. In the U.S., a deferred tax liability of $4.4 million was recorded in connection with the Merger due to the step-up in asset value related to the Merger. In the period from February 14, 2007 to December 31, 2007, a U.S. Federal tax benefit was recorded equivalent to the amount of deferred tax liability with the remainder of the benefit from our U.S. book loss being offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. In Canada, a tax benefit of $7.4 million was recognized on our Canadian operations in the period from February 14, 2007 to December 31, 2007. Additionally, we recorded other tax expense primarily related to state income tax and uncertain tax positions totaling approximately $0.7 million in the period from February 14, 2007 to December 31, 2007. Tax expense for the period from January 1, 2007 to February 13, 2007 primarily related to taxes on our Canadian operations and uncertain tax positions. The Federal income tax expense recorded on our U.S. operations was offset by a reduction in our deferred tax asset valuation allowance resulting in no Federal tax expense in the U.S. for the period from January 1, 2007 to February 13, 2007.

Liquidity and Capital Resources

As of December 31, 2009, we had $26.3 million in consolidated cash, cash equivalents and short-term investments, including $113,000 of restricted cash. Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility: On December 22, 2009, we entered into a secured credit agreement which provides the ability to borrow up to $9.9 million. Borrowings under the facility may be made from date of the agreement until December 31, 2010. Borrowings may be prepaid and, in certain circumstances as defined in the agreement, mandatory prepayments are required. However, such prepaid amounts may not be reborrowed. The maturity date of the facility is December 22, 2014. The facility contains financial covenants, including a covenant requiring us to achieve and maintain a minimum level of cash EBITDA (as defined in the agreement governing the facility). At December 31, 2009, there was no outstanding balance under the facility and there was $9.9 million of availability.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of December 31, 2009, no amounts were outstanding on this revolving line of credit and $5.0 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. The proceeds from the notes were used to partially fund the transactions in connection with the Merger. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of December 31, 2009, $2.0 million of the 11.75% Senior Notes remain outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations. As of December 31, 2009, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
Contractual cash obligations	Total	2010	2011-2013	2014-2015	2016 and thereafter
Debt obligations (1)(2)	$578,216	$39,307	$119,409	$419,500	$—
Capital lease obligations (2)	4,944	354	1,124	783	2,683
Operating lease obligations	3,399	1,194	2,205	—	—

Total contractual cash obligations	$586,559	$40,855	$122,738	$420,283	$2,683

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and our 11.75% Senior Notes totaling $2.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $40.9 million, $88.8 million, $84.9 million and $5.6 million for the years ended December 31, 2009 and 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively. Operating cash flows for 2009 decreased from 2008 primarily due to the lower level of our cash resales in 2009 as a result of the slowdown in activity. Operating cash flows for the year ended December 31, 2008 decreased $1.8 million from the combined period January 1, 2007 to December 31, 2007 primarily due to an increase in interest expense paid and a decrease in cash received from our customers during 2008. These uses of cash were partially offset by the 2007 period including the payment of fees and expenses totaling $13.2 million related to the Merger whereas 2008 only included the payment of $2.5 million of Merger related expenses.

Cash Flows from Investing Activities: Cash flows used in investing activities were $56.3 million, $92.1 million, $59.7 million and $8.4 million for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively. Cash expenditures for seismic data were $55.9 million, $90.7 million, $58.7 million and $8.4 million for the year ended December 31, 2009; for the year ended December 31, 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively. The decrease in cash invested in seismic data for 2009 compared to 2008 was primarily due to a decrease in cash paid for new data acquisition projects in both the U.S. and Canada because of our planned reduction in capital expenditures resulting from the poor industry conditions and economic uncertainty in 2009. The increase in cash invested in seismic data for the year ended December 31, 2008 compared to the combined period January 1, 2007 to December 31, 2007 was primarily due to an increase in cash paid for new data acquisition projects partially offset by a decrease in cash purchases of seismic data.

Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million, $0.1 million, $83.3 million and $0.4 million for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively. The period from February 14, 2007 to December 31, 2007 included (i) the issuance of $400.0 million of our 9.75% Senior Notes; (ii) a cash capital contribution of $153.5 million by ValueAct Capital in connection with the Merger and $0.2 million as a result of the issuance of additional shares of Holding's stock; (iii) acquisition of all of our outstanding common stock (other than shares owned by ValueAct Capital and management investors) in connection with the Merger for a total of $386.6 million; (iv) payment of $233.4 million on our 11.75% Senior Notes, including principal and certain fees and expenses associated with the tender offer; and (v) payment of $17.3 million of financing fees in connection with the Merger.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required payments of interest on our 9.75% and 11.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see “ - Overview” and “Item 1A. Risk Factors” above.

Deferred Taxes

As of December 31, 2009, we had a net deferred tax liability of $6.1 million attributable to our Canadian operations. In the United States, we had a Federal deferred tax asset of $88.7 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the Federal deferred tax asset will be realized. As of December 31, 2009, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the United States, we had a state deferred tax asset of $0.3 million which was recognized as it is more likely than not that the state deferred tax asset will be realized.

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

Capital Expenditures

During 2009, capital expenditures for seismic data and other property and equipment amounted to $54.3 million. Our capital expenditures for 2010 are presently estimated to be $67.0 million. Our 2009 actual and 2010 estimated capital expenditures are comprised of the following (in thousands):

	Year Ended December 31, 2009	Estimate For Year Ending December 31, 2010
New data acquisition	$48,931	$56,000
Cash purchases and data processing	2,771	500
Non-monetary exchanges	2,197	10,000
Other property and equipment	400	500

Total capital expenditures	54,299	67,000
Less:
Non-monetary exchanges	(2,197)	(10,000)
Changes in working capital	4,163	—

Cash investment per statement of cash flows	$56,265	$57,000

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Year Ended December 31, 2009	Estimate For Year Ending December 31, 2010
Total capital expenditures	$54,299	$67,000
Less:
Non-cash additions	(2,197)	(10,000)
Cash underwriting	(34,565)	(42,000)

Capital expenditures funded from operating cash flow	$17,537	$15,000

As of March 15, 2010, we had capital expenditure commitments related to data acquisition projects of approximately $38.4 million of which we have obtained approximately $26.8 million of cash underwriting and $0.8 million of underwriting from non-monetary exchanges.

As we see improvement in market conditions and demand for seismic data, we could increase the level of our capital expenditures for 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 on Topic 605, “Revenue Recognition – Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. We will be required to apply the standard prospectively to any contracts that may contain multiple-element arrangements entered into or materially modified on or after January 1, 2011; however, earlier application is permitted. We do not currently expect the adoption of this new accounting update to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We are currently evaluating the impact of adopting the guidance and will include any required disclosures in our report for the interim period ending March 31, 2010, as appropriate. We do not currently expect the adoption of this new accounting update to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2009 and 2008 we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$54	$2,059	$66	$29	$400,000	$—	$402,208	$314,564
Average Interest
Rate	9.76%	9.76%	9.75%	9.75%	9.75%	—	9.76%

The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$49	$54	$2,059	$65	$29	$400,000	$402,256	$140,804
Average Interest
Rate	9.76%	9.76%	9.76%	9.75%	9.75%	9.75%	9.76%

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) for us. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment and such criteria, management believes that, as of December 31, 2009, our internal control over financial reporting was effective. Our assessment also appears on page F-1.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of March 15, 2010, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position
Robert D. Monson	54	President, Chief Executive Officer and Director
Kevin P. Callaghan	57	Chief Operating Officer, Executive Vice President and Director
Marcia H. Kendrick	49	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
David A. Richard	51	President-Olympic Seismic Ltd.
Randall A. Sides	43	President-Seitel Data, Ltd.
Robert J. Simon	54	Senior Vice President of Business Development
Allison A. Bennington	46	Director
Ryan M. Birtwell	27	Director
Jay H. Golding	64	Director
John E. Jackson	51	Director
Peter H. Kamin	48	Director
Gregory P. Spivy	41	Director

Robert D. Monson has been our President and Chief Executive Officer and one of our directors since December 15, 2004. He previously served as our Chief Financial Officer from May 10, 2004 until December 15, 2004 and served as Secretary from August 31, 2004 until December 15, 2004. Mr. Monson has over 25 years of experience in the oil and gas industry, including over nine years in the international seismic industry. Prior to joining Seitel, he served in various capacities with Schlumberger Limited (“Schlumberger”), a New York Stock Exchange, Inc. listed company, since 1985. In his last position with Schlumberger, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations. Mr. Monson’s qualifications to serve on our board of directors include his long tenure as one of our directors, as well as his extensive background in the oil and gas industry and his many years of business experience.

Kevin P. Callaghan has been our Chief Operating Officer and Executive Vice President since June 2002 and one of our directors since January 2010. From January 1998 to June 2002, Mr. Callaghan was Senior Vice President of Seitel Data, Ltd. He was president of Olympic Seismic Ltd., a wholly-owned subsidiary of Seitel, from June 2002 until December 2004, interim president of Olympic Seismic Ltd. from July 2001 until June 2002 and vice president of Olympic Seismic Ltd. from January 2001 until July 2001. Mr. Callaghan joined us in August 1995 as Vice President of Onshore Operations of Seitel Data, Ltd. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his most recent position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC (“Wandoo”), privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005. Mr. Callaghan’s long seismic industry experience and his various operational and management positions bring valuable managerial and corporate governance skills to the full board of directors.

Marcia H. Kendrick, CPA, has been our Chief Financial Officer, Executive Vice President and Secretary since October 2009, and our Treasurer since May 2005. She was our Chief Accounting Officer and Assistant Secretary from August 1993 to October 2009 and Senior Vice President from September 2001 to October 2009. Ms. Kendrick also served as our interim Chief Financial Officer from December 2004 to July 2005 and from June 2002 to May 2004. Prior to joining Seitel in 1993, she was employed by Arthur Andersen LLP, where her last position was Director of Finance and Administration.

David A. Richard has been President of Olympic Seismic Ltd. since July 2009. Prior to this date, he had been our Senior Vice President responsible for corporate business development activities in both the United States and

Canada. Prior to joining us in June 2008, Mr. Richard was co-founder, President and Chief Executive Officer of FX Energy Ltd, a private junior oil and gas company, from 2005 to 2008. He was President and Chief Executive Officer of Kelman Technologies Inc., an oil and gas technology company which performs seismic data processing and data management services, from 1999 to 2005. In addition, Mr. Richard was Chief Executive Officer of IHS Energy Group, a global energy information and software company, from 1996 to 1999. Mr. Richard has been a director of Boyd Exploration Consultants Ltd., a seismic interpretation and field operations consulting company, since June 2006.

Randall A. Sides has been President of Seitel Data, Ltd. since July 2009. He joined us in July 1996 as Manager of Onshore Operations for Seitel Data, Ltd. In November 2002, he was promoted to Vice President-Onshore Operations for Seitel Data, Ltd. and in January 2005 he was promoted to Senior Vice President-Operations for Seitel Data, Ltd. He was appointed President of Olympic Seismic Ltd. in May 2007, where he served until becoming president of Seitel Data, Ltd. Prior to joining Seitel, he was a geophysical analyst with Western Geophysical, Inc. from 1991 to 1996.

Robert J. Simon has been our Senior Vice President of Business Development since July 2009. He joined us in September 1984 as a marketing representative. In August 1985, he was promoted to Regional Sales Manager. In 1987, Mr. Simon was promoted to Vice President of Marketing and in 1992 to Senior Vice President. In 1996, Mr. Simon was promoted to Executive Vice President. He was appointed President of Seitel Data, Ltd. in June 2002, where he served until becoming Senior Vice President of Business Development.

Allison A. Bennington has been one of our directors since January 2010. She is the General Counsel and a Partner of ValueAct Capital. Prior to joining ValueAct Capital in April 2004, Ms. Bennington was the General Counsel of Atriax, Ltd., a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters that was formed to establish a global foreign exchange internet trading market. From January 1999 to May 2000, Ms. Bennington was a Managing Director of Robertson Stephens, a full service investment bank. Previous to joining Robertson Stephens, she was an associate, and then a partner in the London office of Brobeck Hale and Dorr International, where she specialized in cross-border mergers and acquisitions and corporate finance transactions. Ms. Bennington was with Brobeck Hale and Dorr International from January 1993 to November 1998. Ms. Bennington’s qualifications to serve on our board of directors include her extensive background in legal and corporate matters.

Ryan M. Birtwell, CFA, has been one of our directors since January 2010. He is a Vice President at ValueAct Capital, having joined in June 2004. He received a B.A. from Middlebury College in 2004 and is a CFA charterholder. Mr. Birtwell’s qualifications to serve on our board of directors include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

Jay H. Golding has been one of our directors since April 2007. He was also previously one of our directors from December 2004 until February 2007. Mr. Golding currently serves as President of Port Chester Industries, a privately held merchant banking entity. He is an advisory director of Texas Capital Bank, Inc. and serves on the board of several privately held companies. From 1981 to 1989, he served as either president or chairman and chief executive officer of Hi-Port Industries. Mr. Golding is a former director of Sterling Electronics, Data Transmission Network Corp., Falcon Oil & Gas and several private companies. Mr. Golding serves on the board of the Congregation Beth Israel as well as other non-profit organizations. Mr. Golding’s qualifications to serve on our board of directors include his varied experience as a director on the boards of several private companies, his financial literacy and his extensive business experience in the financial industry.

John E. Jackson has been one of our directors since August 2007. Mr. Jackson is currently President and Chief Executive Officer of Spartan Terminals, LP, a dry bulk and liquids terminal company. Mr. Jackson was Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, from February 2008 until its sale in October of 2009. He became a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc., in July 2004. Mr. Jackson served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson has been a director of Encore Energy Partners GP LLC, the general partner of Encore Energy Partners, L.P., an oil and gas exploration and production partnership, since February 2008. He also serves on the board of a non-profit organization. Mr. Jackson’s qualifications to serve on our board of directors include his many years as an executive and director with companies in the oil and gas industry and his in-depth knowledge of our business.

Peter H. Kamin has been one of our directors since March 2006 and Chairman of the Board since February 2007. Mr. Kamin is a founding member and Managing Partner of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P (“Peak”) for eight years. Peak was a limited partnership, organized to invest in a select number of domestic public companies. Mr. Kamin is also a director of KAR Auction Services, Inc. Mr. Kamin’s qualifications to serve on our board of directors include his tenure as our Chairman of the Board as well as his extensive entrepreneurial experience in founding both ValueAct Capital and Peak Investment L.P. which allow him to bring to the board valuable insight, especially in the areas of financing and acquisition opportunities.

Gregory P. Spivy has been one of our directors since March 2006. Mr. Spivy is a Partner of ValueAct Capital. Prior to joining ValueAct Capital in September 2004, Mr. Spivy worked with Gryphon Investors, a private equity fund managing approximately $500 million, from 2002 to 2004. Mr. Spivy is also a director of KAR Auction Services, Inc. and MDS, Inc. and is a former director of PRA International and MSC Software Corp. Mr. Spivy’s qualifications to serve on our board of directors include his tenure as a director and his advisory of ValueAct Capital’s portfolio companies as well as his extensive financial services industry experience.

Board Composition

The board of directors is composed of eight directors. Each director serves for annual terms and until his or her successor is elected and qualified. We do not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Due to this, and due to the fact that we are a wholly-owned subsidiary of Holdings, there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

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

We continue to have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, of which Mr. Jackson was appointed chairman in January 2010 and Mr. Golding is a member. The audit committee reviews and monitors our financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. In addition, the audit committee has the responsibility to consider and appoint, and to review fee arrangements with, our independent registered public accounting firm. Messrs. Jackson and Golding each qualify as an audit committee financial expert, within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC. Messrs. Jackson and Golding are each “independent” (as that term is defined in Section 303A of the New York Stock Exchange’s Listed Company Manual), and are each able to read and understand fundamental financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2009.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of our website at www.seitel.com/investor_governance.asp. If we ever were to amend or waive any provision of the Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the Board (the “Committee”) is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally. The Committee approves and recommends to the Board the compensation for all executive officers and does not delegate any of its functions to others. However, the Chief Executive Officer makes recommendations to both the Committee and the Board with respect to the compensation of the Company's senior management.

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value. Currently, the total compensation program for our executive officers consists of three components: base salary, annual cash incentive bonuses and equity awards under the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan (the “Holdings Stock Option Plan”) and the Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan (the “Holdings Restricted Stock Plan”). While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2009 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives.

The disclosure that follows relates to the compensation of our Chief Executive Officer, each individual who served in the position of Chief Financial Officer during 2009, and our three highest compensated executive officers during 2009 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals throughout the disclosure as our “named executive officers.”

Risk Assessment

The Company has reviewed its compensation policies and practices for all employees and has concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company. We believe that our compensation policies and practices promote a focus on strategic goals and long-term success and therefore limit the incentive of our employees to take excessive risk.

Compensation Elements

In connection with the Merger, we entered into new employment agreements with each of Messrs. Monson and Callaghan and our then Chief Financial Officer, William Restrepo. These employment agreements were negotiated to ensure that each executive would be adequately compensated for his day-to-day work for us and our subsidiaries, to provide an opportunity for each executive to invest in Holdings following the Merger, and to provide income security to each executive in the event of his termination. Each employment agreement was effective upon the closing date of the Merger (February 14, 2007) and continued for an initial term of two years, subject to automatic extension for additional one year periods. Messrs. Monson’s and Callaghan’s employment agreements have been extended to February 14, 2011 and Mr. Restrepo’s employment agreement terminated in connection with his resignation from employment on October 15, 2009.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. Base salaries for Messrs. Monson, Callaghan and Restrepo (prior to his resignation) are established pursuant to their employment agreements and base salaries for our other named executive officers are set at levels determined to be appropriate by the Committee. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives.

In 2009, due to the global economic downturn, certain of our named executive officers agreed to voluntarily reduce their base salary. Specifically, each of Messrs. Monson, Callaghan and Restrepo agreed to amendments to their employment agreements to reduce their base salaries by 10% for the period beginning May 1, 2009 and ending December 31, 2009. Mr. Simon and Ms. Kendrick also agreed to a 10% reduction in base salary during this period, although Ms. Kendrick’s base salary was subsequently increased in connection with her promotion to Chief Financial Officer on October 15, 2009. The Committee determined not to reduce Mr. Sides’ base salary during 2009 due to his pending appointment as President of Seitel Data, Ltd., for which he received an increase in base salary from $236,000 to $250,000. The base salary reductions that our named executive officers voluntarily agreed to were greater than those that applied to the Company’s other employees during 2009, which took the form of one day of unpaid vacation per month, equivalent to a 4.6% decrease in base salary.

In January 2010, Messrs. Monson and Callaghan agreed to additional amendments to their employment agreements to continue their base salary reduction through December 31, 2010 and Mr. Simon agreed to continue his reduction in base salary through such date. The 2009 and 2010 base salary reductions for Messrs. Monson and Callaghan are not applied in determining the amount of severance benefits that would be payable in the event that their employment is terminated for certain reasons. In addition, the salary reductions applicable to the named executive officers are not considered in the calculation of his or her annual bonus.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company wide financial performance goals are pre-established and a named executive officer's bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn up to the “maximum bonus.” The percentages payable under the “target bonus” and the “maximum bonus” are set forth in the table below.

Name	Target Bonus %		Maximum Bonus %
Mr. Monson	100%		158%
Ms. Kendrick	70	%(1)	110	%(1)
Mr. Callaghan	70%		110%
Mr. Simon	70%		110%
Mr. Sides	70%		110%
Mr. Restrepo	70%		110%

(1)	Prior to Ms. Kendrick’s promotion to Chief Financial Officer, her target bonus percentage was 60% and her maximum bonus percentage was 100%.

For 2009, the Committee determined that the annual bonus for Messrs. Monson, Callaghan and Restrepo and Ms. Kendrick would be based on consolidated cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Key Performance Financial Measures, Cash EBITDA.” In addition, the Committee determined that 50% of Mr. Simon’s annual bonus would be based on consolidated cash EBITDA and 50% would be based on “U.S.” cash EBITDA, a component of consolidated cash EBITDA generated by our U.S. operations. The Committee also determined that 50% of Mr. Sides’ annual bonus would be based on consolidated cash EBITDA and 50% would be based on “Canadian” cash EBITDA, a component of consolidated cash EBITDA generated by our Canadian operations. In establishing these performance measures, the Committee determined that consolidated cash EBITDA was an appropriate performance goal because it reflects the level of cash generated by Seitel available for debt service and growing the business. In addition, the Committee determined that it was appropriate to base part of Messrs. Simon’s and Sides’ bonuses on “U.S.” cash EBITDA and “Canadian” cash EBITDA, respectively, because they represented the part of our operations each individual was responsible for at the beginning of 2009.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for each performance goal. Where the level achieved under a financial performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation. In establishing the performance levels for 2009, the Committee believed that the target level of performance was achievable, but would present a significant challenge for the named executive officers to attain. The chart below contains the threshold, target and maximum level of performance established by the Committee for 2009 under our annual incentive plan for each performance goal:

Performance Measure	Threshold	Target	Maximum
Consolidated Cash EBITDA	$80,300,000	$97,200,000	$114,100,000
U.S. Cash EBITDA	56,400,000	68,300,000	80,100,000
Canadian Cash EBITDA	23,900,000	28,900,000	34,000,000

Because the threshold level of performance was not achieved during 2009 for any of the performance goals, none of the named executive officers received a bonus under the annual incentive plan with respect to 2009.

Equity-Based Compensation

No equity-based awards were granted to the named executive officers during 2009 because the Committee determined that the named executive officers’ equity ownership in Holdings was at a sufficient level to ensure that their interests were aligned with our shareholders.

Other Benefits and Perquisites

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive matching contributions from us under our 401(k) plan.

For 2009, we provided named executive officers with perquisites and other personal benefits that we and the Committee believed to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Messrs. Monson, Callaghan, Simon, Restrepo (prior to his resignation) and Sides and Ms. Kendrick were provided with company-paid life insurance. In addition, Messrs. Monson, Callaghan and Simon were entitled to and received reimbursement for reasonable social, athletic or country club membership dues until May 1, 2009 when such perquisite was eliminated. Mr. Sides also received certain living and automobile related allowances and “gross-ups” for the payment of Canadian taxes since he was a U.S. citizen who resided in Canada through June 30, 2009 in order to fulfill his duties for Seitel. The Company also agreed to pay certain relocation costs associated with Mr. Sides’ return to the U.S. as part of his new role as President of Seitel Data, Ltd. effective July 1, 2009.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2009, are included in the Summary Compensation Table below.

Severance Arrangements

Each of the employment agreements of Messrs. Monson and Callaghan has certain severance features. The following table sets forth the severance payments that Messrs. Monson and Callaghan would be entitled to receive under their employment agreements in the event their employment is terminated for the reasons set forth below:

Reason for Termination	Severance (Lump Sum)	Health/Welfare Benefits	Equity Vesting
Without Cause by the Company or by Executive for Good Reason, in either case, prior to a Change in Control	2 times base salary (Callaghan only) 2 times base salary and target bonus (Monson only)	Continued for 12 months at Company expense (less Executive copay)	Full and immediate vesting of equity awards

Death of Executive	—	—	Full and immediate vesting of equity awards

Disability of Executive	Base salary and annual bonus through the earlier of the end of the term of the agreement or one year, reduced by disability insurance payments, if any	—	Full and immediate vesting of equity awards

Without Cause by the Company or by Executive with or without Good Reason, in either case, following a Change in Control	2 times base salary (Callaghan only) 3 times base salary and target bonus (Monson only)	Continued for 12 months at Company expense (less Executive copay)	Full and immediate vesting of equity awards

In addition, each of our named executive officers is entitled to receive payment of his or her vested restricted stock units in the event of disability or any termination of employment and is entitled to receive accelerated vesting of his or her unvested stock options in the event of a termination of employment by the Company without cause. For more on these arrangements, see “Potential Payments upon Termination of Employment or Change in Control” below.

IRS Limits on Deductibility

Since the Merger, our equity securities are no longer publicly held. Accordingly, Section 162(m) of the Internal Revenue Code no longer applies to us and as a result, our compensation program is not structured to comply with it. However, we expect to be able to fully deduct executive compensation in subsequent reporting periods.

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

The Board members serving as the compensation committee:

Peter H. Kamin

Gregory P. Spivy

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)		Stock Awards (3)		Option Awards (3)		Non- Equity Incentive Plan Compensation (4)		All Other Compensation (5)	Total
Robert D. Monson, President and Chief Executive Officer	2009 2008 2007	$588,000 630,000 580,125	$	— 758,000 758,000	$	— 164,862 960,007	$	— — 6,490,187	$	— 196,793 270,686	$6,052 10,802 10,802	$594,052 1,760,457 9,069,807

Marcia H. Kendrick Chief Financial Officer and Executive Vice President (6)	2009 2008 2007	249,408 252,000 237,563		— 178,500 178,500		— 41,280 135,640		— — 865,437		— 47,230 64,965	4,485 8,110 8,092	253,893 527,120 1,490,197

Kevin P. Callaghan, Chief Operating Officer and Executive Vice President	2009 2008 2007	436,800 468,000 435,794		— 444,000 444,000		— 88,752 537,920		— — 2,163,396		— 102,333 140,847	6,532 10,802 10,802	443,332 1,113,887 3,732,759

Robert J. Simon, Senior Vice President of Business Development (7)	2009 2008 2007	322,933 346,000 324,581		— 349,500 349,500		— 44,376 423,202		— — 1,514,318		— 37,828 136,402	6,052 23,024 29,957	328,985 800,728 2,777,960

Randall A. Sides, President - Seitel Data, Ltd. (8) (9)	2009 2008	231,009 233,267		— 137,000		— 49,536		— —		— 155,602	90,606 56,530	321,615 631,935

William J. Restrepo, Former Chief Financial Officer and Executive Vice President (10)	2009 2008 2007	250,310 328,000 306,075		— 283,500 283,500		— 62,178 292,575		— — 2,163,396		— 71,720 98,530	6,052 8,110 8,110	256,362 753,508 3,152,186

(1)

Prior to the reductions in base salary described above, the base salaries for Messrs. Monson, Callaghan, Simon and Restrepo and Ms. Kendrick were $630,000, $468,000, $346,000, $328,000 and $252,000, respectively. Following such reductions, the base salaries for Messrs. Monson, Callaghan, Simon and Restrepo and Ms. Kendrick were $567,000, $421,200, $311,400, $295,200 and $226,800, respectively. Ms. Kendrick’s base salary was increased to $295,000 on October 15, 2009 in connection with her promotion to Chief Financial Officer.

(2)	Amounts reported in this column reflect the retention bonus paid as a result of the Merger.
(3)

These amounts represent the grant date fair value of equity-based awards granted by Holdings during each of 2008 and 2007, as determined in accordance with ASC Topic 718, “Stock Compensation”. For a discussion of valuation assumptions, see “Note J - Stock Based Compensation” to the Consolidated Financial Statements.

(4)

Represents the performance-based cash bonus paid pursuant to the annual incentive plan. Because the threshold level of performance was not achieved during 2009, no bonuses were paid to our named executive officers pursuant to the annual incentive plan with respect to 2009.

(5)

See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of perquisites and other personal benefits in the Compensation Discussion and Analysis section above for explanation of these benefits.

(6)	Ms. Kendrick was appointed to Chief Financial Officer effective October 15, 2009.
(7)	Mr. Simon was appointed Senior Vice President of Business Development effective July 1, 2009.
(8)	Mr. Sides was appointed President of Seitel Data, Ltd. effective July 1, 2009.
(9)

Mr. Sides resided in Calgary for the entire year of 2008 and the first six months of 2009. His compensation denominated in Canadian dollars was converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2008 (for 2008 calculations) and the first six months of 2009 (for 2009 calculations).

(10)	Mr. Restrepo resigned from the Company effective October 15, 2009.

Details of All Other Compensation

Name	Life Insurance Premiums (1)	Living and Automobile Related Allowances (2)	Gross-up for Payment of Taxes (2)	Relocation Expenses (3)	401(k) Matching Contributions
Robert D. Monson	$552	$—	$—	$—	$5,500
Marcia H. Kendrick	360	—	—	—	4,125
Kevin P. Callaghan	1,032	—	—	—	5,500
Robert J. Simon	552	—	—	—	5,500
Randall A. Sides	240	19,740	14,353	52,148	4,125
William J. Restrepo	552	—	—	—	5,500

(1)

Named executive officers were entitled to life insurance coverage which, when combined with the $50,000 of coverage the Company provided to employees generally, equals $250,000. Accordingly, named executive officers have $200,000 in supplemental life insurance protection.

(2)

As discussed in the Compensation Discussion and Analysis section above, Mr. Sides benefited from the payment of certain living and automobile related allowances. Mr. Sides also received benefits related to “gross-ups” for the payment of taxes in order to equalize the impact of higher Canadian taxes related to his Canadian wages.

(3)

The Company paid for certain relocation expenses incurred to move Mr. Sides and his family from Calgary to Houston in order to take on his new role as President of Seitel Data, Ltd. effective July 1, 2009.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2009 under the annual incentive plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
		Threshold	Target	Maximum
Robert D. Monson	1/27/09	$—	$630,000	$995,400
Marcia H. Kendrick	1/27/09	—	180,163	283,113
Kevin P. Callaghan	1/27/09	—	327,600	514,800
Robert J. Simon	1/27/09	—	242,200	380,600
Randall A. Sides	1/27/09	—	161,706	254,110
William J. Restrepo	1/27/09	—	229,600	360,800

(1)

The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of payouts targeted for fiscal 2009 performance under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis.” However, because the threshold level of performance was not achieved, there were no bonus payouts for fiscal 2009 performance.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2009 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date
Robert D. Monson	16,393	16,394	$389.42	2/15/2017
Marcia H. Kendrick	2,186	2,186	389.42	2/15/2017
Kevin P. Callaghan	5,464	5,465	389.42	2/15/2017
Robert J. Simon	3,825	3,825	389.42	2/15/2017
Randall A. Sides	2,186	2,186	389.42	2/15/2017
William J. Restrepo (2)	—	—	—	—

(1)

The unexercisable options will vest in two equal increments: one half of the unvested options vested and became exercisable on February 15, 2010 and the remaining one half of the unvested options will vest and become exercisable on February 15, 2011.

(2)	All of Mr. Restrepo’s unexercised options were terminated in connection with his resignation.

Option Exercises and Stock Vested

None of the named executive officers exercised options or had stock awards vest during 2009.

Non-Qualified Deferred Compensation

Non-Qualified Deferred Compensation
Name	Registrant Contributions In Last FY	Aggregate Earnings in Last FY	Aggregate Balance at Last FYE (1)
Robert D. Monson	$—	$(171,252)	$66,878
Marcia H. Kendrick	—	(42,880)	16,746
Kevin P. Callaghan	—	(92,192)	36,003
Robert J. Simon	—	(46,096)	18,002
Randall A. Sides	—	(51,456)	20,095
William J. Restrepo	—	(64,588)	25,223

(1)	All amounts reported in this column were previously included in the Summary Compensation Table in 2008.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan. The value of those restricted stock units as of December 31, 2009, as well as the change in value of those restricted stock units during 2009, is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment, death, disability or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2009, Messrs. Monson, Callaghan, Simon, Sides and Restrepo and Ms. Kendrick were credited with 639, 344, 172, 192, 241 and 160 restricted stock units, respectively. In connection with Mr. Restrepo’s resignation, he became entitled to receive one share of Holdings' common stock for each of his restricted stock units. Holdings expects to deliver these shares to Mr. Restrepo shortly after the filing of this Annual Report.

For purposes of the restricted stock units, a “change in control” generally means (i) the acquisition by any person or group of more than 50% of the voting power of Holdings, (ii) a sale of more than 40% of Holdings’ assets during any period of 12 consecutive months or (iii) a change in the composition of a majority of the Board during any period of 12 consecutive months.

Potential Payments upon Termination of Employment or Change in Control

Effective upon the consummation of the Merger, we entered into new employment agreements with Messrs. Monson and Callaghan. These employment agreements provide for certain payments upon termination of employment as described below. In addition, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, death, disability or a change in control, and is entitled to receive accelerated vesting of his or her stock options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, death, disability or change in control, in any case, on December 31, 2009, is set forth in the “Aggregate Balance at Last FYE” column in the Non-Qualified Deferred Compensation Table above. Because the exercise price of each stock option to purchase Holdings’ common stock held by the named executive officers on December 31, 2009 exceeded the value of Holdings’ common stock on that date, the named executive officers would not have received any value in connection with the exercise of such options on such date.

Robert D. Monson

On January 30, 2007, the Company entered into a new employment agreement with Mr. Monson that was conditioned upon the consummation of the Merger. The agreement provides for Mr. Monson to continue as our President and Chief Executive Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $600,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 158% of his base salary under the Company’s annual incentive plan. However, as the result of his 10% voluntary salary reduction, Mr. Monson’s base salary through December 31, 2010 is $567,000. Under the agreement, Mr. Monson received options to purchase 3% of the outstanding Holdings common stock. The options vest 25% annually.

Upon a termination without cause or a resignation by Mr. Monson with or without good reason following a change in control, Mr. Monson would be entitled to receive three times his base salary and target bonus payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination without cause, or resignation by Mr. Monson for good reason prior to a change in control, he would receive two times his base salary plus target bonus payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Monson’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him. Mr. Monson is also subject to non-competition and non-solicitation covenants for one year after termination.

In the event that payments and benefits payable upon a change in control subject Mr. Monson to a 20% excise tax under section 4999 of the Internal Revenue Code, Mr. Monson would receive a “gross-up” payment so that he receives the same amount after-taxes that he would have received had the excise tax not applied.

“Cause” is generally defined in Mr. Monson’s employment agreement as Mr. Monson’s (i) willful misconduct or gross negligence, (ii) breach of the employment agreement, (iii) failure to perform his duties, (iv) material violation of the Company’s Code of Business Conduct or other policies or procedures, (v) conviction of a felony or (vi) misconduct that injures the Company.

A “change in control” is generally defined in Mr. Monson’s employment agreement as (i) the acquisition by any person or entity of more than 50% of the voting stock of the Company, (ii) a change in the composition of a majority of the Board during any period of two consecutive years, (iii) a sale of all or substantially all of the Company’s assets, (iv) a merger or consolidation of the Company or (v) the Company or its shareholders approve a plan of liquidation or dissolution.

“Disability” is generally defined in Mr. Monson’s employment agreement as Mr. Monson’s inability to substantially perform his duties for a period of 90 days during any 12 month period.

“Good reason” is generally defined in Mr. Monson’s employment agreement as any of the following actions without Mr. Monson’s consent: (i) a material diminution in his title or duties, (ii) a reduction in his base salary, (iii) a change in his reporting structure, (iv) the relocation of his principal place of employment to a location that is more than 50 miles from his principal place of employment as of the date of the Merger or (v) the failure of the Company to extend his employment agreement.

Kevin P. Callaghan

On January 30, 2007, the Company entered into a new employment agreement with Mr. Callaghan that was conditioned upon the consummation of the Merger. The agreement provides for Mr. Callaghan to continue as our Chief Operating Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $446,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan. However, as the result of his 10% voluntary salary reduction, Mr. Callaghan’s base salary through December 31, 2010 is $421,200. Under the agreement, Mr. Callaghan received options to purchase 1% of the outstanding Holdings common stock. The options vest 25% annually.

Upon a termination without cause or a resignation by Mr. Callaghan for good reason before a change in control and upon a termination without cause or a resignation by Mr. Callaghan with or without good reason following a change in control, Mr. Callaghan would be entitled to receive two times his base salary payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Callaghan’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him. Mr. Callaghan is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meanings in Mr. Callaghan’s employment agreement as they do in Mr. Monson’s employment agreement, as described above.

The following table sets forth the cash and in-kind payments and benefits to which Messrs. Monson and Callaghan would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2009 (the amount of the equity-based payments Messrs. Monson and Callaghan, as well as the other named executive officers, would be entitled to receive upon certain terminations of employment and a change in control are described above in this section):

Mr. Monson	Severance (1)		Medical and Dental Benefits (2)	Supplemental Life Insurance Benefits (3)	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,520,000		$13,761	$—	$2,533,761

Termination without Cause or with or without Good Reason, in either case, following a change in Control	3,780,000		13,761	—	3,793,761

Death	—		—	200,000	200,000

Disability	630,000	(4)	—	—	630,000

Mr. Callaghan	Severance (1)		Medical and Dental Benefits(2)	Supplemental Life Insurance Benefits(3)	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control; termination without Cause or with or without Good Reason, in either case, following a Change in Control	$936,000		$10,148	$—	$946,148
Death	—		—	200,000	200,000
Disability	468,000	(4)	—	—	468,000

(1)

For purposes of calculating the cash severance payments due upon termination, we have used the named executive officer's 2009 base salary before voluntary reduction, as required by the employment agreements.

(2)

For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company's cost of the coverage elected by the named executive officer as of December 31, 2009, less the employee's required contribution for such coverage.

(3)	Represents supplemental life insurance benefits not made available to employees generally.
(4)

For purposes of calculating the payments due upon termination for reason of disability, we have provided the named executive officer's base salary as per footnote (1) above. The actual amount to be paid would be determined based on his base salary and cash bonus that would have been payable through one year from the termination date reduced by disability insurance payments, if any.

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

On April 1, 2009, due to the global economic downturn, the Company changed the compensation paid to non-employee members of the Board to equal $25,000 per year, which is paid quarterly in arrears. Prior to this change, (i) each non-employee member of the Board, other than the Vice Chairman of the Board, received an annual cash retainer of $75,000, (ii) the Vice Chairman of the Board received an annual cash retainer of $250,000 and (iii) the audit committee chair received an additional $25,000 per year. ValueAct Capital representatives continue to receive no compensation for serving on the Board.

Director Compensation Table

In 2009, we provided the following compensation to directors who were not employees:

Name	Fees Earned or Paid in Cash	Total
Jay H. Golding	$81,250	$81,250
John E. Jackson	37,500	37,500
Philip B. Livingston (1)	43,750	43,750

(1)	Mr. Livingston served as a director in 2009 and resigned effective January 12, 2010.

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2009.

Director Compensation – Outstanding Options
Name	Date of Grant	Number of Options Outstanding	Exercise Price ($)	Expiration Date
Jay H. Golding	4/24/2007	641	$389.42	4/24/2017
Jay H. Golding	6/30/2008	9,220	406.69	6/30/2018
John E. Jackson	8/01/2007	641	389.42	8/01/2017
Philip B. Livingston(1)	2/16/2007	706	389.42	2/16/2017

(1)	In connection with his resignation, effective January 12, 2010, Mr. Livingston forfeited all of his outstanding stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings' equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)
Equity compensation approved by security holders	94,304	$392.07	34,812	(1)
Equity compensation not approved by security holders	—	—	—

Total	94,304	$392.07	34,812

(1)

Of these securities, 12,153 could be issued as stock options under the Holdings Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

Equity compensation plans approved by Holding’s stockholders include the Holdings Stock Option Plan and the Holdings Restricted Stock Plan. There were no grants under these plans in 2009.

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

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, our management investors and our outside directors. The following table sets forth certain information regarding the beneficial ownership as of March 15, 2010 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Shares		Options (1)	Total	Percentage (2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	—	995,430	99.5%

Named Executive Officers and Directors:
Robert D. Monson	1,115		24,590	25,705	2.5%
Kevin P. Callaghan	672		8,196	8,868	*
Robert J. Simon	458		5,737	6,195	*
Marcia H. Kendrick	184		3,279	3,463	*
Randall A. Sides	176		3,279	3,455	*
Jay H. Golding	641	(4)	2,785	3,426	*
John E. Jackson	513		320	833	*
Allison A. Bennington	—		—	—	—
Ryan M. Birtwell	—		—	—	—
Peter H. Kamin	—		—	—	—
Gregory P. Spivy	—		—	—	—
All executive officers and directors as a group (12 persons)	3,759		49,005	52,764	5.03	%(5)

*	Indicates less than 1%.
(1)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of March 15, 2010.

(2)	Based on 1,000,375 outstanding shares of Holdings as of March 15, 2010.
(3)

A total of 995,430 shares are owned directly by ValueAct Capital and may be deemed to be beneficially owned by (i) VA Partners I, LLC as General Partner of ValueAct Capital; (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital; (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P.; (iv) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC; and (v) ValueAct Holdings GP, LLC as General Partner of ValueAct Holdings, L.P. Jeffrey W. Ubben, George F. Hamel, Jr. and G. Mason Morfit are members of the Management Board of ValueAct Holdings GP, LLC and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(4)

Shares held by Golding Brothers 1996 Partners, Ltd. Mr. Golding owns a 100% interest in the general partner of Golding Brothers 1996 Partners, Ltd. The limited partnership interests are 99% owned in trust for the benefit of lineal descendants of Mr. Golding with the remaining 1% owned by the general partner.

(5)	Includes options to purchase an aggregate of 49,005 shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has several written policies applicable to the review and approval of related party transactions. Pursuant to the Company’s Audit Committee Charter, the Audit Committee reviews reports and disclosures of insider and affiliated party transactions. The Company’s Code of Ethics and Business Conduct provides that no officer, director or employee of the Company or a family member of such officer, director or employee shall personally benefit, directly or indirectly, or derive any other personal gain from any business transaction or activity of the Company, except when the transaction or activity has been fully disclosed to and approved in writing by the Audit Committee.

Director Independence

Applying the New York Stock Exchange’s independence standard in Section 303A of the Listed Company Manual, Messrs. Jackson and Golding and Philip B. Livingston, a former director who served during 2009 and resigned effective January 12, 2010, each met the applicable independence standard. When making an independence determination, the board of directors endeavors to consider all relevant facts and circumstances.

Securities Holders Agreement

In connection with the Merger, Holdings, ValueAct Capital and each of the management investors entered into a Securities Holders Agreement, which contains certain agreements described below with respect to the capital stock and corporate governance of Holdings.

Governance Provisions

The Securities Holders Agreement provides that the board of directors of Holdings (the “Holdings Board”) shall initially be composed of Robert D. Monson, Peter H. Kamin, Gregory P. Spivy and Jeffrey W. Ubben. Thereafter, each stockholder and permitted transferee agrees that it shall take, at any time and from time to time, all action necessary (including voting the common stock entitled to vote owned by him, her or it, calling special meetings of stockholders and executing and delivering written consents) to ensure that the Holdings Board is composed of such number of directors as determined by ValueAct Capital. In the event that ValueAct Capital, together with its respective affiliates and permitted transferees, owns in the aggregate less than 50% of the outstanding common stock, the rights of ValueAct Capital to designate all of the directors of Holdings shall be modified to provide that so long as ValueAct Capital, its affiliates and permitted transferees continue to own securities of Holdings, ValueAct Capital shall have the right to designate the percentage of directors of the Holdings Board equal to the number of securities collectively owned by ValueAct Capital, its affiliates and permitted transferees divided by the aggregate number of issued and outstanding shares of common stock of Holdings. In the event this percentage would give ValueAct Capital the right to designate a fraction of a director of Holdings, such fractional right shall be deemed the right to designate one additional director of Holdings. ValueAct Capital may request that any director of Holdings be removed, with or without cause, by written notice to the other stockholders, and, in any such event, each stockholder and permitted transferee shall promptly consent in writing or vote or cause to be voted all shares of common stock of Holdings entitled to vote thereon now or hereafter owned or controlled by it for the removal of such person as a director.

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

Tag-along rights

ValueAct Capital, certain of its partners, associates, relatives, heirs and any trusts or other entities in which ValueAct Capital or such of its partners, associates, relatives or heirs are the sole beneficiaries, grantors or owners (collectively, the “ValueAct Capital Group”) shall not sell or otherwise effect the transfer of any common stock or other securities of Holdings, in either one or a series of transactions, to a third-party other than a permitted transferee or to Holdings unless our other stockholders at such time are offered an opportunity to participate ratably in such transaction on the same terms as are to be received by the selling member of the ValueAct Capital Group.

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

Registration Rights Agreement

In connection with the Merger, Holdings, ValueAct Capital and each of the management investors entered into a Registration Rights Agreement, which became effective upon consummation of the Merger. Pursuant to the Registration Rights Agreement, if at any time after an initial public offering of Holdings common stock, Holdings proposes to register any offer or sale of the common stock of Holdings under the Securities Act (subject to certain exceptions), Holdings shall give at least 30 days prior written notice to all holders of registrable securities. Upon written request by holders within 20 days of such notice, Holdings shall use its best efforts to effect the registration under the Securities Act of the offer and sale of all registrable securities which Holdings has been so requested to register by such security holders, to the extent required to permit the public distribution of such registrable securities subject to such requests; provided, however, that (i) if, any time after giving written notice of its intention to register the offer and sale of shares of common stock and prior to the effective date of the registration statement filed in connection with such registration, Holdings shall determine for any reason not to register the common stock of Holdings, Holdings shall give written notice of such determination to each holder of registrable securities and, thereupon, shall be relieved of its obligation to register any offer and sale of registrable securities in connection with such registration; (ii) if a registration undertaken shall involve an underwritten offering, any holder of registrable securities requesting to be included in such registration may elect, in writing at least 20 days prior to the effective date of the registration statement filed in connection with such registration, not to register the offer and sale of such holder’s registrable securities in connection with such registration; and (iii) if, at any time after a period of 180 days or a shorter period as specified in the Registration Rights Agreement, the sale of the securities has not been completed, Holdings may withdraw from the registration on a pro rata basis (based on the number of registrable securities requested by each holder of registrable securities to be subject to such registration) of the offer and sale of the registrable securities of which Holdings has been requested to register and which have not been sold.

Exchange Agreement

In connection with the Merger, Holdings and each of the management investors entered into an Exchange Agreement whereby the management investors agreed to invest in Holdings by contributing shares of our common stock to Holdings in exchange for equity interests in Holdings immediately before the completion of the Merger.

The Exchange Agreement conditioned each current and future management investor’s respective investment in Holdings on that particular management investor’s continued employment with us immediately prior to the completion of the Merger. The equity investment by the management investors in Holdings represents, in the aggregate, less than 1% of the outstanding voting stock of Holdings immediately following the Merger.

Employment Agreements

For a description of the terms of our employment agreements with Messrs. Monson and Callaghan, see “Item 11. Executive Compensation – Payments Under Employment Agreements.”

Advisory Agreement

In anticipation of the consummation of the Merger, Acquisition Corp. entered into an Advisory Agreement on January 30, 2007 with Holdings and ValueAct Capital, pursuant to which ValueAct Capital and Holdings may provide financial, advisory and consulting services to us following the consummation of the Merger. Following the consummation of the Merger, we, as the surviving corporation, succeeded to all liabilities and obligations of Acquisition Corp., including under the Advisory Agreement. There are no minimum levels of service required to be provided pursuant to the Advisory Agreement. The services that may be provided include executive and management services, support and analysis of financing alternatives and assistance with various finance functions. In exchange for these services, Holdings and ValueAct Capital will be reimbursed for all of their reasonable out-of-pocket expenses, including their expenses related to the Merger and related transactions. Neither Holdings nor ValueAct Capital is liable for any losses, liabilities or damages under the Advisory Agreement unless resulting from their gross negligence, willful misconduct or bad faith.

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

Seitel reimbursed ValueAct Capital approximately $1.1 million in the period from February 14, 2007 to December 31, 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger. This amount due to ValueAct Capital was recorded as a purchase price adjustment. There were no amounts payable to ValueAct Capital as of December 31, 2009 or 2008.

Other Related Party Transactions

Holdings, our parent, does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. In 2009 and 2008, we made payments of approximately $11,000 and $136,000, respectively on behalf of Holdings. The balance due from Holdings as of December 31, 2009 and 2008 was $147,000 and $136,000, respectively.

On December 22, 2009, we entered into a secured credit agreement with ValueAct Capital Management, L.P., an affiliate of ValueAct Capital, which provides us the ability to borrow up to $9.9 million at an interest rate equal to 4% plus the greater of: (i) the prime lending rate as publicly announced from time to time by First Republic Bank, N.A.; (b) the federal funds effective rate in effect, plus 0.5%; and (c) 7%. At March 15, 2010, there was no outstanding balance under the facility. See further discussion of this credit facility in Note G to Notes to Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services

BKD, LLP (“BKD”) has been our independent auditor since October 2004. The Audit Committee has adopted a policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent registered public accounting firm. The Audit Committee will, on an annual basis, consider and approve the provision of audit and non-audit services by BKD. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee may delegate the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by BKD which are not encompassed by the Audit Committee’s pre-approval and not prohibited by law. A member with delegated authority must report back to the Audit Committee at the first Audit Committee meeting following any such pre-approvals.

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2009 and 2008, all of which were preapproved by the Audit Committee in compliance with its policy.

	2009	2008
Audit Fees(1)	$394,865	$503,194
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$394,865	$503,194

(1)

Includes fees billed for professional services rendered for (i) the audit of our consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents files as part of this Report.

(3)	Exhibits:

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

10.1

Support Agreement by and among Seitel, Inc., Seitel Holdings, Inc. and ValueAct Capital Master Fund, L.P., dated October 31, 2006 (incorporated by reference from Exhibit 2.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 2, 2006).

10.2

Credit Agreement dated as of December 22, 2009, by and among Seitel, Inc., as borrower, the lenders party thereto, and ValueAct Capital Management, L.P., as administrative agent (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on December 23, 2009).

10.3

Security Agreement dated as of December 22, 2009, made by Seitel, Inc. and the subsidiaries of Seitel, Inc. from time to time party thereto, in favor of ValueAct Capital Management, L.P., as collateral agent (incorporated by the reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on December 23, 2009).

10.4

Intellectual Property Security Agreement dated as of December 22, 2009, made by Seitel, Inc., in favor of ValueAct Capital Management, L.P., as collateral agent (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on December 23, 2009).

10.5

Amended and Restated Loan and Security Agreement by and among Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender, dated February 14, 2007 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.6

First Amendment to Amended and Restated Loan and Security Agreement, dated as of December 24, 2008, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender (incorporated by reference from Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 17, 2009).

10.7

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 20, 2009, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender (incorporated by reference from Exhibit 10.4 to the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 17, 2009).

10.8

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

10.14†

Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.15†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.16†

Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan, effective April 8, 2008 (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.17†

Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.18†

Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 30, 2007 (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.19†

Employment Agreement by and between Seitel, Inc. and William J. Restrepo, dated January 30, 2007 (incorporated by reference from Exhibit 10.14 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.20†

Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.21†	Form of Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 8, 2009).

21.1*	Subsidiaries of Seitel, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

†	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By:	/S/ ROBERT D. MONSON
Robert D. Monson
Chief Executive Officer and President

Date:	March 30, 2010

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/S/ PETER H. KAMIN Peter H. Kamin	Chairman of the Board of Directors	March 30, 2010

/S/ ROBERT D. MONSON Robert D. Monson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2010

/S/ MARCIA H. KENDRICK Marcia H. Kendrick	Chief Financial Officer (Principal Financial Officer)	March 30, 2010

/S/ ALLISON A. BENNINGTON Allison A. Bennington	Director	March 30, 2010

/S/ RYAN M. BIRTWELL Ryan M. Birtwell	Director	March 30, 2010

/S/ KEVIN P. CALLAGHAN Kevin P. Callaghan	Chief Operating Officer and Director	March 30, 2010

/S/ JAY H. GOLDING Jay H. Golding	Director	March 30, 2010

/S/ JOHN E. JACKSON John E. Jackson	Director	March 30, 2010

/S/ GREGORY P. SPIVY Gregory P. Spivy	Director	March 30, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Seitel’s management is also responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control of Seitel is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. This system consists of 1) entity level controls, including written policies and guidelines relating to the ethical conduct of business affairs, 2) general computer controls and 3) process controls over initiating, authorizing, recording, processing and reporting transactions. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

The adequacy of financial controls of Seitel and the accounting principles employed in financial reporting by Seitel are under the general oversight of the Audit Committee of the Board of Directors. No member of this committee is an officer or employee of Seitel. Seitel’s independent registered public accounting firm has full, free, separate and direct access to the Audit Committee and meets with the committee from time to time to discuss accounting, auditing and financial reporting matters.

Seitel’s management assessed the effectiveness of Seitel’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2009, Seitel’s internal control over financial reporting is effective based on those criteria.

/S/ ROBERT D. MONSON
Robert D. Monson
Chief Executive Officer and
President

/S/ MARCIA H. KENDRICK
Marcia H. Kendrick
Executive Vice President and
Chief Financial Officer

Houston, Texas

March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholder

Seitel, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Seitel, Inc., as of December 31, 2009 and 2008 (successor periods), and the related consolidated statements of operations, stockholder’s equity and cash flows for the years ended December 31, 2009 and December 31, 2008 (successor periods); for the period from February 14, 2007 through December 31, 2007 (successor period); and for the period from January 1, 2007 through February 13, 2007 (predecessor period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, and we were not engaged to perform, an audit of its internal control over financial reporting for 2009 and 2008. Our 2009 and 2008 audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion for 2009 and 2008. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc., as of December 31, 2009 and 2008 (successor periods), and the results of its operations and its cash flows for the years ended December 31, 2009 and December 31, 2008 (successor periods), for the period from February 14, 2007 through December 31, 2007 (successor period), and for the period from January 1, 2007 through February 13, 2007 (predecessor period), in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Houston, Texas

March 30, 2010

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$26,270	$42,678
Receivables
Trade, less allowance for doubtful accounts of $1,108 and $845 at December 31, 2009 and 2008, respectively	29,498	60,779
Notes and other, less allowance for doubtful accounts of $0 and $225 at December 31, 2009 and 2008, respectively	286	16
Due from Seitel Holdings, Inc. (Note L)	147	136

Seismic data library (Note C)	646,426	566,410
Less: Accumulated amortization	(446,037)	(287,153)

Net seismic data library	200,389	279,257

Property and equipment, at cost	14,293	12,955
Less: Accumulated depreciation and amortization	(7,290)	(4,611)

Net property and equipment	7,003	8,344

Investment in marketable securities	3,173	1,317
Prepaid expenses, deferred charges and other	13,426	20,033
Intangible assets, net (Note E)	38,440	41,859
Goodwill (Note E)	203,060	189,187
Deferred income taxes (Note F)	327	219

TOTAL ASSETS	$522,019	$643,825

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued

(In thousands, except share and per share amounts)

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable	$10,016	$18,666
Accrued liabilities	25,974	24,863
Employee compensation payable	1,087	2,761
Income taxes payable	9	255
Debt (Note G)
Senior Notes	402,154	402,247
Notes payable	208	256
Obligations under capital leases (Note H)	3,370	2,996
Deferred revenue (Note B)	26,722	67,727
Deferred income taxes (Note F)	6,118	8,269

TOTAL LIABILITIES	475,658	528,040

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDER’S EQUITY

Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	274,331	271,297
Retained deficit	(247,984)	(151,187)
Accumulated other comprehensive income (loss)	20,014	(4,325)

TOTAL STOCKHOLDER’S EQUITY	46,361	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$522,019	$643,825

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007- Dec. 31, 2007	Jan. 1, 2007- Feb. 13, 2007
	2009	2008
REVENUE	$115,345	$172,403	$129,802	$19,010

EXPENSES:
Depreciation and amortization	150,199	168,629	146,072	11,485
Impairment of intangible asset	—	225	—	—
Cost of sales	290	462	218	8
Selling, general and administrative	25,090	36,316	33,393	3,577
Merger	—	357	2,657	17,457

	175,579	205,989	182,340	32,527

LOSS FROM OPERATIONS	(60,234)	(33,586)	(52,538)	(13,517)

Interest expense	(41,194)	(41,215)	(39,950)	(2,926)
Interest income	498	1,198	1,106	642
Foreign currency exchange gains (losses)	1,008	(4,059)	3,173	(102)
Other income	151	40	39	12

Loss before income taxes	(99,771)	(77,622)	(88,170)	(15,891)
Provision (benefit) for income taxes	(2,974)	(3,548)	(11,057)	452

NET LOSS	$(96,797)	$(74,074)	$(77,113)	$(16,343)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands, except share amounts)

						Accumulated Other Comprehensive Income (Loss)

	Comprehensive Income (Loss)			Additional Paid-In Capital
		Common Stock			Retained Deficit
		Shares	Amount
Predecessor Period:
Balance, December 31, 2006		155,184,084	$1,552	$240,431	$(209,539)	$5,047
Cumulative effect of adoption of new income tax standard		—	—	—	(3,082)	—
Issuance of restricted stock		1,032,615	10	(10)	—	—
Issuance of common stock to employees		25,504	—	—	—	—
Amortization of stock-based compensation costs		—	—	379	—	—
Accrual for restricted stock issuance for performance equity awards		—	—	32	—	—
Retirement of stock to satisfy employee tax withholding		(109,149)	(1)	(287)	(112)	—
Vesting of restricted stock due to change in control		—	—	6,294	—	—
Net loss	$(16,343)	—	—	—	(16,343)	—
Foreign currency translation adjustments	7	—	—	—	—	7

Comprehensive loss	$(16,336)

Balance, February 13, 2007		156,133,054	$1,561	$246,839	$(229,076)	$5,054

Successor Period:
Investment by Parent		100	$—	$256,434	$—	$—
Amortization of stock-based compensation costs		—	—	8,371	—	—
Net loss	$(77,113)	—	—	—	(77,113)	—
Foreign currency translation adjustments	29,042	—	—	—	—	29,042
Unrealized gain on marketable securities, net of tax	4,224	—	—	—	—	4,224

Comprehensive loss	$(43,847)

Balance, December 31, 2007		100	—	264,805	(77,113)	33,266
Issuance of restricted stock units		—	—	604	—	—
Amortization of stock-based compensation costs		—	—	5,888	—	—
Net loss	$(74,074)	—	—	—	(74,074)	—
Foreign currency translation adjustments	(34,684)	—	—	—	—	(34,684)
Unrealized loss on marketable securities, net of tax	(2,907)	—	—	—		(2,907)

Comprehensive loss	$(111,665)

Balance, December 31, 2008		100	—	271,297	(151,187)	(4,325)
Amortization of stock-based compensation costs		—	—	3,034	—	—
Net loss	$(96,797)	—	—	—	(96,797)	—
Foreign currency translation adjustments	22,483	—	—	—	—	22,483
Unrealized gain on marketable securities, net of tax	1,856	—	—	—	—	1,856

Comprehensive loss	$(72,458)

Balance, December 31, 2009		100	$—	$274,331	$(247,984)	$20,014

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 - Dec. 31, 2007	Jan. 1, 2007 - Feb. 13, 2007
	2009	2008
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(96,797)	$(74,074)	$(77,113)	$(16,343)
Depreciation and amortization	150,199	168,629	146,072	11,485
Impairment of intangible asset	—	225	—	—
Deferred income tax provision (benefit)	(2,924)	(4,704)	(11,836)	302
Amortization of deferred financing costs	1,832	1,631	5,289	148
Amortization of debt discount (premium)	(93)	(86)	(72)	70
Amortization of stock-based compensation	3,034	5,888	8,372	6,673
Amortization of favorable lease facility	252	268	238	—
Allowance for collection of trade receivables	513	196	391	—
Reversal of allowance for notes receivable	—	(54)	—	(274)
Non-cash compensation expense	—	604	—	32
Non-cash other income	—	(24)	—	—
Non-cash revenue	(7,413)	(20,414)	(3,621)	(88)
Loss on sale of subsidiary	19	—	—	—
(Increase) decrease in receivables	22,997	(12,219)	(10,610)	9,074
(Increase) decrease in other assets	1,180	(577)	541	(521)
Increase (decrease) in deferred revenue	(27,194)	20,933	26,948	(7,767)
Increase (decrease) in accounts payable and other liabilities	(4,751)	2,542	315	2,819

Net cash provided by operating activities	40,854	88,764	84,914	5,610

Cash flows from investing activities:
Cash invested in seismic data	(55,865)	(90,688)	(58,656)	(8,369)
Cash paid to acquire property, equipment and other	(400)	(1,187)	(731)	(60)
Cash paid for acquisition of company	—	(45)	(303)	—
Cash transferred upon sale of subsidiary	(22)	—	—	—
Cash from disposal of property and equipment	15	—	—	—
Advances to Seitel Holdings, Inc.	(11)	(136)	—	—

Net cash used in investing activities	$(56,283)	$(92,056)	$(59,690)	$(8,429)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 - Dec. 31, 2007	Jan. 1, 2007 - Feb. 13, 2007
	2009	2008
Cash flows from financing activities:
Issuance of 9.75% Senior Notes	$—	$—	$400,000	$—
Repayment of 11.75% Senior Notes	—	—	(233,352)	—
Contributed capital	—	—	153,672	—
Purchase of Seitel stock	—	—	(386,556)	—
Principal payments on notes payable	(48)	(44)	(34)	(3)
Principal payments on capital lease obligations	(124)	(128)	(95)	(6)
Borrowings on line of credit	401	286	369	119
Payments on line of credit	(401)	(286)	(369)	(119)
Costs of debt and equity transactions	—	—	(17,258)	—
Purchase of common stock subsequently retired	—	—	—	(400)
Payments on notes receivable from officers and employees	—	54	274	—

Net cash used in financing activities	(172)	(118)	(83,349)	(409)

Effect of exchange rate changes	(807)	2,645	(2,745)	46

Net decrease in cash and cash equivalents	(16,408)	(765)	(60,870)	(3,182)
Cash and cash equivalents at beginning of period	42,678	43,443	104,313	107,495

Cash and cash equivalents at end of period	$26,270	$42,678	$43,443	$104,313

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,455	$39,669	$21,790	$11,158
Income taxes	$292	$874	$1,667	$1

Supplemental disclosure of non-cash investing activities:
Additions to seismic data library	$2,197	$23,559	$7,091	$(7)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE A-ORGANIZATION

On February 14, 2007, Seitel Acquisition Corp. (“Acquisition Corp.”) was merged with and into Seitel, Inc. (the “Company”), pursuant to a merger agreement between the Company, Acquisition Corp. and Seitel Holdings, Inc. (“Holdings”) dated October 31, 2006 (the “Merger”). Pursuant to the merger agreement, the Company continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings. Holdings is an investment entity controlled by ValueAct Capital Master Fund, L.P. (“ValueAct Capital”).

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

NOTE B-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The main geographic regions of the Company’s focus include the onshore, offshore and transition zone of the U.S. Gulf Coast extending from Texas to Florida, Western Canada, Mississippi, Eastern Texas, the Rocky Mountain region and Northern Louisiana. The majority of the Company’s seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit (“Solutions”), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Although the Company continues as the same legal entity after the Merger, the consolidated financial statements for the year ended December 31, 2007 are presented for two periods: January 1, 2007 through February 13, 2007 (the “Predecessor Period” or “Predecessor,” as context requires) and February 14, 2007 through December 31, 2007 (the “Successor Period” or “Successor,” as context requires), which relate to the period preceding the Merger and the period succeeding the Merger, respectively. The consolidated financial statements for the Successor Period reflect the acquisition of the Company under the purchase method of accounting. The results between these periods are not comparable to the Predecessor due to the difference in the basis of presentation of purchase accounting as compared to historical cost.

Use of Estimates and Assumptions: In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.

The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for its seismic data library and goodwill.

The Company’s accounting for its seismic data library requires it to make significant subjective estimates and assumptions relative to future sales and cash flows from such library. These cash flows impact amortization rates, as well as potential impairment charges. Any changes in the Company’s estimates or underlying assumptions will impact the Company’s income from operations prospectively from the date changes are made. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, the carrying value of the seismic data library may be subject to higher prospective amortization rates, additional straight-line amortization or impairment losses.

In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data received and recognizes revenue on the transaction in accordance with its policy on revenue from data licenses or revenue from data acquisitions, as applicable. These transactions are valued at the fair value of the data received by the Company or licenses granted by the Company, whichever is more readily determinable. In addition, the Company obtains third-party concurrence on the portfolio of all non-monetary exchanges for data of $750,000 or more in order to support its estimate of the fair value of the transactions The Company’s estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

For its estimates of the fair value of goodwill, the Company prepares discounted cash flow analysis, which requires significant judgments and estimates about the future performance of the Company. If these projected cash flows change materially, the Company may be required to record impairment losses relative to goodwill.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. To the extent management’s estimates and assumptions change in the future, the effect on the Company’s reported results could be significant to any particular reporting period.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Revenue Recognition:

Revenue from Data Acquisition

The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The initial licenses usually provide the customer with a limited exclusivity period, which lasts for a relatively short period of time after final delivery of the processed data. The payments for the initial exclusive licenses are sometimes referred to as underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

•	the Company has an arrangement with the customer that is validated by a signed contract;

•	the sales price is fixed and determinable;

•	collection is reasonably assured;

•	the customer has selected the specific data or the contract has expired without full selection;

•	the data is currently available for delivery; and

•	the license term has begun.

Copies of the data are available to the customer immediately upon request.

For licenses that have been invoiced for which payment is due or has been received, but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily sales commissions). This normally occurs under the library card, review and possession or review only license contracts because the data selection may occur over time. Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

•

Third, the Company obtains concurrence from an independent third party on the portfolio of all non-monetary exchanges for data of $750,000 or more in order to support the Company’s valuation of the data received. The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements. Through September 30, 2009, the Company’s threshold for obtaining third party concurrence on the portfolio of non-monetary exchanges was $500,000. The Company increased the threshold for these valuations to $750,000 effective October 1, 2009 since all prior valuations performed had been supported and confirmed by a third party valuation firm and the Company believes the higher amount continues to ensure that significant non-monetary exchanges are supported by a third party valuation.

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

				PREDECESSOR PERIOD
	SUCCESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -
	2009	2008	Dec. 31, 2007	Feb. 13, 2007
Seismic data library additions	$2,197	$23,559	$7,091	$(7)
Revenue recognized based on specific data licenses or selections of data	4,575	5,935	2,269	71
Revenue recognized related to acquisition contracts	2,838	14,479	1,346	11
Revenue recognized related to data management services	—	—	6	6

Revenue from Solutions

Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.

Trade Receivables: The Company determines the adequacy of its allowance for doubtful accounts based on a periodic review of specific receivables for which revenue has been recognized.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In certain transactions, the Company may permit a customer to make payments on receivables over a period of time. If such payments extend beyond one year from the transaction date, the Company discounts such receivable and recognizes interest income over the term of the payments.

Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost for the Predecessor Period through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Depreciation expense for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period) was $2.3 million, $2.3 million, $2.0 million and $0.3 million, respectively.

Marketable Equity Securities: Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income (loss) included in stockholder’s equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

At December 31, 2009 and 2008, total unrealized gains on marketable securities were $3.2 million and $1.3 million, respectively. The deferred tax expense of $1.1 million and $0.5 million on the net gains was not recognized at December 31, 2009 and 2008, respectively, due to the Company’s deferred tax asset having a full valuation allowance.

Debt Issue Costs: Debt issue costs related to the Company’s senior notes, secured credit facility and revolving line-of-credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2009 and 2008 unamortized debt issue costs were $8.6 million and $10.3 million, respectively.

Business Combinations: The Company accounts for the assets acquired and liabilities assumed in a business combination based on fair value estimates as of the date of acquisition. These estimates are revised during the measurement period as necessary if, and when, information becomes available to further define and quantify assets acquired and liabilities assumed. The measurement period may not exceed one year. To the extent the fair value estimates are resolved or settled during the measurement period, such items are included in the revised allocation of the purchase price. After the measurement period, the effect of changes in the purchase price allocation is included in results of operations in the periods in which the adjustments are determined.

Goodwill and Other Intangible Assets: Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill and indefinite-lived intangibles and at least annually, evaluates whether goodwill and indefinite-lived intangibles are impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The Company relies on discounted cash flow analysis, which requires significant judgments and estimates about future operations, to develop the Company’s estimates of fair value. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 1 to 10 years.

Income Taxes: The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets at December 31, 2009 and 2008, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2009, there were no accumulated net earnings of non-U.S. subsidiaries for which no U.S. federal taxes have been provided.

Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholder’s equity. Accumulated translation gains (losses) were $16.8 million and $(5.6) million at December 31, 2009 and 2008, respectively. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period. Transaction gains (losses) totaled $1.0 million, $(4.1) million, $3.2 million and $(0.1) million for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.

Use of Derivatives: The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments. As of December 31, 2009 and 2008, the Company did not have any derivative contracts.

Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $190,000; $583,000; $379,000; and $236,000 for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.

Comprehensive Income (Loss): The Company has reported comprehensive income (loss) in the consolidated statements of stockholder’s equity for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period). Accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Recently Adopted Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance is contained in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” In February 2008, the FASB deferred the effective date for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, the Company adopted ASC Topic 820 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s consolidated financial statements. See Note K for disclosures about the Company’s fair value measurements.

In April 2009, the FASB issued additional guidance related to ASC Topic 820 for estimating fair value, increasing the frequency of fair value disclosures and providing for additional guidance in accounting for and presenting impairment losses on securities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See Note K for expanded disclosures about the Company’s investments and the fair value measurements used for the Company’s financial instruments.

In June 2009, the FASB issued ASC Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This topic instituted a major change in the way accounting standards are organized. The accounting standards codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. Topic 105 was effective for interim or annual financial periods ending after September 15, 2009. The Company adopted this guidance in the third quarter of 2009 and updated all existing GAAP references to the new codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” to provide guidance when estimating the fair value of a liability. This ASU clarified the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted: In October 2009, the FASB issued ASU 2009-13 on Topic 605, “Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The Company will be required to apply the standard prospectively to any contracts that may contain multiple-element arrangements entered into or materially modified on or after January 1, 2011; however, earlier application is permitted. The Company does not currently expect the adoption of this new accounting update to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is currently evaluating the impact of adopting the guidance and will include any required disclosures in its report for the interim period ending March 31, 2010, as appropriate. The Company does not currently expect the adoption of this new accounting update to have a material impact on its consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE C-SEISMIC DATA LIBRARY

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

The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2009	2008
U.S. Onshore:
Texas Gulf Coast and East Texas 3D	$82,520	$100,551
Southern Louisiana/Mississippi 3D	34,541	60,653
Rocky Mountain 3D	4,494	6,851
Other U.S. 3D and U.S. 2D	20,006	30,180
Canadian 2D and 3D	51,753	68,362
U.S. Offshore	7,075	12,660

Total	$200,389	$279,257

At December 31, 2009 and 2008, approximately 6% and 3%, respectively, of the net book value of the seismic data library were projects in progress.

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $1.5 million, $2.0 million, $1.7 million, and $0.3 million for the years ended December 31, 2009 and 2008, for the period February 14, 2007 to December 31, 2007 (Successor Period), and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.

Data Library Amortization

The Company amortizes its seismic data library investment using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over the useful life of the data. With respect to each survey in the data library, the straight-line policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis, since some data in the library may not be licensed until an exclusivity period has lapsed.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by the Company annually and reviewed quarterly. If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component. The lowest amortization rate the Company applies using the income forecast method is 70%. In addition, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library investment, and if required, records an impairment charge with respect to such investment. See discussion on “Seismic Data Library Impairment below.

Amortization expense totaled $142.5 million, $160.6 million, $139.0 million, and $11.2 million for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 129%, 97%, 111%, and 61% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2010, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

Seismic Data Library Impairment

The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Northern, Eastern and Western Texas, (c) Haynesville Shale, (d) Southern Louisiana/Mississippi, (e) Northern Louisiana, (f) Rocky Mountains, (g) North Dakota, (h) other United States, (i) Canada and (j) U.S. value-added products; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company did not have any impairment charges during the years ended December 31, 2009 and 2008; the period February 14, 2007 to December 31, 2007 (Successor Period); or the period January 1, 2007 to February 13, 2007 (Predecessor Period).

NOTE D-BUSINESS COMBINATIONS

The Company accounts for its business combinations using the purchase method. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

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

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their fair values established, in part, by an independent appraisal firm as of March 1, 2006 and February 14, 2007 as set forth below (in thousands):

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. None of the goodwill recorded as a result of this transaction is deductible for tax purposes. Adjustments were made to the purchase price allocation in 2008 as a result of the revision of certain income tax uncertainties related to periods prior to the Merger.

The following unaudited pro forma consolidated financial information has been prepared as if the Merger had taken place at the beginning of 2007. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Merger taken place at the beginning of the year presented (in thousands):

Year Ended December 31, 2007
Revenue	$140,241
Operating loss	(63,754)
Net loss	(92,786)

The pro forma financial information reflects the decreased revenue from selections of previously deferred revenue, additional amortization and depreciation expense and increased interest expense. The pro forma financial information also reflects the elimination of merger expenses.

Other Acquisition Activity

In October 2007, the Company acquired a small data fulfillment company in Canada for approximately $349,000 in cash. The purchase agreement specified certain contingent consideration to be paid to the sellers if they met specified revenue criteria within two years of the acquisition date. As a result of the acquisition, the Company recorded approximately $450,000 in additional assets, including approximately $250,000 in customer relationships. Approximately $100,000 of liabilities were assumed as a result of this acquisition. Effective February 1, 2009, the Company sold this business for a loss of approximately $19,000. The results of operations of this business have been included in the Company’s consolidated financial statements from the date of acquisition until the date of disposal.

NOTE E-GOODWILL AND OTHER INTANGIBLES

The Company performs an annual assessment of the recoverability of goodwill and indefinite lived intangibles as of October 1 each year. Additionally, the Company assesses goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company incurred no impairment as a result of the annual tests in 2009, 2008 or 2007. Additionally, there were no events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2009, 2008 or 2007. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Balance beginning of year	$189,187	$207,246
Additions(1)	—	1,140
Translation adjustments	13,873	(19,199)

Balance end of year	$203,060	$189,187

(1)	Additions to goodwill represent adjustments associated with the Merger recorded in 2008. See Note D.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In connection with business combinations in 2007, the Company recorded goodwill and other intangible assets both in the U.S. and Canada. The recorded carrying amount will change at each balance sheet date due to the impact of foreign currency fluctuations. The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

	Weighted Average Amortization Period	December 31, 2009	December 31, 2008

Amortized intangible assets:
Cost:
Favorable facility lease	6 years	$1,703	$1,455
Customer relationships	10 years	44,049	42,364
Covenants not to compete	1 year	180	180
Internally developed software	7 years	8,884	7,593

		54,816	51,592
Accumulated Amortization:
Favorable facility lease	6 years	(783)	(437)
Customer relationships	10 years	(12,664)	(7,982)
Covenants not to compete	1 year	(180)	(180)
Internally developed software	7 years	(3,649)	(2,034)

		(17,276)	(10,633)

Net book value		37,540	40,959

Indefinite-lived intangible assets:
Trade names		900	900

Total intangible assets at net book value		$38,440	$41,859

The Company’s trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. The trade names were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of December 31, 2009, the weighted average amortization period for these intangible assets was 9.4 years.

Amortization expense for the Company’s intangible assets was $5.7 million, $6.0 million and $5.4 million during the years ended December 31, 2009 and 2008; and during the period February 14, 2007 to December 31, 2007, respectively. Estimated future amortization expense is as follows: fiscal year ending 2010 - $5.9 million, fiscal year ending 2011 - $5.9 million, fiscal year ending 2012 - $5.9 million, fiscal year ending 2013 - $5.8 million, fiscal year ending 2014 - $4.6 million, and thereafter - $9.4 million.

The Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable.

During 2008, the Company recognized $225,000 in impairment charges on the customer relationship intangible asset that resulted from the Company’s acquisition in October 2007 described in Note D-“Other Acquisition Activity.” The impairment was necessary as a result of the loss of significant customer business, current-period and projected operating losses associated with the customer relationship intangible asset. The impairment was calculated by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset. The resulting impairment reduced the customer relationship intangible asset to $0. Effective February 1, 2009, the Company sold the business that was related to the impaired customer relationship for a $19,000 loss.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE F-INCOME TAXES

Income Tax Expense (Benefit)

Loss before income taxes is comprised of the following (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -
	2009	2008	Dec. 31, 2007	Feb. 13, 2007
U.S.	$(88,535)	$(58,371)	$(72,694)	$(14,608)
Foreign	(11,236)	(19,251)	(15,476)	(1,283)

	$(99,771)	$(77,622)	$(88,170)	$(15,891)

The provision (benefit) for income taxes is comprised of the following (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -
	2009	2008	Dec. 31, 2007	Feb. 13, 2007
Current:
Federal	$—	$—	$(60)	$—
State	(2)	194	1,002	70
Foreign	(48)	962	(163)	80

	(50)	1,156	779	150

Deferred:
Federal	98	106	(4,224)	99
State	(117)	(214)	(64)	—
Foreign	(2,905)	(4,596)	(7,548)	203

	(2,924)	(4,704)	(11,836)	302

Tax provision (benefit):
Federal	98	106	(4,284)	99
State	(119)	(20)	938	70
Foreign	(2,953)	(3,634)	(7,711)	283

	$(2,974)	$(3,548)	$(11,057)	$452

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company’s income taxes for financial reporting purposes are as follows (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -
	2009	2008	Dec. 31, 2007	Feb. 13, 2007
Statutory Federal income tax	$(34,920)	$(27,168)	$(30,860)	$(5,562)
Capitalized merger expenses	—	—	(1,421)	1,791
Change in unrecognized tax benefits	334	1,286	67	99
State income tax, less Federal benefit	1	(13)	610	46
Tax difference on foreign earnings	588	990	413	19
Change in foreign taxes	264	—	(2,447)	559
Canadian withholding tax	(52)	190	(342)	20
Change in valuation allowance	30,774	20,456	22,812	3,309
Non-deductible expenses and other, net	37	711	111	171

Income tax expense (benefit)	$(2,974)	$(3,548)	$(11,057)	$452

Deferred Tax Asset/Liability

The components of the net deferred income tax asset (liability) reflected in the Company’s consolidated balance sheets at December 31, 2009 and 2008 were as follows (in thousands):

	Deferred Tax Assets (Liabilities) at December 31,
	2009	2008
Deferred tax assets:
Deferred revenue	$1,882	$2,803
Depreciation and amortization	23,695	12,595
Alternative minimum tax credit carryforward	1,782	1,782
Net operating loss carryforwards	69,399	45,682
Research and development tax credit carryforward	871	518
Accrued expenses and other	7,462	6,837

Total deferred tax assets	105,091	70,217

Deferred tax liabilities:
Deferred revenue	(56)	(158)
Depreciation and amortization	(9,013)	(6,083)
Intangible assets	(11,837)	(13,058)
Unrealized gain on marketable securities	(1,111)	(461)
Deferred expenses and other	(171)	(268)

Total deferred tax liabilities	(22,188)	(20,028)

Valuation allowance:
Beginning balance	(58,239)	(31,799)
Increase during the period	(30,455)	(26,440)

Total valuation allowance	(88,694)	(58,239)

Net deferred tax liability	$(5,791)	$(8,050)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset	$327	$219
Deferred income tax liability	(6,118)	(8,269)

Net deferred income tax liability	$(5,791)	$(8,050)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During 2009 and 2008, the Company’s valuation allowance provided against its U.S. net deferred tax asset increased by $30.5 million and $26.4 million, respectively, primarily related to U.S. net operating losses incurred in 2009 and 2008 for which utilization is uncertain.

As of December 31, 2009, the Company has a U.S. Federal net operating loss (“NOL”) carryforward of approximately $169.9 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2024 through 2029. As of December 31, 2009, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1.8 million which can be used to offset regular U.S. Federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2009, the Company has Canadian NOL carryforwards of approximately $18.6 million (Canadian) which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in periods beginning 2027 through 2029.

In February 2006, Olympic Seismic Ltd. (“Olympic”), a wholly owned subsidiary of the Company, was notified by Canada Customs and Revenue Agency (“CCRA”) that CCRA was going to perform an audit of certain aspects of Olympic’s tax returns for the years 2003 and 2004. In February 2009, CCRA notified the Company that the current audit has been expanded to include years from 2005 through 2007. As of December 31, 2009, the audit has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the audit.

Uncertain Tax Benefits

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$4,859	$2,339	$8,775
Additions based on prior year tax positions	275	4,093	(34)
Reductions in tax positions due to a lapse in statute	(365)	(839)	(57)
Reductions based on prior year tax positions	—	(301)	(6,868)
Foreign currency translation	776	(433)	523

Balance at end of year	$5,545	$4,859	$2,339

As of December 31, 2009, approximately $5.5 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods.

Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2009, we had $0.4 million of accrued interest and $1.1 million of accrued penalties. As of December 31, 2008, we had $0.4 million of accrued interest and $0.9 million of accrued penalties. Income tax expense (benefit) for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period) each included $0.1 million related to interest and penalties on unrecognized tax benefits.

The Company believes it is reasonably possible that, within the next 12 months, the amount of previously unrecognized tax benefits could decrease by approximately $5.5 million primarily as a result of the resolution of tax audits.

With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006, 2006 and 2002, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE G-DEBT

The following is a summary of the Company’s debt (in thousands):

	December 31,
	2009	2008
9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
U.S. Credit Facility	—	—
Subsidiary revolving line of credit	—	—
Note payable to former executive	208	256

	402,208	402,256
Plus: Premium on debt	154	247

	$402,362	$402,503

9.75% Senior Unsecured Notes: On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% Senior Notes. The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger. As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007. These notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. As of December 31, 2009, accrued interest totaled $14.6 million and was included in accrued liabilities on the Consolidated Balance Sheet. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

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

11.75% Senior Unsecured Notes: On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% Senior Notes. As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the Successor financial statements related to these notes. Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year. As of December 31, 2009, accrued interest totaled $0.1 million and was included in accrued liabilities on the Consolidated Balance Sheet. The remaining $2.0 million of notes mature on July 15, 2011. The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s U.S. subsidiaries on a senior basis.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

U.S. Credit Facility: On December 22, 2009 the Company entered into a secured credit agreement with ValueAct Capital Management, L.P., as initial lender, and ValueAct Capital Management, L.P., as administrative agent. The credit facility provides the ability to borrow up to $9.9 million. Borrowings under the facility may be made from the date of the agreement until December 31, 2010, and may be prepaid. In certain circumstances defined in the agreement, mandatory prepayments are required, including the requirement to use 50% of the Company’s annual excess cash flow, as defined in the agreement, to prepay any amounts outstanding beginning with the fiscal year ending December 31, 2011. Prepaid amounts may not be reborrowed. Loans made under the facility bear interest equal to 4% plus the greater of: (i) the prime lending rate as publicly announced from time to time by First Republic Bank, N.A.; (b) the federal funds effective rate in effect, plus 0.5%; and (c) 7%. All obligations under the facility are unconditionally guaranteed by each of the Company’s domestic subsidiaries, subject to customary exceptions, exclusions and release mechanisms. The maturity date of the facility is December 22, 2014. The facility contains a financial covenant requiring the Company to achieve and maintain a minimum level of cash EBITDA (as defined in the agreement governing the facility), and restricts, among other things, the ability to incur additional indebtedness and complete mergers, acquisition and sales of assets. The facility requires the payment of an unused line fee of 0.5% per annum, payable in arrears, from the date of the agreement until December 31, 2010.

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

Aggregate Maturities: The aggregate maturities of the Company’s debt over the next five years and thereafter are as follows: $54,000 in 2010, $2,059,000 in 2011, $66,000 in 2012, $29,000 in 2013, $400,000,000 in 2014 and $0 thereafter.

NOTE H-LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $3.6 million and $3.1 million at December 31, 2009 and 2008, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $0.7 million and $0.4 million at December 31, 2009 and 2008, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.

The Company leases office space under operating leases, some of which include renewal options. Rental expense for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period) was approximately $1.6 million, $1.7 million, $1.4 million and $0.2 million, respectively. The Company received income from subleases of approximately $271,000; $249,000; $217,000; and $27,000 for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period), respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Future minimum lease payments for the five years subsequent to December 31, 2009, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2010	$354	$1,194
2011	354	1,174
2012	379	752
2013	391	279
2014	392	—
Thereafter	3,074	—

Total minimum lease payments	4,944	$3,399

Less amount representing interest	(1,574)

Present value of net minimum lease payments	$3,370

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

NOTE I-COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2009, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE J-STOCK-BASED COMPENSATION

Prior to the closing of the Merger, the Company had a stock option plan (the “2004 Stock Option Plan”) which provided for the grant of stock-based awards, including stock options, restricted stock or other stock-based awards to eligible employees and directors. In connection with the Merger, Holdings, the Company’s parent, adopted a stock-based compensation plan (the “2007 Non-Qualified Stock Option Plan”) for the benefit of the Company’s key employees and non-employee directors. In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The amounts of stock-based compensation expense recognized in the periods presented are as follows (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007- Dec. 31, 2007	Jan. 1, 2007 - Feb. 13, 2007
	2009	2008
Included in reported selling, general and administrative expenses
Restricted stock	$—	$—	$—	$412
Restricted stock units	—	604	—	—
Stock options	3,034	5,888	8,371	—

Total	3,034	6,492	8,371	412

Included in merger expenses
Restricted stock	—	—	—	6,294

Total	—	—	—	6,294

Stock-based compensation expense	$3,034	$6,492	$8,371	$6,706

The Company has not recognized any tax benefits related to stock based compensation for the years ended December 31, 2009 and 2008; for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period).

Successor

Restricted Stock Units

The 2008 Restricted Stock and Restricted Stock Unit Plan, which is administered by the board of directors of Holdings, authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. In April 2008, 2,341 restricted stock units with a fair value of $604,000 were granted. The fair value was measured using a weighted calculation of two valuation techniques (price to net asset value adjustment method and an option hedging strategy). The restricted stock units vested immediately; thus, the Company recognized the entire compensation expense on the date of issuance. The restricted stock units are convertible into common shares of Holdings within 30 days of one of the following events: termination of employment, death, disability or upon a change in control of the Company. During 2009, no restricted stock units were converted into shares of Holdings and during 2008, 128 restricted stock units were converted into shares of Holdings. A total of 22,659 restricted shares were available for grant at December 31, 2009.

Stock Options

In connection with the Merger and to appropriately account for the elimination of equity-based compensation under the Company’s incentive plan that existed prior to the Merger, Holdings, adopted the 2007 Non-Qualified Stock Option Plan in order to provide an equity component to management compensation following the Merger. The 2007 Non-Qualified Stock Option Plan became effective February 14, 2007. The board of directors of Holdings, which administers the 2007 Non-Qualified Stock Option Plan, may issue options to purchase up to 105,200 shares of Holdings’ common stock to employees, directors and other service providers of Holdings and its subsidiaries, including the Company, under the 2007 Non-Qualified Stock Option Plan.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The options contain only service condition requirements and vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date; however, the options provide for accelerated vesting after a change in control. The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 12,153 shares of Holdings common stock were available for grant as options at December 31, 2009.

No options were granted in 2009. The fair value of the options was estimated on each grant date in 2008 and 2007 using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2008	February 14, 2007- December 31, 2007
Weighted average grant date fair value per share	$197.51	$197.95
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	6.25	6.25
Risk free interest rate	2.9 - 3.7%	4.69%
Expected dividend yield	0.0%	0.0%

The computation of the expected volatility assumptions used in the Black-Scholes calculations for grants was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. When establishing its expected life assumptions, the Company used the “simplified” method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107, “Shared-Based Payment,” as amended by SAB 110, for companies that do not have adequate historical data.

The following table summarizes stock option activity during the years ended December 31, 2009 and 2008 and the period February 14, 2007 to December 31, 2007 (Successor Period) (shares in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008		February 14, 2007 - December 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	103	$391.79	94	$389.42	—	—
Granted	—	$—	14	$406.69	94	$389.42
Exercised	—	$—	(1)	$389.42	—	—
Forfeited	(11)	$389.42	(4)	$389.42	—	—

Outstanding at end of period(1)	92	$392.07	103	$391.79	94	$389.42

Options exercisable at end of period(2)	48	$390.69	22	$389.42	—	—

Available for grant at end of period	12		1	—	1	—

(1)	Stock options outstanding at December 31, 2009 have a weighted average remaining contractual term of 7.3 years.
(2)	Exercisable stock options at December 31, 2009 have a weighted average remaining contractual term of 6.4 years.

As of December 31, 2009, the total future compensation cost related to non-vested options not yet recognized in the Consolidated Statement of Operations was $2.2 million and will be recognized using graded vesting over a weighted average period of 1.3 years. The Company did not receive any cash from option exercises during the years ended December 31, 2009 and 2008 and the period February 14, 2007 to December 31, 2007.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Predecessor

Restricted Stock and Common Stock

In accordance with the 2004 Stock Option Plan, 7,500,000 shares of the Company’s common stock were initially reserved and available for stock-based awards, including options, restricted stock or other stock-based awards. The exercise price, term and other conditions applicable to each award granted under the 2004 Stock Option Plan were generally determined by the Compensation Committee at the time of grant and varied with each award granted.

As a result of the Merger, any and all unvested restricted stock outstanding at February 13, 2007 immediately vested. The Company recorded in merger expenses a non-cash charge for stock compensation expense of approximately $6.3 million in the Predecessor Period as a result of this accelerated vesting.

The following table summarizes the activity of non-vested restricted stock during the period January 1, 2007 to February 13, 2007 (shares in thousands):

	January 1, 2007 – February 13, 2007
	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	3,692	$2.14
Granted	1,033	$3.56
Vested	(4,725)	$2.45
Forfeited	—	—

Non-vested at end of period	—	—

During the period January 1, 2007 to February 13, 2007, 25,504 shares of common stock were awarded to employees at an average fair value of $3.56 per share.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes stock option activity during the period January 1, 2007 to February 13, 2007 (shares in thousands):

January 1, 2007 February 13, 2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	100	$1.30
Granted	—	—
Exercised	—	—
Forfeited	—	—
Paid out at Merger closing	(100)	$1.30

Outstanding at end of period	—	—

Options exercisable at end of period	—	—

Available for grant at end of period	—

NOTE K-FAIR VALUE MEASUREMENTS

Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of December 31, 2009 and 2008, the Company’s assets that are measured at fair value on a recurring basis include the following (in thousands):

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2009:
Cash equivalents	$26,099	$26,099	$—	$—
Investment in equity securities	2,873	2,873	—	—
Investment in stock options related to equity securities	300	—	300	—
At December 31, 2008:
Cash equivalents	$42,236	$42,236	$—	$—
Investment in equity securities	1,229	1,229	—	—
Investment in stock options related to equity securities	88	—	88	—

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash equivalents consist primarily of treasury bills and money market funds that invest in United States government obligations with original maturities of three months or less. The original costs of these assets approximates fair value due to their short-term maturity.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $314.6 million as of December 31, 2009, compared to the book value of $402.4 million. The quoted market price of the 9.75% Senior Notes was $312.6 million at December 31, 2009. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $140.8 million as of December 31, 2008, compared to the book value of $402.5 million. The quoted market price of the 9.75% Senior Notes was $139.3 million at December 31, 2008.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE L-RELATED PARTY TRANSACTIONS

Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. In 2009 and 2008, the Company made payments of approximately $11,000 and $136,000, respectively on behalf of Holdings. The balance due from Holdings as of December 31, 2009 and 2008 was $147,000 and $136,000, respectively.

The Company reimbursed ValueAct Capital approximately $1.1 million in the period from February 14, 2007 to December 31, 2007 for expenses incurred and paid by ValueAct Capital in connection with the Merger. This amount due to ValueAct Capital was recorded as a purchase price adjustment. There were no amounts payable to ValueAct Capital as of December 31, 2009 and 2008.

On December 22, 2009, the Company entered into a secured credit agreement with ValueAct Capital Management, L.P., an affiliate of ValueAct Capital, which provides the Company the ability to borrow up to $9.9 million. Borrowings under the facility may be made until December 31, 2010. The maturity date of the facility is December 22, 2014. At December 31, 2009, there was no outstanding balance under the facility.

NOTE M-MAJOR CUSTOMERS

No single customer accounted for 10% or more of revenue for the year ended December 31, 2009. One customer accounted for 10% or more of the Company’s revenue for the year ended December 31, 2008. No single customer accounted for 10% or more of revenue during the period February 14, 2007 to December 31, 2007 (Successor Period). Three customers each accounted for 10% or more of the Company’s revenue for the period January 1, 2007 to February 13, 2007 (Predecessor Period).

The Company extends credit to various companies in the oil and gas industry for the purchase of their seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company’s overall credit risk. However, management believes that the risk is mitigated by the number, size, reputation, and diversified nature of the companies to which they extend credit. Historical credit losses incurred on receivables by the Company have not been significant relative to sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE N-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at December 31, 2009 and 2008 includes $113,000 of restricted cash related to collateral on a seismic operations bond.

For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.

Significant non-cash investing and financing activities are as follows:

The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 - Dec. 31, 2007	Jan. 1, 2007 - Feb. 13, 2007
	2009	2008
Non-monetary exchanges related to resale licensing revenue	$1,764	$9,804	$7,981	$(7)
Non-monetary exchanges from underwriting of new data acquisition	(1,291)	14,476	3,597	—
Other non-monetary exchanges	—	24	—	—
Completion of data in progress from prior non-monetary exchanges	1,724	1,855	600	—
Less: Non-monetary exchanges for data in progress	—	(2,600)	(5,087)	—

Total non-cash additions to seismic data library	$2,197	$23,559	$7,091	$(7)

During the year ended December 31, 2009, the Company reversed a non-monetary exchange valued at $1.3 million that was originally entered into in 2008. The Company was notified that the client was unable to provide clear title to one of the seismic surveys included in the original contract resulting in the negative amount of non-monetary exchanges from underwriting of new acquisition in the 2009 period. This portion of non-cash underwriting was subsequently satisfied with a cash payment.

Non-cash revenue consisted of the following (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 - Dec. 31, 2007	Jan. 1, 2007 - Feb. 13, 2007
	2009	2008
Acquisition revenue on underwriting from non-monetary exchange contracts	$2,838	$14,479	$1,346	$11
Licensing revenue from specific data licenses and selections on non- monetary exchange contracts	4,575	5,935	2,269	71
Data management revenue	—	—	6	6

Total non-cash revenue	$7,413	$20,414	$3,621	$88

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE O-INDUSTRY SEGMENTS

The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

Geographic information for the periods presented is as follows (in thousands):

	United States	Canada	Other Foreign Countries	Total
Year ended December 31, 2009 (Successor Period)
Revenue	$78,792	$36,529	$24	$115,345
Assets	339,431	182,588	—	522,019

Year ended December 31, 2008 (Successor Period)
Revenue	$113,333	$58,697	$373	$172,403
Assets	446,180	197,645	—	643,825

February 14, 2007 to December 31, 2007 (Successor Period)
Revenue	$98,064	$31,738	$—	$129,802
Assets	486,489	256,612	1	743,102

January 1, 2007 to February 13, 2007 (Predecessor Period)
Revenue	$13,113	$5,897	$—	$19,010
Assets	224,286	65,096	2	289,384

The Company’s revenues may be divided into two major categories, (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented is as follows (in thousands):

	SUCCESSOR PERIOD			PREDECESSOR PERIOD
	Year Ended December 31,		Feb. 14, 2007 -	Jan. 1, 2007 -
	2009	2008	Dec. 31, 2007	Feb. 13, 2007
Acquisition and licensing of seismic data	$110,821	$165,860	$125,069	$18,386
Reproduction and delivery of seismic data and other services	4,524	6,543	4,733	624

	$115,345	$172,403	$129,802	$19,010

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2009 and 2008 (Successor Periods) and the consolidating condensed statements of operations and statements of cash flows for years ended December 31, 2009 and 2008 (Successor Periods); for the period February 14, 2007 to December 31, 2007 (Successor Period); and for the period January 1, 2007 to February 13, 2007 (Predecessor Period) of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$24,221	$2,049	$—	$26,270
Receivables
Trade, net	—	15,652	13,846	—	29,498
Notes and other, net	40	87	159	—	286
Due from Seitel Holdings, Inc.	—	147	—	—	147
Intercompany receivables (payables)	147,022	(145,814)	(1,208)	—	—
Investment in subsidiaries	287,245	428,995	876	(717,116)	—
Net seismic data library	—	148,636	51,753	—	200,389
Net property and equipment	—	2,238	4,765	—	7,003
Investment in marketable securities	—	3,173	—	—	3,173
Prepaid expenses, deferred charges and other	8,610	4,368	448	—	13,426
Intangible assets, net	900	22,886	14,654	—	38,440
Goodwill	—	107,688	95,372	—	203,060
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$443,817	$612,604	$182,714	$(717,116)	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,099	$5,456	$16,522	$—	$37,077
Income taxes payable	9	—	—	—	9
Senior Notes	402,154	—	—	—	402,154
Notes payable	208	—	—	—	208
Obligations under capital leases	—	—	3,370	—	3,370
Deferred revenue	—	18,188	8,534	—	26,722
Deferred income taxes	—	—	6,118	—	6,118

TOTAL LIABILITIES	417,470	23,644	34,544	—	475,658

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	274,331	—	—	—	274,331
Parent investment	—	764,752	161,422	(926,174)	—
Retained deficit	(247,984)	(178,965)	(30,093)	209,058	(247,984)
Accumulated other comprehensive income	—	3,173	16,841	—	20,014

TOTAL STOCKHOLDER’S EQUITY	26,347	588,960	148,170	(717,116)	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$443,817	$612,604	$182,714	$(717,116)	$522,019

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED BALANCE SHEET

SUCCESSOR PERIOD

As of December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$33,034	$9,644	$—	$42,678
Receivables
Trade, net	—	42,693	18,086	—	60,779
Notes and other, net	—	16	—	—	16
Due from Seitel Holdings, Inc.	—	136	—	—	136
Intercompany receivables (payables)	162,182	(147,700)	(14,482)	—	—
Investment in subsidiaries	364,424	446,600	1,243	(812,267)	—
Net seismic data library	—	210,895	68,362	—	279,257
Net property and equipment	—	3,342	5,002	—	8,344
Investment in marketable securities	—	1,317	—	—	1,317
Prepaid expenses, deferred charges and other	10,365	9,149	519	—	20,033
Intangible assets, net	900	26,098	14,861	—	41,859
Goodwill	—	107,688	81,499	—	189,187
Deferred income taxes	—	210	9	—	219

TOTAL ASSETS	$537,871	$733,478	$184,743	$(812,267)	$643,825

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,003	$13,168	$18,119	$—	$46,290
Income taxes payable	255	—	—	—	255
Senior Notes	402,247	—	—	—	402,247
Notes payable	256	—	—	—	256
Obligations under capital leases	—	—	2,996	—	2,996
Deferred revenue	—	56,597	11,130	—	67,727
Deferred income taxes	—	—	8,269	—	8,269

TOTAL LIABILITIES	417,761	69,765	40,514	—	528,040

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	271,297	—	—	—	271,297
Parent investment	—	764,753	172,217	(936,970)	—
Retained deficit	(151,187)	(102,357)	(22,346)	124,703	(151,187)
Accumulated other comprehensive income (loss)	—	1,317	(5,642)	—	(4,325)

TOTAL STOCKHOLDER’S EQUITY	120,110	663,713	144,229	(812,267)	115,785

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$537,871	$733,478	$184,743	$(812,267)	$643,825

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

For the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$80,400	$38,090	$(3,145)	$115,345

EXPENSES:
Depreciation and amortization	—	111,476	38,723	—	150,199
Cost of sales	—	282	8	—	290
Selling, general and administrative	3,051	14,343	10,841	(3,145)	25,090

	3,051	126,101	49,572	(3,145)	175,579

LOSS FROM OPERATIONS	(3,051)	(45,701)	(11,482)	—	(60,234)

Interest expense, net	(17,139)	(23,403)	(154)	—	(40,696)
Foreign currency exchange gains	—	2	1,006	—	1,008
Other income (loss)	1	168	(18)	—	151

Loss before income taxes and equity in loss of subsidiaries	(20,189)	(68,934)	(10,648)	—	(99,771)
Benefit for income taxes	—	(73)	(2,901)	—	(2,974)
Equity in loss of subsidiaries	(76,608)	(7,747)	—	84,355	—

NET LOSS	$(96,797)	$(76,608)	$(7,747)	$84,355	$(96,797)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

For the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$117,058	$60,319	$(4,974)	$172,403
EXPENSES:
Depreciation and amortization	23	111,458	57,148	—	168,629
Impairment of intangible asset	—	—	225	—	225
Cost of sales	—	351	111	—	462
Selling, general and administrative	6,475	17,916	16,899	(4,974)	36,316
Merger	—	357	—	—	357

	6,498	130,082	74,383	(4,974)	205,989

LOSS FROM OPERATIONS	(6,498)	(13,024)	(14,064)	—	(33,586)

Interest expense, net	(17,947)	(21,192)	(878)	—	(40,017)
Foreign currency exchange losses	—	(121)	(3,938)	—	(4,059)
Other income	—	15	25	—	40

Loss before income taxes and equity in loss of subsidiaries	(24,445)	(34,322)	(18,855)	—	(77,622)
Provision (benefit) for income taxes	—	274	(3,822)	—	(3,548)
Equity in loss of subsidiaries	(49,629)	(15,033)	—	64,662	—

NET LOSS	$(74,074)	$(49,629)	$(15,033)	$64,662	$(74,074)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

SUCCESSOR PERIOD

February 14, 2007 - December 31, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$99,449	$33,698	$(3,345)	$129,802

EXPENSES:
Depreciation and amortization	158	107,618	38,296	—	146,072
Cost of sales	—	168	50	—	218
Selling, general and administrative	9,081	15,276	12,381	(3,345)	33,393
Merger	—	2,622	35	—	2,657

	9,239	125,684	50,762	(3,345)	182,340

LOSS FROM OPERATIONS	(9,239)	(26,235)	(17,064)	—	(52,538)

Interest expense, net	(15,146)	(22,775)	(923)	—	(38,844)
Foreign currency exchange gains	—	—	3,173	—	3,173
Other income	—	39	—	—	39

Loss before income taxes and equity in loss of subsidiaries	(24,385)	(48,971)	(14,814)	—	(88,170)
Benefit for income taxes	—	(3,556)	(7,501)	—	(11,057)
Equity in loss of subsidiaries	(52,728)	(7,313)	—	60,041	—

NET LOSS	$(77,113)	$(52,728)	$(7,313)	$60,041	$(77,113)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

PREDECESSOR PERIOD

January 1, 2007 – February 13, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$13,346	$6,055	$(391)	$19,010
EXPENSES:
Depreciation and amortization	—	6,989	4,669	(173)	11,485
Cost of sales	—	7	1	—	8
Selling, general and administrative	240	1,871	1,857	(391)	3,577
Merger	1,054	15,823	580	—	17,457

	1,294	24,690	7,107	(564)	32,527

LOSS FROM OPERATIONS	(1,294)	(11,344)	(1,052)	173	(13,517)

Interest expense, net	(236)	(1,878)	(170)	—	(2,284)
Foreign currency exchange losses	—	—	(102)	—	(102)
Other income	12	—	—	—	12

Loss before income taxes and equity in loss of subsidiaries	(1,518)	(13,222)	(1,324)	173	(15,891)
Provision for income taxes	—	99	353	—	452
Equity in loss of subsidiaries	(14,825)	(1,677)	—	16,502	—

NET LOSS	$(16,343)	$(14,998)	$(1,677)	$16,675	$(16,343)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

For the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,969)	$51,051	$28,772	$—	$40,854

Cash flows from investing activities:
Cash invested in seismic data	—	(45,972)	(9,893)	—	(55,865)
Cash paid to acquire property, equipment and other	—	(284)	(116)	—	(400)
Cash transferred upon sale of subsidiary	—	—	(22)	—	(22)
Cash from disposal of property and equipment	—	15	—	—	15
Advances to Seitel Holdings, Inc.	—	(11)	—	—	(11)
Return of capital from subsidiary	—	11,150	(11,150)	—	—

Net cash used in investing activities	—	(35,102)	(21,181)	—	(56,283)

Cash flows from financing activities:
Principal payments on notes payable	(48)	—	—	—	(48)
Principal payments on capital lease obligations	—	—	(124)	—	(124)
Borrowings on line of credit	—	—	401	—	401
Payments on line of credit	—	—	(401)	—	(401)
Intercompany transfers	39,017	(24,762)	(14,255)	—	—

Net cash provided by (used in) financing activities	38,969	(24,762)	(14,379)	—	(172)

Effect of exchange rate changes	—	—	(807)	—	(807)

Net decrease in cash and cash equivalents	—	(8,813)	(7,595)	—	(16,408)
Cash and cash equivalents at beginning of period	—	33,034	9,644	—	42,678

Cash and cash equivalents at end of period	$—	$24,221	$2,049	$—	$26,270

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

For the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(40,292)	$88,896	$40,160	$—	$88,764

Cash flows from investing activities:
Cash invested in seismic data	—	(56,814)	(33,874)	—	(90,688)
Cash paid to acquire property, equipment and other	—	(552)	(635)	—	(1,187)
Cash paid for acquisition of company	—	—	(45)	—	(45)
Advances to Seitel Holdings, Inc.	—	(136)	—	—	(136)

Net cash used in investing activities	—	(57,502)	(34,554)	—	(92,056)

Cash flows from financing activities:
Principal payments on notes payable	(44)	—	—	—	(44)
Principal payments on capital lease obligations	—	—	(128)	—	(128)
Borrowings on line of credit	—	—	286	—	286
Payments on line of credit	—	—	(286)	—	(286)
Payments on notes receivable from officers and employees	—	54	—	—	54
Intercompany transfers	40,336	(35,371)	(4,965)	—	—

Net cash provided by (used in) financing activities	40,292	(35,317)	(5,093)	—	(118)

Effect of exchange rate changes	—	—	2,645	—	2,645

Net increase (decrease) in cash and cash equivalents	—	(3,923)	3,158	—	(765)
Cash and cash equivalents at beginning of period	—	36,957	6,486	—	43,443

Cash and cash equivalents at end of period	$—	$33,034	$9,644	$—	$42,678

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

SUCCESSOR PERIOD

February 14, 2007—December 31, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(22,340)	$77,152	$30,102	$—	$84,914

Cash flows from investing activities:
Cash invested in seismic data	—	(36,887)	(21,769)	—	(58,656)
Cash paid to acquire property, equipment and other	—	(607)	(124)	—	(731)
Cash paid for acquisition of company	—	—	(303)	—	(303)

Net cash used in investing activities	—	(37,494)	(22,196)	—	(59,690)

Cash flows from financing activities:
Issuance of 9.75% Senior Notes	400,000	—	—	—	400,000
Repayment of 11.75% Senior Notes	(233,352)	—	—	—	(233,352)
Contributed capital	153,672	—	—	—	153,672
Purchase of Seitel stock	(386,556)	—	—	—	(386,556)
Principal payments on notes payable	(34)	—	—	—	(34)
Principal payments on capital lease obligations	—	—	(95)	—	(95)
Borrowings on line of credit	—	—	369	—	369
Payments on line of credit	—	—	(369)	—	(369)
Cost of debt and equity transactions	(17,258)	—	—	—	(17,258)
Payments on notes receivable from officers and employees	—	274	—	—	274
Intercompany transfers	105,868	(105,868)	—	—	—

Net cash provided by (used in) financing activities	22,340	(105,594)	(95)	—	(83,349)

Effect of exchange rate changes	—	—	(2,745)	—	(2,745)

Net increase (decrease) in cash and cash equivalents	—	(65,936)	5,066	—	(60,870)
Cash and cash equivalents at beginning of period	—	102,893	1,420	—	104,313

Cash and cash equivalents at end of period	$—	$36,957	$6,486	$—	$43,443

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

PREDECESSOR PERIOD

January 1, 2007 – February 13, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,821)	$19,894	$(2,463)	$—	$5,610

Cash flows from investing activities:
Cash invested in seismic data	—	(7,500)	(869)	—	(8,369)
Cash paid to acquire property, equipment and other	—	(27)	(33)	—	(60)

Net cash used in investing activities	—	(7,527)	(902)	—	(8,429)

Cash flows from financing activities:
Principal payments on notes payable	(3)	—	—	—	(3)
Principal payments on capital lease obligations	—	—	(6)	—	(6)
Borrowings on line of credit	—	—	119	—	119
Payments on line of credit	—	—	(119)	—	(119)
Purchase of common stock subsequently retired	(400)	—	—	—	(400)
Intercompany transfers	12,224	(10,622)	(1,602)	—	—

Net cash provided by (used in) financing activities	11,821	(10,622)	(1,608)	—	(409)

Effect of exchange rate changes	—	—	46	—	46

Net increase (decrease) in cash and cash equivalents	—	1,745	(4,927)	—	(3,182)
Cash and cash equivalents at beginning of period	—	101,148	6,347	—	107,495

Cash and cash equivalents at end of period	$—	$102,893	$1,420	$—	$104,313

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE P-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2009
Revenue	$34,722	$22,446	$19,504	$38,673
Operating loss	(12,726)	(20,143)	(19,438)	(7,927)
Net loss	(22,492)	(28,039)	(27,969)	(18,297)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2008
Revenue	$47,382	$44,719	$46,091	$34,211
Operating loss	(8,379)	(9,518)	(7,648)	(8,041)
Net loss	(18,426)	(20,409)	(17,192)	(18,047)

Report of Independent Registered Public Accounting

Firm on Financial Statement Schedule

Audit Committee, Board of Directors

and Stockholder

Seitel, Inc.

Houston, Texas

In connection with our audits of the consolidated financial statements of Seitel, Inc., for the years ended December 31, 2009 and 2008 (successor periods); for the period from February 14, 2007 through December 31, 2007 (successor period); and for the period from January 1, 2007 through February 13, 2007 (predecessor period), we have also audited the financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule, based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations, and is not a required part of the consolidated financial statements.

In our opinion, the 2009, 2008 and 2007 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas

March 30, 2010

S-1

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009 and 2008 (Successor Periods),

for the Periods February 14, 2007 to December 31, 2007 (Successor Period) and

January 1, 2007 to February 13, 2007 (Predecessor Period)

(Amounts in thousands)

	Balance at beginning of period	Charged to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2009 (Successor Period):
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$845	$513	$(250)	$1,108
Allowance for notes receivable	225	—	(225)	—
Valuation allowance on deferred tax asset	58,239	30,455	—	88,694

Total	$59,309	$30,968	$(475)	$89,802

Year ended December 31, 2008 (Successor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee advances and receivables	$3,164	$—	$(3,164)	$—
Allowance for doubtful accounts	688	196	(39)	845
Allowance for notes receivable	238	—	(13)	225
Allowance for stock notes receivable from former employees	493	(54)	(439)	—
Valuation allowance on deferred tax asset	31,799	26,440	—	58,239

Total	$36,382	$26,582	$(3,655)	$59,309

February 14, 2007 - December 31, 2007 (Successor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee advances and receivables	$3,164	$—	$—	$3,164
Allowance for doubtful accounts	316	391	(19)	688
Allowance for notes receivable	275	—	(37)	238
Allowance for stock notes receivable from former employees	493	—	—	493
Valuation allowance on deferred tax asset	87,714	31,799	(87,714)	31,799

Total	$91,962	$32,190	$(87,770)	$36,382

January 1, 2007 - February 13, 2007 (Predecessor Period):
Reserves deducted from assets to which they apply:
Allowance for former employee advances and receivables	$3,164	$—	$—	$3,164
Allowance for doubtful accounts	316	—	—	316
Allowance for notes receivable	275	—	—	275
Allowance for stock notes receivable from former employees	767	(274)	—	493
Valuation allowance on deferred tax asset	75,664	12,050	—	87,714

Total	$80,186	$11,776	$—	$91,962

S-2

EXHIBIT INDEX

Exhibit	Title
21.1	Subsidiaries of Seitel, Inc.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.