Form 10-Q
period 2010-03-31
SEITEL INC
filed 2010-05-12
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐             No  ☒

As of May 7, 2010, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$26,569	$26,270
Receivables
Trade, net of allowance for doubtful accounts of $1,110 and $1,108, respectively	22,079	29,498
Notes and other	214	286
Due from Seitel Holdings, Inc.	149	147
Net seismic data library, net of accumulated amortization of $486,822 and $446,037, respectively	177,084	200,389
Net property and equipment, net of accumulated depreciation and amortization of $7,973 and $7,290, respectively	6,596	7,003
Investment in marketable securities	4,148	3,173
Prepaid expenses, deferred charges and other	13,523	13,426
Intangible assets, net of accumulated amortization of $19,024 and $17,276, respectively	37,380	38,440
Goodwill	205,974	203,060
Deferred income taxes	327	327

TOTAL ASSETS	$494,043	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$27,071	$37,077
Income taxes payable	41	9
Debt
Senior Notes	402,130	402,154
Notes payable	195	208
Obligations under capital leases	3,437	3,370
Deferred revenue	25,607	26,722
Deferred income taxes	5,683	6,118

TOTAL LIABILITIES	464,164	475,658

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	274,862	274,331
Retained deficit	(270,226)	(247,984)
Accumulated other comprehensive income	25,243	20,014

TOTAL STOCKHOLDER’S EQUITY	29,879	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$494,043	$522,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
REVENUE	$32,376	$34,722
EXPENSES:
Depreciation and amortization	38,656	39,174
Cost of sales	37	14
Selling, general and administrative	6,516	8,260

	45,209	47,448

LOSS FROM OPERATIONS	(12,833)	(12,726)
Interest expense, net	(10,149)	(10,116)
Foreign currency exchange gains (losses)	208	(243)
Gain on sale of marketable securities	52	—
Other income	55	31

Loss before income taxes	(22,667)	(23,054)
Benefit for income taxes	(425)	(562)

NET LOSS	$(22,242)	$(22,492)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	2010	2009
Net loss	$(22,242)	$(22,492)
Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain arising during the period	1,027	117
Less: Reclassification adjustment for realized gains included in earnings	(52)	—
Foreign currency translation adjustments	4,254	(4,335)

Comprehensive loss	$(17,013)	$(26,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income

	Shares	Amount
Balance, December 31, 2009	100	$—	$274,331	$(247,984)	$20,014
Amortization of stock-based compensation costs	—	—	531	—	—
Net loss	—	—	—	(22,242)	—
Foreign currency translation adjustments	—	—	—	—	4,254
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,027
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	—	—	—	—	(52)

Balance, March 31, 2010	100	$—	$274,862	$(270,226)	$25,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(22,242)	$(22,492)
Depreciation and amortization	38,656	39,174
Deferred income tax benefit	(457)	(811)
Amortization of deferred financing costs	421	434
Amortization of debt premium	(24)	(23)
Amortization of stock-based compensation	531	1,284
Amortization of favorable facility lease	69	57
Allowance for collection of trade receivables	—	152
Non-cash revenue	(1,728)	(1,701)
Gain on sale of marketable securities	(52)	—
Loss on sale of subsidiary	—	19
Decrease in receivables	7,607	23,286
Decrease in other assets	42	449
Decrease in deferred revenue	(2,163)	(13,007)
Decrease in accounts payable and other liabilities	(11,269)	(11,883)

Net cash provided by operating activities	9,391	14,938

Cash flows from investing activities:
Cash invested in seismic data	(8,981)	(15,308)
Cash paid to acquire property, equipment and other	(38)	(108)
Net proceeds from sale of marketable securities	52	—
Advances to Seitel Holdings, Inc.	(2)	(4)
Cash transferred upon sale of subsidiary	—	(22)

Net cash used in investing activities	(8,969)	(15,442)

Cash flows from financing activities:
Principal payments on notes payable	(13)	(11)
Principal payments on capital lease obligations	(35)	(28)
Payment of financing fees	(65)	—

Net cash used in financing activities	(113)	(39)

Effect of exchange rate changes	(10)	54

Net increase (decrease) in cash and equivalents	299	(489)
Cash and cash equivalents at beginning of period	26,270	42,678

Cash and cash equivalents at end of period	$26,569	$42,189

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,644	$19,670
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$1,952	$1,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

March 31, 2010

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other quarter of 2010 or for the year ending December 31, 2010. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

•	Review only license contract - The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

The Company’s non-exclusive license contracts specify the following:

•	that all customers must also execute a master license agreement that governs the use of all data received under the Company’s non-exclusive license contracts;

•	the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;

•	the actual data that is accessible to the customer; and

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Seismic data library additions	$1,952	$1,731
Revenue recognized on specific data licenses and selections of data	1,674	775
Revenue recognized related to acquisition contracts	54	926

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

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable. See Note B – Revenue Recognition – Revenue from Non-Monetary Exchanges for discussion of the process used to determine fair value.

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $405,000 and $505,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2010, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

The Company did not have any impairment charges during the three months ended March 31, 2010 or 2009.

NOTE D-DEBT

The following is a summary of the Company’s debt (in thousands):

	March 31, 2010	December 31, 2009
9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
U.S. Credit Facility	—	—
Canadian Credit Facility	—	—
Note payable to former executive	195	208

	402,195	402,208
Plus: Premium on debt	130	154

	$402,325	$402,362

9.75% Senior Unsecured Notes: On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the “9.75% Senior Notes”). The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the February 14, 2007 merger of Seitel Acquisition Corp. with and into the Company pursuant to a merger agreement between the Company and Seitel Acquisition Corp. and Seitel Holdings, Inc. dated October 31, 2006 (the “Merger”). As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007. These notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

Upon a change of control (as defined in the indenture governing the 9.75% Senior Notes), each holder of the 9.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

11.75% Unsecured Senior Notes: On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% senior notes due 2011 (the “11.75% Senior Notes”). As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. In connection with an excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the financial statements related to these notes. Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year. The remaining $2.0 million of notes mature on July 15, 2011. The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s U.S. subsidiaries on a senior basis.

As a result of the tender and consent offer, effective February 14, 2007, the 11.75% Senior Notes no longer contain any restrictive covenants, other than the requirement to make excess cash flow offers. Subject to certain conditions, if at the end of each fiscal year the Company has excess cash flow (as defined in the indenture governing the 11.75% Senior Notes) in excess of $5.0 million, the Company is required to use 50% of the excess cash flow to fund an offer to repurchase the 11.75% Senior Notes on a pro rata basis at 100% of its principal amount, plus accrued and unpaid interest. If the Company has less than $5.0 million in excess cash flow at the end of any fiscal year, such excess cash flow will be carried forward to succeeding years, and such repurchase offer is required to be made in the first year in which the cumulative excess cash flow for all years in which there has not been an offer is at least $5.0 million. Such repurchase offer is required only if there is no event of default under the Company’s revolving credit facilities prior to and after giving effect to the repurchase payment. The Company was not required to make an excess cash flow offer for the year ended December 31, 2009. Upon a change of control (as defined in the indenture), each holder of the 11.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

U.S. Credit Facility: On December 22, 2009, the Company entered into a secured credit agreement with ValueAct Capital Management, L.P., as initial lender, and ValueAct Capital Management, L.P., as administrative agent (the “U.S. Credit Facility”). The U.S. Credit Facility provides the Company with the ability to borrow up to $9.9 million. Borrowings under the U.S. Credit Facility may be made from the date of the agreement until December 31, 2010, and may be prepaid. In certain circumstances defined in the agreement, mandatory prepayments are required, including the requirement to use 50% of the Company’s annual excess cash flow, as defined in the agreement, to prepay any amounts outstanding beginning with the fiscal year ending December 31, 2011. Prepaid amounts may not be reborrowed. Loans made under the U.S. Credit Facility bear interest at an annual rate equal to 4% plus the greater of: (a) the prime lending rate as publicly announced from time to time by First Republic Bank, N.A.; (b) the federal funds effective rate in effect, plus 0.5%; and (c) 7%. All obligations under the U.S. Credit Facility are unconditionally guaranteed by each of the Company’s domestic subsidiaries, subject to customary exceptions, exclusions and release mechanisms. The maturity date of the U.S. Credit Facility is December 22, 2014. The U.S. Credit Facility contains a financial covenant requiring the Company to achieve and maintain a minimum level of cash EBITDA (as defined in the credit agreement governing the U.S. Credit Facility), and restricts, among other things, the ability to incur additional indebtedness and complete mergers, acquisition and sales of assets. The U.S. Credit Facility requires the payment of an unused line fee of 0.5% per annum, payable in arrears, from the date of the agreement until December 31, 2010.

Canadian Credit Facility: The Company’s wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”) has a revolving credit facility (the “Canadian Credit Facility”) which allows it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans or letters of credit. The interest rate applicable to borrowings is the bank’s prime rate plus 0.75% per annum. Letter of credit fees are based on scheduled rates in effect at the time of issuance. The Canadian Credit Facility is secured by the assets of Olympic, but is not guaranteed by the Company or any of its other U.S. subsidiaries. Available borrowings under the Canadian

Credit Facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the credit agreement governing the Canadian Credit Facility) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. The Canadian Credit Facility is subject to repayment upon demand and is available from time to time at the bank’s sole discretion.

Note Payable to Former Executive: In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013. The note is non-interest bearing. The note is guaranteed by Olympic.

NOTE E-FAIR VALUE MEASUREMENTS

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2010:
Cash equivalents	$26,202	$26,202	$—	$—
Investment in equity securities	3,686	3,686	—	—
Investment in stock options related to equity securities	462	—	462	—
At December 31, 2009:
Cash equivalents	$26,099	26,099	$—	$—
Investment in equity securities	2,873	2,873	—	—
Investment in stock options related to equity securities	300	—	300	—

The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2010 or March 31, 2009.

Cash equivalents consist primarily of treasury bills and money market funds that invest in United States government obligations with original maturities of three months or less. The original costs of these assets approximates fair value due to their short-term maturity.

Investment in equity securities are measured at fair value using closing stock prices from an active international market and are classified within Level 1 of the valuation hierarchy. Investment in stock options related to equity securities are measured at fair value using the Black-Scholes option pricing model based on observable market inputs such as stock prices, interest rates and expected volatility assumptions. Based on these inputs, these assets are classified within Level 2 of the valuation hierarchy.

During the three months ended March 31, 2010, the Company sold a portion of its investment in equity securities for proceeds totaling $52,000. Total realized gains were equal to proceeds received.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $321.5 million as of March 31, 2010, compared to the book value of $402.3 million. The quoted market price of the 9.75% Senior Notes was $319.5 million at March 31, 2010. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $314.6 million as of December 31, 2009, compared to the book value of $402.4 million. The quoted market price of the 9.75% Senior Notes was $312.6 million at December 31, 2009.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at March 31, 2010 and December 31, 2009 includes $113,000 of restricted cash related to collateral on a seismic operations bond.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Non-monetary exchanges related to resale licensing revenue	$1,174	$7
Non-monetary exchanges from underwriting of new data acquisition	778	—
Completion of data in progress from prior non-monetary exchanges	—	1,724

Total non-cash additions to seismic data library	$1,952	$1,731

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Acquisition revenue on underwriting from non-monetary exchange contracts	$54	$926
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,674	775

Total non-cash revenue	$1,728	$1,701

NOTE G-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2010, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Update (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 on Topic 605, “Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The Company will be required to apply the standard prospectively to any contracts that may contain multiple-element arrangements entered into or materially modified on or after January 1, 2011; however, earlier application is permitted. The Company does not currently expect the adoption of this new accounting update to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures regarding transfers in and out of Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. This ASU was effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be applied effective January 1, 2011. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial position, results of operation or cash flows.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2010 and December 31, 2009, and the consolidating condensed statements of operations and statements of cash flows for the three months ended March 31, 2010 and March 31, 2009 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$21,650	$4,919	$—	$26,569
Receivables
Trade, net	—	14,194	7,885	—	22,079
Notes and other	40	89	85	—	214
Due from Seitel Holdings, Inc.	—	149	—		149
Intercompany receivables (payables)	132,929	(130,685)	(2,244)	—	—
Investment in subsidiaries	270,112	423,385	1,679	(695,176)	—
Net seismic data library	—	129,386	47,698	—	177,084
Net property and equipment	—	1,938	4,658	—	6,596
Investment in marketable securities	—	4,148	—	—	4,148
Prepaid expenses, deferred charges and other	8,319	4,803	401	—	13,523
Intangible assets, net	900	22,083	14,397	—	37,380
Goodwill	—	107,688	98,286	—	205,974
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$412,300	$599,155	$177,764	$(695,176)	$494,043

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,301	$4,445	$17,325	$—	$27,071
Income taxes payable	38	—	3	—	41
Senior Notes	402,130	—	—	—	402,130
Notes payable	195	—	—	—	195
Obligations under capital leases	—	—	3,437	—	3,437
Deferred revenue	—	21,628	3,979	—	25,607
Deferred income taxes	—	—	5,683	—	5,683

TOTAL LIABILITIES	407,664	26,073	30,427	—	464,164

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	274,862	—	—	—	274,862
Parent investment	—	764,753	156,921	(921,674)	—
Retained deficit	(270,226)	(195,821)	(30,677)	226,498	(270,226)
Accumulated other comprehensive income	—	4,150	21,093	—	25,243

TOTAL STOCKHOLDER’S EQUITY	4,636	573,082	147,337	(695,176)	29,879

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$412,300	$599,155	$177,764	$(695,176)	$494,043

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$24,221	$2,049	$—	$26,270
Receivables
Trade, net	—	15,652	13,846	—	29,498
Notes and other	40	87	159	—	286
Due from Seitel Holdings, Inc.	—	147	—	—	147
Intercompany receivables (payables)	147,022	(145,814)	(1,208)	—	—
Investment in subsidiaries	287,245	428,995	876	(717,116)	—
Net seismic data library	—	148,636	51,753	—	200,389
Net property and equipment	—	2,238	4,765	—	7,003
Investment in marketable securities	—	3,173	—	—	3,173
Prepaid expenses, deferred charges and other	8,610	4,368	448	—	13,426
Intangible assets, net	900	22,886	14,654	—	38,440
Goodwill	—	107,688	95,372	—	203,060
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$443,817	$612,604	$182,714	$(717,116)	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,099	$5,456	$16,522	$—	$37,077
Income taxes payable	9	—	—	—	9
Senior Notes	402,154	—	—	—	402,154
Notes payable	208	—	—	—	208
Obligations under capital leases	—	—	3,370	—	3,370
Deferred revenue	—	18,188	8,534	—	26,722
Deferred income taxes	—	—	6,118	—	6,118

TOTAL LIABILITIES	417,470	23,644	34,544	—	475,658

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	274,331	—	—	—	274,331
Parent investment	—	764,752	161,422	(926,174)	—
Retained deficit	(247,984)	(178,965)	(30,093)	209,058	(247,984)
Accumulated other comprehensive income	—	3,173	16,841	—	20,014

TOTAL STOCKHOLDER’S EQUITY	26,347	588,960	148,170	(717,116)	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$443,817	$612,604	$182,714	$(717,116)	$522,019

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$17,878	$15,502	$(1,004)	$32,376
EXPENSES:
Depreciation and amortization	—	25,060	13,596	—	38,656
Cost of sales	—	35	2	—	37
Selling, general and administrative	530	3,842	3,148	(1,004)	6,516

	530	28,937	16,746	(1,004)	45,209

LOSS FROM OPERATIONS	(530)	(11,059)	(1,244)	—	(12,833)
Interest expense, net	(4,856)	(5,248)	(45)	—	(10,149)
Foreign currency exchange gains	—	—	208	—	208
Gain on sale of marketable securities	—	52	—	—	52
Other income	—	55	—	—	55

Loss before income taxes and equity in loss of subsidiaries	(5,386)	(16,200)	(1,081)	—	(22,667)
Provision (benefit) for income taxes	—	72	(497)	—	(425)
Equity in loss of subsidiaries	(16,856)	(584)	—	17,440	—

NET LOSS	$(22,242)	$(16,856)	$(584)	$17,440	$(22,242)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$22,191	$13,531	$(1,000)	$34,722
EXPENSES:
Depreciation and amortization	—	26,057	13,117	—	39,174
Cost of sales	—	9	5	—	14
Selling, general and administrative	1,301	4,576	3,383	(1,000)	8,260

	1,301	30,642	16,505	(1,000)	47,448

LOSS FROM OPERATIONS	(1,301)	(8,451)	(2,974)	—	(12,726)
Interest expense, net	(2,985)	(7,073)	(58)	—	(10,116)
Foreign currency exchange losses	—	—	(243)	—	(243)
Other income (loss)	—	50	(19)	—	31

Loss before income taxes and equity in loss of subsidiaries	(4,286)	(15,474)	(3,294)	—	(23,054)
Provision (benefit) for income taxes	—	165	(727)	—	(562)
Equity in loss of subsidiaries	(18,206)	(2,567)	—	20,773	—

NET LOSS	$(22,492)	$(18,206)	$(2,567)	$20,773	$(22,492)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,677)	$16,856	$12,212	$—	$9,391

Cash flows from investing activities:
Cash invested in seismic data	—	(4,221)	(4,760)	—	(8,981)
Cash paid to acquire property, equipment and other	—	(4)	(34)	—	(38)
Net proceeds from sale of marketable securities	—	52	—	—	52
Return of capital from subsidiary	—	4,501	(4,501)	—	—
Advances to Seitel Holdings, Inc.	—	(2)	—	—	(2)

Net cash provided by (used in) investing activities	—	326	(9,295)	—	(8,969)

Cash flows from financing activities:
Principal payments on notes payable	(13)	—	—	—	(13)
Principal payments on capital lease obligations	—	—	(35)	—	(35)
Payment of financing fees	(65)	—	—	—	(65)
Intercompany transfers	19,755	(19,755)	—	—	—

Net cash provided by (used in) financing activities	19,677	(19,755)	(35)	—	(113)

Effect of exchange rate changes	—	2	(12)	—	(10)

Net increase (decrease) in cash and cash equivalents	—	(2,571)	2,870	—	299
Cash and cash equivalents at beginning of period	—	24,221	2,049	—	26,270

Cash and cash equivalents at end of period	$—	$21,650	$4,919	$—	$26,569

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,214)	$20,870	$12,282	$—	$14,938

Cash flows from investing activities:
Cash invested in seismic data	—	(11,507)	(3,801)	—	(15,308)
Cash paid to acquire property, equipment and other	—	(63)	(45)	—	(108)
Advances to Seitel Holdings, Inc.	—	(4)	—	—	(4)
Cash transferred upon sale of subsidiary	—	—	(22)	—	(22)

Net cash used in investing activities	—	(11,574)	(3,868)	—	(15,442)

Cash flows from financing activities:
Principal payments on notes payable	(11)	—	—	—	(11)
Principal payments on capital lease obligations	—	—	(28)	—	(28)
Intercompany transfers	18,225	(8,225)	(10,000)	—	—

Net cash provided by (used in) financing activities	18,214	(8,225)	(10,028)	—	(39)

Effect of exchange rate changes	—	—	54	—	54

Net increase (decrease) in cash and cash equivalents	—	1,071	(1,560)	—	(489)
Cash and cash equivalents at beginning of period	—	33,034	9,644	—	42,678

Cash and cash equivalents at end of period	$—	$34,105	$8,084	$—	$42,189

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the duration of the economic downturn on our business, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facilities are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally, changes in the exploration budgets of our customers, and our ability to comply with the terms of our final judgment of permanent injunction by the Securities and Exchange Commission (“SEC”). The foregoing and other risk factors are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

The forward-looking statements contained in this report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC and in our future periodic reports filed with the SEC.

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

Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. Demand for our seismic data is more likely to be influenced by natural gas prices rather than crude oil prices due to the geographic location of our seismic data. The 2009 economic downturn resulted in lower commodity prices and reduced exploration capital expenditures, which, in turn, caused demand for seismic data to decline. Although we have seen some improvement in the demand for seismic data since year-end 2009, primarily in the unconventional resource plays, there continues to be uncertainty as to the ongoing recovery from the economic downturn and the impact on demand for seismic data in conventional areas.

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

North America Drilling Activity: The 2009 economic downturn in North America resulted in reduced demand for natural gas due to an imbalance between supply and demand that led to lower hydrocarbon prices resulting in a decrease in drilling activity in the first part of 2009 with land rig counts in North America reaching a low in May 2009. North America land drilling activity has been recovering since then, with drilling activity continuing to show improvement in the first quarter of 2010, primarily driven by domestic shale activity. Drilling activity in 2010 is currently expected to increase moderately over 2009 levels; however, weaker than expected natural gas prices and continued low domestic natural gas demand continue to cause uncertainty as to full recovery of conventional gas exploration.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash resales	$20,811	$10,012
Other revenue components:
Acquisition revenue	8,100	18,026
Non-monetary exchanges	1,852	7
Revenue deferred	(12,299)	(5,434)
Recognition of revenue previously deferred	12,787	10,760
Solutions and other	1,125	1,351

Total revenue	$32,376	$34,722

Cash EBITDA: Cash EBITDA represents cash generated from licensing data from our data library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, less cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as severance costs) and cost of goods sold.

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash EBITDA	$16,059	$5,230
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	8,100	18,026
Non-monetary exchanges	1,852	7
Revenue deferred	(12,299)	(5,434)
Recognition of revenue previously deferred	12,787	10,760
Less:
Depreciation and amortization	(38,656)	(39,174)
One-time costs associated with cost reduction measures	(76)	(800)
Non-cash operating expenses	(600)	(1,341)

Operating loss	$(12,833)	$(12,726)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2010 to March 31, 2010, we completed the addition of approximately 250 square miles of seismic data to our library. As of March 31, 2010, we had approximately 630 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2009.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Acquisition revenue:
Cash underwriting	$8,046	$17,100
Underwriting from non-monetary exchanges	54	926

Total acquisition revenue	8,100	18,026

Resale licensing revenue:
Cash resales	20,811	10,012
Non-monetary exchanges	1,852	7
Revenue deferred	(12,299)	(5,434)
Recognition of revenue previously deferred	12,787	10,760

Total resale licensing revenue	23,151	15,345

Total seismic revenue	31,251	33,371

Solutions and other	1,125	1,351

Total revenue	$32,376	$34,722

Total revenue decreased $2.3 million to $32.4 million in the first quarter of 2010 from $34.7 million in the first quarter of 2009 primarily due to a decrease in acquisition revenue of $9.9 million partially offset by an increase in total resale licensing revenue of $7.8 million. Acquisition revenue decreased between quarters due to our decision to scale back acquisition programs in 2009 and new 2010 programs starting later in the quarter. Acquisition revenue in the first quarter of 2010 related to resource plays in the Horn River and Montney areas in British Columbia as well as the Haynesville area in East Texas. Total resale licensing revenue was $23.2 million in the first quarter of 2010 compared to $15.3 million in the first quarter of 2009. Resale licensing revenue increased in the first quarter of 2010 from 2009 as a result of increased activity by our clients in licensing data related to both resource and conventional plays. Cash resales for the first quarter of 2010 were $20.8 million compared to $10.0 million in the first quarter of 2009. For the first quarter of 2010, core cash resales (onshore 3D and Canadian 2D data) were $19.8 million, up 122% from the first quarter of 2009 core cash resales of $8.9 million. Non-core cash resales (U.S. 2D and offshore data) were $1.0 million in the first quarter of 2010 compared to $1.1 million in the first quarter of 2009. Non-monetary exchanges increased $1.8 million from 2009 to 2010; these transactions fluctuate quarter to quarter depending upon the data available for trade. Clients entered into more library card contracts in the first quarter of 2010, resulting in the increase in revenue deferred. Recognition of previously deferred revenue, primarily selections, increased as customers made more selections due to the higher level of open library cards. Solutions and other revenue decreased $0.2 million between quarters primarily due to completion of a data management project in 2009.

Depreciation and Amortization

Depreciation and amortization was composed of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Amortization of seismic data:
Income forecast	$17,220	$20,905
Straight-line	19,472	16,400

Total amortization of seismic data	36,692	37,305
Depreciation of property and equipment	544	553
Amortization of acquired intangibles	1,420	1,316

Total	$38,656	$39,174

Total seismic data library amortization amounted to $36.7 million in the first quarter of 2010 compared to $37.3 million in the first quarter of 2009. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	Three Months Ended March 31,
Components of Amortization	2010	2009
Income forecast	55.1%	62.6%
Straight-line	62.3%	49.1%

Total	117.4%	111.8%

The percentage of income forecast amortization to total seismic revenue decreased between the first quarters of 2010 and 2009. In both periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the first quarter of 2010, 29% of resale revenue recognized was from data whose costs were fully amortized as compared to 21% in the first quarter of 2009. Additionally, amortization expense related to new data acquisition decreased between the periods due to the lower level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization increased $3.1 million between the first quarters of 2009 and 2010 due to the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization in the first quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $6.5 million in the first quarter of 2010 compared to $8.3 million in the first quarter of 2009. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash SG&A expenses	$5,916	$6,919
Non-cash compensation expense	531	1,284
Non-cash rent expense	69	57

Total	$6,516	$8,260

The decrease in cash SG&A expenses of $1.0 million from the first quarter of 2009 to the first quarter of 2010 was primarily due to (1) a decrease of $0.4 million in personnel costs resulting from workforce reductions and reductions in employee benefits implemented in the first and second quarters of 2009, (2) a decrease of $0.7 million in one-time costs associated with cost reduction measures, and (3) a decrease of $0.6 million in various other expenses primarily resulting from cost cutting measures implemented in 2009. These decreases were partially offset by $0.7 million of performance incentive accruals recorded in 2010.

The decrease in non-cash compensation expense between quarters was due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years. There have been no additional option issuances since the second quarter of 2008.

Income Taxes

Tax benefit was $0.4 million in the first quarter of 2010 compared to $0.6 million in the first quarter of 2009. The benefit in the first quarter of 2010 was comprised of (i) a benefit of $0.6 million related to our Canadian operations, (ii) an expense of $0.1 million related to principal and interest on uncertain tax positions and (iii) $0.1 million in U.S. state tax expense. The benefit in the first quarter of 2009 was comprised of (i) a benefit of $0.9 million related to our Canadian operations, (ii) an expense of $0.2 million related to principal and interest on uncertain tax positions and (iii) $0.1 million expense related to U.S. state tax expense. The Federal tax benefit in both the first quarter of 2010 and 2009 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of March 31, 2010, we had $26.6 million in consolidated cash, cash equivalents and short-term investments. Included in this balance is restricted cash of $113,000. Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility: On December 22, 2009, we entered into a secured credit agreement which provides us with the ability to borrow up to $9.9 million (the “U.S. Credit Facility”). Borrowings under the U.S. Credit Facility may be made from date of the agreement until December 31, 2010. Borrowings may be prepaid and, in certain circumstances as defined in the agreement, mandatory prepayments are required. However, such prepaid amounts may not be reborrowed. The maturity date of the U.S Credit Facility is December 22, 2014. The U.S. Credit Facility contains financial covenants, including a covenant requiring us to achieve and maintain a minimum level of cash EBITDA (as defined in the credit agreement governing the U.S. Credit Facility). At March 31, 2010, there was no outstanding balance under the U.S. Credit Facility and there was $9.9 million of availability.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility (the “Canadian Credit Facility”) which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the Canadian Credit Facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the credit agreement governing the Canadian Credit Facility) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of March 31, 2010, no amounts were outstanding on the Canadian Credit Facility and $4.0 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of March 31, 2010, $2.0 million of the 11.75% Senior Notes remain outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $9.4 million and $14.9 million for the three months ended March 31, 2010 and 2009, respectively. Operating cash flows for the first quarter of 2010 decreased from the first quarter of 2009 primarily due to decreased collections from our cash license resales in the 2010 period as a result of the slowdown in activity from the previous year.

Cash Flows from Investing Activities: Cash flows used in investing activities were $9.0 million and $15.4 million for the three months ended March 31, 2010 and 2009, respectively. Cash expenditures for seismic data were $9.0 million and $15.3 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in cash invested in seismic data for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to our decision to scale back acquisition programs in 2009 and new 2010 programs starting later in the quarter.

Cash Flows from Financing Activities: Cash flows used in financing activities were $113,000 and $39,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in cash used in financing activities is due to the payment of financing fees in 2010 related to the U.S. Credit Facility.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required payments of interest on our 9.75% and 11.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of March 31, 2010, we had a net deferred tax liability of $5.7 million attributable to our Canadian operations and a $0.3 deferred tax asset attributable to U.S. state deferred taxes. In the U.S., we had a Federal deferred tax asset of $95.8 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of March 31, 2010, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized.

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

Capital Expenditures

During the three months ended March 31, 2010, capital expenditures for seismic data and other property and equipment amounted to $11.9 million. Our capital expenditures for the remainder of 2010 are presently estimated to be $55.1 million. The first quarter 2010 actual and 2010 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2010	Estimate for Remainder of 2010	Total Estimate for 2010
New data acquisition	$9,589	$46,411	$56,000
Cash purchases and data processing	295	205	500
Non-monetary exchanges	1,952	8,048	10,000
Property and equipment and other	38	462	500

Total capital expenditures	11,874	55,126	67,000
Less: Non-monetary exchanges	(1,952)	(8,048)	(10,000)
Changes in working capital	(903)	—	(903)

Cash investment per statement of cash flows	$9,019	$47,078	$56,097

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Three Months Ended March 31, 2010	Estimate for Remainder of 2010	Total Estimate for 2010
Total capital expenditures	$11,874	$55,126	$67,000
Less: Non-cash additions	(1,952)	(8,048)	(10,000)
Cash underwriting	(8,046)	(33,954)	(42,000)

Capital expenditures funded from operating cash flow	$1,876	$13,124	$15,000

As of May 7, 2010, we had capital expenditure commitments related to data acquisition projects of approximately $29.1 million, of which we have obtained approximately $19.1 million of cash underwriting and $0.7 million of underwriting for non-monetary exchanges.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2010, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2010.

Item 4T.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note G to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, filed with the SEC on March 30, 2010, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.1†	Form of Second Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on January 27, 2010).

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Dated: May 12, 2010	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: May 12, 2010	/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer

EXHIBIT

INDEX

Exhibit	Title

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.1†	Form of Second Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on January 27, 2010).

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

†	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.