Form 10-Q
period 2010-06-30
SEITEL INC
filed 2010-08-09
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-10165

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2010, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$41,268	$26,270
Receivables
Trade, net of allowance for doubtful accounts of $1,125 and $1,108, respectively	27,831	29,498
Notes and other	115	286
Due from Seitel Holdings, Inc.	152	147
Net seismic data library, net of accumulated amortization of $516,818 and $446,037, respectively	149,655	200,389
Net property and equipment, net of accumulated depreciation and amortization of $8,372 and $7,290, respectively	5,855	7,003
Investment in marketable securities	3,416	3,173
Prepaid expenses, deferred charges and other	11,849	13,426
Intangible assets, net of accumulated amortization of $20,128 and $17,276, respectively	35,292	38,440
Goodwill	201,800	203,060
Deferred income taxes	327	327

TOTAL ASSETS	$477,560	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY LIABILITIES
Accounts payable and accrued liabilities	$34,739	$37,077
Income taxes payable	78	9
Debt
Senior Notes	402,106	402,154
Notes payable	181	208
Obligations under capital leases	3,256	3,370
Deferred revenue	31,061	26,722
Deferred income taxes	3,882	6,118

TOTAL LIABILITIES	475,303	475,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	276,630	274,331
Retained deficit	(292,812)	(247,984)
Accumulated other comprehensive income	18,439	20,014

TOTAL STOCKHOLDER’S EQUITY	2,257	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$477,560	$522,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2010	2009

REVENUE	$32,962	$22,446

EXPENSES:
Depreciation and amortization	38,111	36,072
Cost of sales	26	93
Selling, general and administrative	8,382	6,424

	46,519	42,589

LOSS FROM OPERATIONS	(13,557)	(20,143)

Interest expense, net	(10,177)	(10,169)
Foreign currency exchange gains (losses)	(316)	609
Other income	79	43

Loss before income taxes	(23,971)	(29,660)
Benefit for income taxes	(1,385)	(1,621)

NET LOSS	$(22,586)	$(28,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009

REVENUE	$65,338	$57,168

EXPENSES:
Depreciation and amortization	76,767	75,246
Cost of sales	63	107
Selling, general and administrative	14,898	14,684

	91,728	90,037

LOSS FROM OPERATIONS	(26,390)	(32,869)

Interest expense, net	(20,326)	(20,285)
Foreign currency exchange gains (losses)	(108)	366
Gain on sale of marketable securities	52	—
Other income	134	74

Loss before income taxes	(46,638)	(52,714)
Benefit for income taxes	(1,810)	(2,183)

NET LOSS	$(44,828)	$(50,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(22,586)	$(28,039)	$(44,828)	$(50,531)

Unrealized gain (loss) on securities held as available for sale, net of tax:
Unrealized net holding gain (loss) arising during the period	(732)	491	295	608
Less: Reclassification adjustment for realized gains included in earnings	—	—	(52)	—

Foreign currency translation adjustments	(6,072)	11,240	(1,818)	6,905

Comprehensive loss	$(29,390)	$(16,308)	$(46,403)	$(43,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income

Balance, December 31, 2009	100	$—	$274,331	$(247,984)	$20,014
Amortization of stock-based compensation costs	—	—	2,299	—	—
Net loss	—	—	—	(44,828)	—
Foreign currency translation adjustments	—	—	—	—	(1,818)
Unrealized gain on marketable securities, net of tax	—	—	—	—	295
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	—	—	—	—	(52)

Balance, June 30, 2010	100	$—	$276,630	$(292,812)	$18,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(44,828)	$(50,531)
Depreciation and amortization	76,767	75,246
Deferred income tax benefit	(1,967)	(2,419)
Amortization of deferred financing costs	854	878
Amortization of debt premium	(48)	(46)
Amortization of stock-based compensation	2,299	2,279
Amortization of favorable facility lease	137	119
Allowance for collection of trade receivables	—	252
Non-cash revenue	(5,776)	(4,725)
Gain on sale of marketable securities	(52)	—
Loss (gain) loss on sale of subsidiary	(28)	19
Decrease in receivables	1,422	28,608
Decrease (increase) in other assets	(29)	997
Increase (decrease) in deferred revenue	4,646	(21,068)
Decrease in accounts payable and other liabilities	(826)	(7,306)

Net cash provided by operating activities	32,571	22,303

Cash flows from investing activities:
Cash invested in seismic data	(17,641)	(35,648)
Cash paid to acquire property, equipment and other	(40)	(243)
Net proceeds from sale of marketable securities	52	—
Advances to Seitel Holdings, Inc.	(5)	(7)
Cash transferred upon sale of subsidiary	—	(22)
Cash from disposal of property and equipment	—	14

Net cash used in investing activities	(17,634)	(35,906)

Cash flows from financing activities:
Principal payments on notes payable	(27)	(23)
Principal payments on capital lease obligations	(71)	(58)
Borrowings on line of credit	10	196
Payments on line of credit	(10)	(196)
Payment of debt issue costs	(65)	—

Net cash used in financing activities	(163)	(81)

Effect of exchange rate changes	224	(271)

Net increase (decrease) in cash and equivalents	14,998	(13,955)
Cash and cash equivalents at beginning of period	26,270	42,678

Cash and cash equivalents at end of period	$41,268	$28,723

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,703	$19,727
Income taxes	15	250

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$5,953	$609

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

June 30, 2010

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other quarter of 2010 or for the year ending December 31, 2010. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE B-REVENUE RECOGNITION

Revenue from Data Acquisition

The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The initial licenses often provide the customer with a limited exclusivity period, which lasts for a relatively short period of time after final delivery of the processed data. The payments for the initial exclusive licenses are sometimes referred to as underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Seismic data library additions	$4,001	$(1,122)	$5,953	$609

Revenue recognized on specific data licenses and selections of data	3,291	1,477	4,965	2,252

Revenue recognized related to acquisition contracts	757	1,547	811	2,473

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $405,000 and $416,000 for the three months ended June 30, 2010 and 2009, respectively, and $810,000 and $921,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2010, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

The Company did not have any impairment charges during the six months ended June 30, 2010 or 2009.

NOTE D-DEBT

The following is a summary of the Company’s debt (in thousands):

	June 30, 2010	December 31, 2009

9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
U.S. Credit Facility	—	—
Canadian Credit Facility	—	—
Note payable to former executive	181	208

	402,181	402,208
Plus: Premium on debt	106	154

	$402,287	$402,362

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

U.S. Credit Facility: On December 22, 2009, the Company entered into a secured credit agreement with ValueAct Capital Management, L.P., as initial lender, and ValueAct Capital Management, L.P., as administrative agent (the “U.S. Credit Facility”). The U.S. Credit Facility provides the Company with the ability to borrow up to $9.9 million. Borrowings under the U.S. Credit Facility may be made from the date of the agreement until December 31, 2010, and may be prepaid. In certain circumstances defined in the agreement, mandatory prepayments are required, including the requirement to use 50% of the Company’s annual excess cash flow, as defined in the agreement, to prepay any amounts outstanding beginning with the fiscal year ending December 31, 2011. Prepaid amounts may not be reborrowed. Loans made under the U.S. Credit Facility bear interest at an annual rate equal to 4% plus the greater of: (a) the prime lending rate as publicly announced from time to time by First Republic Bank, N.A.; (b) the federal funds effective rate in effect, plus 0.5%; and (c) 7%. All obligations under the U.S. Credit Facility are unconditionally guaranteed by each of the Company’s domestic subsidiaries, subject to customary exceptions, exclusions and release mechanisms. The maturity date of the U.S. Credit Facility is December 22, 2014. The U.S. Credit Facility contains a financial covenant requiring the Company to achieve and maintain a minimum level of cash EBITDA (as defined in the credit agreement governing the U.S. Credit Facility), and restricts, among other things, the ability to incur additional indebtedness and complete mergers, acquisitions and sales of assets. The U.S. Credit Facility requires the payment of an unused line fee of 0.5% per annum, payable in arrears, from the date of the agreement until December 31, 2010.

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

NOTE E-STOCK-BASED COMPENSATION

The Company has plans in place which provide for the grant of stock options, restricted stock and restricted stock unit awards to eligible employees and directors. These stock-based awards are for the issuance of common shares in Seitel Holdings, Inc., the Company’s parent.

On May 3, 2010, the Company effected a modification of all of its outstanding stock options to reduce the exercise price of the options to $193.13. The vesting conditions and the expiration dates were not changed from the original grant of each option. The modification affected 16 employees and 2 directors who had a total of 86,135 options outstanding as of the modification date. The incremental compensation cost as a result of the modified exercise price was $1.3 million, of which $0.9 million was expensed immediately for vested options at the date of modification. The remaining $0.4 million incremental cost along with the remaining unrecognized compensation cost prior to the modification will be recognized using the graded vesting attribution method over the remaining vesting periods of the stock options. In addition, on May 3, 2010, the Company cancelled options totaling 5,250 with unamortized compensation costs of $0.3 million that was expensed immediately upon cancellation. On the same date, the Company granted 5,250 new options with a fair value of $0.2 million.

NOTE F-FAIR VALUE MEASUREMENTS

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2010:
Cash equivalents	$41,240	$41,240	$—	$—
Investment in equity securities	3,160	3,160	—	—
Investment in stock options related to equity securities	256	—	256	—

At December 31, 2009:
Cash equivalents	$26,099	26,099	$—	$—
Investment in equity securities	2,873	2,873	—	—
Investment in stock options related to equity securities	300	—	300	—

The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2010 or June 30, 2009.

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

During the six months ended June 30, 2010, the Company sold a portion of its investment in equity securities for proceeds totaling $52,000. Total realized gains were equal to proceeds received.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $330.0 million as of June 30, 2010, compared to the book value of $402.3 million. The quoted market price of the 9.75% Senior Notes was $328.0 million at June 30, 2010. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $314.6 million as of December 31, 2009, compared to the book value of $402.4 million. The quoted market price of the 9.75% Senior Notes was $312.6 million at December 31, 2009.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE G-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at June 30, 2010 and December 31, 2009 includes $177,000 and $113,000, respectively of restricted cash related to collateral on seismic operations bonds.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Six Months Ended June 30,
	2010	2009

Non-monetary exchanges related to resale licensing revenue	$3,371	$176
Non-monetary exchanges from underwriting of new data acquisition	778	(1,291)
Other non-monetary exchanges	28	—
Completion of data in progress from prior non-monetary exchanges	3,199	1,724
Less: Non-monetary exchanges for data in progress	(1,423)	—

Total non-cash additions to seismic data library	$5,953	$609

During the six months ended June 30, 2009, the Company reversed a non-monetary exchange valued at $1.3 million that was originally entered into in 2008. The Company was notified that the client was unable to provide clear title to one of the seismic surveys included in the original contract resulting in the negative amount of seismic data library additions in the first six months of 2009.

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Six Months Ended June 30,
	2010	2009

Acquisition revenue on underwriting from non-monetary exchange contracts	$811	$2,473
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	4,965	2,252

Total non-cash revenue	$5,776	$4,725

NOTE H-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2010, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2010 and December 31, 2009, and the consolidating condensed statements of operations and statements of cash flows for the six months ended June 30, 2010 and June 30, 2009 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$—	$37,226	$4,042	$—	$41,268
Receivables
Trade, net	—	22,759	5,072	—	27,831
Notes and other	22	91	2	—	115
Due from Seitel Holdings, Inc.	—	152	—	—	152
Intercompany receivables (payables)	138,318	(135,545)	(2,773)	—	—
Investment in subsidiaries	254,147	418,991	2,147	(675,285)	—
Net seismic data library	—	112,252	37,403	—	149,655
Net property and equipment	—	1,656	4,199	—	5,855
Investment in marketable securities	—	3,416	—	—	3,416
Prepaid expenses, deferred charges and other	7,917	3,364	568	—	11,849
Intangible assets, net	900	21,281	13,111		35,292
Goodwill	—	107,688	94,112	—	201,800
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$401,304	$593,658	$157,883	$(675,285)	$477,560

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,127	$8,894	$10,718	$—	$34,739
Income taxes payable	72	—	6	—	78
Senior Notes	402,106	—	—	—	402,106
Notes payable	181	—	—	—	181
Obligations under capital leases	—	—	3,256	—	3,256
Deferred revenue	—	28,380	2,681	—	31,061
Deferred income taxes	—	—	3,882	—	3,882

TOTAL LIABILITIES	417,486	37,274	20,543	—	475,303

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	276,630	—	—	—	276,630
Parent investment	—	764,753	156,926	(921,679)	—
Retained deficit	(292,812)	(211,785)	(34,609)	246,394	(292,812)
Accumulated other comprehensive income	—	3,416	15,023	—	18,439

TOTAL STOCKHOLDER’S EQUITY	(16,182)	556,384	137,340	(675,285)	2,257

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$401,304	$593,658	$157,883	$(675,285)	$477,560

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$—	$24,221	$2,049	$—	$26,270
Receivables
Trade, net	—	15,652	13,846	—	29,498
Notes and other	40	87	159	—	286
Due from Seitel Holdings, Inc.	—	147	—	—	147
Intercompany receivables (payables)	147,022	(145,814)	(1,208)	—	—
Investment in subsidiaries	287,245	428,995	876	(717,116)	—
Net seismic data library	—	148,636	51,753	—	200,389
Net property and equipment	—	2,238	4,765	—	7,003
Investment in marketable securities	—	3,173	—	—	3,173
Prepaid expenses, deferred charges and other	8,610	4,368	448	—	13,426
Intangible assets, net	900	22,886	14,654	—	38,440
Goodwill	—	107,688	95,372	—	203,060
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$443,817	$612,604	$182,714	$(717,116)	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,099	$5,456	$16,522	$—	$37,077
Income taxes payable	9	—	—	—	9
Senior Notes	402,154	—	—	—	402,154
Notes payable	208	—	—	—	208
Obligations under capital leases	—	—	3,370	—	3,370
Deferred revenue	—	18,188	8,534	—	26,722
Deferred income taxes	—	—	6,118	—	6,118

TOTAL LIABILITIES	417,470	23,644	34,544	—	475,658

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	274,331	—	—	—	274,331
Parent investment	—	764,752	161,422	(926,174)	—
Retained deficit	(247,984)	(178,965)	(30,093)	209,058	(247,984)
Accumulated other comprehensive income	—	3,173	16,841	—	20,014

TOTAL STOCKHOLDER’S EQUITY	26,347	588,960	148,170	(717,116)	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$443,817	$612,604	$182,714	$(717,116)	$522,019

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

REVENUE	$—	$44,506	$22,434	$(1,602)	$65,338

EXPENSES:
Depreciation and amortization	—	54,134	22,633	—	76,767
Cost of sales	—	58	5	—	63
Selling, general and administrative	2,181	8,216	6,103	(1,602)	14,898

	2,181	62,408	28,741	(1,602)	91,728

LOSS FROM OPERATIONS	(2,181)	(17,902)	(6,307)	—	(26,390)

Interest expense, net	(9,828)	(10,381)	(117)	—	(20,326)
Foreign currency exchange gains (losses)	—	2	(110)	—	(108)
Gain on sale of marketable securities	—	52	—	—	52
Other income	1	105	28	—	134

Loss before income taxes and equity in loss of subsidiaries	(12,008)	(28,124)	(6,506)	—	(46,638)
Provision (benefit) for income taxes	—	180	(1,990)	—	(1,810)
Equity in loss of subsidiaries	(32,820)	(4,516)	—	37,336	—

NET LOSS	$(44,828)	$(32,820)	$(4,516)	$37,336	$(44,828)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

REVENUE	$—	$41,505	$17,130	$(1,467)	$57,168

EXPENSES:
Depreciation and amortization	—	55,047	20,199	—	75,246
Cost of sales	—	101	6	—	107
Selling, general and administrative	2,304	8,269	5,578	(1,467)	14,684

	2,304	63,417	25,783	(1,467)	90,037

LOSS FROM OPERATIONS	(2,304)	(21,912)	(8,653)	—	(32,869)

Interest expense, net	(7,596)	(12,587)	(102)	—	(20,285)
Foreign currency exchange gains	—	—	366	—	366
Other income (loss)	—	93	(19)	—	74

Loss before income taxes and equity in loss of subsidiaries	(9,900)	(34,406)	(8,408)	—	(52,714)
Provision (benefit) for income taxes	—	314	(2,497)	—	(2,183)
Equity in loss of subsidiaries	(40,631)	(5,911)	—	46,542	—

NET LOSS	$(50,531)	$(40,631)	$(5,911)	$46,542	$(50,531)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,720)	$36,019	$16,272	$—	$32,571

Cash flows from investing activities:
Cash invested in seismic data	—	(7,743)	(9,898)	—	(17,641)
Cash paid to acquire property, equipment and other	—	(7)	(33)	—	(40)
Net proceeds from sale of marketable securities	—	52	—	—	52
Return of capital from subsidiary	—	4,501	(4,501)	—	—
Advances to Seitel Holdings, Inc.	—	(5)	—	—	(5)

Net cash used in investing activities	—	(3,202)	(14,432)	—	(17,634)

Cash flows from financing activities:
Principal payments on notes payable	(27)	—	—	—	(27)
Principal payments on capital lease obligations	—	—	(71)	—	(71)
Borrowings on line of credit	—	—	10	—	10
Payments on line of credit	—	—	(10)	—	(10)
Payment of debt issue costs	(65)	—	—	—	(65)
Intercompany transfers	19,812	(19,812)	—	—	—

Net cash provided by (used in) financing activities	19,720	(19,812)	(71)	—	(163)

Effect of exchange rate changes	—	—	224	—	224

Net increase in cash and cash equivalents	—	13,005	1,993	—	14,998
Cash and cash equivalents at beginning of period	—	24,221	2,049	—	26,270

Cash and cash equivalents at end of period	$—	$37,226	$4,042	$—	$41,268

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,520)	$24,316	$16,507	$—	$22,303

Cash flows from investing activities:
Cash invested in seismic data	—	(23,661)	(11,987)	—	(35,648)
Cash paid to acquire property, equipment and other	—	(198)	(45)	—	(243)
Advances to Seitel Holdings, Inc.	—	(7)	—	—	(7)
Cash transferred upon sale of subsidiary	—	—	(22)	—	(22)
Cash from disposal of property and equipment	—	14	—	—	14

Net cash used in investing activities	—	(23,852)	(12,054)	—	(35,906)

Cash flows from financing activities:
Principal payments on notes payable	(23)	—	—	—	(23)
Principal payments on capital lease obligations	—	—	(58)	—	(58)
Borrowings on line of credit	—	—	196	—	196
Payments in line of credit	—	—	(196)	—	(196)
Intercompany transfers	18,543	(6,543)	(12,000)	—	—

Net cash provided by (used in) financing activities	18,520	(6,543)	(12,058)	—	(81)

Effect of exchange rate changes	—	—	(271)	—	(271)

Net decrease in cash and cash equivalents	—	(6,079)	(7,876)	—	(13,955)
Cash and cash equivalents at beginning of period	—	33,034	9,644	—	42,678

Cash and cash equivalents at end of period	$—	$26,955	$1,768	$—	$28,723

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. These markets continue to experience major changes. Several major oil companies have become more active in the U.S. market than in the past few years, primarily in resource plays. Independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity. Although exploration activity in North America declined in 2009 as a result of economic uncertainty and low commodity prices, we expect demand recovery for natural gas over the medium term to lead to renewed growth exploration activity in the U.S. and Canada.

Our offshore seismic data is primarily located in the shallow waters of the U.S. Gulf of Mexico and generates a small percentage of our revenue. Therefore, we believe that our results of operations will not be negatively impacted by the offshore drilling moratorium currently imposed.

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

Availability of Capital for Our Customers: Some of our customers consist of independent oil and gas companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. The reduction in cash flows being experienced by our customers resulting from the declines in commodity prices, along with the reduced availability of credit and increased costs of borrowing due to the tightening of the credit markets, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.

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

North America Drilling Activity: The 2009 economic downturn in North America resulted in reduced demand for natural gas due to an imbalance between supply and demand that led to lower hydrocarbon prices resulting in a decrease in drilling activity in the first part of 2009 with land rig counts in North America reaching a low in May 2009. North America land drilling activity has been recovering since then, with drilling activity continuing to show improvement in the first half of 2010, primarily driven by domestic shale activity. Drilling activity in 2010 is currently expected to increase moderately over 2009 levels; however, weaker than expected natural gas prices and continued low domestic natural gas demand continue to cause uncertainty as to full recovery of conventional gas exploration.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cash resales	$31,602	$7,248	$52,413	$17,260
Other revenue components:
Acquisition revenue	4,877	8,349	12,977	26,375
Non-monetary exchanges	2,198	169	4,050	176
Revenue recognition adjustments	(6,548)	5,569	(6,060)	10,895
Solutions and other	833	1,111	1,958	2,462

Total revenue	$32,962	$22,446	$65,338	$57,168

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cash EBITDA	$25,915	$3,310	$41,974	$8,540
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	4,877	8,349	12,977	26,375
Non-monetary exchanges	2,198	169	4,050	176
Revenue recognition adjustments	(6,548)	5,569	(6,060)	10,895
Less:
Depreciation and amortization	(38,111)	(36,072)	(76,767)	(75,246)
Severance and one-time costs associated with cost reduction measures	(52)	(411)	(128)	(1,211)
Non-cash operating expenses	(1,836)	(1,057)	(2,436)	(2,398)

Operating loss	$(13,557)	$(20,143)	$(26,390)	$(32,869)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2010 to June 30, 2010, we completed the addition of approximately 350 square miles of seismic data to our library, of which approximately 160 square miles were located in resource plays in the U.S. and Canada. As of June 30, 2010, we had approximately 1,100 square miles of seismic data in progress, all of which is located in resource plays.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2009.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition revenue:
Cash underwriting	$4,120	$6,802	$12,166	$23,902
Underwriting from non-monetary exchanges	757	1,547	811	2,473

Total acquisition revenue	4,877	8,349	12,977	26,375

Resale licensing revenue:
Cash resales	31,602	7,248	52,413	17,260
Non-monetary exchanges	2,198	169	4,050	176
Revenue recognition adjustments	(6,548)	5,569	(6,060)	10,895

Total resale licensing revenue	27,252	12,986	50,403	28,331

Total seismic revenue	32,129	21,335	63,380	54,706

Solutions and other	833	1,111	1,958	2,462

Total revenue	$32,962	$22,446	$65,338	$57,168

Total revenue for the second quarter of 2010 was $33.0 million, an increase of $10.5 million, or 47%, from the second quarter of 2009 total revenue of $22.4 million. Acquisition revenue was $4.9 million for the second quarter of 2010, a decrease of $3.5 million from the second quarter of 2009. The decrease was primarily due to reduced activity caused by the economic downturn in 2009. Acquisition revenue in the second quarter of 2010 primarily related to resource plays in the Haynesville area in east Texas and the Eagle Ford area in south Texas where we began work on five new programs covering approximately 500 square miles. Total resale licensing revenue was $27.3 million in the second quarter of 2010 compared to $13.0 million in the second quarter of 2009, an increase of 110%. Resale licensing revenue increased in the second quarter of 2010 from 2009 as a result of increased activity by our clients licensing data related to both unconventional and conventional plays. Cash resales for the second quarter of 2010 were $31.6 million, up 336% from the second quarter of 2009. Cash resales from unconventional plays increased 351% from the second quarter of 2009 to the second quarter of 2010 while cash resales related to conventional data increased 311% in the same period. In the second quarter of 2010, 64% of our cash resales were from resource plays with the remaining 36% from conventional areas, 2D and offshore data. This compares to 62% and 38%, respectively, in the second quarter of 2009. Non-monetary exchanges increased $2.0 million from the second quarter of 2009 to 2010; these transactions fluctuate quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of revenue deferred as a result of all of the revenue recognition criteria not being met and the subsequent revenue recognition once the criteria are met. In the second quarter of 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts, primarily as a result of an increase in the value of library card contracts entered into in the quarter. In the second quarter of 2009, the revenue recognized from previously deferred contracts was higher than the deferrals related to new contracts primarily because there were fewer library cards entered into in the 2009 second quarter. Solutions and other revenue was $0.8 million in the second quarter of 2010 compared to $1.1 million in the second quarter of 2009. This decrease between quarters was mainly due to certain seismic revenue, such as library cards, relicense fees and acquisition revenue, not resulting in Solutions work in the short-term.

Total revenue for the first six months of 2010 was $65.3 million, an increase of $8.2 million, or 14%, from the first six months of 2009 total revenue of $57.2 million. Acquisition revenue was $13.0 million for the first six months of 2010, a decrease of $13.4 million from the first six months of 2009. The decrease was primarily attributable to reduced activity caused by the economic downturn in 2009. During the first six months of 2010, we signed two new acquisition programs in the Haynesville area and five new programs in the Eagle Ford area as well as continued working on Haynesville projects started prior to 2010 and projects in the Horn River and Montney areas in Canada. Total resale licensing revenue was $50.4 million in the first six months of 2010 compared to $28.3 million in the first six months of 2009, reflecting the higher activity levels by our clients. Cash resales for the first six months of 2010 were $52.4 million, up 204% from the first six months of 2009. Cash resales from unconventional plays increased 232% from the first six months of 2009 to the first six months of 2010 while cash resales related to conventional data increased 168% in the same period. In the first six months of 2010, 61% of our cash resales were from resource plays with the remaining 39% from conventional areas, 2D and offshore data. This compares to 56% and 44%, respectively, in the first six months of 2009. In the first half of 2010, we have seen strong demand for our data located in the resource plays of Haynesville and Eagle Ford in the U.S. and Montney in Canada. Non-monetary exchanges increased $3.9 million from the first six months of 2009 to 2010; these transactions fluctuate quarter to quarter depending upon the data available for trade. In the first six months of 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts, primarily as a result of an increase in the value of library card contracts entered into in the period. In the first six months of 2009, the revenue recognized from previously deferred contracts was higher than the deferrals related to new contracts due to the lower level of cash resales in the 2009 period. Solutions and other revenue decreased $0.5 million between the six-month periods due to the completion of a data management project in 2009 and due to the mix of seismic revenue and the types of products delivered.

At June 30, 2010, we had a deferred revenue balance of $31.1 million, compared to the December 31, 2009 balance of $26.7 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization

Depreciation and amortization was composed of the following for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Amortization of seismic data:
Income forecast	$17,780	$13,275	$35,000	$34,180
Straight-line	18,392	20,871	37,864	37,271

Total amortization of seismic data	36,172	34,146	72,864	71,451
Depreciation of property and equipment	516	563	1,060	1,116
Amortization of acquired intangibles	1,423	1,363	2,843	2,679

Total	$38,111	$36,072	$76,767	$75,246

Total seismic data library amortization amounted to $36.2 million in the second quarter of 2010 compared to $34.1 million in the second quarter of 2009 and $72.9 million for the first half of 2010 compared to $71.5 million for the first half of 2009. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Amortization	2010	2009	2010	2009

Income forecast	55.3%	62.2%	55.2%	62.5%
Straight-line	57.3%	97.8%	59.8%	68.1%

Total	112.6%	160.0%	115.0%	130.6%

The percentage of income forecast amortization to total seismic revenue decreased between the 2010 and 2009 periods presented due to the mix of data being licensed. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the second quarter and first six months of 2010, 26% and 27%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 19% and 20% in the second quarter and first six months of 2009, respectively. Additionally, amortization expense related to new data acquisition decreased between the periods due to the lower level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $2.5 million between the 2009 and 2010 second quarter periods and increased by $0.6 million in the first half of 2010 compared to the first half of 2009 due to the distribution of revenue among the various seismic surveys.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $8.4 million in the second quarter of 2010 compared to $6.4 million in the second quarter of 2009 and $14.9 million in the first six months of 2010 compared to $14.7 million in the first six months of 2009. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cash SG&A expenses	$6,546	$5,367	$12,462	$12,286
Non-cash compensation expense	1,768	995	2,299	2,279
Non-cash rent expense	68	62	137	119

Total	$8,382	$6,424	$14,898	$14,684

The increase in cash SG&A expenses of $1.2 million from the second quarter of 2009 to the second quarter of 2010 was primarily due to an increase of $1.5 million in performance incentive accruals and an increase of $0.1 million in sales commissions as a result of higher revenues. These increases were partially offset by a $0.4 million decrease in one-time costs associated with cost reduction measures.

The increase in cash SG&A expenses of $0.2 million from the first six months of 2009 to the first six months of 2010 was primarily due to an increase of $2.2 million in performance incentive accruals and an increase of $0.2 million in sales commissions as a result of higher revenues. These increases were offset by the following decreases: (1) a decrease of $1.1 million in one-time costs associated with cost reduction measures, (2) a decrease of $0.4 million in personnel costs resulting from workforce reductions and employee benefits implemented in 2009, (3) a decrease of $0.3 million in provision for bad debts and (4) a decrease of $0.4 million in various expenses primarily resulting from cost cutting measures implemented in 2009.

The increase in non-cash compensation expense between 2010 and 2009 was due to re-pricing of our outstanding stock options in the second quarter of 2010, resulting in a lower strike price on the options for the current option holders. Of the $1.3 million incremental compensation expense resulting from the re-pricing, $0.9 million was expensed immediately as it related to options that were vested on the re-pricing date. The remaining $0.4 million in additional compensation expense will be recognized over the remaining vesting period of the unvested options using graded vesting.

Income Taxes

Tax benefit was $1.4 million in the second quarter of 2010 compared to $1.6 million in the second quarter of 2009. The benefit in the second quarter of 2010 was comprised of (i) a benefit of $1.6 million related to our Canadian operations, (ii) an expense of $0.1 million related to principal and interest on uncertain tax positions and (iii) $0.1 million in U.S. state tax expense. The benefit in the second quarter of 2009 was comprised of (i) a benefit of $1.6 million related to our Canadian operations, (ii) a benefit of $0.1 million primarily related to the reversal of an uncertain tax position following the expiration of the statute of limitations and (iii) $0.1 million in U.S. state tax expense. The Federal tax benefit in both the second quarter of 2010 and 2009 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax benefit was $1.8 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively. The benefit for the first six months of 2010 was comprised of (i) a benefit of $2.2 million related to our Canadian operations, (ii) an expense of $0.2 million related to principal and interest on uncertain tax positions and (iii) $0.2 million in U.S. state tax expense. The benefit for the first six months of 2009 was comprised of (i) a benefit of $2.6 million related to our Canadian operations, (ii) $0.2 million of state tax expense in the U.S. and (iii) $0.2 million expense related to penalties and interest on uncertain tax positions. The Federal tax benefit in both the first six months of 2010 and 2009 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of June 30, 2010, we had $41.3 million in consolidated cash, cash equivalents and short-term investments. Included in this balance is restricted cash of $177,000. Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility: On December 22, 2009, we entered into a secured credit agreement which provides us with the ability to borrow up to $9.9 million (the “U.S. Credit Facility”). Borrowings under the U.S. Credit Facility may be made from date of the agreement until December 31, 2010. Borrowings may be prepaid and, in certain circumstances as defined in the agreement, mandatory prepayments are required. However, such prepaid amounts may not be reborrowed. The maturity date of the U.S Credit Facility is December 22, 2014. The U.S. Credit Facility contains financial covenants, including a covenant requiring us to achieve and maintain a minimum level of cash EBITDA (as defined in the credit agreement governing the U.S. Credit Facility). At June 30, 2010, there was no outstanding balance under the U.S. Credit Facility and there was $9.9 million of availability.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility (the “Canadian Credit Facility”) which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the Canadian Credit Facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the credit agreement governing the Canadian Credit Facility) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of June 30, 2010, no amounts were outstanding on the Canadian Credit Facility and $3.1 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15 of each year.

11.75% Senior Unsecured Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of June 30, 2010, $2.0 million of the 11.75% Senior Notes remain outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15 of each year.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $32.6 million and $22.3 million for the six months ended June 30, 2010 and 2009, respectively. Operating cash flows for 2010 increased from 2009 primarily due to an increase in cash resales and the related cash collections.

Cash Flows from Investing Activities: Cash flows used in investing activities were $17.6 million and $35.9 million for the six months ended June 30, 2010 and 2009, respectively. Cash expenditures for seismic data were $17.6 million and $35.6 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in cash invested in seismic data for 2010 compared to 2009 was primarily due to reduced activity caused by the economic downturn in 2009.

Cash Flows from Financing Activities: Cash flows used in financing activities were $163,000 and $81,000 for the six months ended June 30, 2010 and 2009, respectively. The increase in cash used in financing activities is due to the payment of debt issue costs in 2010 related to our U.S. Credit Facility.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required payments of interest on our 9.75% Senior Notes and 11.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of June 30, 2010, we had a net deferred tax liability of $3.9 million attributable to our Canadian operations and a $0.3 deferred tax asset attributable to U.S. state deferred taxes. In the U.S., we had a Federal deferred tax asset of $102.4 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of June 30, 2010, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized.

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

Capital Expenditures

During the six months ended June 30, 2010, capital expenditures for seismic data and other property and equipment amounted to $22.6 million. Our capital expenditures for the remainder of 2010 are presently estimated to be $75.4 million. The first six months of 2010 actual and 2010 estimated remaining capital expenditures are comprised of the following (in thousands):

	Six Months Ended June 30, 2010	Estimate for Remainder of 2010	Total Estimate for 2010

New data acquisition	$15,617	$70,383	$86,000
Cash purchases and data processing	982	518	1,500
Non-monetary exchanges	5,953	4,047	10,000
Property and equipment and other	40	460	500

Total capital expenditures	22,592	75,408	98,000
Less: Non-monetary exchanges	(5,953)	(4,047)	(10,000)
Changes in working capital	1,042	—	1,042

Cash investment per statement of cash flows	$17,681	$71,361	$89,042

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Six Months Ended June 30, 2010	Estimate for Remainder of 2010	Total Estimate for 2010

Total capital expenditures	$22,592	$75,408	$98,000
Less: Non-cash additions	(5,953)	(4,047)	(10,000)
Cash underwriting	(12,166)	(51,834)	(64,000)

Capital expenditures funded from operating cash flow	$4,473	$19,527	$24,000

As of August 6, 2010, we had capital expenditure commitments related to data acquisition projects of approximately $48.4 million, of which we have obtained approximately $27.1 million of cash underwriting and $0.6 million of underwriting for non-monetary exchanges.

Reconciliation of Non-GAAP to GAAP Financial Measures

We believe the allocation of cash resales between unconventional and conventional plays provides useful additional information about current trends in our operations. The two tables below compare such non-GAAP information to information related to the most comparable GAAP measure, total revenue.

The following table summarizes the percentage increases (decreases) in cash resales and total revenue between the three and six months ended June 30, 2010 and 2009:

	2Q09 to 2Q10	6M09 to 6M10

Consolidated -
Cash resales	336%	204%
Total revenue	47%	14%

Unconventional plays -
Cash resales	351%	232%
Total revenue	3%	(1%)

Conventional plays -
Cash resales	311%	168%
Total revenue	181%	47%

The following table shows the percentage of cash resales and total revenue generated from data in unconventional resource plays and conventional plays, 2D and offshore for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Unconventional plays -
Cash resales	64%	62%	61%	56%
Total revenue	48%	69%	55%	63%

Conventional plays, 2D and offshore -
Cash resales	36%	38%	39%	44%
Total revenue	49%	26%	42%	33%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of June 30, 2010, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2010.

Item 4T.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.1 †*	Form of Stock Option Agreement.

31.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Dated: August 9, 2010	/s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: August 9, 2010	/s/	Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer

EXHIBIT

INDEX

Exhibit	Title

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.1†*	Form of Stock Option Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

†	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.