Form 10-Q
period 2010-09-30
SEITEL INC
filed 2010-11-12
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$45,623	$26,270
Receivables
Trade, net of allowance for doubtful accounts of $2,651 and $1,108, respectively	44,450	29,498
Notes and other	136	286
Due from Seitel Holdings, Inc.	156	147
Net seismic data library, net of accumulated amortization of $564,324 and $446,037, respectively	125,835	200,389
Net property and equipment, net of accumulated depreciation and amortization of $9,025 and $7,290, respectively	5,593	7,003
Investment in marketable securities	6,245	3,173
Prepaid expenses, deferred charges and other	11,741	13,426
Intangible assets, net of accumulated amortization of $21,898 and $17,276, respectively	34,186	38,440
Goodwill	204,617	203,060
Deferred income taxes	327	327

TOTAL ASSETS	$478,909	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
LIABILITIES
Accounts payable and accrued liabilities	$34,859	$37,077
Income taxes payable	171	9
Debt
Senior Notes	402,081	402,154
Notes payable	168	208
Obligations under capital leases	3,316	3,370
Deferred revenue	42,388	26,722
Deferred income taxes	2,402	6,118

TOTAL LIABILITIES	485,385	475,658

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	277,060	274,331
Retained deficit	(308,729)	(247,984)
Accumulated other comprehensive income	25,193	20,014

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(6,476)	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$478,909	$522,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2010	2009

REVENUE	$46,140	$19,504

EXPENSES:
Depreciation and amortization	45,021	33,436
Cost of sales	10	131
Selling, general and administrative	8,516	5,375

	53,547	38,942

LOSS FROM OPERATIONS	(7,407)	(19,438)

Interest expense, net	(10,194)	(10,246)
Foreign currency exchange gains	228	507
Other income	55	—

Loss before income taxes	(17,318)	(29,177)
Benefit for income taxes	(1,401)	(1,208)

NET LOSS	$(15,917)	$(27,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009

REVENUE	$111,478	$76,672

EXPENSES:
Depreciation and amortization	121,788	108,682
Cost of sales	73	238
Selling, general and administrative	23,414	20,059

	145,275	128,979

LOSS FROM OPERATIONS	(33,797)	(52,307)

Interest expense, net	(30,520)	(30,531)
Foreign currency exchange gains	120	873
Gain on sale of marketable securities	52	—
Other income	189	74

Loss before income taxes	(63,956)	(81,891)
Benefit for income taxes	(3,211)	(3,391)

NET LOSS	$(60,745)	$(78,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(15,917)	$(27,969)	$(60,745)	$(78,500)

Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain arising during the period	2,829	268	3,124	876
Less: Reclassification adjustment for realized gains included in earnings	—	—	(52)	—

Foreign currency translation adjustments	3,925	11,924	2,107	18,829

Comprehensive loss	$(9,163)	$(15,777)	$(55,566)	$(58,795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (Unaudited)

(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income

	Common Stock
	Shares	Amount

Balance, December 31, 2009	100	$—	$274,331	$(247,984)	$20,014
Amortization of stock-based compensation costs	—	—	2,729	—	—
Net loss	—	—	—	(60,745)	—
Foreign currency translation adjustments	—	—	—	—	2,107
Unrealized gain on marketable securities, net of tax	—	—	—	—	3,124
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	—	—	—	—	(52)

Balance, September 30, 2010	100	$—	$277,060	$(308,729)	$25,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(60,745)	$(78,500)
Depreciation and amortization	121,788	108,682
Deferred income tax benefit	(3,485)	(3,760)
Amortization of deferred financing costs	1,297	1,424
Amortization of debt premium	(73)	(69)
Amortization of stock-based compensation	2,729	3,110
Amortization of favorable facility lease	206	185
Allowance for collection of trade receivables	1,524	316
Non-cash revenue	(6,734)	(6,525)
Gain on sale of marketable securities	(52)	—
Loss (gain) on sale of subsidiary	(42)	19
Decrease (increase) in receivables	(17,794)	32,868
Decrease (increase) in other assets	(24)	1,222
Increase (decrease) in deferred revenue	16,140	(22,305)
Decrease in accounts payable and other liabilities	(5,093)	(16,652)

Net cash provided by operating activities	49,642	20,015

Cash flows from investing activities:
Cash invested in seismic data	(30,042)	(50,387)
Cash paid to acquire property, equipment and other	(198)	(305)
Net proceeds from sale of marketable securities	52	—
Advances to Seitel Holdings, Inc.	(9)	(9)
Cash transferred upon sale of subsidiary	—	(22)
Cash from disposal of property and equipment	—	14

Net cash used in investing activities	(30,197)	(50,709)

Cash flows from financing activities:
Principal payments on notes payable	(40)	(36)
Principal payments on capital lease obligations	(108)	(90)
Borrowings on line of credit	10	196
Payments on line of credit	(10)	(196)
Payment of debt issue costs	(65)	—

Net cash used in financing activities	(213)	(126)

Effect of exchange rate changes	121	(892)

Net increase (decrease) in cash and cash equivalents	19,353	(31,712)
Cash and cash equivalents at beginning of period	26,270	42,678

Cash and cash equivalents at end of period	$45,623	$10,966

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,381	$39,363
Income taxes	15	262

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$7,890	$1,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

September 30, 2010

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE B-REVENUE RECOGNITION

Revenue from Data Acquisition

The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The initial licenses often provide the customer with a limited exclusivity period, which lasts for a relatively short period of time after final delivery of the processed data. The payments for the initial exclusive licenses are sometimes referred to as underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. The Company considers the contracts signed up to the time the Company makes a firm commitment to create the new seismic survey as underwriting. Any subsequent licensing of the data while it is in progress is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).

Underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. The duration of most data creation projects is generally less than one year. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.

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

•

Specific license contract - The customer licenses and selects data from the data library, including data currently in progress, at the time the contract is entered into and holds this license for a long-term period.

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

•

Second, the Company determines the value of the license granted to the customer. Typically, the range of cash transactions by the Company for licenses of similar data during the prior six months is evaluated. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Seismic data library additions	$1,937	$834	$7,890	$1,443

Revenue recognized on specific data licenses and selections of data	648	1,435	5,613	3,687

Revenue recognized related to acquisition contracts	310	365	1,121	2,838

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $418,000 and $281,000 for the three months ended September 30, 2010 and 2009, respectively, and $1,228,000 and $1,156,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2010, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

The Company did not have any impairment charges during the nine months ended September 30, 2010 or 2009.

NOTE D-DEBT

The following is a summary of the Company’s debt (in thousands):

	September 30, 2010	December 31, 2009

9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
U.S. Credit Facility	—	—
Canadian Credit Facility	—	—
Note payable to former executive	168	208

	402,168	402,208
Plus: Premium on debt	81	154

	$402,249	$402,362

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

11.75% Unsecured Senior Notes: On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% senior notes due 2011 (the “11.75% Senior Notes”). As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. In connection with an excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the financial statements related to these notes. Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15. The remaining $2.0 million of notes mature on July 15, 2011. The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s U.S. subsidiaries on a senior basis.

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

On May 3, 2010, the Company modified all of its outstanding stock options to reduce the exercise price of the options to $193.13. The vesting conditions and the expiration dates were not changed from the original grant of each option. The modification affected 16 employees and 2 directors who had a total of 86,135 options outstanding as of the modification date. The incremental compensation cost as a result of the modified exercise price was $1.3 million, of which $0.9 million was expensed immediately for vested options at the date of modification. The remaining $0.4 million incremental cost along with the remaining unrecognized compensation cost prior to the modification is being recognized using the graded vesting attribution method over the remaining vesting periods of the stock options. In addition, on May 3, 2010, the Company cancelled options totaling 5,250 with unamortized compensation costs of $0.3 million that was expensed immediately upon cancellation. On the same date, the Company granted 5,250 new options with a fair value of $0.2 million.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2010:
Cash equivalents	$45,254	$45,254	$—	$—
Investment in equity securities	5,577	5,577	—	—
Investment in stock options related to equity securities	668	—	668	—

At December 31, 2009:
Cash equivalents	$26,099	26,099	$—	$—
Investment in equity securities	2,873	2,873	—	—
Investment in stock options related to equity securities	300	—	300	—

The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2010 or September 30, 2009.

Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

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

During the nine months ended September 30, 2010, the Company sold a portion of its investment in equity securities for proceeds totaling $52,000. Total realized gains were equal to proceeds received.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $366.9 million as of September 30, 2010, compared to the book value of $402.2 million. The quoted market price of the 9.75% Senior Notes was $364.8 million at September 30, 2010. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $314.6 million as of December 31, 2009, compared to the book value of $402.4 million. The quoted market price of the 9.75% Senior Notes was $312.6 million at December 31, 2009.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE G-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at September 30, 2010 and December 31, 2009 include $177,000 and $113,000, respectively of restricted cash related to collateral on seismic operations bonds.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009

Non-monetary exchanges related to resale licensing revenue	$3,371	$1,010
Non-monetary exchanges from underwriting of new data acquisition	2,701	(1,291)
Other non-monetary exchanges	42	—
Completion of data in progress from prior non-monetary exchanges	3,199	1,724
Less: Non-monetary exchanges for data in progress	(1,423)	—

Total non-cash additions to seismic data library	$7,890	$1,443

During the nine months ended September 30, 2009, the Company reversed a non-monetary exchange valued at $1.3 million that was originally entered into in 2008. The Company was notified that the client was unable to provide clear title to one of the seismic surveys included in the original contract resulting in the negative amount of seismic data library additions in the first nine months of 2009.

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009

Acquisition revenue on underwriting from non-monetary exchange contracts	$1,121	$2,838
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	5,613	3,687

Total non-cash revenue	$6,734	$6,525

NOTE H-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2010, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2010 and December 31, 2009, and the consolidating condensed statements of operations and statements of cash flows for the nine months ended September 30, 2010 and September 30, 2009 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$—	$39,238	$6,385	$—	$45,623
Receivables
Trade, net	—	33,008	11,442	—	44,450
Notes and other	22	108	6	—	136
Due from Seitel Holdings, Inc.	—	156	—	—	156
Intercompany receivables (payables)	123,903	(121,313)	(2,590)	—	—
Investment in subsidiaries	243,790	413,972	1,491	(659,253)	—
Net seismic data library	—	94,935	30,900	—	125,835
Net property and equipment	—	1,521	4,072	—	5,593
Investment in marketable securities	—	6,245	—	—	6,245
Prepaid expenses, deferred charges and other	7,445	3,804	492	—	11,741
Intangible assets, net	900	20,477	12,809	—	34,186
Goodwill	—	107,688	96,929	—	204,617
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$376,060	$600,166	$161,936	$(659,253)	$478,909

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$5,314	$13,678	$15,867	$—	$34,859
Income taxes payable	166	—	5	—	171
Senior Notes	402,081	—	—	—	402,081
Notes payable	168	—	—	—	168
Obligations under capital leases	—	—	3,316	—	3,316
Deferred revenue	—	37,633	4,755	—	42,388
Deferred income taxes	—	—	2,402	—	2,402

TOTAL LIABILITIES	407,729	51,311	26,345	—	485,385

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock	—	—	—	—	—
Additional paid-in capital	277,060	—	—	—	277,060
Parent investment	—	764,752	156,908	(921,660)	—
Retained deficit	(308,729)	(222,142)	(40,265)	262,407	(308,729)
Accumulated other comprehensive income	—	6,245	18,948	—	25,193

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(31,669)	548,855	135,591	(659,253)	(6,476)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$376,060	$600,166	$161,936	$(659,253)	$478,909

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

ASSETS
Cash and cash equivalents	$—	$24,221	$2,049	$—	$26,270
Receivables
Trade, net	—	15,652	13,846	—	29,498
Notes and other	40	87	159	—	286
Due from Seitel Holdings, Inc.	—	147	—	—	147
Intercompany receivables (payables)	147,022	(145,814)	(1,208)	—	—
Investment in subsidiaries	287,245	428,995	876	(717,116)	—
Net seismic data library	—	148,636	51,753	—	200,389
Net property and equipment	—	2,238	4,765	—	7,003
Investment in marketable securities	—	3,173	—	—	3,173
Prepaid expenses, deferred charges and other	8,610	4,368	448	—	13,426
Intangible assets, net	900	22,886	14,654	—	38,440
Goodwill	—	107,688	95,372	—	203,060
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$443,817	$612,604	$182,714	$(717,116)	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$15,099	$5,456	$16,522	$—	$37,077
Income taxes payable	9	—	—	—	9
Senior Notes	402,154	—	—	—	402,154
Notes payable	208	—	—	—	208
Obligations under capital leases	—	—	3,370	—	3,370
Deferred revenue	—	18,188	8,534	—	26,722
Deferred income taxes	—	—	6,118	—	6,118

TOTAL LIABILITIES	417,470	23,644	34,544	—	475,658

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	274,331	—	—	—	274,331
Parent investment	—	764,752	161,422	(926,174)	—
Retained deficit	(247,984)	(178,965)	(30,093)	209,058	(247,984)
Accumulated other comprehensive income	—	3,173	16,841	—	20,014

TOTAL STOCKHOLDER’S EQUITY	26,347	588,960	148,170	(717,116)	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$443,817	$612,604	$182,714	$(717,116)	$522,019

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

REVENUE	$—	$83,954	$29,837	$(2,313)	$111,478

EXPENSES:
Depreciation and amortization	—	87,173	34,615	—	121,788
Cost of sales	—	66	7	—	73
Selling, general and administrative	2,668	14,196	8,863	(2,313)	23,414

	2,668	101,435	43,485	(2,313)	145,275

LOSS FROM OPERATIONS	(2,668)	(17,481)	(13,648)	—	(33,797)

Interest expense, net	(14,901)	(15,431)	(188)	—	(30,520)
Foreign currency exchange gains	—	2	118	—	120
Gain on sale of marketable securities	—	52	—	—	52
Other income	1	146	42	—	189

Loss before income taxes and equity in loss of subsidiaries	(17,568)	(32,712)	(13,676)	—	(63,956)
Provision (benefit) for income taxes	—	293	(3,504)	—	(3,211)
Equity in loss of subsidiaries	(43,177)	(10,172)	—	53,349	—

NET LOSS	$(60,745)	$(43,177)	$(10,172)	$53,349	$(60,745)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

REVENUE	$—	$56,783	$21,938	$(2,049)	$76,672

EXPENSES:
Depreciation and amortization	—	80,711	27,971	—	108,682
Cost of sales	—	232	6	—	238
Selling, general and administrative	3,200	11,325	7,583	(2,049)	20,059

	3,200	92,268	35,560	(2,049)	128,979

LOSS FROM OPERATIONS	(3,200)	(35,485)	(13,622)	—	(52,307)

Interest expense, net	(12,392)	(18,011)	(128)	—	(30,531)
Foreign currency exchange gains	—	—	873	—	873
Other income (loss)	—	93	(19)	—	74

Loss before income taxes and equity in loss of subsidiaries	(15,592)	(53,403)	(12,896)	—	(81,891)
Provision (benefit) for income taxes	—	149	(3,540)	—	(3,391)
Equity in loss of subsidiaries	(62,908)	(9,356)	—	72,264	—

NET LOSS	$(78,500)	$(62,908)	$(9,356)	$72,264	$(78,500)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,224)	$69,025	$19,841	$—	$49,642

Cash flows from investing activities:
Cash invested in seismic data	—	(19,070)	(10,972)	—	(30,042)
Cash paid to acquire property, equipment and other	—	(153)	(45)	—	(198)
Net proceeds from sale of marketable Securities	—	52	—	—	52
Return of capital from subsidiary	—	4,501	(4,501)	—	—
Advances to Seitel Holdings, Inc.	—	(9)	—	—	(9)

Net cash used in investing activities	—	(14,679)	(15,518)		(30,197)

Cash flows from financing activities:
Principal payments on notes payable	(40)	—	—	—	(40)
Principal payments on capital lease obligations	—	—	(108)	—	(108)
Borrowings on line of credit	—	—	10	—	10
Payments on line of credit	—	—	(10)	—	(10)
Payment of debt issue costs	(65)	—	—	—	(65)
Intercompany transfers	39,329	(39,329)	—	—	—

Net cash provided by (used in) financing activities	39,224	(39,329)	(108)	—	(213)

Effect of exchange rate changes	—	—	121	—	121

Net increase in cash and cash equivalents	—	15,017	4,336	—	19,353
Cash and cash equivalents at beginning of period	—	24,221	2,049	—	26,270

Cash and cash equivalents at end of period	$—	$39,238	$6,385	$—	$45,623

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,457)	$39,648	$18,824	$—	$20,015

Cash flows from investing activities:
Cash invested in seismic data	—	(38,329)	(12,058)	—	(50,387)
Cash paid to acquire property, equipment and other	—	(236)	(69)	—	(305)
Advances to Seitel Holdings, Inc.	—	(9)	—	—	(9)
Cash transferred upon sale of subsidiary	—	—	(22)	—	(22)
Return of capital from subsidiary	—	500	(500)	—	—
Cash from disposal of property and equipment	—	14	—	—	14

Net cash used in investing activities	—	(38,060)	(12,649)	—	(50,709)

Cash flows from financing activities:
Principal payments on notes payable	(36)	—	—	—	(36)
Principal payments on capital lease obligations	—	—	(90)	—	(90)
Borrowings on line of credit	—	—	196	—	196
Payments in line of credit	—	—	(196)	—	(196)
Intercompany transfers	38,493	(24,238)	(14,255)	—	—

Net cash provided by (used in) financing activities	38,457	(24,238)	(14,345)	—	(126)

Effect of exchange rate changes	—	—	(892)	—	(892)

Net decrease in cash and cash equivalents	—	(22,650)	(9,062)	—	(31,712)
Cash and cash equivalents at beginning of period	—	33,034	9.644	—	42,678

Cash and cash equivalents at end of period	$—	$10,384	$582	$—	$10,966

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our offshore seismic data is primarily located in the shallow waters of the U.S. Gulf of Mexico and generates a small percentage of our revenue. Our results of operations have not been negatively impacted by the offshore drilling moratorium.

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

North America Drilling Activity: The 2009 economic downturn in North America resulted in reduced demand for natural gas due to an imbalance between supply and demand that led to lower hydrocarbon prices resulting in a decrease in drilling activity in the first part of 2009 with land rig counts in North America reaching a low in May 2009. North America land drilling activity has been recovering since then, with drilling activity continuing to show improvement in 2010, primarily driven by domestic shale activity. However, weaker than expected natural gas prices and continued low domestic natural gas demand continue to cause uncertainty as to full recovery of conventional gas exploration.

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

Cash Resales: Cash resales represent new contracts for data licenses from our library, including data currently in progress, payable in cash. We believe this measure is important in gauging new business activity. We expect cash resales to generally follow a consistent trend over several quarters, while considering our normal seasonality. Volatility in this trend over several consecutive quarters could indicate changing market conditions.

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cash resales	$44,429	$12,293	$96,842	$29,553
Other revenue components:
Acquisition revenue	9,697	6,615	22,674	32,990
Non-monetary exchanges	—	834	4,050	1,010
Revenue recognition adjustments	(8,707)	(1,116)	(14,767)	9,779
Solutions and other	721	878	2,679	3,340

Total revenue	$46,140	$19,504	$111,478	$76,672

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cash EBITDA	$37,123	$8,519	$79,097	$17,059
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	9,697	6,615	22,674	32,990
Non-monetary exchanges	—	834	4,050	1,010
Revenue recognition adjustments	(8,707)	(1,116)	(14,767)	9,779
Less:
Depreciation and amortization	(45,021)	(33,436)	(121,788)	(108,682)
Severance and one-time costs associated with cost reduction measures	—	43	(128)	(1,168)
Non-cash operating expenses	(499)	(897)	(2,935)	(3,295)

Operating loss	$(7,407)	$(19,438)	$(33,797)	$(52,307)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2010 to September 30, 2010, we completed the addition of approximately 700 square miles of seismic data to our library, of which approximately 520 square miles were located in resource plays in the U.S. and Canada. As of September 30, 2010, we had approximately 1,100 square miles of seismic data in progress, all of which is located in resource plays.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2009.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Acquisition revenue:
Cash underwriting	$9,387	$6,250	$21,553	$30,152
Underwriting from non-monetary exchanges	310	365	1,121	2,838

Total acquisition revenue	9,697	6,615	22,674	32,990

Resale licensing revenue:
Cash resales	44,429	12,293	96,842	29,553
Non-monetary exchanges	—	834	4,050	1,010
Revenue recognition adjustments	(8,707)	(1,116)	(14,767)	9,779

Total resale licensing revenue	35,722	12,011	86,125	40,342

Total seismic revenue	45,419	18,626	108,799	73,332

Solutions and other	721	878	2,679	3,340

Total revenue	$46,140	$19,504	$111,478	$76,672

Total revenue for the third quarter of 2010 was $46.1 million, an increase of $26.6 million, or 137%, from the third quarter of 2009 total revenue of $19.5 million. Acquisition revenue was $9.7 million for the third quarter of 2010, an increase of $3.1 million from the third quarter of 2009. The increase was primarily due to resumed acquisition activity in 2010 following reduced activity in 2009 caused by the economic downturn. Acquisition revenue in the third quarter of 2010 related to resource plays in the Haynesville area in east Texas and the Eagle Ford area in south Texas as well as the Montney and Horn River areas in Canada. Total resale licensing revenue increased to $35.7 million, up 197%, in the third quarter of 2010 compared to $12.0 million in the third quarter of 2009 primarily as a result of increased activity by our clients. Cash resales for the third quarter of 2010 were $44.4 million, up 261% from the third quarter of 2009. Cash resales in the U.S. increased 389% from the third quarter of 2009 to the third quarter of 2010 primarily related to activity in the Texas Gulf Coast and East Texas areas. Cash resales in Canada increase 31% during the same period. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of revenue deferred as a result of all of the revenue recognition criteria not being met and the subsequent revenue recognition once the criteria are met. In the third quarter of 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts primarily as a result of cash resales on data that are still in the acquisition phase requiring deferral since the data products are not yet available for delivery. In the third quarter of 2009, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts primarily due to the level of library cards entered into in the 2009 third quarter.

Total revenue for the first nine months of 2010 was $111.5 million, an increase of $34.8 million, or 45%, from the first nine months of 2009 total revenue of $76.7 million. Acquisition revenue was $22.7 million for the first nine months of 2010 compared to $33.0 million in the first nine months of 2009. The $10.3 million decrease was primarily attributable to reduced activity in 2009 caused by the economic downturn which had a continuing effect into 2010. In 2010, we continued adding new acquisition programs in key shale plays including Haynesville and

Eagle Ford in the U.S. and Horn River and Montney in Canada. Total resale licensing revenue was $86.1 million in the first nine months of 2010 compared to $40.3 million in the first nine months of 2009 reflecting the higher activity levels by our clients. Cash resales for the first nine months of 2010 were $96.8 million, up 228% from the first nine months of 2009. Cash resales in U.S. and Canada increased 305% and 59%, respectively, from the first nine months of 2009 to the first nine months of 2010. Non-monetary exchanges increased $3.0 million from the first nine months of 2009 to 2010; these transactions fluctuate quarter to quarter depending upon the data available for trade. In the first nine months of 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts as a result of cash resales on data that are still in the acquisition phase requiring deferral since the data products are not yet available for delivery as well as an increase in the value of library card contracts entered into in the period. In the first nine months of 2009, the revenue recognized from previously deferred contracts was higher than the deferrals related to new contracts due to the lower level of cash resales in the 2009 period and clients making selections on open library cards. Solutions and other revenue decreased $0.7 million between the nine-month periods due to the completion of a data management project in 2009 and due to the mix of seismic revenue and the types of products delivered.

At September 30, 2010, we had a deferred revenue balance of $42.4 million, compared to the December 31, 2009 balance of $26.7 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization

Depreciation and amortization was composed of the following for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Amortization of seismic data:
Income forecast	$22,008	$11,328	$57,008	$45,508
Straight-line	21,084	20,143	58,948	57,414

Total amortization of seismic data	43,092	31,471	115,956	102,922
Depreciation of property and equipment	507	566	1,567	1,682
Amortization of acquired intangibles	1,422	1,399	4,265	4,078

Total	$45,021	$33,436	$121,788	$108,682

Total seismic data library amortization amounted to $43.1 million in the third quarter of 2010 compared to $31.5 million in the third quarter of 2009 and $116.0 million for the first nine months of 2010 compared to $102.9 million for the first nine months of 2009. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Amortization	2010	2009	2010	2009

Income forecast	48.5%	60.8%	52.4%	62.1%
Straight-line	46.4%	108.1%	54.2%	78.3%

Total	94.9%	168.9%	106.6%	140.4%

The decrease in the percentage of income forecast amortization to total seismic revenue in 2010 is primarily due to the mix of data being licensed, including the effects of the level of revenue recognized on fully amortized data. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the third quarter and first nine months of 2010, 43% and 34%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 21% and 20% in the third quarter and first nine months of 2009, respectively. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization increased $0.9 million between the 2009 and 2010 third quarter periods and by $1.5 million in the first nine months of 2010 compared to the first nine months of 2009 due to the distribution of revenue among the various seismic surveys.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $8.5 million in the third quarter of 2010 compared to $5.4 million in the third quarter of 2009 and $23.4 million in the first nine months of 2010 compared to $20.1 million in the first nine months of 2009. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cash SG&A expenses	$8,017	$4,478	$20,479	$16,764
Non-cash compensation expense	430	831	2,729	3,110
Non-cash rent expense	69	66	206	185

Total	$8,516	$5,375	$23,414	$20,059

The increase in cash SG&A expenses of $3.5 million from the third quarter of 2009 to the third quarter of 2010 was primarily due to (1) an increase of $1.1 million in accruals for performance incentive compensation tied to Cash EBITDA; (2) an increase in our allowance for doubtful accounts of $1.5 million; and (3) an increase of $0.5 million in sales commissions as a result of higher revenues.

The increase in cash SG&A expenses of $3.7 million from the first nine months of 2009 to the first nine months of 2010 was primarily due to (1) an increase of $3.4 million in accruals for performance incentive compensation tied to Cash EBITDA; (2) an increase of $1.2 million in our allowance for doubtful accounts; and (3) an increase of $0.7 million in sales commissions as a result of higher revenues. These increases were partially offset by (1) a decrease of $1.0 million in one-time costs associated with cost reduction measures; (2) a decrease of $0.2 million in personnel costs resulting from workforce reductions and employee benefits implemented in 2009; and (3) a decrease of $0.4 million in various expenses primarily resulting from cost cutting measures implemented in 2009.

The decreases in non-cash compensation expense from the 2009 periods to the 2010 periods were primarily due to the use of graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later periods. These decreases were partially offset by additional non-cash compensation expense resulting from the May 2010 re-pricing of our outstanding stock options.

Income Taxes

Tax benefit was $1.4 million in the third quarter of 2010 compared to $1.2 million in the third quarter of 2009. The benefit in the third quarter of 2010 was comprised of (i) a benefit of $1.6 million related to our Canadian operations; (ii) $0.1 million in U.S. state tax expense; and (iii) $0.1 million related to principal and interest on uncertain tax positions. The benefit in the third quarter of 2009 was comprised of (i) a benefit of $0.8 million related to our Canadian operations; (ii) a benefit of $0.3 million related to certain research and development tax credits received in Canada; and (iii) a benefit of $0.1 million primarily related to a reduction in interest on uncertain tax positions following the expiration of the statute of limitations. The Federal tax benefit in both the third quarter of 2010 and 2009 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax benefit was $3.2 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively. The benefit for the first nine months of 2010 was comprised of (i) a benefit of $3.8 million related to our Canadian operations; (ii) an expense of $0.3 million related to principal and interest on uncertain tax positions; and (iii) $0.3 million in U.S. state tax expense. The benefit for the first nine months of 2009 was comprised of (i) a benefit of $3.3 million related to our Canadian operations; (ii) a benefit of $0.3 million related to certain research and development tax credits received in Canada; and (iii) $0.2 million of state tax expense in the U.S. The Federal tax benefit in both the first nine months of 2010 and 2009 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of September 30, 2010, we had $45.6 million in consolidated cash, cash equivalents and short-term investments. Included in this balance is restricted cash of $177,000. Other sources of liquidity include our credit facilities described below.

U.S. Credit Facility: On December 22, 2009, we entered into a secured credit agreement which provides us with the ability to borrow up to $9.9 million (the “U.S. Credit Facility”). Borrowings under the U.S. Credit Facility may be made from date of the agreement until December 31, 2010. Borrowings may be prepaid and, in certain circumstances as defined in the agreement, mandatory prepayments are required. However, such prepaid amounts may not be reborrowed. The maturity date of the U.S Credit Facility is December 22, 2014. The U.S. Credit Facility contains financial covenants, including a covenant requiring us to achieve and maintain a minimum level of cash EBITDA (as defined in the credit agreement governing the U.S. Credit Facility). At September 30, 2010, there was no outstanding balance under the U.S. Credit Facility and there was $9.9 million of availability.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility (the “Canadian Credit Facility”) which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the Canadian Credit Facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the credit agreement governing the Canadian Credit Facility) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of September 30, 2010, no amounts were outstanding on the Canadian Credit Facility and $0.7 million (Canadian) was available on the line of credit.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of September 30, 2010, $2.0 million of the 11.75% Senior Notes remain outstanding and mature on July 15, 2011. Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $49.6 million and $20.0 million for the nine months ended September 30, 2010 and 2009, respectively. Operating cash flows for 2010 increased from 2009 primarily due to an increase in cash resales and the related cash collections.

Cash Flows from Investing Activities: Cash flows used in investing activities were $30.2 million and $50.7 million for the nine months ended September 30, 2010 and 2009, respectively. Cash expenditures for seismic data were $30.0 million and $50.4 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash invested in seismic data for 2010 compared to 2009 was primarily due to reduced activity in 2009 caused by the economic downturn which had a continuing effect into 2010.

Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash used in financing activities is due to the payment of debt issue costs in 2010 related to our U.S. Credit Facility.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9.75% Senior Notes and 11.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our credit facilities and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of September 30, 2010, we had a net deferred tax liability of $2.4 million attributable to our Canadian operations and a $0.3 deferred tax asset attributable to U.S. state deferred taxes. In the U.S., we had a Federal deferred tax asset of $104.9 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of September 30, 2010, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized.

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

Capital Expenditures

During the nine months ended September 30, 2010, capital expenditures for seismic data and other property and equipment amounted to $40.9 million. Our capital expenditures for the remainder of 2010 are presently estimated to be $31.7 million. The first nine months of 2010 actual and 2010 estimated remaining capital expenditures are comprised of the following (in thousands):

	Nine Months Ended September 30, 2010	Estimate for Remainder of 2010	Total Estimate for 2010

New data acquisition	$31,376	$26,424	$57,800
Cash purchases and data processing	1,441	359	1,800
Non-monetary exchanges	7,890	4,610	12,500
Property and equipment and other	198	302	500

Total capital expenditures	40,905	31,695	72,600
Less: Non-monetary exchanges	(7,890)	(4,610)	(12,500)
Changes in working capital	(2,775)	—	(2,775)

Cash investment per statement of cash flows	$30,240	$27,085	$57,325

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Nine Months Ended September 30, 2010	Estimate for Remainder of 2010	Total Estimate for 2010

Total capital expenditures	$40,905	$31,695	$72,600
Less: Non-cash additions	(7,890)	(4,610)	(12,500)
Cash underwriting	(21,553)	(14,847)	(36,400)

Capital expenditures funded from operating cash flow	$11,462	$12,238	$23,700

As of November 8, 2010, we had capital expenditure commitments related to data acquisition projects of approximately $62.3 million, of which we have obtained approximately $36.1 million of cash underwriting and $2.1 million of underwriting for non-monetary exchanges.

Reconciliation of Non-GAAP to GAAP Financial Measures

The following table summarizes the percentage increases between the periods indicated for cash resales and total revenue:

	3Q09 to 3Q10	9M09 to 9M10

Cash resales	261%	228%
Total revenue	137%	45%
U.S. cash resales	389%	305%
U.S. total revenue	159%	50%
Canada cash resales	31%	59%
Canada total revenue	59%	33%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of September 30, 2010, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2010.

Item 4T.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SEITEL, INC.

Dated: November 12, 2010	/s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: November 12, 2010	/s/	Marcia H. Kendrick
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