Form 10-K
period 2010-12-31
SEITEL INC
filed 2011-03-16
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-10165

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

Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 10, 2011 was zero. On March 10, 2011 there were a total of 100 shares of common stock outstanding.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the slow recovery from the recent economic downturn, our ability to obtain financing on satisfactory terms if internally generated funds and our current Canadian credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers. Also note that we provide a cautionary discussion of risks and uncertainties under the captions “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

The forward-looking statements contained in this report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report and in our future periodic reports filed with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.	Business

General

Seitel, Inc. and its wholly owned subsidiaries are collectively referred to in this report as “Seitel,” “the Company,” “we” and “us” except as otherwise noted. Seitel is a leading provider of onshore seismic data to the oil and gas industry in North America. Our products and services are critical for oil and gas exploration and development and management of hydrocarbon reserves by exploration and production companies. We own an extensive library of proprietary onshore and offshore seismic data that we have accumulated since our inception in 1982 and that we license to a wide range of oil and gas companies. Our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration, to determine the size, depth and geophysical structure of previously identified oil and gas fields and to optimize the development and production of oil and gas reserves, including the design of horizontal drilling programs. The importance of seismic data usage in the exploration, development and management process drives demand for data in our library.

We have built a library of onshore seismic data that we believe is the largest available for licensing in North America. Our seismic data library includes both onshore and offshore three-dimensional (“3D”) and two-dimensional (“2D”) data. We have ownership in approximately 43,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major active North American oil and gas producing regions. The majority of our onshore seismic data covers sections of the U.S. Gulf Coast, including the Texas Gulf Coast, Eastern Texas, Southern Louisiana and Mississippi, as well as Western Canada, the Rocky Mountains and Northern Louisiana. We have one of the largest seismic data libraries in each of these regions with data in the major resource plays of Eagle Ford and Haynesville in the United States and Montney and Horn

River in Canada. We also own a library of offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico and the waters off the coast of Eastern Canada. We serve a market which includes over 1,600 companies in the oil and gas industry. Our customers include large independent oil and gas companies, major integrated oil and gas companies and national oil companies as well as small and mid-cap exploration and production companies and private prospecting individuals.

Several factors lead to multiple licensing of our seismic data. An area bounded by 3D seismic data may have multiple mineral holders with none having a single contiguous position. This diversity can also occur where a single company does not hold mineral rights throughout all depths but is restricted to one or two geological horizons. Each of these instances increases the likelihood of licensing our data to multiple parties. Additionally, new oil and gas field discoveries can cause renewed exploration activity in a previously assessed surrounding area and pipeline and oil and gas infrastructure expansion may make new oil and gas fields economically viable. New drilling technologies can cause oil and gas companies to reevaluate existing oil and gas fields and new data processing technologies can create additional value in previously processed seismic data. In addition, merger and acquisition activity can change the ownership of fields often requiring re-licensing of data. Each of these factors drives repeat demand for our existing seismic library.

We regularly add to our seismic data library by creating new seismic data. These data creation programs are substantially funded by our customers in exchange for a license granting them access to the newly acquired data which may include a limited exclusivity period. We do not employ seismic crews or own any seismic survey equipment but instead contract our data shoots to third-party seismic acquisition companies. We believe this practice allows us to respond quickly to changes in demand and minimizes ongoing capital requirements. We also purchase seismic surveys or entire seismic libraries from oil and gas companies which have discontinued their exploration and production in a particular geographical area and no longer require ownership of, or which have otherwise determined to sell, their data or library. These purchases are funded with cash or structured as non-monetary exchanges, whereby we acquire ownership of existing data from customers in exchange for a grant of a non-exclusive license to use other data from our library. We also create new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of our library. Historically, some of our seismic data has remained useful for decades after its creation. For example, we continue to license 17 year old 3D data and 2D data created over 20 years ago. We expect this to continue and our data to remain useful for extended periods after its creation.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit (“Solutions”), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In 2010, approximately 98% of our revenues were attributable to acquisition revenue generated from customers underwriting data acquisitions, and revenue from licensing of seismic data. In both 2009 and 2008, the percentage was approximately 96%. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note N to Notes to Consolidated Financial Statements for information about our revenue by geographical area.

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

Description of Operations

Industry Conditions

Seismic data is critical to the oil and gas exploration process due to its ability to significantly increase the success rate of locating commercial oil and gas deposits by producing detailed images of the earth’s subsurface features. The overall demand for seismic data and related geophysical services is dependent upon spending by oil and gas companies for exploration, production, development and field management activities. This spending is, in turn, driven largely by present and expected future demand and pricing for oil and natural gas. Demand for these commodities is influenced by global economic growth as well as political, economic, tax, and environmental considerations.

Overall, industry conditions began to show improvement in 2010 following the economic downturn which began in the fourth quarter of 2008. Land drilling activity increased in 2010, crude oil prices improved and wellhead natural gas prices increased, although they are still well below natural gas prices pre-downturn. These factors, as well as increased emphasis in unconventional resource plays, contributed to a recovery in the demand for seismic data.

Land rig counts in North America reached a low in May 2009. Since that time, North America land rig counts have been recovering, ending 2010 at a level in excess of 1,900 active rigs, driven primarily by an increase in horizontal rig activity. In addition, there has been a shift in the mix of U.S. drilling activity from natural gas to oil given stronger oil prices and weak natural gas prices. Gas activity was approximately 80% of U.S. drilling activity in 2008; at the end of 2010 it represented approximately 55%. North America drilling activity is expected to hold relatively steady in 2011.

The Energy Information Administration (“EIA”) expects a continued tightening of world oil markets over the next two years. Based on the EIA’s Short-Term Energy Outlook dated March 8, 2011, world oil consumption is projected to grow by an annual average of 1.6 million barrels per day through 2012. The EIA expects both inventories and significant increases in the production of crude oil to meet world demand growth. Based on its March 8, 2011 report, the EIA also predicts the price of West Texas Intermediate crude oil to average about $102 per barrel in 2011 and $105 per barrel in 2012 as compared to the average of $79 in 2010.

The EIA expects that total natural gas consumption will remain flat from 2010 to 2011, with only 1% growth in 2012. Total marketed natural gas production grew approximately 4.4% in 2010. Natural gas production is expected to grow by only 0.8% in 2011 and by 1.1% in 2012. The EIA expects near-record high inventories to continue through most of 2011. Therefore, natural gas prices are not expected to increase significantly in the near term. The EIA predicts that wellhead natural gas prices will average about $3.84 per mcf in 2011 and $4.22 per mcf in 2012 as compared to the average of $4.14 per mcf in 2010.

We believe the use of 3D seismic data will continue to be an important part of oil and gas companies’ exploration and development spending as they are continually looking to reduce drilling risk, decrease oil and natural gas finding costs and increase the efficiencies of reservoir location, delineation, completion and management.

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

Management believes the level of resales from various vintages of our investment in seismic data is useful in order to assess the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2010, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2005	$48,120	40%	329,048	63%
Investments 2005 through 2010	71,733	60%	191,117	37%

Total 3D onshore	$119,853	100%	520,165	100%

(1)	Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the Merger.

The following presents a reconciliation of resale revenue for 3D onshore (a non-GAAP financial measure) to total revenue for the year ended December 31, 2010 (the most directly comparable GAAP financial measure) (in thousands):

Total resale revenue – 3D onshore	$119,853
Other revenue components:
Other resale revenue (principally offshore and 2D)	11,774
Acquisition revenue	40,500
Solutions and other revenue	3,778
Selection revenue not recognized for GAAP due to purchase accounting adjustments	(349)

Total revenue	$175,556

The following presents a reconciliation of net historical investment for 3D onshore data (a non-GAAP financial measure) to net book value at December 31, 2010 (the most directly comparable GAAP financial measure) (in thousands):

Net historical investment in seismic data – 3D onshore	$520,165
Add:
Acquisition revenue – 3D onshore	532,116
Other seismic data investment (principally offshore and 2D)	385,293
Foreign currency translation	41,455
Seismic projects in progress	47,250
Fair value adjustment resulting from Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(1,582,487)

Net book value	$106,104

Seismic Data Library

Our seismic data library includes onshore and offshore 3D, 2D data and multi-component data. We have ownership in approximately 43,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and natural gas producing regions. The majority of our seismic data library covers onshore regions within North America, with a geographic concentration in the U.S. Gulf Coast, including the Texas Gulf Coast, Eastern Texas, Southern Louisiana and Mississippi, as well as Western Canada, the Rocky Mountains and Northern Louisiana. We have one of the largest seismic data libraries in each of these regions, with data in the major shale plays of Eagle Ford and Haynesville in the United States and Montney and Horn River in Canada. Most of our remaining seismic data library covers the offshore Gulf of Mexico and Eastern Canada. The following table describes our 3D seismic data library, as well as data that we manage and market for third parties, as of March 10, 2011.

3D Data Library at March 10, 2011	Square Miles(1)	Percentage of Subtotal
Texas Gulf Coast and Eastern Texas	10,700	51%
Southern Louisiana/Mississippi	6,800	33%
Rocky Mountains	2,100	10%
Other	1,200	6%

Total U.S. Onshore	20,800	100%

Canada	11,800	100%

U.S. Offshore	10,500	100%

Worldwide Total	43,100	100%

(1)	Square miles reflect mileage net to our revenue interest.

U.S. Onshore: The U.S. onshore 3D sector of our seismic data library is comprised principally of our Gulf Coast Texas, Eastern Texas and Southern Louisiana/Mississippi components. We began accumulating this data in 1993 and 1994. These areas form the core of our U.S. onshore database. Our U.S. capital programs since mid-2008 have been focused on adding data in shale plays, primarily the Eagle Ford resource play in the Texas Gulf Coast region and the Haynesville resource play in Eastern Texas. As of March 10, 2011, in the Haynesville area, we have approximately 1,200 square miles of existing data and approximately 200 square miles of data in progress. In the Eagle Ford area, we have approximately 3,000 square miles of existing data and approximately 800 square miles of data in progress. We expect to continue to grow our data library in these areas in 2011.

We also own data in the Rocky Mountain region, including data in the emerging Niobrara and Bakken resource plays. As of March 10, 2011, we have approximately 1,500 square miles of existing data in these areas and approximately 500 square miles of data in progress. We expect to become more active in the Niobrara and Bakken areas in 2011 as our clients are shifting their focus to more oil related activity.

We have also just recently expanded into the Marcellus resource play with approximately 200 square miles of data in progress in Pennsylvania.

We have relatively small amounts of 3D seismic data in other areas, such as Alabama, California, Michigan, and Northern Louisiana as well as a 2D data library that continues to contribute to our data licensing sales.

Canada: The Canadian onshore 3D sector of our seismic data library is comprised principally of data located in Alberta and British Columbia. The accumulation of 3D data in our seismic library began in 1998. Since 2008, our capital programs in Canada have focused on adding data in shale plays, primarily the Montney and Horn River resource plays. As of March 10, 2011, in the Montney area we have approximately 3,500 square miles of existing data and approximately 200 square miles of data in progress. In the Horn River area, we have approximately 1,000 square miles of existing data and approximately 50 square miles of data in progress. We expect to continue to grow our data library in these areas in 2011 as well as expanding into the Deep Basin and Cardium areas.

We also have a significant 2D library that continues to generate licensing revenue.

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

Underwritten Data Acquisitions: We create new seismic data designed in conjunction with our customers and specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may have a limited exclusivity period. We consider the contracts signed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while it is in progress or once is it completed is considered a resale license. Data acquisition activity during 2010 occurred in the Eagle Ford resource play in the Texas Gulf Coast, the Bossier/Haynesville resource play in Eastern Texas, the Niobrara resource play in Colorado and both the Montney and Horn River resource plays in Western Canada. All field work on these projects is outsourced to subcontractors, as is the data processing for those projects in Canada. A significant percentage of the data processing for Texas projects is processed by our wholly owned subsidiary Seitel Data Processing, Inc. (formerly Matrix Geophysical, Inc.). We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

Cash Purchases: We purchase seismic data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise that are within the limits of our capital expenditure budget.

Non-Monetary Exchanges: We grant our customers a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer, a “non-monetary exchange.” The data that we receive is distinct from the data that is licensed to the customer. These transactions will tend to be for individual surveys or groups of surveys. We also use non-monetary exchanges in conjunction with data acquisitions and cash purchases. In addition, we may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from our library.

Value-Added Products: We create new products from existing seismic surveys in our library by extracting a variety of additional information from surveys that was not readily apparent in the initial products. Opportunities to extract such additional information and create such additional products may result from information from secondary sources, alternative conclusions regarding the initial products and applying alternate or more complex processes to the initial products, or some combination of these factors. Additional products may include Pre-Stack Time Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes, Rock Property volumes and Pre-Stack Depth Migration volumes. Typically, one or more customers will underwrite a portion of the direct cost involved in these products in exchange for a license or licenses to use the resulting data. Under these licenses, the customers may have exclusive access to the newly acquired data for a limited term. After this limited term of exclusivity, the data is added to our library for licensing to the industry on a non-exclusive basis. Work on these projects may be performed by Seitel Data Processing, Inc., outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist. We employ experienced geoscientists who design these value-added products and oversee the processing to ensure the quality and longevity of the data created.

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

Backlog

At March 10, 2011, our backlog of underwriting commitments related to new data creation projects was $64.0 million compared with $27.6 million at March 15, 2010. We anticipate that the majority of this backlog will be recognized over the next 12 months.

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

Customers

We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap exploration and production companies and private prospect generating individuals. No one customer accounted for more than 10% of revenue during the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, one customer accounted for 11.3% of our revenue. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

Competition

The creation and licensing of seismic data is competitive. Customers consider several factors, including location of data, price, technological expertise and reputation for quality and dependability, when choosing a service provider. There are a number of geophysical companies that create, market and license seismic data and maintain seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are CGGVeritas; Geokinetics, Inc.; Global Geophysical Services, Inc.; Pulse Seismic Inc.; Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana); TGS Nopec; and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.

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

Seasonality and Timing Factors

Our results of operations fluctuate from quarter to quarter due to a number of factors. Our results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under our revenue recognition policy, revenue recognition from data licensing contracts is dependent upon, among other things, when the customer selects the data or when the data becomes available for delivery. As a result, our seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of our data licensing transactions provide for fees to us of under $500,000 per transaction, occasionally a single data license transaction from our library, including those resulting from the merger and acquisition of our customers, may be substantially larger. Such large license transactions, the completion and delivery of data or an unusually large number of, or reduction in, data selections by customers can materially impact our results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In our data creation activities, weather-related or other events outside our control may impact or delay surveys during any given quarter.

Employees

As of December 31, 2010, we and our subsidiaries had 111 full-time employees, including 5 executive officers, 16 marketing staff and 26 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

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

The slow recovery from the recent economic downturn could adversely affect demand for our seismic data and related services and may increase our credit risk of customer non-payment.

Commencing in late 2008, commodity prices for oil and natural gas declined significantly. Crude oil prices recovered during 2010 while natural gas prices improved but continue to be depressed. A return to lower crude oil prices and continuing low natural gas prices could result in many oil and gas companies significantly reducing their levels of capital spending which could result in reduced demand for our seismic data and related services as our customers’ operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced. Lower commodity prices could also result in decreases in our customers’ liquidity and capital resources which could increase our credit risk of non-payment from such customers.

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

Our industry and the oil and gas industry generally are subject to cyclical fluctuations. Demand for our services depends upon spending levels by oil and gas companies for exploration, production, development and field management of oil and natural gas reserves and, in the case of new seismic data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies’ short-term and strategic plans. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

•	levels of demand for, and production of, oil and natural gas;

•	worldwide political, military and economic conditions, including social and political unrest in Africa and the Middle East;

•	weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

•	the level of oil and natural gas reserves; and

•	government policies regarding adherence to OPEC quotas.

Oil and natural gas prices are subject to significant volatility and there can be no assurance that oil and natural gas prices and demand will not decline in the future. Low oil and natural gas prices and demand could result in decreased exploration and development spending by oil and gas companies, which could, in turn, affect our seismic data business. Our customers may adjust their exploration and development spending levels very quickly in response to any material change in oil and natural gas prices. A continued recession in 2011 or continued political instability (especially in the Middle East and other oil-producing regions) may lead to further significant fluctuations in demand and pricing for oil and gas or seismic data. Any future decline in oil and natural gas prices, sustained downturn in the oil and gas or seismic data industries, or sustained periods of reduced capital expenditures by oil and gas companies as a result of factors which are beyond our control could have a material adverse effect on our results of operations and cash flow.

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

We have a significant amount of leverage and interest expense. As of December 31, 2010, we had approximately $405.5 million of total outstanding indebtedness, including $3.4 million of capital leases. Our 2011 consolidated annual debt service requirements are expected to aggregate approximately $41.7 million. We may also incur additional indebtedness in the future.

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

•

we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary to repurchase all of the notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the notes; and

•

our failure to comply with the restrictive covenants in our debt instruments which, among other things, limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our high level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development and other general corporate or business activities, including future acquisitions.

In addition, our Canadian revolving credit facility bears interest at variable rates. If market interest rates increase, debt service on our credit facility will rise, which would adversely affect our cash flow. Although we may employ hedging strategies such that a portion of the aggregate principal amount of this credit facility carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of this credit facility may not be hedged and, accordingly, the portion that is not hedged will be subject to changes in interest rates.

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion of our seismic acquisition project costs, including third-party project costs, are underwritten by our customers. We target an average of 65% underwriting levels for new seismic acquisition projects on an aggregate basis. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer’s underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

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

There are a number of geophysical companies that create, market and license seismic data and maintain seismic libraries. Competition for acquisition of new seismic data among geophysical service providers historically has been, and we expect will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for new data.

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

A portion of our revenues are derived from our Canadian activities and operations. As a result, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in accumulated other comprehensive income (loss) in stockholder’s equity. Realized gains and losses on translation of the Canadian operations into U.S. dollars are included in net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

Failure to comply with laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Additionally, these laws and regulations may change as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and services and, therefore, may impact our results of operations or increase our liabilities. Changes in these and other laws and regulations or additional regulation could cause the demand for our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase, which could adversely affect our business.

Technological changes not available to us could adversely affect our business.

New data acquisition or processing technologies may be developed. New and enhanced products and services introduced by one of our competitors may gain market acceptance, and, if not available to us, may adversely affect us.

The indenture governing our $400.0 million aggregate principal amount of 9.75% Senior Notes contains a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

The indenture governing our 9.75% Senior Notes imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our capital stock;

•	redeem our capital stock;

•	make investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into transactions with affiliates; and

•	effect mergers or consolidations.

The restrictions contained in the indenture governing our 9.75% Senior Notes could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants could result in a default under the indenture governing our 9.75% Senior Notes. If an event of default occurs, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable; or

•	require us to apply all of our available cash to repay the borrowings.

If we were unable to repay or otherwise refinance these borrowings when due, we cannot assure you that sufficient assets will remain to repay the 9.75% Senior Notes.

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

We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to our financial position or results of operations. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2010, we did not have any amounts accrued related to litigation claims.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2010, there was one holder of record of our 100 shares of common stock, $0.001 par value.

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

As a result of the Merger, which was completed on February 14, 2007, our capital structure and our basis of accounting differ from those prior to the Merger. Our financial data in respect of all reporting periods after February 13, 2007 reflect the Merger under the purchase method of accounting. The financial information for the periods before the Merger is referred to as “Predecessor Period” and financial information for the periods after the Merger is referred to as the “Successor Period.” The adjustments to our assets and liabilities as a result of the Merger have impacted net income subsequent to the Merger. The increase in the basis of the assets has resulted in non-cash charges in periods subsequent to the Merger, principally related to the step-up in the value of our seismic data library and other intangible assets. The book value of our seismic data library was increased by approximately $275.2 million to its then fair market value of $395.6 million. As a result of this step up in value and of our maximum four-year straight-line amortization of seismic data, our data amortization expense has increased in the Successor Period. In addition, we recorded identifiable intangible assets with a fair value of $53.4 million of which $52.5 million is amortizable over their useful lives ranging from 1 to 10 years. As a result of this step up in value, amortization expense of acquired intangible assets has increased in the Successor Period.

The following table summarizes certain historical consolidated financial data of Seitel and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein.

	SUCCESSOR PERIOD				PREDECESSOR PERIOD
	Year Ended December 31,			Feb. 14, 2007- Dec. 31, 2007	Jan. 1, 2007 - Feb. 13, 2007	Year Ended Dec. 31, 2006
	2010	2009	2008
Statement of Operations Data:
Revenue	$175,556	$115,345	$172,403	$129,802	$19,010	$191,919
Expenses and costs:
Depreciation and amortization	175,592	150,199	168,629	146,072	11,485	88,662
Impairment of intangible asset	—	—	225	—	—	—
Gain on sale of seismic data	—	—	—	—	—	(231)
Cost of sales	97	290	462	218	8	234
Selling, general and administrative	31,831	25,090	36,316	33,393	3,577	35,930
Merger	—	—	357	2,657	17,457	1,449

	207,520	175,579	205,989	182,340	32,527	126,044

Income (loss) from operations	(31,964)	(60,234)	(33,586)	(52,538)	(13,517)	65,875
Interest expense, net	(40,536)	(40,696)	(40,017)	(38,844)	(2,284)	(19,520)
Foreign currency exchange gains (losses)	441	1,008	(4,059)	3,173	(102)	259
Gain on sale of marketable securities	4,188	—	—	—	—	27
Other income	446	151	40	39	12	—

Income (loss) from continuing operations before income taxes	(67,425)	(99,771)	(77,622)	(88,170)	(15,891)	46,641
Provision (benefit) for income taxes	(4,008)	(2,974)	(3,548)	(11,057)	452	(715)

Income (loss) from continuing operations	(63,417)	(96,797)	(74,074)	(77,113)	(16,343)	47,356
Loss from discontinued operations, net of tax	—	—	—	—	—	(142)

Net income (loss)	$(63,417)	$(96,797)	$(74,074)	$(77,113)	$(16,343)	$47,214

	SUCCESSOR PERIOD				PREDECESSOR PERIOD
	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$89,971	$26,270	$42,678	$43,443	$107,495
Seismic data library, net	106,104	200,389	279,257	349,039	123,123
Total assets	491,009	522,019	643,825	743,101	305,435
Total debt	405,604	405,732	405,499	406,481	189,038
Stockholder’s equity (deficit)	(7,022)	46,361	115,785	220,958	37,491
Common shares outstanding	100	100	100	100	155,184

Item 7.	Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

Overview

General

Our products and services are used by oil and gas companies to assist in oil and gas exploration and development and management of hydrocarbon reserves. We own an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. These markets continue to experience major changes. Major integrated oil and gas companies and national oil companies have become more active in the U.S. market, primarily in the resource plays, through joint ventures, asset purchases and corporate transactions. The larger independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity. Our offshore seismic data is primarily located in the shallow waters of the U.S. Gulf of Mexico and generates a small percentage of our revenue.

Our clients continue to seek our services to create data in the United States and Canada. On March 10, 2011, our clients’ commitment for underwriting on new data creation projects was $64.0 million. Licensing data “off the shelf” does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

In 2010, we experienced a recovery in demand for our seismic data, principally in the unconventional resource plays. We expect increased demand in the oil-rich plays and liquids-rich natural gas plays while activity in natural gas shales is expected to remain steady.

Principal Factors Affecting Our Business

Our business is dependent upon a variety of factors, many of which are beyond our control. The following are those that we consider to be principal factors affecting our business.

Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. The 2009 economic downturn resulted in lower commodity prices and reduced exploration capital expenditures, which, in turn, caused demand for seismic data to decline. Demand for seismic data improved in 2010, primarily in the unconventional resource plays; however, there continues to be uncertainty as to the impact on demand for seismic data in conventional areas.

Availability of Capital for Our Customers: Some of our customers are independent oil and gas companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. The reduction in cash flows being experienced by our customers resulting from lower commodity prices, along with the reduced availability of credit and increased costs of borrowing due to the tightening of the credit markets, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.

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

North America Drilling Activity: The 2009 economic downturn in North America resulted in reduced demand for natural gas that led to lower hydrocarbon prices resulting in a decrease in drilling activity in the first part of 2009 with land rig counts in North America reaching a low in May 2009. North America land drilling activity has been recovering since then, primarily driven by activity in domestic resource plays. However, weaker than expected natural gas prices and continued low domestic natural gas demand continue to cause uncertainty as to full recovery of conventional gas exploration.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash resales	$137,605	$49,268	$117,305
Other revenue components:
Acquisition revenue	40,500	37,403	55,990
Non-monetary exchanges	4,678	1,764	7,625
Revenue recognition adjustments	(11,005)	22,386	(15,060)
Solutions and other	3,778	4,524	6,543

Total revenue	$175,556	$115,345	$172,403

Cash EBITDA

Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions and gains on sales of marketable securities obtained as part of licensing our seismic data, less cost of goods sold and cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as merger and acquisition transaction costs and severance costs).

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating loss (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash EBITDA	$117,252	$32,868	$93,791
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	40,500	37,403	55,990
Non-monetary exchanges	4,678	1,764	7,625
Revenue recognition adjustments	(11,005)	22,386	(15,016)
Less:
Gain on sale of marketable securities	(4,188)	—	—
Depreciation and amortization	(175,592)	(150,199)	(168,629)
Impairment of intangible asset	—	—	(225)
Merger expenses	—	—	(357)
Merger and acquisition transaction costs	—	—	(6)
Severance and one-time costs associated with cost reduction measures	(176)	(1,170)	—
Non-cash operating expenses	(3,433)	(3,286)	(6,759)

Operating loss	$(31,964)	$(60,234)	$(33,586)

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2010, 2009 and 2008, we completed the addition of approximately 900 square miles, 700 square miles and 2,700 square miles, respectively, of seismic data to our library. For the period from January 1, 2011 to March 10, 2011 we completed the addition of approximately 300 square miles and as of March 10, 2011 we had approximately 1,900 square miles of seismic data in progress.

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

Revenue Recognition

Revenue from Data Acquisition

We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data. The initial licenses may provide the customer with a limited exclusivity period. We consider the contracts signed up to the time we make a firm commitment to create the new seismic survey as underwriting. Underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for our data creation projects. The customers paying for the initial exclusive licenses receive legally enforceable rights to any resulting product of the specific activities required to complete the survey. The customers also receive access to and use of the newly acquired, processed data.

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

Business Acquisitions and Goodwill

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would not increase amortization rates from 70% as of January 1, 2011. The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 79% as of January 1, 2011.

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

Results of Operations

Revenue

The following table summarizes the components of our revenue for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Acquisition revenue:
Cash underwriting	$37,823	$34,565	$41,511
Underwriting from non-monetary exchanges	2,677	2,838	14,479

Total acquisition revenue	40,500	37,403	55,990

Resale licensing revenue:
Cash resales	137,605	49,268	117,305
Non-monetary exchanges	4,678	1,764	7,625
Revenue recognition adjustments	(11,005)	22,386	(15,060)

Total resale licensing revenue	131,278	73,418	109,870

Total seismic revenue	171,778	110,821	165,860

Solutions and other	3,778	4,524	6,543

Total revenue	$175,556	$115,345	$172,403

Total revenue was $175.6 million for the year ended December 31, 2010 compared to $115.3 million for the year ended December 31, 2009. This $60.2 million, or 52%, increase was primarily due to an increase in total resale licensing revenue. Acquisition revenue increased from $37.4 million in 2009 to $40.5 million in 2010, with the second half of 2010 reflecting resumed acquisition activity in both the U.S. and Canada following reduced activity in 2009 caused by the economic downturn. Acquisition revenue in 2010 related to resource plays in the Haynesville area in east Texas, the Eagle Ford area in south Texas and the Niobrara area in Colorado, as well as the Montney and Horn River areas in Canada. Total resale licensing revenue was $131.3 million in 2010 compared to $73.4 million in 2009. The $57.9 million or 79% increase in total resale licensing revenue reflected increased activity by our clients resulting from improving industry conditions and an increase in drilling activity in North America. Cash resales were $137.6 million in 2010, up 179% compared to $49.3 million in 2009. Cash resales attributable to 3D data located in unconventional resource plays increased 261% from 2009 to 2010 while cash resales related to conventional 3D data increased 114% during the same period. For the year ended December 31, 2010, 68% of our cash resales were from resource plays with the remaining 32% from conventional 3D, 2D and offshore data. This compares to 53% and 47%, respectively, for the year ended December 31, 2009. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $4.7 million in 2010 compared to $1.8 million in 2009. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. In 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts primarily as a result of cash resales on data that are still in the acquisition phase requiring deferral since the data products are not yet available for delivery as well as an increase in the value of library card contracts entered into in the period. Solutions and other revenue decreased $0.7 million in 2010 compared to 2009 due to the completion of a data management project in 2009 and due to the mix of seismic revenue and the types of products delivered.

Total revenue was $115.3 million for the year ended December 31, 2009 compared to $172.4 million for the year ended December 31, 2008. This $57.1 million, or 33.1%, decline was due to a decrease in acquisition revenue and lower total resale licensing revenue. Acquisition revenue decreased in both the U.S. and Canada from $56.0 million in 2008 to $37.4 million in 2009 because of our planned reduction in new data acquisition resulting from the poor industry conditions and economic uncertainty in 2009. Total resale licensing revenue was $73.4 million in 2009 compared to $109.9 million in 2008. Resale licensing revenue in 2009 was impacted by weak natural gas prices and the slowdown in drilling activity in North America with oil and gas companies curtailing their exploration and development spending as compared to 2008. Cash resales were $49.3 million in 2009, down

58% compared to $117.3 million in 2008, as clients’ general concerns about the economic environment and liquidity delayed spending on seismic data. For the year 2009, core cash resales (U.S. 3D and Canada 2D and 3D data) were $46.0 million, down 56% from the 2008 level of $104.2 million. Non-core cash resales (U.S. 2D and offshore data) decreased 75% from $13.1 million in 2008 to $3.3 million in 2009. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $1.8 million in 2009 compared to $7.6 million in 2008. Revenue recognition adjustments fluctuated between 2009 and 2008 resulting from a reduction in deferrals related to new contracts due to a fewer amount of library card contracts entered into in 2009 as compared to 2008. Solutions and other revenue decreased from $6.5 million in 2008 to $4.5 million in 2009 primarily resulting from the lower level of seismic revenue and the types of products delivered.

At December 31, 2010, we had a deferred revenue balance of $37.1 million compared to the December 31, 2009 balance of $26.7 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2011	$31,457
2012	5,307
2013 and thereafter	357

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Amortization of seismic data:
Income forecast	$87,617	$65,424	$101,301
Straight-line	80,190	77,031	59,288

Total amortization of seismic data	167,807	142,455	160,589
Depreciation of property and equipment	2,081	2,256	2,345
Amortization of acquired intangibles	5,704	5,488	5,695

Total	$175,592	$150,199	$168,629

Total seismic data library amortization amounted to $167.8 million, $142.5 million and $160.6 million in 2010, 2009 and 2008, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	Year Ended December 31,
Components of Amortization	2010	2009	2008
Income forecast	51%	59%	61%
Straight-line	47%	70%	36%

Total	98%	129%	97%

The percentage of income forecast amortization to total seismic revenue was 51% for the year ended December 31, 2010; 59% for the year ended December 31, 2009; and 61% for the year ended December 31, 2008. In all three years, we had resale revenue recognized which was from data whose costs were fully amortized. In 2010, 37% of resales did not attract amortization, as compared to 24% in 2009 and 19% in 2008. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The $3.2 million increase in straight-line amortization from 2009 to 2010 was due to the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization in 2010. The $17.7 million increase in straight-line amortization from 2008 to 2009 was due to lower revenues and the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization in 2009.

For the year ended December 31, 2010, the rates utilized under the income forecast method was 70% for all components. For the year ended December 31, 2009, the rates utilized under the income forecast method ranged from 70% to 74%. For the year ended December 31, 2008, the amortization rates utilized under the income forecast method ranged from 70% to 73%. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2011, the amortization rates to be utilized under the income forecast method is 70% for all components.

We expect the level of straight-line amortization for the year ending December 31, 2011 to decrease compared to the year ended December 31, 2010, because a significant portion of our data library will become fully amortized in the first quarter of 2011 as this represents four years from the date of the Merger.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years. Amortization related to customer relationships, internally developed software and covenants not to compete totaled $5.7 million, $5.5 million, and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Impairment of Intangible Asset

During the year ended December 31, 2008, we recorded an impairment charge of $0.2 million related to a customer relationship intangible asset from our October 2007 purchase of a small data fulfillment company in Canada. The impairment was necessary as a result of the loss of significant customer business and current-period and projected operating losses associated with the customer relationship intangible asset. The impairment was determined by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset. The resulting impairment reduced the customer relationship intangible asset to $0. Subsequently in 2009, we sold this data fulfillment company.

Goodwill and Indefinite Lived Intangibles

We performed our annual assessment of the recoverability of goodwill and indefinite lived intangibles on October 1, 2010, and concluded that no impairment of goodwill or indefinite lived intangibles was indicated. This evaluation utilized discounted cash flow analysis and multiple analyses of our historical and forecasted operating results. Our prior year assessments resulted in no impairment charges as well.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $31.8 million in 2010, $25.1 million in 2009 and $36.3 million in 2008. SG&A expense is made up of the following expense categories (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash SG&A expenses	$28,398	$21,804	$29,557
Non-cash equity compensation expense	3,157	3,034	6,492
Non-cash rent expense	276	252	267

Total	$31,831	$25,090	$36,316

The increase in cash SG&A expenses of $6.6 million from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to (1) an increase in performance incentive compensation of $4.4 million resulting from the improvement in current year cash EBITDA, (2) $0.8 million expense related to a long-term incentive compensation plan implemented in 2010, (3) an increase of $0.9 million in sales commissions as a result of higher revenues and (4) an increase of $1.0 million in our allowance for doubtful accounts. These increases were partially offset by a decrease of $0.5 million in various other expenses primarily related to severance and one-time costs associated with cost reduction measures.

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

Non-cash equity compensation expense increased $0.1 million in 2010 compared to 2009. The re-pricing of our outstanding stock options in May 2010 caused non-cash compensation expense to increase in 2010; this was partially offset by a reduction in expense related to stock options due to the use of graded vesting to amortize the compensation expense. The decrease in non-cash equity compensation expense of $3.5 million between 2009 and 2008 was primarily due to a reduction in the expense related to stock options granted to certain employees and non-employee directors due to the expense being recognized using graded vesting.

The non-cash rent expense represents amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and is being amortized over its remaining lease term from the Merger date of 6.25 years.

Other Income (Expense)

Interest expense was $41.1 million for the year ended December 31, 2010 and $41.2 million for each of the years ended December 31, 2009 and 2008.

Interest income was $0.6 million, $0.5 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease between 2008 and 2009 was mainly due to lower cash balances in 2009 resulting from lower cash resales as well as lower rates of return on our cash investments.

During the year ended December 31, 2010, we sold $4.2 million of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.

During the years ended December 31, 2010, 2009 and 2008, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $0.4 million, $1.0 million and $(4.1) million, respectively.

Income Taxes

Tax benefit was $4.0 million, $3.0 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 benefit was comprised of (i) a benefit of $3.7 million related to our Canadian operations, (ii) a benefit of $0.4 million related to certain research and development tax credits received in Canada and (iii) an expense of $0.1 million related to principal, penalties and interest on uncertain tax positions. The Federal tax benefit of $18.1 million in 2010 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

The 2009 benefit was comprised of (i) a benefit of $2.8 million related to our Canadian operations, (ii) a benefit of $0.3 million related to certain research and development tax credits received in Canada, (iii) $0.1 million of state tax benefit in the U.S. and (iv) an expense of $0.2 million related to principal, penalties and interest on uncertain tax positions. The Federal tax benefit of $30.8 million in 2009 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

The 2008 benefit was comprised of (i) a benefit of $5.0 million related to our Canadian operations, (ii) an expense of $1.3 million related to principal, penalties and interest on uncertain tax positions and (iii) $0.2 million of Canadian withholding taxes. The Federal tax benefit of $20.6 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of December 31, 2010, we had $90.0 million in consolidated cash, cash equivalents and short-term investments, including $186,000 of restricted cash. Other sources of liquidity include our Canadian credit facility described below.

U.S. Credit Facility: On December 22, 2009, we entered into a secured credit agreement which provided the ability to borrow up to $9.9 million until December 31, 2010. No borrowings were made on this facility; therefore, under its terms, the facility expired on December 31, 2010.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of December 31, 2010, no amounts were outstanding on this revolving line of credit and $3.8 million (Canadian) was available.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. The proceeds from the notes were used to partially fund the transactions in connection with the Merger. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of December 31, 2010, $2.0 million of the 11.75% Senior Notes remain outstanding and mature on July 15, 2011. Interest on these senior notes is payable in cash, semi-annually in arrears on January 15 and July 15.

Contractual Obligations. As of December 31, 2010, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
Contractual cash obligations	Total	2011	2012-2014	2015-2016	2017 and thereafter
Debt obligations (1)(2)	$538,909	$41,307	$497,602	$—	$—
Capital lease obligations (2)	4,830	373	1,222	824	2,411
Operating lease obligations	4,642	1,206	2,442	942	52

Total contractual cash obligations	$548,381	$42,886	$501,266	$1,766	$2,463

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $400.0 million and our 11.75% Senior Notes totaling $2.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $109.3 million, $40.9 million, and $88.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Operating cash flows for 2010 increased from 2009 primarily due to the higher level of our cash resales in 2010 and the related cash collections. Operating cash flows for the year ended December 31, 2009 decreased $47.9 million from the year ended December 31, 2008 primarily due to the lower level of our cash resales in 2009 as a result of the economic downturn.

Cash Flows from Investing Activities: Cash flows used in investing activities were $45.7 million, $56.3 million, and $92.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash expenditures for seismic data were $49.5 million, $55.9 million, and $90.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in cash invested in seismic data for 2010 compared to 2009 was primarily due to the reduced activity in 2009 caused by the economic downturn which had a continuing effect into 2010. The decrease in cash invested in seismic data for 2009 compared to 2008 was primarily due to a decrease in cash paid for new data acquisition projects in both the U.S. and Canada because of our planned reduction in capital expenditures resulting from the poor industry conditions and economic uncertainty in 2009.

Cash Flows from Financing Activities: Cash flows used in financing activities were $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9.75% Senior Notes and 11.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Our U.S. credit facility expired on December 31, 2010; however, over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Canadian credit facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see “ - Overview” and “Item 1A. Risk Factors” above.

Deferred Taxes

As of December 31, 2010, we had a net deferred tax liability of $2.1 million attributable to our Canadian operations. In the United States, we had a Federal deferred tax asset of $107.5 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the Federal deferred tax asset will be realized. As of December 31, 2010, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the United States, we had a state deferred tax asset of $0.3 million which was recognized as it is more likely than not that the state deferred tax asset will be realized.

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

Capital Expenditures

During 2010, capital expenditures for seismic data and other property and equipment amounted to $72.3 million. Our capital expenditures for 2011 are presently estimated to be $172.0 million. Our 2010 actual and 2011 estimated capital expenditures are comprised of the following (in thousands):

	Year Ended Dec. 31, 2010	Estimate For Year Ending Dec. 31, 2011
New data acquisition	$59,428	$157,000
Cash purchases and data processing	1,767	7,000
Non-monetary exchanges	10,545	7,000
Property and equipment and other	527	1,000

Total capital expenditures	72,267	172,000
Less:
Non-monetary exchanges	(10,545)	(7,000)
Changes in working capital	(11,730)	—

Cash investment per statement of cash flows	$49,992	$165,000

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Year Ended Dec. 31, 2010	Estimate For Year Ending Dec. 31, 2011
Total capital expenditures	$72,267	$172,000
Less:
Non-cash additions	(10,545)	(7,000)
Cash underwriting	(37,823)	(95,000)

Capital expenditures funded from operating cash flow	$23,899	$70,000

As of March 10, 2011, we had capital expenditure commitments related to data acquisition projects of approximately $103.3 million of which we have obtained approximately $62.9 million of cash underwriting and $1.1 million of underwriting from non-monetary exchanges.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures regarding transfers in and out of Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. This ASU was effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We have applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be applied effective January 1, 2011. The adoption of this guidance has not had and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a consensus of the FASB Emerging Issues Task Force.” This ASU updates ASC Topic 350, “Intangibles—Goodwill and Other,” to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this guidance in 2011 to have a material impact on our consolidated financial statements.

Reconciliation of Non-GAAP to GAAP Financial Measures

The following table summarizes the percentage increases (decreases) between the periods indicated for cash resales and total revenue:

2009 to 2010
Cash resales	179%
Total revenue	52%
Unconventional 3D data cash resales	261%
Unconventional 3D data total revenue	63%
Conventional 3D data cash resales	114%
Conventional 3D data total revenue	44%

2008 to 2009
Cash resales	(58%)
Total revenue	(33%)
Core cash resales	(56%)
Core total revenue	(31%)
Non-core cash resales	(75%)
Non-core total revenue	(63%)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2010 and 2009 we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2010:

	2011	2012	2013	2014	2015	There- after	Total	Fair Value
Debt:
Fixed Rate	$2,059	$66	$29	$400,000	$—	$—	$402,154	$386,077
Average Interest Rate	9.76%	9.75%	9.75%	9.75%	—	—	9.76%

The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for our debt obligations and their indicated fair market value at December 31, 2009:

	2010	2011	2012	2013	2014	There- after	Total	Fair Value
Debt:
Fixed Rate	$54	$2,059	$66	$29	$400,000	$—	$402,208	$314,564
Average Interest Rate	9.76%	9.76%	9.75%	9.75%	9.75%	—	9.76%

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment and such criteria, management believes that, as of December 31, 2010, our internal control over financial reporting was effective. Our assessment also appears on page F-1.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2010, under a similarly entitled caption.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2010, under a similarly entitled caption.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2010, under a similarly entitled caption.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2010, under a similarly entitled caption.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2010, under a similarly entitled caption.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents files as part of this Report.

(3)	Exhibits:

2.1	Agreement and Plan of Merger by and among Seitel Holdings, LLC (now known as Seitel Holdings, Inc.), Seitel Acquisition Corp. and Seitel, Inc., dated October 31, 2006 (incorporated by reference from Exhibit 2.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 2, 2006) (Seitel, Inc. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request).

3.1	Certificate of Incorporation of Seitel, Inc. (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.1	Indenture governing 11.75% Senior Subordinated Notes due 2011 by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated July 2, 2004 (incorporated by reference from Exhibit 4.4 to the Seitel, Inc. Post Effective Amendment No. 1 to the Seitel, Inc. Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

4.2	Form of 11.75% Senior Subordinated Notes due 2011 (included in Exhibit 4.1).

4.3	Supplemental Indenture by and among Seitel, Inc., the Guarantors named therein and UBS Securities LLC and Jeffries & Company, Inc., as Initial Purchasers, dated July 2, 2004 (incorporated by reference from Exhibit 4.5 to the Seitel, Inc. Post Effective Amendment No. 1 to the Seitel, Inc. Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

4.4	Indenture governing 9.75% Senior Notes due 2014 by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated February 14, 2007 (incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.5	Form of 9.75% Senior Notes due 2014 (included in Exhibit 4.4) (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.6	Supplemental Indenture by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated January 31, 2007 (incorporated by reference from Exhibit 4.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 2, 2007).

10.1	Support Agreement by and among Seitel, Inc., Seitel Holdings, Inc. and ValueAct Capital Master Fund, L.P., dated October 31, 2006 (incorporated by reference from Exhibit 2.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 2, 2006).

10.2	Credit Agreement dated as of December 22, 2009, by and among Seitel, Inc., as borrower, the lenders party thereto, and ValueAct Capital Management, L.P., as administrative agent (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on December 23, 2009).

10.3	Security Agreement dated as of December 22, 2009, made by Seitel, Inc. and the subsidiaries of Seitel, Inc. from time to time party thereto, in favor of ValueAct Capital Management, L.P., as collateral agent (incorporated by the reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on December 23, 2009).

10.4	Intellectual Property Security Agreement dated as of December 22, 2009, made by Seitel, Inc., in favor of ValueAct Capital Management, L.P., as collateral agent (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on December 23, 2009).

10.5	Amended and Restated Loan and Security Agreement by and among Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender, dated February 14, 2007 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.6	First Amendment to Amended and Restated Loan and Security Agreement, dated as of December 24, 2008, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender (incorporated by reference from Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 17, 2009).

10.7	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 20, 2009, by and between Seitel, Inc. and each of its subsidiaries named therein, as borrowers, and Wells Fargo Foothill, Inc., as lender (incorporated by reference from Exhibit 10.4 to the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 17, 2009).

10.8	Advisory Agreement by and among Seitel Acquisition Corp. (now known as Seitel, Inc.), Seitel Holdings, LLC (now known as Seitel Holdings, Inc.) and ValueAct Capital Master Fund, L.P., dated January 30, 2007 (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.9	Securities Holders Agreement by and among Seitel Holdings LLC (now known as Seitel Holdings, Inc.), ValueAct Capital Master Fund, L.P. and the Management Investors named therein, dated January 8, 2007 (incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.10	Registration Rights Agreement by and among Seitel Holdings LLC (now known as Seitel Holdings, Inc.), ValueAct Capital Master Fund, L.P. and the Management Investors named therein, dated January 8, 2007 (incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.11	Joinder to Securities Holders Agreement and Registration Rights Agreement of Philip B. Livingston, dated February 16, 2007 (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.12	Joinder to Securities Holders Agreement and Registration Rights Agreement of Jay H. Golding, dated May 24, 2007 (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.13	Joinder to Securities Holders Agreement and Registration Rights Agreement of John E. Jackson, dated August 1, 2007 (incorporated by reference from Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008).

10.14†	Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.15†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.16†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010).

10.17†	Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan, effective April 8, 2008 (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.18†	Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.19†*	Summary of 2011 Long-Term Incentive Plan.

10.20†	Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 30, 2007 (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.21†	Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.22†	Form of Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 8, 2009).

10.23†	Form of Second Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K, as filed with the SEC on January 27, 2010).

21.1*	Subsidiaries of Seitel, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

†	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By:	/s/ ROBERT D. MONSON
Robert D. Monson
Chief Executive Officer and President

Date:	March 16, 2011

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ PETER H. KAMIN Peter H. Kamin	Chairman of the Board of Directors	March 16, 2011

/s/ ROBERT D. MONSON Robert D. Monson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2011

/s/ MARCIA H. KENDRICK Marcia H. Kendrick	Chief Financial Officer (Principal Financial Officer)	March 16, 2011

/s/ ALLISON A. BENNINGTON Allison A. Bennington	Director	March 16, 2011

/s/ RYAN M. BIRTWELL Ryan M. Birtwell	Director	March 16, 2011

/s/ KEVIN P. CALLAGHAN Kevin P. Callaghan	Chief Operating Officer and Director	March 16, 2011

/s/ JAY H. GOLDING Jay H. Golding	Director	March 16, 2011

/s/ JOHN E. JACKSON John E. Jackson	Director	March 16, 2011

/s/ GREGORY P. SPIVY Gregory P. Spivy	Director	March 16, 2011

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

Seitel’s management assessed the effectiveness of Seitel’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2010, Seitel’s internal control over financial reporting is effective based on those criteria.

/s/ ROBERT D. MONSON
Robert D. Monson
Chief Executive Officer and President

/s/ MARCIA H. KENDRICK
Marcia H. Kendrick
Executive Vice President and Chief Financial Officer

Houston, Texas

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholder

Seitel, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Seitel, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the years in the three year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, and we were not engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc., as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Houston, Texas

March 16, 2011

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$89,971	$26,270
Receivables
Trade, less allowance for doubtful accounts of $2,556 and $1,108 at December 31, 2010 and 2009, respectively	34,404	29,498
Notes and other	84	286
Due from Seitel Holdings, Inc. (Note K)	156	147
Seismic data library (Note C)	728,134	646,426
Less: Accumulated amortization	(622,030)	(446,037)

Net seismic data library	106,104	200,389
Property and equipment	15,150	14,293
Less: Accumulated depreciation and amortization	(9,704)	(7,290)

Net property and equipment	5,446	7,003
Investment in marketable securities	3,102	3,173
Prepaid expenses, deferred charges and other	10,249	13,426
Intangible assets, net (Note D)	33,117	38,440
Goodwill (Note D)	208,050	203,060
Deferred income taxes (Note E)	326	327

TOTAL ASSETS	$491,009	$522,019

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$21,013	$10,016
Accrued liabilities	25,588	25,974
Employee compensation payable	6,569	1,087
Income taxes payable	8	9
Debt (Note F)
Senior Notes	402,056	402,154
Notes payable	154	208
Obligations under capital leases (Note G)	3,394	3,370
Deferred revenue (Note B)	37,121	26,722
Deferred income taxes (Note E)	2,128	6,118

TOTAL LIABILITIES	498,031	475,658

COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	277,488	274,331
Retained deficit	(311,401)	(247,984)
Accumulated other comprehensive income	26,891	20,014

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(7,022)	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$491,009	$522,019

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
REVENUE	$175,556	$115,345	$172,403
EXPENSES:
Depreciation and amortization	175,592	150,199	168,629
Impairment of intangible asset	—	—	225
Cost of sales	97	290	462
Selling, general and administrative	31,831	25,090	36,316
Merger	—	—	357

	207,520	175,579	205,989

LOSS FROM OPERATIONS	(31,964)	(60,234)	(33,586)
Interest expense	(41,094)	(41,194)	(41,215)
Interest income	558	498	1,198
Foreign currency exchange gains (losses)	441	1,008	(4,059)
Gain on sale of marketable securities	4,188	—	—
Other income	446	151	40

Loss before income taxes	(67,425)	(99,771)	(77,622)
Benefit for income taxes	(4,008)	(2,974)	(3,548)

NET LOSS	$(63,417)	$(96,797)	$(74,074)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands, except share amounts)

	Comprehensive	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income
	Loss	Shares	Amount	Capital	Deficit	(Loss)
Balance, December 31, 2007		100	$—	$264,805	$(77,113)	$33,266
Issuance of restricted stock units		—	—	604	—	—
Amortization of stock-based compensation costs		—	—	5,888	—	—
Net loss	$(74,074)	—	—	—	(74,074)	—
Foreign currency translation adjustments	(34,684)	—	—	—	—	(34,684)
Unrealized loss on marketable securities, net of tax	(2,907)	—	—	—	—	(2,907)

Comprehensive loss	$(111,665)

Balance, December 31, 2008		100	—	271,297	(151,187)	(4,325)
Amortization of stock-based compensation costs		—	—	3,034	—	—
Net loss	$(96,797)	—	—	—	(96,797)	—
Foreign currency translation adjustments	22,483	—	—	—	—	22,483
Unrealized gain on marketable securities, net of tax	1,856	—	—	—	—	1,856

Comprehensive loss	$(72,458)

Balance, December 31, 2009		100	—	274,331	(247,984)	20,014
Amortization of stock-based compensation costs		—	—	3,157	—	—
Net loss	$(63,417)	—	—	—	(63,417)	—
Foreign currency translation adjustments	6,948	—	—	—	—	6,948
Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain arising during the period	4,117	—	—	—	—	4,117
Less: Reclassification adjustment for realized gains included in earnings	(4,188)	—	—	—	—	(4,188)

Comprehensive loss	$(56,540)

Balance, December 31, 2010		100	$—	$277,488	$(311,401)	$26,891

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(63,417)	$(96,797)	$(74,074)
Depreciation and amortization	175,592	150,199	168,629
Impairment of intangible asset	—	—	225
Deferred income tax benefit	(4,053)	(2,924)	(4,704)
Amortization of deferred financing costs	1,753	1,832	1,631
Amortization of debt premium	(98)	(93)	(86)
Amortization of stock-based compensation	3,157	3,034	5,888
Amortization of favorable lease facility	276	252	268
Allowance for collection of trade receivables	1,524	513	196
Reversal of allowance for notes receivable	—	—	(54)
Non-cash compensation expense	—	—	604
Non-cash other income	(124)	—	(24)
Non-cash revenue	(9,864)	(7,413)	(20,414)
Gain on sale of marketable securities	(4,188)	—	—
Loss on sale of subsidiary	—	19	—
(Increase) decrease in receivables	(7,285)	22,997	(12,219)
(Increase) decrease in other assets	(156)	1,180	(577)
Increase (decrease) in deferred revenue	12,811	(27,194)	20,933
Increase (decrease) in accounts payable and other liabilities	3,393	(4,751)	2,542

Net cash provided by operating activities	109,321	40,854	88,764

Cash flows from investing activities:
Cash invested in seismic data	(49,465)	(55,865)	(90,688)
Cash paid to acquire property, equipment and other	(527)	(400)	(1,187)
Net proceeds from sale of marketable securities	4,188	—	—
Cash paid for acquisition of company	—	—	(45)
Cash transferred upon sale of subsidiary	—	(22)	—
Cash from sale of property, equipment and other	86	15	—
Advances to Seitel Holdings, Inc.	(9)	(11)	(136)

Net cash used in investing activities	$(45,727)	$(56,283)	$(92,056)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Principal payments on notes payable	$(54)	$(48)	$(44)
Principal payments on capital lease obligations	(146)	(124)	(128)
Borrowings on line of credit	10	401	286
Payments on line of credit	(10)	(401)	(286)
Payment of debt issue costs	(65)	—	—
Payments on notes receivable from officers and employees	—	—	54

Net cash used in financing activities	(265)	(172)	(118)

Effect of exchange rate changes	372	(807)	2,645

Net increase (decrease) in cash and cash equivalents	63,701	(16,408)	(765)
Cash and cash equivalents at beginning of period	26,270	42,678	43,443

Cash and cash equivalents at end of period	$89,971	$26,270	$42,678

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,440	$39,455	$39,669
Income taxes	$15	$292	$874
Supplemental disclosure of non-cash investing activities:
Additions to seismic data library	$10,545	$2,197	$23,559

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

NOTE B-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The main geographic regions of the Company’s focus include the U.S. Gulf Coast, including the Texas Gulf Coast, Eastern Texas, Southern Louisiana and Mississippi, as well as Western Canada, the Rocky Mountains and Northern Louisiana. The majority of the Company’s seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit (“Solutions”), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

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

Revenue Recognition:

Revenue from Data Acquisition

The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The initial licenses may provide the customer with a limited exclusivity period. The payments for the initial exclusive licenses are sometimes referred to as underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. The Company considers the contracts signed up to the time the Company makes a firm commitment to create the new seismic survey as underwriting. Any subsequent licensing of the data while it is in progress is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. On average, the duration of the data creation process is approximately one year. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.

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

The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when any exclusivity period ends.

Revenue from Non-Exclusive Data Licenses

The Company recognizes a substantial portion of its revenue from data licenses sold after any exclusive license period. These are sometimes referred to as resale licensing revenue, post-acquisition license sales or shelf sales.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Seismic data library additions	$10,545	$2,197	$23,559
Revenue recognized based on specific data licenses or selections of data	7,187	4,575	5,935
Revenue recognized related to acquisition contracts	2,677	2,838	14,479

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

Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $2.3 million, and $2.3 million, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

During 2010, the Company sold a portion of its marketable equity securities through a series of transactions. Proceeds from the sales were $4.2 million. Total realized gains were equal to proceeds received. As of December 31, 2010 and 2009, total unrealized gains on marketable securities were $3.1 million and $3.2 million, respectively. The deferred tax expense of $1.1 million on the net gains was not recognized at both December 31, 2010 and 2009, due to Company’s deferred tax asset having a full valuation allowance.

Debt Issue Costs: Debt issue costs related to the Company’s senior notes, secured credit facility and revolving line-of-credit are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2010 and 2009, unamortized debt issue costs were $6.8 million and $8.6 million, respectively.

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

Goodwill and Other Intangible Assets: Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill and indefinite-lived intangibles but, at least annually, evaluates whether goodwill and indefinite-lived intangibles are impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The Company relies on discounted cash flow analysis, which requires significant judgments and estimates about future operations, to develop the Company’s estimates of fair value. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets at December 31, 2010 and 2009, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2010, there were no accumulated net earnings of non-U.S. subsidiaries.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholder’s equity. Accumulated translation gains were $23.8 million and $16.8 million at December 31, 2010 and 2009, respectively. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period. Transaction gains (losses) totaled $0.4 million, $1.0 million and $(4.1) million for the years ended December 31, 2010, 2009 and 2008, respectively.

Use of Derivatives: The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments. As of December 31, 2010 and 2009, the Company did not have any derivative contracts.

Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $357,000, $190,000 and $583,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Comprehensive Loss: The Company has reported comprehensive loss in the consolidated statements of stockholder’s equity for the years ended December 31, 2010, 2009 and 2008. Accumulated other comprehensive income (loss) for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures regarding transfers in and out of Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. This ASU was effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be applied effective January 1, 2011. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – a consensus of the FASB Emerging Issues Task Force.” This ASU updates ASC Topic 350, “Intangibles—Goodwill and Other,” to amend the criteria for performing

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this guidance in 2011 to have a material impact on its consolidated financial statements.

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

The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2010	2009
U.S. Onshore:
Texas Gulf Coast and Eastern Texas 3D	$61,274	$87,433
Southern Louisiana/Mississippi 3D	9,374	39,629
Rocky Mountain 3D	1,538	4,704
Other U.S. 3D and U.S. 2D	1,506	11,253
Canadian 3D	30,081	42,624
Canadian 2D	1,304	9,129
U.S. Offshore	1,027	5,617

Total	$106,104	$200,389

At December 31, 2010 and 2009, approximately 25% and 6%, respectively, of the net book value of the seismic data library were projects in progress.

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $1.6 million, $1.5 million, and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Amortization expense totaled $167.8 million, $142.5 million, and $160.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 98%, 129%, and 97% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2011, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

Seismic Data Library Impairment

The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) other United States and (g) Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company did not have any impairment charges during the three years ended December 31, 2010.

NOTE D-GOODWILL AND OTHER INTANGIBLES

The Company performs an annual assessment of the recoverability of goodwill and indefinite lived intangibles as of October 1 each year. Additionally, the Company assesses goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company incurred no impairment as a result of the annual tests in 2010, 2009 or 2008. Additionally, there were no events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2010, 2009, or 2008. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Balance beginning of year	$203,060	$189,187
Translation adjustments	4,990	13,873

Balance end of year	$208,050	$203,060

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The recorded carrying amount will change at each balance sheet date due to the impact of foreign currency fluctuations. The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

	Weighted Average	December 31,	December 31,
	Amortization Period	2010	2009
Amortized intangible assets:
Cost:
Favorable facility lease	6 years	$1,792	$1,703
Customer relationships	10 years	44,673	44,049
Covenants not to compete	1 year	180	180
Internally developed software	7 years	9,349	8,884

		55,994	54,816

Accumulated Amortization:
Favorable facility lease	6 years	(1,111)	(783)
Customer relationships	10 years	(17,311)	(12,664)
Covenants not to compete	1 year	(180)	(180)
Internally developed software	7 years	(5,175)	(3,649)

		(23,777)	(17,276)

Net book value		32,217	37,540

Indefinite-lived intangible assets:
Trade names		900	900

Total intangible assets at net book value		$33,117	$38,440

The Company’s trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. The trade names were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of December 31, 2010, the weighted average amortization period for these intangible assets was 9.4 years.

Amortization expense for the Company’s intangible assets was $6.0 million, $5.7 million, and $6.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. Estimated future amortization expense is as follows: fiscal year ending 2011 - $6.1 million, fiscal year ending 2012 - $6.1 million, fiscal year ending 2013 - $5.9 million, fiscal year ending 2014 - $4.6 million, fiscal year ending 2015 - $4.5 million, and thereafter - $5.0 million.

The Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable.

During 2008, the Company recognized $225,000 in impairment charges on the customer relationship intangible asset that resulted from the Company’s acquisition of a small data fulfillment company in Canada in October 2007. The impairment was necessary as a result of the loss of significant customer business, current-period and projected operating losses associated with the customer relationship intangible asset. The impairment was calculated by comparing estimated future cash flows attributable to the customer relationship to the carrying value of the asset. The resulting impairment reduced the customer relationship intangible asset to $0. Effective February 1, 2009, the Company sold the business that was related to the impaired customer relationship for a $19,000 loss.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE E-INCOME TAXES

Income Tax Expense (Benefit)

Loss before income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$(53,038)	$(88,535)	$(58,371)
Foreign	(14,387)	(11,236)	(19,251)

	$(67,425)	$(99,771)	$(77,622)

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
State	$—	$(2)	$194
Foreign	45	(48)	962

	45	(50)	1,156

Deferred:
Federal	(369)	98	106
State	1	(117)	(214)
Foreign	(3,685)	(2,905)	(4,596)

	(4,053)	(2,924)	(4,704)

Tax provision (benefit):
Federal	(369)	98	106
State	1	(119)	(20)
Foreign	(3,640)	(2,953)	(3,634)

	$(4,008)	$(2,974)	$(3,548)

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company’s income taxes for financial reporting purposes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Statutory Federal income tax	$(23,599)	$(34,920)	$(27,168)
Change in unrecognized tax benefits	83	334	1,286
State income tax, less Federal benefit	—	1	(13)
Tax difference on foreign earnings	949	588	990
Change in foreign taxes	64	264	—
Canadian withholding tax	45	(52)	190
Change in valuation allowance	18,050	30,774	20,456
Non-deductible expenses and other, net	400	37	711

Income tax benefit	$(4,008)	$(2,974)	$(3,548)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred Tax Asset/Liability

The components of the net deferred income tax asset (liability) reflected in the Company’s consolidated balance sheets at December 31, 2010 and 2009 were as follows (in thousands):

	Deferred Tax Assets (Liabilities) December,
	2010	2009
Deferred tax assets:
Deferred revenue	$1,035	$1,882
Depreciation and amortization	21,402	23,695
Alternative minimum tax credit carryforward	1,782	1,782
Net operating loss carryforwards	86,827	69,399
Research and development tax credit carryforward	1,205	871
Accrued expenses and other	8,859	7,462

Total deferred tax assets	121,110	105,091

Deferred tax liabilities:
Deferred revenue	—	(56)
Depreciation and amortization	(3,986)	(9,013)
Intangible assets	(10,174)	(11,837)
Unrealized gain on marketable securities	(1,086)	(1,111)
Deferred expenses and other	(176)	(171)

Total deferred tax liabilities	(15,422)	(22,188)

Valuation allowance:
Beginning balance	(88,694)	(58,239)
Increase during the period	(18,796)	(30,455)

Total valuation allowance	(107,490)	(88,694)

Net deferred tax liability	$(1,802)	$(5,791)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset	$326	$327
Deferred income tax liability	(2,128)	(6,118)

Net deferred income tax liability	$(1,802)	$(5,791)

During 2010 and 2009, the Company’s valuation allowance provided against its U.S. net deferred tax asset increased by $18.8 million and $30.5 million, respectively, primarily related to U.S. net operating losses incurred in 2010 and 2009 for which utilization is uncertain.

As of December 31, 2010, the Company has a U.S. Federal net operating loss (“NOL”) carryforward of approximately $223.5 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2025 through 2030. As of December 31, 2010, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1.8 million which can be used to offset regular U.S. Federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2010, the Company has Canadian NOL carryforwards of approximately $10.2 million (Canadian) which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in 2029.

In February 2006, Olympic Seismic Ltd. (“Olympic”), a wholly owned subsidiary of the Company, was notified by Canada Revenue Agency (“CRA”) that CRA was going to perform an audit of certain aspects of Olympic’s tax returns for the years 2003 and 2004. In February 2009, CRA notified the Company that the current audit has been expanded to include years from 2005 through 2007. As of December 31, 2010, the audit has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the audit.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Uncertain Tax Benefits

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$5,545	$4,859	$2,339
Additions based on prior year tax positions	310	275	4,093
Reductions in tax positions due to a lapse in statute	—	(365)	(839)
Reductions based on prior year tax positions	—	—	(301)
Foreign currency translation	296	776	(433)

Balance at end of year	$6,151	$5,545	$4,859

As of December 31, 2010, approximately $6.2 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods.

Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2010, we had $0.3 million of accrued interest and $1.0 million of accrued penalties. As of December 31, 2009, we had $0.4 million of accrued interest and $1.1 million of accrued penalties. Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 included ($0.2) million, $0.1 million and $0.1 million, respectively, related to interest and penalties on unrecognized tax benefits.

The Company believes it is reasonably possible that, within the next 12 months, the amount of previously unrecognized tax benefits could decrease by approximately $6.2 million primarily as a result of the resolution of tax audits.

With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007, 2006 and 2003, respectively.

NOTE F-DEBT

The following is a summary of the Company’s debt (in thousands):

	December 31,
	2010	2009
9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
U.S. Credit Facility	—	—
Subsidiary revolving line of credit	—	—
Note payable to former executive	154	208

	402,154	402,208
Plus: Premium on debt	56	154

	$402,210	$402,362

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.75% Senior Unsecured Notes: On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% Senior Notes. The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger. As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007. These notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. As of December 31, 2010, accrued interest totaled $14.6 million and was included in accrued liabilities on the Consolidated Balance Sheet. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

Upon a change of control (as defined in the indenture), each holder of the 9.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

11.75% Senior Unsecured Notes: On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% Senior Notes. As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the financial statements related to these notes. Interest on the remaining notes is payable semi-annually in arrears on January 15 and July 15 of each year. As of December 31, 2010, accrued interest totaled $0.1 million and was included in accrued liabilities on the Consolidated Balance Sheet. The remaining $2.0 million of notes mature on July 15, 2011. The 11.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s U.S. subsidiaries on a senior basis.

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

U.S. Credit Facility: On December 22, 2009 the Company entered into a secured credit agreement with ValueAct Capital Management, L.P., as initial lender, and ValueAct Capital Management, L.P., as administrative agent. The credit facility provided the ability to borrow up to $9.9 million until December 31, 2010. No borrowings were made on this facility; therefore, under its terms, the facility expired on December 31, 2010. The facility required the payment of an unused line fee of 0.5% per annum, payable in arrears, from the date of the agreement until December 31, 2010.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Aggregate Maturities: The aggregate maturities of the Company’s debt over the next five years and thereafter are as follows: $2,059,000 in 2011, $66,000 in 2012, $29,000 in 2013 and $400,000,000 in 2014.

NOTE G-LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $3.8 million and $3.6 million at December 31, 2010 and 2009, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $1.0 million and $0.7 million at December 31, 2010 and 2009, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.

The Company leases office space under operating leases, some of which include renewal options. Rental expense for the years ended December 31, 2010, 2009 and 2008 was approximately $1.7 million, $1.6 million, and $1.7 million, respectively. The Company received income from subleases of approximately $319,000, $271,000 and $249,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments for the five years subsequent to December 31, 2010, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2011	$373	$1,206
2012	398	1,206
2013	412	765
2014	412	471
2015	412	471
Thereafter	2,823	523

Total minimum lease payments	4,830	$4,642

Less amount representing interest	(1,436)

Present value of net minimum lease payments	$3,394

On April 30, 2002, Olympic entered into a sale leaseback agreement on a building and land located in Calgary, Alberta, Canada. Proceeds of the sale were $3.6 million (Canadian dollars). The term of the lease is a 20-year capital lease with remaining lease payments of: $370,860 (Canadian dollars) in years 6-10; $409,500 (Canadian dollars) in years 11-15; and $452,340 (Canadian dollars) in years 16-20. The transaction resulted in a gain on the sale of $737,000, which, prior to the Merger, was deferred and recognized into income over the term of the lease. In connection with the Merger, the deferred gain was eliminated.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE H-COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operations. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2010, the Company did not have any amounts accrued related to litigation and claims.

NOTE I-STOCK-BASED COMPENSATION

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

Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $3.2 million, $3.0 million and $6.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company has not recognized any tax benefits related to stock based compensation for the three years ended December 31, 2010.

Restricted Stock Units

The 2008 Restricted Stock and Restricted Stock Unit Plan, which is administered by the board of directors of Holdings, authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. In April 2008, 2,341 restricted stock units with a fair value of $604,000 were granted. The fair value was measured using a weighted calculation of two valuation techniques (price to net asset value adjustment method and an option hedging strategy). The restricted stock units vested immediately; thus, the Company recognized the entire compensation expense on the date of issuance. The restricted stock units are convertible into common shares of Holdings within 30 days of one of the following events: termination of employment, death, disability or upon a change in control of the Company. During 2010, 241 restricted stock units were converted into shares of Holdings. During 2009, no restricted stock units were converted into shares of Holdings. A total of 22,659 restricted shares were available for grant at December 31, 2010.

Stock Options

In connection with the Merger, Holdings, adopted the 2007 Non-Qualified Stock Option Plan in order to provide an equity component to management compensation following the Merger. The 2007 Non-Qualified Stock Option Plan became effective February 14, 2007. The board of directors of Holdings, which administers the 2007 Non-Qualified Stock Option Plan, may issue options to purchase up to 105,200 shares of Holdings’ common stock to employees, directors and other service providers of Holdings and its subsidiaries, including the Company, under the 2007 Non-Qualified Stock Option Plan.

The options contain only service condition requirements and vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date; however, the options provide for accelerated vesting after a change in control. The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 12,859 shares of Holdings common stock were available for grant as options at December 31, 2010.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The fair value of the options was estimated on each grant date in 2010 and 2008 using the Black-Scholes option pricing method. No options were granted in 2009. The assumptions used in the model are outlined in the following table:

	Year Ended December 31, 2010	Year Ended December 31, 2008
Weighted average grant date fair value per share	$47.15	$197.51
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	6.63	6.25
Risk free interest rate	3.23%	2.9 - 3.7%
Expected dividend yield	0.0%	0.0%

In May 2010, the Company cancelled and reissued all of its then outstanding stock options in order to reduce the exercise price of the options to $193.13. The vesting conditions and the expiration dates were not changed from the original grant of each option. The modification affected 16 employees and 2 non-employee directors who had a total of 86,135 options outstanding as of the modification date. The incremental compensation cost as a result of the modified exercise price was $1.3 million, of which $0.9 million was expensed immediately for vested options at the date of modification. The remaining $0.4 million incremental cost along with the remaining unrecognized compensation cost prior to the modification is being recognized using the graded vesting attribution method over the remaining vesting periods of the stock options. The incremental compensation cost as a result of the re-pricing was calculated as the difference in the fair value of the stock options immediately before the re-pricing and the fair value of the stock options at the new exercise price. The fair value was estimated using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Prior to Re-pricing	After Re-pricing
Weighted average grant date fair value per share	$21.43	$36.74
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	5.97	4.97
Risk free interest rate	3.01%	2.60%
Expected dividend yield	0.0%	0.0%

The computation of the expected volatility assumptions used in the Black-Scholes calculations was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. When establishing its expected life assumptions, the Company used the “simplified” method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107, “Shared-Based Payment,” as amended by SAB 110, for companies that do not have adequate historical data.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes stock option activity during the years ended December 31, 2010, 2009 and 2008 (shares in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	92	$392.07	103	$391.79	94	$389.42
Granted	91	$193.13	—	$—	14	$406.69
Exercised	—	$—	—	$—	(1)	$389.42
Cancelled	(91)	$392.09	—	$—	—	$—
Forfeited	(1)	$389.42	(11)	$389.42	(4)	$389.42

Outstanding at end of period(1)	91	$193.13	92	$392.07	103	$391.79

Options exercisable at end of period(2)	62	$193.13	48	$390.69	22	$389.42

Available for grant at end of period	13		12		1	—

(1)	Stock options outstanding at December 31, 2010 have a weighted average remaining contractual term of 6.4 years.
(2)	Exercisable stock options at December 31, 2010 have a weighted average remaining contractual term of 6.2 years.

As of December 31, 2010, the total future compensation cost related to non-vested options not yet recognized in the Consolidated Statement of Operations was $0.5 million and will be recognized using graded vesting over a weighted average period of 5.4 months. The Company did not receive any cash from option exercises during the three years ended December 31, 2010.

NOTE J-FAIR VALUE MEASUREMENTS

Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company’s assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of December 31, 2010 and 2009, the Company’s assets that are measured at fair value on a recurring basis include the following (in thousands):

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2010:
Cash equivalents	$89,581	$89,581	$—	$—
Investment in equity securities	2,232	2,232	—	—
Investment in stock options related to equity securities	870	—	870	—
At December 31, 2009:
Cash equivalents	$26,099	$26,099	$—	$—
Investment in equity securities	2,873	2,873	—	—
Investment in stock options related to equity securities	300	—	300	—

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2010 or 2009.

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

During the year ended December 31, 2010, the Company sold a portion of its investment in equity securities for proceeds totaling $4.2 million. Total realized gains were equal to proceeds received.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $386.1 million as of December 31, 2010, compared to the book value of $402.2 million. The quoted market price of the 9.75% Senior Notes was $384.0 million at December 31, 2010. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $314.6 million as of December 31, 2009, compared to the book value of $402.4 million. The quoted market price of the 9.75% Senior Notes was $312.6 million at December 31, 2009.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE K-RELATED PARTY TRANSACTIONS

Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. In 2010 and 2009, the Company made payments of approximately $9,000 and $11,000, respectively on behalf of Holdings. The balance due from Holdings as of December 31, 2010 and 2009 was $156,000 and $147,000, respectively.

On December 22, 2009, the Company entered into a secured credit agreement with ValueAct Capital Management, L.P., an affiliate of ValueAct Capital, which provided the Company the ability to borrow up to $9.9 million until December 31, 2010. No borrowings were made on this facility; therefore, under its terms, the facility expired on December 31, 2010.

The Company owns 20% of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company. The Company’s Chief Operating Officer serves as the Company’s representative on the board of directors of Wandoo. The Company received $40,000 and $107,000 in 2010 and 2009, respectively, in tax distribution payments from Wandoo. Additionally, Wandoo reimbursed the Company in 2010 for $133,000 in geophysical consulting services previously paid to Wandoo’s president in 2005 and 2006.

NOTE L-MAJOR CUSTOMERS

No single customer accounted for 10% or more of revenue for the years ended December 31, 2010 and 2009. One customer accounted for 10% or more of the Company’s revenue for the year ended December 31, 2008.

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

NOTE M-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at December 31, 2010 and 2009 included $186,000 and $113,000, respectively of restricted cash related to collateral on seismic operations bonds.

For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.

Significant non-cash investing and financing activities are as follows:

The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Non-monetary exchanges related to resale licensing revenue	$4,000	$1,764	$9,804
Non-monetary exchanges from underwriting of new data acquisition	3,222	(1,291)	14,476
Other non-monetary additions	124	—	24
Completion of data in progress from prior non-monetary exchanges	3,199	1,724	1,855
Less: Non-monetary exchanges for data in progress	—	—	(2,600)

Total non-cash additions to seismic data library	$10,545	$2,197	$23,559

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

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Acquisition revenue on underwriting from non-monetary exchange contracts	$2,677	$2,838	$14,479
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	7,187	4,575	5,935

Total non-cash revenue	$9,864	$7,413	$20,414

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE N-INDUSTRY SEGMENTS

The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

Geographic information for the periods presented is as follows (in thousands):

	United States	Canada	Other Foreign Countries	Total
Year ended December 31, 2010
Revenue	$129,888	45,668	$—	$175,556
Assets	316,248	174,761	—	491,009
Year ended December 31, 2009
Revenue	$78,792	$36,529	$24	$115,345
Assets	339,431	182,588	—	522,019
Year ended December 31, 2008
Revenue	$113,333	$58,697	$373	$172,403
Assets	446,180	197,645	—	643,825

The Company’s revenues may be divided into two major categories, (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Acquisition and licensing of seismic data	$171,778	$110,821	$165,860
Reproduction and delivery of seismic data and other services	3,778	4,524	6,543

	$175,556	$115,345	$172,403

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2010 and 2009 and the consolidating condensed statements of operations and statements of cash flows for the years ended December 31, 2010, 2009 and 2008 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$75,068	$14,903	$—	$89,971
Receivables
Trade, net	—	23,269	11,135	—	34,404
Notes and other	—	70	14	—	84
Due from Seitel Holdings, Inc.	—	156	—	—	156
Intercompany receivables (payables)	128,299	(124,507)	(3,792)	—	—
Investment in subsidiaries	246,883	414,476	1,262	(662,621)	—
Net seismic data library	—	74,719	31,385	—	106,104
Net property and equipment	—	1,402	4,044	—	5,446
Investment in marketable securities	—	3,102	—	—	3,102
Prepaid expenses, deferred charges and other	6,948	2,912	389	—	10,249
Intangible assets, net	900	19,674	12,543	—	33,117
Goodwill	—	107,688	100,362	—	208,050
Deferred income taxes	—	326	—	—	326

TOTAL ASSETS	$383,030	$598,355	$172,245	$(662,621)	$491,009

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$14,731	$18,410	$20,029	$—	$53,170
Income taxes payable	2	—	6	—	8
Senior Notes	402,056	—	—	—	402,056
Notes payable	154	—	—	—	154
Obligations under capital leases	—	—	3,394	—	3,394
Deferred revenue	—	31,140	5,981	—	37,121
Deferred income taxes	—	—	2,128	—	2,128

TOTAL LIABILITIES	416,943	49,550	31,538	—	498,031

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock	—	—	—	—	—
Additional paid-in capital	277,488	—	—	—	277,488
Parent investment	—	764,752	156,908	(921,660)	—
Retained deficit	(311,401)	(219,050)	(39,989)	259,039	(311,401)
Accumulated other comprehensive income	—	3,103	23,788	—	26,891

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(33,913)	548,805	140,707	(662,621)	(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$383,030	$598,355	$172,245	$(662,621)	$491,009

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$24,221	$2,049	$—	$26,270
Receivables
Trade, net	—	15,652	13,846	—	29,498
Notes and other	40	87	159	—	286
Due from Seitel Holdings, Inc.	—	147	—	—	147
Intercompany receivables (payables)	147,022	(145,814)	(1,208)	—	—
Investment in subsidiaries	287,245	428,995	876	(717,116)	—
Net seismic data library	—	148,636	51,753	—	200,389
Net property and equipment	—	2,238	4,765	—	7,003
Investment in marketable securities	—	3,173	—	—	3,173
Prepaid expenses, deferred charges and other	8,610	4,368	448	—	13,426
Intangible assets, net	900	22,886	14,654	—	38,440
Goodwill	—	107,688	95,372	—	203,060
Deferred income taxes	—	327	—	—	327

TOTAL ASSETS	$443,817	$612,604	$182,714	$(717,116)	$522,019

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$15,099	$5,456	$16,522	$—	$37,077
Income taxes payable	9	—	—	—	9
Senior Notes	402,154	—	—	—	402,154
Notes payable	208	—	—	—	208
Obligations under capital leases	—	—	3,370	—	3,370
Deferred revenue	—	18,188	8,534	—	26,722
Deferred income taxes	—	—	6,118	—	6,118

TOTAL LIABILITIES	417,470	23,644	34,544	—	475,658

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock	—	—	—	—	—
Additional paid-in capital	274,331	—	—	—	274,331
Parent investment	—	764,752	161,422	(926,174)	—
Retained deficit	(247,984)	(178,965)	(30,093)	209,058	(247,984)
Accumulated other comprehensive income	—	3,173	16,841	—	20,014

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	26,347	588,960	148,170	(717,116)	46,361

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$443,817	$612,604	$182,714	$(717,116)	$522,019

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$131,417	$47,892	$(3,753)	$175,556
EXPENSES:
Depreciation and amortization	—	126,593	48,999	—	175,592
Cost of sales	—	87	10	—	97
Selling, general and administrative	3,219	19,612	12,753	(3,753)	31,831

	3,219	146,292	61,762	(3,753)	207,520

LOSS FROM OPERATIONS	(3,219)	(14,875)	(13,870)	—	(31,964)
Interest expense, net	(20,115)	(20,173)	(248)	—	(40,536)
Foreign currency exchange gains	—	24	417	—	441
Gain on sale of marketable securities	—	4,188	—	—	4,188
Other income	2	319	125	—	446

Loss before income taxes and equity in loss of subsidiaries	(23,332)	(30,517)	(13,576)	—	(67,425)
Benefit for income taxes	—	(328)	(3,680)	—	(4,008)
Equity in loss of subsidiaries	(40,085)	(9,896)	—	49,981	—

NET LOSS	$(63,417)	$(40,085)	$(9,896)	$49,981	$(63,417)

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,719)	$115,585	$33,455	$—	$109,321

Cash flows from investing activities:
Cash invested in seismic data	—	(33,287)	(16,178)	—	(49,465)
Cash paid to acquire property, equipment and other	—	(380)	(147)	—	(527)
Net proceeds from sale of marketable securities	—	4,188	—	—	4,188
Cash from sale of property, equipment and other	—	86	—	—	86
Advances to Seitel Holdings, Inc.	—	(9)		—	(9)
Return of capital from subsidiary	—	4,501	(4,501)	—	—

Net cash used in investing activities	—	(24,901)	(20,826)	—	(45,727)

Cash flows from financing activities:
Principal payments on notes payable	(54)	—	—	—	(54)
Principal payments on capital lease obligations	—	—	(146)	—	(146)
Borrowings on line of credit	—	—	10	—	10
Payments on line of credit	—	—	(10)	—	(10)
Payment of debt issue costs	(65)	—	—	—	(65)
Intercompany transfers	39,838	(39,838)	—	—	—

Net cash provided by (used in) financing activities	39,719	(39,838)	(146)	—	(265)

Effect of exchange rate changes	—	1	371	—	372

Net increase in cash and cash equivalents	—	50,847	12,854	—	63,701
Cash and cash equivalents at beginning of period	—	24,221	2,049	—	26,270

Cash and cash equivalents at end of period	$—	$75,068	$14,903	$—	$89,971

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE P-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2010
Revenue	$32,376	$32,962	$46,140	$64,078
Operating income (loss )	(12,833)	(13,557)	(7,407)	1,833
Net loss	(22,242)	(22,586)	(15,917)	(2,672)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2009
Revenue	$34,722	$22,446	$19,504	$38,673
Operating loss	(12,726)	(20,143)	(19,438)	(7,927)
Net loss	(22,492)	(28,039)	(27,969)	(18,297)

Report of Independent Registered Public Accounting

Firm on Financial Statement Schedule

Audit Committee, Board of Directors

and Stockholder

Seitel, Inc.

Houston, Texas

In connection with our audits of the consolidated financial statements of Seitel, Inc., for the years ended December 31, 2010, 2009 and 2008, we have also audited the financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule, based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations, and is not a required part of the consolidated financial statements.

In our opinion, the 2010, 2009 and 2008 financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas

March 16, 2011

S-1

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(Amounts in thousands)

	Balance at beginning of period	Charged to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2010:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,108	$1,524	$(76)	$2,556
Valuation allowance on deferred tax asset	88,694	18,796	—	107,490

Total	$89,802	$20,320	$(76)	$110,046

Year ended December 31, 2009:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$845	$513	$(250)	$1,108
Allowance for notes receivable	225	—	(225)	—
Valuation allowance on deferred tax asset	58,239	30,455	—	88,694

Total	$59,309	$30,968	$(475)	$89,802

Year ended December 31, 2008:
Reserves deducted from assets to which they apply:
Allowance for former employee advances and receivables	$3,164	$—	$(3,164)	$—
Allowance for doubtful accounts	688	196	(39)	845
Allowance for notes receivable	238	—	(13)	225
Allowance for stock notes receivable from former employees	493	(54)	(439)	—
Valuation allowance on deferred tax asset	31,799	26,440	—	58,239

Total	$36,382	$26,582	$(3,655)	$59,309

S-2

EXHIBIT

INDEX

Exhibit	Title

10.19†	Summary of 2011 Long-Term Incentive Plan.

21.1	Subsidiaries of Seitel, Inc.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

†	Management contract, compensation plan or arrangement.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.