Form 10-K/A
period 2010-12-31
SEITEL INC
filed 2011-04-27
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at April 25, 2011 was zero. On April 25, 2011 there were a total of 100 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 16, 2011 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events which may have occurred since the original filing date, and does not amend or modify any disclosure made in the Form 10-K except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer and are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of April 25, 2011, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position
Robert D. Monson	56	President, Chief Executive Officer and Director
Kevin P. Callaghan	58	Chief Operating Officer, Executive Vice President and Director
Marcia H. Kendrick	50	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
David A. Richard	53	President-Olympic Seismic Ltd.
Randall A. Sides	44	President-Seitel Data, Ltd.
Allison A. Bennington	47	Director
Ryan M. Birtwell	28	Director
Jay H. Golding	65	Director
John E. Jackson	52	Director
Peter H. Kamin	49	Director
Gregory P. Spivy	42	Director

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

Kevin P. Callaghan has been our Chief Operating Officer and Executive Vice President since June 2002 and one of our directors since January 2010. From January 1998 to June 2002, Mr. Callaghan was Senior Vice President of Seitel Data, Ltd., a wholly-owned subsidiary of Seitel. He was president of Olympic Seismic Ltd., a wholly-owned subsidiary of Seitel, from June 2002 until December 2004, interim president of Olympic Seismic Ltd. from July 2001 until June 2002 and vice president of Olympic Seismic Ltd. from January 2001 until July 2001. Mr. Callaghan joined us in August 1995 as Vice President of Onshore Operations of Seitel Data, Ltd. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his most recent position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005. Mr. Callaghan’s long seismic industry experience and his various operational and management positions bring valuable managerial and corporate governance skills to the full board of directors.

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

David A. Richard has been President of Olympic Seismic Ltd. since July 2009. From June 2008 to July 2009, he was our Senior Vice President responsible for corporate business development activities in both the United States and Canada. Prior to joining us in June 2008, Mr. Richard was co-founder, President and Chief Executive Officer of FX Energy Ltd, a private junior oil and gas company, from 2005 to 2008. He was President and Chief Executive Officer of Kelman Technologies Inc., an oil and gas technology company which performs seismic data processing and data management services, from 1999 to 2005. In addition, Mr. Richard was Chief Executive Officer of IHS Energy Group, a global energy information and software company, from 1996 to 1999. Mr. Richard was a director of Boyd Exploration Consultants Ltd., a seismic interpretation and field operations consulting company, from June 2006 until September 2010, at which time it was sold.

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

Allison A. Bennington has been one of our directors since January 2010. She is the General Counsel and a Partner of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”). Prior to joining ValueAct Capital in April 2004, Ms. Bennington was the General Counsel of Atriax, Ltd., a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters that was formed to establish a global foreign exchange internet trading market. From January 1999 to May 2000, Ms. Bennington was a Managing Director of Robertson Stephens, a full service investment bank. Previous to joining Robertson Stephens, she was an associate, and then a partner in the London office of Brobeck Hale and Dorr International, where she specialized in cross-border mergers and acquisitions and corporate finance transactions. Ms. Bennington was with Brobeck Hale and Dorr International from January 1993 to November 1998. Ms. Bennington’s qualifications to serve on our board of directors include her extensive background in legal and corporate matters.

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

Gregory P. Spivy has been one of our directors since March 2006. Mr. Spivy is a Partner of ValueAct Capital, having joined in 2004. Mr. Spivy is a director of MDS, Inc. and is a former director of KAR Auction Services, Inc., PRA International and MSC Software Corp. Mr. Spivy’s qualifications to serve on our board of directors include his tenure as a director and his advisory of ValueAct Capital’s portfolio companies as well as his extensive financial services industry experience.

Board Composition

The board of directors is composed of eight directors. Each director serves for annual terms and until his or her successor is elected and qualified. We do not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Due to this, and due to the fact that we are a wholly-owned subsidiary of Seitel Holdings, Inc. (“Holdings”), there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

Committees of the Board of Directors

Since the consummation of the February 14, 2007 merger between Seitel Acquisition Corp., Seitel, Inc. and Seitel Holdings, Inc. (the “Merger”), we have not had a formal compensation committee in place but our compensation decisions have been made by a committee consisting of two members of the Board, Messrs. Kamin and Spivy. This committee is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally.

We continue to have a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, of which Mr. Jackson is the chairman and Mr. Golding is a member. The audit committee reviews and monitors our financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. In addition, the audit committee has the responsibility to consider and appoint, and to review fee arrangements with, our independent registered public accounting firm. Messrs. Jackson and Golding each qualify as an audit committee financial expert, within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC. Messrs. Jackson and Golding are each “independent” (as that term is defined in Section 303A of the New York Stock Exchange’s Listed Company Manual), and are each able to read and understand fundamental financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2010.

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

Compensation Discussion and Analysis

Overview

The compensation committee of the Board (the “Committee”) is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally. The Committee approves and recommends to the Board the compensation for all executive officers and does not delegate any of its functions to others. However, the Chief Executive Officer makes recommendations to both the Committee and the Board with respect to the compensation of the Company’s senior management (other than with respect to the Chief Executive Officer).

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our shareholders. Currently, the total compensation program for our executive officers consists of four components: base salary, annual cash incentive bonuses, long-term cash incentive bonuses and equity awards under the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan (the “Holdings Stock Option Plan”) and the Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan (the “Holdings Restricted Stock Plan”). While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2010 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives.

The disclosure that follows relates to the compensation of our Chief Executive Officer, our Chief Financial Officer and our three highest compensated executive officers during 2010 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals throughout the disclosure as our “named executive officers.”

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

Compensation Elements

In connection with the Merger, we entered into new employment agreements with Messrs. Monson and Callaghan. These employment agreements were negotiated to ensure that each executive would be adequately compensated for his day-to-day work for us and our subsidiaries, to provide an opportunity for each executive to invest in Holdings following the Merger, and to provide income security to each executive in the event of certain terminations of employment. Each employment agreement was effective upon the closing date of the Merger (February 14, 2007) and continued for an initial term of two years, subject to automatic extension for additional one year periods. Messrs. Monson’s and Callaghan’s employment agreements have been extended to February 14, 2012.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. Base salaries for Messrs. Monson and Callaghan are established pursuant to their employment agreements and base salaries for our other named executive officers are set at levels determined to be appropriate by the Committee. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives.

During 2010, Messrs. Monson and Callaghan voluntarily agreed to continue a reduction in their base salaries that had begun in May 2009 due to the global economic downturn. Specifically, Messrs. Monson and Callaghan agreed to additional amendments to their employment agreements to continue to reduce their base salaries by 10% through December 31, 2010 and the base salary, as reduced, is reflected in the Summary Compensation Table below. The 2010 base salary reductions for Messrs. Monson and Callaghan are not applied in determining the amount of severance benefits that would be payable in the event that their employment is terminated for certain reasons nor in the calculation of each person’s annual bonus. In January 2011, Messrs. Monson and Callaghan’s salaries were reinstated to their salaries prior to the 10% reduction of $630,000 and $468,000, respectively.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer’s bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn up to the “maximum bonus.” The percentages payable under the “threshold bonus”, the “target bonus” and the “maximum bonus” are set forth in the table below.

Name	Threshold Bonus %	Target Bonus %	Maximum Bonus %

Mr. Monson	0%	100%	158%
Ms. Kendrick	0%	70%	110%
Mr. Callaghan	0%	70%	110%
Mr. Sides	0%	70%	110%
Mr. Richard	0%	70%	110%

For 2010, the Committee determined that the annual bonus for Messrs. Monson, Callaghan and Ms. Kendrick would be based on consolidated cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Key Performance Financial Measures, Cash EBITDA” in our 2010 Annual Report on Form 10-K. In addition, the Committee determined that 50% of Mr. Side’s annual bonus would be based on consolidated cash EBITDA and 50% would be based on “U.S.” cash EBITDA, a component of consolidated cash EBITDA generated by our U.S. operations. The Committee also determined that 50% of Mr. Richard’s annual bonus would be based on consolidated cash EBITDA and 50% would be based on “Canadian” cash EBITDA, a component of consolidated cash EBITDA generated by our Canadian operations. In establishing these performance measures, the Committee determined that consolidated cash EBITDA was an appropriate performance goal because it reflects the level of cash generated by Seitel available for debt service and growing the business.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for each performance goal. Where the level achieved under a financial performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation. No bonuses are payable with respect to a target if the level of performance attained is at or below the threshold level. The chart below contains the threshold, target and maximum level of performance established by the Committee for 2010 under our annual incentive plan for each performance goal:

Performance Measure	Threshold	Target	Maximum

Consolidated Cash EBITDA	$58,000,000	$65,000,000	$72,000,000
U.S. Cash EBITDA	39,100,000	43,800,000	48,500,000
Canadian Cash EBITDA	18,900,000	21,200,000	23,500,000

The bonuses for fiscal year 2010 were paid in February 2011 in the following amounts:

Name	2010 Bonus

Mr. Monson	$995,400
Ms. Kendrick	324,500
Mr. Callaghan	514,800
Mr. Sides	299,750
Mr. Richard	215,812

Messrs. Monson, Callaghan, Sides and Ms. Kendrick received the maximum bonus payments due to the consolidated cash EBITDA and U.S. cash EBITDA exceeding the maximum performance goals of $72,000,000 and $48,500,000, respectively. Mr. Richard received 71% of his maximum bonus payment based on consolidated cash EBITDA exceeding the maximum performance goal and the Canadian cash EBITDA achievement of 96% of the target goal.

Long-Term Incentive Bonuses

We believe that it is in the best interests of the Company and our shareholders for a substantial portion of our executives’ compensation to be contingent on the long-term performance of the Company. For this reason, in 2011, we adopted the Long-Term Incentive Plan (“LTIP”), which was approved by the Board on January 31, 2011. Under the LTIP, our named executive officers, as well as other participants, will be eligible to receive additional cash bonuses from a bonus pool based on the Company’s achievement of target levels of cash EBITDA before bonuses related to the LTIP less net cash capital expenditures (“Fiscal Year Net Cash”) over a three year period. Although the LTIP was formally adopted in 2011, the LTIP and the applicable targets under the LTIP for the 2010 fiscal year were selected in 2010 prior to the formalization of the plan.

The Committee believes that a long-term bonus plan based on Fiscal Year Net Cash would tie the long-term at-risk compensation payable under the LTIP to shareholder value. Additionally, the Committee believes that establishing a three year service requirement maximizes the retention value of such a plan. Thus, a participant must remain employed by the company on the date such bonus is to be paid in order to receive any payment under the LTIP.

The bonus pool for the three year bonus period will equal 15% of the difference between the Company’s actual performance for the first year of the bonus period and the target performance goal for such year. The bonus, if any, for a three year bonus period will be earned as to one-third of such bonus for each year that the actual performance exceeds the cumulative target performance goal. For any year in the bonus period in which the Company’s cumulative actual performance does not exceed the cumulative target performance goal, the portion of the bonus scheduled to vest for such period will not occur. Bonuses earned under the LTIP will be paid within 60 days following the end of the three year bonus period, provided that the participant remains employed on such date. If a participant in the LTIP is not employed on such date for any reason, the bonus applicable to such individual will be forfeited.

The Fiscal Year Net Cash target under the LTIP for bonus period commencing in 2010 was $43,084,000. The Company’s 2010 actual results substantially exceeded the goal. Thus, the maximum potential bonus for each of the participants was achieved based on this performance. Additionally, because the first year’s vesting of the one-third of the bonus pool for the three year period beginning in 2010 exceeded the maximum payout allowed for such bonus period, the entire bonus pool for the three year bonus period commencing 2010 was earned in 2010. Thus, each named executive officer is guaranteed a bonus equal to their target cash bonus with respect to the 2010 year, if such officer is still employed by the Company in 2013 on the date the LTIP bonuses are paid.

The bonuses payable under the LTIP for each named executive officer, contingent upon such participant remaining employed until bonuses are paid in 2013 are as follows:

Name	LTIP Bonus Potentially Payable in 2013

Mr. Monson	$630,000
Ms. Kendrick	206,500
Mr. Callaghan	327,600
Mr. Sides	203,000
Mr. Richard	214,307

A new three year performance period under the LTIP will commence in 2011 and the bonuses, if any, payable based on the Company’s performance will occur in 2014. Again, if an individual is not employed on the payment date for any reason, the bonus applicable to such individual will be forfeited.

Equity-Based Compensation

Seitel Holdings, Inc. (“Holdings”), our parent company, maintains the Holdings Stock Option Plan and the Holdings Restricted Stock Plan for the benefit of our key employees and non-employee directors. In May 2010, Ms. Kendrick was granted 5,250 options which vest 25% on each anniversary date. Other than this issuance, no other new equity-based awards were granted to the named executive officers during 2010. However, in May 2010, the Company cancelled and reissued all of its then outstanding stock options in the order to reduce the exercise price of the options to $193.13, which was a price in excess of fair market value on the grant date. The vesting conditions and the expiration dates were not changed from the original grant of each option. All of the named executive officers, as well as other members of senior management and non-employee Directors benefited from the re-pricing, which is reflected in the Summary Compensation Table below.

Other Benefits and Perquisites

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada.

For 2010, we provided named executive officers with perquisites and other personal benefits that we and the Committee believed to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Named executive officers were provided with company-paid life insurance. Mr. Sides also received “gross-ups” for the payment of Canadian taxes since he was a U.S. citizen who resided in Canada through June 30, 2009 when serving as President of Olympic Seismic. Amounts paid in 2010 resulted from the calculation of final amounts due to Mr. Sides once his 2009 tax return was finalized. The Company also paid for the cost of his 2009 tax return preparation due to the complexities involved with his living in Canada and the U.S. in 2009. Mr. Richard also receives certain automobile related allowances.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2010, are included in the Summary Compensation Table below.

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

IRS Limits on Deductibility

Since the Merger, our equity securities are no longer publicly held. Accordingly, Section 162(m) of the Internal Revenue Code, which limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid to certain employees, no longer applies to us and as a result, our compensation program is not structured to comply with it. We expect to be able to fully deduct executive compensation in subsequent reporting periods.

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

The Board members serving as the compensation committee:

Peter H. Kamin

Gregory P. Spivy

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards (3)	Non- Equity Incentive Plan Compensation (4)	All Other Compensation(5)	Total

Robert D. Monson,	$2010	$567,000	$—	$—	$496,067	$1,625,400	$12,032	$2,700,499
President and Chief	2009	588,000	—	—	—	—	6,052	594,052
Executive Officer	2008	630,000	758,000	164,862	—	196,793	10,802	1,760,457

Marcia H. Kendrick	2010	295,000	—	—	313,686	531,000	11,552	1,151,238
Chief Financial Officer and	2009	249,408	—	—	—	—	4,485	253,893
Executive Vice President	2008	252,000	178,500	41,280	—	47,230	8,110	527,120

Kevin P. Callaghan,	2010	421,200	—	—	165,356	842,400	12,032	1,440,988
Chief Operating Officer and	2009	436,800	—	—	—	—	6,532	443,332
Executive Vice President	2008	468,000	444,000	88,752	—	102,333	10,802	1,113,887

Randall A. Sides,	2010	272,500	—	—	66,148	502,750	64,160	905,558
President	2009	231,009	—	—	—	—	90,606	321,615
Seitel Data, Ltd. (6)	2008	233,267	137,000	49,536	—	155,602	56,530	631,935

David A. Richard,	2010	274,881	—	—	55,186	430,119	18,531	778,717
President
Olympic Seismic (7) (8)

(1)	Amounts reported in this column reflect the retention bonus paid as a result of the Merger.
(2)

These amounts represent the grant date fair value of restricted stock units granted by Holdings during 2008, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”. The fair value was measured using a weighted calculation of two valuation techniques (price to net asset value adjustment method and an option hedging strategy).

(3)

These amounts represent the grant date fair value of stock options granted by Holdings during 2010 (for Ms. Kendrick only) and the incremental compensation cost associated with the May 2010 stock option re-pricing, as determined in accordance with ASC Topic 718. The grant date fair value and the incremental compensation cost of the options were estimated using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see “Note I – Stock-Based Compensation” in the Notes to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(4)

Represents the performance-based cash bonus paid pursuant to the annual incentive plan and, in 2010, the long-term incentive bonuses earned. As discussed previously, the entire long-term incentive bonus amounts were earned in 2010, subject only to the named executive officers’ continued employment until such payments are to be made in 2013.

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

(7)	This is the first year that Mr. Richard was a named executive officer of the Company and information for prior years is not required to be presented.
(8)

Mr. Richard’s salary, performance-based cash bonus pursuant to the annual incentive plan and all other compensation denominated in Canadian dollars was converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2010. Option awards are in U.S. dollars and required no conversion. Mr. Richard’s long-term incentive bonus denominated in Canadian dollars was converted to U.S. dollars based on the year-end 2010 exchange rate.

Details of All Other Compensation

Name	Life Insurance Premiums(1)	Automobile Related Allowances	Gross-up for Payment of Taxes	Tax Preparation Fees	401(k) or RRSP Matching Contributions

Robert D. Monson	$1,032	$—	$—	$—	$11,000
Marcia H. Kendrick	552	—	—	—	11,000
Kevin P. Callaghan	1,032	—	—	—	11,000
Randall A. Sides	240	—	53,000	2,670	8,250
David A. Richard	—	11,281	—	—	7,250

(1)

Messrs. Monson, Callaghan and Sides and Ms. Kendrick were entitled to life insurance coverage which, when combined with the $50,000 of coverage the Company provided to all U.S. employees, equals $250,000. Accordingly, Messrs. Monson, Callaghan and Sides and Ms. Kendrick have $200,000 in supplemental life insurance protection. Mr. Richard, as well as all of the Company’s Canadian employees were entitled to life insurance coverage equal to 3 times annual salary to a maximum of $200,000 (Canadian).

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2010 under the annual incentive plan and long-term incentive plan and grants and re-pricing of stock options during 2010 to the named executive officers under the Holdings Stock Option Plan.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Option Awards; Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Date		Threshold	Target	Maximum		Options	Awards ($/Sh)	Awards ($)

Robert D. Monson			$—	$630,000	$995,400	(2)	—	$—	$—
			—	630,000	630,000	(3)	—	—	—
	05/03/2010	(4)	—	—	—		32,787	193.13	496,067

Marcia H. Kendrick			—	206,500	324,500	(2)	—	—	—
			—	206,500	206,500	(3)	—	—	—
	05/03/2010	(4)	—	—	—		4,372	193.13	66,148
	05/03/2010	(5)	—	—	—		5,250	193.13	247,538

Kevin P. Callaghan			—	327,600	514,800	(2)	—	—	—
			—	327,600	327,600	(3)	—	—	—
	05/03/2010	(4)	—	—	—		10,929	193.13	165,356

Randall A. Sides			—	190,750	299,750	(2)	—	—	—
			—	203,000	203,000	(3)	—	—	—
	05/03/2010	(4)	—	—	—		4,372	193.13	66,148

David A. Richard (6)			—	192,418	302,372	(2)	—	—	—
			—	214,307	214,307	(3)	—	—	—
	05/03/2010	(4)	—	—	—		3,279	193.13	55,186

(1)

The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of payouts targeted for fiscal 2010 performance as discussed in further detail in the “Compensation Discussion and Analysis.”

(2)

Represents the range of payouts under the annual incentive plan. Based on achievement of the annual performance targets, as discussed in further detail in the “Compensation Discussion and Analysis,” Messrs. Monson, Callaghan and Sides and Ms. Kendrick received annual bonuses at the maximum level and Mr. Richard received a bonus at a point between the target and maximum, or $215,812. These amounts are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(3)

Represents the range of payouts under the LTIP. Payments under this plan related to 2010 performance are expected to be made in February 2013 and are contingent upon the executive remaining employed with the Company until the payment date.

(4)

Reflects the number of stock options that were cancelled and reissued in May 2010 in order to reduce the exercise price to $193.13. The vesting conditions and the expiration dates were not changed from the original grant of each option.

(5)	Reflects the number of stock options granted in 2010 to Ms. Kendrick. These options vest and become exercisable ratably over four years.
(6)

Mr. Richard’s range of payouts under the annual incentive plan was converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2010. Mr. Richard’s range of payouts under the LTIP was converted to U.S. dollars based on the year-end 2010 exchange rate.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2010 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Robert D. Monson	24,590	8,197	(1)	$193.13	02/15/2017
Marcia H. Kendrick	3,279	1,093	(1)	193.13	02/15/2017
Marcia H. Kendrick	—	5,250	(2)	193.13	05/03/2020
Kevin P. Callaghan	8,196	2,733	(1)	193.13	02/15/2017
Randall A. Sides	3,279	1,093	(1)	193.13	02/15/2017
David A. Richard	1,639	1,640	(3)	193.13	06/30/2018

(1)	The unexercisable options will vest and become exercisable on February 15, 2011.
(2)	Represents stock options granted May 3, 2010 that vest in four equal increments on May 3, 2011; May 3, 2012; May 3, 2013 and May 3, 2014.
(3)

The unexercisable options will vest in two equal increments: one half of the unvested options will vest and become exercisable on June 30, 2011 and the remaining one half of the unvested options will vest and become exercisable on June 30, 2012.

Option Exercises and Stock Vested

None of the named executive officers exercised options or had stock awards vest during 2010.

Non-Qualified Deferred Compensation

Non-Qualified Deferred Compensation
Name	Registrant Contributions In Last FY	Aggregate Earnings in Last FY	Aggregate Balance at Last FYE (1)
Robert D. Monson	$—	$22,058	$88,936
Marcia H. Kendrick	—	5,523	22,269
Kevin P. Callaghan	—	11,875	47,878
Randall A. Sides	—	6,628	26,723

(1)	All amounts reported in this column were previously included in the Summary Compensation Table in 2008.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan except for Mr. Richard whose employment with the Company began after the restricted stock issuance. The value of those restricted stock units as of December 31, 2010, as well as the change in value of those restricted stock units during 2010, is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment, death, disability or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2010, Messrs. Monson, Callaghan and Sides and Ms. Kendrick were credited with 639, 344, 192 and 160 restricted stock units, respectively.

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

Potential Payments upon Termination of Employment or Change in Control

Effective upon the consummation of the Merger, we entered into new employment agreements with Messrs. Monson and Callaghan. These employment agreements provide for certain payments upon termination of employment as described below. In addition, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, death, disability or a change in control, and is entitled to receive accelerated vesting of his or her stock options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, death, disability or change in control, in any case, on December 31, 2010, is set forth in the “Aggregate Balance at Last FYE” column in the Non-Qualified Deferred Compensation Table above. Because the exercise price of each stock option to purchase Holdings’ common stock held by the named executive officers on December 31, 2010 exceeded the value of Holdings’ common stock on that date, the named executive officers would not have received any value in connection with the exercise of such options on such date.

Robert D. Monson

On January 30, 2007, the Company entered into a new employment agreement with Mr. Monson that was conditioned upon the consummation of the Merger. The agreement provides for Mr. Monson to continue as our President and Chief Executive Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $600,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 158% of his base salary under the Company’s annual incentive plan. However, as the result of his 10% voluntary salary reduction, Mr. Monson’s base salary in 2010 was $567,000. Effective January 1, 2011, Mr. Monson’s salary was reinstated to his salary prior to the voluntary reduction of $630,000. Under the agreement, Mr. Monson received options to purchase 3% of the outstanding Holdings common stock. The options vest 25% annually.

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

Kevin P. Callaghan

On January 30, 2007, the Company entered into a new employment agreement with Mr. Callaghan that was conditioned upon the consummation of the Merger. The agreement provides for Mr. Callaghan to continue as our Chief Operating Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $446,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan. However, as the result of his 10% voluntary salary reduction, Mr. Callaghan’s base salary in 2010 was $421,200. Effective January 1, 2011, Mr. Callaghan’s salary was reinstated to his salary prior to the voluntary reduction of $468,000. Under the agreement, Mr. Callaghan received options to purchase 1% of the outstanding Holdings common stock. The options vest 25% annually.

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

The following table sets forth the cash and in-kind payments and benefits to which Messrs. Monson and Callaghan would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2010 (the amount of the equity-based payments Messrs. Monson and Callaghan, as well as the other named executive officers, would be entitled to receive upon certain terminations of employment and a change in control are described above in this section):

Mr. Monson	Severance(1)		Medical and Dental Benefits(2)	Supplemental Life Insurance Benefits(3)	Total

Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,520,000		$12,093	$—	$2,532,093

Termination without Cause or with or without Good Reason, in either case, following a change in Control	3,780,000		12,093	—	3,792,093

Death	—		—	200,000	200,000

Disability	630,000	(4)	—	—	630,000

Mr. Callaghan	Severance(1)		Medical and Dental Benefits(2)	Supplemental Life Insurance Benefits(3)	Total

Termination without Cause or for Good Reason, in either case, prior to a Change in Control; termination without Cause or with or without Good Reason, in either case, following a Change in Control	$936,000		$12,093	$—	$948,093

Death	—		—	200,000	200,000

Disability	468,000	(4)	—	—	468,000

(1)

For purposes of calculating the cash severance payments due upon termination, we have used the named executive officer’s 2009 base salary before voluntary reduction, as required by the employment agreements.

(2)

For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company’s cost of the coverage elected by the named executive officer as of December 31, 2010, less the employee’s required contribution for such coverage.

(3)	Represents supplemental life insurance benefits not made available to U.S. employees.
(4)

For purposes of calculating the payments due upon termination for reason of disability, we have provided the named executive officer’s base salary as per footnote (1) above. The actual amount to be paid would be determined based on his base salary and cash bonus that would have been payable through one year from the termination date reduced by disability insurance payments, if any.

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

From January 1, 2010 to September 30, 2010, non-employee members of the Board received an annual cash retainer of $25,000 per year. Effective October 1, 2010, the annual cash retainer for each member was increased to $75,000. The annual cash retainer is paid quarterly in arrears. No additional compensation is paid for serving as a chair or on any additional committees. ValueAct Capital representatives continue to receive no compensation for serving on the Board.

Director Compensation Table

In 2010, we provided the following compensation to directors who were not employees:

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Total

Jay H. Golding	$37,500	$76,558	$114,058
John E. Jackson	37,500	9,827	47,327

(1)	Represents the incremental compensation cost associated with the May 2010 stock option re-pricing, as determined in accordance with ASC Topic 718.

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2010.

Director Compensation – Outstanding Options

Name	Date of Grant	Number of Options Outstanding		Exercise Price ($)	Expiration Date

Jay H. Golding	4/24/2007	641		$193.13	4/24/2017
Jay H. Golding	6/30/2008	3,970	(1)	193.13	6/30/2018
John E. Jackson	8/01/2007	641		193.13	8/01/2017

(1)

Effective May 2010, the Company cancelled 5,250 of Mr. Golding’s 9,220 stock options. They were initially issued as compensation for his role as Vice Chairman of the Board. In 2010, Mr. Golding and the Company agreed that he was no longer to work in that capacity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings’ equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)

Equity compensation approved by security holders	93,357	$193.13	35,518	(1)
Equity compensation not approved by security holders	—	—	—

Total	93,357	$193.13	35,518	(1)

(1)

Of these securities, 12,859 could be issued as stock options under the Holdings Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

Equity compensation plans approved by Holding’s stockholders include the Holdings Stock Option Plan and the Holdings Restricted Stock Plan. During 2010, we granted 5,250 non-qualified stock options with an exercise price of $193.13 per share under the Holdings Stock Option Plan. The options vest 25 percent on each of the first, second, third and fourth anniversaries of the grant date. The options will expire ten years from the grant date.

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

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, our management investors, our outside directors and certain former management and director. The following table sets forth certain information regarding the beneficial ownership as of April 25, 2011 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	—	995,430	99.5%

Named Executive Officers and Directors:
Robert D. Monson	1,115		32,787	33,902	3.3%
Kevin P. Callaghan	672		10,929	11,601	1.1%
Marcia H. Kendrick	184		5,684	5,868	*
Randall A. Sides	176		4,372	4,548	*
Jay H. Golding	641	(4)	2,626	3,267	*
David A. Richard	—		1,639	1,639	*
John E. Jackson	513		480	993	*
Allison A. Bennington	—		—	—	—
Ryan M. Birtwell	—		—	—	—
Peter H. Kamin	—		—	—	—
Gregory P. Spivy	—		—	—	—
All executive officers and directors as a group (11 persons)	3,301		58,517	61,818	5.84	%(5)

*	Indicates less than 1%.
(1)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of April 25, 2011.

(2)	Based on 1,000,616 outstanding shares of Holdings as of April 25, 2011.
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

(5)	Includes options to purchase an aggregate of 58,517 shares of common stock that are currently exercisable or exercisable within 60 days of April 25, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Applying the New York Stock Exchange’s independence standard in Section 303A of the Listed Company Manual, Messrs. Jackson and Golding each met the applicable independence standard. When making an independence determination, the board of directors endeavors to consider all relevant facts and circumstances.

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

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. In 2010 and 2009, we made payments of approximately $9,000 and $11,000, respectively on behalf of Holdings. The balance due from Holdings as of December 31, 2010 and 2009 was $156,000 and $147,000, respectively.

On December 22, 2009, we entered into a secured credit agreement with ValueAct Capital Management, L.P., an affiliate of ValueAct Capital, which provided us the ability to borrow up to $9.9 million until December 31, 2010. No borrowings were made on this facility; therefore, under its terms, the facility expired on December 31, 2010.

We received $40,000 and $107,000 in 2010 and 2009, respectively, in tax distribution payments from Wandoo. Additionally, Wandoo reimbursed the Company in 2010 for $133,000 in geophysical consulting services previously paid to Wandoo’s president in 2005 and 2006.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2010 and 2009, all of which were preapproved by the Audit Committee in compliance with its policy.

	2010	2009

Audit Fees(1)	$437,038	$394,865
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$437,038	$394,865

(1)

Includes fees billed for professional services rendered for (i) the audit of our consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report.

(1)	Exhibits:

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By:	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Date:	April 27, 2011

EXHIBIT

INDEX

Exhibit		Title

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.