Form 10-Q
period 2011-03-31
SEITEL INC
filed 2011-05-09
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Yes        [  ]                 No        [  ]

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

Yes        [  ]                 No        [X]

As of May 6, 2011, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$67,690	$89,971
Receivables
Trade, net of allowance for doubtful accounts of $2,529 and $2,556, respectively	31,744	34,404
Notes and other	1,367	84
Due from Seitel Holdings, Inc.	157	156
Net seismic data library, net of accumulated amortization of $666,860 and $622,030, respectively	108,669	106,104
Net property and equipment, net of accumulated depreciation and amortization of $10,354 and $9,704, respectively	5,188	5,446
Investment in marketable securities	2,438	3,102
Prepaid expenses, deferred charges and other	13,494	10,249
Intangible assets, net of accumulated amortization of
$25,578 and $23,777, respectively	31,872	33,117
Goodwill	210,407	208,050
Deferred income taxes	326	326

TOTAL ASSETS	$473,352	$491,009

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$38,934	$53,170
Income taxes payable	350	8
Debt
Senior Notes	402,030	402,056
Notes payable	140	154
Obligations under capital leases	3,434	3,394
Deferred revenue	29,737	37,121
Deferred income taxes	2,347	2,128

TOTAL LIABILITIES	476,972	498,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Additional paid-in capital	277,752	277,488
Retained deficit	(310,890)	(311,401)
Accumulated other comprehensive income	29,518	26,891

TOTAL STOCKHOLDER’S DEFICIT	(3,620)	(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$473,352	$491,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010

REVENUE	$59,496	$32,376

EXPENSES:
Depreciation and amortization	42,414	38,656
Cost of sales	16	37
Selling, general and administrative	7,565	6,516

	49,995	45,209

INCOME (LOSS) FROM OPERATIONS	9,501	(12,833)

Interest expense, net	(10,159)	(10,149)
Foreign currency exchange gains	232	208
Gain on sale of marketable securities	1,487	52
Other income	49	55

Income (loss) before income taxes	1,110	(22,667)
Provision (benefit) for income taxes	599	(425)

NET INCOME (LOSS)	$511	$(22,242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$511	$(22,242)

Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain arising during the period	823	1,027
Less: Reclassification adjustment for realized gains included in earnings	(1,487)	(52)

Foreign currency translation adjustments	3,291	4,254

Comprehensive income (loss)	$3,138	$(17,013)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income
Balance, December 31, 2010	100	$-	$277,488	$(311,401)	$26,891
Amortization of stock-based compensation costs	-	-	264	-	-
Net income	-	-	-	511	-
Foreign currency translation adjustments	-	-	-	-	3,291
Unrealized gain on marketable securities, net of tax	-	-	-	-	823
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	-	-	-	-	(1,487)

Balance, March 31, 2011	100	$-	$277,752	$(310,890)	$29,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,

	2011	2010
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net income (loss)	$511	$(22,242)
Depreciation and amortization	42,414	38,656
Deferred income tax provision (benefit)	205	(457)
Amortization of deferred financing costs	516	421
Amortization of debt premium	(26)	(24)
Amortization of stock-based compensation	264	531
Amortization of favorable facility lease	73	69
Non-cash other income	(48)	-
Non-cash revenue	(1,240)	(1,728)
Gain on sale of marketable securities	(1,487)	(52)
Decrease in receivables	1,482	7,607
Decrease in other assets	188	42
Decrease in deferred revenue	(6,358)	(2,163)
Decrease in accounts payable and other liabilities	(13,903)	(11,269)

Net cash provided by operating activities	22,591	9,391

Cash flows from investing activities:
Cash invested in seismic data	(46,096)	(8,981)
Cash paid to acquire property, equipment and other	(239)	(38)
Net proceeds from sale of marketable securities	1,487	52
Cash from sale of property, equipment and other	35	-
Advances to Seitel Holdings, Inc.	(1)	(2)

Net cash used in investing activities	(44,814)	(8,969)

Cash flows from financing activities:
Principal payments on notes payable	(14)	(13)
Principal payments on capital lease obligations	(40)	(35)
Borrowings on line of credit	737	-
Payment on line of credit	(737)	-
Payment of debt issue costs	-	(65)

Net cash used in financing activities	(54)	(113)

Effect of exchange rate changes	(4)	(10)

Net increase (decrease) in cash and equivalents	(22,281)	299
Cash and cash equivalents at beginning of period	89,971	26,270

Cash and cash equivalents at end of period	$67,690	$26,569

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,679	$19,644

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$190	$1,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

March 31, 2011

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other quarter of 2011 or for the year ending December 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company outsources the substantial majority of the work required to complete data acquisition projects to third party contractors. The Company’s payments to these third party contractors comprise the substantial majority of the total estimated costs of the project and are paid throughout the creation period. A typical survey includes specific activities required to complete the survey, each of which has value to the customers. Typical activities, that often occur concurrently, include:

—	permitting for land access, mineral rights, and regulatory approval;
—	surveying;
—	drilling for the placement of energy sources;
—	recording the data in the field; and
—	processing the data.

The customers paying for the initial exclusive licenses receive legally enforceable rights to any resulting product of each activity described above. The customers also receive access to and use of the newly acquired, processed data.

The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers when any customers’ exclusivity period ends.

Revenue from Non-Exclusive Data Licenses

The Company recognizes a substantial portion of its revenue from data licenses sold after any exclusive license period. These are sometimes referred to as resale licensing revenue, post-acquisition license sales or shelf sales.

These sales fall under the following four basic forms of non-exclusive license contracts.

—

Specific license contract - The customer licenses and selects data from the data library, including data currently in progress, at the time the contract is entered into and holds this license for a long-term period.

—

Library card license contract - The customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The length of the selection periods under the library card contracts is limited in time and varies from customer to customer.

—

Review and possession license contract - The customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

—	Review only license contract - The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

The Company’s non-exclusive license contracts specify the following:

—	that all customers must also execute a master license agreement that governs the use of all data received under the Company’s non-exclusive license contracts;
—	the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;
—	the actual data that is accessible to the customer; and
—

that the data is licensed in its present form, where is and as is and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

—	the Company has an arrangement with the customer that is validated by a signed contract;
—	the sales price is fixed and determinable;
—	collection is reasonably assured;
—	the customer has selected the specific data or the contract has expired without full selection;
—	the data is currently available for delivery; and
—	the license term has begun.

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

—	the data license delivered is always distinct from the data received;
—	the customer forfeits ownership of its data; and
—	the Company retains ownership in its data.

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

—

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

—

Second, the Company determines the value of the license granted to the customer. Typically, the range of cash transactions by the Company for licenses of similar data during the prior six months are evaluated. In evaluating the range of cash transactions, the Company does not consider transactions that are disproportionately high or low.

—

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Seismic data library additions	$190	$1,952

Revenue recognized based on specific data licenses or selections of data	201	1,674

Revenue recognized related to acquisition contracts	1,039	54

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $455,000 and $405,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2011, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

The Company did not have any impairment charges during the three months ended March 31, 2011 or 2010.

NOTE D-DEBT

The following is a summary of the Company’s debt (in thousands):

	March 31, 2011	December 31, 2010
9.75% Senior Notes	$400,000	$400,000
11.75% Senior Notes	2,000	2,000
Canadian Credit Facility	-	-
Note payable to former executive	140	154

	402,140	402,154
Plus: Premium on debt	30	56

	$402,170	$402,210

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

11.75% Senior Unsecured Notes: On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% senior notes due 2011 (the “11.75% Senior Notes”). As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. In connection with an excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium has been reflected in the financial statements related to these notes. The remaining $2.0 million aggregate principal amount of the 11.75% Senior Notes were tendered and accepted on May 3, 2011 pursuant to the excess cash flow offer for the year ended December 31, 2010 and therefore no 11.75% Senior Notes are outstanding.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2011:
Cash equivalents	$67,628	$67,628	$-	$-
Investment in equity securities	1,112	1,112	-	-
Investment in stock options related to equity securities	1,326	-	1,326	-

At December 31, 2010:
Cash equivalents	$89,581	89,581	$-	$-
Investment in equity securities	2,232	2,232	-	-
Investment in stock options related to equity securities	870	-	870	-

The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2011 or March 31, 2010.

Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.

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

During the three months ended March 31, 2011 and 2010, the Company sold a portion of its investment in equity securities for proceeds totaling $1.5 million and $52,000, respectively. Total realized gains were equal to proceeds received.

Other Financial Instruments:

—

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $401.1 million as of March 31, 2011, compared to the book value of $402.1 million. The quoted market price of the 9.75% Senior Notes was $399.0 million at March 31, 2011. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $386.1 million as of December 31, 2010, compared to the book value of $402.2 million. The quoted market price of the 9.75% Senior Notes was $384.0 million at December 31, 2010.

—	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at March 31, 2011 and December 31, 2010 includes $186,000 of restricted cash related to collateral on seismic operations bonds.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Non-monetary exchanges related to resale licensing revenue	$6,016	$1,174
Non-monetary exchanges from underwriting of new data acquisition	352	778
Other non-monetary exchanges	48	-
Less: Non-monetary exchanges for data in progress	(6,226)	-

Total non-cash additions to seismic data library	$190	$1,952

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Acquisition revenue on underwriting from non-monetary exchange contracts	$1,039	$54
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	201	1,674

Total non-cash revenue	$1,240	$1,728

NOTE G-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position or results of operation. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2011, the Company did not have any amounts accrued related to litigation and claims.

NOTE H-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2011 and December 31, 2010, and the consolidating condensed statements of operations and statements of cash flows for the three months ended March 31, 2011 and March 31, 2010 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$-	$64,235	$3,455	$-	$67,690
Receivables
Trade, net	-	20,639	11,105	-	31,744
Notes and other	-	31	1,336	-	1,367
Due from Seitel Holdings, Inc.	-	157	-	-	157
Intercompany receivables (payables)	113,969	(110,271)	(3,698)	-	-
Investment in subsidiaries	252,760	414,981	1,261	(669,002)	-
Net seismic data library	-	62,505	46,164	-	108,669
Net property and equipment	-	1,288	3,900	-	5,188
Investment in marketable securities	-	2,438	-	-	2,438
Prepaid expenses, deferred charges and other	6,473	6,565	456	-	13,494
Intangible assets, net	900	18,871	12,101	-	31,872
Goodwill	-	107,688	102,719	-	210,407
Deferred income taxes	-	326	-	-	326

TOTAL ASSETS	$374,102	$589,453	$178,799	$(669,002)	$473,352

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$4,921	$10,371	$23,642	$-	$38,934
Income taxes payable	149	32	169	-	350
Senior Notes	402,030	-	-	-	402,030
Notes payable	140	-	-	-	140
Obligations under capital leases	-	-	3,434	-	3,434
Deferred revenue	-	24,667	5,070	-	29,737
Deferred income taxes	-	-	2,347	-	2,347

TOTAL LIABILITIES	407,240	35,070	34,662	-	476,972

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock	-	-	-	-	-
Additional paid-in capital	277,752	-	-	-	277,752
Parent investment	-	764,752	156,908	(921,660)	-
Retained deficit	(310,890)	(212,808)	(39,850)	252,658	(310,890)
Accumulated other comprehensive income	-	2,439	27,079	-	29,518

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(33,138)	554,383	144,137	(669,002)	(3,620)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$374,102	$589,453	$178,799	$(669,002)	$473,352

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2010

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total
ASSETS
Cash and cash equivalents	$	-	$	75,068	$	14,903	$	-	$	89,971
Receivables
Trade, net		-		23,269		11,135		-		34,404
Notes and other		-		70		14		-		84
Due from Seitel Holdings, Inc.		-		156		-		-		156
Intercompany receivables (payables)		128,299		(124,507)		(3,792)		-		-
Investment in subsidiaries		246,883		414,476		1,262		(662,621)		-
Net seismic data library		-		74,719		31,385		-		106,104
Net property and equipment		-		1,402		4,044		-		5,446
Investment in marketable securities		-		3,102		-		-		3,102
Prepaid expenses, deferred charges and other		6,948		2,912		389		-		10,249
Intangible assets, net		900		19,674		12,543		-		33,117
Goodwill		-		107,688		100,362		-		208,050
Deferred income taxes		-		326		-		-		326

TOTAL ASSETS	$	383,030	$	598,355	$	172,245	$	(662,621)	$	491,009

LIABILITIES AND STOCKHOLDER’S
EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$	14,731	$	18,410	$	20,029	$	-	$	53,170
Income taxes payable		2		-		6		-		8
Senior Notes		402,056		-		-		-		402,056
Notes payable		154		-		-		-		154
Obligations under capital leases		-		-		3,394		-		3,394
Deferred revenue		-		31,140		5,981		-		37,121
Deferred income taxes		-		-		2,128		-		2,128

TOTAL LIABILITIES		416,943		49,550		31,538		-		498,031

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock		-		-		-		-		-
Additional paid-in capital		277,488		-		-		-		277,488
Parent investment		-		764,752		156,908		(921,660)		-
Retained deficit		(311,401)		(219,050)		(39,989)		259,039		(311,401)
Accumulated other comprehensive income		-		3,103		23,788		-		26,891

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)		(33,913)		548,805		140,707		(662,621)		(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$	383,030	$	598,355	$	172,245	$	(662,621)	$	491,009

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2011

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total

REVENUE	$	-	$	40,058	$	19,756	$	(318)	$	59,496

EXPENSES:
Depreciation and amortization		-		25,552		16,862		-		42,414
Cost of sales		-		14		2		-		16
Selling, general and administrative		357		4,934		2,592		(318)		7,565

		357		30,500		19,456		(318)		49,995

INCOME (LOSS) FROM OPERATIONS		(357)		9,558		300		-		9,501

Interest expense, net		(5,375)		(4,714)		(70)		-		(10,159)
Foreign currency exchange gains		-		3		229		-		232
Gain on sale of marketable securities		-		1,487		-		-		1,487
Other income		1		-		48		-		49

Income (loss) before income taxes and equity in loss of subsidiaries		(5,731)		6,334		507		-		1,110
Provision for income taxes		-		231		368		-		599
Equity in income of subsidiaries		6,242		139		-		(6,381)		-

NET INCOME	$	511	$	6,242	$	139	$	(6,381)	$	511

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total

REVENUE	$	-	$	17,878	$	15,502	$	(1,004)	$	32,376

EXPENSES:
Depreciation and amortization		-		25,060		13,596		-		38,656
Cost of sales		-		35		2		-		37
Selling, general and administrative		530		3,842		3,148		(1,004)		6,516

		530		28,937		16,746		(1,004)		45,209

LOSS FROM OPERATIONS		(530)		(11,059)		(1,244)		-		(12,833)

Interest expense, net		(4,856)		(5,248)		(45)		-		(10,149)
Foreign currency exchange gains		-		-		208		-		208
Gain on sale of marketable securities		-		52		-		-		52
Other income		-		55		-		-		55

Loss before income taxes and equity in loss of subsidiaries		(5,386)		(16,200)		(1,081)		-		(22,667)
Provision (benefit) for income taxes		-		72		(497)		-		(425)
Equity in loss of subsidiaries		(16,856)		(584)		-		17,440		-

NET LOSS	$	(22,242)	$	(16,856)	$	(584)	$	17,440	$	(22,242)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,499)	$28,256	$13,834	$-	$22,591

Cash flows from investing activities:
Cash invested in seismic data	-	(20,898)	(25,198)	-	(46,096)
Cash paid to acquire property, equipment and other	-	(198)	(41)	-	(239)
Net Proceeds from sale of marketable securities	-	1,487	-	-	1,487
Cash from sale of property, equipment and other	-	34	1	-	35
Advances to Seitel Holdings, Inc.	-	(1)	-	-	(1)

Net cash used in investing activities	-	(19,576)	(25,238)	-	(44,814)

Cash flows from financing activities:
Principal payments on notes payable	(14)	-	-	-	(14)
Principal payments on capital lease obligations	-	-	(40)	-	(40)
Borrowings on line of credit	-	-	737	-	737
Payment on line of credit	-	-	(737)	-	(737)
Intercompany transfers	19,513	(19,513)	-	-	-

Net cash provided by (used in) financing activities	19,499	(19,513)	(40)	-	(54)

Effect of exchange rate changes	-	-	(4)	-	(4)

Net decrease in cash and cash equivalents	-	(10,833)	(11,448)	-	(22,281)
Cash and cash equivalents at beginning of period	-	75,068	14,903	-	89,971

Cash and cash equivalents at end of period	$-	$64,235	$3,455	$-	$67,690

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,677)	$16,856	$12,212	$-	$9,391

Cash flows from investing activities:
Cash invested in seismic data	-	(4,221)	(4,760)	-	(8,981)
Cash paid to acquire property, equipment and other	-	(4)	(34)	-	(38)
Net proceeds from sale of marketable securities	-	52	-	-	52
Return of capital from subsidiary	-	4,501	(4,501)	-	-
Advances to Seitel Holdings, Inc.	-	(2)	-	-	(2)

Net cash provided by (used in) investing activities	-	326	(9,295)	-	(8,969)

Cash flows from financing activities:
Principal payments on notes payable	(13)	-	-	-	(13)
Principal payments on capital lease obligations	-	-	(35)	-	(35)
Payment of debt issue costs	(65)	-	-	-	(65)
Intercompany transfers	19,755	(19,755)	-	-	-

Net cash provided by (used in) financing activities	19,677	(19,755)	(35)	-	(113)

Effect of exchange rate changes	-	2	(12)	-	(10)

Net increase (decrease) in cash and cash equivalents	-	(2,571)	2,870	-	299
Cash and cash equivalents at beginning of period	-	24,221	2,049	-	26,270

Cash and cash equivalents at end of period	$-	$21,650	$4,919	$-	$26,569

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the slow recovery from the recent economic downturn, our ability to obtain financing on satisfactory terms if internally generated funds and our current Canadian Credit Facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers. The foregoing and other risk factors are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).

The forward-looking statements contained in this report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC and in our future periodic reports filed with the SEC.

Overview

General

Our products and services are used by oil and gas companies to assist in oil and gas exploration and development and management of hydrocarbon reserves. Prior to the recent shift in activity from conventional to resource plays, seismic data had been used for both exploration and production purposes but with a heavy bias towards exploration. With this recent shift, customer bias has reversed and seismic data is heavily employed in production, especially in the design of horizontal drilling and fracing programs. We own an extensive library of proprietary onshore and offshore seismic data that we license to a wide range of oil and gas companies. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

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

Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. With the shift to unconventional resource plays, seismic data is increasingly tied to relatively stable development capital expenditures.

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

Merger and Acquisition Activity: Merger and acquisition activity continues to occur within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity has a positive impact on our business, as it generates re-licensing fees, results in increased vitality in the trading of mineral interests and results in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.

North America Drilling Activity: With relatively strong oil prices and weak natural gas prices, drilling activity is shifting to basins with liquids-rich hydrocarbons, such as the Eagle Ford, Bakken and Niobrara areas. There are an increasing number of horizontal rigs drilling in oil- and liquids-rich basins and we believe that activity in these basins will continue to increase more rapidly than in the gas basins.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash resales	$26,265	$20,811
Other revenue components:
Acquisition revenue	23,651	8,100
Non-monetary exchanges	6,015	1,852
Revenue recognition adjustments	2,438	488
Solutions and other	1,127	1,125

Total revenue	$59,496	$32,376

Cash EBITDA: Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, plus gains on sales of marketable securities obtained as part of licensing our seismic data, less cost of goods sold and cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as severance costs).

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash EBITDA	$21,697	$16,111
Add other revenue components not included in cash EBITDA:
Acquisition revenue	23,651	8,100
Non-monetary exchanges	6,015	1,852
Revenue recognition adjustments	2,438	488
Less:
Gain on sale of marketable securities	(1,487)	(52)
Depreciation and amortization	(42,414)	(38,656)
Non-recurring corporate expenses	(62)	(76)
Non-cash operating expenses	(337)	(600)

Operating income (loss)	$9,501	$(12,833)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2011 to May 6, 2011, we completed the addition of approximately 700 square miles of seismic data to our library. As of May 6, 2011, we had approximately 1,950 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2010.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Acquisition revenue:
Cash underwriting	$22,612	$8,046
Underwriting from non-monetary exchanges	1,039	54

Total acquisition revenue	23,651	8,100

Resale licensing revenue:
Cash resales	26,265	20,811
Non-monetary exchanges	6,015	1,852
Revenue recognition adjustments	2,438	488

Total resale licensing revenue	34,718	23,151

Total seismic revenue	58,369	31,251

Solutions and other	1,127	1,125

Total revenue	$59,496	$32,376

Total revenue increased $27.1 million to $59.5 million in the first quarter of 2011 from $32.4 million in the first quarter of 2010 due to increases in both acquisition revenue and total resale licensing revenue. Acquisition revenue increased $15.6 million in the first quarter of 2011 compared to the first quarter of 2010 due to an increase in new data acquisition activity both in the U.S. and Canada following reduced activity in early 2010 caused by the 2009 economic downturn. Acquisition revenue in the first quarter of 2011 occurred in some of the more prolific resource plays, including the Eagle Ford area in south Texas, the Haynesville area in east Texas, the Niobrara area in Colorado, the Marcellus area in Pennsylvania, and the Horn River and Montney areas in British Columbia. Total resale licensing revenue was $34.7 million in the first quarter of 2011 compared to $23.2 million in the first quarter of 2010, an increase of $11.6 million. This 50% increase was due to continuing client demand for our data located in the resource plays as well as an increase in resale revenue recognized from conventional areas. Cash resales for the first quarter of 2011 were $26.3 million, up 26% from the first quarter of 2010 of $20.8 million. Cash resales from 3D unconventional resource plays increased 47% from the first quarter of 2010 to the first quarter of 2011 while cash resales related to conventional 3D data decreased 11% in the same period. In the first quarter of 2011, 72% of our cash resales were from 3D unconventional resource plays with the remaining 28% from conventional 3D, 2D and offshore data. This compares to 62% and 38%, respectively, in the first quarter of 2010. Non-monetary exchanges increased $4.2 million from the first quarter of 2010 to 2011 as the result of one large transaction which closed in the first quarter of 2011. These transactions fluctuate quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. In the first quarter of 2011, revenue recognized was higher than deferrals primarily as a result of higher selections on open library card contracts and recognition of revenue previously deferred related to data that was completed and delivered in the first quarter of 2011. In the first quarter of 2010, the revenue recognized from previously deferred contracts was higher than the deferrals related to new contracts primarily because selections exceeded deferrals on library card contracts. Solutions and other revenue remained flat between quarters.

At March 31, 2011, we had a deferred revenue balance of $29.7 million, compared to the December 31, 2010 balance of $37.1 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization

Depreciation and amortization was composed of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Amortization of seismic data:
Income forecast	$26,300	$17,220
Straight-line	14,126	19,472

Total amortization of seismic data	40,426	36,692
Depreciation of property and equipment	529	544
Amortization of acquired intangibles	1,459	1,420

Total	$42,414	$38,656

Total seismic data library amortization amounted to $40.4 million in the first quarter of 2011 compared to $36.7 million in the first quarter of 2010. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	Three Months Ended March 31,
Components of Amortization	2011	2010

Income forecast	45.1%	55.1%
Straight-line	24.2%	62.3%

Total	69.3%	117.4%

The percentage of income forecast amortization to total seismic revenue decreased between the first quarters of 2011 and 2010. In both periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the first quarter of 2011, 60% of resale revenue recognized was from data whose costs were fully amortized as compared to 29% in the first quarter of 2010. Additionally, amortization expense related to new data acquisition increased between the periods due to the higher level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $5.3 million between the first quarters of 2010 and 2011 due to the distribution of revenue among the various seismic surveys and also because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the merger on February 14, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $7.6 million in the first quarter of 2011 compared to $6.5 million in the first quarter of 2010. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash SG&A expenses	$7,228	$5,916
Non-cash compensation expense	264	531
Non-cash rent expense	73	69

Total	$7,565	$6,516

The increase in cash SG&A expenses of $1.3 million from the first quarter of 2010 to the first quarter of 2011 was primarily due to (1) an increase of $0.7 million in salaries and benefits primarily due to merit increases on base salary, increased payroll taxes due to 2010 bonus payments made in 2011 and increased 401(k) expense; (2) an increase of $0.3 million in sales commissions as a result of higher revenues; and (3) an increase of $0.3 million in performance incentive accruals.

The decrease in non-cash compensation expense between quarters was due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years.

Other Income

During the three months ended March 31, 2011 and 2010, we sold $1.5 million and $52,000, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.

Income Taxes

Tax expense (benefit) was $0.6 million in the first quarter of 2011 compared to $(0.4) million in the first quarter of 2010. The expense in the first quarter of 2011 was comprised of (i) an expense of $0.3 million related to our Canadian operations, (ii) an expense of $0.1 million related to interest on uncertain tax positions and (iii) $0.2 million in U.S. state tax expense. In the first quarter of 2011, we generated U.S. taxable income which will be offset by U.S. net operating loss carryforwards. The benefit in the first quarter of 2010 was comprised of (i) a benefit of $0.6 million related to our Canadian operations, (ii) an expense of $0.1 million related to principal and interest on uncertain tax positions and (iii) $0.1 million expense related to U.S. state tax expense. The Federal tax benefit in the first quarter of 2010 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of March 31, 2011, we had $67.7 million in consolidated cash, cash equivalents and short-term investments, including $186,000 of restricted cash. Other sources of liquidity include our Canadian Credit Facility described below.

Canadian Credit Facility: Our wholly owned subsidiary, Olympic Seismic Ltd. (“Olympic”), has a revolving credit facility (the “Canadian Credit Facility”) which allows it to borrow up to $5.0 million (Canadian), subject to an availability formula, by way of prime-based loans or letters of credit. Available borrowings under the facility are equivalent to a maximum of $5.0 million (Canadian), subject to a requirement that such borrowings may not exceed 75% of good accounts receivable (as defined in the agreement) of Olympic, less prior-ranking claims, if any, relating to inventory or accounts. As of March 31, 2011, no amounts were outstanding on the Canadian Credit Facility and $5.0 million (Canadian) was available.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15.

11.75% Senior Unsecured Notes: On July 2, 2004, we issued in a private placement $193.0 million aggregate principal amount of our 11.75% Senior Notes. As of March 31, 2011, $2.0 million of the 11.75% Senior Notes remain outstanding. On March 30, 2011, we made an excess cash flow offer to purchase any and all of the outstanding $2.0 million aggregate principal amount of such notes. On May 3, 2011, we completed the repurchase of all $2.0 million principal amount.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $22.6 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively. Operating cash flows for the first quarter of 2011 increased from the first quarter of 2010 primarily due to increased collections from our cash license resales and our acquisition underwriting receipts on programs in progress. The 2010 period reflected slower activity as a rollover effect from 2009.

Cash Flows from Investing Activities: Cash flows used in investing activities were $44.8 million and $9.0 million for the three months ended March 31, 2011 and 2010, respectively. Cash expenditures for seismic data were $46.1 million and $9.0 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash invested in seismic data for the first quarter of 2011 compared to the first quarter of 2010 was due to increased data acquisition activity in both the U.S. and Canada.

Cash Flows from Financing Activities: Cash flows used in financing activities were $54,000 and $113,000 for the three months ended March 31, 2011 and 2010, respectively.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Our U.S. credit facility expired on December 31, 2010; however, over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Canadian Credit Facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of March 31, 2011, we had a net deferred tax liability of $2.3 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $107.5 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of March 31, 2011, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $0.3 million which was recognized as it is more likely than not that the state deferred tax asset will be realized.

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

Capital Expenditures

During the three months ended March 31, 2011, capital expenditures for seismic data and other property and equipment amounted to $42.4 million. Our capital expenditures for the remainder of 2011 are presently estimated to be $129.6 million. The first quarter 2011 actual and 2011 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2011	Estimate for Remainder of 2011	Total Estimate for 2011

New data acquisition	$41,430	$115,570	$157,000
Cash purchases and data processing	535	6,465	7,000
Non-monetary exchanges	190	6,810	7,000
Property and equipment and other	239	761	1,000

Total capital expenditures	42,394	129,606	172,000
Less: Non-monetary exchanges	(190)	(6,810)	(7,000)
Changes in working capital	4,131	-	4,131

Cash investment per statement of cash flows	$46,335	$122,796	$169,131

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Three Months Ended March 31, 2011	Estimate for Remainder of 2011	Total Estimate for 2011

Total capital expenditures	$42,394	$129,606	$172,000
Less: Non-cash additions	(190)	(6,810)	(7,000)
Cash underwriting	(22,612)	(72,388)	(95,000)

Capital expenditures funded from operating cash flow	$19,592	$50,408	$70,000

As of May 6, 2011, we had capital expenditure commitments related to data acquisition projects of approximately $63.7 million, of which we have obtained approximately $41.3 million of cash underwriting and $1.2 million of underwriting for non-monetary exchanges.

Reconciliation of Non-GAAP to GAAP Financial Measures

The following table summarizes the percentage increases (decreases) between the three months ended March 31, 2011 and March 31, 2010 for cash resales and total revenue:

1Q10 to 1Q11

Cash resales	26%
Total revenue	84%
Unconventional 3D data cash resales	47%
Unconventional 3D data total revenue	91%
Conventional 3D data cash resales	(11) %
Conventional 3D data total revenue	149%

The following table shows the percentage of cash resales and total revenue generated from data in unconventional 3D resource plays and from conventional 3D, 2D and offshore data for the three months ended March 31, 2011 and March 31, 2010:

	1Q11	1Q10

Unconventional 3D data cash resales	72%	62%
Unconventional 3D data total revenue	81%	78%
Conventional 3D, 2D and offshore data cash resales	28%	38%
Conventional 3D, 2D and offshore data total revenue	17%	18%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2011, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2011.

Item 4T.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Part I, Item 1, Note G to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS

In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, filed with the SEC on March 16, 2011, which could materially adversely affect our business, financial condition and/or results of operations.

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

SEITEL, INC.

Dated: May 9, 2011	/s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: May 9, 2011	/s/	Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer

EXHIBIT INDEX
Exhibit	Title

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

31.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.