Form 10-Q
period 2011-06-30
SEITEL INC
filed 2011-08-12
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes        [  ]                     No        [X]

As of August 8, 2011, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

		(Unaudited) June 30, 2011		December 31, 2010
ASSETS
Cash and cash equivalents	$	173,370	$	89,971
Receivables
Trade, net of allowance for doubtful accounts of $1,034 and $2,556, respectively		32,290		34,404
Notes and other, net of allowance for doubtful accounts of $1,501 and $0, respectively		3,694		84
Due from Seitel Holdings, Inc.		162		156
Net seismic data library, net of accumulated amortization of $689,654 and $622,030, respectively		117,661		106,104
Net property and equipment, net of accumulated depreciation and amortization of $10,955 and $9,704, respectively		5,150		5,446
Investment in marketable securities		458		3,102
Prepaid expenses, deferred charges and other		13,486		10,249
Intangible assets, net of accumulated amortization of $27,217 and $23,777, respectively		30,421		33,117
Goodwill		211,206		208,050
Deferred income taxes		326		326

TOTAL ASSETS	$	588,224	$	491,009

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued liabilities	$	37,066	$	53,170
Income taxes payable		510		8
Debt
Senior Notes		400,000		402,056
Notes payable		125		154
Obligations under capital leases		3,419		3,394
Deferred revenue		33,977		37,121
Deferred income taxes		2,462		2,128

TOTAL LIABILITIES		477,559		498,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010		-		-
Additional paid-in capital		397,900		277,488
Retained deficit		(315,916)		(311,401)
Accumulated other comprehensive income		28,681		26,891

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)		110,665		(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$	588,224	$	491,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

		Three Months Ended June 30,
		2011		2010

REVENUE	$	35,545	$	32,962

EXPENSES:
Depreciation and amortization		23,246		38,111
Cost of sales		39		26
Selling, general and administrative		7,925		8,382

		31,210		46,519

INCOME (LOSS) FROM OPERATIONS		4,335		(13,557)

Interest expense, net		(10,265)		(10,177)
Foreign currency exchange gains (losses)		225		(316)
Gain on sale of marketable securities		980		-
Other income		115		79

Loss before income taxes		(4,610)		(23,971)
Provision (benefit) for income taxes		416		(1,385)

NET LOSS	$	(5,026)	$	(22,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

		Six Months Ended June 30,
		2011		2010

REVENUE	$	95,041	$	65,338

EXPENSES:
Depreciation and amortization		65,660		76,767
Cost of sales		55		63
Selling, general and administrative		15,490		14,898

		81,205		91,728

INCOME (LOSS) FROM OPERATIONS		13,836		(26,390)

Interest expense, net		(20,424)		(20,326)
Foreign currency exchange gains (losses)		457		(108)
Gain on sale of marketable securities		2,467		52
Other income		164		134

Loss before income taxes		(3,500)		(46,638)
Provision (benefit) for income taxes		1,015		(1,810)

NET LOSS	$	(4,515)	$	(44,828)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

		Three Months Ended June 30,				Six Months Ended June 30,
		2011		2010		2011		2010

Net loss	$	(5,026)	$	(22,586)	$	(4,515)	$	(44,828)

Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain (loss) arising during the period		(1,000)		(732)		(177)		295
Less: Reclassification adjustment for realized gains included in earnings		(980)		-		(2,467)		(52)

Foreign currency translation adjustments		1,143		(6,072)		4,434		(1,818)

Comprehensive loss	$	(5,863)	$	(29,390)	$	(2,725)	$	(46,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (Unaudited)

(In thousands, except share amounts)

	Common Stock				Additional Paid-In Capital		Retained Deficit		Accumulated Other Comprehensive Income
	Shares		Amount

Balance, December 31, 2010	100	$	-	$	277,488	$	(311,401)	$	26,891
Investment by Parent, net	-		-		120,066		-		-
Amortization of stock-based compensation costs	-		-		346		-		-
Net loss	-		-		-		(4,515)		-
Foreign currency translation adjustments	-		-		-		-		4,434
Unrealized loss on marketable securities, net of tax	-		-		-		-		(177)
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	-		-		-		-		(2,467)

Balance, June 30, 2011	100	$	-	$	397,900	$	(315,916)	$	28,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

		Six Months Ended June 30,
		2011		2010
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$	(4,515)	$	(44,828)
Depreciation and amortization		65,660		76,767
Deferred income tax provision (benefit)		429		(1,967)
Amortization of deferred financing costs		1,044		854
Amortization of debt premium		(56)		(48)
Amortization of stock-based compensation		346		2,299
Amortization of favorable facility lease		147		137
Allowance for collection of trade receivables		6		-
Non-cash other income		(86)		(28)
Non-cash revenue		(4,416)		(5,776)
Gain on sale of marketable securities		(2,467)		(52)
Decrease (increase) in receivables		(1,274)		1,422
Decrease (increase) in other assets		184		(29)
Increase (decrease) in deferred revenue		(3,733)		4,646
Decrease in accounts payable and other liabilities		(7,183)		(826)

Net cash provided by operating activities		44,086		32,571

Cash flows from investing activities:
Cash invested in seismic data		(79,079)		(17,641)
Cash paid to acquire property, equipment and other		(739)		(40)
Net proceeds from sale of marketable securities		2,467		52
Cash from sale of property, equipment and other		35		-
Advances to Seitel Holdings, Inc.		(6)		(5)

Net cash used in investing activities		(77,322)		(17,634)

Cash flows from financing activities:
Principal payments on notes payable		(29)		(27)
Repayment of 11.75% Senior Notes		(2,000)		-
Principal payments on capital lease obligations		(81)		(71)
Borrowings on line of credit		737		10
Payments on line of credit		(737)		(10)
Contributed capital		125,000		-
Costs of debt and equity transactions		(6,067)		(65)

Net cash provided by (used in) financing activities		116,823		(163)

Effect of exchange rate changes		(188)		224

Net increase in cash and equivalents		83,399		14,998
Cash and cash equivalents at beginning of period		89,971		26,270

Cash and cash equivalents at end of period	$	173,370	$	41,268

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$	19,833	$	19,703

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$	5,006	$	5,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

June 30, 2011

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other quarter of 2011 or for the year ending December 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

		Three Months Ended June 30,				Six Months Ended June 30,
		2011		2010		2011		2010

Seismic data library additions	$	4,816	$	4,001	$	5,006	$	5,953

Revenue recognized on specific data licenses and selections of data		2,832		3,291		3,033		4,965

Revenue recognized related to acquisition contracts		344		757		1,383		811

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $447,000 and $405,000 for the three months ended June 30, 2011 and 2010, respectively, and $902,000 and $810,000 for the six months ended June 30, 2011 and 2010, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2011, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

The Company did not have any impairment charges during the six months ended June 30, 2011 or 2010.

NOTE D-INCOME TAXES

In February 2006, Olympic Seismic Ltd. (“Olympic”), a wholly owned subsidiary of the Company, was notified by Canada Revenue Agency (“CRA”) that CRA was going to perform an audit of certain aspects of Olympic’s tax returns for the years 2003 and 2004. In February 2009, CRA notified the Company that the current audit was expanded to include years from 2005 through 2007. In April 2011, the Company received notification that CRA concluded their audits, disallowing Olympic’s deductions for certain royalties payable to the Company’s U.S. entities for years 2003 to 2007. Olympic and the Company object to and are appealing the audit results. As a condition to appeal the audit results, Olympic was required to pay $7.6 million (Canadian) to CRA and did so in May 2011. As of June 30, 2011, the appeal process has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the appeal based on management’s assessment of the probability of the outcome of the appeal, net of certain payments made to CRA.

NOTE E-DEBT

The following is a summary of the Company’s debt (in thousands):

		June 30, 2011		December 31, 2010

9.75% Senior Notes	$	400,000	$	400,000
11.75% Senior Notes		-		2,000
Credit Facility		-		-
Canadian Credit Facility		-		-
Note payable to former executive		125		154

		400,125		402,154
Plus: Premium on debt		-		56

	$	400,125	$	402,210

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

On July 1, 2011, the Company redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding in accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Upon completion of the redemption on July 1, 2011, $275.0 million of the 9.75% Senior Notes remain outstanding.

11.75% Senior Unsecured Notes: On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% senior notes due 2011 (the “11.75% Senior Notes”). As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. In connection with an excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium was reflected in the financial statements related to these notes. The remaining $2.0 million aggregate principal amount of the 11.75% Senior Notes were tendered and accepted on May 3, 2011 pursuant to the excess cash flow offer for the year ended December 31, 2010 and therefore no 11.75% Senior Notes remain outstanding.

Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of the Company’s 9.75% Senior Notes. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S.

obligations under the Credit Facility and each future direct and indirect wholly-owned Canadian subsidiary of Olympic, is a guarantor of payment of the Canadian obligations under the Credit Facility.

The borrowings under the Credit Facility are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the U.S. Lender in all present and future assets and equity of the Company and each U.S. Guarantor and 65% of the equity in Olympic, and borrowings by Olympic are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the Canadian Lender in all present and future assets of Olympic. The Credit Facility has a variable interest rate depending on certain factors.

The Credit Facility requires that the Company maintain certain minimum excess availability (as defined in the Credit Facility) levels or the fixed charge coverage ratio (as defined in the Credit Facility) shall not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees.

Canadian Credit Facility: Olympic had a revolving credit facility which allowed it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans or letters or credit. This facility was cancelled concurrently with the closing of the Credit Facility discussed above.

Note Payable to Former Executive: In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013. The note is non-interest bearing. The note is guaranteed by Olympic.

NOTE F-SHAREHOLDER’S EQUITY

In May 2011, Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P., “Centerbridge”) purchased a minority interest in the Company’s parent, Seitel Holdings, Inc. (“Holdings”), for $125.0 million. Concurrently with the closing of this transaction, Holdings contributed $125.0 million to the Company. Holdings incurred approximately $4.9 million in professional fees associated with this transaction, which are reflected as a reduction to Holdings’ contribution to the Company. The funds received were used to redeem $125.0 million of the Company’s 9.75% Senior Notes in July 2011.

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

			Fair Value Measurements Using
		Total		Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)
At June 30, 2011:
Cash equivalents	$	173,030	$	173,030	$	-	$	-
Investment in stock options related to equity securities		458		-		458		-

At December 31, 2010:
Cash equivalents	$	89,581		89,581	$	-	$	-
Investment in equity securities		2,232		2,232		-		-
Investment in stock options related to equity securities		870		-		870		-

The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2011 or June 30, 2010.

Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of six months or less. The original costs of these assets approximate fair value due to their short-term maturity.

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

During the six months ended June 30, 2011 and 2010, the Company sold a portion of its investment in equity securities for proceeds totaling $2.5 million and $52,000, respectively. Total realized gains were equal to proceeds received.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $416.1 million as of June 30, 2011, compared to the book value of $400.1 million. The quoted market price of the 9.75% Senior Notes was $416.0 million at June 30, 2011. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $386.1 million as of December 31, 2010, compared to the book value of $402.2 million. The quoted market price of the 9.75% Senior Notes was $384.0 million at December 31, 2010.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE H-RELATED PARTY TRANSACTIONS

In June 2011, the Company entered into a licensing agreement for $335,000 with Texoz E&P, Inc., a wholly owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo Energy LLC, of which the Company owns 20% and has a representative on its board of directors. The Company received shares and stock options in Texon in connection with its formation. As of June 30, 2011, Seitel has sold all of its shares in Texon but continues to hold stock options.

NOTE I-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at June 30, 2011 and December 31, 2010 includes $186,000 of restricted cash related to collateral on seismic operations bonds and $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

		Six Months Ended June 30,
		2011		2010

Non-monetary exchanges related to resale licensing revenue	$	6,016	$	3,371
Non-monetary exchanges from underwriting of new data acquisition		1,139		778
Other non-monetary exchanges		86		28
Completion of data in progress from prior non-monetary exchanges		-		3,199
Less: Non-monetary exchanges for data in progress		(2,235)		(1,423)

Total non-cash additions to seismic data library	$	5,006	$	5,953

Non-cash revenue consisted of the following for the periods indicated (in thousands):

		Six Months Ended June 30,
		2011		2010

Acquisition revenue on underwriting from non-monetary exchange contracts	$	1,383	$	811
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts		3,033		4,965

Total non-cash revenue	$	4,416	$	5,776

NOTE J-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2011, the Company did not have any amounts accrued related to litigation and claims.

NOTE K-RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect the adoption of this new accounting update to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The ASU requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the Company’s financial position, results of operations or cash flows will not be impacted.

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2011 and December 31, 2010, and the consolidating condensed statements of operations and statements of cash flows for the six months ended June 30, 2011 and June 30, 2010 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of June 30, 2011

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total

ASSETS
Cash and cash equivalents	$	-	$	172,281	$	1,089	$	-	$	173,370
Receivables
Trade, net		-		25,969		6,321		-		32,290
Notes and other		50		22		3,622		-		3,694
Due from Seitel Holdings, Inc.		-		162		-		-		162
Intercompany receivables (payables)		235,454		(219,686)		(15,768)		-		-
Investment in subsidiaries		253,189		415,210		1,253		(669,652)		-
Net seismic data library		-		70,542		47,119		-		117,661
Net property and equipment		-		1,426		3,724		-		5,150
Investment in marketable securities		-		458		-		-		458
Prepaid expenses, deferred charges and other		7,231		5,728		527		-		13,486
Intangible assets, net		900		18,068		11,453		-		30,421
Goodwill		-		107,688		103,518		-		211,206
Deferred income taxes		-		326		-		-		326

TOTAL ASSETS	$	496,824	$	598,194	$	162,858	$	(669,652)	$	588,224

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$	14,622	$	13,997	$	8,447	$	-	$	37,066
Income taxes payable		93		245		172		-		510
Senior Notes		400,000		-		-		-		400,000
Notes payable		125		-		-		-		125
Obligations under capital leases		-		-		3,419		-		3,419
Deferred revenue		-		31,121		2,856		-		33,977
Deferred income taxes		-		-		2,462		-		2,462

TOTAL LIABILITIES		414,840		45,363		17,356		-		477,559

STOCKHOLDER’S EQUITY
Common stock		-		-		-		-		-
Additional paid-in capital		397,900		-		-		-		397,900
Parent investment		-		764,752		156,914		(921,666)		-
Retained deficit		(315,916)		(212,379)		(39,635)		252,014		(315,916)
Accumulated other comprehensive income		-		458		28,223		-		28,681

TOTAL STOCKHOLDER’S EQUITY		81,984		552,831		145,502		(669,652)		110,665

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$	496,824	$	598,194	$	162,858	$	(669,652)	$	588,224

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2010

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total

ASSETS
Cash and cash equivalents	$	-	$	75,068	$	14,903	$	-	$	89,971
Receivables
Trade, net		-		23,269		11,135		-		34,404
Notes and other		-		70		14		-		84
Due from Seitel Holdings, Inc.		-		156		-		-		156
Intercompany receivables (payables)		128,299		(124,507)		(3,792)		-		-
Investment in subsidiaries		246,883		414,476		1,262		(662,621)		-
Net seismic data library		-		74,719		31,385		-		106,104
Net property and equipment		-		1,402		4,044		-		5,446
Investment in marketable securities		-		3,102		-		-		3,102
Prepaid expenses, deferred charges and other		6,948		2,912		389		-		10,249
Intangible assets, net		900		19,674		12,543		-		33,117
Goodwill		-		107,688		100,362		-		208,050
Deferred income taxes		-		326		-		-		326

TOTAL ASSETS	$	383,030	$	598,355	$	172,245	$	(662,621)	$	491,009

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$	14,731	$	18,410	$	20,029	$	-	$	53,170
Income taxes payable		2		-		6		-		8
Senior Notes		402,056		-		-		-		402,056
Notes payable		154		-		-		-		154
Obligations under capital leases		-		-		3,394		-		3,394
Deferred revenue		-		31,140		5,981		-		37,121
Deferred income taxes		-		-		2,128		-		2,128

TOTAL LIABILITIES		416,943		49,550		31,538		-		498,031

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock		-		-		-		-		-
Additional paid-in capital		277,488		-		-		-		277,488
Parent investment		-		764,752		156,908		(921,660)		-
Retained deficit		(311,401)		(219,050)		(39,989)		259,039		(311,401)
Accumulated other comprehensive income		-		3,103		23,788		-		26,891

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)		(33,913)		548,805		140,707		(662,621)		(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$	383,030	$	598,355	$	172,245	$	(662,621)	$	491,009

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total

REVENUE	$	-	$	66,412	$	29,264	$	(635)	$	95,041

EXPENSES:
Depreciation and amortization		-		42,731		22,929		-		65,660
Cost of sales		-		51		4		-		55
Selling, general and administrative		1,042		9,437		5,646		(635)		15,490

		1,042		52,219		28,579		(635)		81,205

INCOME (LOSS) FROM OPERATIONS		(1,042)		14,193		685		-		13,836

Interest expense, net		(10,146)		(9,936)		(342)		-		(20,424)
Foreign currency exchange gains		-		4		453		-		457
Gain on sale of marketable securities		-		2,467		-		-		2,467
Other income		2		27		135		-		164

Income (loss) before income taxes and equity in loss of subsidiaries		(11,186)		6,755		931		-		(3,500)
Provision for income taxes		-		438		577		-		1,015
Equity in income of subsidiaries		6,671		354		-		(7,025)		-

NET INCOME (LOSS)	$	(4,515)	$	6,671	$	354	$	(7,025)	$	(4,515)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total

REVENUE	$	-	$	44,506	$	22,434	$	(1,602)	$	65,338

EXPENSES:
Depreciation and amortization		-		54,134		22,633		-		76,767
Cost of sales		-		58		5		-		63
Selling, general and administrative		2,181		8,216		6,103		(1,602)		14,898

		2,181		62,408		28,741		(1,602)		91,728

LOSS FROM OPERATIONS		(2,181)		(17,902)		(6,307)		-		(26,390)

Interest expense, net		(9,828)		(10,381)		(117)		-		(20,326)
Foreign currency exchange gains (losses)		-		2		(110)		-		(108)
Gain on sale of marketable securities		-		52		-		-		52
Other income		1		105		28		-		134

Loss before income taxes and equity in loss of subsidiaries		(12,008)		(28,124)		(6,506)		-		(46,638)
Provision (benefit) for income taxes		-		180		(1,990)		-		(1,810)
Equity in loss of subsidiaries		(32,820)		(4,516)		-		37,336		-

NET LOSS	$	(44,828)	$	(32,820)	$	(4,516)	$	37,336	$	(44,828)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$	(20,460)	$	48,854	$	15,692	$	-	$	44,086

Cash flows from investing activities:
Cash invested in seismic data		-		(38,006)		(41,073)		-		(79,079)
Cash paid to acquire property, equipment and other		-		(621)		(118)		-		(739)
Net proceeds from sale of marketable securities		-		2,467		-		-		2,467
Cash from sale of property, equipment and other		-		34		1		-		35
Advances to Seitel Holdings, Inc.		-		(6)		-		-		(6)

Net cash used in investing activities		-		(36,132)		(41,190)		-		(77,322)

Cash flows from financing activities:
Principal payments on notes payable		(29)		-		-		-		(29)
Repayment of 11.75% Senior Notes		(2,000)		-		-		-		(2,000)
Principal payments on capital lease obligations		-		-		(81)		-		(81)
Borrowings on line of credit		-		-		737		-		737
Payments on line of credit		-		-		(737)		-		(737)
Contributed capital		125,000		-		-		-		125,000
Costs of debt and equity transactions		(6,020)		-		(47)		-		(6,067)
Intercompany transfers		(96,491)		84,491		12,000		-		-

Net cash provided by financing activities		20,460		84,491		11,872		-		116,823

Effect of exchange rate changes		-		-		(188)		-		(188)

Net increase (decrease) in cash and cash equivalents		-		97,213		(13,814)		-		83,399
Cash and cash equivalents at beginning of period		-		75,068		14,903		-		89,971

Cash and cash equivalents at end of period	$	-	$	172,281	$	1,089	$	-	$	173,370

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

(In thousands)

		Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidating Eliminations		Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$	(19,720)	$	36,019	$	16,272	$	-	$	32,571

Cash flows from investing activities:
Cash invested in seismic data		-		(7,743)		(9,898)		-		(17,641)
Cash paid to acquire property, equipment and other		-		(7)		(33)		-		(40)
Net Proceeds from sales of marketable Securities		-		52		-		-		52
Return of capital from subsidiary		-		4,501		(4,501)		-		-
Advances to Seitel Holdings, Inc.		-		(5)		-		-		(5)

Net cash used in investing activities				(3,202)		(14,432)		-		(17,634)

Cash flows from financing activities:
Principal payments on notes payable		(27)		-		-		-		(27)
Principal payments on capital lease obligations		-		-		(71)		-		(71)
Borrowings on line of credit		-		-		10		-		10
Payments on line of credit		-		-		(10)		-		(10)
Costs of debt and equity transactions		(65)		-		-		-		(65)
Intercompany transfers		19,812		(19,812)		-		-		-

Net cash provided by (used in) financing activities		19,720		(19,812)		(71)		-		(163)

Effect of exchange rate changes		-		-		224		-		224

Net increase in cash and cash equivalents		-		13,005		1,993		-		14,998
Cash and cash equivalents at beginning of period		-		24,221		2,049		-		26,270

Cash and cash equivalents at end of period	$	-	$	37,226	$	4,042	$	-	$	41,268

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of the slow recovery from the recent economic downturn, our ability to obtain financing on satisfactory terms if internally generated funds and our current Credit Facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers. The foregoing and other risk factors are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).

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

Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by oil and gas companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. With the shift to unconventional plays, seismic data is increasingly tied to relatively stable development capital expenditures.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

		Three Months Ended June 30,				Six Months Ended June 30,
		2011		2010		2011		2010

Cash resales	$	27,883	$	31,602	$	54,148	$	52,413
Other revenue components:
Acquisition revenue		11,378		4,877		35,029		12,977
Non-monetary exchanges		-		2,198		6,015		4,050
Revenue recognition adjustments		(4,676)		(6,548)		(2,238)		(6,060)
Solutions and other		960		833		2,087		1,958

Total revenue	$	35,545	$	32,962	$	95,041	$	65,338

Cash EBITDA: Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, plus gains on sales of marketable securities obtained as part of licensing our seismic data, less cost of goods sold and cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as severance and debt restructure costs).

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

		Three Months Ended June 30,				Six Months Ended June 30,
		2011		2010		2011		2010

Cash EBITDA	$	23,308	$	25,915	$	45,005	$	42,026
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue		11,378		4,877		35,029		12,977
Non-monetary exchanges		-		2,198		6,015		4,050
Revenue recognition adjustments		(4,676)		(6,548)		(2,238)		(6,060)
Less:
Gain on sale of marketable securities		(980)		-		(2,467)		(52)
Depreciation and amortization		(23,246)		(38,111)		(65,660)		(76,767)
Non-recurring corporate expenses		(1,293)		(52)		(1,355)		(128)
Non-cash operating expenses		(156)		(1,836)		(493)		(2,436)

Operating income (loss)	$	4,335	$	(13,557)	$	13,836	$	(26,390)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2011 to August 8, 2011, we completed the addition of approximately 1,500 square miles of seismic data to our library. As of August 8, 2011, we had approximately 1,800 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2010.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three and six months ended June 30, 2011 and 2010 (in thousands):

		Three Months Ended June 30,				Six Months Ended June 30,
		2011		2010		2011		2010
Acquisition revenue:
Cash underwriting	$	11,034	$	4,120	$	33,646	$	12,166
Underwriting from non-monetary exchanges		344		757		1,383		811

Total acquisition revenue		11,378		4,877		35,029		12,977

Resale licensing revenue:
Cash resales		27,883		31,602		54,148		52,413
Non-monetary exchanges		-		2,198		6,015		4,050
Revenue recognition adjustments		(4,676)		(6,548)		(2,238)		(6,060)

Total resale licensing revenue		23,207		27,252		57,925		50,403

Total seismic revenue		34,585		32,129		92,954		63,380

Solutions and other		960		833		2,087		1,958

Total revenue	$	35,545	$	32,962	$	95,041	$	65,338

Total revenue increased $2.6 million, or 8%, to $35.5 million in the second quarter of 2011 from $33.0 million in the second quarter of 2010 due to an increase in acquisition revenue partially offset by a decrease in total resale licensing revenue. Acquisition revenue increased $6.5 million in the second quarter of 2011 compared to the second quarter 2010 due to increased activity in new data acquisition projects in 2011 with more emphasis being on oil- and liquids-rich basins and continuing activity in the major gas prone resource plays. The majority of our acquisition revenue in the second quarter of 2011 occurred in the Eagle Ford area in south Texas, the Niobrara area in Colorado, and the Montney area in British Columbia. Total resale licensing revenue was $23.2 million in the second quarter of 2011 compared to $27.3 million in the second quarter of 2010. Cash resales for the second quarter of 2011 were $27.9 million, a decrease of $3.7 million from the second quarter of 2010 cash resales of $31.6 million. Cash resales from 3D data located in unconventional plays continue to make up a significant portion of our activity representing 60% of our cash resales for the second quarter of 2011. The remaining 40% of cash resales came from conventional 3D, 2D and offshore data. This compares to 68% and 32%, respectively, in the second quarter of 2010. We did not have any non-monetary exchanges in the second quarter of 2011. These transactions fluctuate quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. In the second quarter of 2011, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts primarily as a result of cash resales on data that are still in the acquisition phase requiring deferral since the data products are not yet available for delivery. In the second quarter of 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts, primarily as a result of new library card contracts entered into in the quarter.

Total revenue for the first six months of 2011 was $95.0 million, an increase of $29.7 million, or 45%, from the first six months of 2010 total revenue of $65.3 million. Acquisition revenue was $35.0 million for the first six months of 2011, an increase of $22.1 million from the first six months of 2010. The increase was primarily attributable to new data acquisition activity both in the U.S. and Canada following reduced activity in the first half of 2010 caused by the 2009 economic downtown. Total resale licensing revenue was $57.9 million in the first six months of 2011 compared to $50.4 million in the first six months of 2010, reflecting continuing client demand for our data located in resource plays as well as data in conventional areas. Cash resales for the first six months of 2011 were $54.1 million, up 3% from the first six months of 2010. In the first six months of 2011, 66% of our cash resales were from 3D data located in unconventional plays with the remaining 34% from conventional 3D, 2D and offshore data. This compares to 65% and 35%, respectively, in the first six months of 2010. Non-monetary exchanges increased $2.0 million from the first six months of 2010 to 2011; these transactions fluctuate quarter to quarter depending upon the data available for trade. The decrease of $3.8 million in revenue recognition adjustments from the first six months of 2010 to the first six months of 2011 was primarily due to recognition of revenue previously deferred as a result of new data acquisition projects being completed and delivered partially offset by an increase in the deferral of new licensing contracts.

At June 30, 2011, we had a deferred revenue balance of $34.0 million, compared to the December 31, 2010 balance of $37.1 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization

Depreciation and amortization was composed of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

		Three Months Ended June 30,				Six Months Ended June 30,
		2011		2010		2011		2010
Amortization of seismic data:
Income forecast	$	15,275	$	17,780	$	41,575	$	35,000
Straight-line		5,958		18,392		20,084		37,864

Total amortization of seismic data		21,233		36,172		61,659		72,864
Depreciation of property and equipment		540		516		1,069		1,060
Amortization of acquired intangibles		1,473		1,423		2,932		2,843

Total	$	23,246	$	38,111	$	65,660	$	76,767

Total seismic data library amortization amounted to $21.2 million in the second quarter of 2011 compared to $36.2 million in the second quarter of 2010 and $61.7 million for the first half of 2011 compared to $72.9 million for the first half of 2010. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. Additionally, the step-up in our data library value resulting from the merger transaction in February 2007 became fully amortized in the first quarter of 2011 which has resulted in a decrease in the level of straight-line amortization in the 2011 periods.

Seismic data amortization as of percentage of total seismic revenue is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Amortization	2011	2010	2011	2010

Income forecast	44.2%	55.3%	44.7%	55.2%
Straight-line	17.2%	57.3%	21.6%	59.8%

Total	61.4%	112.6%	66.3%	115.0%

The percentage of income forecast amortization to total seismic revenue decreased between the 2011 and 2010 periods presented due to the mix of data being licensed. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the second quarter and first six months of 2011, 57% and 59%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 26% and 27% in the second quarter of 2010 and first six months of 2010, respectively. Amortization expense related to new data acquisition increased between the periods due to the higher level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $12.4 million between the second quarters of 2010 and 2011 and $17.8 million between the first six months of 2010 and 2011 because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the merger on February 14, 2007 and due to the distribution of revenue among the various seismic surveys.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $7.9 million in the second quarter of 2011 compared to $8.4 million in the second quarter of 2010 and $15.5 million in the first six months of 2011 compared to $14.9 million in the first six months of 2010. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

		Three Months Ended June 30,				Six Months Ended June 30,
		2011		2010		2011		2010

Cash SG&A expenses	$	7,769	$	6,546	$	14,997	$	12,462
Non-cash compensation expense		82		1,768		346		2,299
Non-cash rent expense		74		68		147		137

Total	$	7,925	$	8,382	$	15,490	$	14,898

The increase in cash SG&A expenses of $1.2 million from the second quarter of 2010 to the second quarter of 2011 was primarily due to an increase of $0.4 million in salaries and benefits primarily due to merit increases on base salary, increased health insurance costs and increased 401(k) expense and an increase of $1.3 million in non-recurring expenses, mainly professional fees incurred with respect to evaluating debt restructuring alternatives and severance costs. These increases were partially offset by a $0.5 million decrease in performance incentive accruals as a result of lower accruals for performance tied to Cash EBITDA in 2011 compared to 2010.

The increase in cash SG&A expenses of $2.5 million from the first six months of 2010 to the first six months of 2011 was primarily due to (i) an increase of $1.1 million in salaries and benefits; (ii) an increase of $0.2 million in sales commissions as a result of higher revenues and (iii) an increase of $1.2 million in non-recurring expenses, mainly professional fees incurred with respect to evaluating debt restructuring alternatives and severance costs.

The decrease in non-cash compensation expense between quarters and the first six months was due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years. The decrease was also attributable to the repricing of our outstanding stock options in May 2010, resulting in additional non-cash compensation expense recognition at that time.

Other Income

During the second quarter of 2011 and the six months ended June 30, 2011 and 2010, we sold $1.0 million, $2.5 million and $52,000, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.

Income Taxes

Tax expense (benefit) was $0.4 million in the second quarter of 2011 compared to ($1.4) million in the second quarter of 2010. The expense in the second quarter of 2011 was comprised of (i) an expense of $0.1 million related to our Canadian operations, (ii) an expense of $0.1 million related to interest on uncertain tax positions and (iii) $0.2 million in U.S. state tax expense. The benefit in the second quarter of 2010 was comprised of (i) a benefit of $1.6 million related to our Canadian operations, (ii) an expense of $0.1 million related to principal and interest on uncertain tax positions and (iii) $0.1 million expense related to U.S. state tax expense. The Federal tax benefit in both the second quarter of 2011 and 2010 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Tax expense (benefit) was $1.0 million and ($1.8) million for the six months ended June 30, 2011 and 2010, respectively. The expense for the first six months of 2011 was comprised of (i) an expense of $0.4 million related to our Canadian operations, (ii) an expense of $0.2 million related to interest on uncertain tax positions and (iii) $0.4 million in U.S. state tax expense. The benefit for the first six months of 2010 was comprised of (i) a benefit of $2.2 million related to our Canadian operations, (ii) an expense of $0.2 million related to principal and interest on uncertain tax positions and (iii) $0.2 million in U.S. state tax expense. The Federal tax benefit in both the first six months of 2011 and 2010 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of June 30, 2011, we had $173.4 million in consolidated cash, cash equivalents and short-term investments, including $316,000 of restricted cash. In May 2011, Centerbridge purchased a minority interest in our parent, Holdings, for $125.0 million. Concurrently with the closing of this transaction, Holdings contributed $125.0 million to us. On July 1, 2011, we used $135.7 million of our cash to redeem $125.0 million of our 9.75% Senior Notes along with the related accrued interest and call premium. In addition to the cash on our balance sheet, other sources of liquidity include our Credit Facility described below.

Credit Facility: On May 25, 2011 we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of our existing 9.75% Senior Notes. The Credit Facility requires that we maintain certain minimum excess availability (as defined in the Credit Facility) levels or the fixed charge coverage ratio (as defined in the Credit Facility) shall not be less than 1.00 to 1.00. As of June 30, 2011, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15. On July 1, 2011, we redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Upon completion of the redemption on July 1, 2011, $275.0 million of the 9.75% Senior Notes remain outstanding.

We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $44.1 million and $32.6 million for the six months ended June 30, 2011 and 2010, respectively. Operating cash flows for 2011 increased from 2010 primarily due to increased collections from our cash license resales and our acquisition underwriting receipts.

Cash Flows from Investing Activities: Cash flows used in investing activities were $77.3 million and $17.6 million for the six months ended June 30, 2011 and 2010, respectively. Cash expenditures for seismic data were $79.1 million and $17.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash invested in seismic data for 2011 compared to 2010 was due to increased data acquisition activity in both the U.S. and Canada.

Cash Flows from Financing Activities: Cash flows provided by (used in) financing activities were $116.8 million and ($163,000) for the six months ended June 30, 2011 and 2010, respectively. The increase in cash provided by financing activities was due to a $125.0 million cash capital contribution by Holdings in connection with the minority interest investment in Holdings by Centerbridge in May 2011. This increase in cash was offset by $6.1 million in costs paid in conjunction with our new Credit Facility and the Centerbridge transaction and $2.0 million in principal payments on our 11.75% Senior Notes.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses and principal and interest on our senior notes, borrowings under our Credit Facility and our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Credit Facility and otherwise subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes

As of June 30, 2011, we had a net deferred tax liability of $2.5 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $109.9 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of June 30, 2011, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $0.3 million which was recognized as it is more likely than not that the state deferred tax asset will be realized.

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

Capital Expenditures

During the six months ended June 30, 2011, capital expenditures for seismic data and other property and equipment amounted to $73.0 million. Our capital expenditures for the remainder of 2011 are presently estimated to be $90.8 million. The first six months of 2011 actual and 2011 estimated remaining capital expenditures are comprised of the following (in thousands):

		Six Months Ended June 30, 2011		Estimate for Remainder of 2011		Total Estimate for 2011

New data acquisition	$	65,171	$	85,329	$	150,500
Cash purchases and data processing		2,041		959		3,000
Non-monetary exchanges		5,006		3,994		9,000
Property and equipment and other		739		561		1,300

Total capital expenditures		72,957		90,843		163,800
Less: Non-monetary exchanges		(5,006)		(3,994)		(9,000)
Changes in working capital		11,867		-		11,867

Cash investment per statement of cash flows	$	79,818	$	86,849	$	166,667

Capital expenditures funded from operating cash flow are as follows (in thousands):

		Six Months Ended June 30, 2011		Estimate for Remainder of 2011		Total Estimate for 2011

Total capital expenditures	$	72,957	$	90,843	$	163,800
Less: Non-cash additions		(5,006)		(3,994)		(9,000)
Cash underwriting		(33,646)		(52,654)		(86,300)

Capital expenditures funded from operating cash flow	$	34,305	$	34,195	$	68,500

As of August 8, 2011, we had capital expenditure commitments related to data acquisition projects of approximately $92.9 million, of which we have obtained approximately $56.6 million of cash underwriting and $0.9 million of underwriting for non-monetary exchanges. We anticipate incurring approximately $65.0 million of the capital expenditure commitment and $40.0 million of the total underwriting in 2011.

Reconciliation of Non-GAAP to GAAP Financial Measures

The following table summarizes the percentage increases (decreases) between the six months ended June 30, 2011 and June 30, 2010 for cash resales and total revenue:

6M10 to 6M11

Cash resales	3%
Total revenue	45%

The following table shows the percentage of cash resales and total revenue generated from 3D data in unconventional plays and from conventional 3D, 2D and offshore data for the three and six months ended June 30, 2011 and June 30, 2010:

	2Q11	2Q10	6M11	6M10

Unconventional 3D data cash resales	60%	68%	66%	65%
Unconventional 3D data total revenue	74%	52%	79%	65%
Conventional 3D, 2D and offshore data cash resales	40%	32%	34%	35%
Conventional 3D, 2D and offshore data total revenue	23%	46%	19%	32%

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of June 30, 2011, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2011.

Item 4T.    CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.1

Amended and Restated Advisory Agreement, dated May 23, 2011, by and among Seitel, Inc., Seitel Holdings, Inc., ValueAct Capital Management L.P., and Centerbridge Advisors II, L.L.C. (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.2

Amended and Restated Securities Holders Agreement, dated May 23, 2011, by and among Seitel Holdings, Inc., ValueAct Capital Master Fund, L.P., Centerbridge Capital Partners II, L.P., Centerbridge Capital Partners SBS Il, L.P. and each of the Management Investors named therein (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.3

Amended and Restated Registration Rights Agreement, dated May 23, 2011 by and among Seitel Holdings, Inc., ValueAct Capital Master Fund, L.P., Centerbridge Capital Partners II, L.P., Centerbridge Capital Partners SBS II, L.P. and each of the Management Investors named therein (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.4

Credit Agreement, dated May 25, 2011, by and among Seitel, Inc. and Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.5

Security Agreement, dated May 25, 2011, by and among the Grantors listed on the signature pages thereto and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.6

Trademark Security Agreement, dated May 25, 2011, by and among the Grantors listed on the signature pages thereto and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.7	*	Amendment to the 2007 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 23, 2011.

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Dated: August 12, 2011	/s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: August 12, 2011	/s/	Marcia H. Kendrick
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

10.1

Amended and Restated Advisory Agreement, dated May 23, 2011, by and among Seitel, Inc., Seitel Holdings, Inc., ValueAct Capital Management L.P., and Centerbridge Advisors II, L.L.C. (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.2

Amended and Restated Securities Holders Agreement, dated May 23, 2011, by and among Seitel Holdings, Inc., ValueAct Capital Master Fund, L.P., Centerbridge Capital Partners II, L.P., Centerbridge Capital Partners SBS Il, L.P. and each of the Management Investors named therein (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.3

Amended and Restated Registration Rights Agreement, dated May 23, 2011 by and among Seitel Holdings, Inc., ValueAct Capital Master Fund, L.P., Centerbridge Capital Partners II, L.P., Centerbridge Capital Partners SBS II, L.P. and each of the Management Investors named therein (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.4

Credit Agreement, dated May 25, 2011, by and among Seitel, Inc. and Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.5

Security Agreement, dated May 25, 2011, by and among the Grantors listed on the signature pages thereto and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.6

Trademark Security Agreement, dated May 25, 2011, by and among the Grantors listed on the signature pages thereto and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.7	*	Amendment to the 2007 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 23, 2011.

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.