Form 10-Q
period 2011-09-30
SEITEL INC
filed 2011-11-10
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(713) 881-8900

Registrant’s telephone number, including area code:

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

Yes  ☐    No  ☒

As of November 7, 2011, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$38,607	$89,971
Receivables
Trade, net of allowance for doubtful accounts of $1,043 and $2,556, respectively	48,352	34,404
Notes and other, net of allowance for doubtful accounts of $1,501 and $0, respectively	2,729	84
Due from Seitel Holdings, Inc.	858	156
Seismic data library, net of accumulated amortization of $706,345 and $622,030, respectively	114,724	106,104
Property and equipment, net of accumulated depreciation and amortization of $11,143 and $9,704, respectively	4,790	5,446
Investment in marketable securities	174	3,102
Prepaid expenses, deferred charges and other	12,185	10,249
Intangible assets, net of accumulated amortization of $27,776 and $23,777, respectively	28,107	33,117
Goodwill	203,768	208,050
Deferred income taxes	326	326

TOTAL ASSETS	$454,620	$491,009

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued liabilities	$30,709	$53,170
Income taxes payable	608	8
Debt
Senior Notes	275,000	402,056
Notes payable	110	154
Obligations under capital leases	3,134	3,394
Deferred revenue	48,603	37,121
Deferred income taxes	1,635	2,128

TOTAL LIABILITIES	359,799	498,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	397,954	277,488
Retained deficit	(321,027)	(311,401)
Accumulated other comprehensive income	17,894	26,891

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	94,821	(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$454,620	$491,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2011	2010
REVENUE	$52,208	$46,140

EXPENSES:
Depreciation and amortization	34,052	45,021
Cost of sales	13	10
Selling, general and administrative	7,637	8,516

	41,702	53,547

INCOME (LOSS) FROM OPERATIONS	10,506	(7,407)

Interest expense, net	(7,198)	(10,194)
Foreign currency exchange gains (losses)	(1,631)	228
Loss on early extinguishment of debt	(7,912)	—
Other income	44	55

Loss before income taxes	(6,191)	(17,318)
Benefit for income taxes	(1,080)	(1,401)

NET LOSS	$(5,111)	$(15,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
REVENUE	$147,249	$111,478

EXPENSES:
Depreciation and amortization	99,712	121,788
Cost of sales	68	73
Selling, general and administrative	23,127	23,414

	122,907	145,275

INCOME (LOSS) FROM OPERATIONS	24,342	(33,797)

Interest expense, net	(27,622)	(30,520)
Foreign currency exchange gains (losses)	(1,174)	120
Loss on early extinguishment of debt	(7,912)	—
Gain on sale of marketable securities	2,467	52
Other income	208	189

Loss before income taxes	(9,691)	(63,956)
Benefit for income taxes	(65)	(3,211)

NET LOSS	$(9,626)	$(60,745)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(5,111)	$(15,917)	$(9,626)	$(60,745)

Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain (loss) arising during the period	(284)	2,829	(461)	3,124
Less: Reclassification adjustment for realized gains included in earnings	—	—	(2,467)	(52)

Foreign currency translation adjustments	(10,503)	3,925	(6,069)	2,107

Comprehensive loss	$(15,898)	$(9,163)	$(18,623)	$(55,566)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (Unaudited)

(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2010	100	$—	$277,488	$(311,401)	$26,891
Investment by Parent, net	—	—	120,066	—	—
Amortization of stock-based compensation costs	—	—	400	—	—
Net loss	—	—	—	(9,626)	—
Foreign currency translation adjustments	—	—	—	—	(6,069)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(461)
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	—	—	—	—	(2,467)

Balance, September 30, 2011	100	$—	$397,954	$(321,027)	$17,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(9,626)	$(60,745)
Depreciation and amortization	99,712	121,788
Loss on early extinguishment of debt	7,912	—
Deferred income tax benefit	(394)	(3,485)
Amortization of deferred financing costs	1,518	1,297
Amortization of debt premium	(56)	(73)
Amortization of stock-based compensation	400	2,729
Amortization of favorable facility lease	219	206
Allowance for collection of trade receivables	6	1,524
Non-cash other income	(98)	(42)
Non-cash revenue	(7,897)	(6,734)
Gain on sale of marketable securities	(2,467)	(52)
Increase in receivables	(17,485)	(17,794)
Decrease (increase) in other assets	15	(24)
Increase in deferred revenue	9,545	16,140
Decrease in accounts payable and other liabilities	(16,920)	(5,093)

Net cash provided by operating activities	64,384	49,642

Cash flows from investing activities:
Cash invested in seismic data	(102,712)	(30,042)
Cash paid to acquire property, equipment and other	(1,221)	(198)
Net proceeds from sale of marketable securities	2,467	52
Cash from sale of property, equipment and other	35	—
Advances to Seitel Holdings, Inc.	(752)	(9)
Repayment from Seitel Holdings, Inc.	50	—

Net cash used in investing activities	(102,133)	(30,197)

Cash flows from financing activities:
Principal payments on notes payable	(44)	(40)
Repayment of 9.75% Senior Notes	(131,094)	—
Repayment of 11.75% Senior Notes	(2,000)	—
Principal payments on capital lease obligations	(122)	(108)
Borrowings on line of credit	737	10
Payments on line of credit	(737)	(10)
Contributed capital	125,000	—
Costs of debt and equity transactions	(6,333)	(65)

Net cash used in financing activities	(14,593)	(213)

Effect of exchange rate changes	978	121

Net increase (decrease) in cash and equivalents	(51,364)	19,353

Cash and cash equivalents at beginning of period	89,971	26,270

Cash and cash equivalents at end of period	$38,607	$45,623

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,913	$39,381
Income taxes	$8,254	$15

Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$10,119	$7,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

September 30, 2011

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

•

Specific license contract—The customer licenses and selects data from the data library, including data currently in progress, at the time the contract is entered into and holds this license for a long-term period.

•

Library card license contract—The customer initially receives only access to data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The length of the selection periods under the library card contracts is limited in time and varies from customer to customer.

•

Review and possession license contract—The customer obtains the right to review a certain quantity of data for a limited period of time. During the review period, the customer may select specific data from that available for review to hold long-term under its license agreement. Any data not selected for long-term licensing must be returned to the Company at the end of the review period.

•	Review only license contract—The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.

The Company’s non-exclusive license contracts specify the following:

•	that all customers must also execute a master license agreement that governs the use of all data received under the Company’s non-exclusive license contracts;

•	the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;

•	the actual data that is accessible to the customer; and

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

Revenue from Non-Monetary Exchanges

In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library and, in some cases, services provided by Seitel Solutions (“Solutions”). In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. In addition, the Company may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from the Company’s library. These exchanges are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

•	the data license delivered is always distinct from the data received;

•	the customer forfeits ownership of its data; and

•	the Company retains ownership in its data.

In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, which is, when the data is selected by the customer, or revenue from data acquisition, as applicable, or as services are provided by Solutions. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Seismic data library additions	$5,113	$1,937	$10,119	$7,890

Revenue recognized on specific data licenses and selections of data	2,481	648	5,514	5,613

Revenue recognized related to acquisition contracts	931	310	2,314	1,121

Revenue recognized related to Solutions	69	—	69	—

Revenue from Seitel Solutions

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $518,000 and $418,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,420,000 and $1,228,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2011, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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

Seismic Data Library Impairment

The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) Marcellus and Utica, (g) other United States and (h) Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

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

The Company did not have any impairment charges during the nine months ended September 30, 2011 or 2010.

NOTE D-INCOME TAXES

In February 2006, Olympic Seismic Ltd. (“Olympic”), a wholly owned subsidiary of the Company, was notified by Canada Revenue Agency (“CRA”) that CRA was going to perform an audit of certain aspects of Olympic’s tax returns for the years 2003 and 2004. In February 2009, CRA notified the Company that the current audit was expanded to include years from 2005 through 2007. In April 2011, the Company received notification that CRA concluded their audits, disallowing Olympic’s deductions for certain royalties payable to the Company’s U.S. entities for years 2003 to 2007. Olympic and the Company object to and are appealing the audit results. As a condition to appeal the audit results, Olympic was required to pay $7.6 million (Canadian) to CRA and did so in May 2011 and made an additional $0.1 million payment in the third quarter of 2011. These payments, which included amounts for taxes, penalties and interest assessed by CRA, have been shown as income tax payments in the Consolidated Statement of Cash Flows because the amounts paid can be applied interchangeably to the amounts which may ultimately be due to CRA. As of September 30, 2011, the appeal process has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the appeal based on management’s assessment of the probability of the outcome of the appeal, net of certain payments made to CRA.

NOTE E-DEBT

The following is a summary of the Company’s debt (in thousands):

	September 30, 2011	December 31, 2010
9.75% Senior Notes	$275,000	$400,000
11.75% Senior Notes	—	2,000
Credit Facility	—	—
Canadian Credit Facility	—	—
Note payable to former executive	110	154

	275,110	402,154
Plus: Premium on debt	—	56

	$275,110	$402,210

9.75% Senior Unsecured Notes: On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the “9.75% Senior Notes”). The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the February 14, 2007 merger of Seitel Acquisition Corp. with and into the Company pursuant to a merger agreement between the Company and Seitel Acquisition Corp. and Seitel Holdings, Inc. dated October 31, 2006 (the “Merger”). As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007. On July 1, 2011, the Company redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding in accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Accordingly, the Company recorded a loss on early extinguishment of debt of $7.9 million, which included the write-off of unamortized issue expenses, for the three and nine months ended September 30, 2011. The remaining notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2011:
Cash equivalents	$37,515	$37,515	$—	$—
Investment in stock options related to equity securities	174	—	174	—

At December 31, 2010:
Cash equivalents	$89,581	89,581	$—	$—
Investment in equity securities	2,232	2,232	—	—
Investment in stock options related to equity securities	870	—	870	—

The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2011 or September 30, 2010.

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

During the nine months ended September 30, 2011 and 2010, the Company sold a portion of its investment in equity securities for proceeds totaling $2.5 million and $52,000, respectively. Total realized gains were equal to proceeds received.

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $253.5 million as of September 30, 2011, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $253.4 million at September 30, 2011. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $386.1 million as of December 31, 2010, compared to the book value of $402.2 million. The quoted market price of the 9.75% Senior Notes was $384.0 million at December 31, 2010.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE H-RELATED PARTY TRANSACTIONS

In June 2011, the Company entered into a licensing agreement for $335,000 with Texoz E&P, Inc., a wholly owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo Energy LLC, of which the Company owns 20% and has a representative on its board of directors. The Company received shares and stock options in Texon in connection with its formation. As of September 30, 2011, the Company has sold all of its shares in Texon but continues to hold stock options.

NOTE I-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at September 30, 2011 and December 31, 2010 includes $122,000 and $186,000, respectively of restricted cash related to collateral on seismic operations bonds. The balance at September 30, 2011 also includes $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Non-monetary exchanges related to resale licensing revenue	$6,871	$3,371
Non-monetary exchanges from underwriting of new data acquisition	3,202	2,701
Other non-monetary exchanges	188	42
Completion of data in progress from prior non-monetary exchanges	—	3,199
Less: Non-monetary exchanges for data in progress	(142)	(1,423)

Total non-cash additions to seismic data library	$10,119	$7,890

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Acquisition revenue on underwriting from non-monetary exchange contracts	$2,314	$1,121
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	5,514	5,613
Solutions revenue recognized from non-monetary exchange contracts	69	—

Total non-cash revenue	$7,897	$6,734

NOTE J-COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2011, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” The ASU was issued to simplify the testing of goodwill for impairment. The standard permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test currently prescribed in Accounting Standards Codification Topic 350. Otherwise, the two-step goodwill impairment test is not required. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2011-08, but does not expect the standard to have a significant impact on its financial statements.

NOTE L-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. As of September 30, 2011, $275.0 million aggregate principal amount remains outstanding. The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2011 and December 31, 2010, and the consolidating condensed statements of operations and statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$31,907	$6,700	$—	$38,607
Receivables
Trade, net	—	35,955	12,397	—	48,352
Notes and other	520	47	2,162	—	2,729
Due from Seitel Holdings, Inc.	—	858	—	—	858
Intercompany receivables (payables)	91,032	(75,070)	(15,962)	—	—
Investment in subsidiaries	258,126	415,008	1,262	(674,396)	—
Net seismic data library	—	73,462	41,262	—	114,724
Net property and equipment	—	1,551	3,239	—	4,790
Investment in marketable securities	—	174	—	—	174
Prepaid expenses, deferred charges and other	4,916	6,673	596	—	12,185
Intangible assets, net	900	17,265	9,942	—	28,107
Goodwill	—	107,688	96,080	—	203,768
Deferred income taxes	—	326	—	—	326

TOTAL ASSETS	$355,494	$615,844	$157,678	$(674,396)	$454,620

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$3,347	$18,050	$9,312	$—	$30,709
Income taxes payable	110	—	498	—	608
Senior Notes	275,000	—	—	—	275,000
Notes payable	110	—	—	—	110
Obligations under capital leases	—	—	3,134	—	3,134
Deferred revenue	—	40,310	8,293	—	48,603
Deferred income taxes	—	—	1,635	—	1,635

TOTAL LIABILITIES	278,567	58,360	22,872	—	359,799

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	397,954	—	—	—	397,954
Parent investment	—	764,752	156,914	(921,666)	—
Retained deficit	(321,027)	(207,442)	(39,828)	247,270	(321,027)
Accumulated other comprehensive income	—	174	17,720	—	17,894

TOTAL STOCKHOLDER’S EQUITY	76,927	557,484	134,806	(674,396)	94,821

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$355,494	$615,844	$157,678	$(674,396)	$454,620

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$75,068	$14,903	$—	$89,971
Receivables
Trade, net	—	23,269	11,135	—	34,404
Notes and other	—	70	14	—	84
Due from Seitel Holdings, Inc.	—	156	—	—	156
Intercompany receivables (payables)	128,299	(124,507)	(3,792)	—	—
Investment in subsidiaries	246,883	414,476	1,262	(662,621)	—
Net seismic data library	—	74,719	31,385	—	106,104
Net property and equipment	—	1,402	4,044	—	5,446
Investment in marketable securities	—	3,102	—	—	3,102
Prepaid expenses, deferred charges and other	6,948	2,912	389	—	10,249
Intangible assets, net	900	19,674	12,543	—	33,117
Goodwill	—	107,688	100,362	—	208,050
Deferred income taxes	—	326	—	—	326

TOTAL ASSETS	$383,030	$598,355	$172,245	$(662,621)	$491,009

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$14,731	$18,410	$20,029	$—	$53,170
Income taxes payable	2	—	6	—	8
Senior Notes	402,056	—	—	—	402,056
Notes payable	154	—	—	—	154
Obligations under capital leases	—	—	3,394	—	3,394
Deferred revenue	—	31,140	5,981	—	37,121
Deferred income taxes	—	—	2,128	—	2,128

TOTAL LIABILITIES	416,943	49,550	31,538	—	498,031

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock	—	—	—	—	—
Additional paid-in capital	277,488	—	—	—	277,488
Parent investment	—	764,752	156,908	(921,660)	—
Retained deficit	(311,401)	(219,050)	(39,989)	259,039	(311,401)
Accumulated other comprehensive income	—	3,103	23,788	—	26,891

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(33,913)	548,805	140,707	(662,621)	(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$383,030	$598,355	$172,245	$(662,621)	$491,009

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
REVENUE	$—	$102,973	$45,245	$(969)	$147,249

EXPENSES:
Depreciation and amortization	—	64,744	34,968	—	99,712
Cost of sales	—	61	7	—	68
Selling, general and administrative	1,278	14,498	8,320	(969)	23,127

	1,278	79,303	43,295	(969)	122,907

INCOME (LOSS) FROM OPERATIONS	(1,278)	23,670	1,950	—	24,342

Interest expense, net	(12,047)	(14,972)	(603)	—	(27,622)
Foreign currency exchange gains (losses)	—	4	(1,178)	—	(1,174)
Loss on early extinguishment of debt	(7,912)	—	—	—	(7,912)
Gain on sale of marketable securities	—	2,467	—	—	2,467
Other income	3	27	178	—	208

Income (loss) before income taxes and equity in income of subsidiaries	(21,234)	11,196	347	—	(9,691)
Provision (benefit) for income taxes	—	(251)	186	—	(65)
Equity in income of subsidiaries	11,608	161	—	(11,769)	—

NET INCOME (LOSS)	$(9,626)	$11,608	$161	$(11,769)	$(9,626)

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

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,639)	$78,628	$24,395	$—	$64,384

Cash flows from investing activities:
Cash invested in seismic data	—	(57,493)	(45,219)	—	(102,712)
Cash paid to acquire property, equipment and other	—	(1,055)	(166)	—	(1,221)
Net proceeds from sale of marketable securities	—	2,467	—	—	2,467
Cash from sale of property, equipment and other	—	34	1	—	35
Advances to Seitel Holdings, Inc.	—	(752)	—	—	(752)
Repayment from Seitel Holdings, Inc.	—	50	—	—	50

Net cash used in investing activities	—	(56,749)	(45,384)	—	(102,133)

Cash flows from financing activities:
Principal payments on notes payable	(44)	—	—	—	(44)
Repayment of 9.75% Senior Notes	(131,094)	—	—	—	(131,094)
Repayment of 11.75% Senior Notes	(2,000)	—	—	—	(2,000)
Principal payments on capital lease obligations	—	—	(122)	—	(122)
Borrowings on line of credit	—	—	737	—	737
Payments on line of credit	—	—	(737)	—	(737)
Contributed capital	125,000	—	—	—	125,000
Costs of debt and equity transactions	(6,263)	—	(70)	—	(6,333)
Intercompany transfers	53,040	(65,040)	12,000	—	—

Net cash provided by (used in) financing activities	38,639	(65,040)	11,808	—	(14,593)

Effect of exchange rate changes	—	—	978	—	978

Net decrease in cash and cash equivalents	—	(43,161)	(8,203)	—	(51,364)
Cash and cash equivalents at beginning of period	—	75,068	14,903	—	89,971

Cash and cash equivalents at end of period	$—	$31,907	$6,700	$—	$38,607

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,224)	$69,025	$19,841	$—	$49,642

Cash flows from investing activities:
Cash invested in seismic data	—	(19,070)	(10,972)	—	(30,042)
Cash paid to acquire property, equipment and other	—	(153)	(45)	—	(198)
Net proceeds from sale of marketable securities	—	52	—	—	52
Return of capital from subsidiary	—	4,501	(4,501)	—	—
Advances to Seitel Holdings, Inc.	—	(9)	—	—	(9)

Net cash used in investing activities	—	(14,679)	(15,518)	—	(30,197)

Cash flows from financing activities:
Principal payments on notes payable	(40)	—	—	—	(40)
Principal payments on capital lease obligations	—	—	(108)	—	(108)
Borrowings on line of credit	—	—	10	—	10
Payments on line of credit	—	—	(10)	—	(10)
Costs of debt and equity transactions	(65)	—	—	—	(65)
Intercompany transfers	39,329	(39,329)	—	—	—

Net cash provided by (used in) financing activities	39,224	(39,329)	(108)	—	(213)

Effect of exchange rate changes	—	—	121	—	121

Net increase in cash and cash equivalents	—	15,017	4,336	—	19,353
Cash and cash equivalents at beginning of period	—	24,221	2,049	—	26,270

Cash and cash equivalents at end of period	$—	$39,238	$6,385	$—	$45,623

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

General

Our products and services are used by oil and gas companies to assist in oil and gas exploration and development and management of hydrocarbon reserves. Prior to the recent shift in activity from conventional to resource plays, seismic data had been used for both exploration and production purposes but with a heavy bias towards exploration. With this recent shift, customer bias has reversed and seismic data is heavily employed in production, especially in the design of horizontal drilling and fracking programs. We own an extensive library of proprietary onshore and offshore seismic data that we license to a wide range of oil and gas companies. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

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

North America Drilling Activity: With relatively strong oil prices and weak natural gas prices, drilling activity has shifted to basins with liquids-rich hydrocarbons, such as the Eagle Ford, Bakken and Niobrara areas. There are an increasing number of horizontal rigs drilling in oil- and liquids-rich basins and we believe that activity in these basins will continue to increase more rapidly than in the gas basins.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	$0000.00	$0000.00	$0000.00	$0000.00
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash resales	$37,999	$44,429	$92,147	$96,842
Other revenue components:
Acquisition revenue	14,672	9,697	49,701	22,674
Non-monetary exchanges	856	—	6,871	4,050
Revenue recognition adjustments	(2,531)	(8,707)	(4,769)	(14,767)
Solutions and other	1,212	721	3,299	2,679

Total revenue	$52,208	$46,140	$147,249	$111,478

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

	$0000.00	$0000.00	$0000.00	$0000.00
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash EBITDA	$32,055	$37,123	$77,060	$79,149
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	14,672	9,697	49,701	22,674
Non-monetary exchanges	856	—	6,871	4,050
Revenue recognition adjustments	(2,531)	(8,707)	(4,769)	(14,767)
Solutions non-cash revenue	69	—	69	—
Less:
Gain on sale of marketable securities	—	—	(2,467)	(52)
Depreciation and amortization	(34,052)	(45,021)	(99,712)	(121,788)
Non-recurring corporate expenses	(437)	—	(1,792)	(128)
Non-cash operating expenses	(126)	(499)	(619)	(2,935)

Operating income (loss)	$10,506	$(7,407)	$24,342	$(33,797)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2011 to November 7, 2011, we completed the addition of approximately 2,100 square miles of seismic data to our library. As of November 7, 2011, we had approximately 1,900 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2010.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Acquisition revenue:
Cash underwriting	$13,741	$9,387	$47,387	$21,553
Underwriting from non-monetary exchanges	931	310	2,314	1,121

Total acquisition revenue	14,672	9,697	49,701	22,674

Resale licensing revenue:
Cash resales	37,999	44,429	92,147	96,842
Non-monetary exchanges	856	—	6,871	4,050
Revenue recognition adjustments	(2,531)	(8,707)	(4,769)	(14,767)

Total resale licensing revenue	36,324	35,722	94,249	86,125

Total seismic revenue	50,996	45,419	143,950	108,799

Solutions and other	1,212	721	3,299	2,679

Total revenue	$52,208	$46,140	$147,249	$111,478

Total revenue increased $6.1 million, or 13%, to $52.2 million in the third quarter of 2011 from $46.1 million in the third quarter of 2010 primarily due to an increase in acquisition revenue. Acquisition revenue increased $5.0 million in the third quarter of 2011 compared to the third quarter 2010 due to increased activity in new data acquisition projects. The majority of our acquisition revenue in the third quarter of 2011 occurred in the key active resource plays in North America including Eagle Ford in south Texas, Marcellus in Pennsylvania, Niobrara in Colorado and Montney in British Columbia. Total resale licensing revenue was $36.3 million in the third quarter of 2011 compared to $35.7 million in the third quarter of 2010. Cash resales in the third quarter of 2011 were $38.0 million compared to $44.4 million in the third quarter of 2010. Cash resales from 3D data located in unconventional plays totaled $32.5 million, or 86%, of our cash resales in the third quarter of 2011 compared to $41.0 million, or 92%, in the third quarter of 2010. Cash resales from conventional 3D, 2D and offshore data totaled $5.5 million and $3.4 million in the third quarters of 2011 and 2010, respectively. Non-monetary exchanges totaled $0.9 million in the third quarter of 2011. These transactions fluctuate quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. In the third quarter of 2011, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts primarily as a result of new library card contracts entered into in the third quarter. In the third quarter of 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts, primarily as a result of cash resales on data that were still in the acquisition phase requiring deferral since the data products were not yet available for delivery.

Total revenue for the first nine months of 2011 was $147.2 million, an increase of $35.8 million, or 32%, from the first nine months of 2010 total revenue of $111.5 million. Acquisition revenue was $49.7 million for the first nine months of 2011, more than double the first nine months of 2010. The increase was primarily attributable to new data acquisition activity both in the U.S. and Canada following reduced activity in 2010 caused by the 2009 economic downturn. Total resale licensing revenue was $94.2 million in the first nine months of 2011 compared to $86.1 million in the first nine months of 2010, reflecting continuing client demand for our data located in resource plays as well as data in conventional areas. Cash resales in the first nine months of 2011 were $92.1 million, compared to $96.8 million in the first nine months of 2010. Cash resales from 3D data located in unconventional plays totaled $68.0 million, or 74%, of our cash resales in the first nine months of 2011 compared to $75.3 million, or 78%, in the first nine months of 2010. Cash resales from conventional 3D, 2D and offshore data totaled $24.1 million and $21.6 million in the first nine months of 2011 and 2010, respectively. Non-monetary exchanges increased $2.8 million from the first nine months of 2010 to 2011; these transactions fluctuate quarter to quarter depending upon the data available for trade. The decrease of $10.0 million in revenue recognition adjustments from the first nine months of 2010 to the first nine months of 2011 was primarily due to recognition of revenue previously deferred as a result of new data acquisition projects being completed and delivered partially offset by an increase in the deferral of new licensing contracts.

At September 30, 2011, we had a deferred revenue balance of $48.6 million, compared to the December 31, 2010 balance of $37.1 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization

Depreciation and amortization was composed of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	$121,788	$121,788	$121,788	$121,788
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization of seismic data:
Income forecast	$25,880	$22,008	$67,455	$57,008
Straight-line	6,183	21,084	26,267	58,948

Total amortization of seismic data	32,063	43,092	93,722	115,956
Depreciation of property and equipment	534	507	1,603	1,567
Amortization of acquired intangibles	1,455	1,422	4,387	4,265

Total	$34,052	$45,021	$99,712	$121,788

Total seismic data library amortization amounted to $32.1 million in the third quarter of 2011 compared to $43.1 million in the third quarter of 2010 and $93.7 million for the first nine months of 2011 compared to $116.0 million for the first nine months of 2010. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. Additionally, the step-up in our data library value resulting from the merger transaction in February 2007 became fully amortized in the first quarter of 2011 which has resulted in a decrease in the level of straight-line amortization in the 2011 periods.

Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	$25,880	$25,880	$25,880	$25,880
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Amortization	2011	2010	2011	2010
Income forecast	50.8%	48.5%	46.9%	52.4%
Straight-line	12.1%	46.4%	18.2%	54.2%

Total	62.9%	94.9%	65.1%	106.6%

The percentage of income forecast amortization to total seismic revenue increased between the third quarters of 2011 and 2010 primarily due to the higher level of acquisition revenue. The percentage of income forecast amortization to total seismic revenue decreased between the first nine months of 2011 and 2010 primarily due to an increase in the level of resales from data whose costs were fully amortized. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the third quarter and first nine months of 2011, 37% and 50%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 40% and 33% in the third quarter and first nine months of 2010, respectively. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $14.9 million between the third quarters of 2010 and 2011 and $32.7 million between the first nine months of 2010 and 2011 due to the distribution of revenue among the various seismic surveys and because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the merger on February 14, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $7.6 million in the third quarter of 2011 compared to $8.5 million in the third quarter of 2010 and $23.1 million in the first nine months of 2011 compared to $23.4 million in the first nine months of 2010. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash SG&A expenses	$7,511	$8,017	$22,508	$20,479
Non-cash compensation expense	54	430	400	2,729
Non-cash rent expense	72	69	219	206

Total	$7,637	$8,516	$23,127	$23,414

The decrease in cash SG&A expenses of $0.5 million from the third quarter of 2010 to the third quarter of 2011 was primarily due to a decrease in our bad debt expense of $1.5 million partially offset by (i) an increase of $0.3 million in salaries and benefits primarily due to merit increases on base salary, increased health insurance costs and increased 401(k) expense; (ii) an increase of $0.4 million in non-recurring expenses related to severance costs and (iii) an increase of $0.3 million in various other expenses.

The increase in cash SG&A expenses of $2.0 million from the first nine months of 2010 to the first nine months of 2011 was primarily due to (i) an increase of $1.4 million in salaries and benefits; (ii) an increase of $1.7 million in non-recurring expenses, mainly professional fees incurred with respect to evaluating debt restructuring alternatives and severance costs and (iii) an increase of $0.4 million in various other expenses. These increases were partially offset by a $1.5 million decrease in our bad debt expense.

The decrease in non-cash compensation expense between quarters and the first nine months was due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years. The decrease between the nine month periods was also attributable to the repricing of our outstanding stock options in May 2010, resulting in additional non-cash compensation expense recognition at that time.

Interest Expense, Net

Interest expense, net, was $7.2 million in the third quarter of 2011 compared to $10.2 million in the third quarter of 2010 and $27.6 million in the first nine months of 2011 compared to $30.5 million in the first nine months of 2010. The decrease in interest expense between the periods was due to the repayment of $125.0 million of our 9.75% Senior Notes on July 1, 2011.

Other Income (Expense)

The call premium paid to repay $125.0 million of our 9.75% Senior Notes along with the write-off of the related unamortized issuance costs resulted in a $7.9 million loss on early extinguishment of debt in the third quarter and first nine months of 2011.

During the nine months ended September 30, 2011 and 2010, we sold $2.5 million and $52,000, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.

Income Taxes

Income tax benefit was $1.1 million in the third quarter of 2011 compared to $1.4 million in the third quarter of 2010. The benefit in the third quarter of 2011 was comprised of (i) a benefit of $0.4 million related to our Canadian operations and (ii) a benefit $0.7 million related to U.S. state taxes. The benefit in the third quarter of 2010 was comprised of (i) a benefit of $1.6 million related to our Canadian operations, (ii) an expense of $0.1 million related to principal and interest on uncertain tax positions and (iii) $0.1 million expense related to U.S. state taxes. The Federal tax benefit in both the third quarter of 2011 and 2010 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Income tax benefit was $0.1 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively. The benefit for the first nine months of 2011 was comprised of (i) an expense of $0.2 million related to interest on uncertain tax positions and (ii) a benefit of $0.3 million related to U.S. state taxes. The benefit for the first nine months of 2010 was comprised of (i) a benefit of $3.8 million related to our Canadian operations, (ii) an expense of $0.3 million related to principal and interest on uncertain tax positions and (iii) $0.3 million in U.S. state tax expense. The Federal tax benefit in both the first nine months of 2011 and 2010 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

Liquidity and Capital Resources

As of September 30, 2011, we had $38.6 million in consolidated cash, cash equivalents and short-term investments, including $242,000 of restricted cash. In addition to the cash on our balance sheet, other sources of liquidity include our Credit Facility described below.

Credit Facility: On May 25, 2011 we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of our existing 9.75% Senior Notes. The Credit Facility requires that we maintain certain minimum excess availability (as defined in the Credit Facility) levels or the fixed charge coverage ratio (as defined in the Credit Facility) shall not be less than 1.00 to 1.00. As of September 30, 2011, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. On July 1, 2011, we redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15. As of September 30, 2011, $275.0 million of the 9.75% Senior Notes remain outstanding.

We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $64.4 million and $49.6 million for the nine months ended September 30, 2011 and 2010, respectively. Operating cash flows for 2011 increased from 2010 primarily due to increased collections on acquisition underwriting partially offset by lower collections on cash resales and tax payments made to appeal the results of the CRA audit of Olympic.

Cash Flows from Investing Activities: Cash flows used in investing activities were $102.1 million and $30.2 million for the nine months ended September 30, 2011 and 2010, respectively. Cash expenditures for seismic data were $102.7 million and $30.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash invested in seismic data for 2011 compared to 2010 was due to increased data acquisition activity in both the U.S. and Canada.

Cash Flows from Financing Activities: Cash flows used in financing activities were $14.6 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. In the first nine months of 2011, our financing activities primarily consisted of the following: (i) a $125.0 million cash capital contribution by Holdings in connection with the minority interest investment in Holdings by Centerbridge in May 2011, (ii) $131.1 million in principal and premium payments on our 9.75% Senior Notes, (iii) $6.3 million in costs paid in conjunction with our Credit Facility and the Centerbridge transaction and (iv) $2.0 million in principal payments on our 11.75% Senior Notes.

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

Deferred Taxes

As of September 30, 2011, we had a net deferred tax liability of $1.6 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $111.9 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of September 30, 2011, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $0.3 million which was recognized as it is more likely than not that the state deferred tax asset will be realized.

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

Capital Expenditures

During the nine months ended September 30, 2011, capital expenditures for seismic data and other property and equipment amounted to $105.8 million. Our capital expenditures for the remainder of 2011 are presently estimated to be $54.5 million. The first nine months of 2011 actual and 2011 estimated remaining capital expenditures are comprised of the following (in thousands):

	Nine Months	Estimate for	Total
	Ended	Remainder	Estimate
	September 30, 2011	of 2011	for 2011
New data acquisition	$91,814	$53,186	$145,000
Cash purchases and data processing	2,629	371	3,000
Non-monetary exchanges	10,119	181	10,300
Property and equipment and other	1,221	779	2,000

Total capital expenditures	105,783	54,517	160,300
Less: Non-monetary exchanges	(10,119)	(181)	(10,300)
Changes in working capital	8,269	—	8,269

Cash investment per statement of cash flows	$103,933	$54,336	$158,269

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Nine Months	Estimate for	Total
	Ended	Remainder	Estimate
	September 30, 2011	of 2011	for 2011
Total capital expenditures	$105,783	$54,517	$160,300
Less: Non-cash additions	(10,119)	(181)	(10,300)
Cash underwriting	(47,387)	(31,613)	(79,000)

Capital expenditures funded from operating cash flow	$48,277	$22,723	$71,000

As of November 7, 2011, we had capital expenditure commitments related to data acquisition projects of approximately $121.0 million, of which we have obtained approximately $72.3 million of cash underwriting and $2.1 million of underwriting from non-monetary exchanges. We anticipate incurring approximately $50 million of the capital expenditure commitment and $30 million of the total underwriting in the fourth quarter of 2011.

Reconciliation of Non-GAAP to GAAP Financial Measures

We believe the allocation of cash resales between unconventional and conventional plays provides useful additional information about current trends in our operations. The tables below compare such non-GAAP information to information related to the most comparable GAAP measure, total revenue.

The following table reconciles cash resales to revenue recognized and summarizes the percentage of cash resales and total revenue generated from 3D data located in unconventional plays for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	076,062	076,062	076,062	076,062
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Unconventional 3D data cash resales	$32,532	$41,049	$68,042	$75,279
Other revenue components:
Acquisition revenue	14,672	9,678	49,701	22,035
Non-monetary exchanges	733	—	6,446	—
Revenue recognition adjustments	(2,000)	(12,089)	(3,669)	(21,252)

Unconventional 3D data total revenue	$45,937	$38,638	$120,520	$76,062

Percentage of total cash resales	86%	92%	74%	78%
Percentage of total revenue	88%	84%	82%	68%

The following table reconciles cash resales to revenue recognized for conventional 3D, 2D and offshore data for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	$76,000,062	$76,000,062	$76,000,062	$76,000,062
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Conventional 3D, 2D and offshore data cash resales	$5,467	$3,380	$24,105	$21,563
Other revenue components:
Acquisition revenue	—	19	—	639
Non-monetary exchanges	123	—	425	4,050
Revenue recognition adjustments	(531)	3,382	(1,100)	6,485

Conventional 3D, 2D and offshore data total revenue	$5,059	$6,781	$23,430	$32,737

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of September 30, 2011, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk

Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2011.

Item 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

SEITEL, INC.

Dated: November 10, 2011	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: November 10, 2011	/s/ Marcia H. Kendrick
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