Form 10-K
period 2011-12-31
SEITEL INC
filed 2012-03-14
CIK 750813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 7, 2012 was zero. On March 7, 2012 there were a total of 100 shares of common stock outstanding.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers. Also note that we provide a cautionary discussion of risks and uncertainties under the captions “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

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

General

Seitel, Inc. and its wholly owned subsidiaries are collectively referred to in this report as “Seitel,” “the Company,” “we” and “us” except as otherwise noted. Seitel is a leading provider of onshore seismic data to the oil and gas industry in North America with a top position in many of the premier unconventional plays. Seismic data significantly increases the success rate of locating and developing commercial oil and gas deposits by producing detailed images of the earth’s subsurface. We own an extensive library of proprietary onshore and offshore seismic data that we license to a wide range of oil and gas companies. Our library includes a vast amount of data across many oil and gas basins and in plays, both unconventional and conventional. Unconventional plays are those that cannot be produced at economic flow rates, nor in economic volumes without the use of advanced stimulation techniques, usually for reasons of low permeability. The more common of these advanced stimulation techniques are horizontal drilling and hydraulic fracturing or any others that would enhance recovery rates. Included in these unconventional resources are heavy oil, tar sands, shale gas and oil, gas hydrates and coalbed methane. Over the past several years, we have embarked upon an aggressive campaign to acquire data in key North American unconventional plays and have established leading seismic market positions in many of those plays, including the Eagle Ford in south Texas, Marcellus in Pennsylvania, Niobrara in Colorado, Haynesville (Bossier) in east Texas, and, Montney, Cardium and Horn River in British Columbia.

Our products and services are critical for oil and gas exploration and development and management of hydrocarbon reserves by exploration and production (“E&P”) companies. Prior to the recent shift in activity from conventional to unconventional plays, seismic data had been used for both exploration and production purposes but with a heavy bias towards exploration. With this recent shift, customer bias has reversed and seismic data is heavily employed in production, especially in the design of horizontal drilling and fracking programs. The importance of seismic data usage in the exploration, development and management process drives demand for data in our library.

We have built a library of onshore three-dimensional (“3D”) seismic data that we believe is the largest available for licensing in North America. We own over 45,000 square miles of 3D and approximately 1.1 million linear miles of two-dimensional (“2D”) seismic data concentrated primarily in the major active North American oil and gas producing regions. Over the past several years, we have aggressively focused our acquisition activity in unconventional plays. Today, we believe we are among the most active seismic data providers (measured in square miles) in some of the more prolific unconventional plays, including the Eagle Ford, Marcellus, Niobrara, Haynesville (Bossier), Montney, Cardium and Horn River. Our library also consists of data targeted at conventional plays and shot before we embarked on our current strategy of targeting data from unconventional plays. This earlier segment of the database, although originally targeted at conventional plays, will, in some cases, coincide with more recent shale and tight sand activity occurring at the same geographic location but at a different depth. This phenomenon has driven increased sales from the earlier segment of the database and has bolstered our position as a leading seismic data provider in the newly defined unconventional plays. The early moves by our customers into unconventional plays tended to be into shale gas, and our activity matched that shift into areas such as the Haynesville, southern Eagle Ford and southern Montney. More recently, oil and gas prices have resulted in a further shift into areas that are oil prone and areas that are gas prone but with high natural gas liquids content. We also own a library of offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico and the waters off the coast of Eastern Canada.

We serve a market which includes over 1,600 companies in the oil and gas industry. Our customers include large independent and major integrated oil and gas companies as well as small and mid-cap exploration and production companies. Our customers hire us to acquire new seismic data for their use and typically underwrite a significant portion of the cost of the data creation in exchange for an initial license to the data. We own the acquired data and license it repeatedly to additional parties on a non-exclusive basis.

Several factors lead to multiple licensing of our seismic data. An area bounded by 3D seismic data may have multiple mineral holders with none having a single contiguous position, or a single company may not hold mineral rights throughout all depths but is restricted to one or two geological horizons. Also, new oil and gas field discoveries and/or new drilling technologies can cause renewed exploration activity in a previously assessed surrounding area and pipeline and oil and gas infrastructure expansion may make new oil and gas fields economically viable. Due to the capital intensive nature of developing unconventional plays, many oil and gas companies seek partners to share in the cost of development and these partners will often need to purchase licenses for their own use. In addition, merger and acquisition activity can change the ownership of fields often requiring re-licensing of data. Each of these factors drives repeat demand for our existing seismic library.

We regularly add to our seismic data library by creating new seismic data. These data creation programs are substantially funded by our customers in exchange for a license granting them access to the newly acquired data which may occasionally include a limited exclusivity period. We do not employ seismic crews or own any seismic survey equipment but engage, as required, multiple third party contractors with qualified equipment and expertise to shoot new data. We believe this model provides enhanced flexibility allowing us to maximize or minimize ongoing capital expenditures as necessary and results in substantially less cash flow volatility by enabling us to respond quickly to changes in demand. We also purchase seismic surveys or entire seismic libraries from oil and gas companies which have discontinued their exploration and production in a particular geographical area and no longer require ownership of, or which have otherwise determined to sell, their data or library. These purchases are funded with cash or structured as non-monetary exchanges, whereby we acquire ownership of existing data from customers in exchange for a grant of a non-exclusive license to use other data from our library. We also create new value-added products by applying advanced seismic data processing or other quantitative analytical techniques to selected portions of our library. Historically, some of our seismic data has remained useful for decades after its creation. For example, we continue to license 3D data created 18 years ago and 2D data created over 20 years ago. We expect this to continue and our data to remain useful for extended periods after its creation.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit (“Solutions”), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In 2011 and 2010, approximately 98% of our revenues were attributable to revenue generated from customers underwriting data acquisitions and revenue from licensing of seismic data. In 2009, the percentage was approximately 96%. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note M to Notes to Consolidated Financial Statements for information about our revenue by geographical area.

Seitel is incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.

Corporate Transactions

On February 14, 2007, Seitel Acquisition Corp. (“Acquisition Corp.”) was merged with and into Seitel, pursuant to a merger agreement between Seitel, Acquisition Corp. and Seitel Holdings, Inc. (“Holdings”) dated October 31, 2006 (the “Merger”). Pursuant to the merger agreement, Seitel continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings. Holdings is an investment entity in which ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) owns a majority interest.

Under the terms of the merger agreement, our then existing stockholders (other than ValueAct Capital and management investors contributing certain of their shares of Seitel stock for ownership in Holdings) and option holders were paid a total consideration of $386.8 million. In connection with the Merger, the warrants held by ValueAct Capital totaling 15,037,568 were cancelled.

In connection with the Merger, Acquisition Corp. conducted a cash tender offer and consent solicitation for all of the $189.0 million aggregate principal amount of our 11.75% senior notes due 2011 (the “11.75% Senior Notes”). On February 14, 2007, we paid $187.0 million aggregate principal amount for all of the notes tendered. In connection with the tender offer and consent solicitation, we entered into a supplemental indenture, supplementing the indenture dated as of July 2, 2004 with respect to the 11.75% Senior Notes. The supplemental indenture effected certain amendments to the original indenture, primarily to eliminate substantially all of the restrictive covenants and certain events of default triggered or implicated by the Merger. The remaining $2.0 million aggregate principal amount of the 11.75% Senior Notes were paid in 2011.

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

In May 2011, Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P., “Centerbridge”) purchased a minority interest in Holdings for $125.0 million. Concurrently with the closing of this transaction, Holdings contributed $125.0 million to Seitel. The funds received were used to redeem $125.0 million of the 9.75% Senior Notes.

Description of Operations

Industry Conditions

The emergence of shale and other unconventional plays has brought about fundamental changes for the North American E&P industry. Because of advancements in horizontal drilling and fracturing technologies, unconventional plays are more economically viable at lower natural gas prices than most conventional basins in North America, which has driven a substantial increase in activity in such unconventional plays. However, the increase in natural gas supply and continuing high levels of storage have caused the price of natural gas to fall, which has driven a shift toward more oil and liquids-rich plays. The most active plays include the Eagle Ford, Niobrara and Marcellus in the United States and Montney and Cardium in Canada with several plays emerging, including the Granite Wash, Utica, Sussex and several in the Permian.

With the shift to unconventional plays, seismic data is increasingly tied to relatively stable development capital expenditures. Historically, seismic data was tied to exploration capital expenditures, which are significantly more volatile, as E&P companies used seismic data to increase the success rate of discovering hydrocarbon deposits. E&P companies now use seismic data in the shales as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted shale.

Land rig counts in North America were strong during 2011, achieving five-year highs (based on weekly rig counts) throughout the majority of the year. Horizontal rig activity continued to represent the majority of drilling activity. In addition, there has been a shift in the mix of U.S. drilling activity from natural gas to oil given stronger oil prices and weak natural gas prices. At the end of 2011, oil directed rigs represented approximately 60% of the activity. North America drilling activity is expected to hold relatively steady to slightly increasing in 2012.

The Energy Information Administration (“EIA”) expects a continued tightening of world oil markets over the next two years. Based on the EIA’s Short-Term Energy Outlook dated March 6, 2012, world oil consumption is projected to grow by an annual average of 1.1 million barrels per day in 2012 and 1.4 million barrels per day in 2013. The EIA expects both inventories and significant increases in the production of crude oil to meet world demand growth. Based on its March 6, 2012 report, the EIA also predicts the price of West Texas Intermediate crude oil to average about $106 per barrel in both 2012 and 2013 as compared to the average of $95 in 2011.

In this same report, the EIA projects that total natural gas consumption in 2012 will increase approximately 3.1% from 2011 and will increase approximately 1.0% from 2012 to 2013. Total marketed natural gas production grew approximately 7.9% in 2011, the largest year-over-year volumetric increase in history. While the EIA expects production growth to continue in 2012 and 2013, the projected increases occur at a much lower rate than in 2011 as low prices reduce new drilling plans. The EIA expects near-record high inventories to continue through most of 2012. Therefore, natural gas prices are not expected to increase significantly in the near term. The EIA predicts that wellhead natural gas prices will average about $2.83 per mcf in 2012 and $3.51 per mcf in 2013 as compared to the average of $3.90 per mcf in 2011.

We believe the use of 3D seismic data will continue to be an important part of oil and gas companies’ exploration and development spending as they are continually looking to reduce drilling risk, decrease oil and natural gas finding costs and increase the efficiencies of reservoir location, delineation, completion and management. In addition, we believe that seismic data is an essential component of oil and gas production activity in the shale plays. Seismic data can provide a wealth of insight into the shale, including areal extent, depth, thickness, faulting patterns and a number of complex rock properties. Such insights enhance our customers’ ability to design efficient and productive horizontal drilling and fracking programs. Understanding these unique shale features is critical for our customers as they develop their horizontal drilling plans, which can result in lateral drilling that reaches over one mile in each direction.

Seismic Data

Oil and gas companies consider seismic data an essential tool in finding and exploiting hydrocarbons. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or “step-out,” locations that would not otherwise be apparent. With the shift to unconventional plays, E&P companies now use seismic data in the shales as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted shale. The cost of seismic data is less than 1% of the total cost of exploration for most projects, but provides substantial benefits to operators. 3D seismic data provides a graphic depiction of the earth’s subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than 2D data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter’s ability to evaluate the probability of the existence and location of oil and gas deposits. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

Although we amortize our seismic data over a maximum period of four years, most of our seismic data has continued to generate licensing revenue past its amortization period. Assuming the data is sampled and gathered adequately in the field recording phase, it is amenable to re-evaluation and re-presentation multiple times, using new or alternate processing techniques as well as updated knowledge of the Earth model.

Management believes the level of resales from various vintages of our investment in seismic data is useful in order to assess the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2011, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2007	$42,270	33%	436,343	75%
Investments 2008 through 2011	85,068	67%	143,776	25%

Total 3D onshore	$127,338	100%	580,119	100%

(1)	Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the Merger.

The following presents a reconciliation of resale revenue for 3D onshore (a non-GAAP financial measure) to total revenue for the year ended December 31, 2011 (the most directly comparable GAAP financial measure) (in thousands):

Total resale revenue – 3D onshore	$127,338
Other revenue components:
Other resale revenue (principally offshore and 2D)	8,912
Acquisition revenue	77,406
Solutions and other revenue	4,352

Total revenue	$218,008

The following presents a reconciliation of net historical investment for 3D onshore data (a non-GAAP financial measure) to net book value at December 31, 2011 (the most directly comparable GAAP financial measure) (in thousands):

Net historical investment in seismic data – 3D onshore	$580,119
Add:
Acquisition revenue – 3D onshore	601,838
Other seismic data investment (principally offshore and 2D)	385,971
Foreign currency translation	40,166
Seismic projects in progress	67,743
Fair value adjustment resulting from Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(1,717,455)

Net book value	$120,694

Seismic Data Library

Our seismic data library includes onshore and offshore 3D data, 2D data and multi-component data. We have ownership in over 45,000 square miles of 3D and approximately 1.1 million linear miles of 2D seismic data concentrated primarily in the major North American oil and natural gas producing regions. Over the past several years, we have aggressively focused our acquisition activity on unconventional plays. Today, we believe we are among the most active seismic data providers (measured in square miles) in some of the more prolific unconventional plays, including the Eagle Ford, Marcellus, Niobrara, Haynesville (Bossier), Montney, Cardium and Horn River. Our library also consists of data targeted at conventional plays and shot before we embarked on our current strategy of targeting data from unconventional plays. We also own a library of offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico and the waters off the coast of Eastern Canada. The following table describes our 3D seismic data library, as well as data that we manage and market for third parties, as of March 7, 2012:

	Completed Surveys		Surveys in Progress
3D Data Library	Square Miles(1)	Percentage of Subtotal	Square Miles (1)
Haynesville	1,350	6%	—
Eagle Ford	4,000	18%	750
Niobrara/Bakken	2,100	9%	250
Marcellus and Utica	150	1%	600
Granite Wash	—	0%	350
Conventional 3D	15,200	66%	—

Total U.S. Onshore	22,800	100%	1,950

Montney	3,400	28%	250
Horn River	1,050	8%	—
Cardium	2,900	23%	50
Conventional 3D	5,100	41%	—

Total Canada	12,450	100%	300

U.S. Offshore	10,500	100%	—

Worldwide Total	45,750	100%	2,250

(1)	Square miles reflect mileage net to our revenue interest.

Onshore U.S. and Canada: Since 2008, our capital Investment in both the U.S. and Canada has been focused on unconventional plays, initially in the shale gas areas and more recently shifting towards oil and liquids-rich objectives. These shifts in focus are made in accordance with the activity of our clients and our ability to serve them is an important component of our growth strategy.

The U.S. onshore 3D conventional sector of our seismic data library is mainly comprised of our Gulf Coast Texas and southern Louisiana/Mississippi components, which we began accumulating in 1993. We also have relatively small amounts of 3D seismic data in other areas, such as Alabama, California, Michigan, Northern Louisiana and West Texas as well as an extensive 2D data library that continues to contribute to our licensing sales.

The Canadian onshore 3D conventional sector of our seismic data library is mainly comprised of data within the Western Canadian Basin, which we began accumulating in 1998. We also have an extensive 2D data library that continues to contribute to our licensing sales.

Offshore U.S. Gulf of Mexico: Our library of offshore data covers parts of the U.S. Gulf of Mexico shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico. We have accumulated our U.S. Gulf of Mexico offshore 3D data since 1993. Although we have not shot new offshore surveys since 2002, on occasion, we add offshore Gulf of Mexico data through non-monetary exchanges.

Data Library Growth

We regularly add to our library of seismic data by: (1) recording new data, (2) buying ownership of existing data for cash, (3) acquiring ownership of existing data through non-monetary exchanges or (4) creating new value-added products from data existing within our library.

Underwritten Data Acquisitions: We create new seismic data designed in conjunction with our customers and specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may occasionally have a limited exclusivity period. We consider the contracts signed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while it is in progress or once it is completed is considered a resale license. All of our data acquisition activity during 2011 occurred in unconventional plays, primarily the Eagle Ford in Texas, Marcellus in Pennsylvania, Niobrara in Colorado and both Montney and Cardium in Western Canada. All field work on these projects is outsourced to subcontractors. A significant percentage of the data processing for our U.S. projects is processed by our wholly owned subsidiary Seitel Data Processing, Inc. To date, all of the data processing for our Canadian projects has been outsourced to local subcontractors. In the first quarter of 2012, we began to form an internal data processing group in Canada with the intent that, over time, this group will grow to parallel the U.S. group and will undertake a high percentage of the processing work on our Canadian projects. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.

Cash Purchases: We purchase seismic data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and that meet our investment criteria.

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

Licenses and Marketing

We actively market data from our library to customers under non-exclusive license agreements using a well-developed marketing strategy combined with strong geophysical expertise. Our licenses are generally non-assignable and typically provide that in the event of a change of control of a customer-licensee, the surviving entity must pay a fee to maintain a license for any data it seeks to continue to use and for which such entity previously did not have a license. We employ an experienced sales force and it is our operating philosophy to actively market our seismic library. Our team of dedicated marketing specialists seeks to maximize license sale opportunities by monitoring petroleum industry exploration and development activities through close interaction with oil and gas companies on a daily basis. Our marketing team develops innovative contracting methods that have expanded the market for seismic data to our customers.

Licenses generally are granted for cash, payable within 30 days of invoice, although we sometimes permit a customer to make an initial payment upon inception of the license followed by periodic payments over time, usually not more than 12 months. Some licenses provide for additional payments to us if the licensee acquires additional mineral leases, drills wells or achieves oil or gas production in the areas covered by the licensed data.

Fundamental to our business model is the concept that once seismic data is created it is owned by us and added to our library for licensing to customers in the oil and gas industry on a non-exclusive basis. Since the data is a long lived asset, such data can be licensed repeatedly and over an extended period of time to different customers.

Backlog

At March 7, 2012, we had capital expenditure commitments related to data creation projects of approximately $165.7 million of which we have obtained approximately $100.9 million of underwriting. We anticipate that the majority of this backlog will be recognized over the next 12 months. This is compared to capital expenditure commitments at March 10, 2011 of $103.3 million with underwriting of approximately $64.0 million.

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

Customers

We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap exploration and production companies and private prospect generating individuals. One customer accounted for approximately 11% of our revenue during the year ended December 31, 2011. No one customer accounted for more than 10% of revenue during the years ended December 31, 2010 and 2009. We believe that the quality of our data, the breadth of its coverage in the major active North American basins and our longstanding commitment to client service enables us to attract top-tier clients. Because we do not acquire data speculatively, strategic relationships with our customers have been and will continue to be critical to our growth. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.

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

Seasonality and Timing Factors

Our results of operations fluctuate from quarter to quarter due to a number of factors. Our results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under our revenue recognition policy, revenue recognition from data licensing contracts is dependent upon, among other things, when the customer selects the data or when the data becomes available for delivery. As a result, our seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of our data licensing transactions provide for fees to us of under $750,000 per transaction, occasionally a single data license transaction from our library, including those resulting from the merger and acquisition or property sales activity of our customers, may be substantially larger. Such large license transactions, the completion and delivery of data or an unusually large number of, or reduction in, data selections by customers can materially impact our results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In our data creation activities, weather-related or other events outside our control may impact or delay surveys during any given quarter.

Employees

As of December 31, 2011, we and our subsidiaries had 118 full-time employees, including 5 executive officers,17 marketing staff and 33 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

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

Available Information

We make available free of charge, or through the "Investor Relations" section of our website at www.seitel.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our Code of Business Conduct and Ethics is also available through the "Investor Relations-Corporate Governance" section of our website or in print to anyone who requests them.

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

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the demand for our seismic data and related services.

Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Due to concerns that hydraulic fracturing may adversely affect drinking water supplies, the U.S. Environmental Protection Agency (“EPA”) is undertaking a comprehensive research study to investigate any potential adverse impact that hydraulic fracturing may have on water quality and public health. The initial study results are expected to be available in 2012. An additional report is expected to be available in 2014. The EPA also has indicated that it intends to regulate hydraulic fracturing utilizing diesel fuels under its underground injection control permitting program, announced plans to develop standards for discharges of hydraulic fracturing wastewaters, proposed air standards for certain hydraulic fracturing operations and initiated a process for collecting health information and other data about fracturing additives. Separately, the U.S. Department of the Interior has announced plans to develop new rules for hydraulic fracturing on public lands that would address disclosure of chemicals used in the process, well bore integrity and handling of flowback water. Aside from these federal initiatives, several state and local governments have moved to require disclosure of fracturing fluid components or otherwise to regulate their use more closely. In certain areas of the country, new drilling permits for hydraulic fracturing have been put on hold pending development of additional standards. Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays and/or increase operating costs and additional regulatory burdens on operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the demand for our seismic data and related services.

Economic conditions could adversely affect demand for our seismic data and related services and may increase our credit risk of customer non-payment.

Prices for oil and natural gas have been volatile. Commencing in late 2008, commodity prices for oil and natural gas declined significantly. Crude oil prices recovered during 2010 while natural gas prices improved but continue to be depressed. A return to lower crude oil prices and continuing low natural gas prices could result in many oil and gas companies significantly reducing their levels of capital spending which could result in reduced demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced. Lower commodity prices could also result in decreases in our customers’ liquidity and capital resources which could increase our credit risk of non-payment from such customers.

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

We have a significant amount of leverage and interest expense. As of December 31, 2011, we had approximately $278.3 million of total outstanding indebtedness, including $3.2 million of capital leases. In addition, we have $30.0 million available for borrowing under our revolving credit facility, none of which was drawn at December 31, 2011. Our 2012 consolidated annual debt service requirements are expected to aggregate approximately $27.3 million. We may also incur additional indebtedness in the future.

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

In addition, our revolving credit facility bears interest at variable rates. If market interest rates increase, debt service on our credit facility will rise, which would adversely affect our cash flow. Although we may employ hedging strategies such that a portion of the aggregate principal amount of this credit facility carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of this credit facility may not be hedged and, accordingly, the portion that is not hedged will be subject to changes in interest rates.

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion of our seismic acquisition project costs, including third-party project costs, are underwritten by our customers. We target an average of 60% to 65% underwriting levels for new seismic acquisition projects on an aggregate basis. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer’s underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

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

We perform an annual assessment of the recoverability of goodwill by applying qualitative procedures. Additionally, we assess goodwill for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If required to perform a goodwill impairment test, we rely on discounted cash flow analysis, which requires significant judgments and estimates about our future operations, to develop our estimates of fair value. If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill which could be material to our results of operations in any particular reporting period.

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period.

A portion of our revenues are derived from our Canadian activities and operations. As a result, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in accumulated other comprehensive income (loss) in stockholder's equity. Realized gains and losses on translation of the Canadian operations into U.S. dollars are included in net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

Our success also depends to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Senior executives, which includes our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, President of Seitel Data, Ltd. and President of Olympic Seismic Ltd., have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Our inability to attract and retain key personnel could have a material adverse effect on our ability to manage our business properly.

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

The indenture governing our $275.0 million aggregate principal amount of 9.75% Senior Notes contains a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

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

Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices and warehouse space and storage. We maintain domestic marketing offices in Denver, Colorado; New Orleans, Louisiana and Oklahoma City, Oklahoma. We also lease office and warehouse space in two separate locations in Calgary, Alberta, Canada, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.

The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

Location	Approximate Square Footage	Use	Owned/Leased
Houston, Texas	80,125	Administrative; Financial; Marketing; Operations; Warehouse	Leased
Denver, Colorado	1,513	Marketing	Leased
New Orleans, Louisiana	364	Marketing	Leased
Oklahoma City, Oklahoma	234	Marketing	Leased
Calgary, Alberta, Canada (a)	23,270	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,985	Warehouse	Leased

(a)	We have subleased 11,635 square feet of this office space to a third party through the end of our lease term.

Item 3.	Legal Proceedings

We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to our financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2011, we have recorded the estimated amount of potential exposure we may have with respect to litigation and claims. Such amounts are not material to the financial statements.

Item 4.	Mine Safety Procedures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2011, there was one holder of record of our 100 shares of common stock, $0.001 par value.

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

As a result of the Merger, which was completed on February 14, 2007, our capital structure and our basis of accounting differ from those prior to the Merger. Our financial data in respect of all reporting periods after February 13, 2007 reflect the Merger under the acquisition method of accounting. The financial information for the periods before the Merger is referred to as “Predecessor Period” and financial information for the periods after the Merger is referred to as the “Successor Period." The adjustments to our assets and liabilities as a result of the Merger have impacted net income subsequent to the Merger. The increase in the basis of the assets has resulted in non-cash charges in periods subsequent to the Merger, principally related to the step-up in the value of our seismic data library and other intangible assets. The book value of our seismic data library was increased by approximately $275.2 million to its then fair market value of $395.6 million. As a result of this step up in value and of our maximum four-year straight-line amortization of seismic data, our data amortization expense has increased in the Successor Period. In addition, we recorded identifiable intangible assets with a fair value of $53.4 million of which $52.5 million is amortizable over their useful lives ranging from 1 to 10 years. As a result of this step up in value, amortization expense of acquired intangible assets has increased in the Successor Period.

The following table summarizes certain historical consolidated financial data of Seitel and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein.

						PREDECESSOR
	SUCCESSOR PERIOD					PERIOD
	Year Ended December 31,				Feb. 14, 2007 -	Jan. 1, 2007 -
	2011	2010	2009	2008	Dec. 31, 2007	Feb. 13, 2007
Statement of Operations Data:

Revenue	$218,008	$175,556	$115,345	$172,403	$129,802	$19,010

Expenses and costs:
Depreciation and amortization	142,963	175,592	150,199	168,629	146,072	11,485
Impairment of intangible asset	—	—	—	225	—	—
Cost of sales	100	97	290	462	218	8
Selling, general and administrative	31,649	31,831	25,090	36,316	33,393	3,577
Merger	—	—	—	357	2,657	17,457

	174,712	207,520	175,579	205,989	182,340	32,527

Income (loss) from operations	43,296	(31,964)	(60,234)	(33,586)	(52,538)	(13,517)

Interest expense, net	(34,767)	(40,536)	(40,696)	(40,017)	(38,844)	(2,284)
Foreign currency exchange gains (losses)	(726)	441	1,008	(4,059)	3,173	(102)
Loss on early extinguishment of debt	(7,912)	—	—	—	—	—
Gain on sale of marketable securities	2,467	4,188	—	—	—	—
Other income	250	446	151	40	39	12

Income (loss) before income taxes	2,608	(67,425)	(99,771)	(77,622)	(88,170)	(15,891)
Provision (benefit) for income taxes	392	(4,008)	(2,974)	(3,548)	(11,057)	452

Net income (loss)	$2,216	$(63,417)	$(96,797)	$(74,074)	$(77,113)	$(16,343)

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$74,894	$89,971	$26,270	$42,678	$43,443
Seismic data library, net	120,694	106,104	200,389	279,257	349,039
Total assets	500,330	491,009	522,019	643,825	743,101
Total debt	278,256	405,604	405,732	405,499	406,481
Stockholder’s equity (deficit)	109,840	(7,022)	46,361	115,785	220,958
Common shares outstanding	100	100	100	100	100

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.

Overview

General

Our products and services are used by oil and gas companies to assist in oil and gas exploration and development and management of hydrocarbon reserves. Prior to the recent shift in activity from conventional to unconventional plays, seismic data had been used for both exploration and production purposes but with a heavy bias towards exploration to increase the probability of drilling success. With this recent shift, customer bias has reversed and seismic data is heavily employed in production, especially in the design of horizontal drilling and fracking programs. We own an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. These markets continue to experience major changes. Major integrated oil and gas companies and national oil companies have become more active in the North American market, primarily in the unconventional plays, through joint ventures, asset purchases and corporate transactions. The larger independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity. Our offshore seismic data is primarily located in the shallow waters of the U.S. Gulf of Mexico and generates a small percentage of our revenue.

Our clients continue to seek our services to create data in the United States and Canada. On March 7, 2012, our clients' commitment for underwriting on new data creation projects was $100.9 million. Licensing data “off the shelf” does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.

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

Merger and Acquisition/Joint Venture Activity: Merger and acquisition activity continues to occur within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it should generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.

Exploiting shale plays is a capital intensive endeavor and many technically proficient E&P companies remain capital constrained. They find themselves needing to sell their positions to, or create partnerships with, large well-capitalized companies in order to develop their recoverable resource base. These joint venture partners or new owners will often need to purchase licenses to our seismic data for their own use.

North America Drilling Activity: With relatively strong oil prices and weak natural gas prices, drilling activity has shifted to areas with liquids-rich hydrocarbons, such as the Eagle Ford, Bakken and Niobrara. There are an increasing number of horizontal rigs drilling in oil- and liquids-rich areas and we believe that activity in these areas will continue to increase while activity in dry gas areas will decrease until demand and gas prices strengthen.

Availability of Capital for Our Customers: Some of our customers are independent oil and gas companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. Reductions in cash flows resulting from lower commodity prices, along with the reduced availability of credit and increased costs of borrowing, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash resales	$134,497	$137,605	$49,268
Other revenue components:
Acquisition revenue	77,406	40,500	37,403
Non-monetary exchanges	7,609	4,678	1,764
Revenue recognition adjustments	(5,856)	(11,005)	22,386
Solutions and other	4,352	3,778	4,524

Total revenue	$218,008	$175,556	$115,345

Cash EBITDA

Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, plus gains on sales of marketable securities obtained as part of licensing our seismic data, less cost of goods sold and cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as severance, one-time costs associated with cost reduction measures and debt restructure costs).

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash EBITDA	$112,031	$117,252	$32,868
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	77,406	40,500	37,403
Non-monetary exchanges	7,609	4,678	1,764
Revenue recognition adjustments	(5,856)	(11,005)	22,386
Solutions non-cash revenue	71	—	—
Less:
Gain on sale of marketable securities	(2,467)	(4,188)	—
Depreciation and amortization	(142,963)	(175,592)	(150,199)
Non-recurring corporate expenses	(1,792)	(176)	(1,170)
Non-cash operating expenses	(743)	(3,433)	(3,286)

Operating income (loss)	$43,296	$(31,964)	$(60,234)

Growth of our Seismic Data Library

We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2011, 2010 and 2009, we completed the addition of approximately 2,200 square miles, 900 square miles and 700 square miles, respectively, of seismic data to our library. For the period from January 1, 2012 to March 7, 2012 we completed the addition of approximately 850 square miles and as of March 7, 2012 we had approximately 2,250 square miles of seismic data in progress.

Critical Accounting Policies

We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.

We prepare our financial statements and the accompanying notes in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment. Notes A and B of the notes to the consolidated financial statements include a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of our most critical accounting policies.

Revenue Recognition

Revenue from Data Acquisition

We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data. We consider the contracts signed up to the time we make a firm commitment to create the new seismic survey as underwriting. Underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for our data creation projects. The customers paying for the initial licenses receive legally enforceable rights to any resulting product of the specific activities required to complete the survey. The customers also receive access to and use of the newly acquired, processed data.

Revenue from Non-Exclusive Data Licenses

We recognize a substantial portion of our revenue from licensing of data once it is available for delivery. Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

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

Revenue from Non-Monetary Exchanges

In certain cases, we will take ownership of a customer's seismic data or revenue interest (collectively referred to as “data”) or receive advanced data processing services in exchange for a non-exclusive license to selected seismic data from our library, as partial consideration for the underwriting of new data acquisition or, in some cases, services provided by Solutions. These exchanges are referred to as non-monetary exchanges. In non-monetary exchange transactions, we record a data library asset for the data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognize revenue on the transaction in equal value in accordance with our policies on revenue from data licenses, which is, when the seismic data is selected by the customer, or revenue from data acquisition, as applicable, or as services are provided by Solutions. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

Seismic Data Library

Costs associated with creating, acquiring or purchasing seismic data are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of four years, applied on a quarterly basis at the individual survey level.

Data Library Amortization

We amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate) or a straight-line basis over the useful life of the data. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data’s useful life. With respect to each survey in the data library, the straight-line policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis.

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

Business Acquisitions and Goodwill

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill is not amortized to earnings but is assessed, at least annually, for impairment at the reporting unit level. During 2011, we adopted Accounting Standards Update (“ASU”) 2011-08 “Testing Goodwill for Impairment”. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conduct a qualitative goodwill impairment assessment as of October 1 of each year by examining relevant events and circumstances which could have a negative impact on our goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, and other relevant entity-specific events.

If after assessing the totality of events or circumstances described above, we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired, and the second step of the test is not required. If necessary, the second step of the impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 73% as of January 1, 2012. The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 82% as of January 1, 2012.

In a portion of our seismic data library activities, we engage in certain non-monetary exchanges and record a data library asset for the seismic data received and recognize revenue on the transaction in accordance with our policies on revenue recognition. These transactions are valued at the fair value of the data received by us or licenses or services granted by us, whichever is more readily determinable. In addition, we obtain third-party concurrence on the portfolio of all non-monetary exchanges for data valued at $750,000 or more in order to support our estimate of the fair value of the transactions. Our estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between us and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

We conduct a qualitative goodwill impairment assessment at least annually. If, based on our qualitative procedures, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The impairment test involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill to identify if a goodwill impairment exists. If necessary, an impairment loss is recognized as an amount equal to the excess of the carrying amount of goodwill over the implied fair value of goodwill. For our estimates of the fair value of goodwill, we prepare discounted cash flow analysis, which requires significant judgments and estimates about our future performance. If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management's estimates and assumptions change in the future, the effect on our reported results could be significant to any particular reporting period.

Results of Operations

Revenue

The following table summarizes the components of our revenue for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	$00000000	$00000000	$00000000
	Year Ended December 31,
	2011	2010	2009
Acquisition revenue:
Cash underwriting	$75,132	$37,823	$34,565
Underwriting from non-monetary exchanges	2,274	2,677	2,838

Total acquisition revenue	77,406	40,500	37,403

Resale licensing revenue:
Cash resales	134,497	137,605	49,268
Non-monetary exchanges	7,609	4,678	1,764
Revenue recognition adjustments	(5,856)	(11,005)	22,386

Total resale licensing revenue	136,250	131,278	73,418

Total seismic revenue	213,656	171,778	110,821

Solutions and other	4,352	3,778	4,524

Total revenue	$218,008	$175,556	$115,345

Total revenue was $218.0 million for the year ended December 31, 2011 compared to $175.6 million for the year ended December 31, 2010. This $42.5 million, or 24%, increase was primarily due to an increase in acquisition revenue. Acquisition revenue increased to $77.4 million in 2011 compared to $40.5 million in 2010 due to our campaign to acquire data in unconventional plays and client interest in participating in the new projects. All of our data acquisition revenue in 2011 occurred in the key active unconventional plays in North America, primarily the Eagle Ford in south Texas, Marcellus in Pennsylvania, Niobrara in Colorado and Montney and Cardium in British Columbia. Total resale licensing revenue was $136.3 million in 2011 compared to $131.3 million in 2010. Cash resales were $134.5 million in 2011 compared to $137.6 million in 2010. Cash resales from 3D data located in unconventional plays totaled $105.3 million, or 78%, of our cash resales in 2011 compared to $93.9 million, or 68%, in 2010. Cash resales from conventional 3D, 2D and offshore data totaled $29.2 million and $43.7 million in 2011 and 2010, respectively. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $7.6 million in 2011 compared to $4.7 million in 2010. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The increase of $5.1 million in revenue recognition adjustments from 2010 to 2011 was primarily due to an increase in recognition of revenue previously deferred as a result of new data acquisition projects being completed and delivered partially offset by an increase in the deferral of new licensing contracts. Solutions and other revenue increased $0.6 million in 2011 compared to 2010 due to the increase in total seismic revenue and the types of products delivered.

Total revenue was $175.6 million for the year ended December 31, 2010 compared to $115.3 million for the year ended December 31, 2009. This $60.2 million, or 52%, increase was primarily due to an increase in total resale licensing revenue. Acquisition revenue increased from $37.4 million in 2009 to $40.5 million in 2010, with the second half of 2010 reflecting resumed acquisition activity in both the U.S. and Canada following reduced activity in 2009 caused by the economic downturn. Acquisition revenue in 2010 related to unconventional plays, primarily the Haynesville in east Texas, Eagle Ford and Niobrara, as well as Montney and Horn River in Canada. Total resale licensing revenue was $131.3 million in 2010 compared to $73.4 million in 2009. The $57.9 million, or 79%, increase in total resale licensing revenue reflected increased activity by our clients resulting from improving industry conditions and an increase in drilling activity in North America. Cash resales were $137.6 million in 2010, up 179%, compared to $49.3 million in 2009. Cash resales attributable to 3D data located in unconventional plays totaled $93.9 million, or 68%, in 2010 compared to $26.0 million, or 53%, in 2009. Cash resales from conventional 3D, 2D and offshore data totaled $43.7 million and $23.3 million in 2010 and 2009, respectively. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $4.7 million in 2010 compared to $1.8 million in 2009. In 2010, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts primarily as a result of cash resales on data that are still in the acquisition phase requiring deferral since the data products are not yet available for delivery as well as an increase in the value of library card contracts entered into in the period. Solutions and other revenue decreased $0.7 million in 2010 compared to 2009 due to the completion of a data management project in 2009 and due to the mix of seismic revenue and the types of products delivered.

At December 31, 2011, we had a deferred revenue balance of $48.8 million compared to the December 31, 2010 balance of $37.1 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

$0000000
2012	$42,131
2013	6,551
2014 and thereafter	163

Depreciation and Amortization

Depreciation and amortization was comprised of the following (in thousands):

	$00000000	$00000000	$00000000
	Year Ended December 31,
	2011	2010	2009
Amortization of seismic data:
Income forecast	$102,210	$87,617	$65,424
Straight-line	32,758	80,190	77,031

Total amortization of seismic data	134,968	167,807	142,455
Depreciation of property and equipment	2,167	2,081	2,256
Amortization of acquired intangibles	5,828	5,704	5,488

Total	$142,963	$175,592	$150,199

Total seismic data library amortization amounted to $135.0 million, $167.8 million and $142.5 million in 2011, 2010 and 2009, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. Additionally, the step-up in our data library value resulting from the Merger became fully amortized in the first quarter of 2011 which has resulted in a decrease in the level of straight-line amortization in 2011.

Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Year Ended December 31,
Components of Amortization	2011	2010	2009
Income forecast	48%	51%	59%
Straight-line	15%	47%	70%

Total	63%	98%	129%

The percentage of income forecast amortization to total seismic revenue was 48% for the year ended December 31, 2011; 51% for the year ended December 31, 2010; and 59% for the year ended December 31, 2009. In all three years, we had resale revenue recognized which was from data whose costs were fully amortized. In 2011, 50% of resales did not attract amortization, as compared to 36% in 2010 and 24% in 2009. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The $47.4 million decrease in straight-line amortization from 2010 to 2011 was primarily because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the Merger. The $3.2 million increase in straight-line amortization from 2009 to 2010 was due to the distribution of revenue among the various seismic surveys, resulting in more straight-line amortization in 2010.

For both of the years ended December 31, 2011 and 2010, the rates utilized under the income forecast method was 70% for all components. For the year ended December 31, 2009, the amortization rates utilized under the income forecast method ranged from 70% to 74%. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2012, the amortization rate to be utilized under the income forecast method is 70% for all components.

In connection with the Merger, we recorded acquired intangible assets of $53.4 million, of which $52.5 million are amortizable over their useful lives ranging from 1 to 10 years. Amortization related to customer relationships and internally developed software totaled $5.8 million, $5.7 million, and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $31.6 million in 2011, $31.8 million in 2010 and $25.1 million in 2009. SG&A expenses are made up of the following expense categories (in thousands):

	$00000000	$00000000	$00000000
	Year Ended December 31,
	2011	2010	2009
Cash SG&A expenses	$30,906	$28,398	$21,804
Non-cash equity compensation expense	453	3,157	3,034
Non-cash rent expense	290	276	252

Total	$31,649	$31,831	$25,090

The increase in cash SG&A expenses of $2.5 million from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to (1) an increase of $1.4 million in salaries and benefits, (2) an increase of $1.6 million in non-recurring expenses, mainly professional fees incurred with respect to evaluating debt restructuring alternatives and severance costs and (3) an increase of $1.0 million in various other expenses associated with our increased revenue and acquisition activities in 2011. These increases were partially offset by a $1.5 million decrease in our bad debt expense.

The increase in cash SG&A expenses of $6.6 million from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to (1) an increase in performance incentive compensation of $4.4 million resulting from the improvement in 2010 cash EBITDA, (2) $0.8 million expense related to a long-term incentive compensation plan implemented in 2010, (3) an increase of $0.9 million in sales commissions as a result of higher revenues and (4) an increase of $1.0 million in our allowance for doubtful accounts. These increases were partially offset by a decrease of $0.5 million in various other expenses primarily related to severance and one-time costs associated with cost reduction measures.

The decrease in non-cash equity compensation expense of $2.7 million between 2010 and 2011 was primarily due to the 2010 period including expense associated with the re-pricing of outstanding options granted to certain employees and non-employee directors. Additionally, there was a reduction in the expense related to stock options due to the expense being recognized using graded vesting and a significant portion of our options becoming fully vested in the first quarter of 2011. Non-cash equity compensation expense increased $0.1 million in 2010 compared to 2009. The re-pricing of our outstanding stock options in May 2010 caused non-cash compensation expense to increase in 2010; this was partially offset by a reduction in expense related to stock options due to the use of graded vesting to amortize the compensation expense.

The non-cash rent expense represents amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger and is being amortized over its remaining lease term from the Merger date of 6.25 years.

Other Income (Expense)

Interest expense was $35.2 million for the year ended December 31, 2011, $41.1 million for the year ended December 31, 2010 and $41.2 million for the year ended December 31, 2009. The decrease in interest expense in 2011 was due to the repayment of $125.0 million of our 9.75% Senior Notes on July 1, 2011.

The call premium paid to repay $125.0 million of our 9.75% Senior Notes along with the write-off of the related unamortized issuance costs resulted in a $7.9 million loss on early extinguishment of debt in 2011.

During the years ended December 31, 2011 and 2010, we sold $2.5 million and $4.2 million, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.

During the years ended December 31, 2011, 2010 and 2009, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $(0.7) million, $0.4 million and $1.0 million, respectively.

Income Taxes

Tax expense (benefit) was $0.4 million, $(4.0) million and $(3.0) million for the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 expense was comprised of (i) an expense of $1.0 million related to our Canadian operations, (ii) a benefit of $0.4 million related to certain research and development tax credits received in Canada, (iii) a benefit of $0.4 million related to U.S. state taxes and (iv) an expense of $0.2 million related to interest on uncertain tax positions. The Federal tax benefit of $0.2 million in 2011 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.

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

Liquidity and Capital Resources

As of December 31, 2011, we had $74.9 million in consolidated cash and cash equivalents, including $245,000 of restricted cash. As of December 31, 2011, approximately $13.2 million of our cash was held by a foreign subsidiary which will be used to reinvest in our Canadian operations as our intent is to use this cash to, among other things, fund the operations of our Canadian subsidiary. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes.

In addition to the cash on our balance sheet, other sources of liquidity include our credit facility described below.

We maintain sufficient working capital to enable us to meet our obligations for new data acquisition projects. Our working capital practices are consistent with the general practices associated in the industry in which we operate.

Credit Facility: On May 25, 2011, we entered into a credit agreement (“Credit Facility”) which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of our existing 9.75% Senior Notes. The Credit Facility requires that we maintain certain minimum excess availability levels (as defined in the Credit Facility) or the fixed charge coverage ratio (as defined in the Credit Facility) shall not be less than 1.00 to 1.00. As of December 31, 2011, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.

9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. The proceeds from the notes were used to partially fund the transactions in connection with the Merger. On July 1, 2011, we redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15. As of December 31, 2011, $275.0 million of the 9.75% Senior Notes remain outstanding.

We may from time to time, as part of various financing and investing strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.

Contractual Obligations: As of December 31, 2011, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

	$00000000	$00000000	$00000000	$00000000	$00000000
		Payments due by period
Contractual cash obligations	Total	2012	2013-2015	2016-2017	2018 and thereafter

Debt obligations (1)(2)	$342,133	$26,884	$315,249	$—	$—
Capital lease obligations (2)	4,359	390	1,209	833	1,927
Operating lease obligations	3,439	1,201	1,714	524	—

Total contractual cash obligations	$349,931	$28,475	$318,172	$1,357	$1,927

(1)	Debt obligations include the face amount of our 9.75% Senior Notes totaling $275.0 million.
(2)	Amounts include interest related to debt and capital lease obligations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $126.1 million, $109.3 million, and $40.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Operating cash flows for 2011 increased from 2010 primarily due to increased collections on acquisition underwriting partially offset by lower collections on cash resales and tax payments made to appeal the results of the CRA audit of Olympic Seismic Ltd., a wholly owned subsidiary. Operating cash flows for 2010 increased from 2009 primarily due to the higher level of our cash resales in 2010 and the related cash collections.

Cash Flows from Investing Activities: Cash flows used in investing activities were $127.2 million, $45.7 million, and $56.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash expenditures for seismic data were $127.0 million, $49.5 million, and $55.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in cash invested in seismic data for 2011 compared to 2010 was due to increased data acquisition activity in both the U.S. and Canada. The decrease in cash invested in seismic data for 2010 compared to 2009 was primarily due to the reduced activity in 2009 caused by the economic downturn which had a continuing effect into 2010.

Cash Flows from Financing Activities: Cash flows used in financing activities were $14.7 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, our financing activities primarily consisted of the following: (i) a $125.0 million cash capital contribution by Holdings in connection with the minority interest investment in Holdings by Centerbridge in May 2011, (ii) $131.1 million in principal and premium payments on our 9.75% Senior Notes, (iii) $6.3 million in costs paid in conjunction with our Credit Facility and the Centerbridge transaction and (iv) $2.0 million in principal payments on our 11.75% Senior Notes.

Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses as well as interest on our 9.75% Senior Notes and principal and interest on our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Credit Facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see – “Overview” and “Item 1A. Risk Factors” above.

Deferred Taxes

As of December 31, 2011, we had a net deferred tax liability of $1.4 million attributable to our Canadian operations. In the United States, we had a Federal deferred tax asset of $108.0 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the Federal deferred tax asset will be realized. As of December 31, 2011, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the United States, we had a state deferred tax asset of $56,000 which was recognized as it is more likely than not that the state deferred tax asset will be realized.

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

Capital Expenditures

During 2011, capital expenditures for seismic data and other property and equipment amounted to $153.0 million. Our capital expenditures for 2012 are presently estimated to be $215.0 million. Our 2011 actual and 2012 estimated capital expenditures are comprised of the following (in thousands):

	Year Ended December 31, 2011	Estimate For Year Ending December 31, 2012
New data acquisition	$137,737	$204,000
Cash purchases and data processing	2,894	3,000
Non-monetary exchanges	10,215	6,000
Property and equipment and other	2,121	2,000

Total capital expenditures	152,967	215,000
Less:
Non-monetary exchanges	(10,215)	(6,000)
Changes in working capital	(13,652)	—

Cash investment per statement of cash flows	$129,100	$209,000

Capital expenditures funded from operating cash flows are as follows (in thousands):

	Year Ended December 31, 2011	Estimate For Year Ending December 31, 2012
Total capital expenditures	$152,967	$215,000
Less:
Non-cash additions	(10,215)	(6,000)
Cash underwriting	(75,132)	(126,000)

Capital expenditures funded from operating cash flows	$67,620	$83,000

As of March 7, 2012, we had capital expenditure commitments related to data acquisition projects of approximately $165.7 million of which we have obtained approximately $99.4 million of cash underwriting and $1.5 million of underwriting from non-monetary exchanges.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We do not expect the adoption of this new accounting update to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The ASU requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely deferred the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. The deferral does not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, our financial position, results of operations or cash flows will not be impacted.

Reconciliation of Non-GAAP to GAAP Financial Measures

We believe the allocation of cash resales between data located in conventional and unconventional plays provides useful additional information about current trends in our operations. The tables below compare such non-GAAP information to information related to the most comparable GAAP measure, total revenue.

The following table reconciles cash resales to revenue recognized and summarizes the percentage of cash resales and total revenue generated from 3D data located in unconventional plays for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unconventional 3D data cash resales	$105,346	$93,951	$25,986
Other revenue components:
Acquisition revenue	77,406	39,507	36,719
Non-monetary exchanges	7,306	—	—
Revenue recognition adjustments	(10,168)	(13,058)	9,831

Unconventional 3D data total revenue	$179,890	$120,400	$72,536

Percentage of total cash resales	78%	68%	53%
Percentage of total revenue	83%	69%	63%

The following table reconciles cash resales to revenue recognized for conventional 3D, 2D and offshore data for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	000000000	000000000	000000000
	Year Ended December 31,
	2011	2010	2009
Conventional 3D, 2D and offshore data cash resales	$29,151	$43,654	$23,282
Other revenue components:
Acquisition revenue	—	993	684
Non-monetary exchanges	303	4,678	1,764
Revenue recognition adjustments	4,312	2,053	12,555

Conventional 3D, 2D and offshore data total revenue	$33,766	$51,378	$38,285

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.

Interest Rate Risk

We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2011 and 2010 we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts by year of maturity (stated in thousands) and average interest rates for our debt obligations and their indicated fair market value at December 31, 2011:

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
Debt:
Fixed Rate	$66	$29	$275,000	$—	$—	$—	$275,095	$273,024
Average Interest Rate	9.75%	9.75%	9.75%	—	—	—	9.75%

The following table presents principal or notional amounts by year of maturity (stated in thousands) and average interest rates for our debt obligations and their indicated fair market value at December 31, 2010:

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
Debt:
Fixed Rate	$2,059	$66	$29	$400,000	—	$—	$402,154	$386,077
Average Interest Rate	9.76%	9.75%	9.75%	9.75%	—	—	9.76%

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and such criteria, management believes that, as of December 31, 2011, our internal control over financial reporting was effective. Our assessment also appears on page F-1.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2011, under a similarly entitled caption.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2011, under a similarly entitled caption.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2011, under a similarly entitled caption.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2011, under a similarly entitled caption.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2011, under a similarly entitled caption.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents files as part of this Report.

(3) Exhibits:

2.1	Agreement and Plan of Merger by and among Seitel Holdings, LLC (now known as Seitel Holdings, Inc.), Seitel Acquisition Corp. and Seitel, Inc., dated October 31, 2006 (incorporated by reference from Exhibit 2.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 2, 2006) (Seitel, Inc. agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request).

3.1	Certificate of Incorporation of Seitel, Inc. (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

3.2	Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.1	Indenture governing 11.75% Senior Subordinated Notes due 2011 by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated July 2, 2004 (incorporated by reference from Exhibit 4.4 to the Seitel, Inc. Post Effective Amendment No. 1 to the Seitel, Inc. Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

4.2	Form of 11.75% Senior Subordinated Notes due 2011 (included in Exhibit 4.1).

4.3	Supplemental Indenture by and among Seitel, Inc., the Guarantors named therein and UBS Securities LLC and Jeffries & Company, Inc., as Initial Purchasers, dated July 2, 2004 (incorporated by reference from Exhibit 4.5 to the Seitel, Inc. Post Effective Amendment No. 1 to the Seitel, Inc. Registration Statement on Form S-1, No. 333-113446, as filed with the SEC on July 2, 2004).

4.4	Indenture governing 9.75% Senior Notes due 2014 by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated February 14, 2007 (incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.5	Form of 9.75% Senior Notes due 2014 (included in Exhibit 4.4) (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.6	Supplemental Indenture by and among Seitel, Inc., the Guarantors named therein and LaSalle Bank National Association, as Trustee, dated January 31, 2007 (incorporated by reference from Exhibit 4.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 2, 2007).

10.1	Support Agreement by and among Seitel, Inc., Seitel Holdings, Inc. and ValueAct Capital Master Fund, L.P., dated October 31, 2006 (incorporated by reference from Exhibit 2.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 2, 2006).

10.2	Credit Agreement, dated May 25, 2011, by and among Seitel, Inc. and Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.3	Security Agreement, dated May 25, 2011, by and among the Grantors listed on the signature pages thereto and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.4	Trademark Security Agreement, dated May 25, 2011, by and among the Grantors listed on the signature pages thereto and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.5	Amendment No. 1 to Credit Agreement, dated November 28, 2011, by and among Seitel, Inc. and Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders and agents (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 30, 2011).

10.6	Amended and Restated Advisory Agreement, dated May 23, 2011, by and among Seitel, Inc., Seitel Holdings, Inc., ValueAct Capital Management L.P., and Centerbridge Advisors II, L.L.C. (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.7	Amended and Restated Securities Holders Agreement, dated May 23, 2011, by and among Seitel Holdings, Inc., ValueAct Capital Master Fund, L.P., Centerbridge Capital Partners II, L.P., Centerbridge Capital Partners SBS Il, L.P. and each of the Management Investors named therein (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.8	Amended and Restated Registration Rights Agreement, dated May 23, 2011 by and among Seitel Holdings, Inc., ValueAct Capital Master Fund, L.P., Centerbridge Capital Partners II, L.P., Centerbridge Capital Partners SBS II, L.P. and each of the Management Investors named therein (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 25, 2011).

10.9	Joinder to Securities Holders Agreement and Registration Rights Agreement of Philip B. Livingston, dated February 16, 2007 (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.10	Joinder to Securities Holders Agreement and Registration Rights Agreement of Jay H. Golding, dated May 24, 2007 (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.11	Joinder to Securities Holders Agreement and Registration Rights Agreement of John E. Jackson, dated August 1, 2007 (incorporated by reference from Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008).

10.12†	Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.13†	Amendment to the 2007 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 23, 2011 (incorporated by reference from Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 12, 2011).

10.14†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.15†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010).

10.16†	Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan, effective April 8, 2008 (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.17†	Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.18†	Summary of 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011).

10.19†	Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 30, 2007 (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.20†	Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.21†	Form of Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 8, 2009).

10.22†	Form of Second Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K, as filed with the SEC on January 27, 2010).

21.1*	Subsidiaries of Seitel, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.
*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By:	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Date:	March 14, 2012

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory P. Spivy	Chairman of the Board of Directors	March 14, 2012
Gregory P. Spivy

/s/ Robert D. Monson	Chief Executive Officer, President and Director	March 14, 2012
Robert D. Monson	(Principal Executive Officer)

/s/ Marcia H. Kendrick	Chief Financial Officer	March 14, 2012
Marcia H. Kendrick	(Principal Financial Officer)

/s/ Allison A. Bennington	Director	March 14, 2012
Allison A. Bennington

/s/ Ryan M. Birtwell	Director	March 14, 2012
Ryan M. Birtwell

/s/ Dalton J. Boutte	Director	March 14, 2012
Dalton J. Boutte

/s/ Kevin P. Callaghan	Chief Operating Officer and Director	March 14, 2012
Kevin P. Callaghan

/s/ Kyle N. Cruz	Director	March 14, 2012
Kyle N. Cruz

/s/ Jay H. Golding	Director	March 14, 2012
Jay H. Golding

/s/ John E. Jackson	Director	March 14, 2012
John E. Jackson

/s/ Daniel R. Osnoss	Director	March 14, 2012
Daniel R. Osnoss

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

Seitel’s management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2011, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

/s/ Marcia H. Kendrick
Marcia H. Kendrick
Executive Vice President and Chief Financial Officer

Houston, Texas

March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholder

Seitel, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Seitel, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Houston, Texas

March 14, 2012

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$74,894	$89,971
Receivables
Trade, less allowance for doubtful accounts of $1,043 and $2,556 at December 31, 2011 and 2010, respectively	51,306	34,404
Notes and other, less allowance for doubtful accounts of $1,501 and $0 at December 31, 2011 and 2010, respectively	4,322	84
Due from Seitel Holdings, Inc. (Note K)	861	156

Seismic data library (Note B)	872,674	728,134
Less: Accumulated amortization	(751,980)	(622,030)

Net seismic data library	120,694	106,104

Property and equipment	16,921	15,150
Less: Accumulated depreciation and amortization	(11,882)	(9,704)

Net property and equipment	5,039	5,446

Investment in marketable securities	262	3,102
Prepaid expenses, deferred charges and other	10,244	10,249
Intangible assets, net (Note C)	26,814	33,117
Goodwill (Note C)	205,838	208,050
Deferred income taxes (Note D)	56	326

TOTAL ASSETS	$500,330	$491,009

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS-continued

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Accounts payable	$36,593	$21,013
Accrued liabilities	16,856	25,588
Employee compensation payable	7,101	6,569
Income taxes payable	1,464	8
Debt (Note E)
Senior Notes	275,000	402,056
Notes payable	95	154
Obligations under capital leases (Note F)	3,161	3,394
Deferred revenue (Note A)	48,845	37,121
Deferred income taxes (Note D)	1,375	2,128

TOTAL LIABILITIES	390,490	498,031

COMMITMENTS AND CONTINGENCIES (Note G)

STOCKHOLDER’S EQUITY (DEFICIT)

Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	398,011	277,488
Retained deficit	(309,185)	(311,401)
Accumulated other comprehensive income	21,014	26,891

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	109,840	(7,022)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$500,330	$491,009

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
REVENUE	$218,008	$175,556	$115,345

EXPENSES:
Depreciation and amortization	142,963	175,592	150,199
Cost of sales	100	97	290
Selling, general and administrative	31,649	31,831	25,090

	174,712	207,520	175,579

INCOME (LOSS) FROM OPERATIONS	43,296	(31,964)	(60,234)

Interest expense	(35,246)	(41,094)	(41,194)
Interest income	479	558	498
Foreign currency exchange gains (losses)	(726)	441	1,008
Loss on early extinguishment of debt	(7,912)	—	—
Gain on sale of marketable securities	2,467	4,188	—
Other income	250	446	151

Income (loss) before income taxes	2,608	(67,425)	(99,771)
Provision (benefit) for income taxes	392	(4,008)	(2,974)

NET INCOME (LOSS)	$2,216	$(63,417)	$(96,797)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands, except share amounts)

				Additional		Accumulated Other Comprehensive
	Comprehensive	Common Stock		Paid-In	Retained	Income
	Loss	Shares	Amount	Capital	Deficit	(Loss)
Balance, December 31, 2008		100	$—	$271,297	$(151,187)	$(4,325)
Amortization of stock-based compensation costs		—	—	3,034	—	—
Net loss	$(96,797)	—	—	—	(96,797)	—
Foreign currency translation adjustments	22,483	—	—	—	—	22,483
Unrealized gain on marketable securities, net of tax:	1,856	—	—	—	—	1,856

Comprehensive loss	$(72,458)

Balance, December 31, 2009		100	—	274,331	(247,984)	20,014
Amortization of stock-based compensation costs		—	—	3,157	—	—
Net loss	$(63,417)	—	—	—	(63,417)	—
Foreign currency translation adjustments	6,948	—	—	—	—	6,948
Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain arising during the period	4,117	—	—	—	—	4,117
Less: Reclassification adjustment for realized gains included in earnings	(4,188)	—	—	—	—	(4,188)

Comprehensive loss	$(56,540)

Balance, December 31, 2010		100	—	277,488	(311,401)	26,891
Investment by Parent, net	—	—	—	120,070	—	—
Amortization of stock-based compensation costs	—	—	—	453	—	—
Net income	$2,216	—	—	—	2,216	—
Foreign currency translation adjustments	(3,037)	—	—	—	—	(3,037)
Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding loss arising during the period	(373)	—	—	—	—	(373)
Less: Reclassification adjustment for realized gains included in earnings	(2,467)	—	—	—	—	(2,467)

Comprehensive loss	$(3,661)

Balance, December 31, 2011		100	$—	$398,011	$(309,185)	$21,014

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$2,216	$(63,417)	$(96,797)
Depreciation and amortization	142,963	175,592	150,199
Loss on early extinguishment of debt	7,912	—	—
Deferred income tax benefit	(289)	(4,053)	(2,924)
Amortization of deferred financing costs	1,999	1,753	1,832
Amortization of debt premium	(56)	(98)	(93)
Amortization of stock-based compensation	453	3,157	3,034
Amortization of favorable lease facility	290	276	252
Allowance for collection of trade receivables	12	1,524	513
Non-cash other income	(98)	(124)	—
Non-cash revenue	(9,514)	(9,864)	(7,413)
Gain on sale of marketable securities	(2,467)	(4,188)	—
Loss on sale of subsidiary	—	—	19
Decrease (increase) in receivables	(20,277)	(7,285)	22,997
Decrease (increase) in other assets	(471)	(156)	1,180
Increase (decrease) in deferred revenue	11,108	12,811	(27,194)
Increase (decrease) in accounts payable and other liabilities	(7,684)	3,393	(4,751)

Net cash provided by operating activities	126,097	109,321	40,854

Cash flows from investing activities:
Cash invested in seismic data	(126,979)	(49,465)	(55,865)
Cash paid to acquire property, equipment and other	(2,121)	(527)	(400)
Net proceeds from sale of marketable securities	2,467	4,188	—
Cash transferred upon sale of subsidiary	—	—	(22)
Cash from sale of property, equipment and other	122	86	15
Advances to Seitel Holdings, Inc.	(755)	(9)	(11)
Repayment from Seitel Holdings, Inc.	50	—	—

Net cash used in investing activities	$(127,216)	$(45,727)	$(56,283)

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Contributed capital	$125,000	$—	$—
Repayment of 9.75% Senior Notes	(131,094)	—	—
Repayment of 11.75% Senior Notes	(2,000)	—	—
Principal payments on notes payable	(59)	(54)	(48)
Principal payments on capital lease obligations	(164)	(146)	(124)
Borrowings on line of credit	737	10	401
Payments on line of credit	(737)	(10)	(401)
Costs of debt and equity transactions	(6,338)	(65)	—

Net cash used in financing activities	(14,655)	(265)	(172)

Effect of exchange rate changes	697	372	(807)

Net increase (decrease) in cash and cash equivalents	(15,077)	63,701	(16,408)
Cash and cash equivalents at beginning of period	89,971	26,270	42,678

Cash and cash equivalents at end of period	$74,894	$89,971	$26,270

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,981	$39,440	$39,455
Income taxes, net of refunds received	$7,979	$(53)	$281

Supplemental disclosure of non-cash investing activities:
Additions to seismic data library	$10,215	$10,545	$2,197

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: On February 14, 2007, Seitel Acquisition Corp. (“Acquisition Corp.”) was merged with and into Seitel, Inc. (the "Company"), pursuant to a merger agreement between the Company, Acquisition Corp. and Seitel Holdings, Inc. (“Holdings”) dated October 31, 2006 (the "Merger"). Pursuant to the merger agreement, the Company continued as the surviving corporation and became a privately owned corporation and wholly-owned subsidiary of Holdings. Holdings is an investment entity in which ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) owns a majority interest. In May 2011, Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P., “Centerbridge”) purchased a minority interest in Holdings.

Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The Company’s library includes a vast amount of data across both unconventional plays and conventional oil and gas basins. Unconventional plays are those that cannot be produced at economic flow rates, nor in economic volumes without the use of advanced stimulation techniques, usually for reasons of low permeability. The more common of these advanced stimulation techniques are horizontal drilling and hydraulic fracturing or any others that would enhance recovery rates. Included in these unconventional resources are heavy oil, tar sands, shale gas and oil, gas hydrates and coalbed methane. The Company has leading seismic market positions in key North American unconventional plays, including Eagle Ford, Marcellus, Niobrara and Haynesville (Bossier) in the United States and Montney, Cardium and Horn River in Canada. The majority of the Company's conventional seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit ("Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data received and recognizes revenue on the transaction in accordance with its policies on revenue recognition. These transactions are valued at the fair value of the data received by the Company or licenses or services granted by the Company, whichever is more readily determinable. In addition, the Company obtains third-party concurrence on the portfolio of all non-monetary exchanges for data valued at $750,000 or more in order to support its estimate of the fair value of the transactions The Company's estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period, and appraisals of the value of such transactions based on a relatively small market of private transactions over a limited period of time.

The Company conducts a qualitative goodwill impairment assessment as of October 1 of each year. If, based on the Company’s qualitative procedures, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The impairment test involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill to identify if a goodwill impairment exists. If necessary, an impairment loss is recognized as an amount equal to the excess of the carrying amount of goodwill over the implied fair value of goodwill. For its estimates of the fair value of goodwill, the Company prepares discounted cash flow analysis, which requires significant judgments and estimates about the future performance of the Company. If these projected cash flows change materially, the Company may be required to record impairment losses relative to goodwill.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. To the extent management's estimates and assumptions change in the future, the effect on the Company’s reported results could be significant to any particular reporting period.

Revenue Recognition:

Revenue from Data Acquisition

The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The payments for the initial licenses are sometimes referred to as underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. The Company considers the contracts signed up to the time the Company makes a firm commitment to create the new seismic survey as underwriting. Any subsequent licensing of the data while it is in progress is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).

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

The customers paying for the initial licenses receive legally enforceable rights to any resulting product of each activity described above. The customers also receive access to and use of the newly acquired, processed data.

The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers.

Revenue from Non-Exclusive Data Licenses

The Company recognizes a substantial portion of its revenue from licensing of data once it is available for delivery. These are sometimes referred to as resale licensing revenue, post-acquisition license sales or shelf sales.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

•	the actual data that is accessible to the customer; and

•

that the data is licensed in its present form, where is and as is and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

•	the Company has an arrangement with the customer that is validated by a signed contract;

•	the sales price is fixed and determinable;

•	collection is reasonably assured;

•	the customer has selected the specific data or the contract has expired without full selection;

•	the data is currently available for delivery;

•	and the license term has begun.

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

Revenue from Non-Monetary Exchanges

In certain cases, the Company will take ownership of a customer’s seismic data or revenue interest (collectively referred to as “data”) in exchange for a non-exclusive license to selected seismic data from the Company’s library and, in some cases, services provided by Solutions. In connection with specific data acquisition contracts, the Company may choose to receive both cash and ownership of seismic data from the customer as consideration for the underwriting of new data acquisition. In addition, the Company may receive advanced data processing services on selected existing data in exchange for a non-exclusive license to selected data from the Company’s library. These exchanges are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

•	the data license delivered is always distinct from the data received;

•	the customer forfeits ownership of its data; and

•	the Company retains ownership in its data.

In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policies on revenue from data licenses, which is, when the data is selected by the customer, or revenue from data acquisition, as applicable, or as services are provided by Solutions. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.

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

•

Third, the Company obtains concurrence from an independent third party on the portfolio of all non-monetary exchanges for data valued at $750,000 or more in order to support the Company's valuation of the data received. The Company obtains this concurrence on an annual basis, usually in connection with the preparation of its annual financial statements.

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Seismic data library additions	$10,215	$10,545	$2,197
Revenue recognized based on specific data licenses or selections of data	7,169	7,187	4,575
Revenue recognized related to acquisition contracts	2,274	2,677	2,838
Revenue recognized related to Solutions	71	—	—

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Major Customers: One customer accounted for approximately 11% of revenue for the year ended December 31, 2011. No single customer accounted for 10% or more of revenue for the years ended December 31, 2010 and 2009.

Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $2.1 million, and $2.3 million, respectively.

Marketable Equity Securities: Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income included in stockholder’s equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

During 2011 and 2010, the Company sold its marketable equity securities through a series of transactions. Proceeds from the sales were $2.5 million and $4.2 million for the years ended December 31, 2011 and 2010, respectively. Total realized gains were equal to proceeds received. As of December 31, 2011 and 2010, total unrealized gains on marketable securities were $0.3 million and $3.1 million, respectively. The deferred tax expense of $0.1 million and $1.1 million on the net gains was not recognized at December 31, 2011 and December 31, 2010, respectively, due to Company’s deferred tax asset having a full valuation allowance.

Debt Issue Costs: Debt issue costs related to the Company’s senior notes and revolving credit facility are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2011 and 2010, unamortized debt issue costs were $4.4 million and $6.8 million, respectively.

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

Goodwill and Other Intangible Assets: Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill and indefinite-lived intangibles but, at least annually, evaluates whether goodwill and indefinite-lived intangibles are impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. During 2011, the Company adopted Accounting Standards Update (“ASU”) 2011-08 “Testing Goodwill for Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company conducts a qualitative goodwill impairment assessment as of October 1 of each year by examining relevant events and circumstances which could have a negative impact on its goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, and other relevant entity-specific events. If after assessing the totality of events or circumstances described above, the Company determines that it is more likely

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

than not that the fair value of the reporting unit is less than its carrying amount, the two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform an analysis to determine if the Company’s goodwill is impaired, the Company utilizes discounted cash flow analysis, which requires significant judgments and estimates about future operations, to develop the Company’s estimates of fair value.

The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 6 to 10 years.

Income Taxes: The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets at December 31, 2011 and 2010, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.

The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2011, there were no accumulated net earnings of non-U.S. subsidiaries.

Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income in stockholder's equity. Accumulated translation gains were $20.8 million and $23.8 million at December 31, 2011 and 2010, respectively. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period. Transaction gains (losses) totaled $(0.7) million, $0.4 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Use of Derivatives: The Company may enter into various derivative instruments to manage foreign exchange risks. Derivatives are limited in use and are entered into for purposes of hedging cash flows and not for speculative purposes. The Company may enter into foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities and currency commitments. As of December 31, 2011 and 2010, the Company did not have any derivative contracts.

Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $491,000, $357,000 and $190,000 and for the years ended December 31, 2011, 2010 and 2009, respectively.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Comprehensive Loss: The Company has reported comprehensive loss in the consolidated statements of stockholder’s equity for the years ended December 31, 2011, 2010 and 2009. Accumulated other comprehensive income for the Company consists of foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Recent Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect the adoption of this new accounting update to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The ASU requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely deferred the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. The deferral does not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the Company’s financial position, results of operations or cash flows will not be impacted.

NOTE B-SEISMIC DATA LIBRARY

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2011	2010
U.S. Onshore:
Unconventional 3D	$43,106	$32,787
Conventional 3D	21,166	40,224
2D	—	681

Canadian:
Unconventional 3D	55,738	27,312
Conventional 3D	513	2,769
2D	171	1,304
U.S. Offshore	—	1,027

Total	$120,694	$106,104

At December 31, 2011 and 2010, approximately 34% and 25%, respectively, of the net book value of the seismic data library were projects in progress.

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

For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $1.9 million, $1.6 million, and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Data Library Amortization

The Company amortizes its seismic data library investment using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over the useful life of the data. With respect to each survey in the data library, the straight-line policy is applied from the time such survey is available for licensing to customers on a non-exclusive basis.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Amortization expense totaled $135.0 million, $167.8 million, and $142.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 63%, 98%, and 129% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2012, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

Seismic Data Library Impairment

The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) Marcellus and Utica, (g) other United States, (h) Montney, (i) Horn River, (j) Cardium and (k) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company did not have any impairment charges during the three years ended December 31, 2011.

NOTE C-GOODWILL AND OTHER INTANGIBLES

The Company performs an annual assessment of the recoverability of goodwill as of October 1 each year. Additionally, the Company assesses goodwill for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. In 2011, the Company early adopted guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. After assessing the totality of events and circumstances for the qualitative impairment assessment at October 1, 2011, the Company determined that performing the two-step goodwill impairment test was unnecessary and no goodwill impairment was recognized. Additionally, the Company incurred no impairment as a result of the annual tests in prior years. There were no events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2011, 2010, or 2009. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Balance beginning of year	$208,050	$203,060
Translation adjustments	(2,212)	4,990

Balance end of year	$205,838	$208,050

The recorded carrying amount will change at each balance sheet date due to the impact of foreign currency fluctuations. The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

	Weighted Average Amortization Period	December 31, 2011	December 31, 2010
Amortized intangible assets:
Cost:
Favorable facility lease	6 years	$1,752	$1,792
Customer relationships	10 years	44,397	44,673
Internally developed software	7 years	9,143	9,349

		55,292	55,814

Accumulated Amortization:
Favorable facility lease	6 years	(1,367)	(1,111)
Customer relationships	10 years	(21,644)	(17,311)
Internally developed software	7 years	(6,367)	(5,175)

		(29,378)	(23,597)

Net book value		25,914	32,217

Indefinite-lived intangible assets:
Trade names		900	900

Total intangible assets at net book value		$26,814	$33,117

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company’s trade name assets have an indefinite life and are not amortized, but are reviewed annually on October 1 and tested for impairment. The trade names were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of December 31, 2011, the weighted average amortization period for these intangible assets was 9.4 years.

Amortization expense for the Company's intangible assets was $6.1 million, $6.0 million, and $5.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Estimated future amortization expense is as follows: fiscal year ending 2012—$6.0 million, fiscal year ending 2013—$5.9 million, fiscal year ending 2014—$4.6 million, fiscal year ending 2015—$4.4 million, fiscal year ending 2016—$4.4 million, and thereafter—$0.6 million.

The Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable.

NOTE D-INCOME TAXES

Income Tax Expense (Benefit)

Income (loss) before income taxes is comprised of the following (in thousands):

	$00,0000	$00,0000	$00,0000
	Year Ended December 31,
	2011	2010	2009
U.S.	$330	$(53,038)	$(88,535)
Foreign	2,278	(14,387)	(11,236)

	$2,608	$(67,425)	$(99,771)

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
State	$(713)	$—	$(2)
Foreign	1,394	45	(48)

	681	45	(50)

Deferred:
Federal	(1)	(369)	98
State	270	1	(117)
Foreign	(558)	(3,685)	(2,905)

	(289)	(4,053)	(2,924)

Tax provision (benefit):
Federal	(1)	(369)	98
State	(443)	1	(119)
Foreign	836	(3,640)	(2,953)

	$392	$(4,008)	$(2,974)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Statutory Federal income tax	$913	$(23,599)	$(34,920)
Change in unrecognized tax benefits	235	83	334
State income tax, less Federal benefit	(193)	—	1
Tax difference on foreign earnings	(245)	949	588
Change in foreign taxes	156	64	264
Canadian withholding tax	26	45	(52)
Change in valuation allowance	(513)	18,050	30,774
Tax credits	(366)	(384)	(345)
Non-deductible expenses	280	233	371
Other, net	99	551	11

Income tax provision (benefit)	$392	$(4,008)	$(2,974)

Deferred Tax Asset/Liability

The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2011 and 2010 were as follows (in thousands):

	Deferred Tax Assets (Liabilities) December,
	2011	2010
Deferred tax assets:
Deferred revenue	$2,158	$1,035
Depreciation and amortization	18,941	21,402
Alternative minimum tax credit carryforward	1,782	1,782
Net operating loss carryforwards	84,413	86,827
Research and development tax credit carryforward	1,055	1,205
Accrued expenses and other	8,349	8,859

Total deferred tax assets	116,698	121,110

Deferred tax liabilities:
Depreciation and amortization	(973)	(3,986)
Intangible assets	(8,315)	(10,174)
Unrealized gain on marketable securities	(92)	(1,086)
Deferred expenses and other	(571)	(176)

Total deferred tax liabilities	(9,951)	(15,422)

Valuation allowance:
Beginning balance	(107,490)	(88,694)
Increase during the period	(576)	(18,796)

Total valuation allowance	(108,066)	(107,490)

Net deferred tax liability	$(1,319)	$(1,802)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset	$56	$326
Deferred income tax liability	(1,375)	(2,128)

Net deferred income tax liability	$(1,319)	$(1,802)

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

During 2011 and 2010, the Company’s valuation allowance provided against its U.S. net deferred tax asset increased by $0.6 million and $18.8 million, respectively, primarily related to U.S. net operating losses incurred in 2011 and 2010 for which utilization is uncertain and, in 2011, the change in deferred taxes on unrealized gain on marketable securities.

As of December 31, 2011, the Company has a U.S. Federal net operating loss ("NOL") carryforward of approximately $223.3 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2025 through 2031. As of December 31, 2011, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $1.8 million which can be used to offset regular U.S. Federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2011, the Company has Canadian NOL carryforwards of approximately $1.4 million (Canadian) which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in 2029.

In February 2006, Olympic Seismic Ltd. (“Olympic”), a wholly owned subsidiary of the Company, was notified by Canada Revenue Agency (“CRA”) that CRA was going to perform an audit of certain aspects of Olympic’s tax returns for the years 2003 and 2004. In February 2009, CRA notified the Company that the audit was expanded to include years from 2005 through 2007. In April 2011, the Company received notification that CRA concluded their audits, disallowing Olympic’s deductions for certain royalties payable to the Company’s U.S. entities for years 2003 to 2007. Olympic and the Company object to and are appealing the audit results. As a condition to appeal the audit results, Olympic was required to pay $7.6 million (Canadian) to CRA and did so in May 2011 and made an additional $0.1 million payment in the third quarter of 2011. These payments, which included amounts for taxes, penalties and interest assessed by CRA, have been shown as income tax payments in the Consolidated Statement of Cash Flows because the amounts paid can be applied interchangeably to the amounts which may ultimately be due to CRA. As of December 31, 2011, the appeal process has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the appeal based on management’s assessment of the probability of the outcome of the appeal, net of certain payments made to CRA. See “Uncertain Tax Benefits” below.

Uncertain Tax Benefits

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$6,151	$5,545	$4,859
Additions based on prior year tax positions	—	310	275
Reductions in tax positions due to a lapse in statute	—	—	(365)
Foreign currency translation	(135)	296	776

Balance at end of year	$6,016	$6,151	$5,545

As of December 31, 2011, approximately $6.0 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods. In addition, as of December 31, 2011, the Company has recorded $5.9 million in related assets which are fully offset with a valuation allowance.

Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2011, we had $0.5 million of

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

accrued interest and $1.0 million of accrued penalties. As of December 31, 2010, we had $0.3 million of accrued interest and $1.0 million of accrued penalties. Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 included $0.2 million, $(0.2) million and $0.1 million, respectively, related to interest and penalties on unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007, 2007 and 2004, respectively.

NOTE E-DEBT

The following is a summary of the Company's debt (in thousands):

	December 31,
	2011	2010
9.75% Senior Notes	$275,000	$400,000
11.75% Senior Notes	—	2,000
Credit Facility	—	—
Subsidiary revolving line of credit	—	—
Note payable to former executive	95	154

	275,095	402,154
Plus: Premium on debt	—	56

	$275,095	$402,210

9.75% Senior Unsecured Notes: On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (“the 9.75% Senior Notes”). The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger. As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007. On July 1, 2011, the Company redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding in accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Accordingly, the Company recorded a loss on early extinguishment of debt of $7.9 million, which included the write-off of unamortized issue expenses, for the year ended December 31, 2011. The remaining notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. As of December 31, 2011, accrued interest totaled $10.1 million and was included in accrued liabilities on the Consolidated Balance Sheet. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.

Upon a change of control (as defined in the indenture), each holder of the 9.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

11.75% Senior Unsecured Notes: On July 2, 2004, the Company issued, in a private placement, $193.0 million aggregate principal amount of 11.75% senior notes due 2011 (“the 11.75% Senior Notes”). As required by their terms, the 11.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in February 2005. In connection with the 2004 excess cash flow offer in March 2005, $4.0 million aggregate principal amount of these notes was tendered and accepted. In connection with the Merger and related transactions, $187.0 million aggregate principal amount of these notes was tendered and accepted on February 14, 2007. The fair value of these notes was higher than the face value on the date of the Merger; consequently, a premium was reflected in the financial statements related to these notes. The remaining $2.0 million aggregate principal amount of the 11.75% Senior Notes were tendered and accepted on May 3, 2011 pursuant to the excess cash flow offer for the year ended December 31, 2010 and therefore no 11.75% Senior Notes remain outstanding.

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

The Credit Facility requires that the Company maintain certain minimum excess availability levels (as defined in the Credit Facility) or the fixed charge coverage ratio (as defined in the Credit Facility) shall not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. The Credit Facility requires the payment of an unused line fee of .50% per annum payable in arrears.

Subsidiary Revolving Line of Credit: Olympic had a revolving credit facility, which allowed it to borrow up to $5.0 million (Canadian) subject to an availability formula by way of prime-based loans or letters of credit. This facility was cancelled concurrently with the closing of the Credit Facility discussed above.

Note Payable to Former Executive: In connection with the settlement of certain litigation, the Company entered into a note payable to a former executive with remaining payments of $6,000 per month until May 2013. The note is non-interest bearing. The note is guaranteed by Olympic.

Aggregate Maturities: The aggregate maturities of the Company’s debt over the next five years and thereafter are as follows: $66,000 in 2012, $29,000 in 2013 and $275.0 million in 2014.

NOTE F-LEASE OBLIGATIONS

Assets recorded under capital lease obligations of $3.7 million and $3.8 million at December 31, 2011 and 2010, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $1.2 million and $1.0 million at December 31, 2011 and 2010, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company leases office space under operating leases, some of which include renewal options. Rental expense for the years ended December 31, 2011, 2010 and 2009 was approximately $1.7 million, $1.7 million, and $1.6 million, respectively. The Company received income from subleases of approximately $284,000, $319,000, and $271,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments for the five years subsequent to December 31, 2011, thereafter and in the aggregate are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2012	$390	$1,201
2013	403	769
2014	403	474
2015	403	471
2016	403	471
Thereafter	2,357	53

Total minimum lease payments	4,359	$3,439

Less amount representing interest	(1,198)

Present value of net minimum lease payments	$3,161

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

NOTE G-COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company's financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2011, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-STOCK-BASED COMPENSATION

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

Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $0.5 million, $3.2 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has not recognized any tax benefits related to stock based compensation for the three years ended December 31, 2011.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Restricted Stock Units

The 2008 Restricted Stock and Restricted Stock Unit Plan, which is administered by the board of directors of Holdings, authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. The restricted stock units are convertible into common shares of Holdings within 30 days of one of the following events: termination of employment, death, disability or upon a change in control of the Company. During 2011 and 2010, 221 and 241 restricted stock units, respectively, were converted into shares of Holdings. A total of 22,659 restricted shares were available for grant at December 31, 2011.

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

The options contain only service condition requirements. The issuances in 2007 through 2010 vest 25 percent on each of the first, second, third and fourth anniversaries of each grant date. The 2011 issuance vests 20 percent on each of the first, second, third, fourth and fifth anniversary of the grant date. All options provide for accelerated vesting after a change in control. The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 11,859 shares of Holdings common stock were available for grant as options at December 31, 2011.

The fair value of the options was estimated on each grant date in 2011 and 2010 using the Black-Scholes option pricing method. No options were granted in 2009. The assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2011	2010
Weighted average grant date fair value per share	$123.29	$47.15
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	6.50	6.63
Risk free interest rate	2.36%	3.23%
Expected dividend yield	0.0%	0.0%

In May 2010, the Company cancelled and reissued all of its then outstanding stock options in order to reduce the exercise price of the options to $193.13. The vesting conditions and the expiration dates were not changed from the original grant of each option. The modification affected 16 employees and 2 non-employee directors who had a total of 86,135 options outstanding as of the modification date. The incremental compensation cost as a result of the modified exercise price was $1.3 million, of which $0.9 million was expensed immediately for vested options at the date of modification. The remaining $0.4 million incremental cost along with the remaining unrecognized compensation cost prior to the modification is being recognized using the graded vesting attribution method over the remaining vesting periods of stock options. The incremental compensation cost as a result of

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

the re-pricing was calculated as the difference in the fair value of the stock options immediately before the re-pricing and the fair value of the stock options at the new exercise price. The fair value was estimated using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	Prior to	After
	Re-pricing	Re-pricing
Weighted average grant date fair value per share	$21.43	$36.74
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	5.97	4.97
Risk free interest rate	3.01%	2.60%
Expected dividend yield	0.0%	0.0%

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

The following table summarizes stock option activity during the years ended December 31, 2011, 2010 and 2009 (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of period	91	$193.13	92	$392.07	$103	391.79
Granted	1	$258.37	91	$193.13	$—	—
Exercised	(8)	$193.13	—	$—	$—	—
Cancelled	—	$—	(91)	$392.09	$—	—
Forfeited	—	$—	(1)	$389.42	$(11)	389.42

Outstanding at end of period(1)	84	$193.91	91	$193.13	$92	392.07

Options exercisable at end of period(2)	76	$193.13	62	$193.13	$48	390.69

Available for grant at end of period	12		13		12

(1)	Stock options outstanding at December 31, 2011 have a weighted average remaining contractual term of 5.5 years.
(2)	Exercisable stock options at December 31, 2011 have a weighted average remaining contractual term of 5.3 years.

As of December 31, 2011, the total future compensation cost related to non-vested options not yet recognized in the Consolidated Statement of Operations was $0.2 million and will be recognized using graded vesting over a weighted average period of 3.1 months. The Company did not receive any cash from option exercises during the three years ended December 31, 2011.

NOTE I – SHAREHOLDER’S EQUITY

In May 2011, Centerbridge purchased a minority interest in Holdings for $125.0 million. Concurrently with the closing of this transaction, Holdings contributed $125.0 million to the Company. Holdings incurred approximately $4.9 million in professional fees associated with this transaction, which are reflected as a reduction to Holdings’ contribution to the Company. The funds received were used to redeem $125.0 million of the Company’s 9.75% Senior Notes in July 2011.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of the Company's assets and liabilities, market data or assumptions are used that the Company believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of December 31, 2011 and 2010, the Company’s assets that are measured at fair value on a recurring basis include the following (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2011:
Cash equivalents	$74,421	$74,421	$—	$—
Investment in stock options related to equity securities	262	—	262	—

At December 31, 2010:
Cash equivalents	$89,581	$89,581	$—	$—
Investment in equity securities	2,232	2,232	—	—
Investment in stock options related to equity securities	870	—	870	—

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2011 or 2010.

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

During the years ended December 31, 2011 and 2010, the Company sold all of its investment in equity securities for proceeds totaling $2.5 million and $4.2 million, respectively. Total realized gains were equal to proceeds received.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other Financial Instruments:

•

Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $273.0 million as of December 31, 2011, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $272.9 million at December 31, 2011. The fair value of the 9.75% Senior Notes, the 11.75% Senior Notes and the note payable to a former executive approximated $386.1 million as of December 31, 2010, compared to the book value of $402.2 million. The quoted market price of the 9.75% Senior Notes was $384.0 million at December 31, 2010.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE K-RELATED PARTY TRANSACTIONS

Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. In 2011 and 2010, the Company made payments of approximately $755,000 and $9,000, respectively on behalf of Holdings. The Company received $50,000 from Holdings in 2011 which was applied toward the outstanding balance. The balance due from Holdings as of December 31, 2011 and 2010 was $861,000 and $156,000, respectively.

On December 22, 2009, the Company entered into a secured credit agreement with ValueAct Capital Management, L.P., an affiliate of ValueAct Capital, which provided the Company the ability to borrow up to $9.9 million until December 31, 2010. No borrowings were made on this facility; therefore, under its terms, the facility expired on December 31, 2010.

The Company owns 20% of Wandoo Energy LLC ("Wandoo"), a privately owned oil and gas prospecting company. The Company's Chief Operating Officer serves as the Company's representative on the board of directors of Wandoo. The Company received $67,000 and $40,000 in 2011 and 2010, respectively, in tax distribution payments from Wandoo. Additionally, Wandoo reimbursed the Company in 2010 for $133,000 in geophysical consulting services previously paid to Wandoo’s president in 2005 and 2006. In 2011, the Company received $335,000 for a licensing agreement with Texoz E&P, Inc., a wholly owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo. The Company received shares and stock options in Texon in connection with its formation. As of December 31, 2011, the Company has sold all of its shares in Texon but continues to hold stock options.

NOTE L-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at December 31, 2011 and 2010 included $122,000 and $186,000, respectively of restricted cash related to collateral on seismic operations bonds. The balance at December 31, 2011 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.

For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Significant non-cash investing and financing activities are as follows:

The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Non-monetary exchanges related to resale licensing revenue	$7,609	$4,000	$1,764
Non-monetary exchanges from underwriting of new data acquisition	2,687	3,222	(1,291)
Other non-monetary additions	98	124	—
Completion of data in progress from prior non-monetary exchanges	—	3,199	1,724
Less: Non-monetary exchanges for data in progress	(179)	—	—

Total non-cash additions to seismic data library	$10,215	$10,545	$2,197

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

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Acquisition revenue on underwriting from non-monetary exchange contracts	$2,274	$2,677	$2,838
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	7,169	7,187	4,575
Solutions revenue recognized from non-monetary exchange contracts	71	—	—

Total non-cash revenue	$9,514	$9,864	$7,413

NOTE M-INDUSTRY SEGMENTS

The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Geographic information for the periods presented is as follows (in thousands):

			Other
	United		Foreign
	States	Canada	Countries	Total
Year ended December 31, 2011
Revenue	$152,792	$65,216	$—	$218,008
Assets (1)	65,156	60,577	—	125,733

Year ended December 31, 2010
Revenue	$129,888	$45,668	$—	$175,556
Assets (1)	76,121	35,429	—	111,550

Year ended December 31, 2009
Revenue	$78,792	$36,529	$24	$115,345
Assets (1)	150,874	56,518	—	207,392

(1)	Assets include net seismic data library and net property and equipment.

The Company's revenues may be divided into two major categories, (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Acquisition and licensing of seismic data	$213,656	$171,778	$110,821
Reproduction and delivery of seismic data and other services	4,352	3,778	4,524

	$218,008	$175,556	$115,345

NOTE N-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION

On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. As of December 31, 2011, $275.0 million aggregate principal amount remains outstanding. The Company's payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries ("Guarantor Subsidiaries"). All subsidiaries of the Company that do not guarantee the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2011 and 2010 and the consolidating condensed statements of operations and statements of cash flows for the years ended December 31, 2011, 2010 and 2009 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2011

(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$61,612	$13,282	$—	$74,894
Receivables
Trade, net	—	32,129	19,177	—	51,306
Notes and other, net	520	1,606	2,196	—	4,322
Due from Seitel Holdings, Inc.	—	861	—	—	861
Intercompany receivables (payables)	95,955	(78,614)	(17,341)	—	—
Investment in subsidiaries	272,268	416,322	1,448	(690,038)	—
Net seismic data library	—	63,259	57,435	—	120,694
Net property and equipment	—	1,897	3,142	—	5,039
Investment in marketable securities	—	262	—	—	262
Prepaid expenses, deferred charges and other	4,409	5,078	757	—	10,244
Intangible assets, net	900	16,462	9,452	—	26,814
Goodwill	—	107,688	98,150	—	205,838
Deferred income taxes	—	56	—	—	56

TOTAL ASSETS	$374,052	$628,618	$187,698	$(690,038)	$500,330

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,050	$23,563	$26,937	$—	$60,550
Income taxes payable	81	—	1,383	—	1,464
Senior Notes	275,000	—	—	—	275,000
Notes payable	95	—	—	—	95
Obligations under capital leases	—	—	3,161	—	3,161
Deferred revenue	—	33,340	15,505	—	48,845
Deferred income taxes	—	—	1,375	—	1,375

TOTAL LIABILITIES	285,226	56,903	48,361	—	390,490

STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,011	—	—	—	398,011
Parent investment	—	764,752	156,913	(921,665)	—
Retained deficit	(309,185)	(193,299)	(38,328)	231,627	(309,185)
Accumulated other comprehensive income	—	262	20,752	—	21,014

TOTAL STOCKHOLDER’S EQUITY	88,826	571,715	139,337	(690,038)	109,840

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$374,052	$628,618	$187,698	$(690,038)	$500,330

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$152,759	$66,644	$(1,395)	$218,008

EXPENSES:
Depreciation and amortization	—	92,106	50,857	—	142,963
Cost of sales	—	88	12	—	100
Selling, general and administrative	1,503	19,626	11,915	(1,395)	31,649

	1,503	111,820	62,784	(1,395)	174,712

INCOME (LOSS) FROM OPERATIONS	(1,503)	40,939	3,860	—	43,296

Interest expense, net	(14,124)	(19,805)	(838)	—	(34,767)
Foreign currency exchange gains (losses)	—	4	(730)	—	(726)
Loss on early extinguishment of debt	(7,912)	—	—	—	(7,912)
Gain on sale of marketable securities	—	2,467	—	—	2,467
Other income	4	67	179	—	250

Income (loss) before income taxes and equity in income of subsidiaries	(23,535)	23,672	2,471	—	2,608
Provision (benefit) for income taxes	—	(418)	810	—	392
Equity in income of subsidiaries	25,751	1,661	—	(27,412)	—

NET INCOME	$2,216	$25,751	$1,661	$(27,412)	$2,216

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,324)	$120,408	$45,013	$—	$126,097

Cash flows from investing activities:
Cash invested in seismic data	—	(68,145)	(58,834)	—	(126,979)
Cash paid to acquire property, equipment and other	—	(1,856)	(265)	—	(2,121)
Net proceeds from sale of marketable securities	—	2,467	—	—	2,467
Cash from sale of property, equipment and other	—	121	1	—	122
Advances to Seitel Holdings, Inc.	—	(755)		—	(755)
Repayment from Seitel Holdings, Inc.	—	50	—	—	50

Net cash used in investing activities	—	(68,118)	(59,098)	—	(127,216)

Cash flows from financing activities:
Contributed capital	125,000	—	—	—	125,000
Repayment of 9.75% Senior Notes	(131,094)	—	—	—	(131,094)
Repayment of 11.75% Senior Notes	(2,000)	—	—	—	(2,000)
Principal payments on notes payable	(59)	—	—	—	(59)
Principal payments on capital lease obligations	—	—	(164)	—	(164)
Borrowings on line of credit	—	—	737	—	737
Payments on line of credit	—	—	(737)	—	(737)
Costs of debt and equity transactions	(6,268)	—	(70)	—	(6,338)
Intercompany transfers	53,745	(65,745)	12,000	—	—

Net cash provided by (used in) financing activities	39,324	(65,745)	11,766	—	(14,655)

Effect of exchange rate changes	—	(1)	698	—	697

Net decrease in cash and cash equivalents	—	(13,456)	(1,621)	—	(15,077)
Cash and cash equivalents at beginning of period	—	75,068	14,903	—	89,971

Cash and cash equivalents at end of period	$—	$61,612	$13,282	$—	$74,894

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

SEITEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE O-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2011
Revenue	$59,496	$35,545	$52,208	$70,759
Operating income	9,501	4,335	10,506	18,954
Net income (loss)	511	(5,026)	(5,111)	11,842

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2010
Revenue	$32,376	$32,962	$46,140	$64,078
Operating income (loss)	(12,833)	(13,557)	(7,407)	1,833
Net loss	(22,242)	(22,586)	(15,917)	(2,672)

Report of Independent Registered Public Accounting

Firm on Financial Statement Schedule

Audit Committee, Board of Directors

and Stockholder

Seitel, Inc.

Houston, Texas

In connection with our audit of the consolidated financial statements of Seitel, Inc., for each of the years ended December 31, 2011, 2010 and 2009, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule, based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations, and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas

March 14, 2012

S-1

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	Balance at beginning of period	Charged to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2011:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$2,556	$12	$(1,525)	$1,043
Allowance for notes receivable	—	—	1,501 (1)	1,501
Valuation allowance on deferred tax asset	107,490	576	—	108,066

Total	$110,046	$588	$(24)	$110,610

(1)	Reflects reclassification from allowance for doubtful accounts on trade receivables to allowance for notes receivable.

	$000,000)	$000,000)	$000,000)	$000,000)

Year ended December 31, 2010:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,108	$1,524	$(76)	$2,556
Valuation allowance on deferred tax asset	88,694	18,796	—	107,490

Total	$89,802	$20,320	$(76)	$110,046

Year ended December 31, 2009:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$845	$513	$(250)	$1,108
Allowance for notes receivable	225	—	(225)	—
Valuation allowance on deferred tax asset	58,239	30,455	—	88,694

Total	$59,309	$30,968	$(475)	$89,802

S-2

EXHIBIT INDEX
Exhibit	Title
21.1	Subsidiaries of Seitel, Inc.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.