Form 10-K/A
period 2011-12-31
SEITEL INC
filed 2012-04-30
CIK 750813

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at April 25, 2012 was zero. On April 25, 2012 there were a total of 100 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 14, 2012 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events which may have occurred since the original filing date, and does not amend or modify any disclosure made in the Form 10-K except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer and are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of April 25, 2012, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position
Robert D. Monson	57	President, Chief Executive Officer and Director
Kevin P. Callaghan	59	Chief Operating Officer, Executive Vice President and Director
Marcia H. Kendrick	51	Chief Financial Officer, Executive Vice President, Assistant Secretary and Treasurer
JoAnn Lippman	59	General Counsel, Senior Vice President and Secretary
David A. Richard	54	President-Olympic Seismic Ltd.
Randall A. Sides	45	President-Seitel Data, Ltd.
Allison A. Bennington	48	Director
Ryan M. Birtwell	29	Director
Dalton J. Boutte	57	Director
Kyle N. Cruz	36	Director
Jay H. Golding	66	Director
John E. Jackson	53	Director
Daniel R. Osnoss	30	Director
Gregory P. Spivy	43	Chairman of the Board of Directors

Robert D. Monson has been our President and Chief Executive Officer and one of our directors since December 15, 2004. He previously served as our Chief Financial Officer from May 10, 2004 until December 15, 2004 and served as Secretary from August 31, 2004 until December 15, 2004. Mr. Monson has over 25 years of experience in the oil and gas industry, including over nine years in the international seismic industry. Prior to joining Seitel, he served in various capacities with Schlumberger Limited (“Schlumberger”), an oilfield service provider and a New York Stock Exchange, Inc. listed company, since 1985. In his last position with Schlumberger, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations. Since May 2011, Mr. Monson has also served on the board of Seitel Holdings, Inc. (“Holdings”). Mr. Monson’s qualifications to serve on our board of directors (the “Board”) include his long tenure as one of our directors, as well as his extensive background in the oil and gas industry and his many years of business experience.

Kevin P. Callaghan has been our Chief Operating Officer and Executive Vice President since June 2002 and one of our directors since January 2010. Mr. Callaghan has also served on the board of Holdings since May 2011. From January 1998 to June 2002, Mr. Callaghan was Senior Vice President of Seitel Data, Ltd., a wholly-owned subsidiary of Seitel. He was president of Olympic Seismic Ltd., a wholly-owned subsidiary of Seitel, from June 2002 until December 2004, interim president of Olympic Seismic Ltd. from July 2001 until June 2002 and vice president of Olympic Seismic Ltd. from January 2001 until July 2001. Mr. Callaghan joined us in August 1995 as Vice President of Onshore Operations of Seitel Data, Ltd. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his last position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005. Mr. Callaghan’s extensive seismic industry experience and his various operational and management positions bring valuable managerial and corporate governance skills to the full Board.

Marcia H. Kendrick, CPA, has been our Chief Financial Officer and Executive Vice President since October 2009, and our Treasurer since May 2005. She has been our Assistant Secretary since February 2012 and was Secretary from October 2009 to January 2012. She was our Chief Accounting Officer and Assistant Secretary from August 1993 to October 2009 and Senior Vice President from September 2001 to October 2009. Ms. Kendrick also served as our interim Chief Financial Officer from December 2004 to July 2005 and from June 2002 to May 2004. Prior to joining Seitel in 1993, she was employed by Arthur Andersen LLP, where her last position was Director of Finance and Administration.

JoAnn Lippman joined Seitel as its General Counsel, Senior Vice President and Secretary in February 2012, bringing to Seitel more than 25 years of legal experience and expertise. Prior to joining Seitel, Ms. Lippman most recently served as General Counsel, Head of Legal Affairs-North America for CGGVeritas, a leading global seismic geophysical company, which she joined in 2006. Before going in-house, Ms. Lippman was in private practice from 1995 to 2006 with the law firm Haynes and Boone, LLP, which included Ms. Lippman and other members of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered when the two firms partially merged in 2001.

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

Allison A. Bennington has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. She is the General Counsel and a Partner of VA Partners I, LLC (“VA Partners”), the General Partner of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”). Ms. Bennington is a member of the Advisory Board of Harvard Law School’s Program on Corporate Governance. Prior to joining ValueAct Capital in April 2004, Ms. Bennington was the General Counsel of Atriax, Ltd., a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters that was formed to establish a global foreign exchange internet trading market. From January 1999 to May 2000, Ms. Bennington was a Managing Director of Robertson Stephens, a full service investment bank. Previous to joining Robertson Stephens, she was an associate, and then a partner in the London office of Brobeck Hale and Dorr International, where she specialized in cross-border mergers and acquisitions and corporate finance transactions. Ms. Bennington was with Brobeck Hale and Dorr International from January 1993 to November 1998. Before joining Brobeck Hale and Dorr International, Ms. Bennington was an Associate with Brobeck Phleger and Harrison in San Francisco from 1990 to 1993. Ms. Bennington’s qualifications to serve on our Board include her extensive background in legal and corporate matters.

Ryan M. Birtwell, CFA, has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. He is a Vice President at VA Partners, having joined in June 2004. He received a B.A. from Middlebury College in 2004 and is a CFA charterholder. Mr. Birtwell’s qualifications to serve on our Board include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

Dalton J. Boutte, has been one of our directors and one of Holdings’ directors since July 2011. He has had an approximately 30 year career in the energy industry and currently serves as Senior Advisor to the Chairman of Schlumberger. Mr. Boutte joined Schlumberger in 1980. Most recently, he was Executive Vice President from 2004 to 2010, including President of WesternGeco, Schlumberger’s seismic data services subsidiary, from 2003 to 2009. Prior to this, he was worldwide Vice President of Operations for Schlumberger’s Oilfield Services from 2001 to 2003 and President of Europe/Africa/CIS from 2000 to 2001. Mr. Boutte’s qualifications to serve on our Board include his extensive and varied experience in the seismic industry.

Kyle N. Cruz has been one of our directors and one of Holdings’ directors since May 2011. Mr. Cruz joined Centerbridge Partners, L.P. in 2007 and as their Managing Director, currently focuses on investments in the Industrials, Media, Telecom & Technology and Energy & Power sectors. From 2005 to 2007, Mr. Cruz was a Vice President at Diamond Castle Holdings (“Diamond Castle”), a private equity firm founded by former senior professionals of DLJ Merchant Bank. Mr. Cruz serves as a director of Aquilex Holdings LLC and Penhall Holding Company. Mr. Cruz’s qualifications to serve on our Board include his experience as a director of other companies, his advisory experience with Centerbridge Partners, L.P.’s investments as well as his extensive financial services industry experience generally.

Jay H. Golding has been one of our directors since April 2007 and one of Holdings’ directors since May 2011. He was also previously one of our directors from December 2004 until February 2007. Mr. Golding currently serves as President of Port Chester Industries, a privately held merchant banking entity. From 1981 to 1989, he served as either president or chairman and chief executive officer of Hi-Port Industries. Mr. Golding serves on the board of several privately held companies and is a former director of Sterling Electronics, Data Transmission Network Corp., Falcon Oil & Gas and several private companies. Mr. Golding serves on the board of the Congregation Beth Israel as well as other non-profit organizations. Mr. Golding’s qualifications to serve on our Board include his varied experience as a director on the boards of several private companies, his financial literacy and his extensive business experience in the financial industry.

John E. Jackson has been one of our directors since August 2007. Mr. Jackson has also served on the board of Holdings since May 2011. Mr. Jackson is currently President and Chief Executive Officer of Spartan Energy Partners, LP, a gas gathering, treating and processing company. Mr. Jackson was Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, from February 2008 until its sale in October of 2009. He became a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc., in July 2004. Mr. Jackson served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson has been a director of Select Energy Services, a privately owned total water management company for oil and gas companies, since January 2012. He also serves on the board of a non-profit organization. Mr. Jackson’s qualifications to serve on our Board include his many years as an executive and director with companies in the oil and gas industry and his in-depth knowledge of our business.

Daniel R. Osnoss has been one of our directors and one of Holdings’ directors since May 2011. Mr. Osnoss joined Centerbridge Partners, L.P. in 2009 and holds the position of Principal. He currently focuses on investments in the Industrials, Building Materials, Energy & Power, Transportation & Logistics and Business Services sectors. From 2005 to 2007 Mr. Osnoss was an Associate at Berkshire Partners LLC (“Berkshire”), a private equity firm. Prior to Berkshire, he was an investment banking analyst in the Leveraged Finance Group at Goldman, Sachs & Co. from 2003 to 2005. Mr. Osnoss graduated with a B.A. in Economics, summa cum laude, Phi Beta Kappa from Yale College in 2003. He received his M.B.A with distinction from the Harvard Business School in 2009. Mr. Osnoss’ qualifications to serve on our Board include his extensive experience in the financial services industry, together with his advisory experience with Centerbridge Partners, L.P’s investments.

Gregory P. Spivy has been one of our directors since March 2006 and Chairman of the Board since October 2011. Mr. Spivy has also served on the board of Holdings since February 2007. He is a Partner of VA Partners, having joined in 2004. Mr. Spivy also currently serves as a director of KAR Auction Services, Inc. and formerly served as a director of MDS, Inc., PRA International and MSC Software Corp. Mr. Spivy’s qualifications to serve on our Board include his tenure as a director here, his experience as a director of other public and private corporations, his advisory experience with ValueAct Capital’s portfolio companies as well as his extensive financial services industry experience generally.

Board Composition

The Board is currently composed of ten directors. Prior to May 2011, when Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P. “Centerbridge”) purchased a minority interest in Holdings (the “Minority Interest Purchase”), our Board was comprised of eight directors. Subsequent to their investment, Centerbridge nominated three directors to the Board – two employees and one non-employee. With Centerbridge’s director nominations, our Board was composed of eleven members until Peter Kamin, the former Chairman of the Board, retired in October 2011. Each director serves for annual terms and until his or her successor is elected and qualified. We do not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Due to this, and due to the fact that we are a wholly-owned subsidiary of Holdings, there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

Committees of the Board of Directors

Since we are a privately owned company, we do not have a formal compensation committee in place but our compensation decisions have been made by a committee consisting of two members of the Board. Prior to the retirement of Mr. Kamin in October 2011, Messrs. Kamin and Spivy formed such committee. Since October 2011, Messrs. Spivy and Cruz form such committee. This committee is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2011.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of our website at www.seitel.com/investor-relations/Pages/Corporate-Governance.aspx. If we ever were to amend or waive any provision of the Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the Board (the “Committee”) is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally. The Committee approves and recommends to the Board the compensation for all executive officers and does not delegate any of its functions to others. The Chief Executive Officer, however, makes recommendations to both the Committee and the Board with respect to the compensation of the Company’s senior management (other than with respect to the Chief Executive Officer).

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our stockholders. In 2011, the total compensation program for our executive officers consisted of four components: base salary, annual cash incentive bonuses, long-term cash incentive bonuses and perquisites/personal benefits. We did not grant any equity awards to our “named executive officers” (as defined below) during 2011. While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2011 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives.

The disclosure that follows relates to the compensation of our Chief Executive Officer, our Chief Financial Officer and our three highest compensated executive officers during 2011 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals throughout the disclosure as our “named executive officers.”

Risk Assessment

The Company has reviewed its compensation policies and practices for all employees and has concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company. We believe that our compensation policies and practices (x) provide an appropriate mix of short-term and long-term compensation and (y) promote a focus on strategic goals and long-term success, and therefore limit the incentive of our employees to take excessive risks.

Compensation Elements

As described above, during 2011, the compensation of our named executive officers consisted of four elements: base salary, annual cash incentive bonuses, long-term cash incentive bonuses and perquisites/personal benefits. Each of these elements of compensation is described in detail below. 2011 base salaries and bonus opportunities for Messrs. Monson and Callaghan were determined pursuant to the terms of their employment agreements with the Company. Because the other named executive officers were not covered by an employment agreement with the Company during 2011, their 2011 compensation was determined in the discretion of the Committee. However, as described in more detail below in “Potential Payments Upon Termination of Employment or Change in Control,” in February 2012, we entered into employment agreements with Ms. Kendrick and Messrs. Sides and Richard.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. During 2011, the base salaries for Messrs. Monson and Callaghan were determined in accordance with the terms of their employment agreements, while the base salaries for the other named executive officers were determined at the discretion of the Committee. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives.

In January 2011, Messrs. Monson’s and Callaghan’s base salaries were reinstated from their voluntary 10% reductions in 2009 and 2010 to $630,000 and $468,000, respectively. Effective August 1, 2011, Ms. Kendrick received a merit-based base salary increase from $295,000 to $300,000 and Mr. Sides received a merit-based base salary increase from $290,000 to $300,000. In addition, effective January 1, 2012, each named executive officer’s base salary was increased by 3% as part of a discretionary cost of living increase. Accordingly, Mr. Monson’s base salary was increased to $648,900, Mr. Callaghan’s base salary was increased to $482,040, Ms. Kendrick’s base salary was increased to $309,000, Mr. Sides’ base salary was increased to $309,000 and Mr. Richard’s base salary was increased to $313,635 (Canadian).

Annual Bonuses:

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer’s bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn the “maximum bonus.” The percentages (of base salary) payable to each named executive officer with respect to 2011 performance under the “threshold bonus,” the “target bonus” and the “maximum bonus” are set forth in the table below.

	Threshold	Target	Maximum
Name	Bonus %	Bonus %	Bonus %
Mr. Monson	0%	100%	158%
Ms. Kendrick	0%	70%	110%
Mr. Callaghan	0%	70%	110%
Mr. Sides	0%	70%	110%
Mr. Richard	0%	70%	110%

For 2011, the Committee determined that the annual bonus for Messrs. Monson and Callaghan and Ms. Kendrick would be based on Cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Key Performance Financial Measures, Cash EBITDA” in our Annual Report on Form 10-K for the year ended December 31, 2011 before consideration of 2011 bonus expense (“Cash EBITDA before bonus”). The Committee determined that 50% of Mr. Sides’ annual bonus would be based on Cash EBITDA before bonus and 50% would be based on “U.S.” Cash EBITDA before bonus, a component of Cash EBITDA before bonus generated solely by our U.S. operations. The Committee determined that 50% of Mr. Richard’s annual bonus would be based on Cash EBITDA before bonus and 50% would be based on “Canadian” Cash EBITDA before bonus, a component of Cash EBITDA before bonus generated solely by our Canadian operations. In establishing these performance measures, the Committee determined that Cash EBITDA before bonus was an appropriate performance goal because it reflects the level of cash generated by the Company available for debt service and growing the business. The Committee determined that it was appropriate to base a portion of the annual bonus for Mr. Sides on U.S. Cash EBITDA before bonus because his job responsibilities are primarily directed towards the Company’s U.S. operations. The Committee determined that it was appropriate to base a portion of the annual bonus for Mr. Richard on Canadian Cash EBITDA before bonus because his job responsibilities are primarily directed towards the Company’s Canadian operations.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for each performance goal. Where the level achieved under a financial performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation (specifically, if performance exceeds target but is less than maximum, the bonus equals the target bonus, plus the product of (x) the difference between the maximum bonus and the target bonus and (y) a fraction, the numerator of which equals the excess of actual performance over target performance and the denominator of which equals the excess of the maximum performance goal over the target performance goal). No bonuses are payable with respect to a performance goal if the level of performance attained is below the threshold level. The chart below contains the threshold, target and maximum performance goals established by the Committee for 2011 under our annual incentive plan for each performance measure:

Performance Measure	Threshold	Target	Maximum
Cash EBITDA before bonus	$95,000,000	$106,500,000	$118,000,000
U.S. Cash EBITDA before bonus	74,400,000	83,400,000	92,400,000
Canadian Cash EBITDA before bonus	20,600,000	23,100,000	25,600,000

During 2011, the Company achieved Cash EBITDA before bonus and U.S. Cash EBITDA before bonus of $117,367,000 and $86,567,000, respectively. Canadian Cash EBITDA before bonus exceeded the maximum performance goal of $25,600,000. Accordingly, each of the named executive officers received the 2011 bonuses (in U.S. dollars) set forth in the table below. Mr. Richard’s bonus was converted to U.S. dollars based on the average of the month-end exchange rates during the twelve months of 2011. The bonuses for fiscal year 2011 were paid in two installments; 90% was paid in February 2012 and the remaining 10% was paid in March 2012.

2011
Name	Bonus
Mr. Monson	$975,287
Ms. Kendrick	320,250
Mr. Callaghan	504,496
Mr. Sides	282,214
Mr. Richard	336,340

In addition to the annual bonuses set forth above, the Company paid a discretionary bonus to Ms. Kendrick during 2011 in the amount of $75,000 due to her contributions towards the successful completion of the Centerbridge transaction.

Long-Term Incentive Bonuses

We believe that it is in the best interests of the Company and our stockholders for a substantial portion of our executives’ compensation to be contingent on the long-term performance of the Company. For this reason, in 2011, we adopted the Long-Term Incentive Plan (“LTIP”), which was approved by the Board on January 31, 2011. Under the LTIP, our named executive officers, as well as other participants, are eligible to receive additional cash bonuses from a bonus pool based on the Company’s achievement of target levels of Cash EBITDA before bonuses related to the LTIP less net cash capital expenditures (“Fiscal Year Net Cash”) over a three year period. Although the LTIP was formally adopted in 2011, the LTIP and the applicable targets under the LTIP for the 2010 fiscal year were selected in 2010 prior to the formalization of the plan.

The Committee believes that a long-term bonus plan based on Fiscal Year Net Cash appropriately ties the long-term at-risk compensation payable under the LTIP to shareholder value. Additionally, the Committee believes that establishing a three year service requirement maximizes the retention value of such a plan. Thus, a participant must remain employed by the Company on the date such bonus is to be paid in order to receive any payment earned under the LTIP.

The bonus pool for each three-year bonus period equals 15% of the difference between the Company’s actual Fiscal Year Net Cash for the first year of the bonus period and the target Fiscal Year Net Cash for such year. Each participant’s bonus under the LTIP for a three-year bonus period equals the product of (x) the total bonus pool for such bonus period and (y) the ratio of the participant’s target bonus under our annual cash incentive plan for the first fiscal year of the bonus period to the aggregate target bonuses of all participants under our annual cash incentive plan for the first fiscal year of the bonus period, provided that each participant’s bonus for the three year bonus period is limited to his or her target bonus under our annual cash incentive plan for the first fiscal year of the bonus period. One-third of the bonus, if any, determined as provided above for a three-year bonus period will be earned immediately upon completion of the first year of the bonus period, one-third of such bonus will be earned if the cumulative Fiscal Year Net Cash after the first two years of the bonus period equals or exceeds the cumulative target Fiscal Year Net Cash for such two-year period and one-third of such bonus will be earned if the cumulative Fiscal Year Net Cash during the entire bonus period equals or exceeds the cumulative target Fiscal Year Net Cash for the entire bonus period. If the cumulative Fiscal Year Net Cash after two or three years does not equal or exceed target cumulative Fiscal Year Net Cash for years two or three of the bonus period, respectively, then the portion of the bonus scheduled to be earned for such period will be forfeited. Bonuses earned under the LTIP will be paid within 60 days following the end of the three year bonus period, provided that the participant remains employed on such date. If a participant in the LTIP is not employed on such date for any reason, the bonus applicable to such individual will be forfeited.

The year one Fiscal Year Net Cash target under the LTIP for the three-year bonus period commencing in 2011 (the “2011 Plan Year”) was $32,640,000. The Company’s 2011 actual results exceeded the goal resulting in a bonus pool for eligible participants for the 2011 Plan Year of approximately $1,796,000. One-third of the bonus pool, or approximately $599,000, was earned in 2011 and will be paid during the first two months of 2014, subject to continued employment with the Company on such date. Additionally, if the Company’s cumulative actual Fiscal Year Net Cash exceeds the pre-established cumulative target Fiscal Year Net Cash in each of the years ending December 31, 2012 and 2013, an additional one-third of the bonus pool will be earned for each year this occurs and will be paid during the first two months of 2014, subject to continued employment with the Company on such date.

Each named executive officer’s share of the 2011 Plan Year bonus pool, as well as the portion of such share earned by each named executive officer during 2011, contingent upon remaining employed until bonuses are paid in 2014, are as follows:

	Share of 2011 Plan Year	Portion of 2011 Plan Year Bonus Pool
Name	Bonus Pool	Earned in 2011
Mr. Monson	$500,796	$166,932
Ms. Kendrick	166,932	55,644
Mr. Callaghan	260,412	86,804
Mr. Sides	166,932	55,644
Mr. Richard	166,602	55,534

As described in our Annual Report on Form 10-K for the year ended December 31, 2010, (as amended), due to our 2010 performance, the bonus for each participant under the LTIP for the 2010-2012 bonus period was fully earned in 2010 (although payment will not be made until 2013, subject to continued employment on such date). Accordingly, no portion of the 2010-2012 bonus period LTIP was earned in 2011.

In January 2012, the Board suspended new awards under the LTIP. The Board took this action because it anticipates that long-term incentive awards will be granted under a new equity-based incentive plan that Holdings is expected to adopt in 2012. However, the LTIP established for 2010 and 2011 will continue to be in place with payouts scheduled to occur in 2013 and 2014, respectively.

Equity-Based Compensation

Holdings, our parent company, maintains the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan (the “Holdings Stock Option Plan”) and the Seitel Holdings, Inc. 2008 Restricted Stock and Restricted Stock Unit Plan (the “Holdings Restricted Stock Plan”). Pursuant to the terms of these plans, our key employees and non-employee directors are eligible to receive awards of stock options, restricted stock and restricted stock units. Because the Committee determined that each named executive officer’s interests were sufficiently aligned with those of our stockholders, no equity-based awards were granted to the named executive officers during 2011.

Other Benefits and Perquisites

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada.

For 2011, we provided named executive officers with perquisites and other personal benefits that we and the Committee believed to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Named executive officers were provided with company-paid life insurance. Mr. Richard also receives certain automobile related allowances.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2011, are included in the Summary Compensation Table below.

Employment and Severance Arrangements

Each of the named executive officers is party to an employment agreement with the Company that provides certain severance benefits in the event of a termination of the named executive officer’s employment in limited circumstances. These employment agreements, including the severance provisions, are described below in “Potential Payments Upon Termination of Employment or Change in Control.”

In addition, each of our named executive officers is entitled to receive payment of his or her vested restricted stock units in the event of disability or any termination of employment, and is entitled to receive accelerated vesting of his or her unvested stock options in the event of certain terminations of employment. For more on these arrangements, see “Potential Payments upon Termination of Employment or Change in Control” below.

IRS Limits on Deductibility

Our equity securities are not publicly held. Accordingly, Section 162(m) of the Internal Revenue Code, which limits the deductibility by publicly held corporations of certain compensation in excess of $1,000,000 paid to certain employees, does not apply to us and as a result, our compensation program is not structured to comply with it. We expect to be able to fully deduct executive compensation in subsequent reporting periods.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Board serving as our compensation committee are or have been at any time one of the Company’s officers or employees. None of the Company’s executive officers currently serves, or have served during the last completed fiscal year, as a member of the compensation committee of an entity that have one or more executive officers serving as a member of the Board. Two of the Company’s executive officers, Mr. Monson and Mr. Callaghan, serve on the board of directors of Holdings, and Mr. Spivy, one of the members of the Board currently serving on our compensation committee, is the President and a director of Holdings.

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

The Board members serving as the compensation committee:

Gregory P. Spivy

Kyle N. Cruz

Summary Compensation Table

						Non-
						Equity
						Incentive
						Plan	All Other
Name and					Option	Compen-	Compen-
Principal Position	Year	Salary	Bonus		Awards (1)	sation (2)	sation(3)	Total
Robert D. Monson,	2011	$630,000	$—		$—	$1,142,219	$12,032	$1,784,251
President and Chief	2010	567,000	—		496,067	1,625,400	12,032	2,700,499
Executive Officer	2009	588,000	—		—	—	6,052	594,052

Marcia H. Kendrick	2011	297,083	75,000	(4)	—	375,894	11,552	759,529
Chief Financial Officer and	2010	295,000	—		313,686	531,000	11,552	1,151,238
Executive Vice President	2009	249,408	—		—	—	4,485	253,893

Kevin P. Callaghan,	2011	468,000	—		—	591,300	12,032	1,071,332
Chief Operating Officer and	2010	421,200	—		165,356	842,400	12,032	1,440,988
Executive Vice President	2009	436,800	—		—	—	6,532	443,332

Randall A. Sides,	2011	294,167	—		—	337,858	8,490	640,515
President	2010	272,500	—		66,148	502,750	64,160	905,558
Seitel Data, Ltd. (5)	2009	231,009	—		—	—	90,606	321,615

David A. Richard,	2011	308,855	—		—	391,874	19,444	720,173
President	2010	274,881	—		55,186	430,119	18,531	778,717
Olympic Seismic (6) (7)

(1)

These amounts represent the grant date fair value of stock options granted by Holdings during 2010 (for Ms. Kendrick only) and the incremental compensation cost associated with the May 2010 stock option re-pricing, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value and the incremental compensation cost of the options were estimated using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see “Note I – Stock-Based Compensation” in the Notes to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

(2)

Represents (x) the performance-based cash bonus paid pursuant to the annual incentive plan and (y) the long-term incentive bonuses earned under the LTIP during the applicable fiscal year (which are scheduled to be paid in 2013 with respect to the 2010-2012 bonus period and in 2014 with respect to the 2011-2013 bonus period).

(3)

See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of perquisites and other personal benefits in the Compensation Discussion and Analysis section above for an explanation of these benefits.

(4)	Ms. Kendrick received a $75,000 discretionary cash bonus related to the successful completion of the Centerbridge transaction in May 2011.
(5)

Mr. Sides resided in Calgary for the first six months of 2009. His compensation denominated in Canadian dollars was converted to U.S. dollars based on an average of the month-end exchange rates during the first six months of 2009.

(6)	2010 was the first year that Mr. Richard was a named executive officer of the Company and information for 2009 is not required to be presented.
(7)

Mr. Richard’s salary, performance-based cash bonus pursuant to the annual incentive plan and “all other compensation” denominated in Canadian dollars was converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2011 and 2010 (as applicable). Option awards are in U.S. dollars and required no conversion. Mr. Richard’s long-term incentive bonus under the LTIP denominated in Canadian dollars was converted to U.S. dollars based on the year-end 2011 and 2010 exchange rates (as applicable).

Details of All Other Compensation

Name	Life Insurance Premiums(1)	Automobile Related Allowances	401(k) or RRSP Matching Contributions
Robert D. Monson	$1,032	$—	$11,000
Marcia H. Kendrick	552	—	11,000
Kevin P. Callaghan	1,032	—	11,000
Randall A. Sides	240	—	8,250
David A. Richard	—	11,837	7,607

(1)

Messrs. Monson, Callaghan and Sides and Ms. Kendrick were entitled to life insurance coverage which, when combined with the $50,000 of coverage the Company provided to all U.S. employees, equals $250,000. Accordingly, Messrs. Monson, Callaghan and Sides and Ms. Kendrick have $200,000 in supplemental life insurance protection. Mr. Richard, as well as all of the Company’s Canadian employees were entitled to life insurance coverage equal to three times annual salary to a maximum of $200,000 (Canadian). In addition, Mr. Richard is entitled to an annual car and parking allowance in the amount of $11,670 (Canadian). The amounts reported in the table above for Mr. Richard were converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2011.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2011 under the annual incentive plan and the LTIP.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold	Target	Maximum
Robert D. Monson	$—	$630,000	$995,400	(2)
	—	630,000	630,000	(3)
Marcia H. Kendrick	—	207,958	326,791	(2)
	—	210,000	210,000	(3)
Kevin P. Callaghan	—	327,600	514,800	(2)
	—	327,600	327,600	(3)
Randall A. Sides	—	205,917	323,584	(2)
	—	210,000	210,000	(3)
David A. Richard (4)	—	216,198	339,740	(2)
	—	209,587	209,587	(3)

(1)

The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of potential payouts for fiscal 2011 performance as discussed in further detail in the “Compensation Discussion and Analysis.”

(2)

Represents the range of payouts under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis.” The bonus amounts earned for 2011 are described above in “Annual Bonuses” and are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(3)

Represents the range of payouts under the LTIP for the 2011 Plan Year. None of the named executive officers have a target bonus under the terms of the LTIP. Accordingly, in accordance with Item 402(d) of Regulation S-K of the Exchange Act, the amount reported in the “target” column was determined based on 2010 performance (which resulted in each named executive officer’s 2010 LTIP award equaling his or her maximum permissible award under the LTIP). Payments under this plan related to the 2011 Plan Year are expected to be made in February 2014 and are contingent upon the named executive officer remaining employed with the Company until the payment date. The amounts earned based on 2011 performance are described above in “Long-Term Incentive Bonuses” and are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(4)

Mr. Richard’s range of payouts under the annual incentive plan was converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2011. Mr. Richard’s range of payouts under the LTIP was converted to U.S. dollars based on the year-end 2011 exchange rate.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2011 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Robert D. Monson	32,787	—		$193.13	02/15/2017
Marcia H. Kendrick	4,372	—		193.13	02/15/2017
Marcia H. Kendrick	1,312	3,938	(1)	193.13	05/03/2020
Kevin P. Callaghan	10,929	—		193.13	02/15/2017
Randall A. Sides	4,372	—		193.13	02/15/2017
David A. Richard	2,459	820	(2)	193.13	06/30/2018

(1)	The unexercisable options will vest and become exercisable in three equal increments on May 3, 2012; May 3, 2013 and May 3, 2014.
(2)	The unexercisable options will vest and become exercisable on June 30, 2012.

Non-Qualified Deferred Compensation

Name	Aggregate Earnings in Last FY	Aggregate Balance at Last FYE (1)
Robert D. Monson	$76,162	$165,098
Marcia H. Kendrick	19,070	41,339
Kevin P. Callaghan	41,001	88,879
Randall A. Sides	22,884	49,607

(1)

The following portion of the amounts described in the “Aggregate Balance at Last FYE” column were reported in our Summary Compensation Table (2008) for the named executive officers: Mr. Monson—$164,862; Ms. Kendrick—$41,280; Mr. Callaghan—$88,752; and Mr. Sides—$49,536.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan except for Mr. Richard whose employment with the Company began after the restricted stock units issuance. The value of those restricted stock units as of December 31, 2011, as well as the change in value of those restricted stock units during 2011, is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment, death, disability or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2011, Messrs. Monson, Callaghan and Sides and Ms. Kendrick were credited with 639, 344, 192 and 160 restricted stock units, respectively.

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

Potential Payments upon Termination of Employment or Change in Control

In 2007, we entered into employment agreements with Messrs. Monson and Callaghan. In addition, in February 2012, we entered into employment agreements with Ms. Kendrick and Messrs. Sides and Richard. These employment agreements provide for certain payments upon termination of employment as described below. In addition, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, death, disability or a change in control, and is entitled to receive accelerated vesting of his or her stock options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, death, disability or change in control, in any case, on December 31, 2011, is set forth in the “Aggregate Balance at Last FYE” column in the Non-Qualified Deferred Compensation Table above.

Robert D. Monson

On January 30, 2007, the Company entered into an employment agreement with Mr. Monson that was effective February 14, 2007. The agreement provides for Mr. Monson to continue as our President and Chief Executive Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $600,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 158% of his base salary under the Company’s annual incentive plan. During 2011, Mr. Monson’s salary was $630,000 and effective January 1, 2012, Mr. Monson’s salary was increased to $648,900. Under the agreement, Mr. Monson received options to purchase 3% of the then outstanding Holdings common stock. The options vested 25% annually.

Upon a termination without cause or a resignation by Mr. Monson with or without good reason following a change in control, Mr. Monson would be entitled to receive three times his base salary and target bonus payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination without cause, or resignation by Mr. Monson for good reason prior to a change in control, he would receive two times his base salary plus target bonus payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Monson’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his unvested equity awards would vest in full. Upon a termination of Mr. Monson’s employment for death, all of his unvested equity awards would vest in full. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Monson is also subject to non-competition and non-solicitation covenants for one year after termination.

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

A “change in control” is generally defined in Mr. Monson’s employment agreement as (i) the acquisition by any person or entity of more than 50% of the voting stock of the Company, (ii) a change in the composition of a majority of the Board during any period of two consecutive years, (iii) a sale of all or substantially all of the Company’s assets, (iv) a merger or consolidation of the Company or (v) the Company or its stockholders approve a plan of liquidation or dissolution.

“Disability” is generally defined in Mr. Monson’s employment agreement as Mr. Monson’s inability to substantially perform his duties for a period of 90 days during any 12 month period.

“Good reason” is generally defined in Mr. Monson’s employment agreement as any of the following actions without Mr. Monson’s consent: (i) a material diminution in his title or duties, (ii) a reduction in his base salary, (iii) a change in his reporting structure, (iv) the relocation of his principal place of employment to a location that is more than 50 miles from his principal place of employment as of the date of the employment agreement or (v) the failure of the Company to extend his employment agreement.

Marcia H. Kendrick

On February 15, 2012, the Company entered into an employment agreement with Ms. Kendrick that was immediately effective. The agreement provides for Ms. Kendrick to continue as our Chief Financial Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $309,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of her base salary under the Company’s annual incentive plan.

Upon a termination without cause prior to or following a change in control or a resignation by Ms. Kendrick with good reason following a change in control, Ms. Kendrick would be entitled to receive one times her base salary payable in a lump sum and all of her equity awards would immediately vest. Upon a resignation by Ms. Kendrick for good reason prior to a change in control, she would receive one times her base salary payable in a lump sum. Upon a termination of Ms. Kendrick’s employment due to death, all of her equity awards would immediately vest. Upon a termination of Ms. Kendrick’s employment for disability, she would be entitled to receive her base salary through the earlier of the end of the term of her employment agreement or one year, reduced by disability insurance payments, if any, received by her, and all of her equity awards would immediately vest. In addition, Ms. Kendrick is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by her. Receipt of severance benefits is contingent upon the execution of a release of claims. Ms. Kendrick is also subject to non-competition and non-solicitation covenants for one year after termination.

“Cause” is generally defined in Ms. Kendrick’s employment agreement as Ms. Kendrick’s (i) conviction of (or pleading nolo contendere to) a felony, crime of moral turpitude, or any crime involving the Company or its subsidiaries, (ii) willful or intentional misconduct or willful or gross neglect in connection with the performance of her duties to the Company or its subsidiaries, (iii) fraud, misappropriation or embezzlement, (iv) failure or refusal to substantially perform her duties properly assigned to her (other than any such failure resulting from her disability) after a demand for substantial performance is delivered by the Board specifically identifying the manner in which the Board believes she has not substantially performed such duties, and (v) breach in any material respect of the material terms and provisions of her employment agreement or any other agreement between her and the Company or any of its subsidiaries.

The term “change in control” generally has the same meaning in Ms. Kendrick’s employment agreement as it does in Mr. Monson’s employment agreement, as described above, except that certain transactions involving Centerbridge will not be considered for purposes of determining whether a change in control has occurred in Ms. Kendrick’s employment agreement.

“Disability” is generally defined in Ms. Kendrick’s employment agreement as Ms. Kendrick’s inability to perform her duties for a continuous period of 180 days, or periods amounting to 240 days during any 365-day period.

“Good reason” is generally defined in Ms. Kendrick’s employment agreement as any of the following actions without Ms. Kendrick’s consent: (i) assignment of duties materially inconsistent with a senior executive-level employee, (ii) a material reduction in her base salary other than a reduction that applies to similarly-situated senior executive-level employees, or (iii) the relocation of her principal place of employment to a location more than 100 miles from her then principal place of employment with the Company.

Kevin P. Callaghan

On January 30, 2007, the Company entered into an employment agreement with Mr. Callaghan that was effective February 14, 2007. The agreement provides for Mr. Callaghan to continue as our Chief Operating Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $446,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan. Effective January 1, 2012, his maximum annual cash bonus percentage was increased to 120% of his base salary. During 2011, Mr. Callaghan’s salary was $468,000 and effective January 1, 2012, Mr. Callaghan’s salary was increased to $482,040. Under the agreement, Mr. Callaghan received options to purchase 1% of the then outstanding Holdings common stock. The options vested 25% annually.

Upon a termination without cause or a resignation by Mr. Callaghan for good reason before a change in control and upon a termination without cause or a resignation by Mr. Callaghan with or without good reason following a change in control, Mr. Callaghan would be entitled to receive two times his base salary payable in a lump sum, all of his equity awards would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Callaghan’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his unvested equity awards would vest in full. Upon a termination of Mr. Callaghan’s employment for death, all of his unvested equity awards would vest in full. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Callaghan is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meanings in Mr. Callaghan’s employment agreement as they do in Mr. Monson’s employment agreement, as described above.

Randall A. Sides

On February 15, 2012, the Company entered into an employment agreement with Mr. Sides that was immediately effective. The agreement provides for Mr. Sides to continue as President of Seitel Data, Ltd. for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $309,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan.

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Sides with good reason following a change in control, Mr. Sides would be entitled to receive one times his base salary payable in a lump sum and all of his equity awards would immediately vest. Upon a resignation by Mr. Sides for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum. Upon a termination of Mr. Sides’ employment due to death, all of his equity awards would immediately vest. Upon a termination of Mr. Sides’ employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his equity awards would immediately vest. In addition, Mr. Sides is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Sides is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meaning in Mr. Sides’ employment agreement as they do in Ms. Kendrick’s employment agreement, as described above.

David A. Richard

On February 15, 2012, the Company entered into an employment agreement with Mr. Richard that was immediately effective. The agreement provides for Mr. Richard to continue as President of Olympic Seismic Ltd. for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $313,635 (Canadian), subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan.

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Richard with good reason following a change in control, Mr. Richard would be entitled to receive one times his base salary payable in a lump sum and all of his equity awards would immediately vest. Upon a resignation by Mr. Richard for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum. Upon a termination of Mr. Richard’s employment due to death, all of his equity awards would immediately vest. Upon a termination of Mr. Richard’s employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his equity awards would immediately vest. In addition, Mr. Richard is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Richard is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meaning in Mr. Richard’s employment agreement as they do in Ms. Kendrick’s employment agreement, as described above.

The following table sets forth the cash and in-kind payments and benefits to which the named executive officers would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2011 (assuming, for the purposes of Ms. Kendrick and Messrs. Sides and Richard, that their 2012 employment agreements were effective as of December 31, 2011). Such table also includes the value that each named executive officer would receive upon the vesting of his or her unvested stock options, if any, upon a termination of employment or change in control.

Mr. Monson	Severance		Medical and Dental Benefits(1)	Supplemental Life Insurance Benefits(2)	280G Gross-Up	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,520,000		$12,213	$—	$—	$2,532,213
Termination without Cause or with or without Good Reason, in either case, following a Change in Control	3,780,000		12,213	—	—	3,792,213
Death	—		—	200,000	—	200,000
Disability	200,661	(3)	—	—	—	200,661
Change in Control	—		—	—	—	—

Ms. Kendrick	Termination Bonus (5)	Severance		Value of Accelerated Options	Supplemental Life Insurance Benefits(2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$320,250	$309,000		$256,915	$—	$886,165
Termination with Good Reason, prior to a Change in Control	320,250	309,000		—	—	629,250
Death	320,250	—		256,915	200,000	777,165
Disability	320,250	309,000	(3)	256,915	—	886,165
Change in Control	—	—		256,915	—	256,915

Mr. Callaghan	Severance		Medical and Dental Benefits(1)	Supplemental Life Insurance Benefits(2)	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control; termination without Cause or with or without Good Reason, in either case, following a Change in Control	$936,000		$12,213	$—	$948,213
Death	—		—	200,000	200,000
Disability	121,562	(3)	—	—	121,562

Mr. Sides	Termination Bonus (5)	Severance		Supplemental Life Insurance Benefits(2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason following a Change in Control	$282,214	$309,000		$—	$591,214
Termination with Good Reason, prior to a Change in Control	282,214	309,000		—	591,214
Death	282,214	—		200,000	482,214
Disability	282,214	309,000	(3)	—	591,214

Mr. Richard	Termination Bonus (4), (5)	Severance (4)		Value of Accelerated Options	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$326,055	$308,373		$53,497	$687,925
Termination with Good Reason, prior to a Change in Control	326,055	308,373		—	634,428
Death	326,055	—		53,497	379,552
Disability	326,055	308,373	(3)	53,497	687,925
Change in Control	—	—		53,497	53,497

(1)

For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company’s cost of the coverage elected by the named executive officer as of December 31, 2011, less the employee’s required contribution for such coverage.

(2)	Represents supplemental life insurance benefits not made available to all U.S. employees.
(3)

Represents (x) continued base salary and annual bonus (based on 2011 actual cash bonus) through the end of the term of the employment agreements (February 14, 2012) for Messrs. Monson and Callaghan and (y) one year of continued base salary for Ms. Kendrick and Messrs. Sides and Richard. The actual amount to be paid would be reduced by disability insurance payments, if any.

(4)	Amounts set forth in this column were converted to U.S. dollars based on the year-end 2011 exchange rate.
(5)	Represents the named executive officer’s earned 2011 bonus under our annual incentive bonus plan.

Director Compensation

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. The Company sets director compensation at a level that reflects the amount of time and skill required of directors in performing their duties to the Company and to its stockholders. Directors who are employees receive no additional compensation for serving on the Board. Additionally, ValueAct Capital and Centerbridge representatives receive no additional compensation for serving on the Board.

Except as provided above, non-employee members of the Board receive an annual cash retainer of $75,000 per year. The annual cash retainer is paid quarterly in arrears. No additional compensation is paid for serving as a chair or on any additional committees.

In 2011, Holdings granted Mr. Boutte a stock option to purchase 1,000 shares of Holdings’ common stock in connection with his appointment to the Board. The option has a strike price of $258.37 per share and will become vested in equal annual installments on each of the first five anniversaries of the date of grant, with accelerated vesting to occur in the event of a change in control.

Director Compensation Table

In 2011, we provided the following compensation to directors who were not employees:

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Total
Allison A. Bennington	$—	$—	$—
Ryan M. Birtwell	—	—	—
Dalton J. Boutte	37,500	123,290	160,790
Kyle N. Cruz	—	—	—
Jay H. Golding	75,000	—	75,000
John E. Jackson	75,000	—	75,000
Peter H. Kamin	—	—	—
Daniel R. Osnoss	—	—	—
Gregory P. Spivy	—	—	—

(1)

Represents the grant date fair value of stock options granted by Holdings, as determined in accordance with ASC Topic 718. See the “Director Compensation – Outstanding Options” table below for a description of the options held by each director as of December 31, 2011.

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2011.

Director Compensation – Outstanding Options

		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price	Date
Dalton J. Boutte	7/01/2011	1,000	$258.37	7/01/2021
Jay H. Golding	4/24/2007	641	193.13	4/24/2017
Jay H. Golding	6/30/2008	3,970	193.13	6/30/2018
John E. Jackson	8/01/2007	641	193.13	8/01/2017

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings’ equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	85,393	$193.91	34,518	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	85,393	$193.91	34,518	(1)

(1)

Of these securities, 11,859 could be issued as stock options under the Holdings Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

Equity compensation plans approved by Holdings’ stockholders include the Holdings Stock Option Plan and the Holdings Restricted Stock Plan. During 2011, we granted 1,000 non-qualified stock options with an exercise price of $258.37 per share. These options vest 20 percent on each of the first, second, third, fourth and fifth anniversary of the grant date. The options will expire ten years from the grant date.

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

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, Centerbridge, our management investors, our outside directors and certain former management investors and directors. The following table sets forth certain information regarding the beneficial ownership as of April 25, 2012 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	—	995,430	67.1%
Centerbridge Capital Partners, L.P.	483,803	(4)	—	483,803	32.6%

Named Executive Officers and Directors:
Robert D. Monson	1,115		32,787	33,902	2.2%
Kevin P. Callaghan	672		10,929	11,601	*
Marcia H. Kendrick	184		6,997	7,181	*
Randall A. Sides	176		4,372	4,548	*
Jay H. Golding	641	(5)	3,618	4,259	*
David A. Richard	—		2,459	2,459	*
John E. Jackson	513		641	1,154	*
Dalton J. Boutte	193		—	193	*
Allison A. Bennington	—		—	—	—
Ryan M. Birtwell	—		—	—	—
Kyle N. Cruz	—		—	—	—
Daniel R. Osnoss	—		—	—	—
Gregory P. Spivy	—		—	—	—
All executive officers and directors as a group (14 persons)	3,494		61,803	65,297	4.22	%(6)

*	Indicates less than 1%.
(1)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of April 25, 2012.

(2)	Based on 1,484,154 outstanding shares of Holdings as of April 25, 2012.
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

(4)

A total of 483,803 share are deemed beneficially owned by Centerbridge Capital Partners, L.P., including (i) 481,906 shares owned by Centerbridge Capital Partners II, L.P. and (ii) 1,897 shares owned by Centerbridge Capital Partners SBS II, L.P.

(5)

Shares held by Golding Brothers 1996 Partners, Ltd. Mr. Golding owns a 100% interest in the general partner of Golding Brothers 1996 Partners, Ltd. The limited partnership interests are 99% owned in trust for the benefit of lineal descendants of Mr. Golding with the remaining 1% owned by the general partner.

(6)	Includes options to purchase an aggregate of 61,803 shares of common stock that are currently exercisable or exercisable within 60 days of April 25, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Applying the New York Stock Exchange’s independence standard in Section 303A of the Listed Company Manual, Messrs. Boutte, Golding and Jackson each met the applicable independence standard. When making an independence determination, the Board endeavors to consider all relevant facts and circumstances.

Securities Holders Agreement

In connection with the Minority Interest Purchase, Holdings, ValueAct Capital, Centerbridge and each of the named management investors entered into the Amended and Restated Securities Holders Agreement (the “Securities Holders Agreement”) , which contains certain agreements described below with respect to the capital stock and corporate governance of Holdings.

Governance Provisions

The Security Holders Agreement provides that while Centerbridge maintains the ownership percentage in Holdings specified, it is entitled to designate three directors to the Board, with the number of directors able to be designated by Centerbridge to be reduced if Centerbridge’s interest falls below a specified threshold. The Securities Holders Agreement further provides that each stockholder agrees that it shall take all action necessary to ensure that the board of directors of Holdings (the “Holdings Board”) is composed of ten directors.

The Securities Holders Agreement designates the initial members of the Holdings Board and provides that (A) while ValueAct Capital’s ownership percentage in Holdings is greater than or equal to (i) 50%, ValueAct Capital is entitled to designate five members of the Holdings Board (one of whom shall be the chairman of the Holdings Board and two of whom shall be individuals not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (ii) 40% but less than 50%, ValueAct Capital is entitled to designate four members of the Holdings Board (two of whom shall be individuals not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (iii) 25% but less than 40%, ValueAct Capital is entitled to designate three members of the Holdings Board (one of whom shall be an individual not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (iv) 10% but less than 25%, ValueAct Capital shall be entitled to designate two members of the Holdings Board; and (v) 5% but less than 10%, ValueAct Capital shall be entitled to designate one member of the Holdings Board; (B) while Centerbridge’s ownership percentage in Holdings is greater than or equal to (i) 25%, Centerbridge is entitled to designate three members of the Holdings Board (one of whom shall be an individual not employed by or affiliated with Centerbridge or its affiliates or Holdings); (ii) 10% but less than 25%, Centerbridge is entitled to designate two members of the Holdings Board; (iii) 5% but less than 10%, Centerbridge is entitled to designate one member of Holdings Board; and (C) the management investors as a group are entitled to designate two members of the Holdings Board, one of whom shall be the Chief Executive Officer of Holdings. The Securities Holders Agreement provides that each stockholder agrees that it will not vote any of its stock in favor of the removal of any member of the Holdings Board as designated above unless the stockholder entitled to designate such member of Holdings Board shall have consented to such removal in writing. The Securities Holders Agreement also provides that the Board shall consist of directors designated by the stockholders in proportion to their right to designate members of Holdings Board. No stockholder shall consent in writing or vote or cause to be voted any shares of Holdings common stock currently or in the future owned or controlled by it in favor of any amendment, repeal, modification, alteration or rescission of, or the adoption of any provision in the certificate of incorporation or bylaws of Holdings inconsistent with certain provisions of the Securities Holders Agreement unless the Holdings Board (including at least one member of the Holdings Board designated by Centerbridge) consents in writing thereto.

Pursuant to the Amended and Restated Certificate of Incorporation of Holdings filed on May 23, 2011, so long as ValueAct Capital’s ownership percentage in Holdings is greater than or equal to 50%: (i) the chairman of the Holdings Board is entitled to cast three votes on every matter presented to the Holdings Board for consideration; (ii) each of the directors who are employed by or affiliated with ValueAct Capital, its affiliates or Holdings, is entitled to cast two votes on every matter presented to the Holdings Board for consideration; and (iii) all other directors are entitled to cast one vote each on every matter presented to the Holdings Board for consideration.

Approved Sale

Following the first anniversary of the Minority Interest Purchase, so long as ValueAct Capital’s ownership percentage in Holdings is greater than or equal to 50%, ValueAct Capital shall have the right, by delivery of a written notice to Holdings and Centerbridge, to elect to require that Holdings be sold to a person or group that is not an affiliate of ValueAct Capital, whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise, or consummate an initial public offering, in each case, if prior to the fourth anniversary of the closing of the Minority Interest Purchase, certain financial conditions have been satisfied, and each stockholder will be obligated to consent to, vote for and raise no objections against, and will waive dissenters and appraisal rights (if any) with respect to, such approved sale, and, as applicable, will sell, exchange, redeem, agree to cancel or otherwise dispose of its securities, options, warrants or other rights relating to Holdings on the terms and conditions approved by ValueAct Capital.

Requested Sale

Following the fifth anniversary of the Minority Interest Purchase, so long as Centerbridge and its affiliates own at least 50% of the common stock purchased in the Minority Interest Purchase, Centerbridge shall have the right, by delivery of a written notice to Holdings and ValueAct Capital, to elect to require that Holdings be sold to a person or group that is not an affiliate of Centerbridge, whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise, or consummate an initial public offering, and each stockholder will be obligated to consent to, vote for and raise no objections against, and will waive dissenters and appraisal rights (if any) with respect to, such approved sale, and, as applicable, will sell, exchange, redeem, agree to cancel or otherwise dispose of its securities, options, warrants or other rights relating to Holdings on the terms and conditions approved by Centerbridge.

Right of First Offer

In the event that ValueAct Capital or Centerbridge desires (i) to sell any common stock of Holdings to a third party or (ii) to cause Holdings to effect an Approved Sale or a Requested Sale (other than a public offering), as applicable, both of which are defined in the Securities Holders Agreement, ValueAct Capital or Centerbridge, as applicable, must provide the other party with the first opportunity to purchase such shares or acquire Holdings on the same terms and conditions offered to the third party.

Call and Put Options

If a management investor of Holdings is no longer an employee or director, as applicable, of Holdings or any of its subsidiaries for any reason, all of the securities held by that management investor (whether held directly by the management investor or by one or more of his or her affiliates or permitted transferees, other than Holdings, ValueAct Capital or a ValueAct Capital Affiliate, Centerbridge or a Centerbridge affiliate)), will be subject to repurchase by ValueAct Capital and Centerbridge, in the first instance, and Holdings, in the second instance, at their option, pursuant to certain terms and conditions set forth in the Securities Holders Agreement. If the repurchase option is not exercised with regard to all applicable securities consisting of common stock or other shares of capital stock of Holdings following a termination, then all, but not less than all, of such remaining securities consisting of common stock or other shares of capital stock of Holdings held by such management investor will be subject to repurchase by ValueAct Capital and Centerbridge, on a pro-rata basis (based upon their respective ownership percentages in Holdings at the time of repurchase), at the option of such holder (which option may only be exercised with respect to all such securities held by the holder), pursuant to certain terms and conditions set forth in the Securities Holders Agreement.

Tag-along rights

After the first anniversary of the Minority Interest Purchase, neither ValueAct Capital nor Centerbridge or their respective permitted transferees or assignees, shall sell or otherwise effect the transfer of any common stock or other securities of Holdings, in either one or a series of transactions, to a third-party other than a permitted transferee or to Holdings unless the other stockholders of Holdings at such time are offered an opportunity to participate ratably in such transaction on the same terms as are to be received by the selling stockholder.

Corporate Opportunity

To the fullest extent permitted by any applicable law, the doctrine of corporate opportunity, or any other analogous doctrine, does not apply with respect to ValueAct Capital or Centerbridge or their respective affiliates or representatives, including any directors of Holdings designated by such persons with respect to their relationship with Holdings and its subsidiaries. ValueAct Capital, Centerbridge and any of their respective representatives shall have the right to engage in business activities, whether or not in competition with Holdings, any of its subsidiaries or their respective business activities, without consulting any other stockholder, and ValueAct Capital and Centerbridge do not have any obligation to any other stockholder with respect to any opportunity to acquire property or make investments at any time.

Transfer Restrictions

Generally, no stockholder or permitted transferee other than ValueAct Capital and Centerbridge may transfer, other than in connection with a redemption of shares of common stock or securities of Holdings, unless such transfer is to a person approved in advance in writing by the Holdings Board, and such transfer complies with the notice and other covenants and representations requirements contained in the Securities Holders Agreement. Until the first anniversary of the Minority Interest Purchase, neither ValueAct Capital nor Centerbridge nor their respective affiliates shall transfer any common stock or securities of Holdings to any person other than a permitted transferee unless such transfer has been approved in advance by ValueAct Capital or Centerbridge, as applicable.

Registration Rights Agreement

In connection with the Minority Interest Purchase, Holdings, ValueAct Capital, Centerbridge and each of the management investors named therein entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), which became effective upon consummation of the Minority Interest Purchase. Pursuant to the Registration Rights Agreement, if at any time after an initial public offering of Holdings common stock, Holdings proposes or is required to register any offer or sale of the common stock of Holdings under the Securities Act of 1933, as amended (“Securities Act”) (subject to certain exceptions), Holdings shall give at least 30 days prior written notice to all holders of registrable securities. Upon written request by holders within 20 days of such notice, Holdings shall use its best efforts to effect the registration under the Securities Act of the offer and sale of all registrable securities which Holdings has been so requested to register by such security holders, to the extent required to permit the public distribution of such registrable securities subject to such requests; provided, however, that (i) if, any time after giving written notice of its intention to register the offer and sale of shares of common stock and prior to the effective date of the registration statement filed in connection with such registration, Holdings shall determine for any reason not to register the common stock of Holdings, Holdings shall give written notice of such determination to each holder of registrable securities and, thereupon, shall be relieved of its obligation to register any offer and sale of registrable securities in connection with such registration; (ii) if a registration undertaken shall involve an underwritten offering, any holder of registrable securities requesting to be included in such registration may elect, in writing at least 20 days prior to the effective date of the registration statement filed in connection with such registration, not to register the offer and sale of such holder’s registrable securities in connection with such registration; and (iii) if, at any time after a period of 180 days or a shorter period as specified in the Registration Rights Agreement, the sale of the securities has not been completed, Holdings may withdraw from the registration on a pro rata basis (based on the number of registrable securities requested by each holder of registrable securities to be subject to such registration) of the offer and sale of the registrable securities of which Holdings has been requested to register and which have not been sold.

Pursuant to the Registration Rights Agreement, after an initial public offering of Holdings common stock, each of ValueAct Capital and Centerbridge, so long as it together with its affiliates holds at least 15% of the outstanding common stock of Holdings, is entitled to make a written request to Holdings for registration with the Securities and Exchange Commission under and in accordance with the provisions of the Securities Act of the offer and sale of all or a part of the registrable securities owned by it. Each of ValueAct and Centerbridge is entitled to three effective demand registrations, provided that Holdings shall not be required to effect a demand registration within 180 days of the effective date of any demand registration. Additionally, after completion of Holdings’ initial public offering, subject to the availability of a registration by Holdings on Form S-3 (or any successor form), each of ValueAct Capital and Centerbridge, so long as it together with its affiliates holds at least 15% of the outstanding common stock of Holdings, has the right at any time, and from time to time, to request, in connection with the delivery of a demand registration request, that Holdings prepare and file with the Securities and Exchange Commission a “shelf” registration statement on the appropriate form for an offering to be made, covering the registrable securities requested to be included therein, on a continuous or delayed basis pursuant to Rule 415 under the Securities Act (or any successor rule or similar provision then in effect) in the manner or manners designed by ValueAct Capital or Centerbridge, as applicable.

Advisory Agreement

In connection with the Minority Interest purchase, ValueAct Capital Management, L.P. (“ValueAct Capital Management”), Centerbridge Advisors, II., L.L.C. (“Centerbridge Advisors”), the Company and Holdings entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated May 23, 2011, pursuant to which ValueAct Capital Management and Centerbridge Advisors may provide financial, advisory and consulting services to the Company. There are no minimum levels of service required to be provided pursuant to the Advisory Agreement. The services that may be provided include executive and management services, support and analysis of financing alternatives and assistance with various finance functions. In exchange for these services, Holdings, ValueAct Capital Management and Centerbridge Advisors will be reimbursed for all of their reasonable out-of-pocket expenses. None of Holdings, ValueAct Capital Management or Centerbridge Advisors are liable for any losses, liabilities or damages under the Advisory Agreement unless resulting from their gross negligence, willful misconduct or bad faith. The Advisory Agreement has an initial term of ten years and automatically renews for successive one-year terms, subject to termination by ValueAct Capital Management or Centerbridge Advisors upon written notice 90 days prior to the expiration of the initial term or any extension thereof, in which case the Advisory Agreement shall terminate with respect to such requesting party only. The Advisory Agreement shall automatically terminate in its entirety upon the consummation of an initial public offering of Holdings and as to either ValueAct Capital Management or Centerbridge Advisors if such party’s ownership percentage in Holdings is less than 5%. The Advisory Agreement includes customary indemnification provisions in favor of ValueAct Capital Management and Centerbridge Advisors.

Employment Agreements

For a description of the terms of our employment agreements with Messrs. Monson, Callaghan, Sides and Richard and Ms. Kendrick, see “Item 11. Executive Compensation – Potential Payments upon Termination of Employment or Change in Control.”

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases from employees that have left our employment and who held equity instruments in Holdings. In 2011 and 2010, we made payments of approximately $755,000 and $9,000, respectively on behalf of Holdings. We received $50,000 from Holdings in 2011 which was applied toward the outstanding balance. The balance due from Holdings as of December 31, 2011 and 2010 was $861,000 and $156,000, respectively.

We received $67,000 and $40,000 in 2011 and 2010, respectively, in tax distribution payments from Wandoo. Additionally, Wandoo reimbursed the Company in 2010 for $133,000 in geophysical consulting services previously paid to Wandoo’s president in 2005 and 2006. In 2011, we received $335,000 for a licensing agreement with Texoz E&P, Inc., a wholly owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo. We received shares and stock options in Texon in connection with its formation. As of December 31, 2011, we have sold all of our shares in Texon but continue to hold stock options.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2011 and 2010, all of which were preapproved by the Audit Committee in compliance with its policy.

	2011	2010
Audit Fees(1)	$370,608	$437,038
Audit-Related Fees(2)	19,853	—
Tax Fees	—	—
All Other Fees	—	—

Total	$390,461	$437,038

(1)

Includes fees billed for professional services rendered for (i) the audit of our consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

(2)	Includes fees billed for professional services rendered in connection with debt restructurings and due diligence related to the May 2011 Centerbridge transaction.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report.

(1)	Exhibits:

31.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By:	/s/ Robert D. Monson

Robert D. Monson
Chief Executive Officer and President

Date:	April 30, 2012