Form 10-Q
period 2012-03-31
SEITEL INC
filed 2012-05-14
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-10165
_______________________________________________
 SEITEL, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10811 S. Westview Circle Drive Building C, Suite 100 Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

(713) 881-8900
(Registrant’s telephone number, including area code)
_______________________________________________
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
Yes  ☐    No  ☒
As of May 9, 2012, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$63,415	$74,894
Receivables
Trade, net of allowance for doubtful accounts of $1,044 and $1,043, respectively	52,015	51,306
Notes and other, net of allowance for doubtful accounts of $1,501	3,985	4,322
Due from Seitel Holdings, Inc.	865	861
Seismic data library, net of accumulated amortization of $793,513 and $751,980, respectively	149,454	120,694
Property and equipment, net of accumulated depreciation and amortization of $12,464 and $11,882, respectively	4,847	5,039
Investment in marketable securities	347	262
Prepaid expenses, deferred charges and other	10,284	10,244
Intangible assets, net of accumulated amortization of $31,143 and $29,378, respectively	25,465	26,814
Goodwill	207,598	205,838
Deferred income taxes	56	56
TOTAL ASSETS	$518,331	$500,330
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$59,420	$60,550
Income taxes payable	2,401	1,464
Debt
Senior Notes	275,000	275,000
Notes payable	79	95
Obligations under capital leases	3,176	3,161
Deferred revenue	48,575	48,845
Deferred income taxes	2,420	1,375
TOTAL LIABILITIES	391,071	390,490
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	398,084	398,011
Retained deficit	(294,479)	(309,185)
Accumulated other comprehensive income	23,655	21,014
TOTAL STOCKHOLDER’S EQUITY	127,260	109,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$518,331	$500,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
REVENUE	$72,547	$59,496
EXPENSES:
Depreciation and amortization	39,384	42,414
Cost of sales	97	16
Selling, general and administrative	8,092	7,565
	47,573	49,995
INCOME FROM OPERATIONS	24,974	9,501
Interest expense, net	(7,219)	(10,159)
Foreign currency exchange gains	411	232
Gain on sale of marketable securities	—	1,487
Other income	81	49
Income before income taxes	18,247	1,110
Provision for income taxes	3,541	599
NET INCOME	$14,706	$511
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$14,706	$511
Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain arising during the period	85	823
Less: Reclassification adjustment for realized gains included in earnings	—	(1,487)
Foreign currency translation adjustments	2,556	3,291
Comprehensive income	$17,347	$3,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2011	100	$—	$398,011	$(309,185)	$21,014
Amortization of stock-based compensation costs	—	—	73	—	—
Net income	—	—	—	14,706	—
Foreign currency translation adjustments	—	—	—	—	2,556
Unrealized gain on marketable securities, net of tax	—	—	—	—	85
Balance, March 31, 2012	100	$—	$398,084	$(294,479)	$23,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,706	$511
Depreciation and amortization	39,384	42,414
Deferred income tax provision	1,065	205
Amortization of deferred financing costs	492	516
Amortization of debt premium	—	(26)
Amortization of stock-based compensation	73	264
Amortization of favorable facility lease	72	73
Non-cash other income	—	(48)
Non-cash revenue	(2,115)	(1,240)
Gain on sale of marketable securities	—	(1,487)
Decrease (increase) in receivables	(1,092)	1,482
Decrease (increase) in other assets	(543)	188
Increase (decrease) in deferred revenue	985	(6,358)
Decrease in accounts payable and other liabilities	(7,534)	(13,903)
Net cash provided by operating activities	45,493	22,591
Cash flows from investing activities:
Cash invested in seismic data	(56,420)	(46,096)
Cash paid to acquire property, equipment and other	(250)	(239)
Net proceeds from sale of marketable securities	—	1,487
Cash from sale of property, equipment and other	—	35
Advances to Seitel Holdings, Inc.	(4)	(1)
Net cash used in investing activities	(56,674)	(44,814)
Cash flows from financing activities:
Principal payments on notes payable	(16)	(14)
Principal payments on capital lease obligations	(42)	(40)
Borrowings on line of credit	—	737
Payments on line of credit	—	(737)
Net cash used in financing activities	(58)	(54)
Effect of exchange rate changes	(240)	(4)
Net decrease in cash and equivalents	(11,479)	(22,281)
Cash and cash equivalents at beginning of period	74,894	89,971
Cash and cash equivalents at end of period	$63,415	$67,690
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,475	$19,679
Income taxes, net of refunds received	$1,462	$(15)
Supplemental schedule of non-cash investing activities:
Additions to seismic data library	$709	$190
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other quarter of 2012 or for the year ending December 31, 2012. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Seismic data library additions	$709	$190
Revenue recognized on specific data licenses or selections of data	827	201
Revenue recognized related to acquisition contracts	1,268	1,039
Revenue recognized related to Solutions	20	—
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $647,000 and $455,000 for the three months ended March 31, 2012 and 2011, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2012, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) Marcellus / Utica in Pennsylvania, Ohio and West Virginia, (g) Granite Wash in Oklahoma and the Texas Panhandle, (h) other United States, (i) Montney in British Columbia and Alberta, (j) Horn River in British Columbia, (k) Cardium in Alberta and (l) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the three months ended March 31, 2012 or 2011.

NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	March 31, 2012	December 31, 2011
9.75% Senior Notes	$275,000	$275,000
Credit Facility	—	—
Note payable to former executive	79	95
	$275,079	$275,095
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2012:
Cash equivalents	$62,956	$62,956	$—	$—
Investment in stock options related to equity securities	347	—	347	—
At December 31, 2011:
Cash equivalents	$74,421	$74,421	$—	$—
Investment in stock options related to equity securities	262	—	262	—

The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2012 or March 31, 2011.
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
During the three months ended March 31, 2011, the Company sold a portion of its investment in equity securities for proceeds totaling $1.5 million. Total realized gains were equal to proceeds received.
Other Financial Instruments:

•
Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $282.6 million as of March 31, 2012, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $282.6 million at March 31, 2012. The fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $273.0 million as of December 31, 2011, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $272.9 million at December 31, 2011. The fair value for the Company's most significant debt balance, the 9.75% Senior Notes, was estimated using Level 1 inputs whereas the estimate of fair value for the note payable to a former executive was calculated using Level 2 inputs.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at March 31, 2012 and December 31, 2011 includes $283,000 and $122,000, respectively of restricted cash related to collateral on seismic operations bonds. The balances at March 31, 2012 and December 31, 2011 also include $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.
The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Non-monetary exchanges related to resale licensing revenue	$709	$6,016
Non-monetary exchanges from underwriting of new data acquisition	—	352
Other non-monetary exchanges	—	48
Less: Non-monetary exchanges for data in progress	—	(6,226)
Total non-cash additions to seismic data library	$709	$190

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Acquisition revenue on underwriting from non-monetary exchange contracts	$1,268	$1,039
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	827	201
Solutions revenue recognized from non-monetary exchange contracts	20	—
Total non-cash revenue	$2,115	$1,240

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2012, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, “Presentation of Comprehensive Income” requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely deferred, pending further deliberation by the FASB at a future date, the requirement to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. Beginning with the three months ended March 31, 2012, the Company has provided the required financial reporting presentation pursuant to ASU 2011-05 herein.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. As of March 31, 2012, $275.0 million aggregate principal amount remains outstanding. The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2012 and December 31, 2011, and the consolidating condensed statements of operations, statements of comprehensive income and statements of cash flows for the three months ended March 31, 2012 and March 31, 2011 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$56,410	$7,005	$—	$63,415
Receivables
Trade, net	—	31,866	20,149	—	52,015
Notes and other, net	500	516	2,969	—	3,985
Due from Seitel Holdings, Inc.	—	865	—	—	865
Intercompany receivables (payables)	87,605	(70,166)	(17,439)	—	—
Investment in subsidiaries	289,335	425,383	1,440	(716,158)	—
Net seismic data library	—	65,881	83,573	—	149,454
Net property and equipment	—	1,825	3,022	—	4,847
Investment in marketable securities	—	347	—	—	347
Prepaid expenses, deferred charges and other	4,017	5,379	888	—	10,284
Intangible assets, net	900	15,659	8,906	—	25,465
Goodwill	—	107,688	99,910	—	207,598
Deferred income taxes	—	56	—	—	56
TOTAL ASSETS	$382,357	$641,709	$210,423	$(716,158)	$518,331
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$3,347	$21,769	$34,304	$—	$59,420
Income taxes payable	326	—	2,075	—	2,401
Senior Notes	275,000	—	—	—	275,000
Notes payable	79	—	—	—	79
Obligations under capital leases	—	—	3,176	—	3,176
Deferred revenue	—	30,936	17,639	—	48,575
Deferred income taxes	—	—	2,420	—	2,420
TOTAL LIABILITIES	278,752	52,705	59,614	—	391,071
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,084	—	—	—	398,084
Parent investment	—	764,752	156,913	(921,665)	—
Retained deficit	(294,479)	(176,095)	(29,412)	205,507	(294,479)
Accumulated other comprehensive income	—	347	23,308	—	23,655
TOTAL STOCKHOLDER’S EQUITY	103,605	589,004	150,809	(716,158)	127,260
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$382,357	$641,709	$210,423	$(716,158)	$518,331

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$61,612	$13,282	$—	$74,894
Receivables
Trade, net	—	32,129	19,177	—	51,306
Notes and other, net	520	1,606	2,196	—	4,322
Due from Seitel Holdings, Inc.	—	861	—	—	861
Intercompany receivables (payables)	95,955	(78,614)	(17,341)	—	—
Investment in subsidiaries	272,268	416,322	1,448	(690,038)	—
Net seismic data library	—	63,259	57,435	—	120,694
Net property and equipment	—	1,897	3,142	—	5,039
Investment in marketable securities	—	262	—	—	262
Prepaid expenses, deferred charges and other	4,409	5,078	757	—	10,244
Intangible assets, net	900	16,462	9,452	—	26,814
Goodwill	—	107,688	98,150	—	205,838
Deferred income taxes	—	56	—	—	56
TOTAL ASSETS	$374,052	$628,618	$187,698	$(690,038)	$500,330
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,050	$23,563	$26,937	$—	$60,550
Income taxes payable	81	—	1,383	—	1,464
Senior Notes	275,000	—	—	—	275,000
Notes payable	95	—	—	—	95
Obligations under capital leases	—	—	3,161	—	3,161
Deferred revenue	—	33,340	15,505	—	48,845
Deferred income taxes	—	—	1,375	—	1,375
TOTAL LIABILITIES	285,226	56,903	48,361	—	390,490
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,011	—	—	—	398,011
Parent investment	—	764,752	156,913	(921,665)	—
Retained deficit	(309,185)	(193,299)	(38,328)	231,627	(309,185)
Accumulated other comprehensive income	—	262	20,752	—	21,014
TOTAL STOCKHOLDER’S EQUITY	88,826	571,715	139,337	(690,038)	109,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$374,052	$628,618	$187,698	$(690,038)	$500,330

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$39,128	$33,764	$(345)	$72,547
EXPENSES:
Depreciation and amortization	—	20,848	18,536	—	39,384
Cost of sales	—	86	11	—	97
Selling, general and administrative	253	5,016	3,168	(345)	8,092
	253	25,950	21,715	(345)	47,573
INCOME (LOSS) FROM OPERATIONS	(253)	13,178	12,049	—	24,974
Interest expense, net	(2,246)	(4,710)	(263)	—	(7,219)
Foreign currency exchange gains	—	—	411	—	411
Other income	1	80	—	—	81
Income (loss) before income taxes and equity in income of subsidiaries	(2,498)	8,548	12,197	—	18,247
Provision for income taxes	—	260	3,281	—	3,541
Equity in income of subsidiaries	17,204	8,916	—	(26,120)	—
NET INCOME	$14,706	$17,204	$8,916	$(26,120)	$14,706

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$14,706	$17,204	$8,916	$(26,120)	$14,706
Unrealized gain on securities held as available for sale, net of tax	—	85	—	—	85
Foreign currency translation adjustments	—	—	2,556	—	2,556
Comprehensive income	$14,706	$17,289	$11,472	$(26,120)	$17,347

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$40,058	$19,756	$(318)	$59,496
EXPENSES:
Depreciation and amortization	—	25,552	16,862	—	42,414
Cost of sales	—	14	2	—	16
Selling, general and administrative	357	4,934	2,592	(318)	7,565
	357	30,500	19,456	(318)	49,995
INCOME (LOSS) FROM OPERATIONS	(357)	9,558	300	—	9,501
Interest expense, net	(5,375)	(4,714)	(70)	—	(10,159)
Foreign currency exchange gains	—	3	229	—	232
Gain on sale of marketable securities	—	1,487	—	—	1,487
Other income	1	—	48	—	49
Income (loss) before income taxes and equity in income of subsidiaries	(5,731)	6,334	507	—	1,110
Provision for income taxes	—	231	368	—	599
Equity in income of subsidiaries	6,242	139	—	(6,381)	—
NET INCOME	$511	$6,242	$139	$(6,381)	$511
CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$511	$6,242	$139	$(6,381)	$511
Unrealized gain on securities held as available for sale, net of tax:
Unrealized net holding gain arising during the period	—	823	—	—	823
Less: Reclassification adjustment for realized gains included in earnings	—	(1,487)	—	—	(1,487)
Foreign currency translation adjustments	—	—	3,291	—	3,291
Comprehensive income	$511	$5,578	$3,430	$(6,381)	$3,138

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(13,179)	$27,843	$30,829	$—	$45,493
Cash flows from investing activities:
Cash invested in seismic data	—	(19,645)	(36,775)	—	(56,420)
Cash paid to acquire property, equipment and other	—	(201)	(49)	—	(250)
Advances to Seitel Holdings, Inc.	—	(4)	—	—	(4)
Net cash used in investing activities	—	(19,850)	(36,824)	—	(56,674)
Cash flows from financing activities:
Principal payments on notes payable	(16)	—	—	—	(16)
Principal payments on capital lease obligations	—	—	(42)	—	(42)
Intercompany transfers	13,195	(13,195)	—	—	—
Net cash provided by (used in) financing activities	13,179	(13,195)	(42)	—	(58)
Effect of exchange rate changes	—	—	(240)	—	(240)
Net decrease in cash and cash equivalents	—	(5,202)	(6,277)	—	(11,479)
Cash and cash equivalents at beginning of period	—	61,612	13,282	—	74,894
Cash and cash equivalents at end of period	$—	$56,410	$7,005	$—	$63,415

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,499)	$28,256	$13,834	$—	$22,591
Cash flows from investing activities:
Cash invested in seismic data	—	(20,898)	(25,198)	—	(46,096)
Cash paid to acquire property, equipment and other	—	(198)	(41)	—	(239)
Net proceeds from sale of marketable securities	—	1,487	—	—	1,487
Cash from sale of property, equipment and other	—	34	1	—	35
Advances to Seitel Holdings, Inc.	—	(1)	—	—	(1)
Net cash used in investing activities	—	(19,576)	(25,238)	—	(44,814)
Cash flows from financing activities:
Principal payments on notes payable	(14)	—	—	—	(14)
Principal payments on capital lease obligations	—	—	(40)	—	(40)
Borrowings on line of credit	—	—	737	—	737
Payments on line of credit	—	—	(737)	—	(737)
Intercompany transfers	19,513	(19,513)	—	—	—
Net cash provided by (used in) financing activities	19,499	(19,513)	(40)	—	(54)
Effect of exchange rate changes	—	—	(4)	—	(4)
Net decrease in cash and cash equivalents	—	(10,833)	(11,448)	—	(22,281)
Cash and cash equivalents at beginning of period	—	75,068	14,903	—	89,971
Cash and cash equivalents at end of period	$—	$64,235	$3,455	$—	$67,690

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.
CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “proposed,” “anticipates,” “will,” “would,” “should,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers. The foregoing and other risk factors are identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC and in our future periodic reports filed with the SEC.
Overview
General
Our products and services are used by oil and gas companies to assist in oil and gas exploration and development and management of hydrocarbon reserves. Historically, seismic data was tied to exploration capital expenditures as exploration and production ("E&P") companies used seismic data to increase the success rate of discovering hydrocarbon deposits. With the shift to unconventional plays, E&P companies now use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We own an extensive library of proprietary onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, non-exclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.
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
Exploiting unconventional plays is a capital intensive endeavor and many technically proficient E&P companies remain capital constrained. They find themselves needing to sell their positions to, or create partnerships with, large well-capitalized companies in order to develop their recoverable resource base. These joint venture partners or new owners will often need to purchase licenses to our seismic data for their own use.
North America Drilling Activity: With relatively strong oil prices and weak natural gas prices, drilling activity has shifted to areas with liquids-rich hydrocarbons, such as the Eagle Ford, Bakken and Niobrara in the U.S. and Montney and Cardium in Canada with several emerging plays, including the Granite Wash, Marcellus/Utica, Sussex and several in the Permian. There are an increasing number of horizontal rigs drilling in oil- and liquids-rich areas and we believe that activity in these areas will continue to increase while activity in dry gas areas will decrease until demand and gas prices strengthen.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash resales	$39,169	$26,265
Other revenue components:
Acquisition revenue	36,572	23,651
Non-monetary exchanges	709	6,015
Revenue recognition adjustments	(5,173)	2,438
Solutions and other	1,270	1,127
Total revenue	$72,547	$59,496
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
The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash EBITDA	$32,673	$21,697
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	36,572	23,651
Non-monetary exchanges	709	6,015
Revenue recognition adjustments	(5,173)	2,438
Solutions non-cash revenue	20	—
Less:
Gain on sale of marketable securities	—	(1,487)
Depreciation and amortization	(39,384)	(42,414)
Non-recurring corporate expenses	(298)	(62)
Non-cash operating expenses	(145)	(337)
Operating income	$24,974	$9,501
Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2012 to May 9, 2012, we completed the addition of approximately 1,300 square miles of seismic data to our library. As of May 9, 2012, we had approximately 2,200 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2011.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Acquisition revenue:
Cash underwriting	$35,304	$22,612
Underwriting from non-monetary exchanges	1,268	1,039
Total acquisition revenue	36,572	23,651
Resale licensing revenue:
Cash resales	39,169	26,265
Non-monetary exchanges	709	6,015
Revenue recognition adjustments	(5,173)	2,438
Total resale licensing revenue	34,705	34,718
Total seismic revenue	71,277	58,369
Solutions and other	1,270	1,127
Total revenue	$72,547	$59,496
Total revenue increased $13.1 million, or 22%, to $72.5 million in the first quarter of 2012 from $59.5 million in the first quarter of 2011 primarily due to an increase in acquisition revenue. Acquisition revenue increased $12.9 million in the first quarter of 2012 compared to the first quarter 2011 due to continuing strong activity in unconventional plays, with the majority of our activity in oil and liquids-rich areas. Our acquisition revenue in the first quarter of 2012 occurred in the key active resource plays in North America including Eagle Ford, Marcellus, Niobrara, Granite Wash, Montney and Cardium. Total resale licensing revenue was $34.7 million in both first quarters of 2012 and 2011. Cash resales in the first quarter of 2012 were $39.2 million compared to $26.3 million in the first quarter of 2011. Cash resales from 3D data located in unconventional plays increased slightly between quarters with $20.5 million of cash resales in the first quarter of 2012 compared to $19.5 million in the first quarter of 2011. Cash resales from conventional 3D, 2D and offshore data increased to $18.7 million in the first quarter of 2012 compared to $6.8 million in the first quarter of 2011. The increase was primarily attributable to an increase in activity in our U.S. 3D conventional data library. Non-monetary exchanges totaled $0.7 million in the first quarter of 2012 compared to $6.0 million in the first quarter of 2011. These transactions fluctuate quarter to quarter depending upon the data available for trade. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. In the first quarter of 2012, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts as a result of new library card contracts entered into in the first quarter as well as cash resales on data that were still in the acquisition phase requiring deferral since the data products were not yet available for delivery. In the first quarter of 2011, revenue recognized was higher than deferrals primarily as a result of higher selections on open library card contracts and recognition of revenue previously deferred related to data that was completed and delivered in the first quarter of 2011.

At March 31, 2012, we had a deferred revenue balance of $48.6 million, compared to the December 31, 2011 balance of $48.8 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
Depreciation and amortization was composed of the following for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Amortization of seismic data:
Income forecast	$31,812	$26,300
Straight-line	5,744	14,126
Total amortization of seismic data	37,556	40,426
Depreciation of property and equipment	379	529
Amortization of acquired intangibles	1,449	1,459
Total	$39,384	$42,414
Total seismic data library amortization amounted to $37.6 million in the first quarter of 2012 compared to $40.4 million in the first quarter of 2011. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended March 31,
Components of Amortization	2012	2011
Income forecast	44.6%	45.1%
Straight-line	8.1%	24.2%
Total	52.7%	69.3%
The percentage of income forecast amortization to total seismic revenue decreased slightly between the first quarters of 2012 and 2011. In both periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the first quarter of 2012, 75% of resale revenue recognized was from data whose costs were fully amortized as compared to 60% in the first quarter of 2011. Additionally, amortization expense related to new data acquisition increased between the periods due to the higher level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $8.4 million between the first quarters of 2011 and 2012 due to the distribution of revenue among the various seismic surveys and because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the merger on February 14, 2007.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $8.1 million in the first quarter of 2012 compared to $7.6 million in the first quarter of 2011. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash SG&A expenses	$7,947	$7,228
Non-cash compensation expense	73	264
Non-cash rent expense	72	73
Total	$8,092	$7,565
The increase in cash SG&A expenses of $0.7 million from the first quarter of 2011 to the first quarter of 2012 was primarily due to (i) an increase of $0.3 million in salaries primarily due to merit increases on base salary and new hires, (ii) an increase of $0.2 million in non-recurring expenses related to severance costs and (iii) an increase of $0.2 million in various other expenses associated with our increased revenue and acquisition activities.
The decrease in non-cash compensation expense between quarters was due to our using graded vesting to amortize the compensation expense related to our stock option issuances, thus recognizing more expense in the earlier periods and gradually reducing in later years.
Interest Expense, Net
Interest expense, net, was $7.2 million in the first quarter of 2012 compared to $10.2 million in the first quarter of 2011. The decrease in interest expense between the periods was due to the repayment of $125.0 million of our 9.75% Senior Notes on July 1, 2011.
Other Income
During the three months ended March 31, 2011, we sold $1.5 million of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.
Income Taxes
Income tax expense was $3.5 million in the first quarter of 2012 compared to $0.6 million in the first quarter of 2011. The expense in the first quarter of 2012 was comprised of (i) an expense of $3.2 million related to our Canadian operations and (ii) $0.3 million expense related to U.S. state tax expenses. The expense in the first quarter of 2011 was comprised of (i) an expense of $0.3 million related to our Canadian operations, (ii) an expense of $0.1 million related to interest on uncertain tax positions and (iii) $0.2 million in U.S. state tax expense. The Federal tax benefit in both the first quarter of 2012 and 2011 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Liquidity and Capital Resources
As of March 31, 2012, we had $63.4 million in consolidated cash, cash equivalents and short-term investments, including $408,000 of restricted cash. As of March 31, 2012, approximately $7.0 million of our cash was held by a foreign subsidiary which will be used to reinvest in our Canadian operations as our intent is to use this cash to, among other things, fund the operations of our Canadian subsidiary. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes.
In addition to the cash on our balance sheet, other sources of liquidity include our Credit Facility described below.
Credit Facility: On May 25, 2011 we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of our existing 9.75% Senior Notes. The Credit Facility requires that we maintain certain minimum excess availability (as defined in the Credit Facility) levels or the fixed charge coverage ratio (as defined in the Credit Facility) shall not be less than 1.00 to 1.00. As of March 31, 2012, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.
9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. On July 1, 2011, we redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15. As of March 31, 2012, $275.0 million of the 9.75% Senior Notes remain outstanding.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $45.5 million and $22.6 million for the three months ended March 31, 2012 and 2011, respectively. Operating cash flows for 2012 increased from 2011 primarily due to increased collections on acquisition underwriting and a lower interest payment on our 9.75% Senior Notes.
Cash Flows from Investing Activities: Cash flows used in investing activities were $56.7 million and $44.8 million for the three months ended March 31, 2012 and 2011, respectively. Cash expenditures for seismic data were $56.4 million and $46.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cash invested in seismic data for

2012 compared to 2011 was due to increased data acquisition activity in Canada.
Cash Flows from Financing Activities: Cash flows used in financing activities were $58,000 and $54,000 for the three months ended March 31, 2012 and 2011, respectively.

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
Deferred Taxes
As of March 31, 2012, we had a net deferred tax liability of $2.4 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $105.7 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of March 31, 2012, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $56,000 which was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the three months ended March 31, 2012, capital expenditures for seismic data and other property and equipment amounted to $65.7 million. Our capital expenditures for the remainder of 2012 are presently estimated to be $149.3 million. The first three months of 2012 actual and 2012 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2012	Estimate for Remainder of 2012	Total Estimate for 2012
New data acquisition	$64,186	$139,814	$204,000
Cash purchases and data processing	573	2,427	3,000
Non-monetary exchanges	709	5,291	6,000
Property and equipment and other	250	1,750	2,000
Total capital expenditures	65,718	149,282	215,000
Less: Non-monetary exchanges	(709)	(5,291)	(6,000)
Changes in working capital	(8,339)	—	(8,339)
Cash investment per statement of cash flows	$56,670	$143,991	$200,661

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Three Months Ended March 31, 2012	Estimate for Remainder of 2012	Total Estimate for 2012
Total capital expenditures	$65,718	$149,282	$215,000
Less: Non-cash additions	(709)	(5,291)	(6,000)
Cash underwriting	(35,304)	(90,696)	(126,000)
Capital expenditures funded from operating cash flow	$29,705	$53,295	$83,000

As of May 9, 2012, we had capital expenditure commitments related to data acquisition projects of approximately $128.8 million, of which we have obtained approximately $77.2 million of cash underwriting and $1.9 million of underwriting from non-monetary exchanges. We expect approximately 78% of our $51.6 million committed net cash capital expenditures to be incurred in 2012 with the remainder being incurred in 2013.
Reconciliation of Non-GAAP to GAAP Financial Measures
We believe the allocation of cash resales between unconventional and conventional plays provides useful additional information about current trends in our operations. The tables below compare such non-GAAP information to information related to the most comparable GAAP measure, total revenue.
The following table reconciles cash resales to revenue recognized for 3D data located in unconventional plays for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Unconventional 3D data cash resales	$20,516	$19,497
Other revenue components:
Acquisition revenue	36,572	23,651
Non-monetary exchanges	—	5,873
Revenue recognition adjustments	(909)	(36)
Unconventional 3D data total revenue	$56,179	$48,985
The following table reconciles cash resales to revenue recognized for conventional 3D, 2D and offshore data for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Conventional 3D, 2D and offshore data cash resales	$18,653	$6,768
Other revenue components:
Non-monetary exchanges	709	142
Revenue recognition adjustments	(4,264)	2,474
Conventional 3D, 2D and offshore data total revenue	$15,098	$9,384

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2012, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.

Foreign Currency Exchange Rate Risk
Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.

We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
In addition to the cautionary information included in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K, filed with the SEC on March 14, 2012, which could materially adversely affect our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

3.1		Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
10.1	†
Employment Agreement by and between Seitel, Inc. and JoAnn Lippman, dated February 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 7, 2012).

10.2	†
Employment Agreement by and between Seitel, Inc. and Marcia Kendrick, dated February 15, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.3	†
Employment Agreement by and between Seitel, Inc. and Randall Sides, dated February 15, 2012 (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.4	†
Employment Agreement by and between Seitel, Inc. and David Richard, dated February 15, 2012 (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

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

SEITEL, INC.
Dated: May 14, 2012	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: May 14, 2012	/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer

EXHIBIT
INDEX

Exhibit		Title

3.1		Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
3.2		Bylaws of Seitel, Inc. (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
10.1	†
Employment Agreement by and between Seitel, Inc. and JoAnn Lippman, dated February 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 7, 2012).

10.2	†
Employment Agreement by and between Seitel, Inc. and Marcia Kendrick, dated February 15, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.3	†
Employment Agreement by and between Seitel, Inc. and Randall Sides, dated February 15, 2012 (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.4	†
Employment Agreement by and between Seitel, Inc. and David Richard, dated February 15, 2012 (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

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