Form 10-Q
period 2012-06-30
SEITEL INC
filed 2012-08-13
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐    No  ☒
As of August 9, 2012, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$59,575	$74,894
Receivables
Trade, net of allowance for doubtful accounts of $1,243 and $1,043, respectively	37,405	51,306
Notes and other, net of allowance for doubtful accounts of $988 and $1,501, respectively	4,405	4,322
Due from Seitel Holdings, Inc.	870	861
Seismic data library, net of accumulated amortization of $816,718 and $751,980, respectively	148,859	120,694
Property and equipment, net of accumulated depreciation and amortization of $12,725 and $11,882, respectively	5,245	5,039
Investment in marketable securities	—	262
Prepaid expenses, deferred charges and other	14,369	10,244
Intangible assets, net of accumulated amortization of $32,360 and $29,378, respectively	23,785	26,814
Goodwill	205,636	205,838
Deferred income taxes	56	56
TOTAL ASSETS	$500,205	$500,330
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$41,647	$60,550
Income taxes payable	2,176	1,464
Debt
Senior Notes	275,000	275,000
Notes payable	63	95
Obligations under capital leases	3,160	3,161
Deferred revenue	50,605	48,845
Deferred income taxes	2,021	1,375
TOTAL LIABILITIES	374,672	390,490
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	398,329	398,011
Retained deficit	(293,209)	(309,185)
Accumulated other comprehensive income	20,413	21,014
TOTAL STOCKHOLDER’S EQUITY	125,533	109,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$500,205	$500,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE	$46,028	$35,545	$118,575	$95,041
EXPENSES:
Depreciation and amortization	29,837	23,246	69,221	65,660
Cost of sales	151	39	248	55
Selling, general and administrative	7,705	7,925	15,797	15,490
	37,693	31,210	85,266	81,205
INCOME FROM OPERATIONS	8,335	4,335	33,309	13,836
Interest expense, net	(7,253)	(10,265)	(14,472)	(20,424)
Foreign currency exchange gains (losses)	(426)	225	(15)	457
Gain on sale of marketable securities	230	980	230	2,467
Other income	402	115	483	164
Income (loss) before income taxes	1,288	(4,610)	19,535	(3,500)
Provision for income taxes	18	416	3,559	1,015
NET INCOME (LOSS)	$1,270	$(5,026)	$15,976	$(4,515)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,270	$(5,026)	$15,976	$(4,515)
Unrealized loss on securities held as available for sale, net of tax:
Unrealized net holding loss arising during the period	(117)	(1,000)	(32)	(177)
Less: Reclassification adjustment for realized gains included in earnings	(230)	(980)	(230)	(2,467)
Foreign currency translation adjustments	(2,895)	1,143	(339)	4,434
Comprehensive income (loss)	$(1,972)	$(5,863)	$15,375	$(2,725)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2011	100	$—	$398,011	$(309,185)	$21,014
Amortization of stock-based compensation costs	—	—	318	—	—
Net income	—	—	—	15,976	—
Foreign currency translation adjustments	—	—	—	—	(339)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(32)
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	—	—	—	—	(230)
Balance, June 30, 2012	100	$—	$398,329	$(293,209)	$20,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$15,976	$(4,515)
Depreciation and amortization	69,221	65,660
Deferred income tax provision	760	429
Amortization of deferred financing costs	997	1,044
Amortization of debt premium	—	(56)
Amortization of stock-based compensation	318	346
Amortization of favorable facility lease	142	147
Increase (decrease) in allowance for doubtful accounts	(313)	6
Non-cash other income	—	(86)
Non-cash revenue	(2,681)	(4,416)
Gain on sale of marketable securities	(230)	(2,467)
Decrease (increase) in receivables	13,804	(1,274)
Decrease in other assets	236	184
Increase (decrease) in deferred revenue	2,100	(3,733)
Decrease in accounts payable and other liabilities	(1,829)	(7,183)
Net cash provided by operating activities	98,501	44,086
Cash flows from investing activities:
Cash invested in seismic data	(113,136)	(79,079)
Cash paid to acquire property, equipment and other	(1,074)	(739)
Net proceeds from sale of marketable securities	230	2,467
Cash from sale of property, equipment and other	90	35
Advances to Seitel Holdings, Inc.	(9)	(6)
Net cash used in investing activities	(113,899)	(77,322)
Cash flows from financing activities:
Principal payments on notes payable	(32)	(29)
Repayment of 11.75% Senior Notes	—	(2,000)
Principal payments on capital lease obligations	(91)	(81)
Borrowings on line of credit	—	737
Payments on line of credit	—	(737)
Contributed capital	—	125,000
Costs of debt and equity transactions	—	(6,067)
Net cash provided by (used in) financing activities	(123)	116,823
Effect of exchange rate changes	202	(188)
Net increase (decrease) in cash and cash equivalents	(15,319)	83,399
Cash and cash equivalents at beginning of period	74,894	89,971
Cash and cash equivalents at end of period	$59,575	$173,370
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,539	$19,833
Income taxes, net of refunds received	$1,894	$7,772
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$2,389	$5,006
Capital lease obligations incurred	$94	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other quarter of 2012 or for the year ending December 31, 2012. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Seismic data library additions	$1,680	$4,816	$2,389	$5,006
Revenue recognized on specific data licenses or selections of data	206	2,832	1,033	3,033
Revenue recognized related to acquisition contracts	360	344	1,628	1,383
Revenue recognized related to Solutions	—	—	20	—
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $702,000 and $447,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,349,000 and $902,000 for the six months ended June 30, 2012 and 2011, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2012, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) Marcellus / Utica in Pennsylvania, Ohio and West Virginia, (g) Greater Granite Wash and the Mississippi Lime in Oklahoma, Texas and Kansas, (h) other United States, (i) Montney in British Columbia and Alberta, (j) Horn River in British Columbia, (k) Cardium in Alberta and (l) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the six months ended June 30, 2012 or 2011.

NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	June 30, 2012	December 31, 2011
9.75% Senior Notes	$275,000	$275,000
Credit Facility	—	—
Note payable to former executive	63	95
	$275,063	$275,095
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2012:
Cash equivalents	$59,280	$59,280	$—	$—
At December 31, 2011:
Cash equivalents	$74,421	$74,421	$—	$—
Investment in stock options related to equity securities	262	—	262	—

The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2012 or June 30, 2011.
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
During the six months ended June 30, 2012, the Company sold a portion of its investment in stock options for proceeds totaling $230,000. The remaining stock options expired unexercised in May 2012. During the six months ended June 30, 2011, the Company sold a portion of its investment in equity securities for proceeds totaling $2.5 million. Total realized gains were equal to proceeds received for the sales of the stock options and the equity securities.
Other Financial Instruments:

•
Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $278.5 million as of June 30, 2012, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $278.4 million at June 30, 2012. The fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $273.0 million as of December 31, 2011, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $272.9 million at December 31, 2011. The fair value for the Company's most significant debt balance, the 9.75% Senior Notes, was estimated using Level 1 inputs whereas the estimate of fair value for the note payable to a former executive was calculated using Level 2 inputs.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at June 30, 2012 and December 31, 2011 includes $360,000 and $122,000, respectively of restricted cash related to collateral on seismic operations bonds. The balances at June 30, 2012 and December 31, 2011 also include $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Non-monetary exchanges related to resale licensing revenue	$709	$6,016
Non-monetary exchanges from underwriting of new data acquisition	1,680	1,139
Other non-monetary exchanges	—	86
Less: Non-monetary exchanges for data in progress	—	(2,235)
Total non-cash additions to seismic data library	$2,389	$5,006

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Acquisition revenue on underwriting from non-monetary exchange contracts	$1,628	$1,383
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,033	3,033
Solutions revenue recognized from non-monetary exchange contracts	20	—
Total non-cash revenue	$2,681	$4,416

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2012, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims along with the estimated recoveries from insurance carriers.

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
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The ASU was issued to simplify the testing of indefinite-lived intangible assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The standard permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Accounting Standards Codification Subtopic 350-30, “Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.” An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2012-02, but does not expect the standard to have a significant impact on its financial statements.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. As of June 30, 2012, $275.0 million aggregate principal amount remains outstanding. The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2012 and December 31, 2011, and the consolidating condensed statements of operations, statements of comprehensive income and statements of cash flows for the six months ended June 30, 2012 and June 30, 2011 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$57,964	$1,611	$—	$59,575
Receivables
Trade, net	—	31,498	5,907	—	37,405
Notes and other, net	470	1,674	2,261	—	4,405
Due from Seitel Holdings, Inc.	—	870	—	—	870
Intercompany receivables (payables)	90,753	(66,819)	(23,934)	—	—
Investment in subsidiaries	294,654	426,208	1,438	(722,300)	—
Net seismic data library	—	70,807	78,052	—	148,859
Net property and equipment	—	2,397	2,848	—	5,245
Prepaid expenses, deferred charges and other	3,516	10,070	783	—	14,369
Intangible assets, net	900	14,856	8,029	—	23,785
Goodwill	—	107,688	97,948	—	205,636
Deferred income taxes	—	56	—	—	56
TOTAL ASSETS	$390,293	$657,269	$174,943	$(722,300)	$500,205
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,049	$22,666	$8,932	$—	$41,647
Income taxes payable	61	—	2,115	—	2,176
Senior Notes	275,000	—	—	—	275,000
Notes payable	63	—	—	—	63
Obligations under capital leases	—	94	3,066	—	3,160
Deferred revenue	—	40,533	10,072	—	50,605
Deferred income taxes	—	—	2,021	—	2,021
TOTAL LIABILITIES	285,173	63,293	26,206	—	374,672
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,329	—	—	—	398,329
Parent investment	—	764,752	156,917	(921,669)	—
Retained deficit	(293,209)	(170,776)	(28,593)	199,369	(293,209)
Accumulated other comprehensive income	—	—	20,413	—	20,413
TOTAL STOCKHOLDER’S EQUITY	105,120	593,976	148,737	(722,300)	125,533
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$390,293	$657,269	$174,943	$(722,300)	$500,205

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$61,612	$13,282	$—	$74,894
Receivables
Trade, net	—	32,129	19,177	—	51,306
Notes and other, net	520	1,606	2,196	—	4,322
Due from Seitel Holdings, Inc.	—	861	—	—	861
Intercompany receivables (payables)	95,955	(78,614)	(17,341)	—	—
Investment in subsidiaries	272,268	416,322	1,448	(690,038)	—
Net seismic data library	—	63,259	57,435	—	120,694
Net property and equipment	—	1,897	3,142	—	5,039
Investment in marketable securities	—	262	—	—	262
Prepaid expenses, deferred charges and other	4,409	5,078	757	—	10,244
Intangible assets, net	900	16,462	9,452	—	26,814
Goodwill	—	107,688	98,150	—	205,838
Deferred income taxes	—	56	—	—	56
TOTAL ASSETS	$374,052	$628,618	$187,698	$(690,038)	$500,330
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,050	$23,563	$26,937	$—	$60,550
Income taxes payable	81	—	1,383	—	1,464
Senior Notes	275,000	—	—	—	275,000
Notes payable	95	—	—	—	95
Obligations under capital leases	—	—	3,161	—	3,161
Deferred revenue	—	33,340	15,505	—	48,845
Deferred income taxes	—	—	1,375	—	1,375
TOTAL LIABILITIES	285,226	56,903	48,361	—	390,490
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,011	—	—	—	398,011
Parent investment	—	764,752	156,913	(921,665)	—
Retained deficit	(309,185)	(193,299)	(38,328)	231,627	(309,185)
Accumulated other comprehensive income	—	262	20,752	—	21,014
TOTAL STOCKHOLDER’S EQUITY	88,826	571,715	139,337	(690,038)	109,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$374,052	$628,618	$187,698	$(690,038)	$500,330

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$70,421	$48,836	$(682)	$118,575
EXPENSES:
Depreciation and amortization	—	40,248	28,973	—	69,221
Cost of sales	—	235	13	—	248
Selling, general and administrative	1,174	9,306	5,999	(682)	15,797
	1,174	49,789	34,985	(682)	85,266
INCOME (LOSS) FROM OPERATIONS	(1,174)	20,632	13,851	—	33,309
Interest expense, net	(5,374)	(8,464)	(634)	—	(14,472)
Foreign currency exchange losses	—	(4)	(11)	—	(15)
Gain on sale of marketable securities	—	230	—	—	230
Other income	1	482	—	—	483
Income (loss) before income taxes and equity in income of subsidiaries	(6,547)	12,876	13,206	—	19,535
Provision for income taxes	—	88	3,471	—	3,559
Equity in income of subsidiaries	22,523	9,735	—	(32,258)	—
NET INCOME	$15,976	$22,523	$9,735	$(32,258)	$15,976

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$15,976	$22,523	$9,735	$(32,258)	$15,976
Unrealized loss on securities held as available for sale, net of tax:
Unrealized net holding loss arising during the period	—	(32)	—	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	(230)	—	—	(230)
Foreign currency translation adjustments	—	—	(339)	—	(339)
Comprehensive income	$15,976	$22,261	$9,396	$(32,258)	$15,375

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$66,412	$29,264	$(635)	$95,041
EXPENSES:
Depreciation and amortization	—	42,731	22,929	—	65,660
Cost of sales	—	51	4	—	55
Selling, general and administrative	1,042	9,437	5,646	(635)	15,490
	1,042	52,219	28,579	(635)	81,205
INCOME (LOSS) FROM OPERATIONS	(1,042)	14,193	685	—	13,836
Interest expense, net	(10,146)	(9,936)	(342)	—	(20,424)
Foreign currency exchange gains	—	4	453	—	457
Gain on sale of marketable securities	—	2,467	—	—	2,467
Other income	2	27	135	—	164
Income (loss) before income taxes and equity in income of subsidiaries	(11,186)	6,755	931	—	(3,500)
Provision for income taxes	—	438	577	—	1,015
Equity in income of subsidiaries	6,671	354	—	(7,025)	—
NET INCOME (LOSS)	$(4,515)	$6,671	$354	$(7,025)	$(4,515)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(4,515)	$6,671	$354	$(7,025)	$(4,515)
Unrealized loss on securities held as available for sale, net of tax:
Unrealized net holding loss arising during the period	—	(177)	—	—	(177)
Less: Reclassification adjustment for realized gains included in earnings	—	(2,467)	—	—	(2,467)
Foreign currency translation adjustments	—	(1)	4,435	—	4,434
Comprehensive income (loss)	$(4,515)	$4,026	$4,789	$(7,025)	$(2,725)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(14,316)	$63,283	$49,534	$—	$98,501
Cash flows from investing activities:
Cash invested in seismic data	—	(46,190)	(66,946)	—	(113,136)
Cash paid to acquire property, equipment and other	—	(1,004)	(70)	—	(1,074)
Net proceeds from sale of marketable securities	—	230	—	—	230
Cash from sale of property, equipment and other	—	90	—	—	90
Advances to Seitel Holdings, Inc.	—	(9)	—	—	(9)
Net cash used in investing activities	—	(46,883)	(67,016)	—	(113,899)
Cash flows from financing activities:
Principal payments on notes payable	(32)	—	—	—	(32)
Principal payments on capital lease obligations	—	—	(91)	—	(91)
Intercompany transfers	14,348	(20,048)	5,700	—	—
Net cash provided by (used in) financing activities	14,316	(20,048)	5,609	—	(123)
Effect of exchange rate changes	—	—	202	—	202
Net decrease in cash and cash equivalents	—	(3,648)	(11,671)	—	(15,319)
Cash and cash equivalents at beginning of period	—	61,612	13,282	—	74,894
Cash and cash equivalents at end of period	$—	$57,964	$1,611	$—	$59,575

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(20,460)	$48,854	$15,692	$—	$44,086
Cash flows from investing activities:
Cash invested in seismic data	—	(38,006)	(41,073)	—	(79,079)
Cash paid to acquire property, equipment and other	—	(621)	(118)	—	(739)
Net proceeds from sale of marketable securities	—	2,467	—	—	2,467
Cash from sale of property, equipment and other	—	34	1	—	35
Advances to Seitel Holdings, Inc.	—	(6)	—	—	(6)
Net cash used in investing activities	—	(36,132)	(41,190)	—	(77,322)
Cash flows from financing activities:
Principal payments on notes payable	(29)	—	—	—	(29)
Repayment of 11.75% Senior Notes	(2,000)	—	—	—	(2,000)
Principal payments on capital lease obligations	—	—	(81)	—	(81)
Borrowings on line of credit	—	—	737	—	737
Payments on line of credit	—	—	(737)	—	(737)
Contributed capital	125,000	—	—	—	125,000
Costs of debt and equity transactions	(6,020)	—	(47)	—	(6,067)
Intercompany transfers	(96,491)	84,491	12,000	—	—
Net cash provided by financing activities	20,460	84,491	11,872	—	116,823
Effect of exchange rate changes	—	—	(188)	—	(188)
Net increase (decrease) in cash and cash equivalents	—	97,213	(13,814)	—	83,399
Cash and cash equivalents at beginning of period	—	75,068	14,903	—	89,971
Cash and cash equivalents at end of period	$—	$172,281	$1,089	$—	$173,370

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash resales	$23,129	$27,883	$62,298	$54,148
Other revenue components:
Acquisition revenue	16,891	11,378	53,463	35,029
Non-monetary exchanges	—	—	709	6,015
Revenue recognition adjustments	4,367	(4,676)	(806)	(2,238)
Solutions and other	1,641	960	2,911	2,087
Total revenue	$46,028	$35,545	$118,575	$95,041
Cash EBITDA: Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, plus gains on sales of marketable securities and cash distributions from investments obtained as part of licensing our seismic data, less cost of goods sold and cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as severance and debt restructure costs).
The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash EBITDA	$18,432	$23,308	$51,105	$45,005
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	16,891	11,378	53,463	35,029
Non-monetary exchanges	—	—	709	6,015
Revenue recognition adjustments	4,367	(4,676)	(806)	(2,238)
Solutions non-cash revenue	—	—	20	—
Less:
Gain on sale of marketable securities	(230)	(980)	(230)	(2,467)
Cash distributions from investments	(400)	—	(400)	—
Depreciation and amortization	(29,837)	(23,246)	(69,221)	(65,660)
Non-recurring corporate expenses	(573)	(1,293)	(871)	(1,355)
Non-cash operating expenses	(315)	(156)	(460)	(493)
Operating income	$8,335	$4,335	$33,309	$13,836
Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2012 to August 9, 2012, we completed the addition of approximately 1,600 square miles of seismic data to our library. As of August 9, 2012, we had approximately 2,400 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2011.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Acquisition revenue:
Cash underwriting	$16,531	$11,034	$51,835	$33,646
Underwriting from non-monetary exchanges	360	344	1,628	1,383
Total acquisition revenue	16,891	11,378	53,463	35,029
Resale licensing revenue:
Cash resales	23,129	27,883	62,298	54,148
Non-monetary exchanges	—	—	709	6,015
Revenue recognition adjustments	4,367	(4,676)	(806)	(2,238)
Total resale licensing revenue	27,496	23,207	62,201	57,925
Total seismic revenue	44,387	34,585	115,664	92,954
Solutions and other	1,641	960	2,911	2,087
Total revenue	$46,028	$35,545	$118,575	$95,041
Total revenue increased $10.5 million, or 29%, to $46.0 million in the second quarter of 2012 from $35.5 million in the second quarter of 2011 due to an increase in acquisition revenue and total resale licensing revenue. Acquisition revenue increased $5.5 million in the second quarter of 2012 compared to the second quarter 2011. Our acquisition revenue in the second quarter of 2012 occurred in the key active unconventional plays in North America including Eagle Ford, Marcellus, Niobrara, Granite Wash, Montney and Cardium. Total resale licensing revenue was $27.5 million in the second quarter of 2012 compared to $23.2 million in the second quarter of 2011. Cash resales in the second quarter of 2012 were $23.1 million and were comprised of $15.1 million, or 65%, from 3D data located in unconventional plays and $8.0 million from conventional 3D, 2D and offshore data. This compares to cash resales in the second quarter of 2011 of $27.9 million that were comprised of $18.0 million, or 65%, from 3D data located in unconventional plays and $9.8 million from conventional 3D, 2D and offshore data. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. In the second quarter of 2012, revenue recognized was higher than deferrals primarily as a result of higher selections on open library card contracts and recognition of revenue previously deferred related to data that was completed and delivered in the second quarter of 2012. In the second quarter of 2011, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts as a result of new library card contracts entered into in the second quarter as well as cash resales on data that were still in the acquisition phase requiring deferral since the data products were not yet available for delivery. Solutions and other revenue was $1.6 million in the second quarter of 2012 compared to $1.0 million in the second quarter of 2011. The $0.6 million increase was due to the types of products delivered.

Total revenue for the first six months of 2012 was $118.6 million, an increase of $23.5 million, or 25%, from the first six months of 2011 total revenue of $95.0 million. Acquisition revenue was $53.5 million for the first six months of 2012, an increase of $18.4 million from the first six months of 2011, due to continuing strong activity in unconventional plays, with the majority of our activity in oil and liquids-rich areas. Total resale licensing revenue was $62.2 million in the first six months of 2012 compared to $57.9 million in the first six months of 2011. Cash resales for the first six months of 2012 were $62.3 million, an increase of 15% from the first six months of 2011. Cash resales in the first six months of 2012 were comprised of $35.6 million, or 57%, from 3D data located in unconventional plays and $26.7 million from conventional 3D, 2D and offshore data. This compares to cash resales in the first six months of 2011 of $54.1 million that were comprised of $37.5 million, or 69%, from 3D data located in unconventional plays and $16.6 million from conventional 3D, 2D and offshore data. Non-monetary exchanges decreased $5.3 million from the first six months of 2011 to 2012; these transactions fluctuate quarter to quarter depending upon the data available for trade. The increase of $1.4 million in revenue recognition adjustments from the first six months of 2011 to the first six months of 2012 was primarily due to a decrease in the deferral of new licensing contracts partially offset by a decrease in selection of data from open library card contracts and a decrease in the recognition of revenue previously deferred as a result of new data acquisition projects being completed and delivered. Solutions and other revenue increased $0.8 million in 2012 compared to 2011 mainly due to the types of products delivered and third party data processing projects in 2012.

At June 30, 2012, we had a deferred revenue balance of $50.6 million, compared to the December 31, 2011 balance of $48.8 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
Depreciation and amortization was composed of the following for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of seismic data:
Income forecast	$22,081	$15,275	$53,893	$41,575
Straight-line	6,098	5,958	11,842	20,084
Total amortization of seismic data	28,179	21,233	65,735	61,659
Depreciation of property and equipment	219	540	598	1,069
Amortization of acquired intangibles	1,439	1,473	2,888	2,932
Total	$29,837	$23,246	$69,221	$65,660
Total seismic data library amortization amounted to $28.2 million in the second quarter of 2012 compared to $21.2 million in the second quarter of 2011 and $65.7 million for the first half of 2012 compared to $61.7 million for the first half of 2011. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Amortization	2012	2011	2012	2011
Income forecast	49.7%	44.2%	46.6%	44.7%
Straight-line	13.7%	17.2%	10.2%	21.6%
Total	63.4%	61.4%	56.8%	66.3%
The percentage of income forecast amortization to total seismic revenue increased between the 2012 and 2011 periods presented due to the mix of data being licensed. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the second quarter and first six months of 2012, 46% and 62%, respectively of resale revenue recognized was from data whose costs were fully amortized as compared to 57% and 59% in the second quarter and first six months of 2011, respectively. Amortization expense related to new data acquisition increased between the periods due to the higher level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $8.2 million between the first six months of 2011 and 2012 due to the distribution of revenue among the various seismic surveys and because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the merger on February 14, 2007.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $7.7 million in the second quarter of 2012 compared to $7.9 million in the second quarter of 2011 and $15.8 million in the first six months of 2012 compared to $15.5 million in the first six months of 2011. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash SG&A expenses	$7,390	$7,769	$15,337	$14,997
Non-cash compensation expense	245	82	318	346
Non-cash rent expense	70	74	142	147
Total	$7,705	$7,925	$15,797	$15,490
The decrease in cash SG&A expenses of $0.4 million from the second quarter of 2011 to the second quarter of 2012 was primarily due to a decrease of $0.8 million in non-recurring expenses related to severance costs partially offset by an increase of $0.4 million in various expenses associated with our increased revenue and acquisition activities.
The increase in cash SG&A expenses of $0.3 million from the first six months of 2011 to the first six months of 2012 was primarily due to (i) an increase of $0.6 million in salaries and benefits due to merit increases on base salary and new hires and (ii) an increase of $0.2 million in sales commissions as a result of higher revenues partially offset by a decrease of $0.5 million in non-recurring expenses related to severance costs.
The $0.2 million increase in non-cash compensation expense between quarters was due to amortization associated with stock option issuances in May 2012. Non-cash compensation expense in the first six months of 2012 decreased slightly compared to the first six months of 2011 due to higher expense associated with new option issuances offset by a decrease due to our using graded vesting to amortize the compensation expense related to our stock option issuances that vest based only on service, thus recognizing more expense in the earlier periods and gradually reducing in later years.
Interest Expense, Net
Interest expense, net, was $7.3 million and $14.5 million in the second quarter and first six months of 2012, respectively compared to $10.3 million and $20.4 million in the second quarter and first six months of 2011, respectively. The decrease in interest expense between the periods was due to the repayment of $125.0 million of our 9.75% Senior Notes on July 1, 2011.
Other Income
During the three months ended June 30, 2012 and the three and six months ended June 30, 2011, we sold $0.2 million, $1.0 million and $2.5 million, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received in all transactions.
Other income was $0.4 million and $0.5 million in the second quarter and first six months of 2012, respectively, compared to $0.1 million and $0.2 million in the second quarter and first six months of 2011, respectively. The increase in other income in 2012 from 2011 was due to $0.4 million in cash dividends received from investments.
Income Taxes
Income tax expense was $18,000 in the second quarter of 2012 compared to $0.4 million in the second quarter of 2011. The expense in the second quarter of 2012 was comprised of an expense of $0.2 million related to our Canadian operations offset by $0.2 million benefit related to U.S. state tax expenses. The expense in the second quarter of 2011 was comprised of (i) an expense of $0.1 million related to our Canadian operations, (ii) an expense of $0.1 million related to interest on uncertain tax positions and (iii) $0.2 million in U.S. state tax expense. The Federal tax benefit in both the second quarter of 2012 and 2011 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Tax expense was $3.6 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. The expense for the first six months of 2012 was comprised of (i) an expense of $3.4 million related to our Canadian operations, (ii) an expense of $0.1 million related to interest on uncertain tax positions and (iii) $0.1 million in U.S. state tax expense. The expense for the first six months of 2011 was comprised of (i) an expense of $0.4 million related to our Canadian operations, (ii) an expense of $0.2 million related to interest on uncertain tax position and (iii) $0.4 million in U.S. state tax expense. The Federal tax benefit in both the first six months of 2012 and 2011 resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized.
Liquidity and Capital Resources
As of June 30, 2012, we had $59.6 million in consolidated cash, cash equivalents and short-term investments, including $0.5 million of restricted cash. As of June 30, 2012, approximately $1.6 million of our cash was held by a foreign subsidiary which will be used to reinvest in our Canadian operations as our intent is to use this cash to, among other things, fund the operations of our Canadian subsidiary. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes.
In addition to the cash on our balance sheet, other sources of liquidity include our Credit Facility described below.
Credit Facility: On May 25, 2011 we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of our existing 9.75% Senior Notes. The Credit Facility requires that we maintain certain minimum excess availability (as defined in the Credit Facility) levels or the fixed charge coverage ratio (as defined in the Credit Facility) shall not be less than 1.00 to 1.00. As of June 30, 2012, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.
9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. On July 1, 2011, we redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15. As of June 30, 2012, $275.0 million of the 9.75% Senior Notes remain outstanding.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $98.5 million and $44.1 million for the six months ended June 30, 2012 and 2011, respectively. Operating cash flows for 2012 increased from 2011 primarily due to increased collections from our cash license resales and our acquisition underwriting receipts , a lower interest payment on our 9.75% Senior Notes and lower income taxes paid.
Cash Flows from Investing Activities: Cash flows used in investing activities were $113.9 million and $77.3 million for the six months ended June 30, 2012 and 2011, respectively. Cash expenditures for seismic data were $113.1 million and $79.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash invested in seismic data for 2012 compared to 2011 was due to increased data acquisition activity in both the U.S. and Canada.
Cash Flows from Financing Activities: Cash flows provided by (used in) financing activities were ($123,000) and $116.8 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cash provided by financing activities was due to certain transactions that occurred in 2011. In the first six months of 2011, we received a $125.0 million cash capital contribution by our parent, Seitel Holdings, Inc. ("Holdings"), in connection with the minority interest investment in Holdings by Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P., "Centerbridge") in May 2011. In addition, in 2011, we incurred expenses of $6.1 million in conjunction with our new Credit Facility and the Centerbridge transaction and made $2.0 million in principal payments on our 11.75% Senior Notes.
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

Deferred Taxes
As of June 30, 2012, we had a net deferred tax liability of $2.0 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $105.8 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of June 30, 2012, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $56,000 which was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the six months ended June 30, 2012, capital expenditures for seismic data and other property and equipment amounted to $95.8 million. Our capital expenditures for the remainder of 2012 are presently estimated to be $117.2 million. The first six months of 2012 actual and 2012 estimated remaining capital expenditures are comprised of the following (in thousands):

	Six Months Ended June 30, 2012	Estimate for Remainder of 2012	Total Estimate for 2012
New data acquisition	$91,098	$103,402	$194,500
Cash purchases and data processing	1,134	9,866	11,000
Non-monetary exchanges	2,389	3,611	6,000
Property and equipment and other	1,168	332	1,500
Total capital expenditures	95,789	117,211	213,000
Less: Non-monetary exchanges	(2,389)	(3,611)	(6,000)
Changes in working capital	20,810	—	20,810
Cash investment per statement of cash flows	$114,210	$113,600	$227,810
Capital expenditures funded from operating cash flow are as follows (in thousands):

	Six Months Ended June 30, 2012	Estimate for Remainder of 2012	Total Estimate for 2012
Total capital expenditures	$95,789	$117,211	$213,000
Less: Non-cash additions	(2,389)	(3,611)	(6,000)
Cash underwriting	(51,835)	(66,165)	(118,000)
Capital expenditures funded from operating cash flow	$41,565	$47,435	$89,000

As of August 9, 2012, we had capital expenditure commitments related to data acquisition projects of approximately $123.4 million, of which we have obtained approximately $76.9 million of cash underwriting and $1.5 million of underwriting from non-monetary exchanges. We expect approximately 68% of our $46.5 million committed net cash capital expenditures to be incurred in 2012 with the remainder being incurred in 2013.

Reconciliation of Non-GAAP to GAAP Financial Measures
We believe the allocation of cash resales between unconventional and conventional plays provides useful additional information about current trends in our operations. The tables below compare such non-GAAP information to information related to the most comparable GAAP measure, total revenue.
The following table reconciles cash resales to revenue recognized for 3D data located in unconventional plays for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unconventional 3D data cash resales	$15,123	$18,037	$35,639	$37,534
Other revenue components:
Acquisition revenue	16,837	11,378	53,409	35,029
Non-monetary exchanges	—	—	—	5,873
Revenue recognition adjustments	5,559	(1,558)	4,650	(1,594)
Unconventional 3D data total revenue	$37,519	$27,857	$93,698	$76,842

Percentage of total cash resales	65%	65%	57%	69%
Percentage of total revenue	82%	78%	79%	81%
The following table reconciles cash resales to revenue recognized for conventional 3D, 2D and offshore data for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Conventional 3D, 2D and offshore data cash resales	$8,006	$9,846	$26,659	$16,614
Other revenue components:
Acquisition revenue	54	—	54	—
Non-monetary exchanges	—	—	709	142
Revenue recognition adjustments	(1,192)	(3,118)	(5,456)	(644)
Conventional 3D, 2D and offshore data total revenue	$6,868	$6,728	$21,966	$16,112

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of June 30, 2012, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2012.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan, dated May 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.2	†*	Amendment to the 2012 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 30, 2012.
10.3	†
Form of Seitel Holdings, Inc. Stock Option Agreement for the 2012 Plan for Management Employees (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.4	†
Form of Seitel Holdings, Inc. Stock Option Agreement for the 2012 Plan for Employees (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed, pursuant to 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.
Dated: August 13, 2012	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: August 13, 2012	/s/ Marcia H. Kendrick
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
Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan, dated May 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.2	†*	Amendment to the 2012 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 30, 2012.
10.3	†
Form of Seitel Holdings, Inc. Stock Option Agreement for the 2012 Plan for Management Employees (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.4	†
Form of Seitel Holdings, Inc. Stock Option Agreement for the 2012 Plan for Employees (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed, pursuant to Item 601(b)(32) of Regulation S-K.