Form 10-Q
period 2012-09-30
SEITEL INC
filed 2012-11-08
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes  ☐    No  ☒
As of November 5, 2012, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$42,819	$74,894
Receivables
Trade, net of allowance for doubtful accounts of $1,052 and $1,043, respectively	44,493	51,306
Notes and other, net of allowance for doubtful accounts of $988 and $1,501, respectively	3,732	4,322
Due from Seitel Holdings, Inc.	872	861
Seismic data library, net of accumulated amortization of $861,741 and $751,980, respectively	164,052	120,694
Property and equipment, net of accumulated depreciation and amortization of $13,340 and $11,882, respectively	5,138	5,039
Investment in marketable securities	—	262
Prepaid expenses, deferred charges and other	9,210	10,244
Intangible assets, net of accumulated amortization of $34,433 and $29,378, respectively	22,543	26,814
Goodwill	209,163	205,838
Deferred income taxes	56	56
TOTAL ASSETS	$502,078	$500,330
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$43,464	$60,550
Income taxes payable	3,803	1,464
Debt
Senior Notes	275,000	275,000
Notes payable	46	95
Obligations under capital leases	3,210	3,161
Deferred revenue	43,092	48,845
Deferred income taxes	1,499	1,375
TOTAL LIABILITIES	370,114	390,490
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	398,530	398,011
Retained deficit	(292,080)	(309,185)
Accumulated other comprehensive income	25,514	21,014
TOTAL STOCKHOLDER’S EQUITY	131,964	109,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$502,078	$500,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE	$51,556	$52,208	$170,131	$147,249
EXPENSES:
Depreciation and amortization	37,703	34,052	106,924	99,712
Cost of sales	104	13	352	68
Selling, general and administrative	4,845	7,637	20,642	23,127
	42,652	41,702	127,918	122,907
INCOME FROM OPERATIONS	8,904	10,506	42,213	24,342
Interest expense, net	(7,266)	(7,198)	(21,738)	(27,622)
Foreign currency exchange gains (losses)	1,051	(1,631)	1,036	(1,174)
Loss on early extinguishment of debt	—	(7,912)	—	(7,912)
Gain on sale of marketable securities	—	—	230	2,467
Other income	227	44	710	208
Income (loss) before income taxes	2,916	(6,191)	22,451	(9,691)
Provision (benefit) for income taxes	1,787	(1,080)	5,346	(65)
NET INCOME (LOSS)	$1,129	$(5,111)	$17,105	$(9,626)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$1,129	$(5,111)	$17,105	$(9,626)
Unrealized loss on securities held as available for sale, net of tax:
Unrealized net holding loss arising during the period	—	(284)	(32)	(461)
Less: Reclassification adjustment for realized gains included in earnings	—	—	(230)	(2,467)
Foreign currency translation adjustments	5,101	(10,503)	4,762	(6,069)
Comprehensive income (loss)	$6,230	$(15,898)	$21,605	$(18,623)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2011	100	$—	$398,011	$(309,185)	$21,014
Amortization of stock-based compensation costs	—	—	519	—	—
Net income	—	—	—	17,105	—
Foreign currency translation adjustments	—	—	—	—	4,762
Unrealized loss on marketable securities, net of tax	—	—	—	—	(32)
Reclassification adjustment for realized gains on marketable securities included in earnings, net of tax	—	—	—	—	(230)
Balance, September 30, 2012	100	$—	$398,530	$(292,080)	$25,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$17,105	$(9,626)
Depreciation and amortization	106,924	99,712
Loss on early extinguishment of debt	—	7,912
Deferred income tax provision (benefit)	213	(394)
Amortization of deferred financing costs	1,514	1,518
Amortization of debt premium	—	(56)
Amortization of stock-based compensation	519	400
Amortization of favorable facility lease	214	219
Increase (decrease) in allowance for doubtful accounts	(298)	6
Non-cash other income	(208)	(98)
Non-cash revenue	(6,175)	(7,897)
Gain on sale of marketable securities	(230)	(2,467)
Decrease (increase) in receivables	7,642	(17,485)
Decrease in other assets	621	15
Increase (decrease) in deferred revenue	(3,207)	9,545
Decrease in accounts payable and other liabilities	(5,832)	(16,920)
Net cash provided by operating activities	118,802	64,384
Cash flows from investing activities:
Cash invested in seismic data	(148,854)	(102,712)
Cash paid to acquire property, equipment and other	(1,276)	(1,221)
Net proceeds from sale of marketable securities	230	2,467
Cash from sale of property, equipment and other	90	35
Advances to Seitel Holdings, Inc.	(11)	(752)
Repayment from Seitel Holdings, Inc.	—	50
Net cash used in investing activities	(149,821)	(102,133)
Cash flows from financing activities:
Principal payments on notes payable	(49)	(44)
Repayment of 9.75% Senior Notes	—	(131,094)
Repayment of 11.75% Senior Notes	—	(2,000)
Principal payments on capital lease obligations	(150)	(122)
Borrowings on line of credit	—	737
Payments on line of credit	—	(737)
Contributed capital	—	125,000
Costs of debt and equity transactions	—	(6,333)
Net cash used in financing activities	(199)	(14,593)
Effect of exchange rate changes	(857)	978
Net decrease in cash and cash equivalents	(32,075)	(51,364)
Cash and cash equivalents at beginning of period	74,894	89,971
Cash and cash equivalents at end of period	$42,819	$38,607
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,018	$37,913
Income taxes, net of refunds received	$2,608	$8,096
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$3,115	$10,119
Capital lease obligations incurred	$95	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2012

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Seismic data library additions	$726	$5,113	$3,115	$10,119
Revenue recognized on specific data licenses or selections of data	1,849	2,481	2,882	5,514
Revenue recognized related to acquisition contracts	1,645	931	3,273	2,314
Revenue recognized related to Solutions	—	69	20	69
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.9 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.2 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2012, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) Utica/Marcellus in Pennsylvania, Ohio and West Virginia, (g) Greater Granite Wash and the Mississippi Lime in Oklahoma, Texas and Kansas, (h) other United States, (i) Montney in British Columbia and Alberta, (j) Horn River in British Columbia, (k) Cardium in Alberta and (l) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the nine months ended September 30, 2012 or 2011.

NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	September 30, 2012	December 31, 2011
9.75% Senior Notes	$275,000	$275,000
Credit Facility	—	—
Note payable to former executive	46	95
	$275,046	$275,095
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
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of the Company’s 9.75% Senior Notes. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility and each future direct and indirect wholly-owned Canadian subsidiary of Olympic Seismic Ltd. ("Olympic"), a wholly-owned subsidiary of the Company, is a guarantor of payment of the Canadian obligations under the Credit Facility.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2012:
Cash equivalents	$42,577	$42,577	$—	$—
At December 31, 2011:
Cash equivalents	$74,421	$74,421	$—	$—
Investment in stock options related to equity securities	262	—	262	—

The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2012 or September 30, 2011.
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
During the nine months ended September 30, 2012, the Company sold a portion of its investment in stock options for proceeds totaling $230,000. The remaining stock options expired unexercised in May 2012. During the nine months ended September 30, 2011, the Company sold a portion of its investment in equity securities for proceeds totaling $2.5 million. Total realized gains were equal to proceeds received for the sales of the stock options and the equity securities.
Other Financial Instruments:

•
Debt – Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $281.1 million as of September 30, 2012, compared to the book value of $275.0 million. The quoted market price of the 9.75% Senior Notes was $281.1 million at September 30, 2012. The fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $273.0 million as of December 31, 2011, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $272.9 million at December 31, 2011. The fair value for the Company's most significant debt balance, the 9.75% Senior Notes, was estimated using Level 1 inputs whereas the estimate of fair value for the note payable to a former executive was calculated using Level 2 inputs.

•	Accounts Receivable and Accounts Payable – The fair values of accounts receivable and accounts payable approximated carrying value due to the short-term maturity of these instruments.

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at September 30, 2012 and December 31, 2011 includes $651,000 and $122,000, respectively of restricted cash related to collateral on seismic operations bonds. The balances at September 30, 2012 and December 31, 2011 also include $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.

The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Non-monetary exchanges related to resale licensing revenue	$1,293	$6,871
Non-monetary exchanges from underwriting of new data acquisition	4,122	3,202
Other non-monetary exchanges	—	188
Completion of data in progress from prior non-monetary exchanges	142	—
Less: Non-monetary exchanges for data in progress	(2,442)	(142)
Total non-cash additions to seismic data library	$3,115	$10,119

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Acquisition revenue on underwriting from non-monetary exchange contracts	$3,273	$2,314
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	2,882	5,514
Solutions revenue recognized from non-monetary exchange contracts	20	69
Total non-cash revenue	$6,175	$7,897

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2012, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims along with the estimated recoveries from insurance carriers.

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

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. As of September 30, 2012, $275.0 million aggregate principal amount remains outstanding. The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2012 and December 31, 2011, and the consolidating condensed statements of operations, statements of comprehensive income and statements of cash flows for the nine months ended September 30, 2012 and September 30, 2011 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of September 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$40,986	$1,833	$—	$42,819
Receivables
Trade, net	—	33,256	11,237	—	44,493
Notes and other, net	491	997	2,244	—	3,732
Due from Seitel Holdings, Inc.	—	872	—	—	872
Intercompany receivables (payables)	80,575	(55,308)	(25,267)	—	—
Investment in subsidiaries	300,506	427,509	1,481	(729,496)	—
Net seismic data library	—	88,252	75,800	—	164,052
Net property and equipment	—	2,318	2,820	—	5,138
Prepaid expenses, deferred charges and other	2,966	5,367	877	—	9,210
Intangible assets, net	900	14,053	7,590	—	22,543
Goodwill	—	107,688	101,475	—	209,163
Deferred income taxes	—	56	—	—	56
TOTAL ASSETS	$385,438	$666,046	$180,090	$(729,496)	$502,078
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$3,346	$28,237	$11,881	$—	$43,464
Income taxes payable	596	442	2,765	—	3,803
Senior Notes	275,000	—	—	—	275,000
Notes payable	46	—	—	—	46
Obligations under capital leases	—	89	3,121	—	3,210
Deferred revenue	—	37,449	5,643	—	43,092
Deferred income taxes	—	—	1,499	—	1,499
TOTAL LIABILITIES	278,988	66,217	24,909	—	370,114
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,530	—	—	—	398,530
Parent investment	—	764,752	156,917	(921,669)	—
Retained deficit	(292,080)	(164,923)	(27,250)	192,173	(292,080)
Accumulated other comprehensive income	—	—	25,514	—	25,514
TOTAL STOCKHOLDER’S EQUITY	106,450	599,829	155,181	(729,496)	131,964
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$385,438	$666,046	$180,090	$(729,496)	$502,078

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$61,612	$13,282	$—	$74,894
Receivables
Trade, net	—	32,129	19,177	—	51,306
Notes and other, net	520	1,606	2,196	—	4,322
Due from Seitel Holdings, Inc.	—	861	—	—	861
Intercompany receivables (payables)	95,955	(78,614)	(17,341)	—	—
Investment in subsidiaries	272,268	416,322	1,448	(690,038)	—
Net seismic data library	—	63,259	57,435	—	120,694
Net property and equipment	—	1,897	3,142	—	5,039
Investment in marketable securities	—	262	—	—	262
Prepaid expenses, deferred charges and other	4,409	5,078	757	—	10,244
Intangible assets, net	900	16,462	9,452	—	26,814
Goodwill	—	107,688	98,150	—	205,838
Deferred income taxes	—	56	—	—	56
TOTAL ASSETS	$374,052	$628,618	$187,698	$(690,038)	$500,330
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,050	$23,563	$26,937	$—	$60,550
Income taxes payable	81	—	1,383	—	1,464
Senior Notes	275,000	—	—	—	275,000
Notes payable	95	—	—	—	95
Obligations under capital leases	—	—	3,161	—	3,161
Deferred revenue	—	33,340	15,505	—	48,845
Deferred income taxes	—	—	1,375	—	1,375
TOTAL LIABILITIES	285,226	56,903	48,361	—	390,490
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,011	—	—	—	398,011
Parent investment	—	764,752	156,913	(921,665)	—
Retained deficit	(309,185)	(193,299)	(38,328)	231,627	(309,185)
Accumulated other comprehensive income	—	262	20,752	—	21,014
TOTAL STOCKHOLDER’S EQUITY	88,826	571,715	139,337	(690,038)	109,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$374,052	$628,618	$187,698	$(690,038)	$500,330

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$106,372	$64,730	$(971)	$170,131
EXPENSES:
Depreciation and amortization	—	64,927	41,997	—	106,924
Cost of sales	—	335	17	—	352
Selling, general and administrative	1,601	12,313	7,699	(971)	20,642
	1,601	77,575	49,713	(971)	127,918
INCOME (LOSS) FROM OPERATIONS	(1,601)	28,797	15,017	—	42,213
Interest expense, net	(9,690)	(10,995)	(1,053)	—	(21,738)
Foreign currency exchange losses	—	(4)	1,040	—	1,036
Gain on sale of marketable securities	—	230	—	—	230
Other income	20	690	—	—	710
Income (loss) before income taxes and equity in income of subsidiaries	(11,271)	18,718	15,004	—	22,451
Provision for income taxes	—	1,420	3,926	—	5,346
Equity in income of subsidiaries	28,376	11,078	—	(39,454)	—
NET INCOME	$17,105	$28,376	$11,078	$(39,454)	$17,105

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$17,105	$28,376	$11,078	$(39,454)	$17,105
Unrealized loss on securities held as available for sale, net of tax:
Unrealized net holding loss arising during the period	—	(32)	—	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	(230)	—	—	(230)
Foreign currency translation adjustments	—	—	4,762	—	4,762
Comprehensive income	$17,105	$28,114	$15,840	$(39,454)	$21,605

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$102,973	$45,245	$(969)	$147,249
EXPENSES:
Depreciation and amortization	—	64,744	34,968	—	99,712
Cost of sales	—	61	7	—	68
Selling, general and administrative	1,278	14,498	8,320	(969)	23,127
	1,278	79,303	43,295	(969)	122,907
INCOME (LOSS) FROM OPERATIONS	(1,278)	23,670	1,950	—	24,342
Interest expense, net	(12,047)	(14,972)	(603)	—	(27,622)
Foreign currency exchange gains	—	4	(1,178)	—	(1,174)
Loss on early extinguishment of debt	(7,912)	—	—	—	(7,912)
Gain on sale of marketable securities	—	2,467	—	—	2,467
Other income	3	27	178	—	208
Income (loss) before income taxes and equity in income of subsidiaries	(21,234)	11,196	347	—	(9,691)
Provision (benefit) for income taxes	—	(251)	186	—	(65)
Equity in income of subsidiaries	11,608	161	—	(11,769)	—
NET INCOME (LOSS)	$(9,626)	$11,608	$161	$(11,769)	$(9,626)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(9,626)	$11,608	$161	$(11,769)	$(9,626)
Unrealized loss on securities held as available for sale, net of tax:
Unrealized net holding loss arising during the period	—	(461)	—	—	(461)
Less: Reclassification adjustment for realized gains included in earnings	—	(2,467)	—	—	(2,467)
Foreign currency translation adjustments	—	(1)	(6,068)	—	(6,069)
Comprehensive income (loss)	$(9,626)	$8,679	$(5,907)	$(11,769)	$(18,623)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(26,451)	$88,015	$57,238	$—	$118,802
Cash flows from investing activities:
Cash invested in seismic data	—	(75,100)	(73,754)	—	(148,854)
Cash paid to acquire property, equipment and other	—	(1,194)	(82)	—	(1,276)
Net proceeds from sale of marketable securities	—	230	—	—	230
Cash from sale of property, equipment and other	—	90	—	—	90
Advances to Seitel Holdings, Inc.	—	(11)	—	—	(11)
Net cash used in investing activities	—	(75,985)	(73,836)	—	(149,821)
Cash flows from financing activities:
Principal payments on notes payable	(49)	—	—	—	(49)
Principal payments on capital lease obligations	—	(6)	(144)	—	(150)
Intercompany transfers	26,500	(32,650)	6,150	—	—
Net cash provided by (used in) financing activities	26,451	(32,656)	6,006	—	(199)
Effect of exchange rate changes	—	—	(857)	—	(857)
Net decrease in cash and cash equivalents	—	(20,626)	(11,449)	—	(32,075)
Cash and cash equivalents at beginning of period	—	61,612	13,282	—	74,894
Cash and cash equivalents at end of period	$—	$40,986	$1,833	$—	$42,819

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(38,639)	$78,628	$24,395	$—	$64,384
Cash flows from investing activities:
Cash invested in seismic data	—	(57,493)	(45,219)	—	(102,712)
Cash paid to acquire property, equipment and other	—	(1,055)	(166)	—	(1,221)
Net proceeds from sale of marketable securities	—	2,467	—	—	2,467
Cash from sale of property, equipment and other	—	34	1	—	35
Advances to Seitel Holdings, Inc.	—	(752)	—	—	(752)
Repayment from Seitel Holdings, Inc.	—	50	—	—	50
Net cash used in investing activities	—	(56,749)	(45,384)	—	(102,133)
Cash flows from financing activities:
Principal payments on notes payable	(44)	—	—	—	(44)
Repayment of 9.75% Senior Notes	(131,094)	—	—	—	(131,094)
Repayment of 11.75% Senior Notes	(2,000)	—	—	—	(2,000)
Principal payments on capital lease obligations	—	—	(122)	—	(122)
Borrowings on line of credit	—	—	737	—	737
Payments on line of credit	—	—	(737)	—	(737)
Contributed capital	125,000	—	—	—	125,000
Costs of debt and equity transactions	(6,263)	—	(70)	—	(6,333)
Intercompany transfers	53,040	(65,040)	12,000	—	—
Net cash provided by (used in) financing activities	38,639	(65,040)	11,808	—	(14,593)
Effect of exchange rate changes	—	—	978	—	978
Net decrease in cash and cash equivalents	—	(43,161)	(8,203)	—	(51,364)
Cash and cash equivalents at beginning of period	—	75,068	14,903	—	89,971
Cash and cash equivalents at end of period	$—	$31,907	$6,700	$—	$38,607

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
North America Drilling Activity: Drilling activity has shifted to areas with liquids-rich hydrocarbons, such as the Eagle Ford, Bakken and Niobrara in the U.S. and Montney and Cardium in Canada with several emerging plays, including the Granite Wash, Utica/Marcellus, Sussex and several in the Permian. Horizontal drilling rigs in oil and liquids-rich areas have leveled off in recent months due to drilling efficiencies and weaker crude oil prices, while activity in dry gas areas continues to be depressed until demand and gas prices strengthen.
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
Cash Resales: Cash resales represent new contracts for data licenses from our library, including data currently in progress, payable in cash. We believe this measure is important in assessing overall industry and client activity. Cash resales are likely to fluctuate quarter to quarter as they do not require the longer planning and lead times necessary for new data creation.

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash resales	$15,512	$37,999	$77,810	$92,147
Other revenue components:
Acquisition revenue	25,103	14,672	78,566	49,701
Non-monetary exchanges	584	856	1,293	6,871
Revenue recognition adjustments	8,665	(2,531)	7,859	(4,769)
Solutions and other	1,692	1,212	4,603	3,299
Total revenue	$51,556	$52,208	$170,131	$147,249
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
The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash EBITDA	$12,651	$32,055	$63,756	$77,060
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition revenue	25,103	14,672	78,566	49,701
Non-monetary exchanges	584	856	1,293	6,871
Revenue recognition adjustments	8,665	(2,531)	7,859	(4,769)
Solutions non-cash revenue	—	69	20	69
Less:
Gain on sale of marketable securities	—	—	(230)	(2,467)
Cash distributions from investments	—	—	(400)	—
Depreciation and amortization	(37,703)	(34,052)	(106,924)	(99,712)
Non-recurring corporate expenses	(123)	(437)	(994)	(1,792)
Non-cash operating expenses	(273)	(126)	(733)	(619)
Operating income	$8,904	$10,506	$42,213	$24,342
Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2012 to November 5, 2012, we completed the addition of approximately 2,300 square miles of seismic data to our library. As of November 5, 2012, we had approximately 2,200 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2011.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition revenue:
Cash underwriting	$23,458	$13,741	$75,293	$47,387
Underwriting from non-monetary exchanges	1,645	931	3,273	2,314
Total acquisition revenue	25,103	14,672	78,566	49,701
Resale licensing revenue:
Cash resales	15,512	37,999	77,810	92,147
Non-monetary exchanges	584	856	1,293	6,871
Revenue recognition adjustments	8,665	(2,531)	7,859	(4,769)
Total resale licensing revenue	24,761	36,324	86,962	94,249
Total seismic revenue	49,864	50,996	165,528	143,950
Solutions and other	1,692	1,212	4,603	3,299
Total revenue	$51,556	$52,208	$170,131	$147,249
Total revenue was $51.6 million in the third quarter of 2012 compared to $52.2 million in the third quarter of 2011. Acquisition revenue was $25.1 million in the third quarter of 2012, an increase of $10.4 million from the third quarter of 2011. Activity for new data acquisition remained strong in the third quarter of 2012 with our acquisition revenue occurring in the key active unconventional plays in North America including Eagle Ford, Utica/Marcellus, Niobrara, Granite Wash, Montney and Cardium. Total resale licensing revenue was $24.8 million in the third quarter of 2012 compared to $36.3 million in the third quarter of 2011. Cash resales in the third quarter of 2012 were $15.5 million and were comprised of $12.2 million, or 79%, from 3D data located in unconventional plays and $3.3 million from conventional 3D, 2D and offshore data. This compares to cash resales in the third quarter of 2011 of $38.0 million that were comprised of $32.6 million, or 86%, from 3D data located in unconventional plays and $5.4 million from conventional 3D, 2D and offshore data. Cash resales were impacted in the third quarter of 2012 due to delays in signing deals pending client approvals. We believe these approvals were delayed pending 2013 budgeting and planning decisions. These decisions are being evaluated in light of current economic uncertainty and its impact on hydrocarbon demand and prices. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. In the third quarter of 2012, revenue recognized was higher than deferrals primarily as a result of selections on open library card contracts and recognition of revenue previously deferred related to data that was completed and delivered in the third quarter of 2012. In the third quarter of 2011, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts as a result of new library card contracts entered into in the third quarter as well as cash resales on data that were still in the acquisition phase requiring deferral since the data products were not yet available for delivery. Solutions and other revenue was $1.7 million in the third quarter of 2012 compared to $1.2 million in the third quarter of 2011. The $0.5 million increase was due to the types of products delivered and revenue from third party data processing projects.

Total revenue for the first nine months of 2012 was $170.1 million, an increase of $22.9 million, or 16%, from the first nine months of 2011 total revenue of $147.2 million. Acquisition revenue was $78.6 million for the first nine months of 2012, an increase of $28.9 million from the first nine months of 2011, due to continuing strong activity in unconventional plays, with the majority of our activity in oil and liquids-rich areas. Total resale licensing revenue was $87.0 million in the first nine months of 2012 compared to $94.2 million in the first nine months of 2011. Cash resales for the first nine months of 2012 were $77.8 million and were comprised of $47.9 million, or 62%, from 3D data located in unconventional plays and $29.9 million from conventional 3D, 2D and offshore data. This compares to cash resales in the first nine months of 2011 of $92.1 million which were comprised of $70.1 million, or 76%, from 3D data located in unconventional plays and $22.0 million from conventional 3D, 2D and offshore data. Non-monetary exchanges decreased $5.6 million from the first nine months of 2011 to 2012; these transactions fluctuate quarter to quarter depending upon the data available for trade. In the first nine months of 2012, revenue recognized was higher than deferrals primarily as a result of selections on open library card contracts and recognition of revenue previously deferred related to data that was completed and delivered in 2012. In 2011, the deferral of new licensing contracts exceeded the amount of revenue recognized from previously deferred contracts as a result of new library card contracts entered into in 2011 as well as cash resales on data that were still in the acquisition phase requiring deferral since the data products were not yet available for delivery. Solutions and other revenue increased $1.3 million in 2012 compared to 2011 mainly due to the types of products delivered and revenue from third party data processing projects in 2012.

At September 30, 2012, we had a deferred revenue balance of $43.1 million, compared to the December 31, 2011 balance of $48.8 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
Depreciation and amortization was composed of the following for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of seismic data:
Income forecast	$29,047	$25,880	$82,940	$67,455
Straight-line	6,948	6,183	18,790	26,267
Total amortization of seismic data	35,995	32,063	101,730	93,722
Depreciation of property and equipment	255	534	853	1,603
Amortization of acquired intangibles	1,453	1,455	4,341	4,387
Total	$37,703	$34,052	$106,924	$99,712
Total seismic data library amortization amounted to $36.0 million in the third quarter of 2012 compared to $32.1 million in the third quarter of 2011 and $101.7 million for the first nine months of 2012 compared to $93.7 million for the first nine months of 2011. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Amortization	2012	2011	2012	2011
Income forecast	58.3%	50.8%	50.1%	46.9%
Straight-line	13.9%	12.1%	11.4%	18.2%
Total	72.2%	62.9%	61.5%	65.1%
The percentage of income forecast amortization to total seismic revenue increased between the 2012 and 2011 periods presented due to the mix of data being licensed. In all periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the third quarter and first nine months of 2012, 34% and 54%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 37% and 50% in the third quarter and first nine months of 2011, respectively. Amortization expense related to new data acquisition increased between the periods due to the higher level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $7.5 million between the first nine months of 2011 and 2012 due to the distribution of revenue among the various seismic surveys and because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the merger on February 14, 2007.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $4.8 million in the third quarter of 2012 compared to $7.6 million in the third quarter of 2011 and $20.6 million in the first nine months of 2012 compared to $23.1 million in the first nine months of 2011. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash SG&A expenses	$4,572	$7,511	$19,909	$22,508
Non-cash compensation expense	201	54	519	400
Non-cash rent expense	72	72	214	219
Total	$4,845	$7,637	$20,642	$23,127
The decrease in cash SG&A expenses of $2.9 million from the third quarter of 2011 to the third quarter of 2012 was primarily attributable to (i) a decrease of $2.9 million in annual cash incentive compensation expense due to our 2012 year-to-date cash EBITDA being lower than the established cash bonus targets for 2012 and (ii) a decrease of $0.4 million in non-recurring expenses related to severance costs. These decreases were partially offset by an increase of $0.4 million in various expenses associated with our increased acquisition activities.
The decrease in cash SG&A expenses of $2.6 million from the first nine months of 2011 to the first nine months of 2012 was primarily due to (i) a decrease of $2.9 million in annual cash incentive compensation expense and (ii) a decrease of $0.9 million in non-recurring expenses mainly related to severance costs. These decreases were partially offset by (i) an increase of $0.6 million in salaries and benefits due to merit increases on base salary and new hires, (ii) an increase of $0.2 million related to a long-term incentive compensation plan implemented in 2011 and (iii) an increase of $0.4 million in various other expenses.
The increase in non-cash compensation expense between periods was due to amortization associated with stock option issuances in May 2012.
Interest Expense, Net
Interest expense, net, was $7.3 million and $21.7 million in the third quarter and first nine months of 2012, respectively, compared to $7.2 million and $27.6 million in the third quarter and first nine months of 2011, respectively. The decrease in interest expense between the nine month periods was due to the repayment of $125.0 million of our 9.75% Senior Notes on July 1, 2011.
Other Income
During the nine months ended September 30, 2012 and 2011, we sold $0.2 million and $2.5 million, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received in all transactions.
The increase in other income of $0.5 million from the first nine months of 2011 to the first nine months of 2012 was primarily due to $0.4 million in cash dividends received from investments.
Income Taxes
Income tax expense (benefit) was $1.8 million in the third quarter of 2012 compared to $(1.1) million in the third quarter of 2011. The expense in the third quarter of 2012 was comprised of an expense of (i) $0.4 million related to our Canadian operations, (ii) $0.3 million in U.S. Federal taxes and (iii) $1.1 million in U.S. state taxes. The benefit in the third quarter of 2011 was comprised of a benefit of (i) $0.4 million related to our Canadian operations and (ii ) $0.7 million related to U.S. state taxes.
Income tax expense (benefit) was $5.3 million for the nine months ended September 30, 2012 compared to $(0.1) million for the nine months ended September 30, 2011. The expense for the first nine months of 2012 was comprised of an expense of (i) $3.8 million related to our Canadian operations, (ii) $0.3 million in U.S. Federal taxes, (iii) $1.1 million in U.S. state taxes and (iv) $0.1 million related to interest on uncertain tax positions. The benefit for the first nine months of 2011 was comprised of (i) a benefit of $0.3 million related to U.S. state taxes and (ii) an expense of $0.2 million related to interest on uncertain tax positions.
Our current estimate of Federal taxable income for the third quarter and first nine months of 2012 was offset against our net operating loss carryforward and the U.S. Federal tax expense recorded in 2012 related to our estimated alternative minimum tax liability as of September 30, 2012.
Liquidity and Capital Resources
As of September 30, 2012, we had $42.8 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. As of September 30, 2012, approximately $1.8 million of our cash was held by a foreign subsidiary which will be used to reinvest in our Canadian operations as our intent is to use this cash to, among other things, fund the operations of our Canadian subsidiary. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes.
In addition to the cash on our balance sheet, other sources of liquidity include our Credit Facility described below.
Credit Facility: On May 25, 2011 we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of our existing 9.75% Senior Notes. As of September 30, 2012, no amounts were outstanding under the Credit Facility and there was $20.0 million of availability.
9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. On July 1, 2011, we redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15. As of September 30, 2012, $275.0 million of the 9.75% Senior Notes remain outstanding.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $118.8 million and $64.4 million for the nine months ended September 30, 2012 and 2011, respectively. Operating cash flows for 2012 increased from 2011 primarily due to increased collections from our acquisition related receipts, lower interest payments on our 9.75% Senior Notes and lower income taxes paid.
Cash Flows from Investing Activities: Cash flows used in investing activities were $149.8 million and $102.1 million for the nine months ended September 30, 2012 and 2011, respectively. Cash expenditures for seismic data were $148.9 million and $102.7 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash invested in seismic data for 2012 compared to 2011 was primarily due to increased data acquisition activity in both the U.S. and Canada.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 and $14.6 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in financing activities was due to certain transactions that occurred in 2011. In the first nine months of 2011, we received a $125.0 million cash capital contribution by our parent, Seitel Holdings, Inc. ("Holdings"), in connection with the minority interest investment in Holdings by Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P., "Centerbridge") in May 2011. In addition, in 2011, we incurred expenses of $6.3 million in conjunction with our new Credit Facility and the Centerbridge transaction, paid $131.1 million in principal and premium payments on our 9.75% Senior Notes and made $2.0 million in principal payments on our 11.75% Senior Notes.
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
Deferred Taxes
As of September 30, 2012, we had a net deferred tax liability of $1.5 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $105.6 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of September 30, 2012, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $56,000 which was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the nine months ended September 30, 2012, capital expenditures for seismic data and other property and equipment amounted to $144.4 million. Our capital expenditures for the remainder of 2012 are presently estimated to be $56.2 million. The first nine months of 2012 actual and 2012 estimated remaining capital expenditures are comprised of the following (in thousands):

	Nine Months Ended September 30, 2012	Estimate for Remainder of 2012	Total Estimate for 2012
New data acquisition	$130,609	$53,191	$183,800
Cash purchases and data processing	9,339	1,961	11,300
Non-monetary exchanges	3,115	885	4,000
Property and equipment and other	1,371	129	1,500
Total capital expenditures	144,434	56,166	200,600
Less: Non-monetary exchanges	(3,115)	(885)	(4,000)
Changes in working capital	8,811	—	8,811
Cash investment per statement of cash flows	$150,130	$55,281	$205,411
Capital expenditures funded from operating cash flow are as follows (in thousands):

	Nine Months Ended September 30, 2012	Estimate for Remainder of 2012	Total Estimate for 2012
Total capital expenditures	$144,434	$56,166	$200,600
Less: Non-cash additions	(3,115)	(885)	(4,000)
Cash underwriting	(75,293)	(32,107)	(107,400)
Capital expenditures funded from operating cash flow	$66,026	$23,174	$89,200

As of November 5, 2012, we had capital expenditure commitments related to data acquisition projects of approximately $98.3 million, of which we have obtained approximately $58.9 million of cash underwriting and $2.3 million of underwriting from non-monetary exchanges. We expect approximately 50% of our $39.4 million committed net cash capital expenditures to be incurred in 2012 with the remainder being incurred in 2013.
Reconciliation of Non-GAAP to GAAP Financial Measures
We believe the allocation of cash resales between unconventional and conventional plays provides useful additional information about current trends in our operations. The tables below compare such non-GAAP information to information related to the most comparable GAAP measure, total revenue.

The following table reconciles cash resales to revenue recognized for 3D data located in unconventional plays for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unconventional 3D data cash resales	$12,222	$32,576	$47,861	$70,110
Other revenue components:
Acquisition revenue	24,955	14,672	78,364	49,701
Non-monetary exchanges	—	733	—	6,606
Revenue recognition adjustments	7,813	(1,813)	12,463	(3,407)
Unconventional 3D data total revenue	$44,990	$46,168	$138,688	$123,010

Percentage of total cash resales	79%	86%	62%	76%
Percentage of total revenue	87%	88%	82%	84%
The following table reconciles cash resales to revenue recognized for conventional 3D, 2D and offshore data for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Conventional 3D, 2D and offshore data cash resales	$3,290	$5,423	$29,949	$22,037
Other revenue components:
Acquisition revenue	148	—	202	—
Non-monetary exchanges	584	123	1,293	265
Revenue recognition adjustments	852	(718)	(4,604)	(1,362)
Conventional 3D, 2D and offshore data total revenue	$4,874	$4,828	$26,840	$20,940

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of September 30, 2012, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2012.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012 are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Unit Plan, dated July 24, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 25, 2012).

10.2	†
Third Amendment to Employment Agreement between Kevin P. Callaghan and Seitel, Inc., dated July 27, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current reports on Form 8-K/A, as filed with the SEC on August 6, 2012, and Form 8-K, as filed with the SEC on July 31, 2012).

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

SEITEL, INC.
Dated: November 8, 2012	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Dated: November 8, 2012	/s/ Marcia H. Kendrick
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
Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Unit Plan, dated July 24, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 25, 2012).

10.2	†
Third Amendment to Employment Agreement between Kevin P. Callaghan and Seitel, Inc., dated July 27, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current reports on Form 8-K/A, as filed with the SEC on August 6, 2012, and Form 8-K, as filed with the SEC on July 31, 2012).

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