Form 10-K
period 2012-12-31
SEITEL INC
filed 2013-02-22
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-10165
_______________________________________________
 SEITEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0025431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10811 S. Westview Circle Drive, Building C, Suite 100 Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)    (713) 881-8900
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at February 19, 2013 was zero. On February 19, 2013 there were a total of 100 shares of common stock outstanding.

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
PART I

Item 1. Business
General

We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of proprietary onshore and offshore geological data that we have accumulated since our inception in 1982. We believe our data library is the largest onshore three-dimensional (“3D”) database available for licensing in North America and includes leading positions in oil and liquids-rich unconventional plays.
As of February 2013, we own 37,350 square miles of onshore 3D data, consisting of 24,400 U.S. square miles (65%) and 12,950 Canadian square miles (35%). We have a leading market position in key geographies that benefit from the ongoing growth in North American unconventional onshore oil and gas activity. Approximately 46.7% of our onshore 3D library is comprised of data located in unconventional plays, and currently we have an additional 2,400 square miles of onshore 3D data in progress in those areas. Since 2008, we have embarked upon a campaign to acquire data in key unconventional plays, including oil-focused and liquids-rich North American plays such as the Eagle Ford/Woodbine and Niobrara/Bakken, where we own a combined 7,350 square miles of 3D unconventional data. Our library also includes data in other oil and liquids-rich plays including, in the U.S., Utica/Marcellus and Granite Wash (Panhandle Plays) and, in Canada, the Montney and Cardium. Including data in progress, we have grown our onshore 3D unconventional library by 12.3% compounded annually since the beginning of 2008.
Our business model is to acquire data selectively in geological formations that we believe will support drilling from a variety of oil and gas producers over an extended period of time. We design and manage new surveys and license them to initial clients which typically fund a significant portion (50% - 70%) of the total cost of each survey (referred to as “client underwriting”). Seitel owns 100% of the acquired data and licenses (“resells”) to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require minimal incremental cash costs, leading to a rapid payback period on new investments of typically less than three years and high returns thereafter. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 52% of our 2012 3D onshore resale revenue coming from data over five years old, including resales of data from vintages as early as 1994.

We believe that we have low fixed costs and a highly flexible operating model, as we do not own any seismic survey equipment or directly employ field personnel. Instead, we outsource those functions by contracting with third-party specialists, as required, in various facets of the data acquisition process in order to complete surveys to expand our data library. We also use sales commissions to create incentives for our sales force while matching our costs to our achieved sales. We believe this business model provides enhanced flexibility, allowing us to optimize our level of investment for the market environment and resulting in substantially lower cash flow volatility by enabling us to respond quickly to changes in demand and shifts in client geographic focus.
We serve a market which includes over 1,600 companies in the oil and gas industry. Our customers include large independent and major integrated oil and gas companies as well as small and mid-cap exploration and production companies. The importance of geological data in the exploration and development process drives demand for data in our library. Specifically, our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration and to optimize development and production of oil and gas reserves. Seismic data provides valuable insight for operators including a target zone's thickness, as well as faulting pattern complexity, helping with the design of horizontal drilling programs and minimizing the potential for uneconomic wells.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Solutions business unit, we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In each of fiscal 2012, 2011 and 2010, approximately 98% of our revenues were attributable to revenue generated from customers underwriting data acquisitions and revenue from licensing of seismic data. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note M to Notes to Consolidated Financial Statements for information about our revenue by geographical area.
We are a private company controlled by ValueAct Capital Master Fund, L.P. (“ValueAct”) and funds managed by affiliates of Centerbridge Partners, L.P. (“Centerbridge”). We are incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.
Description of Operations
Seismic Data
Oil and gas companies consider seismic data an essential tool in finding and exploiting hydrocarbons. Oil and gas companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or “stepout,” locations that would not otherwise be apparent. With the shift to unconventional plays, E&P companies now use seismic data in the unconventional plays as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. The cost of seismic data is less than 1% of the total cost of exploration for most projects, but provides substantial benefits to operators. 3D seismic data provides a graphic depiction of the earth’s subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than two-dimensional "2D" data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter’s ability to evaluate the probability of the existence and location of oil and gas deposits. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

Although we amortize our seismic data over a maximum period of four years, much of our seismic data has continued to generate licensing revenue past the amortization period. Assuming the data is sampled and gathered adequately in the field recording phase, it is amenable to re-evaluation and re-presentation multiple times, using new or alternate processing techniques or updated knowledge of the Earth model.

Management believes the level of resales from various vintages of our investment in seismic data is useful in order to assess the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2012, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2008	$63,142	52%	$439,197	66%
Investments 2008 through 2012	58,150	48%	223,101	34%
Total 3D onshore	$121,292	100%	$662,298	100%

(1)
Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the 2007 merger between Seitel Acquisition Corp. with and into Seitel, Inc. (the "Merger").

The following presents a reconciliation of resale revenue for 3D onshore to total revenue for the year ended December 31, 2012 (in thousands):

Total resale revenue – 3D onshore	$121,292
Other revenue components:
Other resale revenue (principally 2D and offshore)	6,239
Acquisition revenue	107,254
Solutions and other revenue	5,673
Total revenue	$240,458
The following presents a reconciliation of net historical investment for 3D onshore data (a non-GAAP financial measure) to net book value at December 31, 2012 (the most directly comparable GAAP financial measure) (in thousands):

Net historical investment in seismic data – 3D onshore	$662,298
Add:
Acquisition revenue – 3D onshore	694,780
Other seismic data investment (principally 2D and offshore)	384,803
Foreign currency translation	41,306
Seismic projects in progress	84,907
Fair value adjustment resulting from Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(1,850,289)
Net book value	$180,117
Data Library Overview
We believe our data library is the largest onshore 3D database available for licensing in North America. We have built our onshore 3D library over more than 20 years with approximately $1.5 billion in gross investments and we view our library as an asset that would be time- and cost-prohibitive for others to replicate. Approximately 46.7% of our onshore 3D library is comprised of data located in unconventional plays, and we currently have over 2,400 square miles of onshore 3D data in progress in those areas. We believe we are well positioned in oil-focused and liquids-rich plays such as the Eagle Ford/Woodbine, Niobrara/Bakken, Utica/Marcellus, Granite Wash (Panhandle Plays), Montney and Cardium with over 17,450 miles of data in unconventional areas.
Our library also consists of data targeted at conventional plays and shot before we embarked on our current strategy of targeting data from unconventional plays. We also own a library of 3D offshore data covering parts of the shelf and certain deep water areas in the Western and Central U.S. Gulf of Mexico. In addition, we own or manage approximately 1.1 million linear miles of 2D data concentrated primarily in North America, both onshore and offshore.

The following table describes our 3D seismic data library as of February 19, 2013:

	Completed Surveys		Surveys in Progress
3D Data Library	Square Miles(1)	Percentage of Subtotal	Square Miles (1)

Eagle Ford/Woodbine	4,750	19%	1,000
Niobrara/Bakken	2,600	11%	—
Haynesville	1,350	6%	—
Utica/Marcellus	400	2%	850
Granite Wash (Panhandle Plays)	300	1%	450
Conventional 3D	15,000	61%	—
Total U.S. Onshore	24,400	100%	2,300

Montney	3,750	29%	—
Cardium	3,250	25%	100
Horn River	1,050	8%	—
Conventional 3D	4,900	38%	—
Total Canada	12,950	100%	100

Total 3D Onshore	37,350	78%	2,400

U.S. Offshore	10,500	22%	—

Worldwide Total	47,850	100%	2,400

(1)Square miles reflect mileage net to our revenue interest.

Our data library is a highly valuable asset that has historically generated strong returns on capital. As of March 2012, the appraised value of our data library was $467.0 million. Since then, we have committed approximately $50.0 million net investment and $120.0 gross investment towards acquiring approximately 2,000 square miles of additional data. The technical and informational usefulness of our data has generally not declined over time. Demand for data is driven by the level and location of customer exploration and development activity and not the age of the data. Because of our positioning in favorable geographies and the long life of the data, there is significant built-in potential for repeat licensing of data at little or no marginal cost. The existing library is highly defensible as the customer's cost of licensing data is typically much lower than the cost of creating a new survey, thus there is little incentive for competitors to survey areas where we already have data.
Virtually all capital expenditures are additive to our library, as we have minimal true “maintenance” capital expenditure requirements. However, we estimate that approximately $25.0 million of net cash capital expenditures are required annually to offset declines in contribution from older data, depending on the areas in which customers are focusing their exploration and production activity. In 2012, we invested $87.5 million of net cash capital expenditures (defined as total capital expenditures net of client-funded cash underwriting and non-cash additions to the library) to grow our 3D data library and for 2013, our budgeted net cash capital expenditures are $60.0 million. We have $36.8 million net cash capital expenditures in our data acquisition backlog as of February 2013. In 2012, we completed approximately 2,800 square miles of 3D data that was added to our library. In 2013, we expect to add approximately 2,000 square miles to our library.
Onshore U.S. and Canada: Since 2008, our capital investment in both the U.S. and Canada has been focused on unconventional plays, initially in the shale gas areas and, since 2011, shifting towards oil-focused and liquids-rich objectives. These shifts in focus are made in accordance with the activity of our clients and our ability to serve them is an important component of our growth strategy.
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
Underwritten Data Acquisitions: We design and manage new seismic surveys that are specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may occasionally have a limited exclusivity period. We consider the contracts signed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while it is in progress or once it is completed is considered a resale license. All of our data acquisition activity during 2012 occurred in unconventional plays, primarily the Eagle Ford/Woodbine in Texas, Utica/Marcellus in Pennsylvania and West Virginia, Niobrara in Colorado, Granite Wash (Panhandle Plays) in North Texas and Oklahoma and both Montney and Cardium in Western Canada. All field work on these projects is outsourced to subcontractors. A significant percentage of the data processing for our U.S. projects is processed by our wholly-owned subsidiary Seitel Data Processing, Inc. Until 2012, all of the data processing for our Canadian projects had been outsourced to local subcontractors. In 2012, we formed an internal data processing group in Canada that began processing data acquired in Canada and will continue to undertake a high percentage of the processing work on our Canadian projects. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.
Cash Purchases: We purchase data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and that meet our investment criteria.
Non-Monetary Exchanges: We grant our customers a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer. The data that we receive is distinct from the data that is licensed to the customer. These transactions will tend to be for individual surveys or groups of surveys, rather than whole libraries. Occasionally, we also use non-monetary exchanges in conjunction with data acquisitions and cash purchases. In addition, we may receive advanced data processing services on selected existing data in exchange for a nonexclusive license to selected data from our library.
Value-Added Products: We create new products from existing seismic surveys in our library by extracting a variety of additional information from these surveys that was not readily apparent in the initial products. Opportunities to extract such additional information and create such additional products may result from information from secondary sources, alternative conclusions regarding the initial products and applying alternate or more complex processes to the initial products, or some combination of these factors. Additional products may include Pre-Stack Depth Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes, and Rock Property volumes. Typically, one or more customers will underwrite a portion of the direct cost involved in these products in exchange for a license or licenses to use the resulting data. Under such licenses, the customers may have exclusive access to the newly acquired data for a limited term. After this limited term of exclusivity, the data is added to our library for licensing to the industry on a non-exclusive basis. Work on these projects may be performed by our internal processing groups, outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist. We employ experienced geoscientists who design these value-added products and oversee the processing to ensure the quality and longevity of the data created.

Competitive Strengths
We believe we have the following competitive strengths:
Large and Diverse Data Library with Leading Market Position in Key Oil and Gas Producing Regions: We believe we have the largest onshore 3D seismic data library available for licensing in North America. Our onshore 3D library has been built through a gross investment of approximately $1.5 billion, $700 million net of underwriting, since 1994. Our data covers a diverse range of oil and gas producing regions in the United States and Canada and we believe it provides us with leading positions in oil and liquids-rich unconventional plays. As of February 2013, we have 17,450 square miles of unconventional 3D data, and all of our data acquisition backlog as of February 2013 is directed to oil and liquids-rich unconventional plays. We have grown our onshore 3D unconventional library by 12.3% compounded annually since the beginning of 2008, including surveys in progress. Moving forward, further development of existing plays as well as exploration of new unconventional plays, including the Mowry, Point Pleasant, Woodbine in the U.S. and Duvernay in Canada, represent areas of key growth potential.
The size and coverage of our seismic data library enables us to capitalize on the favorable trends in the North American oil and gas exploration market. Our competitive advantage is driven by our ability to:

•	Successfully bid for new seismic surveys that are in our areas of focus as a result of our knowledge of data return characteristics for similar data in our existing library;

•	Creatively market our data library with an innovative strategy, which includes tailoring licenses to meet our client's needs;

•	Generate client trust by delivering surveys on time that meet oil and gas client requirements particularly those clients that are early participants; and

•	Retain and grow valuable client relationships.

Significant Market Opportunity: We believe we are positioned to benefit from the expected long-term growth in North American onshore oil and gas exploration and production activity. Because of their favorable production economics, unconventional plays have attracted substantial long-term investment from high quality E&P companies, including major oil companies, large independents and national oil companies. Seismic data is critical to oil and gas exploration and development in unconventional plays since it provides a wealth of insight into the structure and properties of producing formations. Such insight enhances customers' ability to design efficient and productive horizontal drilling programs.
Continued improvement in technology is expanding the size of producible formations in the unconventional plays and making previously undeveloped plays economically viable for production. Many of these areas have little to no 3D data available, setting the stage for long-term future demand for our services and growth of our data library. Furthermore, many of our top acquisition and resale customers are active in the growing and emerging unconventional plays, positioning us for new survey opportunities with existing customers. We believe we are well positioned to acquire new data selectively in emerging unconventional plays where there is limited existing data. We are able to utilize our proprietary information gathering tools, expertise, customer relationships and insights gained from licensing activity in the existing library to identify and select surveys that have attractive return potential. In addition, several major North American resource plays, including the Eagle Ford, have emerged in areas that were historically targets for conventional production of oil and gas. In such areas, our existing library of data has generated substantial customer demand and allowed us to identify adjacent areas for further data acquisition.
With one of the largest onshore seismic data libraries in the active North American oil and natural gas basins, we have an established competitive position within this growing market. Since 1994, we have invested approximately $1.8 billion to build our data library. Over 80% of this investment has been in onshore 3D data. We believe that the current replacement cost of our seismic library significantly exceeds our original investment, and that our broad geographic coverage and strong presence in the active North American onshore oil and gas basins coupled with our domain expertise creates significant barriers to replication and a defensible market position. We believe competitors will generally not shoot over areas already in our library because it is not economically viable to do so.
Multiple Revenue Opportunities Lead to Strong Returns on New and Existing Data: We derive revenue from the non-exclusive licensing of our data. Importantly, data within our library can be licensed on a non-exclusive basis multiple times over a span of many years. Several factors lead to multiple licensing of our data which drives high returns on our investments over time. An area captured by a 3D survey may have multiple mineral holders within a particular stratigraphic layer as well as vertically across layers. Also, new oil and gas field discoveries, new drilling technologies and pipeline and oil and gas infrastructure expansion can cause renewed exploration activity in a previously assessed surrounding area. Due to the capital intensive nature of developing unconventional plays, many oil and gas companies seek partners to share in the cost of development and these partners will often need to purchase licenses for their own use. In addition, merger and acquisition activity often requires re-licensing of data following a change in field ownership. Moreover, prospective developers and investors without mineral rights may seek our data.
Our payback on investments in unconventional plays has been very short and we have proven our ability to license onshore data for extended periods after creation. For the year ended December 31, 2012, 52% of total resale revenue for 3D onshore data came from data acquired before 2008, and we are still reselling data from 1994, our first onshore 3D onshore vintage year. For new data, we have a rapid payback period of less than three years on average, with annual returns on investments averaging approximately 38% in the first three years of an investment.
Ability to Adjust Quickly to E&P Industry Cycles: Our variable operating structure allows us to curtail overhead costs quickly during cyclical downturns in the industry, and most of our capital expenditures are discretionary additions to our seismic data library with significant underwriting commitments from customers. During the downturn in 2008 and 2009, because we had no fixed overhead costs related to maintaining seismic equipment or crews and because of our commission-based, bonus-centric employee compensation structure, we were able to reduce cash operating expenses by approximately 30%. Also from 2008 to 2009, we were able to react quickly to reduce net cash capital expenditures. As distinct from our business model, the majority of seismic companies own and operate seismic equipment and crews, creating fixed operating expenses and less flexible cost structures.
We operate with a low cost structure by maintaining an efficient base of assets and employees. We do not own seismic acquisition equipment or employ seismic acquisition crews, but engage, as required, third-party contractors with qualified equipment to shoot new data. In addition, the majority of our capital expenditures for data acquisitions are discretionary. We believe this minimizes ongoing capital requirements and results in substantially less volatility in cash flows by enabling us to respond quickly to changes in demand. In addition, the creation of new surveys provides cost-effective growth opportunities since we impose strict capital investment thresholds with targeted underwriting levels averaging 60% to 65% and typically do not start work on new acquisition programs without an underwriting commitment. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer's underwriting obligation. For the years 2012, 2011 and 2010, we achieved 61%, 56% and 68% average underwriting levels, respectively, for new seismic acquisition projects.
Seismic Data Has an Attractive Value Proposition Among Our Blue Chip Customer Base: Our data is critical to oil and gas exploration and development activity. Understanding geological structure maximizes production and returns on client investments; however, seismic data purchases represent a small fraction of total drilling and completion costs, generally less than 1%. Our customer base ranges from some of the largest independent oil companies in the world to small, single-basin E&P companies, with very little customer concentration. As we have grown our presence in unconventional plays, our customer base has shifted towards larger producers, which are better positioned to maintain a consistent seismic spending plan. In addition, our revenue stream remains highly diversified. No single customer accounted for more than 10% of revenue for 2010 or 2012, while in 2011 our top customer accounted for approximately 11% of revenue. Cumulatively over our three most recent fiscal years, our top customer represents 6.7% of our total revenue.
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
Experienced Management Team: Our senior management team is comprised of individuals with an average of over 30 years of relevant experience. Robert Monson, our President and CEO has over 28 years of industry experience, while Marcia Kendrick, our CFO, joined us in 1993 and has over 22 years of industry experience. Kevin Callaghan, our Chief Operating Officer, joined Seitel in 1995 and has over 40 years of relevant industry experience. Our expertise is in the selection, design and management of seismic surveys. We also believe we maintain the largest sales and marketing group in the industry.
Corporate Strategy
Underwritten Data Acquisitions: We add data to our library primarily by contracting with third-party specialist service providers to create new subsurface geological data, which we design and own. Typically, one or more customers will underwrite or fund a significant portion of the direct cost of a seismic survey in exchange for a license or licenses to use the resulting data. The relatively high level of underwritten acquisition costs, typically 50-70% of the cost of the survey, lowers our initial capital requirements and enhances our return on investment. We will maintain a disciplined return on investment approach to operating and capital expenditures. We only intend to pursue new acquisition projects if we believe that conditions exist for repeated licensing of the same data over an extended period of time. We typically seek significant underwriting commitments before undertaking new acquisition projects as underwriting levels are generally a predictor of long-term demand for seismic data. We target an average of 60% to 65% underwriting level for all new seismic acquisition projects on an aggregate basis. For the years 2012, 2011 and 2010, we achieved 61%, 56% and 68% average underwriting levels, respectively, for new seismic acquisition projects. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area.
Seitel owns 100% of acquired data and licenses (or “resells”) it to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require minimal incremental cash costs, leading to a rapid payback period on new investments of typically less than three years, with high returns thereafter. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 52% of our 2012 3D onshore resale revenue coming from data over five years old, including resales of data from vintages as early as 1994.
Provide Value to Customers through Deep Industry Knowledge and Technical Expertise: As a provider of multi-client data services, we deliver value to our clients through several aspects of our business. Our extensive expertise and local intelligence in designing and managing surveys is not generally available to our client base. We also create value-added products from the data in our library, primarily by applying complex imaging technology, such as complex depth imaging. These value-added products enhance the useful information that can be extracted from a given data set. As a large onshore data library owner, we have an existing data “footprint,” often providing further cost efficiencies and higher-quality data for new surveys. Clients are disposed to underwrite our surveys as the cost to license multi-client data is significantly less than the cost to commission a proprietary survey. Finally, our clients maintain anonymity both within the local community and amongst competitors through contracting with Seitel.
Continue to Grow and Increase Library Footprint in Unconventional Plays: We focus our data acquisition efforts on oil and natural gas producing areas that we believe are well suited to benefit from current and emerging trends in the E&P industry. In 2008, we began making strategic investments in unconventional plays which substantially contributed to our cash resales in 2010, 2011 and 2012. We have expertise and data in key unconventional plays including the Eagle Ford/Woodbine, Niobrara/Bakken, Utica/Marcellus, Granite Wash (Panhandle Plays), Montney and Cardium. We work closely with our customers to determine specific areas of interest and future investment and, when suitable, grow with them into emerging unconventional plays. We believe our leading position in many unconventional plays, compared with our competitors, positions us to continue to be the seismic data provider of choice in these plays. Including data in progress, we have grown our onshore 3D unconventional library by 12.3% compounded annually since the beginning of 2008, an average increase of 1,615 square miles per year.
Expand Library in a Disciplined and Cost-effective Way: The substantial majority of our library additions come from new seismic data creation. We also grow our data library through cash purchases of existing seismic data, non-monetary data exchanges and new value-added products created from existing data. The decision to make capital investments is weighed against the estimated length of the payback period and projected return on capital. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in our library as we believe that there is greater value in contiguous data, or close concentrations of surveys in a single area. We believe the continued expansion of North American onshore oil and gas activity provides a substantial white space opportunity for new data acquisition, and we use proprietary information tools and apply our management expertise to select among our pipeline of new survey opportunities. We typically pursue a new acquisition project only if it has a significant underwriting commitment from our customers and if we believe that conditions exist for repeated licensing of the data over an extended period of time. We are thorough in our evaluation of survey opportunities and are selective in adding prospective surveys to our pipeline and therefore not all surveys will meet our return requirements.
Leverage Internal Geophysical and Operations Management Expertise while Outsourcing Lower Margin Services: Our strong geophysical, technical and field operating management expertise is essential in maintaining our leadership through our ability to design surveys with attractive return potential and manage their creation. We will continue to outsource the non-core, fixed-cost intensive services, including surveying, permitting and data capture involving field equipment and crews. This strategy enables us to select vendors that we believe offer the best price, equipment and skill sets for a particular environment, geographical location or geophysical objective and provides us with access to state-of-the-art equipment and emerging technologies. We believe this operating model also gives us the flexibility to control costs to respond appropriately to changing market conditions, thus contributing to more stable performance.

Maintain a Strong Balance Sheet and Ample Liquidity: We believe a strong balance sheet and ample liquidity are critical elements to positioning the business for future growth given the substantial market opportunity. We intend to fund data acquisitions with the cash flow generated from operations.
Industry Overview
Overview of Seismic Data: Oil and gas companies consider seismic data an essential tool in finding and exploiting hydrocarbons. Companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success. Further, seismic data analysis can increase recoveries of reserves from existing, mature oil fields by optimizing the drilling location of development wells and by revealing additional, or “step-out,” locations that would not otherwise be apparent. Historically, seismic data was tied to exploration capital expenditures, which are significantly more volatile, as E&P companies used seismic data to increase the success rate of discovering hydrocarbon deposits. With the shift to unconventional plays, E&P companies now use seismic data in unconventional plays as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. Therefore, seismic data is increasingly tied to relatively stable development capital expenditures. The cost of seismic data is less than 1% of the total cost of drilling and completion for most projects, but provides substantial benefits to operators, including minimizing potential for uneconomic wells.
Drivers of Ongoing Demand for Seismic Data: There are many drivers which cause seismic data to be licensed repeatedly by different customers over a long time period, including fractured mineral positions, stratified mineral interests, partnerships, lease and option turnover, correlation to well analogs, commodity pricing, improvements in data processing techniques and developments in drilling and production technology.
Additionally, the explosion of activity in unconventional plays has generated opportunities for further resales of data that was created in the search for conventional resources. For example, in Texas we have a number of surveys that were initially created for the Austin Chalk or the Central Edwards Reefs but are ideally positioned for Eagle Ford applications. Similarly in British Columbia, our surveys in conventionally-directed areas later proved ideally positioned for applications in the Montney formation.
Increased M&A activity, including joint ventures, also generates increased licensing fees for seismic data providers. Licenses to seismic data are generally structured such that they do not transfer in the case of a change of control and they are not accessible to partners. Both circumstances require additional payments for new licenses.
Long-Term Growth Trend in North American Oil and Gas Production: The emergence of shale and other unconventional plays has brought about fundamental changes for the North American E&P industry, which we believe is driving a favorable long-term outlook for seismic data demand. Because of advancements in horizontal drilling and fracturing technologies, unconventional plays are more economically viable at lower commodity prices than most conventional basins in North America, which has led to a resurgence in North American production of oil and natural gas. According to Wall Street research, E&P spending in North America is expected to grow 6% compounded annually through 2016, having grown 7% compounded annually between 2006 and 2012.
The majority of land drilling activity in North America in 2012 was focused on areas with oil and liquids-rich hydrocarbons, with oil directed rigs representing approximately 75% of the activity at the end of 2012. The focus on oil and liquids-rich activity is expected to continue in 2013 in North America. Drilling activity in dry gas areas continues to be depressed until demand and gas prices strengthen.
The Energy Information Administration (“EIA”) expects a loosening of world oil markets over the next two years. Based on the EIA’s Short-Term Energy Outlook dated January 8, 2013, world oil consumption grew by an annual average of 0.9 million barrels per day in 2012. This growth is expected to remain about the same in 2013 before increasing to 1.3 million barrels per day in 2014 due to a moderate global economic recovery. The EIA expects that global supply will increase by 1.0  million barrels per day in 2013 and 1.7 million barrels per day in 2014, which will more than offset higher global consumption. The report states that most of this increase in supply will come from outside the Organization of the Petroleum Exporting Countries (OPEC), with North America accounting for much of the growth. Based on its January 8, 2013 report, the EIA predicts the price of West Texas Intermediate crude oil to average about $90 per barrel in 2013 before increasing to an average of $91 per barrel in 2014, as compared to the average of $94 in 2012.
In this same report, the EIA projects that total U.S. natural gas consumption in 2013 and 2014 will be relatively unchanged from 2012. The EIA expects U.S. production growth to continue in 2013 and 2014, largely driven by onshore production in unconventional areas. The EIA expects natural gas working inventories to remain at high levels, after setting a record high in November 2012. The EIA predicts that natural gas spot prices will gradually rise but remain relatively low through 2014, with an average of $3.74 per million British thermal units (MMBtu) in 2013 and $3.90 per MMBtu in 2014 as compared to the average of $4.00 per MMBtu in 2011 and $2.75 per MMBtu in 2012.

Continued improvement in technology is expanding the size of producible formations in the unconventional plays and making previously undeveloped plays economically viable for production. There are multiple new unconventional plays emerging in North America which are becoming increasingly economical to develop.
Early activity in the unconventional plays was concentrated in shale gas areas such as the Barnett, Woodford and Fayetteville. Increased confidence in the industry's ability to extract gas from unconventional plays such as these led to a dramatic increase in the number of exploration and production companies participating in new plays, such as the Eagle Ford, Haynesville, Marcellus, Southern Montney and Horn River. Strong oil and natural gas liquids prices, along with increased sophistication of simulation and extraction techniques, drew industry attention towards oil-weighted unconventional plays, such as the Upper Eagle Ford/Woodbine, Utica, Niobrara/Bakken, Granite Wash (Panhandle Plays), Northern Montney and Cardium with several additional plays emerging, including Mowry and Point Pleasant in the U.S. and Duvernay in Canada. Continued development of extraction techniques and increased geological understanding of the targets has also led to the expansion of the areal extent of the active unconventional plays as well as additional prospective plays. The area defined by these plays, along with the pace of defining additional ones presents a tremendous opportunity for creating new 3D seismic programs. The majority of the land on which these new plays are located has little to no 3D data available which is expected to create significant demand over the mid- to long-term. Further exploration and development within known plays is also expected to generate demand for our existing library as well as for new surveys.
Seitel Uniquely Positioned to Benefit from Growth in North American Production: We believe the use of 3D seismic data will continue to be an important part of oil and gas companies' exploration and development spending as they are continually looking to reduce drilling risk, decrease oil and natural gas finding costs and increase the efficiencies of reservoir location, delineation, completion and management. In addition, we believe that seismic data is an essential component of oil and gas production activity in the unconventional plays. Seismic data can provide a wealth of insight into the targeted resource, including areal extent, depth, thickness, faulting patterns and a number of complex rock properties. Such insights enhance our customers' ability to design efficient and productive horizontal drilling and fracking programs. Understanding these unique features is critical for our customers as they develop their horizontal drilling plans, which can result in lateral drilling that reaches over one mile in each direction.
The continued expansion of exploration and production activity in North America has revealed objectives in areas where little seismic data had previously existed, such as Utica/Marcellus, as well as areas where we had extensive existing data available, such as Eagle Ford/Woodbine and Montney. In either case, we have utilized our unique industry position to generate cash resales from existing data as well as acquire new, high-return surveys. Continued growth in North American production will enable us to generate further returns on its existing library as well as provide numerous opportunities for new data acquisition.
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

Licenses generally are granted for cash, payable within 30 days of invoice, although we occasionally permit a customer to make an initial payment upon inception of the license followed by periodic payments over time, usually not more than 12 months. Some licenses provide for additional payments to us if the licensee acquires additional mineral leases, drills wells or achieves oil or gas production in the areas covered by the licensed data.
Fundamental to our business model is the concept that once seismic data is created it is owned by us and added to our library for licensing to customers in the oil and gas industry on a non-exclusive basis. Since the data is a long lived asset, such data can be licensed repeatedly and over an extended period of time to different customers at the same time.
Backlog
At February 19, 2013, we had capital expenditure commitments related to data creation projects of approximately $103.0 million of which we have obtained approximately $66.3 million of underwriting. We anticipate that the majority of this backlog will be recognized over the next 12 months. This is compared to capital expenditure commitments at March 7, 2012 of $165.7 million with underwriting of approximately $100.9 million.

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
Customers
We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap exploration and production companies and private prospect generating individuals. During the years ended December 31, 2012 and 2010, no one customer accounted for more than 10% of revenue. One customer accounted for approximately 11% of our revenue during the year ended December 31, 2011. We believe that the quality of our data, the breadth of its coverage in the major active North American basins and our longstanding commitment to client service enables us to attract top-tier clients. Because we do not acquire data speculatively, strategic relationships with our customers have been and will continue to be critical to our growth. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.
Competition
The creation and licensing of seismic data is competitive. Customers consider several factors, including location of data, price, technological expertise and reputation for quality and dependability, when choosing a service provider. There are a number of geophysical companies that create, market and license seismic data and maintain seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are CGG; Geokinetics, Inc.; Global Geophysical Services, Inc.; Pulse Seismic Inc.; Seismic Exchange, Inc. (a private company based in New Orleans, Louisiana); TGS Nopec; and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.
Regulation
Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental and health and safety laws. We invest financial and managerial resources to comply with these laws and related permit requirements. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. In addition, failure to timely obtain required permits may result in delays in acquiring new data for our data library or cause operating losses. Because these laws and our business may change from time to time, we cannot predict the future cost of complying with these laws, and expenditures to ensure our compliance could be material in the future. Modification of existing laws or regulations or adoption of new laws or regulations limiting exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data. Specifically, hydraulic fracturing has become the subject of increased regulation due to public concerns that the practice may adversely affect drinking water supplies, increase emissions of perceived greenhouse gases, and/or adversely affect local communities. The adoption of legislation or regulations imposing reporting obligations or placing restrictions on hydraulic fracturing activities could burden operators and adversely affect the production of crude oil and natural gas, which would, in turn, adversely affect our revenues and results of operations by decreasing the demand for our seismic data and related services. For more information on hydraulic fracturing, see "Risk Factors" beginning on page 14.
Seasonality and Timing Factors
Our results of operations fluctuate from quarter to quarter due to a number of factors. Our results are influenced by oil and gas industry capital expenditure budgets and spending patterns. These budgets are not necessarily spent in equal or progressive increments during the year, with spending patterns affected by individual oil and gas company requirements as well as industry-wide conditions. In addition, under our revenue recognition policy, revenue recognition from data licensing contracts is dependent upon, among other things, when the customer selects the data or when the data becomes available for delivery. As a result, our seismic data revenue does not necessarily flow evenly or progressively during a year or from year to year. Although the majority of our data licensing transactions provide for fees to us of under $750,000 per transaction, occasionally a single data license transaction from our library, including those resulting from the merger and acquisition or property sales activity of our oil and gas customers, may be substantially larger. Such large license transactions, the completion and delivery of data or an unusually large number of, or reduction in, data selections by customers can materially impact our results during a quarter, creating an impression of a revenue trend that may not be repeated in subsequent periods. In our data creation activities, weather-related or other events outside our control may impact or delay surveys during any given quarter.
Employees
As of December 31, 2012, we and our subsidiaries had 128 full-time employees, including six executive officers, 18 marketing staff and 38 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.
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

RISKS RELATED TO OUR BUSINESS
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
Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, proppants (typically sand) and chemicals are injected under pressure into subsurface formations to stimulate gas and oil production. Due to public concerns that hydraulic fracturing may adversely affect drinking water supplies, increase emissions of perceived greenhouse gases, and/or adversely affect local communities (e.g., through increased truck traffic), hydraulic fracturing has become the subject of opposition by certain environmental groups, the subject of additional private and government studies, and the subject of increased regulation. A bill known as the Fracturing Responsibility and Awareness of Chemicals Act (the “FRAC Act”) was introduced in the 111th U.S. Congress and re-introduced in the 112th U.S. Congress, but was not enacted. If re-introduced and enacted by the 113th U.S. Congress, the FRAC Act would amend the Safe Drinking Water Act to require the energy industry to disclose the chemical additives used in hydraulic fracturing fluid, thus repealing an existing exemption for most hydraulic fracturing wells and imposing additional regulations on such wells. The U.S. Environmental Protection Agency (“EPA”) has published a draft guidance document suggesting new permitting requirements under its underground injection control program for those wells where diesel is used in hydraulic fracturing, announced plans to develop standards for discharges of hydraulic fracturing wastewaters, adopted air standards for certain hydraulic fracturing operations, which require the use of “reduced emission completion” technology, and announced plans to solicit public comment on a possible federal reporting requirement for fluids used in hydraulic fracturing pursuant to the Toxic Substances Control Act. Separately, the U.S. Department of the Interior has proposed new rules for hydraulic fracturing on public lands that would address disclosure of chemicals used in the process, wellbore integrity and handling of flowback water. Aside from these federal initiatives, several state and local governments have moved to require disclosure of fracturing fluid components or otherwise to regulate their use more closely, including through limiting where and how hydraulic fracturing wells may be installed. In certain areas of the country (e.g., the State of New York and within the Delaware River Basin), new drilling permits for hydraulic fracturing have been put on hold pending development of additional standards. Some municipalities have banned hydraulic fracturing. The EPA is currently undertaking a research study to investigate any potential adverse impact that hydraulic fracturing may have on water quality and public health. The study results are expected to be available no earlier than 2014. If the EPA study results demonstrate that hydraulic fracturing adversely impacts water quality or public health, the study results could prompt the U.S. Congress, EPA, other federal agencies, and/or state and local governments to impose additional restrictions on where and how hydraulic fracturing is permitted. Adoption of legislation or regulations imposing reporting obligations or placing restrictions on hydraulic fracturing activities could adversely affect the number of new hydraulic fracturing wells installed, impose operational delays and/or increase operating costs and additional regulatory burdens on operators, which could reduce their production of crude oil and natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the demand for our seismic data and related services.
Economic conditions could adversely affect demand for our seismic data and related services and may increase our credit risk of customer non-payment.
Prices for oil and natural gas have been volatile. Commencing in late 2008, commodity prices for oil and natural gas declined significantly. Crude oil prices recovered during 2010 while natural gas prices improved but continue to be low. A return to lower crude oil prices and continuing low natural gas prices could result in many oil and gas companies significantly reducing their levels of capital spending, which could result in reduced demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced. Lower commodity prices could also result in decreases in our customers’ liquidity and capital resources which could increase our credit risk of non-payment from such customers.
We are dependent on the availability of internally generated cash flow and financing alternatives to cover the costs of acquiring and processing seismic data for our data library that are not underwritten by our customers.
We continue to invest additional capital in acquiring and processing new seismic data to expand our data library and as our business grows, we expect these investments to increase. A significant portion of these costs is underwritten by our customers, while the remainder is financed through the use of internally generated cash flow and other financing sources. We may use bank or commercial debt, the issuance of equity or debt securities or any combination thereof to finance these costs. There can be no assurance that our customers will continue to underwrite these costs at historical levels, or that we will have available internally generated funds or will be successful in obtaining sufficient capital through additional financing or other transactions, if and when required on terms acceptable to us, to continue to invest in acquiring new seismic data. Any substantial alteration of or increase in our capitalization through the issuance of debt securities may significantly increase our leverage and decrease our financial flexibility. If we are unable to obtain financing if and when needed, we may be forced to curtail our business objectives and to finance business activities with only internally generated funds as may then be available.
Our working capital needs are difficult to forecast and may vary significantly, which could require us to borrow under our existing revolving credit facility and/or seek additional financing that we may not be able to obtain on satisfactory terms, or at all.

Our working capital needs are difficult to predict with certainty as they fluctuate from quarter to quarter based on the level of activity of our business. This difficulty is due primarily to the timing of our projects, our clients' budgetary cycles and our receipt of payment. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to borrow under our existing revolving credit facility and/or seek additional financing sources. Restrictions in our debt agreements may impair our ability to borrow under our existing revolving credit facility and/or obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.

We have invested, and expect to continue to invest, significant amounts of money in acquiring and processing seismic data for our seismic data library without knowing precisely how much of this seismic data we will be able to license or when and at what price we will be able to license such data.

We invest significant amounts of money in acquiring and processing seismic data for our seismic data library. By making such investments, we are exposed to the following risks:

•
We may not fully recover our costs of acquiring and processing seismic data through future licensing of data that we own. The amounts of these data sales are uncertain and depend on a variety of factors, many of which are beyond our control.

•
The timing of these sales is unpredictable and can vary greatly from quarter to quarter. The costs of each survey are capitalized and then amortized over the expected book life of the data. This amortization will affect our earnings and when combined with the sporadic nature of sales, will result in increased earnings volatility.

•
Regulatory changes that affect companies' ability to drill, either generally or in a specific location where we have acquired seismic data, could materially adversely affect the value of the seismic data contained in our library. Technology changes could also make existing data sets less desirable or obsolete.

•	The value of our data could be significantly adversely affected if any material adverse change occurs in the general prospects for oil and gas exploration, development and production activities.

•
The cost estimates upon which we base our pre-commitments of funding could be incorrect, which could result in losses that have a material adverse effect on our financial condition and results of operations.

•	Underwriting commitments of funding are subject to the creditworthiness of our clients. In the event that a client refuses or is unable to pay its commitment, we could lose a material amount of money.

We rely on developing and acquiring proprietary data which we keep confidential.

To protect the confidentiality of our proprietary and trade secret information, we require employees, consultants, contractors, advisors and collaborators to enter into confidentiality agreements. Our customer data license agreements and acquisition agreements also identify our proprietary, confidential information and require that such proprietary information be kept confidential. While these steps are taken to strictly maintain the confidentiality of our proprietary and trade secret information, it is difficult to ensure that unauthorized use, misappropriation or disclosure will not occur. If we are unable to maintain the secrecy of our proprietary, confidential information, we could be materially adversely affected.

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion (approximately 50% - 70%) of our seismic acquisition project costs, including third-party project costs, are underwritten by our customers. We target an average of 60% to 65% underwriting levels for new seismic acquisition projects on an aggregate basis. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer’s underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

We rely on third-party contractors to shoot new data.

We do not employ seismic crews or own any seismic survey equipment but contract, as needed, multiple third-party contractors with qualified equipment, personnel and expertise to shoot new data. However, any failure by these third-party contractors to meet the requisite industry quality, safety and environmental standards may result in our liabilities to third parties and have a material adverse effect on our business, reputation, financial condition and results of operations. Moreover, if we fail to retain our third-party contractors or obtain replacements on favorable terms or at all, our business and operating results may be materially and adversely affected.

We may be held liable for the actions of third-party contractors.

We often engage a number of third-party contractors to perform specific services and provide products and qualified personnel in connection with our operations. There can be no assurance we will not be held liable for the actions or inactions of these contractors. In addition, contractors may cause damage or injury to our personnel and property or third-party personnel or property, that is not fully covered by insurance.

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

Our operating results and cash flows from operations have in the past, and may in the future, vary in material respects from period to period. Factors that have and could cause variations include (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers’ budgetary cycles and their effect on the demand for geophysical products and services, (3) seasonal factors, (4) the timing of sales of licenses and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern and (5) technological or regulatory changes. These revenue fluctuations could produce unexpected adverse operating results in any period.

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
Our success also depends to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Senior executives, which include our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, President of Seitel Data, Ltd. and President of Olympic Seismic Ltd., have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Our inability to attract and retain key management personnel could have a material adverse effect on our ability to manage our business properly.
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
Failure to comply with laws, regulations, permits, and Indian First Nations protocol may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Additionally, these laws and regulations may change as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and services and, therefore, may impact our results of operations or increase our liabilities. Current and future laws, regulations and policies concerning perceived greenhouse gas emissions and the use of renewable energy sources rather than fossil fuels could adversely impact the operations of our customers. Changes in these and other laws and regulations or additional regulation could cause the demand for our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase, which could adversely affect our business.
Technological changes not available to us could adversely affect our business.
New data acquisition or processing technologies may be developed. New and enhanced products and services introduced by one of our competitors may gain market acceptance and, if not available to us, may adversely affect us.

Our internal controls for financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.
Our Chief Executive Officer and Chief Financial Officer evaluate on a quarterly basis our internal controls for financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and to confirm that appropriate corrective action, including process improvements, are being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls for financial reporting and our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
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

RISKS RELATED TO OUR INDEBTEDNESS

Our level of indebtedness could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

As of December 31, 2012, we had approximately $278.1 million of total outstanding indebtedness, including $3.1 million of capital leases. In addition, we have $20.0 million available for borrowing under our revolving credit facility, none of which was drawn at December 31, 2012. Our 2013 consolidated annual debt service requirements are expected to aggregate approximately $27.3 million. We may also incur additional indebtedness in the future.
Our level of indebtedness could have negative consequences to us, including:

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

•	our vulnerability to general economic downturns and adverse industry conditions could increase;

•	our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited;

•	our amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•	our customers may react adversely to our significant debt level and seek or develop alternative licensors or suppliers;

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

Our level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development and other general corporate or business activities, including future acquisitions.
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
The indenture governing our $275.0 million aggregate principal amount of 9.75% senior notes due 2014 ("the 9.75% Senior Notes") contains a number of restrictive covenants which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices, warehouse space and storage. We maintain domestic marketing offices in Denver, Colorado; Irving, Texas; New Orleans, Louisiana and Oklahoma City, Oklahoma. We recently opened data processing and marketing offices in Pittsburgh, Pennsylvania. We also lease office and warehouse space in two separate locations in Calgary, Alberta, Canada, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.
The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

	Approximate
	Square
Location	Footage	Use	Owned/Leased
Houston, Texas	80,125	Administrative; Financial; Marketing; Operations; Warehouse	Leased
Denver, Colorado	1,513	Marketing	Leased
Irving, Texas	610	Marketing	Leased
New Orleans, Louisiana	364	Marketing	Leased
Oklahoma City, Oklahoma	234	Marketing	Leased
Pittsburgh, Pennsylvania	290	Marketing; Data Processing	Leased
Calgary, Alberta, Canada	14,909	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada (a)	23,270	Not currently utilized. The lease on this facility terminates in May 2013.	Leased
Calgary, Alberta, Canada	42,985	Warehouse	Leased

(a)	We have subleased 11,635 square feet of this office space to a third party through the end of our lease term.

Item 3. Legal Proceedings
We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to our financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2012, we have recorded the estimated amount of potential exposure we may have with respect to litigation and claims. Such amounts are not material to the financial statements.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity
Market Information
Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2012, there was one holder of record of our 100 shares of common stock, $0.001 par value.
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

Item 6. Selected Consolidated Financial Data

The following table summarizes certain historical consolidated financial data of Seitel and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein (in thousands, except shares).

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue	$240,458	$218,008	$175,556	$115,345	$172,403
Expenses and costs:
Depreciation and amortization	139,754	142,963	175,592	150,199	168,629
Impairment of intangible asset	—	—	—	—	225
Cost of sales	464	100	97	290	462
Selling, general and administrative	29,088	31,649	31,831	25,090	36,316
Merger	—	—	—	—	357
	169,306	174,712	207,520	175,579	205,989
Income (loss) from operations	71,152	43,296	(31,964)	(60,234)	(33,586)
Interest expense, net	(29,011)	(34,767)	(40,536)	(40,696)	(40,017)
Foreign currency exchange gains (losses)	681	(726)	441	1,008	(4,059)
Loss on early extinguishment of debt	—	(7,912)	—	—	—
Gain on sale of marketable securities	230	2,467	4,188	—	—
Other income	780	250	446	151	40
Income (loss) before income taxes	43,832	2,608	(67,425)	(99,771)	(77,622)
Provision (benefit) for income taxes	6,782	392	(4,008)	(2,974)	(3,548)
Net income (loss)	$37,050	$2,216	$(63,417)	$(96,797)	$(74,074)

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$61,891	$74,894	$89,971	$26,270	$42,678
Seismic data library, net	180,117	120,694	106,104	200,389	279,257
Total assets	550,744	500,330	491,009	522,019	643,825
Total debt	278,142	278,256	405,604	405,732	405,499
Stockholder’s equity (deficit)	150,358	109,840	(7,022)	46,361	115,785
Common shares outstanding	100	100	100	100	100

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.
Overview
General
Our products and services are used by oil and gas companies to assist in oil and gas exploration and development of hydrocarbon reserves. Historically, seismic data was tied to exploration capital expenditures as exploration and production ("E&P") companies used seismic data to increase the success rate of discovering hydrocarbon deposits. With the shift to unconventional plays, E&P companies now use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We own an extensive library of onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.
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
Our clients continue to seek our services to create data in the United States and Canada. On February 19, 2013, our clients' commitment for underwriting on new data creation projects was $66.3 million. Licensing data “off the shelf” does not require the longer planning and lead times like new data creation and thus is more likely to fluctuate quarter to quarter.
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

North America Drilling Activity: Drilling activity has shifted to areas with liquids-rich hydrocarbons, such as the Eagle Ford/Woodbine, Niobrara/Bakken and Utica/Marcellus in the U.S. and Montney and Cardium in Canada with several emerging plays, including the Granite Wash (Panhandle Plays), Sussex, Mowry and Point Pleasant in the U.S. and Duvernay in Canada. Horizontal drilling rigs in oil and liquids-rich areas have leveled off in recent months due to drilling efficiencies and weaker crude oil prices, while activity in dry gas areas continues to be depressed until demand and gas prices strengthen.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash resales	$136,234	$134,497	$137,605
Other revenue components:
Acquisition underwriting revenue	107,254	77,406	40,500
Non-monetary exchanges	1,554	7,609	4,678
Revenue recognition adjustments	(10,257)	(5,856)	(11,005)
Solutions and other	5,673	4,352	3,778
Total revenue	$240,458	$218,008	$175,556

Cash EBITDA
Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, plus gains on sales of marketable securities and cash distributions from investments obtained as part of licensing our seismic data, less cost of goods sold and cash selling, general and administrative expenses (excluding non-recurring corporate expenses such as severance and legal, financial and other expenses related to corporate and strategic transactions).
The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, operating income (loss) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash EBITDA	$115,347	$112,031	$117,252
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	107,254	77,406	40,500
Non-monetary exchanges	1,554	7,609	4,678
Revenue recognition adjustments	(10,257)	(5,856)	(11,005)
Solutions non-cash revenue	20	71	—
Less:
Gain on sale of marketable securities	(230)	(2,467)	(4,188)
Cash distributions from investments	(400)	—	—
Depreciation and amortization	(139,754)	(142,963)	(175,592)
Non-recurring corporate expenses	(1,228)	(1,792)	(176)
Non-cash operating expenses	(1,154)	(743)	(3,433)
Operating income (loss)	$71,152	$43,296	$(31,964)
Growth of our Seismic Data Library
We regularly add to our seismic data library through four different methods: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data sets through non-monetary exchanges and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2012, 2011 and 2010, we completed the addition of approximately 2,800 square miles, 2,200 square miles and 900 square miles, respectively, of seismic data to our library. For the period from January 1, 2013 to February 19, 2013 we completed the addition of approximately 100 square miles and as of February 19, 2013 we had approximately 2,400 square miles of seismic data in progress.

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

Revenue from Non-Exclusive Data Licenses
We recognize a substantial portion of our revenue from licensing of data once it is available for delivery. Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:
•we have an arrangement with the customer that is validated by a signed contract;
•the sales price is fixed and determinable;
•collection is reasonably assured;
•the customer has selected the specific data or the contract has expired without full selection;
•the data is currently available for delivery; and
•the license term has begun.
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

Goodwill

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
Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 75% as of January 1, 2013. The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 85% as of January 1, 2013.
In a portion of our seismic data library activities, we engage in certain non-monetary exchanges and record a data library asset for the seismic data received and recognize revenue on the transaction in accordance with our policies on revenue recognition. These transactions are valued at the fair value of the data received by us or licenses or services granted by us, whichever is more readily determinable. Our estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between us and a limited number of customers over a limited time period.

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
Results of Operations
Revenue
The following table summarizes the components of our revenue for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Acquisition underwriting revenue:
Cash underwriting	$101,803	$75,132	$37,823
Underwriting from non-monetary exchanges	5,451	2,274	2,677
Total acquisition underwriting revenue	107,254	77,406	40,500
Resale licensing revenue:
Cash resales	136,234	134,497	137,605
Non-monetary exchanges	1,554	7,609	4,678
Revenue recognition adjustments	(10,257)	(5,856)	(11,005)
Total resale licensing revenue	127,531	136,250	131,278
Total seismic revenue	234,785	213,656	171,778
Solutions and other	5,673	4,352	3,778
Total revenue	$240,458	$218,008	$175,556
Total revenue for the year ended December 31, 2012 was $240.5 million, an increase of $22.5 million or 10%, from the year ended December 31, 2011 total revenue of $218.0 million. This increase was primarily due to an increase in acquisition underwriting revenue which increased to $107.3 million in 2012 compared to $77.4 million in 2011. Activity for new data acquisition remained strong in 2012 with our acquisition underwriting revenue occurring in the key active unconventional plays in North America focused on oil and liquids-rich hydrocarbons including Eagle Ford, Utica/Marcellus, Niobrara, Granite Wash (Panhandle Plays), Montney and Cardium. Total resale licensing revenue was $127.5 million in 2012 compared to $136.3 million in 2011. Cash resales were $136.2 million in 2012 compared to $134.5 million in 2011. In 2012, cash resales were distributed across most basins in which we have seismic data, including unconventional and conventional areas, with a focus on oil and liquids-rich areas. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $1.6 million in 2012 compared to $7.6 million in 2011. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between 2011 and 2012 which resulted in a decrease in revenue recognized of $4.4 million between periods was due to a decrease in revenue recognized on library card contracts (i.e., more deferrals than selections in the year) partially offset by an increase on direct licensing contracts because the revenue recognition criteria were met. Solutions and other revenue was $5.7 million in 2012 compared to $4.4 million in 2011. The $1.3 million increase was due to the types of products delivered and revenue from third-party data processing projects.
Total revenue was $218.0 million for the year ended December 31, 2011 compared to $175.6 million for the year ended December 31, 2010. This $42.5 million, or 24%, increase was primarily due to an increase in acquisition underwriting revenue. Acquisition underwriting revenue increased to $77.4 million in 2011 compared to $40.5 million in 2010 due to our campaign to acquire data in unconventional plays and client interest in participating in the new projects. All of our data acquisition underwriting revenue in 2011 occurred in the key active unconventional plays in North America, primarily the Eagle Ford, Marcellus, Niobrara, Montney and Cardium. Total resale licensing revenue was $136.3 million in 2011 compared to $131.3 million in 2010. Cash resales were $134.5 million in 2011 compared to $137.6 million in 2010. The decrease between years was primarily the result of a shift from gas-directed plays due to lower natural gas prices to areas focused more on oil and liquids production. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $7.6 million in 2011 compared to $4.7 million in 2010. The increase of $5.1 million in revenue recognition adjustments from 2010 to 2011 was primarily due to an increase in recognition of revenue previously deferred as a result of new data acquisition projects being completed and delivered partially offset by an increase in the deferral of new licensing contracts. Solutions and other revenue increased $0.6 million in 2011 compared to 2010 due to the increase in total seismic revenue and the types of products delivered.
At December 31, 2012, we had a deferred revenue balance of $52.9 million compared to the December 31, 2011 balance of $48.8 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on new data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available for delivery or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2013.............................................................	$44,788
2014............................................................	6,570
2015 and thereafter.....................................	1,499
Depreciation and Amortization
Depreciation and amortization was comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amortization of seismic data:
Income forecast	$108,482	$102,210	$87,617
Straight-line	24,354	32,758	80,190
Total amortization of seismic data	132,836	134,968	167,807
Depreciation of property and equipment	1,127	2,167	2,081
Amortization of acquired intangibles	5,791	5,828	5,704
Total	$139,754	$142,963	$175,592
Total seismic data library amortization amounted to $132.8 million, $135.0 million and $167.8 million in 2012, 2011 and 2010, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. Additionally, the step-up in our data library value resulting from the Merger became fully amortized in the first quarter of 2011 which resulted in a decrease in the level of straight-line amortization in 2011 and 2012.

Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Year Ended December 31,
Components of Amortization	2012	2011	2010
Income forecast	46%	48%	51%
Straight-line	10%	15%	47%
Total	56%	63%	98%
The percentage of income forecast amortization to total seismic revenue was 46% for the year ended December 31, 2012; 48% for the year ended December 31, 2011; and 51% for the year ended December 31, 2010. In all three years, we had resale revenue recognized which was from data whose costs were fully amortized. In 2012, 63% of resales did not attract amortization, as compared to 50% in 2011 and 36% in 2010. Additionally, all acquisition revenue attracts amortization; thus, the increasing level of acquisition revenue between 2010 and 2012 impacted the overall percentage of income forecast amortization. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The $8.4 million decrease in straight-line amortization from 2011 to 2012 and the $47.4 million decrease from 2010 to 2011 was because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the Merger and due to the distribution of revenue among the various seismic surveys.
For each of the years ended December 31, 2012, 2011 and 2010, the rates utilized under the income forecast method was 70% for all components. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2013, the amortization rate to be utilized under the income forecast method is 70% for all components.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $29.1 million in 2012, $31.6 million in 2011 and $31.8 million in 2010. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash SG&A expenses	$27,934	$30,906	$28,398
Non-cash compensation expense	761	453	3,157
Non-cash rent expense	393	290	276
Total	$29,088	$31,649	$31,831
The decrease in cash SG&A expenses of $3.0 million from 2011 to 2012 was primarily due to (1) a decrease of $3.0 million in annual cash incentive compensation expense due to our cash EBITDA results falling in the range of minimum and target goals established for 2012, (2) a $0.5 million decrease in our bad debt expense primarily due to collection of previously reserved receivables and (3) a decrease of $0.6 million in non-recurring expenses mainly related to severance costs. These decreases were partially offset by an increase of $0.9 million in salaries and benefits due to merit increases on base salary and new hires and an increase of $0.2 million in various other expenses.
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
The increase in non-cash compensation expense of $0.3 million from 2011 to 2012 was due to amortization associated with 2012 stock option issuances offset by a reduction in expense related to prior period stock option issuances and our use of graded vesting to amortize the compensation expense. The decrease in non-cash equity compensation expense of $2.7 million between 2010 and 2011 was primarily due to the 2010 period including expense associated with the re-pricing of outstanding options granted to certain employees and non-employee directors. Additionally, there was a reduction in the expense related to stock options due to the expense being recognized using graded vesting and a significant portion of our options becoming fully vested in the first quarter of 2011.
The non-cash rent expense represents amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger. As of December 31, 2012, this intangible asset has been fully amortized.
Other Income (Expense)
Interest expense was $29.1 million for the year ended December 31, 2012, $35.2 million for the year ended December 31, 2011 and $41.1 million for the year ended December 31, 2010. The decrease in interest expense in both 2012 and 2011 was due to the repayment of $125.0 million of our 9.75% Senior Notes on July 1, 2011.
The call premium incurred to repay $125.0 million of our 9.75% Senior Notes along with the write-off of the related unamortized issuance costs resulted in a $7.9 million loss on early extinguishment of debt in 2011.
During the years ended December 31, 2012, 2011 and 2010, we sold $0.2 million, $2.5 million and $4.2 million, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.

Other income was $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in other income of $0.5 million from 2011 to 2012 was primarily due to cash dividends received from investments.
During the years ended December 31, 2012, 2011 and 2010, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $0.7 million, $(0.7) million and $0.4 million, respectively.
Income Taxes
Tax expense (benefit) was $6.8 million, $0.4 million and $(4.0) million for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 expense was comprised of (i) an expense of $5.6 million related to our Canadian operations, (ii) a benefit of $0.4 million related to certain research and development tax credits received in Canada, (iii) an expense of $1.1 million related to U.S. state taxes, (iv) an expense of $0.3 million in U.S. Federal taxes and (v) an expense of $0.2 million related to interest on uncertain tax positions. Our current estimate of U.S. Federal taxable income for 2012 was offset against our net operating loss carryforward and the U.S. Federal tax expense recorded in 2012 related to our estimated alternative minimum tax liability as of December 31, 2012. The increase in U.S. state tax expense is a result of our geographic expansion in recent years.
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
Liquidity and Capital Resources
As of December 31, 2012, we had $61.9 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. As of December 31, 2012, approximately $1.4 million of our cash was held by a foreign subsidiary which will be used to reinvest in our Canadian operations as our intent is to use this cash to, among other things, fund the operations and capital investments of our Canadian subsidiary. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes.
We maintain sufficient working capital to enable us to meet our obligations for new data acquisition projects. Our working capital practices are consistent with the general practices associated in the industry in which we operate.
In addition to the cash on our balance sheet, other sources of liquidity include our credit facility described below.
Credit Facility: On May 25, 2011, we entered into a credit agreement (“Credit Facility”) which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended to May 25, 2016 upon the occurrence of certain refinancing of our existing 9.75% Senior Notes. As of December 31, 2012, no amounts were outstanding under the Credit Facility and there was $20.0 million of availability.
9.75% Senior Unsecured Notes: On February 14, 2007, we issued in a private placement $400.0 million aggregate principal amount of our 9.75% Senior Notes. On July 1, 2011, we redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding. Interest on these senior notes is payable in cash, semi-annually in arrears on February 15 and August 15. As of December 31, 2012, $275.0 million of the 9.75% Senior Notes remain outstanding.
We may from time to time, as part of various financing and investing strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.

Contractual Obligations: As of December 31, 2012, we had outstanding debt and lease obligations, with aggregate contractual cash obligations, including principal and interest, summarized as follows (in thousands):

		Payments due by period
Contractual cash obligations	Total	2013	2014-2016	2017-2018	2019 and thereafter
Debt obligations (1)(2)	$315,249	$26,843	$288,406	$—	$—
Capital lease obligations (2)	4,144	446	1,288	895	1,515
Operating lease obligations	2,902	1,010	1,839	53	—
Total contractual cash obligations	$322,295	$28,299	$291,533	$948	$1,515

(1)Debt obligations include the face amount of our 9.75% Senior Notes totaling $275.0 million.
(2)Amounts include interest related to debt and capital lease obligations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $171.5 million, $126.8 million and $108.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Operating cash flows for 2012 increased from 2011 primarily due to increased collections from our acquisition underwriting related receipts, lower interest payments on our 9.75% Senior Notes and lower income taxes paid. Operating cash flows for 2011 increased from 2010 primarily due to increased collections on acquisition underwriting partially offset by lower collections on cash resales and tax payments made to appeal the results of the tax audit of Olympic Seismic Ltd., a wholly-owned subsidiary, by Canada Revenue Agency.

Cash Flows from Investing Activities: Cash flows used in investing activities were $184.4 million, $127.2 million and $45.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash expenditures for seismic data were $183.2 million, $127.0 million, and $49.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash invested in seismic data for 2012 compared to 2011 and 2011 compared to 2010 was due to increased data acquisition activity in both the U.S. and Canada and due to continuing strong activity in unconventional plays.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.3 million, $14.7 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2011, our financing activities primarily consisted of the following: (i) a $125.0 million cash capital contribution by Seitel Holdings, Inc. ("Holdings") in connection with the minority interest investment in Holdings by Centerbridge in May 2011, (ii) $131.1 million in principal and premium payments on our 9.75% Senior Notes, (iii) $6.3 million in costs paid in conjunction with our Credit Facility and the Centerbridge transaction and (iv) $2.0 million in principal payments on our 11.75% Senior Notes.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9.75% Senior Notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses as well as interest on our 9.75% Senior Notes and principal and interest on our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Credit Facility subject to the borrowing base). Over the next 12 months we expect to refinance the amount outstanding under our 9.75% Senior Notes. Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.
For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see – “Overview” and “Item 1A. Risk Factors” above.
Deferred Taxes
As of December 31, 2012, we had a net deferred tax liability of $2.5 million attributable to our Canadian operations. In the United States, we had a Federal deferred tax asset of $99.8 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the Federal deferred tax asset will be realized. As of December 31, 2012, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the United States, we had a state deferred tax asset of $730,000 of which $646,000 was offset by a valuation allowance. The remaining state deferred tax asset of $84,000 was recognized as it is more likely than not that the state deferred tax asset will be realized.

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
Capital Expenditures
During 2012, capital expenditures for seismic data and other property and equipment amounted to $192.6 million on a gross basis and $87.5 million on a net cash basis. Our capital expenditures for 2013 are presently estimated to be $196.4 million on a gross basis and $60.0 million on a net cash basis. Our 2012 actual and 2013 estimated capital expenditures are comprised of the following (in thousands):

	Year Ended December 31, 2012	Estimate for Year Ending December 31, 2013
New data acquisition	$176,062	$181,500
Cash purchases and data processing	11,678	5,600
Non-monetary exchanges	3,376	7,400
Property and equipment and other	1,517	1,900
Total capital expenditures	192,633	196,400
Less: Non-monetary exchanges	(3,376)	(7,400)
Changes in working capital	(4,591)	—
Cash investment per statement of cash flows	$184,666	$189,000
Capital expenditures funded from operating cash flows are as follows (in thousands):

	Year Ended December 31, 2012	Estimate for Year Ending December 31, 2013
Total capital expenditures	$192,633	$196,400
Less: Non-cash additions	(3,376)	(7,400)
Cash underwriting	(101,803)	(129,000)
Capital expenditures funded from operating cash flow	$87,454	$60,000
As of February 19, 2013, we had capital expenditure commitments related to data acquisition projects of approximately $103.0 million of which we have obtained approximately $66.2 million of cash underwriting and $0.1 million of underwriting from non-monetary exchanges.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued revised guidance on the presentation of comprehensive income and its components in the financial statements. As a result of this guidance, companies are now required to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This accounting guidance does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. We have provided the required financial reporting presentation retrospectively beginning in 2012 in our consolidated financial statements.
In July 2012, the FASB issued revised guidance to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. The guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The accounting guidance is effective for our company beginning in fiscal year 2013. We do not expect the adoption of this accounting guidance to have a significant impact on our financial statements or financial statement disclosures.
In February 2013, the FASB issued revised guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard is effective prospectively for our company beginning January 1, 2013. We are evaluating the effect, if any, the adoption of ASU 2013-02 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates as discussed below.
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2012 and 2011, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts by year of maturity (stated in thousands) and average interest rates for our debt obligations and their indicated fair market value at December 31, 2012:

	2013	2014	2015	2016	2017	There-after	Total	Fair Value
Debt:
Fixed Rate	$29	$275,000	$—	$—	$—	$—	$275,029	$274,614
Average Interest Rate	9.75%	9.75%	—	—	—	—	9.75%
The following table presents principal or notional amounts by year of maturity (stated in thousands) and average interest rates for our debt obligations and their indicated fair market value at December 31, 2011:

	2012	2013	2014	2015	2016	There-after	Total	Fair Value
Debt:
Fixed Rate	$66	$29	$275,000	$—	—	$—	$275,095	$273,024
Average Interest Rate	9.75%	9.75%	9.75%	—%	—	—	9.75%

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and such criteria, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2012, under a similarly entitled caption.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2012, under a similarly entitled caption.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2012, under a similarly entitled caption.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2012, under a similarly entitled caption.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference from our Form 10-K/A to be filed within 120 days after December 31, 2012, under a similarly entitled caption.

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

4.3
Form of 9.75% Senior Notes due 2014 (included in Exhibit 4.4) (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

4.4
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

10.12	†
Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.13	†
Amendment to the 2007 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 23, 2011 (incorporated by reference from Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 12, 2011).

10.14	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.15	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010).

10.16	†
Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Unit Plan, dated July 24, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 25, 2012).

10.17	†
Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.18	†
Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan, dated May 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.19	†	Amendment to the 2012 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 30, 2012.

10.20	†
Form of Seitel Holdings, Inc. Stock Option Agreement for the 2012 Plan for Management Employees (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.21	†
Form of Seitel Holdings, Inc. Stock Option Agreement for the 2012 Plan for Management Employees (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.22	†	Summary of 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011).

10.23	†
Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 30, 2007 (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.24	†
Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.25	†	Form of Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 8, 2009).

10.26	†	Form of Second Amendment to Employment Agreement (incorporated by reference from Exhibit 10.1 to the current report on Form 8-K, as filed with the SEC on January 27, 2010).

10.27	†
Third Amendment to Employment Agreement between Kevin P. Callaghan and Seitel, Inc., dated July 27, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current reports on Form 8-K/A, as filed with the SEC on August 6, 2012, and Form 8-K, as filed with the SEC on July 31, 2012).

10.28	†
Employment Agreement by and between Seitel, Inc. and JoAnn Lippman, dated February 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 7, 2012).

10.29	†
Employment Agreement by and between Seitel, Inc. and Marcia Kendrick, dated February 15, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.30	†
Employment Agreement by and between Seitel, Inc. and Randall Sides, dated February 15, 2012 (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

10.31	†
Employment Agreement by and between Seitel, Inc. and David Richard, dated February 15, 2012 (incorporated by reference from Exhibit 10.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on February 17, 2012).

21.1	*	Subsidiaries of Seitel, Inc.

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Date:	February 22, 2013
Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title	Date

/s/	Gregory P. Spivy	Chairman of the Board of Directors	February 22, 2013
Gregory P. Spivy

/s/	Robert D. Monson	Chief Executive Officer, President and Director	February 22, 2013
	Robert D. Monson	(Principal Executive Officer)

/s/	Marcia H. Kendrick	Chief Financial Officer	February 22, 2013
	Marcia H. Kendrick	(Principal Financial Officer)

/s/	Allison A. Bennington	Director	February 22, 2013
Allison A. Bennington

/s/	Ryan M. Birtwell	Director	February 22, 2013
Ryan M. Birtwell

/s/	Dalton J. Boutte	Director	February 22, 2013
Dalton J. Boutte

/s/	Kevin P. Callaghan	Chief Operating Officer and Director	February 22, 2013
Kevin P. Callaghan

/s/	Kyle N. Cruz	Director	February 22, 2013
Kyle N. Cruz

/s/	Jay H. Golding	Director	February 22, 2013
Jay H. Golding

/s/	John E. Jackson	Director	February 22, 2013
John E. Jackson

/s/	Daniel R. Osnoss	Director	February 22, 2013
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
Seitel’s management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2012, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

/s/ Marcia H. Kendrick
Marcia H. Kendrick
Executive Vice President and
Chief Financial Officer
Houston, Texas
February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee, Board of Directors and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas
We have audited the accompanying consolidated balance sheets of Seitel, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and Subsidiaries, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Houston, Texas
February 22, 2013

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$61,891	$74,894
Receivables
Trade, less allowance for doubtful accounts of $737 and $1,043, respectively	61,195	51,306
Notes and other, less allowance for doubtful accounts of $988 and $1,501, respectively	2,143	4,322
Due from Seitel Holdings, Inc. (Note K)	874	861
Seismic data library (Note B)	1,069,921	872,674
Less: Accumulated amortization	(889,804)	(751,980)
Net seismic data library	180,117	120,694
Property and equipment	18,279	16,921
Less: Accumulated depreciation and amortization	(13,461)	(11,882)
Net property and equipment	4,818	5,039
Investment in marketable securities	—	262
Prepaid expenses, deferred charges and other	10,774	10,244
Intangible assets, net (Note C)	20,828	26,814
Goodwill (Note C)	208,020	205,838
Deferred income taxes (Note D)	84	56
TOTAL ASSETS	$550,744	$500,330
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$37,521	$36,593
Accrued liabilities	19,569	16,856
Employee compensation payable	5,693	7,101
Income taxes payable	4,134	1,464
Debt (Note E)
Senior Notes	275,000	275,000
Notes payable	29	95
Obligations under capital leases (Note F)	3,113	3,161
Deferred revenue (Note A)	52,857	48,845
Deferred income taxes (Note D)	2,470	1,375
TOTAL LIABILITIES	400,386	390,490
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	398,772	398,011
Retained deficit	(272,135)	(309,185)
Accumulated other comprehensive income	23,721	21,014
TOTAL STOCKHOLDER’S EQUITY	150,358	109,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$550,744	$500,330

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUE	$240,458	$218,008	$175,556
EXPENSES:
Depreciation and amortization	139,754	142,963	175,592
Cost of sales	464	100	97
Selling, general and administrative	29,088	31,649	31,831
	169,306	174,712	207,520
INCOME (LOSS) FROM OPERATIONS	71,152	43,296	(31,964)
Interest expense	(29,143)	(35,246)	(41,094)
Interest income	132	479	558
Foreign currency exchange gains (losses)	681	(726)	441
Loss on early extinguishment of debt	—	(7,912)	—
Gain on sale of marketable securities	230	2,467	4,188
Other income	780	250	446
Income (loss) before income taxes	43,832	2,608	(67,425)
Provision (benefit) for income taxes	6,782	392	(4,008)
NET INCOME (LOSS)	$37,050	$2,216	$(63,417)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$37,050	$2,216	$(63,417)
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding gains (losses) arising during the period	(32)	(373)	4,117
Less: Reclassification adjustment for realized gains included in earnings	(230)	(2,467)	(4,188)
Foreign currency translation adjustments	2,969	(3,037)	6,948
Comprehensive income (loss)	$39,757	$(3,661)	$(56,540)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2009	100	$—	$274,331	$(247,984)	$20,014
Amortization of stock-based compensation costs	—	—	3,157	—	—
Net loss	—	—	—	(63,417)	—
Foreign currency translation adjustments	—	—	—	—	6,948
Unrealized gains on securities held as available for sale, net of tax	—	—	—	—	4,117
Reclassification adjustment for realized gains on securities held as available for sale included in earnings, net of tax	—	—	—	—	(4,188)
Balance, December 31, 2010	100	—	277,488	(311,401)	26,891
Investment by Parent, net	—	—	120,070	—	—
Amortization of stock-based compensation costs	—	—	453	—	—
Net income	—	—	—	2,216	—
Foreign currency translation adjustments	—	—	—	—	(3,037)
Unrealized losses on securities held as available for sale, net of tax	—	—	—	—	(373)
Reclassification adjustment for realized gains on securities held as available for sale included in earnings, net of tax	—	—	—	—	(2,467)
Balance, December 31, 2011	100	—	398,011	(309,185)	21,014
Amortization of stock-based compensation costs	—	—	761	—	—
Net income	—	—	—	37,050	—
Foreign currency translation adjustments	—	—	—	—	2,969
Unrealized losses on securities held as available for sale, net of tax	—	—	—	—	(32)
Reclassification adjustment for realized gains on securities held as available for sale included in earnings, net of tax	—	—	—	—	(230)
Balance, December 31, 2012	100	$—	$398,772	$(272,135)	$23,721
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$37,050	$2,216	$(63,417)
Depreciation and amortization	139,754	142,963	175,592
Loss on early extinguishment of debt	—	7,912	—
Deferred income tax provision (benefit)	1,222	(289)	(4,053)
Foreign currency exchange losses (gains)	(681)	726	(441)
Amortization of deferred financing costs	2,044	1,999	1,753
Amortization of debt premium	—	(56)	(98)
Amortization of stock-based compensation	761	453	3,157
Amortization of favorable facility lease	393	290	276
Increase (decrease) in allowance for doubtful accounts	(461)	12	1,524
Non-cash other income	(208)	(98)	(124)
Non-cash revenue	(8,518)	(9,514)	(9,864)
Gain on sale of marketable securities	(230)	(2,467)	(4,188)
Increase in receivables	(8,365)	(20,277)	(7,285)
Decrease (increase) in other assets	(43)	(471)	(156)
Increase in deferred revenue	6,520	11,108	12,811
Increase (decrease) in accounts payable and other liabilities	2,243	(7,684)	3,393
Net cash provided by operating activities	171,481	126,823	108,880
Cash flows from investing activities:
Cash invested in seismic data	(183,244)	(126,979)	(49,465)
Cash paid to acquire property, equipment and other	(1,422)	(2,121)	(527)
Net proceeds from sale of marketable securities	230	2,467	4,188
Cash from sale of property, equipment and other	90	122	86
Advances to Seitel Holdings, Inc.	(13)	(755)	(9)
Repayment from Seitel Holdings, Inc.	—	50	—
Net cash used in investing activities	(184,359)	(127,216)	(45,727)
Cash flows from financing activities:
Contributed capital	—	125,000	—
Repayment of 9.75% Senior Notes	—	(131,094)	—
Repayment of 11.75% Senior Notes	—	(2,000)	—
Principal payments on notes payable	(66)	(59)	(54)
Principal payments on capital lease obligations	(212)	(164)	(146)
Borrowings on line of credit	—	737	10
Payments on line of credit	—	(737)	(10)
Costs of debt and equity transactions	—	(6,338)	(65)
Net cash used in financing activities	(278)	(14,655)	(265)
Effect of exchange rate changes	153	(29)	813
Net increase (decrease) in cash and cash equivalents	(13,003)	(15,077)	63,701
Cash and cash equivalents at beginning of period	74,894	89,971	26,270
Cash and cash equivalents at end of period	$61,891	$74,894	$89,971
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,099	$37,981	$39,440
Income taxes, net of refunds received	$2,258	$7,979	$(53)
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$3,376	$10,215	$10,545
Capital lease obligations incurred	$95	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to oil and gas companies. The Company’s library includes a vast amount of data across both unconventional plays and conventional oil and gas basins. Unconventional plays are those that cannot be produced at economic flow rates, nor in economic volumes without the use of advanced stimulation techniques, usually for reasons of low permeability. The more common of these advanced stimulation techniques are horizontal drilling and hydraulic fracturing or any others that would enhance recovery rates. Included in these unconventional resources are heavy oil, tar sands, shale gas and oil, gas hydrates and coalbed methane. The Company has leading seismic market positions in key North American unconventional plays, including oil and liquids-rich plays such as the Eagle Ford/Woodbine, Utica/Marcellus and Niobrara/Bakken in the United States and Montney and Cardium in Canada. The majority of the Company's conventional seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit ("Solutions"), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the amounts in the prior year’s financial statements to conform to the current year’s presentation.
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
Use of Estimates and Assumptions: The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.
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
In a portion of its seismic data library activities, the Company engages in certain non-monetary exchanges and records a data library asset for the seismic data received and recognizes revenue on the transaction in accordance with its policies on revenue recognition. These transactions are valued at the fair value of the data received by the Company or licenses or services granted

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

by the Company, whichever is more readily determinable. The Company's estimate of the value of these transactions is highly subjective and based, in large part, on data sales transactions between the Company and a limited number of customers over a limited time period.
When required to perform the two-step goodwill impairment test, the Company estimates the fair value of the reporting unit using discounted cash flow analysis which requires significant judgments and estimates about the future performance of the Company. If these projected cash flows change materially, the Company may be required to record impairment losses relative to goodwill.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Seismic data library additions	$3,376	$10,215	$10,545
Revenue recognized on specific data licenses or selections of data	3,046	7,169	7,187
Revenue recognized related to acquisition contracts	5,452	2,274	2,677
Revenue recognized related to Solutions	20	71	—
Revenue from Solutions
Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.
Trade Receivables: The Company extends credit to various companies in the oil and gas industry for the licensing of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Company’s overall credit risk. However, management believes that the risk is mitigated by the number, size, reputation, and diversified nature of the companies to which they extend credit. Historical credit losses incurred on receivables by the Company have not been significant relative to sales. The Company determines the adequacy of its allowance for doubtful accounts based on a periodic review of specific receivables for which revenue has been recognized.
In certain transactions, the Company may permit a customer to make payments on receivables over a period of time. If such payments extend beyond one year from the transaction date, the Company discounts such receivable and recognizes interest income over the term of the payments.
The Company includes taxes, such as sales tax or goods and services tax, as required, on certain invoices to its customers in order to remit payment to applicable governmental authorities. Tax amounts charged to our customers are excluded from revenues.
Major Customers: No single customer accounted for 10% or more of revenue for the years ended December 31, 2012 and 2010. One customer accounted for approximately 11% of revenue for the year ended December 31, 2011.
Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $2.2 million, and $2.1 million, respectively.
Marketable Equity Securities: Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income included in stockholder’s equity until realized. Due to the Company having a full valuation allowance on its deferred tax asset, no income tax expense (benefit) was recognized and recorded to comprehensive income (loss) in the three years ended December 31, 2012. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.
During the three years ended 2012, the Company sold its marketable equity securities through a series of transactions. Proceeds from the sales were $0.2 million, $2.5 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total realized gains were equal to proceeds received. As of December 31, 2011, total unrealized gains on marketable securities were $0.3 million.
Debt Issue Costs: Debt issue costs related to the Company’s senior notes and revolving credit facility are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2012 and 2011, unamortized debt issue costs were $2.4 million and $4.4 million, respectively.
Goodwill and Other Intangible Assets: Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill and indefinite-lived intangibles but, at least annually, evaluates whether goodwill and indefinite-lived intangibles are impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. The Company conducts a qualitative goodwill impairment assessment as of October 1 of each year by examining relevant events and circumstances which could have a negative impact on its goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, and other relevant entity-specific events. If after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform an analysis to determine if the Company’s goodwill is impaired, the Company utilizes discounted cash flow analysis, which requires significant judgments and estimates about future operations, to develop the Company’s estimates of fair value.
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
The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets at December 31, 2012 and 2011, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The Company considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment.
The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2012, there were no accumulated net earnings of non-U.S. subsidiaries.
Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income in stockholder's equity. Accumulated translation gains were $23.7 million and $20.8 million at December 31, 2012 and 2011, respectively. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income (loss) in the current period. Transaction

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

gains (losses) totaled $0.7 million, $(0.7) million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $0.5 million, $0.5 million and $0.4 million and for the years ended December 31, 2012, 2011 and 2010, respectively.
Recent Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, “Presentation of Comprehensive Income” requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. The Company has provided the required financial reporting presentation pursuant to ASU 2011-05 herein.
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The ASU was issued to simplify the testing of indefinite-lived intangible assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The standard permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Accounting Standards Codification Subtopic 350-30, “Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.” An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. This ASU is effective for the Company beginning in fiscal year 2013. The Company does not expect the standard to have a significant impact on its financial statements or financial statement disclosures.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard is effective prospectively for the Company beginning January 1, 2013. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2012	2011
U.S. Onshore:
Unconventional 3D	$94,553	$43,106
Conventional 3D	8,628	21,166
Canadian:
Unconventional 3D	76,335	55,738
Conventional 3D	294	513
2D	126	171
U.S. Offshore	181	—
Total	$180,117	$120,694
At December 31, 2012 and 2011, approximately 26% and 34%, respectively, of the net book value of the seismic data library were projects in progress.
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $3.0 million, $1.9 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Amortization expense totaled $132.8 million, $135.0 million and $167.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 57%, 63% and 98% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2013, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Southern Louisiana/Mississippi, (d) Northern Louisiana, (e) Rocky Mountains, (f) Utica/Marcellus in Pennsylvania, Ohio and West Virginia, (g) Panhandle Plays in North Texas/Oklahoma, (h) other United States, (i) Montney in British Columbia and Alberta, (j) Horn River in British Columbia, (k) Cardium in Alberta and (l) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the three years ended December 31, 2012.
NOTE C-GOODWILL AND OTHER INTANGIBLES
The Company performs an annual assessment of the recoverability of goodwill as of October 1 each year. Additionally, the Company assesses goodwill for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. After assessing the totality of events and circumstances for the qualitative impairment assessment at October 1, 2012, the Company determined that performing the two-step goodwill impairment test was unnecessary and no goodwill impairment was recognized. Additionally, the Company incurred no impairment as a result of the annual tests in prior years. There were no events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2012, 2011, or 2010. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Balance beginning of year	$205,838	$208,050
Translation adjustments	2,182	(2,212)
Balance end of year	$208,020	$205,838
The recorded carrying amount will change at each balance sheet date due to the impact of foreign currency fluctuations. The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

	Weighted Average Amortization Period	December 31, 2012	December 31, 2011
Amortized intangible assets:
Cost:
Favorable facility lease	6 years	$—	$1,752
Customer relationships	10 years	44,669	44,397
Internally developed software	7 years	9,346	9,143
		54,015	55,292
Accumulated Amortization:
Favorable facility lease	6 years	—	(1,367)
Customer relationships	10 years	(26,243)	(21,644)
Internally developed software	7 years	(7,844)	(6,367)
		(34,087)	(29,378)
Net book value		19,928	25,914
Indefinite-lived intangible assets:
Trade names		900	900
Total intangible assets at net book value		$20,828	$26,814

The Company’s trade name assets have an indefinite life and are not amortized, but are reviewed annually on October 1 and tested for impairment. The trade names were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of December 31, 2012, the weighted average amortization period for these intangible assets was 9.5 years.
Amortization expense for the Company's intangible assets was $6.2 million, $6.1 million, and $6.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. Estimated future amortization expense is as follows: fiscal year ending 2013 -$5.8 million, fiscal year ending 2014 - $4.6 million, fiscal year ending 2015 - $4.5 million, fiscal year ending 2016 - $4.5 million and fiscal year ending 2017 - $0.5 million.
The Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable.
NOTE D-INCOME TAXES
Income Tax Expense (Benefit)
Income (loss) before income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$22,020	$330	$(53,038)
Foreign	21,812	2,278	(14,387)
	$43,832	$2,608	$(67,425)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$342	$—	$—
State	1,093	(713)	—
Foreign	4,125	1,394	45
	5,560	681	45
Deferred:
Federal	—	(1)	(369)
State	(28)	270	1
Foreign	1,250	(558)	(3,685)
	1,222	(289)	(4,053)
Tax provision (benefit):
Federal	342	(1)	(369)
State	1,065	(443)	1
Foreign	5,375	836	(3,640)
	$6,782	$392	$(4,008)

The differences between the U.S. Federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory Federal income tax	$15,341	$913	$(23,599)
Change in unrecognized tax benefits	189	235	83
State income tax, less Federal benefit	128	(193)	—
Foreign investment in U.S. property	1,094	—	—
Tax difference on foreign earnings	(2,258)	(245)	949
Change in foreign taxes	2	156	64
Canadian withholding tax	(30)	26	45
Change in valuation allowance	(7,666)	(513)	18,050
Tax credits	(401)	(366)	(384)
Non-deductible expenses	342	280	233
Other, net	41	99	551
Income tax provision (benefit)	$6,782	$392	$(4,008)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Asset/Liability
The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2012 and 2011 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$1,044	$2,158
Depreciation and amortization	19,378	18,941
Alternative minimum tax credit carryforward	2,124	1,782
Net operating loss carryforwards	75,873	84,413
Research and development tax credit carryforward	1,078	1,055
Accrued expenses and other	8,572	8,349
Total deferred tax assets	108,069	116,698

Deferred tax liabilities:
Depreciation and amortization	(2,791)	(973)
Intangible assets	(6,595)	(8,315)
Unrealized gain on marketable securities	—	(92)
Deferred expenses and other	(577)	(571)
Total deferred tax liabilities	(9,963)	(9,951)

Valuation allowance:
Beginning balance	(108,066)	(107,490)
Decrease (increase) during the period	7,574	(576)
Total valuation allowance	(100,492)	(108,066)

Net deferred tax liability	$(2,386)	$(1,319)

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax asset	$84	$56
Deferred income tax liability	(2,470)	(1,375)
Net deferred income tax liability	$(2,386)	$(1,319)
During 2012, the Company's valuation allowance provided against its U.S. net deferred tax asset decreased by $8.2 million primarily due to utilization of net operating loss carryforwards to offset current taxable income generated in 2012. Additionally, during 2012, the Company's valuation allowance provided against its state deferred tax asset increased by $0.6 million due to the uncertainty of recovery of the deferred tax asset. During 2011, the Company’s valuation allowance provided against its U.S. net deferred tax asset increased by $0.6 million primarily related to U.S. net operating losses incurred in 2011 for which utilization is uncertain and the change in deferred taxes on unrealized gain on marketable securities.
As of December 31, 2012, the Company has a U.S. Federal net operating loss ("NOL") carryforward of approximately $199.0 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2025 through 2031. As of December 31, 2012, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $2.1 million which can be used to offset regular U.S. Federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2012, the Company has a Colorado state NOL carryforward of $2.8 million which can be used to offset Colorado state income taxes payable in future years.  This state NOL carryforward will expire in periods beginning 2027 through 2033 and has annual usage limitations in tax years 2012 and 2013.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2012, the Company has Canadian NOL carryforwards of approximately $0.3 million (Canadian) which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in 2029.
In February 2006, Olympic Seismic Ltd. (“Olympic”), a wholly-owned subsidiary of the Company, was notified by Canada Revenue Agency (“CRA”) that CRA was going to perform an audit of certain aspects of Olympic’s tax returns for the years 2003 and 2004. In February 2009, CRA notified the Company that the audit was expanded to include years from 2005 through 2007. In April 2011, the Company received notification that CRA concluded their audits, disallowing Olympic’s deductions for certain royalties payable to the Company’s U.S. entities for years 2003 to 2007. Olympic and the Company object to and are appealing the audit results. As a condition to appeal the audit results, Olympic was required to pay $7.6 million (Canadian) to CRA and did so in May 2011 and made an additional $0.1 million payment in the third quarter of 2011. These payments, which included amounts for taxes, penalties and interest assessed by CRA, have been shown as income tax payments in the Consolidated Statement of Cash Flows because the amounts paid can be applied interchangeably to the amounts which may ultimately be due to CRA. As of December 31, 2012, the appeal process has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the appeal based on management’s assessment of the probability of the outcome of the appeal, net of certain payments made to CRA. See “Uncertain Tax Benefits” below.
Uncertain Tax Benefits
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$6,016	$6,151	$5,545
Additions based on prior year tax positions	—	—	310
Foreign currency translation	134	(135)	296
Balance at end of year	$6,150	$6,016	$6,151
As of December 31, 2012, approximately $6.2 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods. In addition, as of December 31, 2012, the Company has recorded $5.9 million in related assets which are fully offset with a valuation allowance.
Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2012, we had $0.7 million of accrued interest and $1.0 million of accrued penalties. As of December 31, 2011, we had $0.5 million of accrued interest and $1.0 million of accrued penalties. Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 included $0.2 million, $0.2 million and $(0.2) million, respectively, related to interest and penalties on unrecognized tax benefits.
With few exceptions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008, 2008 and 2005, respectively.

NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	December 31,
	2012	2011
9.75% Senior Notes	$275,000	$275,000
Credit Facility	—	—
Note payable to former executive	29	95
	$275,029	$275,095
9.75% Senior Unsecured Notes: On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of 9.75% senior notes due 2014 (the “9.75% Senior Notes”). The proceeds from the 9.75% Senior Notes were used to partially fund the transactions in connection with the Merger. As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007. On July 1, 2011,

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Company redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding in accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Accordingly, the Company recorded a loss on early extinguishment of debt of $7.9 million, which included the write-off of unamortized issue expenses, for the year ended December 31, 2011. The remaining notes mature on February 15, 2014. Interest is payable in cash, semi-annually in arrears on February 15 and August 15 of each year. As of December 31, 2012 and 2011, accrued interest totaled $10.1 million and was included in accrued liabilities on the Consolidated Balance Sheet. The 9.75% Senior Notes are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior basis. The 9.75% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends and complete mergers, acquisitions and sales of assets.
Upon a change of control (as defined in the indenture), each holder of the 9.75% Senior Notes will have the right to require the Company to offer to purchase all of such holder’s notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on November 15, 2013, which date will be extended upon the occurrence of certain refinancing of the Company’s 9.75% Senior Notes. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility and each future direct and indirect wholly-owned Canadian subsidiary of Olympic is a guarantor of payment of the Canadian obligations under the Credit Facility.
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
The Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. The Credit Facility requires the payment of an unused line fee of 0.5% per annum payable in arrears.
Note Payable: The Company is party to a note payable to a former executive with remaining payments of $6,000 per month until May 2013. The note is non-interest bearing and is guaranteed by Olympic.
Aggregate Maturities: The aggregate maturities of the Company’s debt are: $29,000 in 2013 and $275.0 million in 2014.
NOTE F-LEASE OBLIGATIONS
Assets recorded under capital lease obligations of $3.8 million and $3.7 million at December 31, 2012 and 2011, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $1.5 million and $1.2 million at December 31, 2012 and 2011, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.
The Company leases office space under operating leases, some of which include renewal options. Rental expense for the years ended December 31, 2012, 2011 and 2010 was approximately $1.8 million, $1.7 million, and $1.7 million, respectively. The Company received income from subleases of approximately $0.3 million in each of the years ended December 31, 2012, 2011 and 2010.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments for the five years subsequent to December 31, 2012, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2013	$446	$1,010
2014	446	696
2015	430	672
2016	412	471
2017	440	53
Thereafter	1,970	—
Total minimum lease payments	4,144	$2,902
Less amount representing interest	(1,031)
Present value of net minimum lease payments	$3,113
Capital leases are comprised mostly of a sale leaseback agreement entered into by Olympic in 2002 on a building and land located in Calgary, Alberta, Canada. The term of the lease is 20-years with remaining lease payments of: $409,500 (Canadian dollars) in years 11-15 and $452,340 (Canadian dollars) in years 16-20.

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2012, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.
NOTE H-STOCK-BASED COMPENSATION
The Company maintains various stock-based compensation plans administered by the board of directors of Holdings, the Company's parent, for the benefit of the Company's key employees and non-employee directors as discussed below.
Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $0.8 million, $0.5 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has not recognized any tax benefits related to stock based compensation for the three years ended December 31, 2012.
Restricted Stock Units
In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards. The 2008 Restricted Stock and Restricted Stock Unit Plan authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. The restricted stock units are convertible into common shares of Holdings within 30 days of one of the following events: termination of employment, death, disability or upon a change in control of the Company. During the years ended December 31, 2012, 2011 and 2010, 106, 221 and 241 restricted stock units, respectively, were converted into shares of Holdings. A total of 22,659 restricted shares were available for grant at December 31, 2012.
Stock Options
2007 Non-Qualified Stock Option Plan
In February 2007, Holdings adopted the 2007 Non-Qualified Stock Option Plan (the "2007 Option Plan") in order to provide an equity component to management compensation following the Merger. The board of directors of Holdings may issue options to purchase up to 105,200 shares of Holdings’ common stock.
The options issued under the 2007 Stock Option Plan contain only service condition requirements. The issuances in 2007 through 2010 and the issuances in 2012 vest 25 percent on each anniversary of the grant date for four years provided the employee has provided continued service. The 2011 issuances vest 20 percent on each anniversary of the grant date for five years provided the employee has provided continued service. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 9,859 shares of Holdings common stock were available for grant as options at December 31, 2012.
2012 Non-Qualified Stock Option Plan
In May 2012, Holdings adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Option Plan") to provide incentives to present and future employees of the Company through the grant of Holdings' common stock options. The board of directors of Holdings may issue options to purchase up to 48,605 shares of Holdings' common stock.
The options issued in 2012 under the 2012 Stock Option Plan provide for the options to be vested in three different tranches:

•	one-third of the total grant vests 20 percent on each anniversary of the grant date for five years provided the employee has provided continued service (service condition)

•	one-third of the total grant vests on a 2.0X event, as defined in the applicable stock option agreement (market and performance conditions)

•	one-third of the total grant vests on a 2.5X event, as defined in the applicable stock option agreement (market and performance conditions)
The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense using graded vesting over the requisite service period. For the options containing market and performance conditions, the Company defers all stock-based compensation until the consummation of the performance condition. The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 5,105 shares of Holdings common stock were available for grant under the 2012 Stock Option Plan at December 31, 2012.
The Company estimated the fair value of the options on each grant date by using the Monte Carlo simulation method for the portion of the options that contain both a market and a performance condition and the Black-Scholes option pricing method for options (or the portion of the options) that contain only a service condition. The assumptions used in the option valuation models are outlined in the following table:

	Year Ended December 31,
	2012	2011	2010
Weighted average grant date fair value per share	$95.25	$123.29	$47.15
Weighted average assumptions used:
Expected volatility	45%	45%	45%
Expected life (in years)	6.47	6.50	6.63
Risk-free interest rate	1.70%	2.36%	3.23%
Expected dividend yield	—%	—%	—%
The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. The expected life was used for options valued using the Black-Scholes option pricing method. The Company used the “simplified” method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield of 0% was based on the fact that the Company does not currently pay dividends, nor does it intend to pay a dividend in the future.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	Prior to Re-pricing	After Re-pricing
Weighted average grant date fair value per share	$21.43	$36.74
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	5.97	4.97
Risk free interest rate	3.01%	2.60%
Expected dividend yield	—%	—%
The following table summarizes stock option activity during the years ended December 31, 2012, 2011 and 2010 (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	84	$193.91	91	$193.13	92	$392.07
Granted	45	$258.37	1	$258.37	91	$193.13
Exercised	—	$—	(8)	$193.13	—	$—
Cancelled	—	$—	—	$—	(91)	$392.09
Forfeited	—	$—	—	$—	(1)	$389.42
Outstanding at end of period(1)	129	$216.62	84	$193.91	91	$193.13
Options exercisable at end of period(2)	80	$193.29	76	$193.13	62	$193.13
Available for grant at end of period	15		12		13

(1)	Stock options outstanding at December 31, 2012 have a weighted average remaining contractual term of 6.2 years.

(2)	Exercisable stock options at December 31, 2012 have a weighted average remaining contractual term of 4.4 years.
As of December 31, 2012, the total future compensation cost related to non-vested options not yet recognized in the Consolidated Statement of Operations was $3.8 million, of which $2.4 million is attributable to vesting upon contingent events and $1.4 million is attributable to time-based vesting. The compensation costs associated with time-based vesting will be recognized using graded vesting over a weighted average period of 3.5 years. The Company did not receive any cash from option exercises during the three years ended December 31, 2012.
NOTE I–STOCKHOLDER’S EQUITY
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2012:
Cash equivalents	$61,272	$61,272	$—	$—
At December 31, 2011:
Cash equivalents	$74,421	$74,421	$—	$—
Investment in stock options related to equity securities	262	—	262	—

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2012 or 2011.
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
During the year ended December 31, 2012, the Company sold a portion of its investment in stock options for proceeds totaling $0.2 million. The remaining stock options expired unexercised in May 2012.
Other Financial Instruments:
Based upon the rates available to the Company, the fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $274.6 million as of December 31, 2012, compared to the book value of $275.0 million. The quoted market price of the 9.75% Senior Notes was $274.6 million at December 31, 2012. The fair value of the 9.75% Senior Notes and the note payable to a former executive approximated $273.0 million as of December 31, 2011, compared to the book value of $275.1 million. The quoted market price of the 9.75% Senior Notes was $272.9 million at December 31, 2011. The fair value for the Company's most significant debt balance, the 9.75% Senior Notes, was estimated using Level 1 inputs whereas the estimate of fair value for the note payable to a former executive was calculated using Level 2 inputs.
NOTE K-RELATED PARTY TRANSACTIONS
Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. The Company receives payments on the outstanding balance only when Holdings receives cash from stock issuances. In 2012, 2011 and 2010, the Company made payments of approximately $13,000, $755,000 and $9,000, respectively on behalf of Holdings. The Company received $50,000 from Holdings in 2011 which was applied toward the outstanding balance. The balance due from Holdings as of December 31, 2012 and 2011 was $874,000 and $861,000, respectively.
The Company owns 20% of Wandoo Energy LLC ("Wandoo"), a privately owned oil and gas prospecting company. The Company's Chief Operating Officer serves as the Company's representative on the board of directors of Wandoo. The Company received $552,000, $67,000 and $40,000 in 2012, 2011 and 2010, respectively, in cash dividends from Wandoo. Additionally, Wandoo reimbursed the Company in 2010 for $133,000 in geophysical consulting services previously paid to Wandoo's president in 2005 and 2006. In 2011, the Company received $335,000 for a licensing agreement with Texoz E&P, Inc., a wholly-owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo. The Company received shares and stock options in Texon in connection with its formation. As of December 31, 2012, the Company has sold all of its Texon shares and stock options that had a strike price below market price prior to their expiration.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE L-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at December 31, 2012 and December 31, 2011 included $651,000 and $122,000, respectively of restricted cash related to collateral on seismic operations bonds. The balances at December 31, 2012 and December 31, 2011 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during 2012, 2011 and 2010 were $3.2 million, $8.1 million and $15,000, respectively. In 2012, 2011 and 2010, the Company received income tax refunds of $1.0 million, $0.1 million, and $68,000, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Non-monetary exchanges related to resale licensing revenue	$1,554	$7,609	$4,000
Non-monetary exchanges from underwriting of new data acquisition	4,122	2,687	3,222
Other non-monetary exchanges	—	98	124
Completion of data in progress from prior non-monetary exchanges	142	—	3,199
Less: Non-monetary exchanges for data in progress	(2,442)	(179)	—
Total non-cash additions to seismic data library	$3,376	$10,215	$10,545

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Acquisition revenue on underwriting from non-monetary exchange contracts	$5,452	$2,274	$2,677
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	3,046	7,169	7,187
Solutions revenue recognized from non-monetary exchange contracts	20	71	—
Total non-cash revenue	$8,518	$9,514	$9,864

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE M-INDUSTRY SEGMENTS
The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.
Geographic information for the periods presented was as follows (in thousands):

	United States	Canada	Total
Year Ended December 31, 2012
Revenue	$157,381	$83,077	$240,458
Assets (1)	102,212	82,723	184,935
Year Ended December 31, 2011
Revenue	$152,792	$65,216	$218,008
Assets (1)	65,156	60,577	125,733
Year Ended December 31, 2010
Revenue	$129,888	$45,668	$175,556
Assets (1)	76,121	35,429	111,550

(1)Assets include net seismic data library and net property and equipment.
The Company's revenues may be divided into two major categories: (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Acquisition and licensing of seismic data	$234,785	$213,656	$171,778
Reproduction and delivery of seismic data and other services	5,673	4,352	3,778
Total revenue	$240,458	$218,008	$175,556

NOTE N-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On February 14, 2007, the Company completed a private placement of 9.75% Senior Notes in the aggregate principal amount of $400.0 million. As of December 31, 2012, $275.0 million aggregate principal amount remains outstanding. The Company’s payment obligations under the 9.75% Senior Notes are jointly and severally guaranteed by certain of its 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9.75% Senior Notes are referred to as Non-Guarantor Subsidiaries.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2012 and December 31, 2011, and the consolidating condensed statements of operations, statements of comprehensive income (loss) and statements of cash flows for the years ended December 31, 2012, 2011 and 2010 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$60,533	$1,358	$—	$61,891
Receivables
Trade, net	—	43,806	17,389	—	61,195
Notes and other, net	—	9	2,134	—	2,143
Due from Seitel Holdings, Inc.	—	874	—	—	874
Intercompany receivables (payables)	75,688	(49,827)	(25,861)	—	—
Investment in subsidiaries	332,819	432,870	1,590	(767,279)	—
Net seismic data library	—	100,087	80,030	—	180,117
Net property and equipment	—	2,125	2,693	—	4,818
Prepaid expenses, deferred charges and other	2,644	5,122	3,008	—	10,774
Intangible assets, net	900	13,250	6,678	—	20,828
Goodwill	—	107,688	100,332	—	208,020
Deferred income taxes	—	84	—	—	84
TOTAL ASSETS	$412,051	$716,621	$189,351	$(767,279)	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,049	$38,179	$14,555	$—	$62,783
Income taxes payable	336	900	2,898	—	4,134
Senior Notes	275,000	—	—	—	275,000
Notes payable	29	—	—	—	29
Obligations under capital leases	—	81	3,032	—	3,113
Deferred revenue	—	45,320	7,537	—	52,857
Deferred income taxes	—	—	2,470	—	2,470
TOTAL LIABILITIES	285,414	84,480	30,492	—	400,386
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,772	—	—	—	398,772
Parent investment	—	764,752	156,918	(921,670)	—
Retained deficit	(272,135)	(132,611)	(21,780)	154,391	(272,135)
Accumulated other comprehensive income	—	—	23,721	—	23,721
TOTAL STOCKHOLDER’S EQUITY	126,637	632,141	158,859	(767,279)	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$412,051	$716,621	$189,351	$(767,279)	$550,744

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$157,324	$84,435	$(1,301)	$240,458
EXPENSES:
Depreciation and amortization	—	88,724	51,030	—	139,754
Cost of sales	—	446	18	—	464
Selling, general and administrative	2,117	17,607	10,665	(1,301)	29,088
	2,117	106,777	61,713	(1,301)	169,306
INCOME (LOSS) FROM OPERATIONS	(2,117)	50,547	22,722	—	71,152
Interest expense, net	(21,542)	(6,015)	(1,454)	—	(29,011)
Foreign currency exchange gains (losses)	—	(4)	685	—	681
Gain on sale of marketable securities	—	230	—	—	230
Other income	21	759	—	—	780
Income (loss) before income taxes and equity in income of subsidiaries	(23,638)	45,517	21,953	—	43,832
Provision for income taxes	—	1,377	5,405	—	6,782
Equity in income of subsidiaries	60,688	16,548	—	(77,236)	—
NET INCOME	$37,050	$60,688	$16,548	$(77,236)	$37,050

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$37,050	$60,688	$16,548	$(77,236)	$37,050
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	(32)	—	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	(230)	—	—	(230)
Foreign currency translation adjustments	—	—	2,969	—	2,969
Comprehensive income	$37,050	$60,426	$19,517	$(77,236)	$39,757

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$2,216	$25,751	$1,661	$(27,412)	$2,216
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	(373)	—	—	(373)
Less: Reclassification adjustment for realized gains included in earnings	—	(2,467)	—	—	(2,467)
Foreign currency translation adjustments	—	(1)	(3,036)	—	(3,037)
Comprehensive income (loss)	$2,216	$22,910	$(1,375)	$(27,412)	$(3,661)

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(63,417)	$(40,085)	$(9,896)	$49,981	$(63,417)
Unrealized gains on securities held as available for sale, net of tax:
Unrealized net holding gains arising during the period	—	4,117	—	—	4,117
Less: Reclassification adjustment for realized gains included in earnings	—	(4,188)	—	—	(4,188)
Foreign currency translation adjustments	—	1	6,947	—	6,948
Comprehensive loss	$(63,417)	$(40,155)	$(2,949)	$49,981	$(56,540)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(27,325)	$133,731	$65,075	$—	$171,481
Cash flows from investing activities:
Cash invested in seismic data	—	(100,280)	(82,964)	—	(183,244)
Cash paid to acquire property, equipment and other	—	(1,278)	(144)	—	(1,422)
Net proceeds from sale of marketable securities	—	230	—	—	230
Cash from sale of property, equipment and other	—	90	—	—	90
Advances to Seitel Holdings, Inc.	—	(13)	—	—	(13)
Net cash used in investing activities	—	(101,251)	(83,108)	—	(184,359)
Cash flows from financing activities:
Principal payments on notes payable	(66)	—	—	—	(66)
Principal payments on capital lease obligations	—	(14)	(198)	—	(212)
Intercompany transfers	27,391	(33,541)	6,150	—	—
Net cash provided by (used in) financing activities	27,325	(33,555)	5,952	—	(278)
Effect of exchange rate changes	—	(4)	157	—	153
Net decrease in cash and cash equivalents	—	(1,079)	(11,924)	—	(13,003)
Cash and cash equivalents at beginning of period	—	61,612	13,282	—	74,894
Cash and cash equivalents at end of period	$—	$60,533	$1,358	$—	$61,891

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,324)	$120,404	$45,743	$—	$126,823
Cash flows from investing activities:
Cash invested in seismic data	—	(68,145)	(58,834)	—	(126,979)
Cash paid to acquire property, equipment and other	—	(1,856)	(265)	—	(2,121)
Net proceeds from sale of marketable securities	—	2,467	—	—	2,467
Cash from sale of property, equipment and other	—	121	1	—	122
Advances to Seitel Holdings, Inc.	—	(755)	—	—	(755)
Repayment from Seitel Holdings, Inc.	—	50	—	—	50
Net cash used in investing activities	—	(68,118)	(59,098)	—	(127,216)
Cash flows from financing activities:
Contributed capital	125,000	—	—	—	125,000
Repayment of 9.75% Senior Notes	(131,094)	—	—	—	(131,094)
Repayment of 11.75% Senior Notes	(2,000)	—	—	—	(2,000)
Principal payments on notes payable	(59)	—	—	—	(59)
Principal payments on capital lease obligations	—	—	(164)	—	(164)
Borrowings on line of credit	—	—	737	—	737
Payments on line of credit	—	—	(737)	—	(737)
Costs of debt and equity transactions	(6,268)	—	(70)	—	(6,338)
Intercompany transfers	53,745	(65,745)	12,000	—	—
Net cash provided by (used in) financing activities	39,324	(65,745)	11,766	—	(14,655)
Effect of exchange rate changes	—	3	(32)	—	(29)
Net decrease in cash and cash equivalents	—	(13,456)	(1,621)	—	(15,077)
Cash and cash equivalents at beginning of period	—	75,068	14,903	—	89,971
Cash and cash equivalents at end of period	$—	$61,612	$13,282	$—	$74,894

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(39,719)	$115,561	$33,038	$—	$108,880
Cash flows from investing activities:
Cash invested in seismic data	—	(33,287)	(16,178)	—	(49,465)
Cash paid to acquire property, equipment and other	—	(380)	(147)	—	(527)
Net proceeds from sale of marketable securities	—	4,188	—	—	4,188
Cash from sale of property, equipment and other	—	86	—	—	86
Advances to Seitel Holdings, Inc.	—	(9)	—	—	(9)
Return of capital from subsidiary	—	4,501	(4,501)	—	—
Net cash used in investing activities	—	(24,901)	(20,826)	—	(45,727)
Cash flows from financing activities:
Principal payments on notes payable	(54)	—	—	—	(54)
Principal payments on capital lease obligations	—	—	(146)	—	(146)
Borrowings on line of credit	—	—	10	—	10
Payments on line of credit	—	—	(10)	—	(10)
Costs of debt and equity transactions	(65)	—	—	—	(65)
Intercompany transfers	39,838	(39,838)	—	—	—
Net cash provided by (used in) financing activities	39,719	(39,838)	(146)	—	(265)
Effect of exchange rate changes	—	25	788	—	813
Net decrease in cash and cash equivalents	—	50,847	12,854	—	63,701
Cash and cash equivalents at beginning of period	—	24,221	2,049	—	26,270
Cash and cash equivalents at end of period	$—	$75,068	$14,903	$—	$89,971

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE O-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2012
Revenue	$72,547	$46,028	$51,556	$70,327
Operating income	24,974	8,335	8,904	28,939
Net income	14,706	1,270	1,129	19,945

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2011
Revenue	$59,496	$35,545	$52,208	$70,759
Operating income	9,501	4,335	10,506	18,954
Net income (loss)	511	(5,026)	(5,111)	11,842

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

Audit Committee, Board of Directors
and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas

In connection with our audit of the consolidated financial statements of Seitel, Inc. and Subsidiaries for each of the years in the period ended December 31, 2012, 2011 and 2010, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas
February 22, 2013

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011 and 2010
(Amounts in thousands)

	Balance at beginning of period	Charged (Credited) to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2012:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,043	$52	$(358)	$737
Allowance for notes receivable	1,501	(513)	—	988
Valuation allowance on deferred tax asset	108,066	(7,574)	—	100,492
Total	$110,610	$(8,035)	$(358)	$102,217

Year ended December 31, 2011:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$2,556	$12	$(1,525)	$1,043
Allowance for notes receivable (1)	—	—	1,501	1,501
Valuation allowance on deferred tax asset	107,490	576	—	108,066
Total	$110,046	$588	$(24)	$110,610

Year ended December 31, 2010:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,108	$1,524	$(76)	$2,556
Valuation allowance on deferred tax asset	88,694	18,796	—	107,490
Total	$89,802	$20,320	$(76)	$110,046

(1) Reflects reclassification from allowance for doubtful accounts on trade receivables to allowance for notes receivable.

EXHIBIT
INDEX

Exhibit		Title

21.1	*	Subsidiaries of Seitel, Inc.
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished, not filed.