Form 10-K/A
period 2012-12-31
SEITEL INC
filed 2013-04-24
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at April 22, 2013 was zero. On April 22, 2013 there were a total of 100 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission ("SEC") on February 22, 2013 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events which may have occurred since the original filing date, and does not amend or modify any disclosure made in the Form 10-K except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer and are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of April 22, 2013, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position
Robert D. Monson	58	President, Chief Executive Officer and Director
Kevin P. Callaghan	60	Chief Operating Officer, Executive Vice President and Director
Marcia H. Kendrick	52	Chief Financial Officer, Executive Vice President, Assistant Secretary and Treasurer
JoAnn Lippman	60	General Counsel, Senior Vice President and Secretary
Stephen G. Hallows	59	Health Safety Security Environment & Sustainable Development Senior Vice President
David A. Richard	55	President-Olympic Seismic Ltd.
Randall A. Sides	46	President-Seitel Data, Ltd.
Allison A. Bennington	49	Director
Ryan M. Birtwell	30	Director
Dalton J. Boutte	58	Director
Kyle N. Cruz	37	Director
Jay H. Golding	67	Director
John E. Jackson	54	Director
Daniel R. Osnoss	31	Director
Gregory P. Spivy	44	Chairman of the Board of Directors

Robert D. Monson has been our President and Chief Executive Officer and one of our directors since December 15, 2004. He previously served as our Chief Financial Officer from May 10, 2004 until December 15, 2004 and served as Secretary from August 31, 2004 until December 15, 2004. Mr. Monson has over 25 years of experience in the oil and gas industry, including over 12 years in the international seismic industry. Prior to joining Seitel, he served in various capacities with Schlumberger Limited (“Schlumberger”), a New York Stock Exchange, Inc. listed company, since 1985. In his last position with Schlumberger, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations. Since May 2011, Mr. Monson has also served on the board of Seitel Holdings, Inc. (“Holdings”). Mr. Monson’s qualifications to serve on our board of directors (the “Board”) include his long tenure as one of our directors, as well as his extensive background in the oil and gas industry and his many years of business experience.

Kevin P. Callaghan has been our Chief Operating Officer and Executive Vice President since June 2002 and one of our directors since January 2010. Since joining Seitel in 1995, Mr. Callaghan has held various positions with Seitel Data, Ltd. and

Olympic Seismic, Ltd., both wholly-owned subsidiaries. He has been Executive Vice President of Seitel Data, Ltd. since May 2003 and has been Executive Vice President of Olympic Seismic Ltd. since December 2004. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his last position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005. Since May 2011, Mr. Callaghan has also served on the board of Holdings. Mr. Callaghan’s extensive seismic industry experience and his various operational and management positions bring valuable managerial and corporate governance skills to the full Board.

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

JoAnn Lippman joined Seitel as our General Counsel, Senior Vice President and Secretary in February 2012, bringing to Seitel more than 25 years of legal experience and expertise.  Prior to joining Seitel, Ms. Lippman served as General Counsel, Head of Legal Affairs-North America for CGG, a leading global seismic geophysical company, which she joined in 2006.  Prior to going in-house, Ms. Lippman was in private practice from 1995 to 2006 with the law firm Haynes & Boone, LLP, which included Ms. Lippman and other members of Verner, Liipfert, Bernhard, McPherson and Hand, Chartered when the two firms partially merged in 2001.

Stephen G. Hallows joined Seitel in April 2013 as our Health Safety Security Environment & Sustainable Development Senior Vice President. For the past two years, Mr. Hallows has held the title of HSSE Specialist, Western Hemisphere at BP America Inc., Subsurface (“BP”), an oil and gas exploration company. Prior to joining BP, Mr. Hallows held a number of strategic health, safety and environmental (“HSE”) positions with CGGVeritas, now known as CGG, a leading global provider of seismic services. These positions included Group Senior Vice President, Sustainable Development and Health Safety Environment (SD & HSE) and Vice President QHSES. Prior to his 11 year tenure with CGG, Mr. Hallows served as Principal OHS Advisor for Santos Limited, an Australian hydrocarbon production company. Mr. Hallows’ international industry experience also includes service as a geophysical and HSE consultant/manager with hydrocarbon exploration companies including Geophysical Consultants Limited in Axminster, UK, and Geosource/Halliburton Geophysical Services.

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

Ryan M. Birtwell, CFA, has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. He is a Partner at VA Partners, having joined in June 2004.  He received a B.A. from Middlebury College in 2004 and is a CFA charterholder. Mr. Birtwell’s qualifications to serve on our Board include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

Dalton J. Boutte has been one of our directors and one of Holdings’ directors since July 2011. He retired from Schlumberger in February 2013 after 32 years of service. Most recently, he was Executive Vice President from 2004 to 2010, and President of WesternGeco, Schlumberger's seismic data services subsidiary, from 2003 to 2009.  Prior to this, he was worldwide Vice President of Operations for Schlumberger's Oilfield Services from 2001 to 2003 and President of Europe/Africa/CIS from 2000 to 2001. Mr. Boutte’s qualifications to serve on our Board include his extensive and varied experience in the seismic industry.

Kyle N. Cruz has been one of our directors and one of Holdings’ directors since May 2011. Mr. Cruz joined Centerbridge Partners, L.P. in 2007 and is a Senior Managing Director. He currently focuses on investments in the Industrials, Media, Telecom & Technology and Energy & Power sectors.  Prior to joining Centerbridge Partners, L.P., Mr. Cruz was a Vice President at Diamond Castle Holdings ("Diamond Castle"), a private equity firm founded by former senior professionals of DLJMB.  Prior to Diamond Castle, Mr. Cruz had worked as an Associate at DLJMB and J.W. Childs Associates, a Boston-based private equity firm. Mr. Cruz began his career as an Analyst in the Mergers & Acquisitions department of Goldman Sachs. Mr. Cruz serves on the Boards of Directors of Patriot Container Corp., Aquilex Holdings LLC, and Penhall Holding Company. Mr. Cruz’s qualifications to serve on our Board include his experience as a director of other companies, his advisory experience with Centerbridge Partners, L.P.’s investments as well as his extensive financial services industry experience generally.

Jay H. Golding has been one of our directors since April 2007 and one of Holdings’ directors since May 2011. He was also previously one of our directors from December 2004 until February 2007. Mr. Golding currently serves as President of Port Chester Industries, a privately held merchant banking entity. From 1981 to 1989, he served as either president or chairman and chief executive officer of Hi-Port Industries. Mr. Golding serves on the boards of multiple privately held companies and is a former director of publicly traded companies Sterling Electronics, Data Transmission Network Corp. and Falcon Oil & Gas. Mr. Golding serves on the board of the Congregation Beth Israel as well as other non-profit organizations. Mr. Golding’s qualifications to serve on our Board include his varied experience as a director on the boards of several private companies, his financial literacy and his extensive business experience in the financial industry.

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

Daniel R. Osnoss has been one of our directors and one of Holdings’ directors since May 2011. Mr. Osnoss joined Centerbridge Partners, L.P. in 2009 and is a Principal.  He focuses on investments in a variety of industry sectors. Prior to joining Centerbridge Partners, L.P., Mr. Osnoss was an Associate at Berkshire Partners LLC (“Berkshire”), a private equity firm from 2005 to 2007.  Prior to Berkshire, he was an Investment Banking Analyst in the Leveraged Finance Group at Goldman Sachs from 2003 to 2005.  Mr. Osnoss graduated with a B.A. in Economics, summa cum laude, Phi Beta Kappa from Yale College in 2003.  He received his M.B.A with distinction from the Harvard Business School in 2009. Mr. Osnoss serves on the Boards of Directors of Champion Enterprises Holdings, LLC, and Culligan Newco Ltd. Mr. Osnoss’ qualifications to serve on our Board include his extensive experience in the financial services industry, together with his advisory experience with Centerbridge Partners, L.P’s investments.

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

Board Composition

The Board is composed of ten directors. Each director serves for annual terms until his or her successor is elected and qualified. We do not have a standing nominating committee, as decisions related to the composition of the Board are made pursuant to the terms of the Securities Holders Agreement described under “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Due to this, and due to the fact that we are a wholly-owned subsidiary of Holdings, there is no need for policies or procedures regarding the recommendations of security holders for nominees to the Board.

Committees of the Board of Directors

Although we are a privately owned company that is not required to have a formal compensation committee in place, our compensation decisions have been made by a committee consisting of two members of the Board, Messrs. Spivy and Cruz. This committee is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2012.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The compensation committee of the Board (the "Committee") is empowered to review and approve the annual compensation and compensation structure of our executive officers and management compensation generally. The Committee approves and recommends to the Board the compensation for all executive officers and does not delegate any of its functions to others. The Chief Executive Officer, however, makes recommendations to both the Committee and the Board with respect to the compensation of the Company's senior management (other than with respect to the Chief Executive Officer).

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our stockholders. In 2012, the total compensation program for our executive officers consisted of five primary components:  base salary, annual cash incentive bonuses, equity awards under the Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan (the "Holdings 2012 Stock Option Plan") and the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, as amended (the "Holdings 2007 Stock Option Plan"), long-term cash incentive bonuses under the Long-Term Incentive Plan (the “LTIP”) and perquisites/personal benefits. While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2012 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives.  Furthermore, the Committee does not target a specified percentage of compensation as short-term or long-term compensation, or cash or equity-based compensation.

The disclosure that follows relates to the compensation of our Chief Executive Officer, our Chief Financial Officer and our three highest compensated executive officers during 2012 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals throughout the disclosure as our “named executive officers." This disclosure contains statements regarding certain performance targets and goals we have used or may use to determine appropriate compensation. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management's expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

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

Compensation Elements

As described above, during 2012, the compensation of our named executive officers consisted of five primary elements: base salary, annual cash incentive bonuses, equity awards, long-term cash incentive bonuses and perquisites/personal benefits. Each of these elements of compensation is described in detail below. 2012 base salaries and bonus opportunities for the named executive officers were determined pursuant to the terms of their employment agreements with the Company.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. During 2012, the base salaries for the named executive officers were determined in accordance with the terms of their employment agreements, which allows for increases by the Board or the Committee. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives. Effective as of January 1, 2013, the base salaries of the named executive officers were increased as follows: Mr. Monson ($648,900 to $668,000); Ms. Kendrick ($309,000 to $319,000); Mr. Callaghan ($482,040 to $497,000); Mr. Sides ($309,000 to $319,000); and Mr. Richard ($313,635 (CAD) to $323,000 (CAD)). These increases were made in recognition of the named executive officers contributions to the Company, as well as to provide a cost-of-living increase to the named executive officers.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer's bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn the “maximum bonus.” The percentages of base salary payable to each named executive officer with respect to 2012 performance under the “threshold bonus,” the “target bonus” and the “maximum bonus” are set forth in the table below.

	Threshold	Target	Maximum
Name	Bonus %	Bonus %	Bonus %
Mr. Monson	0%	100%	158%
Ms. Kendrick	0%	70%	110%
Mr. Callaghan	0%	80%	120%
Mr. Sides	0%	70%	110%
Mr. Richard	0%	70%	110%

The “target” and “maximum” bonus opportunities for Mr. Callaghan represent an increase from 2011 (70% and 110%, respectively) in recognition of his contributions to the Company.

For 2012, the Committee determined that the annual bonus for Messrs. Monson and Callaghan and Ms. Kendrick would be based on Cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Key Performance Financial Measures, Cash EBITDA” in our Annual Report on Form 10-K for the year ended December 31, 2012 before consideration of 2012 bonus expense (“Cash EBITDA before bonus”). The Committee determined that 50% of Mr. Sides’ annual bonus would be based on Cash EBITDA before bonus and 50% would be based on “U.S.” Cash EBITDA before bonus, a component of Cash EBITDA before bonus generated solely by our U.S. operations. The Committee determined that 50% of Mr. Richard’s annual bonus would be based on Cash EBITDA before bonus and 50% would be based on “Canadian” Cash EBITDA before bonus, a component of Cash EBITDA before bonus generated solely by our Canadian operations. In establishing these performance measures, the Committee determined that Cash EBITDA before bonus was an appropriate performance goal because it reflects the level of cash generated by the Company available for debt service and growing the business. The Committee determined that it was appropriate to base a portion of the annual bonus for Mr. Sides on U.S. Cash EBITDA before bonus because his job responsibilities are primarily directed towards the Company’s U.S. operations. The Committee determined that it was appropriate to base a portion of the annual bonus for Mr. Richard on Canadian Cash EBITDA before bonus because his job responsibilities are primarily directed towards the Company’s Canadian operations.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for each performance goal. Where the level achieved under a financial performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation (specifically, if performance exceeds target but is less than maximum, the bonus equals the target bonus, plus the product of (x) the difference between the maximum bonus and the target bonus and (y) a fraction, the numerator of which equals the excess of actual performance over target performance and the denominator of which equals the excess of the maximum performance goal over the target performance goal). No bonuses are payable with respect to a performance goal if the level of performance attained is below the threshold level. The chart below contains the threshold, target and maximum performance goals established by the Committee for 2012 under our annual incentive plan for each performance measure (in thousands):

Performance Measure	Threshold	Target	Maximum
Cash EBITDA before bonus	$112,000	$124,500	$137,000
U.S. Cash EBITDA before bonus	80,064	89,000	97,936
Canadian Cash EBITDA before bonus	31,936	35,500	39,064

During 2012, the Company achieved Cash EBITDA before bonus, U.S. Cash EBITDA before bonus and Canadian Cash EBITDA before bonus of $117.7 million, $88.3 million and $29.5 million, respectively. Accordingly, each of the named executive officers received the 2012 bonuses (in U.S. dollars) set forth in the "Summary Compensation Table" in the column entitled “Non-Equity Incentive Plan Compensation.” The bonuses for fiscal year 2012 were paid in February 2013.

Equity-Based Compensation

In May 2012, Holdings, our parent company, adopted the Holdings 2012 Stock Option Plan. The purpose of the Holdings 2012 Stock Option Plan is to provide incentives to present and future employees through the grant of common stock options. Each named executive officer received a grant of non-qualified stock options under the Holdings 2012 Stock Option Plan on May 1, 2012 at an exercise price of $258.37 per share as follows:

Name	Number of Options Granted
Mr. Monson	9,000
Ms. Kendrick	4,500
Mr. Callaghan	6,800
Mr. Sides	4,500
Mr. Richard	4,500

The options issued in 2012 under the Holdings 2012 Stock Option Plan provide for the options to be vested in three different tranches:

•
one-third of the total grant vests 20 percent on each anniversary of the grant date for five years provided the employee has provided continued service through the vesting date (the "Time-Based Portion");

•	one-third of the total grant vests based on achieving the first level of shareholder return on investment (the "First Level Portion"); and

•	one-third of the total grant vests based on achieving the second level of shareholder return on investment (the "Second Level Portion").

The First Level Portion will become vested based on ValueAct Capital and certain of its affiliates and Centerbridge Partners, L.P. and certain of its affiliates realizing both (x) a 2x cash on cash (or equivalent) return on their investment in securities in Holdings (based on the value of such investment as of, and future investments made after, May 23, 2011) and (y) an internal rate of return with respect to their securities in Holdings since May 23, 2011 of at least 15%.  If only one of ValueAct Capital and its affiliates or Centerbridge Partners, L.P. and its affiliates achieves their cash on cash and internal rate of return goals, then the First Level Portion will vest in a percentage equal to the ownership interest of the applicable investor as of May 23, 2011. The Second Level Portion vests in the same manner as the First Level Portion, except that the cash on cash and internal rate of return goals are 2.5x and 20%, respectively.

As a condition to vesting with respect to the First Level Portion and the Second Level Portion, continued employment is required on the date on which the vesting determination is made (which is generally any date on which there is an inflow or outflow of cash in respect of securities held by ValueAct Capital and certain of its affiliates or Centerbridge Partners, L.P. and certain of its affiliates).  However, if the optionholder's employment is terminated without cause, then a specified percentage of both the First Level Portion and the Second Level Portion will remain outstanding for six months following such termination and will be eligible to vest as if no termination of employment had occurred.

Generally, the vested portion of any such options will remain exercisable following termination of employment for (i) up to one year in the case of termination due to death or disability, (ii) up to 90 days in the case of a termination without cause and

(iii) up to 30 days in the event of a voluntary termination by the optionee.  Special post-termination exercise periods may apply with respect to the First Level Portion and the Second Level Portion.   Furthermore, upon a termination of employment, common stock acquired upon the exercise of such options are subject to repurchase as provided in the Securities Holders Agreement.

Holdings also maintains the Holdings 2007 Stock Option Plan and the Holdings Amended and Restated 2008 Restricted Stock and Restricted Stock Units Plan (the “Holdings Restricted Stock Plan”). The Holdings Restricted Stock Plan was amended and restated in 2012 to make certain modifications to reflect changes to Holdings' ownership structure and governing documents. Pursuant to the terms of these plans, our key employees and non-employee directors are eligible to receive awards of stock options, restricted stock and restricted stock units. No equity-based awards were granted to the named executive officers during 2012 under the Holdings 2007 Stock Option Plan or the Holdings Restricted Stock Plan.

See "Grants of Plan-Based Awards Table" below for more on the stock options granted under the Holdings 2012 Stock Option Plan.

Long-Term Incentive Bonuses

In 2011, we adopted the Long-Term Incentive Plan (“LTIP”), which was approved by the Board on January 31, 2011. Under the LTIP, our named executive officers, as well as other participants, were eligible to receive additional cash bonuses from a bonus pool based on the Company's achievement of target levels of Cash EBITDA before bonuses related to the LTIP less net cash capital expenditures (“Fiscal Year Net Cash”) over a three year period. Although the LTIP was formally adopted in 2011, the LTIP and the applicable targets under the LTIP for the 2010 fiscal year were selected in 2010 prior to the formalization of the LTIP. In 2012, the Board suspended new awards under the LTIP because 2012 long-term compensation was granted to the named executive officers under the Holdings 2012 Stock Option Plan. However, the LTIP established for 2010 and 2011 remained in place, with payouts for the 2010-2012 performance period being made in January 2013 and payouts for the 2011-2013 performance period scheduled to be paid in 2014.

The bonus pool for each three-year bonus period under the LTIP equals 15% of the difference between the Company's actual Fiscal Year Net Cash for the first year of the bonus period and the target Fiscal Year Net Cash for such year. Each participant's bonus under the LTIP for a three-year bonus period equals the product of (x) the total bonus pool for such bonus period and (y) the ratio of the participant's target bonus under our annual cash incentive plan for the first fiscal year of the bonus period to the aggregate target bonuses of all participants under our annual cash incentive plan for the first fiscal year of the bonus period, provided that each participant's bonus for the three year bonus period is limited to his or her target bonus under our annual cash incentive plan for the first fiscal year of the bonus period.

One-third of the bonus, if any, determined as provided above for a three-year bonus period is earned immediately upon completion of the first year of the bonus period, one-third of such bonus is earned if the cumulative Fiscal Year Net Cash after the first two years of the bonus period equals or exceeds the cumulative target Fiscal Year Net Cash for such two-year period and one-third of such bonus is earned if the cumulative Fiscal Year Net Cash during the entire bonus period equals or exceeds the cumulative target Fiscal Year Net Cash for the entire bonus period. If the cumulative Fiscal Year Net Cash after two or three years does not equal or exceed target cumulative Fiscal Year Net Cash for years two or three of the bonus period, respectively, then the portion of the bonus scheduled to be earned for such period will be forfeited. Bonuses earned under the LTIP will be paid within 60 days following the end of the three year bonus period, provided that the participant remains employed on such date. If a participant in the LTIP is not employed on such date for any reason, the bonus applicable to such individual will be forfeited.

As described in our Annual Report on Form 10-K for the year ended December 31, 2010 (as amended), due to our 2010 performance, the bonus for each participant under the LTIP for the 2010-2012 bonus period was fully earned in 2010 (with payment having been made to the named executive officers in early 2013). Accordingly, no portion of the 2010-2012 bonus period LTIP was earned in 2011 or 2012.

The year one Fiscal Year Net Cash target under the LTIP for the three-year bonus period commencing in 2011 (the “2011 Plan Year”) was $32,640,000. The Company's 2011 actual results exceeded the goal resulting in a bonus pool for eligible participants for the 2011 Plan Year of approximately $1,796,000. One-third of the bonus pool, or approximately $599,000, was earned in 2011 and will be paid during the first two months of 2014, subject to continued employment with the Company on such date. Because the Company's cumulative actual Fiscal Year Net Cash for 2011-2012 was less than the pre-established cumulative target Fiscal Year Net Cash for 2011-2012, one-third of the bonus pool for the 2011 Plan Year, or approximately $599,000, was forfeited in 2012. The remaining one-third of the 2011 Plan Year bonus pool, or approximately

$599,000, will be earned if the Company's cumulative actual Fiscal Year Net Cash for 2011-2013 exceeds the pre-established cumulative target Fiscal Year Net Cash for 2011-2013.

Each named executive officer's share of the 2011 Plan Year bonus pool, as well as the portion of such share (i) earned in 2011, (ii) forfeited during 2012 and (iii) eligible to be earned in 2013, is as follows:

Name	Share of 2011 Plan Year Bonus Pool	Bonus Earned in 2011	Forfeited Bonus in 2012	Bonus Available to be Earned in 2013
Mr. Monson	$500,796	$166,932	$166,932	$166,932
Ms. Kendrick	166,932	55,644	55,644	55,644
Mr. Callaghan	260,412	86,804	86,804	86,804
Mr. Sides	166,932	55,644	55,644	55,644
Mr. Richard	166,602	55,534	55,534	55,534

Other Benefits and Perquisites

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada.

For 2012, we provided named executive officers with perquisites and other personal benefits that we and the Committee believed to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Named executive officers were provided with company-paid life insurance. Mr. Richard also receives certain automobile related allowances.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2012, are included in the Summary Compensation Table below.

Employment and Severance Arrangements

Each of the named executive officers is party to an employment agreement with the Company that provides certain severance benefits in the event of a termination of the named executive officer’s employment in limited circumstances. The employment agreements with Ms. Kendrick and Messrs. Sides and Richard were entered into on February 15, 2012.
These employment agreements, including the severance provisions, are described below in “Potential Payments Upon Termination of Employment or Change in Control.”

In addition, each of our named executive officers is entitled to receive payment of his or her vested restricted stock units in the event of disability or any termination of employment, and is entitled to receive accelerated vesting of his or her unvested stock options other than those granted under the Holdings 2012 Stock Option Plan (those stock options not granted under the Holdings 2012 Stock Option Plan, the "Non-2012 Stock Options") in the event of certain terminations of employment. For more on these arrangements, see “Potential Payments upon Termination of Employment or Change in Control” below.

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

Compensation Committee Interlocks and Insider Participation

None of the current members of the Board serving on the Committee are or have been at any time one of the Company’s officers or employees. None of the Company’s executive officers currently serves, or have served during the last completed fiscal year, as a member of the compensation committee of an entity that has one or more executive officers serving as a member of the Board. Two of the Company’s executive officers, Mr. Monson and Mr. Callaghan, serve on the board of directors of Holdings, and Mr. Spivy, one of the members of the Board currently serving on the Committee, is the President and a director of Holdings.

Compensation Committee Report

The members of the Board currently serving on the Committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, have recommended to the Board that the Compensation Discussion and Analysis be included in this annual report. The Board members serving as the Committee:

Gregory P. Spivy
Kyle N. Cruz

Summary Compensation Table

						Non-Equity
						Incentive
						Plan	All Other
Name and					Option	Compen-	Compen-
Principal Position	Year	Salary ($)	Bonus ($)		Awards ($) (1)	sation ($) (2)	sation ($) (3)	Total ($)
Robert D. Monson, President and Chief Executive Officer	2012	648,900	—		849,150	297,663	12,282	1,807,995
	2011	630,000	—		—	1,142,219	12,032	1,784,251
	2010	567,000	—		496,067	1,625,400	12,032	2,700,499

Marcia H. Kendrick, Chief Financial Officer and Executive Vice President	2012	309,000	—		424,575	99,221	11,802	844,598
	2011	297,083	75,000	(4)	—	375,894	11,552	759,529
	2010	295,000	—		313,686	531,000	11,552	1,151,238

Kevin P. Callaghan, Chief Operating Officer and Executive Vice President	2012	482,040	—		641,556	176,897	12,834	1,313,327
	2011	468,000	—		—	591,300	12,032	1,071,332
	2010	421,200	—		165,356	842,400	12,032	1,440,988

Randall A. Sides, President Seitel Data, Ltd.	2012	309,000	—		424,575	148,986	8,860	891,421
	2011	294,167	—		—	337,858	8,490	640,515
	2010	272,500	—		66,148	502,750	64,160	905,558

David A. Richard, President Olympic Seismic (5)	2012	313,823	—		424,575	50,385	19,286	808,069
	2011	308,855	—		—	391,874	19,444	720,173
	2010	274,881	—		55,186	430,119	18,531	778,717

(1)
These amounts represent the grant date fair value of stock options granted by Holdings during 2012 (as well as 2010 for Ms. Kendrick only) and the incremental compensation cost associated with the May 2010 stock option re-pricing, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.   The grant date fair value and the incremental compensation cost of the options that vest only upon continued service were estimated using the Black-Scholes option pricing model.  The grant date fair value of the portion of the options containing both a market and a service condition were valued by using the Monte Carlo simulation method.  For a discussion of valuation assumptions, see "Note H - Stock-Based Compensation" in the Notes to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.  The amounts disclosed in 2012 in the “Option Awards” column assume the maximum achievement of the performance goals under the 2012 stock options.

(2)
Includes (x) for 2012, 2011 and 2010, the performance-based cash bonus earned pursuant to the annual incentive plan and (y) for 2011 and 2010 the long-term incentive bonuses earned under the LTIP in 2010 and 2011, respectively. Under the LTIP, no portion of the bonus for the 2010-2012 bonus period was earned in 2011 or 2012 and no portion of the bonus for the 2011-2013 bonus period was earned in 2012.

(3)
See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of perquisites and other personal benefits in the Compensation Discussion and Analysis section above for an explanation of these benefits.

(4)
Ms. Kendrick received a $75,000 discretionary cash bonus related to the successful completion of the May 2011 minority equity investment in Seitel by Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P. "Centerbridge").

(5)
Mr. Richard’s salary, performance-based cash bonus pursuant to the annual incentive plan and “all other compensation” denominated in Canadian dollars were converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2012, 2011 and 2010 (as applicable). Option awards are in U.S. dollars and required no conversion. Mr. Richard’s long-term incentive bonus under the LTIP denominated in Canadian dollars was converted to U.S. dollars based on the year-end 2011 and 2010 exchange rates (as applicable).

Details of All Other Compensation

		Automobile	401(k) or RRSP
	Life Insurance	Related	Matching
Name	Premiums (1)	Allowances (1)	Contributions
Robert D. Monson	$1,032	$—	$11,250
Marcia H. Kendrick	552	—	11,250
Kevin P. Callaghan	1,584	—	11,250
Randall A. Sides	360	—	8,500
David A. Richard	—	11,781	7,505

(1)
Messrs. Monson, Callaghan and Sides and Ms. Kendrick were entitled to life insurance coverage during 2012 which, when combined with the $50,000 of minimum coverage the Company provided to all U.S. employees totaled $250,000. Accordingly, Messrs. Monson, Callaghan and Sides and Ms. Kendrick had $200,000 in supplemental life insurance protection during 2012. Mr. Richard, as well as all of the Company’s Canadian employees, was entitled to life insurance coverage equal to three times annual salary to a maximum of $200,000 (Canadian). In addition, Mr. Richard is entitled to an annual car and parking allowance in the amount of $11,773 (Canadian). The amounts reported in the table above for Mr. Richard were converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2012.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2012 under the annual incentive plan and summarizes the grants of stock options during 2012 to the named executive officers under the Holdings 2012 Stock Option Plan.

								All Other		Grant
								Option		Date
								Awards;	Exercise	Fair
		Estimated Future Payouts			Estimated Future Payouts			Number of	or Base	Value
		Under Non-Equity Incentive			Under Equity			Securities	Price of	of Stock
		Plan Awards (1)			Incentive Plan Awards (1)			Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date (2)	($) (3)	($) (3)	$ (3)	(#)	(#)	(#)	(#)	($/Sh)	($)
Robert D. Monson		—	648,900	1,025,262
	5/1/2012				3,000	3,000	6,000		258.37	495,510
	5/1/2012							3,000	258.37	353,640

Marcia H. Kendrick		—	216,300	339,900
	5/1/2012				1,500	1,500	3,000		258.37	247,755
	5/1/2012							1,500	258.37	176,820

Kevin P. Callaghan		—	385,632	578,448
	5/1/2012				2,267	2,267	4,534		258.37	374,440
	5/1/2012							2,266	258.37	267,116

Randall A. Sides		—	216,300	339,900
	5/1/2012				1,500	1,500	3,000		258.37	247,755
	5/1/2012							1,500	258.37	176,820

David A. Richard (4)		—	219,676	345,205
	5/1/2012				1,500	1,500	3,000		258.37	247,755
	5/1/2012							1,500	258.37	176,820

(1)
The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of potential payouts. With respect to the Equity Incentive Plan Awards columns, there is no threshold or target payout. However, the amounts disclosed in the “Threshold” and “Target” columns represent the number of options that would be earned if only the first level of cash on cash and internal rate of return targets are achieved, and the amount disclosed in the “Maximum” column represents the number of options that would be earned if the second level of cash on cash and internal rate of return targets are achieved.

(2)
Only one equity award was granted to each named executive officer in 2012. However, for purposes of this table, each such award has been disclosed as two separate awards - one that becomes vested based on the passage of time and one that becomes earned based on the achievement of performance metrics.

(3)
Represents the range of payouts under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis.” The bonus amounts earned for 2012 are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(4)	Mr. Richard’s range of payouts under the annual incentive plan was converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2012.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2012 for each of the named executive officers.

				Equity
				Incentive Plan
				Awards:
	Number	Number		Number
	of Securities	of Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unearned		Option	Option
	Options	Options		Unexercised		Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable		Options (#)		Price ($)	Date
Robert D. Monson	32,787	—				193.13	02/15/2017
Robert D. Monson	—	3,000	(1)	6,000	(2)	258.37	05/01/2022
Marcia H. Kendrick	4,372	—				193.13	02/15/2017
Marcia H. Kendrick	2,625	2,625	(3)			193.13	05/03/2020
Marcia H. Kendrick	—	1,500	(1)	3,000	(2)	258.37	05/01/2022
Kevin P. Callaghan	10,929	—				193.13	02/15/2017
Kevin P. Callaghan	—	2,266	(1)	4,534	(2)	258.37	05/01/2022
Randall A. Sides	4,372	—				193.13	02/15/2017
Randall A. Sides	—	1,500	(1)	3,000	(2)	258.37	05/01/2022
David A. Richard	3,279	—				193.13	06/30/2018
David A. Richard	—	1,500	(1)	3,000	(2)	258.37	05/01/2022

(1)	The unexercisable options will vest and become exercisable in five equal increments on May 1, 2013; May 1, 2014; May 1, 2015; May 1, 2016 and May 1, 2017.

(2)	These options will become earned and vested based on the achievement of certain cash on cash and internal rate of return targets, as described above in the Section “Equity-Based Compensation.”

(3)	The unexercisable options will vest and become exercisable in two equal increments on May 3, 2013 and May 3, 2014.

Non-Qualified Deferred Compensation

	Aggregate	Aggregate
	Earnings in Last	Balance at Last
Name	Fiscal Year	Fiscal Year End (1)
Robert D. Monson	$—	$165,098
Marcia H. Kendrick	—	41,339
Kevin P. Callaghan	—	88,879
Randall A. Sides	—	49,607

(1)
The following portion of the amounts described in the “Aggregate Balance at Last FYE” column were reported in our Summary Compensation Table (2008) for the named executive officers: Mr. Monson - $164,862; Ms. Kendrick - $41,280; Mr. Callaghan - $88,752; and Mr. Sides - $49,536.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan except for Mr. Richard whose employment with the Company began after the restricted stock units issuance. The value of those restricted stock units as of December 31, 2012 is set forth in the table above. Because there was no change in the value of the restricted stock units during 2012, no amount is reported in the "Aggregate Earnings in Last Fiscal Year" column above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment, death, disability or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2012, Messrs. Monson, Callaghan and Sides and Ms. Kendrick were credited with 639, 344, 192 and 160 restricted stock units, respectively.

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

Potential Payments upon Termination of Employment or Change in Control

In 2007, we entered into employment agreements with Messrs. Monson and Callaghan. In February 2012, we entered into employment agreements with Ms. Kendrick and Messrs. Sides and Richard. These employment agreements provide for certain payments upon termination of employment as described below. In addition, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, death, disability or a change in control, and is entitled to receive accelerated vesting of his or her Non-2012 Stock Options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, death, disability or change in control, in any case, on December 31, 2012, is set forth in the “Aggregate Balance at Last FYE” column in the Non-Qualified Deferred Compensation Table above.

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

Upon a termination without cause or a resignation by Mr. Monson with or without good reason following a change in control, Mr. Monson would be entitled to receive three times his base salary and target bonus payable in a lump sum, all of his Non-2012 Stock Options would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination without cause, or resignation by Mr. Monson for good reason prior to a change in control, he would receive two times his base salary plus target bonus payable in a lump sum, all of his Non-2012 Stock Options would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Monson’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his unvested Non-2012 Stock Options would vest in full. Upon a termination of Mr. Monson’s employment for death, all of his unvested Non-2012 Stock Options would vest in full. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Monson is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Marcia H. Kendrick

On February 15, 2012, the Company entered into an employment agreement with Ms. Kendrick that was immediately effective. The agreement provides for Ms. Kendrick to continue as our Chief Financial Officer for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provided an initial annual base salary of $309,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of her base salary under the Company’s annual incentive plan.

Upon a termination without cause prior to or following a change in control or a resignation by Ms. Kendrick with good reason following a change in control, Ms. Kendrick would be entitled to receive one times her base salary payable in a lump sum and all of her Non-2012 Stock Options would immediately vest. Upon a resignation by Ms. Kendrick for good reason prior to a change in control, she would receive one times her base salary payable in a lump sum. Upon a termination of Ms. Kendrick’s employment due to death, all of her Non-2012 Stock Options would immediately vest. Upon a termination of Ms. Kendrick’s employment for disability, she would be entitled to receive her base salary through the earlier of the end of the term of her employment agreement or one year, reduced by disability insurance payments, if any, received by her, and all of her Non-2012 Stock Options would immediately vest. In addition, Ms. Kendrick is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by her. Receipt of severance benefits is contingent upon the execution of a release of claims. Ms. Kendrick is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Upon a termination without cause or a resignation by Mr. Callaghan for good reason before a change in control and upon a termination without cause or a resignation by Mr. Callaghan with or without good reason following a change in control, Mr. Callaghan would be entitled to receive two times his base salary payable in a lump sum, all of his Non-2012 Stock Options would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Callaghan’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his unvested Non-2012 Stock Options would vest in full. Upon a termination of Mr. Callaghan’s employment for death, all of his unvested Non-2012 Stock Options would vest in full. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Callaghan is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Sides with good reason following a change in control, Mr. Sides would be entitled to receive one times his base salary payable in a lump sum and all of his Non-2012 Stock Options would immediately vest. Upon a resignation by Mr. Sides for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum. Upon a termination of Mr. Sides’ employment due to death, all of his Non-2012 Stock Options would immediately vest. Upon a termination of Mr. Sides’ employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his Non-2012 Stock Options would immediately vest. In addition, Mr. Sides is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Sides is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Richard with good reason following a change in control, Mr. Richard would be entitled to receive one times his base salary payable in a lump sum and all of his Non-2012 Stock Options would immediately vest. Upon a resignation by Mr. Richard for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum. Upon a termination of Mr. Richard’s employment due to death, all of his Non-2012 Stock Options would immediately vest. Upon a termination of Mr. Richard’s employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his Non-2012 Stock Options would immediately vest. In addition, Mr. Richard is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Richard is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meaning in Mr. Richard’s employment agreement as they do in Ms. Kendrick’s employment agreement, as described above.

The following table sets forth the cash and in-kind payments and benefits to which the named executive officers would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2012. Such table also includes the value that each named executive officer would receive upon the vesting of his or her unvested Non-2012 Stock Options, if any, upon a termination of employment or change in control.

				Supplemental
			Medical	Life
			and Dental	Insurance	280G
Mr. Monson	Severance		Benefits (1)	Benefits (2)	Gross-Up	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,595,600		$6,139	$—	$—	$2,601,739
Termination without Cause or with or without Good Reason, in either case, following a Change in Control	3,893,400		6,139	—	—	3,899,539
Death	—		—	200,000	—	200,000
Disability	118,320	(3)	—	—	—	118,320
Change in Control	—		—	—	—	—

					Supplemental
	Pro-Rata			Value of	Life
	Termination			Accelerated	Insurance
Ms. Kendrick	Bonus (5)	Severance		Options (6)	Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$99,221	$309,000		$171,255	$—	$579,476
Termination with Good Reason, prior to a Change in Control	99,221	309,000		—	—	408,221
Death	99,221	—		171,255	200,000	470,476
Disability	99,221	309,000	(3)	171,255	—	579,476
Change in Control	—	—		171,255	—	171,255

				Supplemental
			Medical	Life
			and Dental	Insurance
Mr. Callaghan	Severance		Benefits (1)	Benefits (2)	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control; termination without Cause or with or without Good Reason, in either case, following a Change in Control	$964,080		$12,213	$—	$976,293
Death	—		—	200,000	200,000
Disability	82,367	(3)	—	—	82,367
Change in Control	—		—	—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Mr. Sides	Bonus (5)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$148,986	$309,000		$—	$457,986
Termination with Good Reason, prior to a Change in Control	148,986	309,000		—	457,986
Death	148,986	—		200,000	348,986
Disability	148,986	309,000	(3)	—	457,986
Change in Control	—	—		—	—

	Pro-Rata
	Termination
Mr. Richard	Bonus (4), (5)	Severance (4)		Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$50,613	$315,243		$365,856
Termination with Good Reason, prior to a Change in Control	50,613	315,243		365,856
Death	50,613	—		50,613
Disability	50,613	315,243	(3)	365,856
Change in Control	—	—		—

(1)
For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company's cost of the coverage elected by the named executive officer as of December 31, 2012, less the employee's required contribution for such coverage.

(2)	Represents supplemental life insurance benefits not made available to all U.S. employees.
(3)
Represents (x) continued base salary and annual bonus (based on 2012 actual cash bonus) through the end of the term of the employment agreements (February 14, 2013) for Messrs. Monson and Callaghan and (y) one year of continued base salary for Ms. Kendrick and Messrs. Sides and Richard. The actual amount to be paid would be reduced by disability insurance payments, if any.

(4)	Amounts set forth in this column were converted to U.S. dollars based on the year-end 2012 exchange rate.
(5)	Represents the named executive officers' earned 2012 bonus under our annual incentive bonus plan.
(6)	Represents the estimated spread on Ms. Kendricks' Non-2012 Stock Options as of December 31, 2012.

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

Except as provided above, non-employee members of the Board receive an annual cash retainer of $75,000 per year. The annual cash retainer is paid quarterly in arrears. No additional compensation is paid for serving as a chair or on any additional committees, or for attending Board or committee meetings.

Director Compensation Table

In 2012, we provided the following compensation to directors who were not employees:

	Fees Earned
Name	or Paid in Cash	Total
Allison A. Bennington	$—	$—
Ryan M. Birtwell	—	—
Dalton J. Boutte	75,000	75,000
Kyle N. Cruz	—	—
Jay H. Golding	75,000	75,000
John E. Jackson	75,000	75,000
Daniel R. Osnoss	—	—
Gregory P. Spivy	—	—

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2012.

Director Compensation - Outstanding Options

		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price	Date
Dalton J. Boutte	7/1/2011	1,000	$258.37	7/1/2021
Jay H. Golding	4/24/2007	641	193.13	4/24/2017
Jay H. Golding	6/30/2008	3,970	193.13	6/30/2018
John E. Jackson	8/1/2007	641	193.13	8/1/2017

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings' equity compensation plans as of December 31, 2012.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in first column) (1)
Equity compensation plans approved by security holders	130,787	$216.62	37,623
Equity compensation plans not approved by security holders	—	—	—
Total	130,787	$216.62	37,623

(1)
Of these securities, 9,859 could be issued as stock options under the Holdings 2007 Stock Option Plan, 5,105 could be issued as stock options under the Holdings 2012 Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

Equity compensation plans approved by Holdings’ stockholders include the Holdings 2007 Stock Option Plan, the Holdings 2012 Stock Option Plan and the Holdings Restricted Stock Plan. During 2012, we granted 2,000 non-qualified stock options under the Holdings 2007 Stock Option Plan with an exercise price of $258.37 per share. These options vest 25 percent on each anniversary of the grant date for four years provided continued service and will expire ten years from the grant date. Also during 2012, we granted 43,500 non-qualified stock options under the Holdings 2012 Option Plan with an exercise price of $258.37 per share. One-third of these options will vest 20 percent on each anniversary of the grant date for five years provided the employee has provided continued service; one-third of these options vests on achieving the first level of shareholder return on investment and one-third vests on achieving the second level of shareholder return on investment, with these events defined in the 2012 stock option agreements. All options expire ten years after the date of grant.

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

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, Centerbridge, our management investors, our outside directors and certain former management investors and directors. The following table sets forth certain information regarding the beneficial ownership as of April 22, 2013 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	—	995,430	67.1%
Centerbridge Capital Partners, L.P.	483,803	(4)	—	483,803	32.6%

Named Executive Officers and Directors:
Robert D. Monson	1,115		33,387	34,502	2.3%
Kevin P. Callaghan	672		11,382	12,054	*
Marcia H. Kendrick	184		8,609	8,793	*
Jay H. Golding	641	(5)	4,611	5,252	*
Randall A. Sides	176		4,672	4,848	*
David A. Richard	-		3,579	3,579	*
John E. Jackson	513		641	1,154	*
Dalton J. Boutte	193		200	393	*
Allison A. Bennington	—		—	—	-
Ryan M. Birtwell	—		—	—	-
Kyle N. Cruz	—		—	—	-
Daniel R. Osnoss	—		—	—	-
Gregory P. Spivy	—		—	—	-
All executive officers and directors as a group (15 persons)	3,494		67,997	71,491	4.61%	(6)

*	Indicates less than 1%.

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of April 22, 2013.

(2)	Based on 1,484,154 outstanding shares of Holdings as of April 22, 2013.

(3)
A total of 995,430 shares are owned directly by ValueAct Capital Master Fund, L.P. and may be deemed to be beneficially owned by (i) VA Partners I, LLC as General Partner of ValueAct Capital Master Fund L.P.; (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P.; (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P.; (iv) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC; and (v) ValueAct Holdings GP, LLC as General Partner of ValueAct Holdings, L.P.  Jeffrey W. Ubben, George F. Hamel, Jr. and G. Mason Morfit are members of the Management Board of ValueAct Holdings GP, LLC and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

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

(6)	Includes options to purchase an aggregate of 67,997 shares of common stock that are currently exercisable or exercisable within 60 days of April 22, 2013.

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

Securities Holders Agreement

In May 2011, Centerbridge purchased a minority interest in Holdings (the “Minority Interest Purchase”). In connection with the Minority Interest Purchase, Holdings, ValueAct Capital, Centerbridge and each of the named management investors entered into the Amended and Restated Securities Holders Agreement (the “Securities Holders Agreement”), which contains certain agreements described below with respect to the capital stock and corporate governance of Holdings.

Governance Provisions

The Securities Holders Agreement provides that each stockholder agrees that it shall take all action necessary to ensure that the board of directors of Holdings (the “Holdings Board”) is composed of ten directors.

The Securities Holders Agreement designates the initial members of the Holdings Board and provides that (A) while ValueAct Capital’s ownership percentage in Holdings is greater than or equal to (i) 50%, ValueAct Capital is entitled to designate five members of the Holdings Board (one of whom shall be the chairman of the Holdings Board and two of whom shall be individuals not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (ii) 40% but less than 50%, ValueAct Capital is entitled to designate four members of the Holdings Board (two of whom shall be individuals not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (iii) 25% but less than 40%, ValueAct Capital is entitled to designate three members of the Holdings Board (one of whom shall be an individual not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (iv) 10% but less than 25%, ValueAct Capital shall be entitled to designate two members of the Holdings Board; and (v) 5% but less than 10%, ValueAct Capital shall be entitled to designate one member of the Holdings Board; (B) while Centerbridge’s ownership percentage in Holdings is greater than or equal to (i) 25%, Centerbridge is entitled to designate three members of the Holdings Board (one of whom shall be an individual not employed by or affiliated with Centerbridge or its affiliates or Holdings), provided that for so long as Centerbridge has not transferred any shares, Centerbridge shall be entitled to elect three members of the Holdings Board and clauses (ii) and (iii) of this clause (B) shall not apply; (ii) 10% but less than 25%, Centerbridge is entitled to designate two members of the Holdings Board; (iii) 5% but less than 10%, Centerbridge is entitled to designate one member of Holdings Board; and (C) the management investors as a group are entitled to designate two members of the Holdings Board, one of whom shall be the Chief Executive Officer of Holdings. The Securities Holders Agreement provides that each stockholder agrees that it will not vote any of its stock in favor of the removal of any member of the Holdings Board as designated above unless the stockholder entitled to designate such member of Holdings Board shall have consented to such removal in writing. The Securities Holders Agreement also provides that the Board shall consist of directors designated by the stockholders in proportion to their right to designate members of Holdings Board. No stockholder shall consent in writing or vote or cause to be voted any shares of Holdings common stock currently or in the future owned or controlled by it in favor of any amendment, repeal, modification, alteration or rescission of, or the adoption of any provision in the certificate of incorporation or bylaws of Holdings inconsistent with certain provisions of the Securities Holders Agreement unless the Holdings Board (including at least one member of the Holdings Board designated by Centerbridge) consents in writing thereto.

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

Centerbridge has veto rights over certain material activities and transactions for so long as it maintains a 15% ownership percentage.

Approved Sale

So long as ValueAct Capital ownership percentage in Holdings is greater than or equal to 50%, ValueAct Capital shall have the right, by delivery of a written notice to Holdings and Centerbridge, to elect to require that Holdings be sold to a person or group that is not an affiliate of ValueAct Capital, whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise, or consummate an initial public offering, in each case, if such transaction is effected prior to the fourth anniversary of the Minority Interest Purchase, certain financial conditions have been satisfied, and each stockholder will be obligated to consent to, vote for and raise no objections against, and will waive dissenters and appraisal rights (if any) with respect to, such approved sale, and, as applicable, will sell, exchange, redeem, agree to cancel or otherwise dispose of its securities, options, warrants or other rights relating to Holdings on the terms and conditions approved by ValueAct Capital.

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

Right of First Offer

In the event that ValueAct Capital or Centerbridge desires (i) to sell any common stock of Holdings to a third party or (ii) to cause Holdings to effect an Approved Sale or a Requested Sale (other than a public offering), as applicable, both of which are defined in the Securities Holders Agreement and described above, ValueAct Capital or Centerbridge, as applicable, must provide the other party with the first opportunity to purchase such shares or acquire Holdings on the same terms and conditions applicable to the third party.

Call and Put Options

If a management investor of Holdings is no longer an employee or director, as applicable, of Holdings or any of its subsidiaries for any reason, all of the securities held by that management investor (whether held directly by the management investor or by one or more of his or her affiliates or permitted transferees, other than Holdings, ValueAct Capital or a ValueAct Capital Affiliate, Centerbridge or a Centerbridge affiliate), will be subject to repurchase by ValueAct Capital and Centerbridge, in the first instance, and Holdings, in the second instance, at their option, pursuant to certain terms and conditions set forth in the Securities Holders Agreement. If the repurchase option is not exercised with regard to all applicable securities consisting of common stock or other shares of capital stock of Holdings following a termination, then all, but not less than all, of such remaining securities consisting of common stock or other shares of capital stock of Holdings held by such management investor will be required to be repurchased by ValueAct Capital and Centerbridge, on a pro-rata basis (based upon their respective ownership percentages in Holdings at the time of repurchase), if so elected by such holder (which option may only be exercised with respect to all such securities held by the holder), pursuant to certain terms and conditions set forth in the Securities Holders Agreement.

Tag-along rights

After the first anniversary of the Minority Interest Purchase, neither ValueAct Capital nor Centerbridge nor their respective permitted transferees or assignees, shall sell or otherwise effect the transfer of any common stock or other securities of Holdings, in either one or a series of transactions, to a third-party other than a permitted transferee unless the other stockholders of Holdings at such time are offered an opportunity to participate ratably in such transaction on the same terms as are to be received by the selling stockholder.

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

Transfer Restrictions

Generally, no stockholder or permitted transferee other than ValueAct Capital and Centerbridge may transfer common stock or securities of Holdings, other than in connection with a redemption of shares of common stock or securities of Holdings, unless such transfer is to a person approved in advance in writing by the Holdings Board, and such transfer complies with the notice and other covenants and representations requirements contained in the Securities Holders Agreement.

Each of Centerbridge and ValueAct Capital may in certain circumstances without prior approval of the other, assign their rights under the Securities Holders Agreement in connection with certain material transfers of shares of common stock of Holdings.

Registration Rights Agreement

In connection with the Minority Interest Purchase, Holdings, ValueAct Capital, Centerbridge and each of the management investors named therein entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), which became effective upon consummation of the Minority Interest Purchase. Pursuant to the Registration Rights Agreement, if at any time after an initial public offering of Holdings' common stock, Holdings proposes or is required to register any offer or sale of the common stock of Holdings under the Securities Act of 1933, as amended (“Securities Act”) (subject to certain exceptions), Holdings shall give at least 30 days' prior written notice to all holders of registrable securities. Upon written request by holders within 20 days of such notice, Holdings shall use its best efforts to effect the registration under the Securities Act of the offer and sale of all registrable securities which Holdings has been so requested to register by such security holders, to the extent required to permit the public distribution of such registrable securities subject to such requests and subject to customary cutback provisions; provided, however, that (i) if, any time after giving written notice of its intention to register the offer and sale of shares of common stock and prior to the effective date of the registration statement filed in connection with such registration, Holdings shall determine for any reason not to register the common stock of Holdings, Holdings shall give written notice of such determination to each holder of registrable securities and, thereupon, shall be relieved of its obligation to register any offer and sale of registrable securities in connection with such registration; (ii) if a registration undertaken shall involve an underwritten offering, any holder of registrable securities requesting to be included in such registration may elect, in writing at least 20 days prior to the effective date of the registration statement filed in connection with such registration, not to register the offer and sale of such holder’s registrable securities in connection with such registration; and (iii) if, at any time after a period of 180 days or a shorter period as specified in the Registration Rights Agreement, the sale of the securities has not been completed, Holdings may withdraw from the registration on a pro rata basis (based on the number of registrable securities requested by each holder of registrable securities to be subject to such registration) of the offer and sale of the registrable securities of which Holdings has been requested to register and which have not been sold.

Pursuant to the Registration Rights Agreement, after an initial public offering of Holdings common stock, each of ValueAct Capital and Centerbridge, so long as it, together with its affiliates, holds at least 15% of the outstanding common stock of Holdings, is entitled to make a written request to Holdings for registration with the SEC under and in accordance with the provisions of the Securities Act of the offer and sale of all or a part of the registrable securities owned by it, subject to customary cutback provisions. Each of ValueAct Capital and Centerbridge is entitled to three effective demand registrations, provided that Holdings shall not be required to effect a demand registration within 180 days of the effective date of any demand registration. Additionally, after completion of Holdings’ initial public offering, subject to the availability of a registration by Holdings on Form S-3 (or any successor form), each of ValueAct Capital and Centerbridge, so long as it together with its affiliates holds at least 15% of the outstanding common stock of Holdings, has the right at any time, and from time to time, to request, in connection with the delivery of a demand registration request, that Holdings prepare and file with the SEC a “shelf” registration statement on the appropriate form for an offering to be made, covering the registrable securities requested to be included therein, on a continuous or delayed basis pursuant to Rule 415 under the Securities Act (or any successor rule or similar provision then in effect) in the manner or manners designed by ValueAct Capital or Centerbridge, as applicable.

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

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. We receive payments on the outstanding balance only when Holdings receives cash from stock issuances. In 2012, 2011 and 2010, we made payments of approximately $13,000, $755,000 and $9,000, respectively on behalf of Holdings. We received $50,000 from Holdings in 2011 which was applied toward the outstanding balance. The balance due from Holdings as of December 31, 2012 and 2011 was $874,000 and $861,000, respectively.

We received $552,000, $67,000 and $40,000 in 2012, 2011 and 2010, respectively, in cash dividends from Wandoo. Additionally, Wandoo reimbursed the Company in 2010 for $133,000 in geophysical consulting services previously paid to Wandoo's president in 2005 and 2006. In 2011, we received $335,000 for a licensing agreement with Texoz E&P, Inc., a wholly-owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo. We received shares and stock options in Texon in connection with its formation. As of December 31, 2012, we have sold all of our Texon shares and stock options that had a strike price below market price prior to their expiration.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2012 and 2011, all of which were preapproved by the Audit Committee in compliance with its policy.

	2012	2011
Audit Fees (1)	$351,614	$370,608
Audit-Related Fees (2)	905	19,853
Tax Fees	—	—
All Other Fees	—	—
Total	$352,519	$390,461

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

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Date:	April 24, 2013