Form 10-Q
period 2013-03-31
SEITEL INC
filed 2013-05-10
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☒
As of May 7, 2013, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$25,544	$61,891
Receivables
Trade, net of allowance for doubtful accounts of $352 and $737, respectively	43,595	61,195
Notes and other, net of allowance for doubtful accounts of $988	2,101	2,143
Due from Seitel Holdings, Inc.	1,120	874
Seismic data library, net of accumulated amortization of $911,781 and $889,804, respectively	197,221	180,117
Property and equipment, net of accumulated depreciation and amortization of $13,755 and $13,461, respectively	4,651	4,818
Prepaid expenses, deferred charges and other	11,040	10,774
Intangible assets, net of accumulated amortization of $35,214 and $34,087, respectively	19,255	20,828
Goodwill	205,974	208,020
Deferred income taxes	84	84
TOTAL ASSETS	$510,585	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$53,122	$62,783
Income taxes payable	972	4,134
Debt
Senior Notes	250,000	275,000
Notes payable	12	29
Obligations under capital leases	2,990	3,113
Deferred revenue	51,348	52,857
Deferred income taxes	2,896	2,470
TOTAL LIABILITIES	361,340	400,386
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	398,998	398,772
Retained deficit	(270,397)	(272,135)
Accumulated other comprehensive income	20,644	23,721
TOTAL STOCKHOLDER’S EQUITY	149,245	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$510,585	$550,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
REVENUE	$51,351	$72,547
EXPENSES:
Depreciation and amortization	29,338	39,384
Cost of sales	39	97
Selling, general and administrative	7,387	8,092
	36,764	47,573
INCOME FROM OPERATIONS	14,587	24,974
Interest expense, net	(9,315)	(7,219)
Foreign currency exchange gains (losses)	(647)	411
Loss on early extinguishment of debt	(1,504)	—
Other income	1	81
Income before income taxes	3,122	18,247
Provision for income taxes	1,384	3,541
NET INCOME	$1,738	$14,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$1,738	$14,706
Unrealized gains on securities held as available for sale, net of tax	—	85
Foreign currency translation adjustments	(3,077)	2,556
Comprehensive income (loss)	$(1,339)	$17,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2012	100	$—	$398,772	$(272,135)	$23,721
Amortization of stock-based compensation costs	—	—	226	—	—
Net income	—	—	—	1,738	—
Foreign currency translation adjustments	—	—	—	—	(3,077)
Balance, March 31, 2013	100	$—	$398,998	$(270,397)	$20,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,738	$14,706
Depreciation and amortization	29,338	39,384
Loss on early extinguishment of debt	1,504	—
Deferred income tax provision	523	1,065
Foreign currency exchange losses (gains)	647	(411)
Amortization of deferred financing costs	502	492
Amortization of stock-based compensation	226	73
Amortization of favorable facility lease	—	72
Non-cash revenue	(635)	(2,115)
Decrease (increase) in receivables	17,520	(1,092)
Decrease (increase) in other assets	287	(543)
Increase (decrease) in deferred revenue	(1,146)	985
Decrease in accounts payable and other liabilities	(15,092)	(7,534)
Net cash provided by operating activities	35,412	45,082
Cash flows from investing activities:
Cash invested in seismic data	(40,132)	(56,420)
Cash paid to acquire property, equipment and other	(336)	(250)
Advances to Seitel Holdings, Inc.	(246)	(4)
Net cash used in investing activities	(40,714)	(56,674)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—
Repayment of 9.75% Senior Notes	(275,000)	—
Principal payments on notes payable	(17)	(16)
Principal payments on capital lease obligations	(62)	(42)
Costs of debt transactions	(5,822)	—
Net cash used in financing activities	(30,901)	(58)
Effect of exchange rate changes	(144)	171
Net decrease in cash and cash equivalents	(36,347)	(11,479)
Cash and cash equivalents at beginning of period	61,891	74,894
Cash and cash equivalents at end of period	$25,544	$63,415
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,253	$13,475
Income taxes, net of refunds received	$3,770	$1,462
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$2,716	$709
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2013

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other quarter of 2013 or for the year ending December 31, 2013. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Seismic data library additions	$2,716	$709
Revenue recognized on specific data licenses or selections of data	578	827
Revenue recognized related to acquisition contracts	57	1,268
Revenue recognized related to Solutions	—	20
Revenue from Solutions
Revenue from Solutions is recognized as the services for reproduction and delivery of seismic data are provided to customers.

NOTE C-SEISMIC DATA LIBRARY
The Company’s seismic data library consists of seismic surveys that are offered for license to customers on a non-exclusive basis. Costs associated with creating, acquiring or purchasing the seismic data library are capitalized and amortized principally on the income forecast method subject to a straight-line amortization period of 4 years, applied on a quarterly basis at the individual survey level.
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.9 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2013, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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
The Company did not have any impairment charges during the three months ended March 31, 2013 or 2012.

NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	March 31, 2013	December 31, 2012
9½% Senior Notes	$250,000	$—
9.75% Senior Notes	—	275,000
Credit Facility	—	—
Note payable to former executive	12	29
	$250,012	$275,029
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes (the “9½% Senior Notes”). The proceeds from the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% senior notes due 2014 (the “9.75% Senior Notes”), including accrued interest of $4.8 million. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013. The 9½% Senior Notes are unsecured and are guaranteed by substantially all of the Company's significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.

The Company is obligated to use its reasonable best efforts to offer to exchange the 9½% Senior Notes under the Securities Act or otherwise register the resale of such notes no later than 240 days after their issuance. If this requirement is not met, then the annual interest on the 9½% Senior Notes will increase by (1) 0.25 percentage points for the first 90 days following the end of such period and (2) 0.25 percentage points at the beginning of each subsequent 90-day period up to a maximum of 1.0 percentage point.

From time to time on or before April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes with the net proceeds of equity offerings at a redemption price equal to 109.50% of the principal amount, plus accrued and unpaid interest. Upon a change of control (as defined in the indenture), each holder of the 9½% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
9.75% Senior Unsecured Notes: The Company had $275.0 million aggregate principal amount of its 9.75% Senior Notes outstanding until these notes were satisfied and discharged in connection with the issuance of the 9½% Senior Notes. On March 20, 2013, the noteholders were issued a notice of redemption and the 9.75% Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through April 18, 2013. In accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes, this payment satisfied and discharged the entire indebtedness under the 9.75% Senior Notes. Accordingly, the Company recorded a loss on early extinguishment of debt of $1.5 million, which included the write-off of unamortized issue expenses, for the three months ended March 31, 2013.

Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a
Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on May 25, 2016, which represents an extended date upon the March 2013 amendment to the Credit Facility and closing of the 9½% Senior Notes. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility and Olympic Seismic Ltd. (“Olympic”), a wholly-owned subsidiary of the Company, and each future direct and indirect wholly-owned Canadian subsidiary of the Company (such subsidiaries together with Olympic, the “Canadian Guarantors”) are guarantors of payment of the Canadian obligations under the Credit Facility.
The borrowings under the Credit Facility are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the U.S. Lender in all present and future assets and equity of the Company and each U.S. Guarantor and 65% of the equity in Olympic, and borrowings by Olympic are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the Canadian Lender in all present and future assets of Olympic and each Canadian Guarantor. The Credit Facility has a variable interest rate depending on certain factors.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2013:
Cash equivalents	$25,397	$25,397	$—	$—
At December 31, 2012:
Cash equivalents	$61,272	$61,272	$—	$—

The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2013 or March 31, 2012.

Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.

Other Financial Instruments:

Debt – In March 2013, the Company refinanced the $275.0 million outstanding principal amount of its 9.75% Senior Notes due 2014 with the issuance of $250.0 million 9½% Senior Notes due 2019. Based upon the rates available to the Company, the fair value of the 9½% Senior Notes and the note payable to a former executive approximated $251.3 million as of March 31, 2013, compared to the book value of $250.0 million. The quoted market price of the 9½% Senior Notes was $251.3 million at March 31, 2013. The fair value of the 9.75% Senior Notes and the note payable to a former executive approximated
$274.6 million as of December 31, 2012, compared to the book value of $275.0 million. The quoted market price of the 9.75% Senior Notes was $274.6 million at December 31, 2012. The fair value for the Company's most significant debt balance, the 9½% Senior Notes (at March 31, 2013) and 9.75% Senior Notes (at December 31, 2012), was estimated using Level 1 inputs whereas the estimate of fair value for the note payable to a former executive was calculated using Level 2 inputs.

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at March 31, 2013 and December 31, 2012 include $651,000 of restricted cash related to collateral on seismic operations bonds. The balances at March 31, 2013 and December 31, 2012 also include $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.
The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Non-monetary exchanges related to resale licensing revenue	$324	$709
Completion of data in progress from prior non-monetary exchanges	2,392	—
Total non-cash additions to seismic data library	$2,716	$709

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Acquisition revenue on underwriting from non-monetary exchange contracts	$57	$1,268
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	578	827
Solutions revenue recognized from non-monetary exchange contracts	—	20
Total non-cash revenue	$635	$2,115

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolutions of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2013, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard was effective prospectively for the Company beginning January 1, 2013 and did not have an effect on its financial statements or financial statement disclosures.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On March 20, 2013, the Company completed a private placement of 9½% Senior Notes in the aggregate principal amount of $250.0 million. The Company’s payment obligations under the 9½% Senior Notes are jointly and severally guaranteed by substantially all of the Company's significant 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guaranty the 9½% Senior Notes are referred to as Non-Guarantor Subsidiaries.
The consolidating condensed financial statements are presented below and should be read in connection with the Condensed Consolidated Financial Statements of the Company. Separate financial statements of the Guarantor Subsidiaries are not presented because (i) the Guarantor Subsidiaries are wholly-owned and have fully and unconditionally guaranteed the 9½% Senior Notes on a joint and several basis, and (ii) the Company’s management has determined such separate financial statements are not material to investors.
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2013 and December 31, 2012, and the consolidating condensed statements of income, statements of comprehensive income and statements of cash flows for the three months ended March 31, 2013 and March 31, 2012 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$25,308	$236	$—	$25,544
Receivables
Trade, net	—	27,026	16,569	—	43,595
Notes and other, net	—	33	2,068	—	2,101
Due from Seitel Holdings, Inc.	—	1,120	—	—	1,120
Intercompany receivables (payables)	26,878	437	(27,315)	—	—
Investment in subsidiaries	344,582	434,764	1,587	(780,933)	—
Net seismic data library	—	114,478	82,743	—	197,221
Net property and equipment	—	2,003	2,648	—	4,651
Prepaid expenses, deferred charges and other	7,376	3,047	617	—	11,040
Intangible assets, net	900	12,447	5,908	—	19,255
Goodwill	—	107,688	98,286	—	205,974
Deferred income taxes	—	84	—	—	84
TOTAL ASSETS	$379,736	$728,435	$183,347	$(780,933)	$510,585
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$720	$37,613	$14,789	$—	$53,122
Income taxes payable	403	569	—	—	972
Senior Notes	250,000	—	—	—	250,000
Notes payable	12	—	—	—	12
Obligations under capital leases	—	73	2,917	—	2,990
Deferred revenue	—	46,681	4,667	—	51,348
Deferred income taxes	—	—	2,896	—	2,896
TOTAL LIABILITIES	251,135	84,936	25,269	—	361,340
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,998	—	—	—	398,998
Parent investment	—	764,752	156,918	(921,670)	—
Retained deficit	(270,397)	(121,253)	(19,484)	140,737	(270,397)
Accumulated other comprehensive income	—	—	20,644	—	20,644
TOTAL STOCKHOLDER’S EQUITY	128,601	643,499	158,078	(780,933)	149,245
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$379,736	$728,435	$183,347	$(780,933)	$510,585

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$60,533	$1,358	$—	$61,891
Receivables
Trade, net	—	43,806	17,389	—	61,195
Notes and other, net	—	9	2,134	—	2,143
Due from Seitel Holdings, Inc.	—	874	—	—	874
Intercompany receivables (payables)	75,688	(49,827)	(25,861)	—	—
Investment in subsidiaries	332,819	432,870	1,590	(767,279)	—
Net seismic data library	—	100,087	80,030	—	180,117
Net property and equipment	—	2,125	2,693	—	4,818
Prepaid expenses, deferred charges and other	2,644	5,122	3,008	—	10,774
Intangible assets, net	900	13,250	6,678	—	20,828
Goodwill	—	107,688	100,332	—	208,020
Deferred income taxes	—	84	—	—	84
TOTAL ASSETS	$412,051	$716,621	$189,351	$(767,279)	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,049	$38,179	$14,555	$—	$62,783
Income taxes payable	336	900	2,898	—	4,134
Senior Notes	275,000	—	—	—	275,000
Notes payable	29	—	—	—	29
Obligations under capital leases	—	81	3,032	—	3,113
Deferred revenue	—	45,320	7,537	—	52,857
Deferred income taxes	—	—	2,470	—	2,470
TOTAL LIABILITIES	285,414	84,480	30,492	—	400,386
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,772	—	—	—	398,772
Parent investment	—	764,752	156,918	(921,670)	—
Retained deficit	(272,135)	(132,611)	(21,780)	154,391	(272,135)
Accumulated other comprehensive income	—	—	23,721	—	23,721
TOTAL STOCKHOLDER’S EQUITY	126,637	632,141	158,859	(767,279)	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$412,051	$716,621	$189,351	$(767,279)	$550,744

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$33,120	$18,575	$(344)	$51,351
EXPENSES:
Depreciation and amortization	—	18,009	11,329	—	29,338
Cost of sales	—	38	1	—	39
Selling, general and administrative	285	4,463	2,983	(344)	7,387
	285	22,510	14,313	(344)	36,764
INCOME (LOSS) FROM OPERATIONS	(285)	10,610	4,262	—	14,587
Interest expense, net	(7,831)	(1,065)	(419)	—	(9,315)
Foreign currency exchange losses	—	—	(647)	—	(647)
Loss on early extinguishment of debt	(1,504)	—	—	—	(1,504)
Other income	—	1	—	—	1
Income (loss) before income taxes and equity in income of subsidiaries	(9,620)	9,546	3,196	—	3,122
Provision for income taxes	—	484	900	—	1,384
Equity in income of subsidiaries	11,358	2,296	—	(13,654)	—
NET INCOME	$1,738	$11,358	$2,296	$(13,654)	$1,738

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$1,738	$11,358	$2,296	$(13,654)	$1,738
Foreign currency translation adjustments	—	—	(3,077)	—	(3,077)
Comprehensive income (loss)	$1,738	$11,358	$(781)	$(13,654)	$(1,339)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended March 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$39,128	$33,764	$(345)	$72,547
EXPENSES:
Depreciation and amortization	—	20,848	18,536	—	39,384
Cost of sales	—	86	11	—	97
Selling, general and administrative	253	5,016	3,168	(345)	8,092
	253	25,950	21,715	(345)	47,573
INCOME (LOSS) FROM OPERATIONS	(253)	13,178	12,049	—	24,974
Interest expense, net	(2,246)	(4,710)	(263)	—	(7,219)
Foreign currency exchange gains	—	—	411	—	411
Other income	1	80	—	—	81
Income (loss) before income taxes and equity in income of subsidiaries	(2,498)	8,548	12,197	—	18,247
Provision for income taxes	—	260	3,281	—	3,541
Equity in income of subsidiaries	17,204	8,916	—	(26,120)	—
NET INCOME	$14,706	$17,204	$8,916	$(26,120)	$14,706

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$14,706	$17,204	$8,916	$(26,120)	$14,706
Unrealized gains on securities held as available for sale, net of tax	—	85	—	—	85
Foreign currency translation adjustments	—	—	2,556	—	2,556
Comprehensive income	$14,706	$17,289	$11,472	$(26,120)	$17,347

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(17,861)	$42,050	$11,223	$—	$35,412
Cash flows from investing activities:
Cash invested in seismic data	—	(27,629)	(12,503)	—	(40,132)
Cash paid to acquire property, equipment and other	—	(192)	(144)	—	(336)
Advances to Seitel Holdings, Inc.	—	(246)	—	—	(246)
Net cash used in investing activities	—	(28,067)	(12,647)	—	(40,714)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(17)	—	—	—	(17)
Principal payments on capital lease obligations	—	(8)	(54)	—	(62)
Costs of debt transactions	(5,822)	—	—	—	(5,822)
Intercompany transfers	48,700	(49,200)	500	—	—
Net cash provided by (used in) financing activities	17,861	(49,208)	446	—	(30,901)
Effect of exchange rate changes	—	—	(144)	—	(144)
Net decrease in cash and cash equivalents	—	(35,225)	(1,122)	—	(36,347)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$25,308	$236	$—	$25,544

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(13,179)	$27,843	$30,418	$—	$45,082
Cash flows from investing activities:
Cash invested in seismic data	—	(19,645)	(36,775)	—	(56,420)
Cash paid to acquire property, equipment and other	—	(201)	(49)	—	(250)
Advances to Seitel Holdings, Inc.	—	(4)	—	—	(4)
Net cash used in investing activities	—	(19,850)	(36,824)	—	(56,674)
Cash flows from financing activities:
Principal payments on notes payable	(16)	—	—	—	(16)
Principal payments on capital lease obligations	—	—	(42)	—	(42)
Intercompany transfers	13,195	(13,195)	—	—	—
Net cash provided by (used in) financing activities	13,179	(13,195)	(42)	—	(58)
Effect of exchange rate changes	—	—	171	—	171
Net decrease in cash and cash equivalents	—	(5,202)	(6,277)	—	(11,479)
Cash and cash equivalents at beginning of period	—	61,612	13,282	—	74,894
Cash and cash equivalents at end of period	$—	$56,410	$7,005	$—	$63,415

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the financial statements included elsewhere in this document.
CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC and in our future periodic reports filed with the SEC.
Overview
General
Our products and services are used by oil and gas companies to assist in oil and gas exploration and development of hydrocarbon reserves. Historically, seismic data was tied to exploration capital expenditures as exploration and production ("E&P") companies used seismic data to increase the success rate of discovering hydrocarbon deposits. With the shift to unconventional plays, E&P companies now use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We own an extensive library of proprietary onshore and offshore seismic data that we offer for license to oil and gas companies. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, oil and gas companies are able to obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.
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
North America Drilling Activity: Drilling activity has shifted to areas with oil and liquids-rich hydrocarbons, such as the Eagle Ford/Woodbine, Niobrara/Bakken and Utica/Marcellus in the U.S. and Montney and Cardium in Canada with several emerging plays, including the Granite Wash (Panhandle Plays), Sussex, Mowry and Point Pleasant in the U.S. and Duvernay in Canada. Horizontal drilling rigs in oil and liquids-rich areas have leveled off, while activity in dry gas areas continues to be depressed.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash resales	$22,445	$39,169
Other revenue components:
Acquisition underwriting revenue	25,089	36,572
Non-monetary exchanges	324	709
Revenue recognition adjustments	2,072	(5,173)
Solutions and other	1,421	1,270
Total revenue	$51,351	$72,547

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash EBITDA	$16,656	$32,673
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	25,089	36,572
Non-monetary exchanges	324	709
Revenue recognition adjustments	2,072	(5,173)
Solutions non-cash revenue	—	20
Add (subtract) other items included in net income:
Depreciation and amortization	(29,338)	(39,384)
Non-cash operating expenses	(226)	(145)
Non-recurring corporate expenses	10	(298)
Interest expense, net	(9,315)	(7,219)
Foreign currency gains (losses)	(647)	411
Loss on early extinguishment of debt	(1,504)	—
Other income	1	81
Provision for income taxes	(1,384)	(3,541)
Net income	$1,738	$14,706

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2013 to May 7, 2013, we completed the addition of approximately 1,100 square miles of seismic data to our library. As of May 7, 2013, we had approximately 1,500 square miles of seismic data in progress.

Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2012.
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Acquisition underwriting revenue:
Cash underwriting	$25,032	$35,304
Underwriting from non-monetary exchanges	57	1,268
Total acquisition underwriting revenue	25,089	36,572
Resale licensing revenue:
Cash resales	22,445	39,169
Non-monetary exchanges	324	709
Revenue recognition adjustments	2,072	(5,173)
Total resale licensing revenue	24,841	34,705
Total seismic revenue	49,930	71,277
Solutions and other	1,421	1,270
Total revenue	$51,351	$72,547

Total revenue was $51.4 million in the first quarter of 2013 compared to $72.5 million in the first quarter of 2012. Acquisition underwriting revenue was $25.1 million in the first quarter of 2013 compared to $36.6 million in the first quarter of 2012. The decrease between quarters was primarily due to fewer square miles of data being acquired in Canada in 2013 compared to 2012. The Company made a strategic decision to reduce its level of net cash capital expenditures on new data creation for 2013 as compared to 2012 and 2011, which directly impacts acquisition underwriting revenue. The majority of new data acquisition activity in the first quarter of 2013 occurred in the Eagle Ford and Utica/Marcellus unconventional plays, with the Granite Wash (Panhandle Plays) and Cardium contributing as well. Total resale licensing revenue was $24.8 million in the first quarter of 2013 compared to $34.7 million in the first quarter of 2012. Cash resales in the first quarter of 2013 were $22.4 million compared to cash resales in the first quarter of 2012 of $39.2 million. Cash resale activity is tied closely to our clients' annual budget cycles and therefore should be viewed on an annual basis. As a result, cash resale activity can fluctuate significantly from quarter to quarter, as we experienced in 2012. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between 2012 and 2013 was primarily due to fewer contracts requiring deferral in the first quarter of 2013. Solutions and other revenue was $1.4 million in the first quarter of 2013 compared to $1.3 million in the first quarter of 2012.

At March 31, 2013, we had a deferred revenue balance of $51.3 million, compared to the December 31, 2012 balance of $52.9 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
Depreciation and amortization was composed of the following for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization of seismic data:
Income forecast	$22,708	$31,812
Straight-line	4,936	5,744
Total amortization of seismic data	27,644	37,556
Depreciation of property and equipment	256	379
Amortization of acquired intangibles	1,438	1,449
Total	$29,338	$39,384
Total seismic data library amortization amounted to $27.6 million in the first quarter of 2013 compared to $37.6 million in the first quarter of 2012. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended March 31,
Components of Amortization	2013	2012
Income forecast	45.5%	44.6%
Straight-line	9.9%	8.1%
Total	55.4%	52.7%
The percentage of income forecast amortization to total seismic revenue increased slightly between the first quarters of 2013 and 2012 due to the mix of data being licensed. In both periods, we had resale revenue recognized which was from data whose costs were fully amortized. In the first quarter of 2013, 70% of resale revenue recognized was from data whose costs were fully amortized as compared to 75% in the first quarter of 2012. Amortization expense related to new data acquisition decreased between the periods due to the lower level of acquisition revenue in the first quarter of 2013. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $0.8 million between the first quarters of 2012 and 2013 due to the distribution of revenue among the various seismic surveys.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $7.4 million in the first quarter of 2013 compared to $8.1 million in the first quarter of 2012. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash SG&A expenses	$7,161	$7,947
Non-cash compensation expense	226	73
Non-cash rent expense	—	72
Total	$7,387	$8,092
The decrease in cash SG&A expenses of $0.8 million from the first quarter of 2012 to the first quarter of 2013 was primarily attributable to (i) a decrease of $0.5 million in variable SG&A expenses related to sales commissions and performance incentive compensation due to the lower level of sales in the first quarter of 2013 and (ii) a decrease of $0.3 million in non-recurring expenses mainly related to severance costs.

The increase in non-cash compensation expense between periods was due to amortization associated with stock option issuances in May 2012. The decrease in non-cash rent expense resulted from the intangible asset associated with this amortization being fully amortized as of December 31, 2012.
Interest Expense, Net
Interest expense, net, was $9.3 million in the first quarter of 2013 compared to $7.2 million in the first quarter of 2012. Due to the satisfaction and discharge of our 9.75% Senior Notes in March 2013, interest expense for the first quarter of 2013 included interest on our existing 9.75% Senior Notes for the entire quarter, as well as interest paid on these senior notes from April 1, 2013 to April 18, 2013. In addition, interest expense for the first quarter of 2013 included interest on our new 9½% Senior Notes issued on March 20, 2013.
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in the first quarter of 2013, we recorded a $1.5 million non-cash charge which included the write-off of unamortized issue expenses.
Income Taxes
Income tax expense was $1.4 million in the first quarter of 2013 compared to $3.5 million in the first quarter of 2012. The expense in the first quarter of 2013 was comprised of (i) $0.9 million related to our Canadian operations, (ii) $0.1 million in U.S. Federal taxes related to our estimated alternative minimum tax liability and (iii) $0.4 million in U.S. state taxes. The expense in the first quarter of 2012 was comprised of (i) $3.2 million related to our Canadian operations and (ii) $0.3 million in U.S. state taxes.
Net Income
Net income was $1.7 million in the first quarter of 2013 compared to $14.7 million in the first quarter of 2012. The reduction in net income was primarily due to the lower level of revenue partially offset by a reduction in amortization expense associated with our data library. The first quarter of 2013 also included a $1.5 million non-cash charge related to the early extinguishment of our 9.75% Senior Notes as well as additional interest paid upon the satisfaction and discharge of the 9.75% Senior Notes in the first quarter.
Liquidity and Capital Resources
As of March 31, 2013, we had $25.5 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at March 31, 2013, was $0.2 million.
In addition to the cash on our balance sheet, other sources of liquidity include our Credit Facility described below.
Credit Facility: On May 25, 2011 we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations. The Credit Facility expires on May 25, 2016. As of March 31, 2013, no amounts were outstanding under the Credit Facility and there was $20.0 million of availability.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. The proceeds from the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% Senior Notes, including accrued interest of $4.8 million. Interest is payable in cash, semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013.
We are obligated to use our reasonable best efforts to offer to exchange the 9½% Senior Notes under the Securities Act or otherwise register the resale of such notes no later than 240 days after their issuance. If this requirement is not met, then the annual interest on the 9½% Senior Notes will increase by (1) 0.25 percentage points for the first 90 days following the end of such period and (2) 0.25 percentage points at the beginning of each subsequent 90-day period up to a maximum of 1.0 percentage point.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $35.4 million and $45.1 million for the three months ended March 31, 2013 and 2012, respectively. Operating cash flows for 2013 decreased from 2012 primarily due to (i) lower collections on acquisition underwriting partially offset by higher collections on cash resales, (ii) higher interest payments during the quarter associated with the satisfaction and discharge of our 9.75% Senior Notes and (iii) an increase in income taxes paid.
Cash Flows from Investing Activities: Cash flows used in investing activities were $40.7 million and $56.7 million for the three months ended March 31, 2013 and 2012, respectively. Cash expenditures for seismic data were $40.1 million and $56.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash invested in seismic data for 2013 compared to 2012 was primarily due to decreased data acquisition activity in Canada partially offset by higher capital expenditure payments in the U.S.
Cash Flows from Financing Activities: Cash flows used in financing activities were $30.9 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Our financing activities in the first quarter of 2013 included (i) $250.0 million received from the issuance of our 9½% Senior Notes, (ii) payment of $275.0 million of principal on our 9.75% Senior Notes and (iii) payment of $5.8 million of fees in connection with the issuance of our 9½% Senior Notes.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness, and comply with our various debt covenants, will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses as well as interest on our 9½% Senior Notes and principal and interest on our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Credit Facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.
Deferred Taxes
As of March 31, 2013, we had a net deferred tax liability of $2.9 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $100.0 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of March 31, 2013, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $730,000 of which $646,000 was offset by a valuation allowance. The remaining state deferred tax asset of $84,000 was recognized as it is more likely than not that the state deferred tax asset will be realized.
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

Capital Expenditures
During the three months ended March 31, 2013, capital expenditures for seismic data and other property and equipment amounted to $46.7 million. Our capital expenditures for the remainder of 2013 are presently estimated to be $122.7 million. The first three months of 2013 actual and 2013 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2013	Estimate for Remainder of 2013	Total Estimate for 2013
New data acquisition	$41,809	$112,691	$154,500
Cash purchases and data processing	1,851	3,749	5,600
Non-monetary exchanges	2,716	4,684	7,400
Property and equipment and other	364	1,536	1,900
Total capital expenditures	46,740	122,660	169,400
Less: Non-monetary exchanges	(2,716)	(4,684)	(7,400)
Changes in working capital	(3,556)	—	(3,556)
Cash investment per statement of cash flows	$40,468	$117,976	$158,444

Capital expenditures funded from operating cash flow are as follows (in thousands):

	Three Months Ended March 31, 2013	Estimate for Remainder of 2013	Total Estimate for 2013
Total capital expenditures	$46,740	$122,660	$169,400
Less: Non-cash additions	(2,716)	(4,684)	(7,400)
Cash underwriting	(25,032)	(76,968)	(102,000)
Capital expenditures funded from operating cash flow	$18,992	$41,008	$60,000

As of May 7, 2013, we had capital expenditure commitments related to data acquisition projects of approximately $67.2 million, of which we have obtained approximately $46.0 million of cash underwriting. We expect the majority of our $21.2 million committed net cash capital expenditures to be incurred in 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2013, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiaries conduct business in the Canadian dollar and are therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2013 are effective.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

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
4.1
Indenture dated as of March 20, 2013, by and among Seitel, Inc., the Guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference from Exhibit 4.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

4.2		Form of 9½% Senior Note due 2019 (included in Exhibit 4.1) (incorporated by reference from Exhibit 4.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).
4.3
Registration Rights Agreement, dated as of March 20, 2013, by and among Seitel, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as Initial Purchasers (incorporated by reference from Exhibit 4.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

10.1
Purchase Agreement, dated as of March 15, 2013, by and among Seitel, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as Initial Purchasers (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

10.2
Amendment No. 2 to Credit Agreement, dated March 1, 2013, by and among Seitel, Inc. and Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders and agents (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Date: May 10, 2013	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

Date: May 10, 2013	/s/ Marcia H. Kendrick
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
4.1
Indenture dated as of March 20, 2013, by and among Seitel, Inc., the Guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference from Exhibit 4.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

4.2		Form of 9½% Senior Note due 2019 (included in Exhibit 4.1) (incorporated by reference from Exhibit 4.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).
4.3
Registration Rights Agreement, dated as of March 20, 2013, by and among Seitel, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as Initial Purchasers (incorporated by reference from Exhibit 4.3 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

10.1
Purchase Agreement, dated as of March 15, 2013, by and among Seitel, Inc., the Guarantors party thereto, and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as Initial Purchasers (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

10.2
Amendment No. 2 to Credit Agreement, dated March 1, 2013, by and among Seitel, Inc. and Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders and agents (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certification of Chief Executive Officer.
32.2	**	Section 1350 Certification of Chief Financial Officer.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished, not filed.