Form 10-Q
period 2013-06-30
SEITEL INC
filed 2013-08-12
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☒
(Explanatory Note: The registrant filed a registration statement on Form S-4 on June 19, 2013.  Prior to the filing of such registration statement, the registrant was a voluntary filer and therefore not subject to the filing requirements of the Securities Exchange Act of 1934.  However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934 during such timeframe.)
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
Yes  ☐    No  ☒
As of August 7, 2013, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$25,183	$61,891
Receivables
Trade, net of allowance for doubtful accounts of $332 and $737, respectively	35,195	61,195
Notes and other, net of allowance for doubtful accounts of $988	2,154	2,143
Due from Seitel Holdings, Inc.	1,125	874
Seismic data library, net of accumulated amortization of $928,346 and $889,804, respectively	190,467	180,117
Property and equipment, net of accumulated depreciation and amortization of $13,989 and $13,461, respectively	4,364	4,818
Prepaid expenses, deferred charges and other	14,536	10,774
Intangible assets, net of accumulated amortization of $36,104 and $34,087, respectively	17,639	20,828
Goodwill	202,643	208,020
Deferred income taxes	84	84
TOTAL ASSETS	$493,390	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$38,603	$62,783
Income taxes payable	546	4,134
Debt
Senior Notes	250,000	275,000
Notes payable	—	29
Obligations under capital leases	2,831	3,113
Deferred revenue	45,691	52,857
Deferred income taxes	4,909	2,470
TOTAL LIABILITIES	342,580	400,386
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	399,270	398,772
Retained deficit	(264,029)	(272,135)
Accumulated other comprehensive income	15,569	23,721
TOTAL STOCKHOLDER’S EQUITY	150,810	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$493,390	$550,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE	$47,544	$46,028	$98,895	$118,575
EXPENSES:
Depreciation and amortization	27,829	29,837	57,167	69,221
Cost of sales	63	151	102	248
Selling, general and administrative	6,254	7,705	13,641	15,797
	34,146	37,693	70,910	85,266
INCOME FROM OPERATIONS	13,398	8,335	27,985	33,309
Interest expense, net	(6,138)	(7,253)	(15,453)	(14,472)
Foreign currency exchange losses	(1,171)	(426)	(1,818)	(15)
Loss on early extinguishment of debt	—	—	(1,504)	—
Gain on sale of marketable securities	—	230	—	230
Other income	—	402	1	483
Income before income taxes	6,089	1,288	9,211	19,535
Provision (benefit) for income taxes	(279)	18	1,105	3,559
NET INCOME	$6,368	$1,270	$8,106	$15,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$6,368	$1,270	$8,106	$15,976
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	(117)	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	(230)	—	(230)
Foreign currency translation adjustments	(5,075)	(2,895)	(8,152)	(339)
Comprehensive income (loss)	$1,293	$(1,972)	$(46)	$15,375
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2012	100	$—	$398,772	$(272,135)	$23,721
Amortization of stock-based compensation costs	—	—	498	—	—
Net income	—	—	—	8,106	—
Foreign currency translation adjustments	—	—	—	—	(8,152)
Balance, June 30, 2013	100	$—	$399,270	$(264,029)	$15,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,106	$15,976
Depreciation and amortization	57,167	69,221
Loss on early extinguishment of debt	1,504	—
Deferred income tax provision	2,681	760
Foreign currency exchange losses	1,818	15
Amortization of deferred financing costs	739	997
Amortization of stock-based compensation	498	318
Amortization of favorable facility lease	—	142
Decrease in allowance for doubtful accounts	—	(313)
Non-cash revenue	(766)	(2,681)
Gain on sale of marketable securities	—	(230)
Decrease in receivables	25,637	13,804
Decrease (increase) in other assets	(3,744)	236
Increase (decrease) in deferred revenue	(6,787)	2,100
Decrease in accounts payable and other liabilities	(12,579)	(1,829)
Net cash provided by operating activities	74,274	98,516
Cash flows from investing activities:
Cash invested in seismic data	(77,931)	(113,136)
Cash paid to acquire property, equipment and other	(602)	(1,074)
Net proceeds from sale of marketable securities	—	230
Cash from sale of property, equipment and other	59	90
Advances to Seitel Holdings, Inc.	(251)	(9)
Net cash used in investing activities	(78,725)	(113,899)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—
Repayment of 9.75% Senior Notes	(275,000)	—
Principal payments on notes payable	(29)	(32)
Principal payments on capital lease obligations	(124)	(91)
Costs of debt transactions	(6,842)	—
Net cash used in financing activities	(31,995)	(123)
Effect of exchange rate changes	(262)	187
Net decrease in cash and cash equivalents	(36,708)	(15,319)
Cash and cash equivalents at beginning of period	61,891	74,894
Cash and cash equivalents at end of period	$25,183	$59,575
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,331	$13,539
Income taxes, net of refunds received	$6,149	$1,894
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$2,977	$2,389
Capital lease obligations incurred	$—	$94
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other quarter of 2013 or for the year ending December 31, 2013. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

Revenue from Non-Exclusive Data Licenses
The Company recognizes a substantial portion of its revenue from licensing of data once it is available for delivery. These are sometimes referred to as resale licensing revenue, late sales or shelf sales.
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

•
that the data is licensed in its present form, where is and as is, and the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

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
For licenses that have been invoiced for which payment is due or has been received, but have not met the aforementioned criteria, the revenue is deferred along with the related direct costs (primarily consisting of sales commissions). This normally occurs under the library card, review and possession or review only license contracts because the data selection may occur over time. Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Seismic data library additions	$261	$1,680	$2,977	$2,389
Revenue recognized on specific data licenses or selections of data	104	206	682	1,033
Revenue recognized related to acquisition contracts	27	360	84	1,628
Revenue recognized related to Solutions	—	—	—	20
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
For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted to the customer, whichever is more readily determinable. See Note B – “Revenue Recognition – Revenue from Non-Monetary Exchanges” for discussion of the process used to determine fair value.
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.9 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.8 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2013, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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
The Company did not have any impairment charges during the six months ended June 30, 2013 or 2012.

NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	June 30, 2013	December 31, 2012
9½% Senior Notes	$250,000	$—
9.75% Senior Notes	—	275,000
Credit Facility	—	—
Notes payable	—	29
	$250,000	$275,029
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes (the “9½% Senior Notes”). The proceeds from the issuance of the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% senior notes due 2014 (the “9.75% Senior Notes”), including accrued interest of $4.8 million. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company's significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
As required by their terms, in July 2013, the Company commenced an offer to exchange the 9½% Senior Notes for senior notes of like amounts and terms (such notes also referred to herein as the 9½% Senior Notes) in a publicly registered exchange offer. The exchange offer will conclude on August 15, 2013, unless extended.
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
9.75% Senior Unsecured Notes: The Company had $275.0 million aggregate principal amount of its 9.75% Senior Notes outstanding until these notes were satisfied and discharged in connection with the issuance of the 9½% Senior Notes. On March 20, 2013, the noteholders were issued a notice of redemption and the 9.75% Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through April 18, 2013. In accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes, this payment satisfied and discharged the entire indebtedness under the 9.75% Senior Notes. Accordingly, the Company recorded a loss on early extinguishment of debt of $1.5 million, which included the write-off of unamortized issue expenses, for the six months ended June 30, 2013.
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on the Company's seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. The Credit Facility expires on May 25, 2016. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the

“U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility, and Olympic Seismic Ltd. (“Olympic”), a wholly-owned subsidiary of the Company, and each future direct and indirect wholly-owned Canadian subsidiary of the Company (such subsidiaries together with Olympic, the “Canadian Guarantors”) are guarantors of payment of the Canadian obligations under the Credit Facility.
The borrowings under the Credit Facility are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the U.S. Lender in all present and future assets and equity of the Company and each U.S. Guarantor and 65% of the equity in Olympic, and borrowings by Olympic are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the Canadian Lender in all present and future assets of each Canadian Guarantor. U.S. borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) the London Interbank Offered Rate ("LIBOR") rate plus 3.50% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus ½ of 1%, (ii) the three-month LIBOR rate plus 1% and (iii) the prime rate of Wells Fargo Bank, National Association, plus 2.50%. Canadian borrowings under the Credit Facility bear interest based on a Canadian base rate, as defined in the Credit Facility.
The Credit Facility contains certain affirmative and negative covenants and requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of June 30, 2013, no amounts were outstanding under the Credit Facility and there was $20.0 million of availability.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2013:
Cash equivalents	$24,774	$24,774	$—	$—
At December 31, 2012:
Cash equivalents	$61,272	$61,272	$—	$—
The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2013 or 2012.
Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
Debt – At June 30, 2013 and December 31, 2012, the carrying value of the Company's debt was approximately $250.0 million and $275.0 million, respectively. The estimated fair value of the debt was approximately $250.0 million at June 30, 2013 and $274.6 million at December 31, 2012. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at June 30, 2013 and December 31, 2012 include $651,000 of restricted cash related to collateral on seismic operations bonds. The balances at June 30, 2013 and December 31, 2012 also include $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.
The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Non-monetary exchanges related to resale licensing revenue	$585	$709
Non-monetary exchanges from underwriting of new data acquisition	—	1,680
Completion of data in progress from prior non-monetary exchanges	2,392	—
Total non-cash additions to seismic data library	$2,977	$2,389

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Acquisition revenue on underwriting from non-monetary exchange contracts	$84	$1,628
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	682	1,033
Solutions revenue recognized from non-monetary exchange contracts	—	20
Total non-cash revenue	$766	$2,681

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2013, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The ASU was issued to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. Under the new guidance, an entity should present an unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, but retrospective application is permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2013-11, but does not expect the standard to have a significant impact on its financial statements.

NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On March 20, 2013, the Company completed a private placement of 9½% Senior Notes in the aggregate principal amount of $250.0 million. The Company’s payment obligations under the 9½% Senior Notes are jointly and severally guaranteed by substantially all of the Company's significant 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guarantee the 9½% Senior Notes are referred to as Non-Guarantor Subsidiaries.
The indenture governing the 9½% Senior Notes provides that the guarantees by the Guarantor Subsidiaries will be released in the following customary circumstances: (i) upon a sale or other disposition, whether by merger, consolidation or otherwise, of the equity interests of that guarantor to a person that is not the Company or a restricted subsidiary of the Company; (ii) the guarantor sells all or substantially all of its assets to a person that is not the Company or a restricted subsidiary of the Company; (iii) the guarantor is properly designated as an unrestricted subsidiary or ceases to be a restricted subsidiary; (iv) upon legal defeasance of the 9½% Senior Notes or satisfaction and discharge of the indenture governing the 9½% Senior Notes; (v) the guarantor becomes an immaterial subsidiary or (vi) the guarantor is released from its guarantee obligations under the Credit Facility.
The consolidating condensed financial statements are presented below and should be read in connection with the Condensed Consolidated Financial Statements of the Company. Separate financial statements of the Guarantor Subsidiaries are not presented because (i) the Guarantor Subsidiaries are wholly-owned and have fully and unconditionally guaranteed the 9½% Senior Notes on a joint and several basis and (ii) the Company’s management has determined such separate financial statements are not material to investors.
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2013 and December 31, 2012, and the consolidating condensed statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the six months ended June 30, 2013 and June 30, 2012 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$22,901	$2,282	$—	$25,183
Receivables
Trade, net	—	29,977	5,218	—	35,195
Notes and other, net	—	5	2,149	—	2,154
Due from Seitel Holdings, Inc.	—	1,125	—	—	1,125
Intercompany receivables (payables)	27,301	750	(28,051)	—	—
Investment in subsidiaries	356,436	432,028	1,593	(790,057)	—
Net seismic data library	—	112,581	77,886	—	190,467
Net property and equipment	—	1,863	2,501	—	4,364
Prepaid expenses, deferred charges and other	7,448	2,430	4,658	—	14,536
Intangible assets, net	900	11,644	5,095	—	17,639
Goodwill	—	107,688	94,955	—	202,643
Deferred income taxes	—	84	—	—	84
TOTAL ASSETS	$392,085	$723,076	$168,286	$(790,057)	$493,390
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$6,658	$25,647	$6,298	$—	$38,603
Income taxes payable	186	360	—	—	546
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	66	2,765	—	2,831
Deferred revenue	—	41,649	4,042	—	45,691
Deferred income taxes	—	—	4,909	—	4,909
TOTAL LIABILITIES	256,844	67,722	18,014	—	342,580
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,270	—	—	—	399,270
Parent investment	—	764,752	156,918	(921,670)	—
Retained deficit	(264,029)	(109,398)	(22,215)	131,613	(264,029)
Accumulated other comprehensive income	—	—	15,569	—	15,569
TOTAL STOCKHOLDER’S EQUITY	135,241	655,354	150,272	(790,057)	150,810
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$392,085	$723,076	$168,286	$(790,057)	$493,390

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$60,533	$1,358	$—	$61,891
Receivables
Trade, net	—	43,806	17,389	—	61,195
Notes and other, net	—	9	2,134	—	2,143
Due from Seitel Holdings, Inc.	—	874	—	—	874
Intercompany receivables (payables)	75,688	(49,827)	(25,861)	—	—
Investment in subsidiaries	332,819	432,870	1,590	(767,279)	—
Net seismic data library	—	100,087	80,030	—	180,117
Net property and equipment	—	2,125	2,693	—	4,818
Prepaid expenses, deferred charges and other	2,644	5,122	3,008	—	10,774
Intangible assets, net	900	13,250	6,678	—	20,828
Goodwill	—	107,688	100,332	—	208,020
Deferred income taxes	—	84	—	—	84
TOTAL ASSETS	$412,051	$716,621	$189,351	$(767,279)	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,049	$38,179	$14,555	$—	$62,783
Income taxes payable	336	900	2,898	—	4,134
Senior Notes	275,000	—	—	—	275,000
Notes payable	29	—	—	—	29
Obligations under capital leases	—	81	3,032	—	3,113
Deferred revenue	—	45,320	7,537	—	52,857
Deferred income taxes	—	—	2,470	—	2,470
TOTAL LIABILITIES	285,414	84,480	30,492	—	400,386
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,772	—	—	—	398,772
Parent investment	—	764,752	156,918	(921,670)	—
Retained deficit	(272,135)	(132,611)	(21,780)	154,391	(272,135)
Accumulated other comprehensive income	—	—	23,721	—	23,721
TOTAL STOCKHOLDER’S EQUITY	126,637	632,141	158,859	(767,279)	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$412,051	$716,621	$189,351	$(767,279)	$550,744

CONSOLIDATING CONDENSED STATEMENT OF INCOME (LOSS)
For the Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$76,424	$23,124	$(653)	$98,895
EXPENSES:
Depreciation and amortization	—	41,352	15,815	—	57,167
Cost of sales	—	100	2	—	102
Selling, general and administrative	714	8,660	4,920	(653)	13,641
	714	50,112	20,737	(653)	70,910
INCOME (LOSS) FROM OPERATIONS	(714)	26,312	2,387	—	27,985
Interest expense, net	(12,889)	(1,714)	(850)	—	(15,453)
Foreign currency exchange gains (losses)	—	1	(1,819)	—	(1,818)
Loss on early extinguishment of debt	(1,504)	—	—	—	(1,504)
Other income	—	1	—	—	1
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(15,107)	24,600	(282)	—	9,211
Provision for income taxes	—	952	153	—	1,105
Equity in income (loss) of subsidiaries	23,213	(435)	—	(22,778)	—
NET INCOME (LOSS)	$8,106	$23,213	$(435)	$(22,778)	$8,106

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$8,106	$23,213	$(435)	$(22,778)	$8,106
Foreign currency translation adjustments	—	—	(8,152)	—	(8,152)
Comprehensive income (loss)	$8,106	$23,213	$(8,587)	$(22,778)	$(46)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Six Months Ended June 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$70,421	$48,836	$(682)	$118,575
EXPENSES:
Depreciation and amortization	—	40,248	28,973	—	69,221
Cost of sales	—	235	13	—	248
Selling, general and administrative	1,174	9,306	5,999	(682)	15,797
	1,174	49,789	34,985	(682)	85,266
INCOME (LOSS) FROM OPERATIONS	(1,174)	20,632	13,851	—	33,309
Interest expense, net	(5,374)	(8,464)	(634)	—	(14,472)
Foreign currency exchange losses	—	(4)	(11)	—	(15)
Gain on sale of marketable securities	—	230	—	—	230
Other income	1	482	—	—	483
Income (loss) before income taxes and equity in income of subsidiaries	(6,547)	12,876	13,206	—	19,535
Provision for income taxes	—	88	3,471	—	3,559
Equity in income of subsidiaries	22,523	9,735	—	(32,258)	—
NET INCOME	$15,976	$22,523	$9,735	$(32,258)	$15,976

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$15,976	$22,523	$9,735	$(32,258)	$15,976
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	(32)	—	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	(230)	—	—	(230)
Foreign currency translation adjustments	—	—	(339)	—	(339)
Comprehensive income	$15,976	$22,261	$9,396	$(32,258)	$15,375

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,349)	$71,943	$20,680	$—	$74,274
Cash flows from investing activities:
Cash invested in seismic data	—	(57,916)	(20,015)	—	(77,931)
Cash paid to acquire property, equipment and other	—	(383)	(219)	—	(602)
Cash from sale of property, equipment and other	—	59	—	—	59
Advances to Seitel Holdings, Inc.	—	(251)	—	—	(251)
Net cash used in investing activities	—	(58,491)	(20,234)	—	(78,725)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(29)	—	—	—	(29)
Principal payments on capital lease obligations	—	(15)	(109)	—	(124)
Costs of debt transactions	(6,842)	—	—	—	(6,842)
Intercompany transfers	50,220	(51,070)	850	—	—
Net cash provided by (used in) financing activities	18,349	(51,085)	741	—	(31,995)
Effect of exchange rate changes	—	1	(263)	—	(262)
Net increase (decrease) in cash and cash equivalents	—	(37,632)	924	—	(36,708)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$22,901	$2,282	$—	$25,183

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(14,316)	$63,287	$49,545	$—	$98,516
Cash flows from investing activities:
Cash invested in seismic data	—	(46,190)	(66,946)	—	(113,136)
Cash paid to acquire property, equipment and other	—	(1,004)	(70)	—	(1,074)
Net proceeds from sale of marketable securities	—	230	—	—	230
Cash from sale of property, equipment and other	—	90	—	—	90
Advances to Seitel Holdings, Inc.	—	(9)	—	—	(9)
Net cash used in investing activities	—	(46,883)	(67,016)	—	(113,899)
Cash flows from financing activities:
Principal payments on notes payable	(32)	—	—	—	(32)
Principal payments on capital lease obligations	—	—	(91)	—	(91)
Intercompany transfers	14,348	(20,048)	5,700	—	—
Net cash provided by (used in) financing activities	14,316	(20,048)	5,609	—	(123)
Effect of exchange rate changes	—	(4)	191	—	187
Net decrease in cash and cash equivalents	—	(3,648)	(11,671)	—	(15,319)
Cash and cash equivalents at beginning of period	—	61,612	13,282	—	74,894
Cash and cash equivalents at end of period	$—	$57,964	$1,611	$—	$59,575

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC and in our future periodic reports filed with the SEC.
Overview
General
We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of onshore and offshore seismic data that we have accumulated since our inception in 1982 that we offer for license to exploration and production (“E&P”) companies. We believe our data library is the largest onshore three-dimensional (“3D”) database available for licensing in North America and includes leading positions in oil and liquids-rich unconventional plays.
Our products and services are used by E&P companies to assist in oil and gas exploration and development of hydrocarbon reserves. Historically, seismic data was tied to exploration capital expenditures as E&P companies used seismic data to increase the success rate of discovering hydrocarbon deposits. With the shift to unconventional plays, E&P companies now use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, E&P companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.
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
Demand for Seismic Data: Demand for our products and services is cyclical due to the nature of the oil and gas industry. In particular, demand for our seismic data services depends upon exploration, production, development and field management spending by E&P companies and, in the case of new data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by E&P companies depend upon several factors, including actual and forecasted oil and natural gas commodity prices, prospect availability and the companies’ own short-term and strategic plans. These capital expenditures may also be affected by worldwide economic or industry-wide conditions. With the shift to unconventional plays, seismic data is increasingly tied to relatively stable development capital expenditures.
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
North America Drilling Activity: Drilling activity has shifted to areas with oil and liquids-rich hydrocarbons, such as the Eagle Ford/Woodbine, Niobrara/Bakken and Utica/Marcellus in the U.S. and Montney and Cardium in Canada, with several emerging plays, including the Granite Wash (Panhandle Plays), Sussex, Mowry and Point Pleasant in the U.S. and Duvernay in Canada. Horizontal drilling rigs in oil and liquids-rich areas have leveled off, while activity in dry gas areas continues to be depressed.
Availability of Capital for Our Customers: Some of our customers are independent E&P companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. Reductions in cash flows resulting from lower commodity prices, along with the reduced availability of credit and increased costs of borrowing, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash resales	$22,630	$23,129	$45,075	$62,298
Other revenue components:
Acquisition underwriting revenue	15,397	16,891	40,486	53,463
Non-monetary exchanges	261	—	585	709
Revenue recognition adjustments	8,303	4,367	10,375	(806)
Solutions and other	953	1,641	2,374	2,911
Total revenue	$47,544	$46,028	$98,895	$118,575

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash EBITDA	$17,701	$18,432	$34,357	$51,105
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	15,397	16,891	40,486	53,463
Non-monetary exchanges	261	—	585	709
Revenue recognition adjustments	8,303	4,367	10,375	(806)
Solutions non-cash revenue	—	—	—	20
Add (subtract) other items included in net income:
Depreciation and amortization	(27,829)	(29,837)	(57,167)	(69,221)
Non-cash operating expenses	(272)	(315)	(498)	(460)
Non-recurring corporate expenses	(163)	(573)	(153)	(871)
Interest expense, net	(6,138)	(7,253)	(15,453)	(14,472)
Foreign currency losses	(1,171)	(426)	(1,818)	(15)
Loss on early extinguishment of debt	—	—	(1,504)	—
Other income	—	2	1	83
Benefit (provision) for income taxes	279	(18)	(1,105)	(3,559)
Net income	$6,368	$1,270	$8,106	$15,976

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2013 to August 7, 2013, we completed the addition of approximately 1,900 square miles of seismic data to our library. As of August 7, 2013, we had approximately 1,300 square miles of seismic data in progress.

Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2012.
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition underwriting revenue:
Cash underwriting	$15,370	$16,531	$40,402	$51,835
Underwriting from non-monetary exchanges	27	360	84	1,628
Total acquisition underwriting revenue	15,397	16,891	40,486	53,463
Resale licensing revenue:
Cash resales	22,630	23,129	45,075	62,298
Non-monetary exchanges	261	—	585	709
Revenue recognition adjustments	8,303	4,367	10,375	(806)
Total resale licensing revenue	31,194	27,496	56,035	62,201
Total seismic revenue	46,591	44,387	96,521	115,664
Solutions and other	953	1,641	2,374	2,911
Total revenue	$47,544	$46,028	$98,895	$118,575
Total revenue was $47.5 million in the second quarter of 2013 compared to $46.0 million in the second quarter of 2012. Acquisition underwriting revenue was $15.4 million in the second quarter of 2013 compared to $16.9 million in the second quarter of 2012. We continued to focus the majority of our new data acquisition activity in the second quarter of 2013 in the Eagle Ford, Utica/Marcellus and Granite Wash (Panhandle Plays) unconventional plays. Total resale licensing revenue was $31.2 million in the second quarter of 2013 compared to $27.5 million in the second quarter of 2012. Although total resale licensing revenue increased 13.4%, cash resales in the second quarter of 2013 of $22.6 million were relatively flat when compared to cash resales in the second quarter of 2012 of $23.1 million. We believe this level of cash resales is well within the bandwidth of expected cash resales in any one quarter. Since our clients operate on an annual budget cycle, cash resales can vary quarter to quarter. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between 2012 and 2013 was primarily due to fewer contracts requiring deferral in the second quarter of 2013. Solutions and other revenue was $1.0 million in the second quarter of 2013 compared to $1.6 million in the second quarter of 2012. The $0.6 million decrease was primarily due to the variation in the types of products delivered.
Total revenue for the first six months of 2013 was $98.9 million compared to $118.6 million in the first six months of 2012. Acquisition underwriting revenue was $40.5 million for the first six months of 2013 compared to $53.5 million in the first six months of 2012. The decrease was primarily due to fewer square miles of data being acquired in Canada in 2013 compared to 2012. The Company made a strategic decision to reduce its level of net cash capital expenditures on new data creation for 2013 as compared to 2012 and 2011, which directly impacts acquisition underwriting revenue. The majority of our new data acquisition activity in 2013 occurred in the Eagle Ford, Utica/Marcellus, Granite Wash (Panhandle Plays) and Cardium unconventional plays in North America. Total resale licensing revenue was $56.0 million in the first six months of 2013 compared to $62.2 million in the first six months of 2012. For the six months of 2013, cash resales were $45.1 million compared to $62.3 million in the same period last year. Cash resale activity is tied closely to our clients' annual budget cycles and therefore is better viewed on an annual basis. As a result, cash resale activity can fluctuate significantly from quarter to quarter. The increase of $11.2 million in revenue recognition adjustments from the first six months of 2012 to the first six months of 2013 was primarily due to a decrease in the deferral of new licensing contracts and an increase in selection of data from open library card contracts, partially offset by a decrease in the recognition of revenue previously deferred as a result of new data acquisition projects being completed and delivered. Solutions and other revenue decreased approximately $0.5 million in 2013 compared to 2012 mainly due to the variation in the types of products delivered and fewer third party data processing projects in 2013.
At June 30, 2013, we had a deferred revenue balance of $45.7 million, compared to the December 31, 2012 balance of $52.9 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
Depreciation and amortization was composed of the following for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of seismic data:
Income forecast	$20,812	$22,081	$43,520	$53,893
Straight-line	5,325	6,098	10,261	11,842
Total amortization of seismic data	26,137	28,179	53,781	65,735
Depreciation of property and equipment	264	219	520	598
Amortization of acquired intangibles	1,428	1,439	2,866	2,888
Total	$27,829	$29,837	$57,167	$69,221
Total seismic data library amortization amounted to $26.1 million in the second quarter of 2013 compared to $28.2 million in the second quarter of 2012 and $53.8 million for the first half of 2013 compared to $65.7 million for the first half of 2012. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Amortization	2013	2012	2013	2012
Income forecast	44.7%	49.7%	45.1%	46.6%
Straight-line	11.4%	13.7%	10.6%	10.2%
Total	56.1%	63.4%	55.7%	56.8%
The percentage of income forecast amortization to total seismic revenue decreased between the 2013 and 2012 periods presented due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the second quarter and first six months of 2013, 54% and 61%, respectively of resale revenue recognized was from data whose costs were fully amortized as compared to 46% and 62% in the second quarter and first six months of 2012, respectively. Amortization expense related to new data acquisition decreased between the periods due to the lower level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $0.8 million between the second quarters of 2012 and 2013 and decreased $1.6 million between the first six months of 2012 and 2013 due to the distribution of revenue among the various seismic surveys.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $6.3 million in the second quarter of 2013 compared to $7.7 million in the second quarter of 2012 and $13.6 million in the first six months of 2013 compared to $15.8 million in the first six months of 2012. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash SG&A expenses	$5,982	$7,390	$13,143	$15,337
Non-cash compensation expense	272	245	498	318
Non-cash rent expense	—	70	—	142
Total	$6,254	$7,705	$13,641	$15,797
The decrease in cash SG&A expenses of $1.4 million from the second quarter of 2012 to the second quarter of 2013 and $2.2 million from the first six months of 2012 to the first six months of 2013 was primarily attributable to (i) a decrease in variable SG&A expenses, mainly annual cash incentive compensation due to our 2013 second quarter and year-to-date cash EBITDA being lower than the established cash bonus targets for 2013 for the same periods, and (ii) a decrease in non-recurring corporate expenses mainly related to debt restructure costs.
Interest Expense, Net
Interest expense, net, was $6.1 million and $15.5 million in the second quarter and first six months of 2013, respectively, compared to $7.3 million and $14.5 million in the second quarter and first six months of 2012, respectively. The decrease in interest expense, net, of $1.2 million from the second quarter of 2012 to the second quarter of 2013 was mainly due to the refinancing of our 9.75% Senior Notes in March 2013 which resulted in a lower level of debt at a lower interest rate. The increase in interest expense, net, of $1.0 million from the first six months of 2012 to the first six months of 2013 was primarily due to the fact that the 2013 period included interest on both our old 9.75% Senior Notes and our new 9½% Senior Notes from date of issuance of the new senior notes on March 20, 2013 until the legal discharge of the old senior notes on April 18, 2013.
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge which included the write-off of unamortized issue expenses in the six months ended June 30, 2013.
Income Taxes
Income tax expense (benefit) was $(0.3) million in the second quarter of 2013 compared to $18,000 in the second quarter of 2012. The benefit in the second quarter of 2013 was comprised of a benefit of $0.8 million related to our Canadian operations offset by an expense of $0.5 million in U.S. state taxes. The expense in the second quarter of 2012 was comprised of $0.2 million related to our Canadian operations offset by a $0.2 million benefit related to U.S. state tax expenses.

Tax expense was $1.1 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively. The expense for the first six months of 2013 was comprised of (i) $0.9 million in U.S. state tax expense, (ii) $0.1 million in U.S. Federal taxes related to our estimated alternative minimum tax liability and (iii) $0.1 million related to interest on uncertain tax positions. The expense for the first six months of 2012 was comprised of (i) an expense of $3.4 million related to our Canadian operations, (ii) an expense of $0.1 million related to interest on uncertain tax positions and (iii) $0.1 million in U.S. state tax expense.
Net Income
Net income was $6.4 million in the second quarter of 2013 compared to $1.3 million in the second quarter of 2012 and $8.1 million in the first six months of 2013 compared to $16.0 million in the first six months of 2012. The $5.1 million increase in net income from the second quarter of 2012 to the second quarter of 2013 was primarily due to slightly higher revenue coupled with lower amortization of seismic data, a reduction in SG&A expenses and lower interest expense. The decrease in net income of $7.9 million from the first six months of 2012 to the first six months of 2013 was primarily due to lower revenue partially offset by a reduction in amortization expense associated with our data library, a reduction in SG&A expenses and lower income tax expense. The first six months of 2013 also included a $1.5 million non-cash charge related to the early extinguishment of our 9.75% Senior Notes as well as additional interest expense as a result of the refinancing of these senior notes.

Liquidity and Capital Resources
As of June 30, 2013, we had $25.2 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at June 30, 2013, was $2.3 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See Note D - “Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of June 30, 2013, no amounts were outstanding under the Credit Facility and there was $20.0 million of availability.
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
Cash Flows from Operating Activities: Cash flows provided by operating activities were $74.3 million and $98.5 million for the six months ended June 30, 2013 and 2012, respectively. Operating cash flows for 2013 decreased from 2012 primarily due to (i) lower data acquisition activity resulting in reduced collections on acquisition underwriting partially offset by an increase in collections on cash resales, (ii) higher interest payments during the year associated with the satisfaction and discharge of our 9.75% Senior Notes and (iii) an increase in income taxes paid.
Cash Flows from Investing Activities: Cash flows used in investing activities were $78.7 million and $113.9 million for the six months ended June 30, 2013 and 2012, respectively. Cash expenditures for seismic data were $77.9 million and $113.1 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash invested in seismic data for 2013 compared to 2012 was primarily due to decreased data acquisition activity in Canada partially offset by higher capital expenditure payments in the U.S.
Cash Flows from Financing Activities: Cash flows used in financing activities were $32.0 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. This increase was due to the refinancing of our 9.75% Senior Notes whereby we used $25.0 million cash on hand to pay down principal and paid $6.8 million in fees and expenses in connection with the issuance of our 9½% Senior Notes.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses as well as interest on our 9½% Senior Notes and principal and interest on our other indebtedness from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Credit Facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

Deferred Taxes
As of June 30, 2013, we had a net deferred tax liability of $4.9 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $96.4 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of June 30, 2013, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $730,000 of which $646,000 was offset by a valuation allowance. The remaining state deferred tax asset of $84,000 was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the six months ended June 30, 2013, capital expenditures for seismic data and other property and equipment amounted to $69.1 million. Our capital expenditures for the remainder of 2013 are presently estimated to be $86.4 million. The first six months of 2013 actual and 2013 estimated remaining capital expenditures are comprised of the following (in thousands):

	Six Months Ended June 30, 2013	Estimate for Remainder of 2013	Total Estimate for 2013
New data acquisition	$63,311	$78,689	$142,000
Cash purchases and data processing	2,238	2,762	5,000
Non-monetary exchanges	2,977	3,523	6,500
Property and equipment and other	602	1,398	2,000
Total capital expenditures	69,128	86,372	155,500
Less: Non-monetary exchanges	(2,977)	(3,523)	(6,500)
Changes in working capital	12,382	—	12,382
Cash investment per statement of cash flows	$78,533	$82,849	$161,382

Net cash capital expenditures represent total capital expenditures less cash underwriting revenue from our clients and non-cash additions to the seismic data library. We believe this measure is important as it reflects the amount of capital expenditures funded from our operating cash flow. The following table shows how our net cash capital expenditures (a non-GAAP financial measure) are derived from total capital expenditures, the most directly comparable GAAP financial measure (in thousands):

	Six Months Ended June 30, 2013	Estimate for Remainder of 2013	Total Estimate for 2013
Total capital expenditures	$69,128	$86,372	$155,500
Less: Non-cash additions	(2,977)	(3,523)	(6,500)
Cash underwriting	(40,402)	(56,098)	(96,500)
Net cash capital expenditures	$25,749	$26,751	$52,500

As of August 7, 2013, we had capital expenditure commitments related to data acquisition projects of approximately $71.9 million, of which we have obtained approximately $51.1 million of cash underwriting. We expect approximately 80% of our $20.8 million committed net cash capital expenditures to be incurred in 2013 with the remainder being incurred in 2014. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 30 of this Quarterly Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates. Historically, we have not entered into financial instruments to mitigate these risks. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Hypothetical changes in interest rates and foreign currency exchange rates chosen for the estimated sensitivity analysis are considered to be reasonable near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and foreign currency exchange rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.
The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.”
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of June 30, 2013, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2012 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Income. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of June 30, 2013, if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Income would be approximately $1.0 million.
We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2013.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Item 6.    EXHIBITS
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEITEL, INC.

Date: August 12, 2013	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: August 12, 2013	/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

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
Employment Agreement between Stephen Graham Hallows and Seitel, Inc. dated April 1, 2013 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the SEC on April 4, 2013 (File No. 001-10165)).

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