Form 10-Q
period 2013-09-30
SEITEL INC
filed 2013-11-07
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒
As of November 4, 2013, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$28,040	$61,891
Receivables
Trade, net of allowance for doubtful accounts of $332 and $737, respectively	40,894	61,195
Notes and other, net of allowance for doubtful accounts of $988	2,006	2,143
Due from Seitel Holdings, Inc.	1,127	874
Seismic data library, net of accumulated amortization of $963,427 and $889,804, respectively	194,137	180,117
Property and equipment, net of accumulated depreciation and amortization of $14,469 and $13,461, respectively	4,072	4,818
Prepaid expenses, deferred charges and other	12,394	10,774
Intangible assets, net of accumulated amortization of $37,878 and $34,087, respectively	16,322	20,828
Goodwill	204,740	208,020
Deferred income taxes	84	84
TOTAL ASSETS	$503,816	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$42,954	$62,783
Income taxes payable	612	4,134
Debt
Senior Notes	250,000	275,000
Notes payable	—	29
Obligations under capital leases	2,829	3,113
Deferred revenue	50,677	52,857
Deferred income taxes	2,367	2,470
TOTAL LIABILITIES	349,439	400,386
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	399,455	398,772
Retained deficit	(263,792)	(272,135)
Accumulated other comprehensive income	18,714	23,721
TOTAL STOCKHOLDER’S EQUITY	154,377	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$503,816	$550,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$44,410	$51,556	$143,305	$170,131
EXPENSES:
Depreciation and amortization	32,085	37,703	89,252	106,924
Cost of sales	188	104	290	352
Selling, general and administrative	5,912	4,845	19,553	20,642
	38,185	42,652	109,095	127,918
INCOME FROM OPERATIONS	6,225	8,904	34,210	42,213
Interest expense, net	(6,202)	(7,266)	(21,655)	(21,738)
Foreign currency exchange gains (losses)	714	1,051	(1,104)	1,036
Loss on early extinguishment of debt	—	—	(1,504)	—
Gain on sale of marketable securities	—	—	—	230
Other income	16	227	17	710
Income before income taxes	753	2,916	9,964	22,451
Provision for income taxes	516	1,787	1,621	5,346
NET INCOME	$237	$1,129	$8,343	$17,105
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$237	$1,129	$8,343	$17,105
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	—	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	—	—	(230)
Foreign currency translation adjustments	3,145	5,101	(5,007)	4,762
Comprehensive income	$3,382	$6,230	$3,336	$21,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2012	100	$—	$398,772	$(272,135)	$23,721
Amortization of stock-based compensation costs	—	—	683	—	—
Net income	—	—	—	8,343	—
Foreign currency translation adjustments	—	—	—	—	(5,007)
Balance, September 30, 2013	100	$—	$399,455	$(263,792)	$18,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,343	$17,105
Depreciation and amortization	89,252	106,924
Loss on early extinguishment of debt	1,504	—
Deferred income tax provision	149	213
Foreign currency exchange losses (gains)	1,104	(1,036)
Amortization of deferred financing costs	989	1,514
Amortization of stock-based compensation	683	519
Amortization of favorable facility lease	—	214
Decrease in allowance for doubtful accounts	—	(298)
Non-cash other income	—	(208)
Non-cash revenue	(1,710)	(6,175)
Gain on sale of marketable securities	—	(230)
Decrease in receivables	20,200	7,642
Decrease (increase) in other assets	(1,830)	621
Decrease in deferred revenue	(1,868)	(3,207)
Decrease in accounts payable and other liabilities	(5,650)	(5,832)
Net cash provided by operating activities	111,166	117,766
Cash flows from investing activities:
Cash invested in seismic data	(111,812)	(148,854)
Cash paid to acquire property, equipment and other	(695)	(1,276)
Net proceeds from sale of marketable securities	—	230
Cash from sale of property, equipment and other	59	90
Advances to Seitel Holdings, Inc.	(253)	(11)
Net cash used in investing activities	(112,701)	(149,821)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—
Repayment of 9.75% Senior Notes	(275,000)	—
Principal payments on notes payable	(29)	(49)
Principal payments on capital lease obligations	(186)	(150)
Costs of debt transactions	(6,915)	—
Net cash used in financing activities	(32,130)	(199)
Effect of exchange rate changes	(186)	179
Net decrease in cash and cash equivalents	(33,851)	(32,075)
Cash and cash equivalents at beginning of period	61,891	74,894
Cash and cash equivalents at end of period	$28,040	$42,819
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,409	$27,018
Income taxes, net of refunds received	$7,251	$2,608
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$3,903	$3,115
Capital lease obligations incurred	$—	$95
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the amounts in the prior year's financial statements to conform to the current year's presentation. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
NOTE B-REVENUE RECOGNITION
Revenue from Data Acquisition
The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The payments for the initial licenses are sometimes referred to as underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. Contracts which are signed up to the time the Company makes a firm commitment to create the new seismic survey are considered underwriting. Any subsequent licensing of the data while it is in progress is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).
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

•
Library card license contract—The customer initially receives only access to certain data. The customer may then select specific data, from the collection of data to which it has access, to hold long-term under its license agreement. The length of the selection periods under the library card contracts is limited in time and varies from customer to customer.

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
In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses, which is when the data is selected by the customer or revenue from data acquisition, as applicable, or as services are provided by Solutions. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or delivered, whichever is more readily determinable.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Seismic data library additions	$926	$726	$3,903	$3,115
Revenue recognized on specific data licenses or selections of data	941	1,849	1,623	2,882
Revenue recognized related to acquisition contracts	3	1,645	87	3,273
Revenue recognized related to Solutions	—	—	—	20
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2013, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) West Texas, (d) Panhandle Plays in North Texas/Oklahoma, (e) Southern Louisiana/Mississippi, (f) Northern Louisiana, (g) Rocky Mountains, (h) Utica/Marcellus in Pennsylvania, Ohio and West Virginia, (i) other United States, (j) Montney in British Columbia and Alberta, (k) Horn River in British Columbia, (l) Cardium in Alberta and (m) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Gulf of Mexico offshore; and (V) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the nine months ended September 30, 2013 or 2012.

NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	September 30, 2013	December 31, 2012
9½% Senior Notes	$250,000	$—
9.75% Senior Notes	—	275,000
Credit Facility	—	—
Notes payable	—	29
	$250,000	$275,029
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes (the “9½% Senior Notes”). The proceeds from the issuance of the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% senior notes due 2014 (the “9.75% Senior Notes”), including accrued interest of $4.8 million. As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company's significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
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
9.75% Senior Unsecured Notes: The Company had $275.0 million aggregate principal amount of its 9.75% Senior Notes outstanding until these notes were satisfied and discharged in connection with the issuance of the 9½% Senior Notes. On March 20, 2013, the noteholders were issued a notice of redemption and the 9.75% Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through April 18, 2013. In accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes, this payment satisfied and discharged the entire indebtedness under the 9.75% Senior Notes. Accordingly, the Company recorded a loss on early extinguishment of debt of $1.5 million, which included the write-off of unamortized issue expenses, for the nine months ended September 30, 2013.
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
The Credit Facility contains certain affirmative and negative covenants and requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of September 30, 2013, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2013:
Cash equivalents	$27,496	$27,496	$—	$—
At December 31, 2012:
Cash equivalents	$61,272	$61,272	$—	$—
The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2013 or 2012.
Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
Debt – At September 30, 2013 and December 31, 2012, the carrying value of the Company's debt was approximately $250.0 million and $275.0 million, respectively. The estimated fair value of the debt was approximately $260.3 million at September 30, 2013 and $274.6 million at December 31, 2012. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at September 30, 2013 and December 31, 2012 include $651,000 of restricted cash related to collateral on seismic operations bonds. The balances at September 30, 2013 and December 31, 2012 also include $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Olympic.
The Company had non-cash additions to its seismic data library comprised of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Non-monetary exchanges related to resale licensing revenue	$1,511	$1,293
Non-monetary exchanges from underwriting of new data acquisition	—	4,122
Completion of data in progress from prior non-monetary exchanges	2,392	142
Less: Non-monetary exchanges for data in progress	—	(2,442)
Total non-cash additions to seismic data library	$3,903	$3,115

Non-cash revenue consisted of the following for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Acquisition revenue on underwriting from non-monetary exchange contracts	$87	$3,273
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,623	2,882
Solutions revenue recognized from non-monetary exchange contracts	—	20
Total non-cash revenue	$1,710	$6,175

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2013, the Company did not have any amounts accrued related to litigation and claims, as the Company believes it is not probable that any amounts will be paid relative to such litigation and claims.

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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2013 and December 31, 2012, and the consolidating condensed statements of income, statements of comprehensive income (loss) and statements of cash flows for the nine months ended September 30, 2013 and September 30, 2012 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$21,381	$6,659	$—	$28,040
Receivables
Trade, net	—	33,006	7,888	—	40,894
Notes and other, net	—	8	1,998	—	2,006
Due from Seitel Holdings, Inc.	—	1,127	—	—	1,127
Intercompany receivables (payables)	28,201	295	(28,496)	—	—
Investment in subsidiaries	362,124	432,614	1,591	(796,329)	—
Net seismic data library	—	118,231	75,906	—	194,137
Net property and equipment	—	1,627	2,445	—	4,072
Prepaid expenses, deferred charges and other	7,143	2,315	2,936	—	12,394
Intangible assets, net	900	10,841	4,581	—	16,322
Goodwill	—	107,688	97,052	—	204,740
Deferred income taxes	—	84	—	—	84
TOTAL ASSETS	$398,368	$729,217	$172,560	$(796,329)	$503,816
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$12,595	$23,606	$6,753	$—	$42,954
Income taxes payable	110	502	—	—	612
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	58	2,771	—	2,829
Deferred revenue	—	44,010	6,667	—	50,677
Deferred income taxes	—	—	2,367	—	2,367
TOTAL LIABILITIES	262,705	68,176	18,558	—	349,439
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,455	—	—	—	399,455
Parent investment	—	764,752	156,924	(921,676)	—
Retained deficit	(263,792)	(103,711)	(21,636)	125,347	(263,792)
Accumulated other comprehensive income	—	—	18,714	—	18,714
TOTAL STOCKHOLDER’S EQUITY	135,663	661,041	154,002	(796,329)	154,377
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$398,368	$729,217	$172,560	$(796,329)	$503,816

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$60,533	$1,358	$—	$61,891
Receivables
Trade, net	—	43,806	17,389	—	61,195
Notes and other, net	—	9	2,134	—	2,143
Due from Seitel Holdings, Inc.	—	874	—	—	874
Intercompany receivables (payables)	75,688	(49,827)	(25,861)	—	—
Investment in subsidiaries	332,819	432,870	1,590	(767,279)	—
Net seismic data library	—	100,087	80,030	—	180,117
Net property and equipment	—	2,125	2,693	—	4,818
Prepaid expenses, deferred charges and other	2,644	5,122	3,008	—	10,774
Intangible assets, net	900	13,250	6,678	—	20,828
Goodwill	—	107,688	100,332	—	208,020
Deferred income taxes	—	84	—	—	84
TOTAL ASSETS	$412,051	$716,621	$189,351	$(767,279)	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,049	$38,179	$14,555	$—	$62,783
Income taxes payable	336	900	2,898	—	4,134
Senior Notes	275,000	—	—	—	275,000
Notes payable	29	—	—	—	29
Obligations under capital leases	—	81	3,032	—	3,113
Deferred revenue	—	45,320	7,537	—	52,857
Deferred income taxes	—	—	2,470	—	2,470
TOTAL LIABILITIES	285,414	84,480	30,492	—	400,386
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	398,772	—	—	—	398,772
Parent investment	—	764,752	156,918	(921,670)	—
Retained deficit	(272,135)	(132,611)	(21,780)	154,391	(272,135)
Accumulated other comprehensive income	—	—	23,721	—	23,721
TOTAL STOCKHOLDER’S EQUITY	126,637	632,141	158,859	(767,279)	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$412,051	$716,621	$189,351	$(767,279)	$550,744

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$112,387	$31,893	$(975)	$143,305
EXPENSES:
Depreciation and amortization	—	66,904	22,348	—	89,252
Cost of sales	—	287	3	—	290
Selling, general and administrative	1,086	12,584	6,858	(975)	19,553
	1,086	79,775	29,209	(975)	109,095
INCOME (LOSS) FROM OPERATIONS	(1,086)	32,612	2,684	—	34,210
Interest expense, net	(17,967)	(2,401)	(1,287)	—	(21,655)
Foreign currency exchange losses	—	—	(1,104)	—	(1,104)
Loss on early extinguishment of debt	(1,504)	—	—	—	(1,504)
Other income	—	17	—	—	17
Income (loss) before income taxes and equity in income of subsidiaries	(20,557)	30,228	293	—	9,964
Provision for income taxes	—	1,472	149	—	1,621
Equity in income of subsidiaries	28,900	144	—	(29,044)	—
NET INCOME	$8,343	$28,900	$144	$(29,044)	$8,343

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$8,343	$28,900	$144	$(29,044)	$8,343
Foreign currency translation adjustments	—	—	(5,007)	—	(5,007)
Comprehensive income (loss)	$8,343	$28,900	$(4,863)	$(29,044)	$3,336

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Nine Months Ended September 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$106,372	$64,730	$(971)	$170,131
EXPENSES:
Depreciation and amortization	—	64,927	41,997	—	106,924
Cost of sales	—	335	17	—	352
Selling, general and administrative	1,601	12,313	7,699	(971)	20,642
	1,601	77,575	49,713	(971)	127,918
INCOME (LOSS) FROM OPERATIONS	(1,601)	28,797	15,017	—	42,213
Interest expense, net	(9,690)	(10,995)	(1,053)	—	(21,738)
Foreign currency exchange gains (losses)	—	(4)	1,040	—	1,036
Gain on sale of marketable securities	—	230	—	—	230
Other income	20	690	—	—	710
Income (loss) before income taxes and equity in income of subsidiaries	(11,271)	18,718	15,004	—	22,451
Provision for income taxes	—	1,420	3,926	—	5,346
Equity in income of subsidiaries	28,376	11,078	—	(39,454)	—
NET INCOME	$17,105	$28,376	$11,078	$(39,454)	$17,105

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$17,105	$28,376	$11,078	$(39,454)	$17,105
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	(32)	—	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	(230)	—	—	(230)
Foreign currency translation adjustments	—	—	4,762	—	4,762
Comprehensive income	$17,105	$28,114	$15,840	$(39,454)	$21,605

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,542)	$102,136	$27,572	$—	$111,166
Cash flows from investing activities:
Cash invested in seismic data	—	(89,278)	(22,534)	—	(111,812)
Cash paid to acquire property, equipment and other	—	(457)	(238)	—	(695)
Cash from sale of property, equipment and other	—	59	—	—	59
Advances to Seitel Holdings, Inc.	—	(253)	—	—	(253)
Net cash used in investing activities	—	(89,929)	(22,772)	—	(112,701)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(29)	—	—	—	(29)
Principal payments on capital lease obligations	—	(23)	(163)	—	(186)
Costs of debt transactions	(6,915)	—	—	—	(6,915)
Intercompany transfers	50,486	(51,336)	850	—	—
Net cash provided by (used in) financing activities	18,542	(51,359)	687	—	(32,130)
Effect of exchange rate changes	—	—	(186)	—	(186)
Net increase (decrease) in cash and cash equivalents	—	(39,152)	5,301	—	(33,851)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$21,381	$6,659	$—	$28,040

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(26,451)	$88,019	$56,198	$—	$117,766
Cash flows from investing activities:
Cash invested in seismic data	—	(75,100)	(73,754)	—	(148,854)
Cash paid to acquire property, equipment and other	—	(1,194)	(82)	—	(1,276)
Net proceeds from sale of marketable securities	—	230	—	—	230
Cash from sale of property, equipment and other	—	90	—	—	90
Advances to Seitel Holdings, Inc.	—	(11)	—	—	(11)
Net cash used in investing activities	—	(75,985)	(73,836)	—	(149,821)
Cash flows from financing activities:
Principal payments on notes payable	(49)	—	—	—	(49)
Principal payments on capital lease obligations	—	(6)	(144)	—	(150)
Intercompany transfers	26,500	(32,650)	6,150	—	—
Net cash provided by (used in) financing activities	26,451	(32,656)	6,006	—	(199)
Effect of exchange rate changes	—	(4)	183	—	179
Net decrease in cash and cash equivalents	—	(20,626)	(11,449)	—	(32,075)
Cash and cash equivalents at beginning of period	—	61,612	13,282	—	74,894
Cash and cash equivalents at end of period	$—	$40,986	$1,833	$—	$42,819

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Registration Statement on Form S-4 (File No. 333-189447) filed with the Securities and Exchange Commission (“SEC”).
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
Merger and Acquisition/Joint Venture Activity: Merger and acquisition activity continues to occur within our client base, although there has been an overall decline in activity in the U.S. since 2010. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it should generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.
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
North America Drilling Activity: Many companies have shifted their capital expenditure focus to drilling in 2013; however, the rig count has remained relatively flat due to operational efficiencies. Drilling activity remains focused on areas with oil and liquids-rich hydrocarbons, while activity in dry gas areas continues to be depressed.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash resales	$18,527	$15,512	$63,602	$77,810
Other revenue components:
Acquisition underwriting revenue	22,440	25,103	62,926	78,566
Non-monetary exchanges	926	584	1,511	1,293
Revenue recognition adjustments	1,305	8,665	11,680	7,859
Solutions and other	1,212	1,692	3,586	4,603
Total revenue	$44,410	$51,556	$143,305	$170,131

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash EBITDA	$13,927	$12,651	$48,284	$63,756
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	22,440	25,103	62,926	78,566
Non-monetary exchanges	926	584	1,511	1,293
Revenue recognition adjustments	1,305	8,665	11,680	7,859
Solutions non-cash revenue	—	—	—	20
Add (subtract) other items included in net income:
Depreciation and amortization	(32,085)	(37,703)	(89,252)	(106,924)
Non-cash operating expenses	(185)	(273)	(683)	(733)
Non-recurring corporate expenses	(103)	(123)	(256)	(994)
Interest expense, net	(6,202)	(7,266)	(21,655)	(21,738)
Foreign currency gains (losses)	714	1,051	(1,104)	1,036
Loss on early extinguishment of debt	—	—	(1,504)	—
Other income	16	227	17	310
Provision for income taxes	(516)	(1,787)	(1,621)	(5,346)
Net income	$237	$1,129	$8,343	$17,105

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2013 to November 4, 2013, we completed the addition of approximately 2,500 square miles of seismic data to our library. As of November 4, 2013, we had approximately 1,000 square miles of seismic data in progress.

Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2012.
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition underwriting revenue:
Cash underwriting	$22,437	$23,458	$62,839	$75,293
Underwriting from non-monetary exchanges	3	1,645	87	3,273
Total acquisition underwriting revenue	22,440	25,103	62,926	78,566
Resale licensing revenue:
Cash resales	18,527	15,512	63,602	77,810
Non-monetary exchanges	926	584	1,511	1,293
Revenue recognition adjustments	1,305	8,665	11,680	7,859
Total resale licensing revenue	20,758	24,761	76,793	86,962
Total seismic revenue	43,198	49,864	139,719	165,528
Solutions and other	1,212	1,692	3,586	4,603
Total revenue	$44,410	$51,556	$143,305	$170,131
Total revenue was $44.4 million in the third quarter of 2013 compared to $51.6 million in the third quarter of 2012. Acquisition underwriting revenue was $22.4 million in the third quarter of 2013 compared to $25.1 million in the third quarter of 2012. The majority of our new data acquisition activity in the third quarter of 2013 occurred in the Eagle Ford/Woodbine, Utica/Marcellus and Permian unconventional plays. Total resale licensing revenue was $20.8 million in the third quarter of 2013 compared to $24.8 million in the third quarter of 2012. Although total resale licensing revenue decreased, cash resales increased $3.0 million, or 19%, in the third quarter of 2013 compared to cash resales in the third quarter of 2012. While the third quarter is typically a slower quarter in our segment of the industry, we had expected activity levels for cash resales to increase compared to the first half of 2013. However, activity levels remained fairly consistent with the first half of the year. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between 2012 and 2013 was primarily due to a decrease in the recognition of revenue previously deferred coupled with an increase in the deferral of cash resales in the third quarter of 2013. Solutions and other revenue was $1.2 million in the third quarter of 2013 compared to $1.7 million in the third quarter of 2012. The $0.5 million decrease was primarily due to the variation in the types of products delivered.
Total revenue for the first nine months of 2013 was $143.3 million compared to $170.1 million in the first nine months of 2012. For the first nine months of 2013, acquisition underwriting revenue was $62.9 million, reflecting 67% underwriting on new data acquisition projects, compared to the first nine months of 2012 of $78.6 million, reflecting 60% underwriting on new data acquisition projects. The decrease in acquisition underwriting revenue was primarily due to a reduction in data acquisition activity in the first nine months of 2013 as the Company made a strategic decision to reduce its level of investment in new data creation for 2013 as compared to 2012. The majority of our new data acquisition activity in 2013 has been in the Eagle Ford/Woodbine, Utica/Marcellus, Granite Wash (Panhandle Plays) and Cardium unconventional plays in North America. In addition, we recently began acquiring surveys in the Permian Basin. Total resale licensing revenue was $76.8 million in the first nine months of 2013 compared to $87.0 million in the first nine months of 2012. For the first nine months of 2013, cash resales were $63.6 million compared to $77.8 million in the same period last year. Cash resale activity is tied closely to our clients' annual budget cycles and therefore is better viewed on an annual basis. As a result, cash resale activity can fluctuate significantly in interim periods within the year. The increase of $3.8 million in revenue recognition adjustments from the first nine months of 2012 to the first nine months of 2013 was primarily due to a decrease in the deferral of new licensing contracts and a slight increase in selection of data from open library card contracts, partially offset by a decrease in the recognition of revenue previously deferred as a result of new data acquisition projects being completed and delivered. Solutions and other revenue decreased approximately $1.0 million in 2013 compared to 2012 mainly due to the variation in the types of products delivered and fewer third party data processing projects in 2013.
At September 30, 2013, we had a deferred revenue balance of $50.7 million, compared to the December 31, 2012 balance of $52.9 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
Depreciation and amortization was composed of the following for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of seismic data:
Income forecast	$24,406	$29,047	$67,926	$82,940
Straight-line	5,995	6,948	16,256	18,790
Total amortization of seismic data	30,401	35,995	84,182	101,730
Depreciation of property and equipment	260	255	780	853
Amortization of acquired intangibles	1,424	1,453	4,290	4,341
Total	$32,085	$37,703	$89,252	$106,924
Total seismic data library amortization amounted to $30.4 million in the third quarter of 2013 compared to $36.0 million in the third quarter of 2012 and $84.2 million for the first nine months of 2013 compared to $101.7 million for the first nine months of 2012. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Amortization	2013	2012	2013	2012
Income forecast	56.5%	58.3%	48.6%	50.1%
Straight-line	13.9%	13.9%	11.6%	11.4%
Total	70.4%	72.2%	60.2%	61.5%
The percentage of income forecast amortization to total seismic revenue decreased between the 2013 and 2012 periods presented due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the third quarter and first nine months of 2013, 41% and 56%, respectively, of resale revenue recognized was from data whose costs were fully amortized as compared to 34% and 54% in the third quarter and first nine months of 2012, respectively. Amortization expense related to new data acquisition decreased between the periods due to the lower level of acquisition revenue in the 2013 periods. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization decreased $1.0 million between the third quarters of 2012 and 2013 and decreased $2.5 million between the first nine months of 2012 and 2013 due to the distribution of revenue among the various seismic surveys.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.9 million in the third quarter of 2013 compared to $4.8 million in the third quarter of 2012 and $19.6 million in the first nine months of 2013 compared to $20.6 million in the first nine months of 2012. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash SG&A expenses	$5,727	$4,572	$18,870	$19,909
Non-cash compensation expense	185	201	683	519
Non-cash rent expense	—	72	—	214
Total	$5,912	$4,845	$19,553	$20,642
The increase in cash SG&A expenses of $1.2 million from the third quarter of 2012 to the third quarter of 2013 was primarily due to the third quarter of 2012 including a $1.5 million reduction in compensation expense previously accrued in the first half of 2012. The decrease in cash SG&A expenses of $1.0 million from the first nine months of 2012 to the first nine months of 2013 was primarily attributable to a $0.7 million decrease in non-recurring corporate expenses mainly related to debt restructure costs.
Interest Expense, Net
Interest expense, net, was $6.2 million and $21.7 million in the third quarter and first nine months of 2013, respectively, compared to $7.3 million and $21.7 million in the third quarter and first nine months of 2012, respectively. The decrease in interest expense, net, of $1.1 million from the third quarter of 2012 to the third quarter of 2013 was mainly due to the refinancing of our 9.75% Senior Notes in March 2013 which resulted in a lower level of debt at a lower interest rate. Interest expense did not vary between the nine month periods primarily because the lower interest expense on our new 9½% Senior Notes was offset by interest incurred on both our old 9.75% Senior Notes and our new 9½% Senior Notes from the date of issuance of the new senior notes on March 20, 2013 until the legal discharge of the old senior notes on April 18, 2013.
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge which included the write-off of unamortized issue expenses in the nine months ended September 30, 2013.
Income Taxes
Income tax expense was $0.5 million in the third quarter of 2013 compared to $1.8 million in the third quarter of 2012. The expense in the third quarter of 2013 was comprised of (i) an expense of $0.2 million related to our Canadian operations, (ii) $0.5 million in U.S. state tax expense and (iii) a benefit of $0.2 million related to certain research and development tax credits in Canada. The expense in the third quarter of 2012 was comprised of expenses of (i) $0.4 million related to our Canadian operations, (ii) $0.3 million in U.S. Federal taxes and (iii) $1.1 million in U.S. state taxes.

Income tax expense was $1.6 million and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively. The expense for the first nine months of 2013 was comprised of (i) a $0.2 million expense related to our Canadian operations, (ii) a benefit of $0.2 million related to certain research and development tax credits in Canada, (iii) $1.4 million in U.S. state tax expense, (iv) $0.1 million in U.S. Federal taxes related to our estimated alternative minimum tax liability and (v) $0.1 million related to interest on uncertain tax positions. The expense for the first nine months of 2012 was comprised of expenses of (i) $3.8 million related to our Canadian operations, (ii) $0.3 million in U.S. Federal taxes, (iii) $1.1 million in U.S. state taxes and (iv) $0.1 million related to interest on uncertain tax positions.
Net Income
Net income was $0.2 million in the third quarter of 2013 compared to $1.1 million in the third quarter of 2012 and $8.3 million in the first nine months of 2013 compared to $17.1 million in the first nine months of 2012. The $0.9 million decrease in net income from the third quarter of 2012 to the third quarter of 2013 was primarily due to lower revenue and higher SG&A expenses partially offset by lower amortization of seismic data, lower interest expense and lower income tax expense. The decrease in net income of $8.8 million from the first nine months of 2012 to the first nine months of 2013 was due to lower revenue partially offset by a reduction in amortization expense associated with our data library, a reduction in SG&A expenses and lower income tax expense. The first nine months of 2013 also included a $1.5 million non-cash charge related to the early extinguishment of our 9.75% Senior Notes.
Liquidity and Capital Resources
As of September 30, 2013, we had $28.0 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at September 30, 2013, was $6.6 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See Note D - “Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of September 30, 2013, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.
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
Cash Flows from Operating Activities: Cash flows provided by operating activities were $111.2 million and $117.8 million for the nine months ended September 30, 2013 and 2012, respectively. Operating cash flows for 2013 decreased from 2012 primarily due to (i) lower data acquisition activity resulting in reduced collections on acquisition underwriting partially offset by an increase in collections on cash resales, (ii) lower collections associated with Solutions and other income items and (iii) an increase in income taxes paid. These decreases in cash were partially offset by lower interest payments between the nine month periods due to the change in timing of interest payments upon the refinancing of our senior notes.
Cash Flows from Investing Activities: Cash flows used in investing activities were $112.7 million and $149.8 million for the nine months ended September 30, 2013 and 2012, respectively. Cash expenditures for seismic data were $111.8 million and $148.9 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash invested in seismic data for 2013 compared to 2012 was primarily due to decreased data acquisition activity resulting from our strategic decision to reduce investment in new data acquisition projects compared to 2012.
Cash Flows from Financing Activities: Cash flows used in financing activities were $32.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. This increase was due to the refinancing of our 9.75% Senior Notes whereby we used $25.0 million cash on hand to pay down principal and paid $6.9 million in fees and expenses in connection with the issuance of our 9½% Senior Notes.
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
Deferred Taxes
As of September 30, 2013, we had a net deferred tax liability of $2.4 million attributable to our Canadian operations. In the U.S., we had a Federal deferred tax asset of $96.1 million, all of which was fully offset by a valuation allowance. The recognition of the U.S. Federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the U.S. Federal deferred tax asset will be realized. As of September 30, 2013, it was more likely than not that all of the U.S. Federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $730,000 of which $646,000 was offset by a valuation allowance. The remaining state deferred tax asset of $84,000 was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the nine months ended September 30, 2013, capital expenditures for seismic data and other property and equipment amounted to $101.6 million. Our capital expenditures for the remainder of 2013 are presently estimated to be $50.5 million. The first nine months of 2013 actual and 2013 estimated remaining capital expenditures are comprised of the following (in thousands):

	Nine Months Ended September 30, 2013	Estimate for Remainder of 2013	Total Estimate for 2013
New data acquisition	$94,351	$46,649	$141,000
Cash purchases and data processing	2,656	2,344	5,000
Non-monetary exchanges	3,903	197	4,100
Property and equipment and other	695	1,305	2,000
Total capital expenditures	101,605	50,495	152,100
Less: Non-monetary exchanges	(3,903)	(197)	(4,100)
Changes in working capital	14,805	—	14,805
Cash investment per statement of cash flows	$112,507	$50,298	$162,805

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

	Nine Months Ended September 30, 2013	Estimate for Remainder of 2013	Total Estimate for 2013
Total capital expenditures	$101,605	$50,495	$152,100
Less: Non-cash additions	(3,903)	(197)	(4,100)
Cash underwriting	(62,839)	(32,661)	(95,500)
Net cash capital expenditures	$34,863	$17,637	$52,500

As of November 4, 2013, we had capital expenditure commitments related to data acquisition projects of approximately $63.6 million, of which we have obtained approximately $43.5 million of cash underwriting. We expect approximately 60% of our $20.1 million committed net cash capital expenditures to be incurred in 2013 with the remainder being incurred in 2014. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 30 of this Quarterly Report.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of September 30, 2013, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2012 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Income. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of September 30, 2013, if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Income would be approximately $1.0 million.
We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2013.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. Also see the information under the heading "Risk Factors" in our Registration Statement on Form S-4 (File No. 333-189447), filed with the SEC on June 19, 2013. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

SEITEL, INC.

Date: November 7, 2013	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: November 7, 2013	/s/ Marcia H. Kendrick
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