Form 10-K
period 2013-12-31
SEITEL INC
filed 2014-02-21
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On February 18, 2014, there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers. Also note that we provide a cautionary discussion of risks and uncertainties under the captions “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in this Annual Report and in our future periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”).
PART I

Item 1. Business
General

We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of onshore and offshore geological data that we have accumulated since our inception in 1982. We believe our data library is the largest onshore three-dimensional (“3D”) database available for licensing in North America and includes leading positions in oil and liquids-rich unconventional plays.
As of February 2014, we own approximately 40,000 square miles of onshore 3D data, consisting of 26,800 square miles in the United States (67%) and 13,200 square miles in Canada (33%). We have a leading market position in key geographies that benefit from the ongoing growth in North American unconventional onshore oil and gas activity. Approximately 50% of our onshore 3D library is comprised of data located in unconventional plays, and currently we have an additional 1,075 square miles of onshore 3D data in progress in those areas. Since 2008, we have embarked upon a campaign to acquire data in key unconventional plays, including oil-focused and liquids-rich North American plays such as the Eagle Ford/Woodbine and Niobrara, where we own a combined 8,200 square miles of 3D unconventional data. Our library also includes data in other oil and liquids-rich plays including, in the U.S., Utica/Marcellus and Granite Wash (Panhandle Plays) and, in Canada, the Montney and Cardium. We have grown our onshore 3D unconventional library by 12.9% compounded annually since the beginning of 2008.
Our business model is to acquire data selectively in geological formations that we believe will support drilling from a variety of oil and gas producers over an extended period of time. We design and manage new surveys and license them to initial clients which typically fund a significant portion (55% - 75%) of the total cost of each survey (referred to as “client underwriting”). Seitel owns 100% of the acquired data and licenses (“resells”) the data to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require minimal incremental cash costs, leading to a rapid payback period on new investments of about three years on average and strong returns thereafter. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 46% of our 2013 3D onshore resale revenue coming from data over five years old, including resales of data from vintages as early as 1994.
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
We serve a market which includes over 1,600 companies in the oil and gas industry. Our customers include large independent and major integrated oil and gas companies as well as small and mid-cap exploration and production (“E&P”) companies. The importance of geological data in the exploration and development process drives demand for data in our library. Specifically, our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration and to optimize development and production of oil and gas reserves. Seismic data provides valuable insight for operators including a target zone's thickness, as well as faulting pattern complexity, helping with the design of horizontal drilling programs and minimizing the potential for uneconomic wells.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit (“Solutions”), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In each of fiscal 2013, 2012 and 2011, approximately 98% of our revenues were generated from customers underwriting data acquisitions and revenue from licensing of seismic data. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note M to Consolidated Financial Statements for information about our revenue by geographical area.
We are a private company controlled by ValueAct Capital Master Fund, L.P. (“ValueAct”) and funds managed by affiliates of Centerbridge Partners, L.P. (“Centerbridge”). We are incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.
Description of Operations
Seismic Data
E&P companies consider seismic data an important tool in finding and exploiting hydrocarbons. E&P companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. In unconventional plays, E&P companies use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. The cost of seismic data is less than 1% of the total cost of exploration for most projects, but provides substantial benefits to operators. 3D seismic data provides a graphic depiction of the earth’s subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than two-dimensional (“2D”) data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter’s ability to evaluate the probability of the existence and location of oil and gas deposits. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

Although we amortize our seismic data library investment over a maximum period of four years, much of our seismic data has continued to generate licensing revenue past the amortization period. Assuming the data is sampled and gathered adequately in the field recording phase, it is amenable to re-evaluation and re-presentation multiple times, using new or alternate processing techniques or updated knowledge of the Earth model.

Management believes the level of resales from various vintages of our seismic data is useful in order to assess the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2013, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2009	$45,995	46%	$490,148	67%
Investments 2009 through 2013	54,414	54%	236,223	33%
Total 3D onshore	$100,409	100%	$726,371	100%

(1)
Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the 2007 merger between Seitel Acquisition Corp. with and into Seitel, Inc. (the "Merger").

The following presents a reconciliation of resale revenue for 3D onshore to total revenue for the year ended December 31, 2013 (in thousands):

Total resale revenue – 3D onshore	$100,409
Other revenue components:
Other resale revenue (principally 2D and offshore)	10,388
Acquisition revenue	87,312
Solutions and other revenue	4,765
Total revenue	$202,874
The following presents a reconciliation of historical net investment for 3D onshore data (a non-GAAP financial measure) to net book value at December 31, 2013 (the most directly comparable GAAP financial measure) (in thousands):

Historical net investment in seismic data – 3D onshore	$726,371
Add:
Acquisition revenue – 3D onshore	787,524
Other seismic data investment (principally 2D and offshore)	383,446
Foreign currency translation	36,079
Seismic projects in progress	63,744
Fair value adjustment resulting from the Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(1,963,698)
Net book value	$195,778
Data Library Overview
We believe our data library is the largest onshore 3D database available for licensing in North America. We have built our onshore 3D library over more than 20 years with approximately $1.6 billion in gross investments and we view our library as an asset that would be time- and cost-prohibitive for others to replicate. Approximately 50% of our onshore 3D library is comprised of data located in unconventional plays, and we currently have 1,075 square miles of onshore 3D data in progress in those areas. We believe we are well positioned in oil-focused and liquids-rich plays such as the Eagle Ford/Woodbine, Niobrara/Bakken, Utica/Marcellus, Granite Wash (Panhandle Plays), Montney and Cardium with approximately 20,000 miles of data in unconventional areas. In addition, in 2013, we began acquiring data in the Permian Basin (West Texas Plays).
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

The following table describes our 3D seismic data library as of February 18, 2014:

	Completed Surveys		Surveys in Progress
3D Data Library	Square Miles(1)	Percentage of Subtotal	Square Miles

Eagle Ford/Woodbine	6,000	22%	300
Niobrara/Bakken	2,600	10%	—
Haynesville	1,350	5%	—
Utica/Marcellus	1,100	4%	250
Panhandle Plays	750	3%	—
West Texas Plays	—	—%	450
Conventional 3D	15,000	56%	—
Total U.S. Onshore	26,800	100%	1,000

Montney	3,800	29%	25
Cardium	3,400	26%	50
Horn River	1,050	8%	—
Conventional 3D	4,950	37%	—
Total Canada	13,200	100%	75

Total 3D Onshore	40,000	79%	1,075

U.S. Offshore	10,500	21%	—

Worldwide Total	50,500	100%	1,075

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
The U.S. onshore 3D conventional sector of our seismic data library is mainly comprised of our Gulf Coast Texas and southern Louisiana/Mississippi components, which we began accumulating in 1993. We also have relatively small amounts of 3D seismic data in other areas, such as Alabama, California, Michigan and Northern Louisiana as well as an extensive 2D data library that continues to contribute to our licensing sales.
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
Underwritten Data Acquisitions: We design and manage new seismic surveys that are specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may occasionally have a limited exclusivity period. We consider the contracts executed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while the survey is in progress or once it is completed is considered a resale license. All of our data acquisition activity during 2013 occurred in unconventional plays, primarily the Eagle Ford/Woodbine in Texas, Utica/Marcellus in Pennsylvania and West Virginia, Granite Wash (Panhandle Plays) in North Texas and Oklahoma, Permian (West Texas Plays) and both Montney and Cardium in Western Canada. All field work on these projects is outsourced to subcontractors. A significant percentage of the data processing for our U.S. and Canadian projects is processed by our internal data processing groups located in the United States and Canada. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.
Cash Purchases: We purchase data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and that meet our investment criteria.
Non-Monetary Exchanges: We grant our customers a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer. The data that we receive is distinct from the data that is licensed to the customer. These transactions will tend to be for individual surveys or groups of surveys, rather than whole libraries. Occasionally, we also use non-monetary exchanges in conjunction with data acquisitions and cash purchases. In addition, we may receive advanced data processing services on certain existing data in exchange for a nonexclusive license to selected data from our library.
Value-Added Products: We create new products from existing seismic surveys in our library by extracting a variety of additional information from these surveys that was not readily apparent in the initial products. Opportunities to extract such additional information and create such additional products may result from information from secondary sources, alternative conclusions regarding the initial products and applying alternate or more complex processes to the initial products, or some combination of these factors. Additional products may include 5D Interpolation, Pre-Stack Depth Migration volumes, Amplitude Versus Offset volumes, Complex Attribute volumes and Rock Property volumes. The cost of these products may be underwritten by one or more customers in exchange for a license or licenses to use the resulting data or we may determine to fund the cost of certain of these products based on anticipated demand by our clients. These data products are licensed to the industry on a non-exclusive basis. Work on these projects may be performed by our internal data processing groups, outsourced to specific specialists in the arena or conducted under an alliance with a particular specialist. We employ experienced geoscientists who design these value-added products and oversee the processing to ensure the quality and longevity of the data created.
Competitive Strengths
We believe we have the following competitive strengths:
Large and Diverse Data Library with Leading Market Position in Key Oil and Gas Producing Regions: We believe we have the largest onshore 3D seismic data library available for licensing in North America. Our onshore 3D library has been built through a gross investment of approximately $1.6 billion, $750 million net of underwriting, since 1994. Our data covers a diverse range of oil and gas producing regions in the United States and Canada and we believe it provides us with leading positions in oil and liquids-rich unconventional plays. As of February 2014, we have approximately 20,000 square miles of unconventional 3D data, and our entire data acquisition backlog as of February 2014 is directed to oil and liquids-rich unconventional plays. We have grown our onshore 3D unconventional library by 12.9% compounded annually since the beginning of 2008. Moving forward, further development of existing plays as well as exploration of new unconventional plays, including the Mowry, Point Pleasant, Woodbine in the U.S. and Duvernay in Canada, represent areas of key growth potential.
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

Significant Market Opportunity: We believe we are positioned to benefit from the expected long-term growth in North American onshore oil and gas exploration and production activity. Because of their favorable production economics, unconventional plays have attracted substantial long-term investment from high quality E&P companies, including major oil companies, large independents and national oil companies. Seismic data is key to oil and gas exploration and development in unconventional plays since it provides a wealth of insight into the structure and properties of producing formations. Such insight enhances customers' ability to design efficient and productive horizontal drilling programs.
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
With one of the largest onshore seismic data libraries in the active North American oil and natural gas basins, we have an established competitive position within this growing market. Since 1994, we have invested approximately $1.9 billion to build our data library. Over 85% of this investment has been in onshore 3D data. We believe that the current replacement cost of our seismic library significantly exceeds our original investment, and that our broad geographic coverage and strong presence in the active North American onshore oil and gas basins coupled with our domain expertise creates significant barriers to replication and a defensible market position. We believe competitors will generally not shoot over areas already in our library because it is not economically viable to do so.
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
Our payback period on investments in unconventional plays has been short and we have proven our ability to license onshore data for extended periods after its creation. For the year ended December 31, 2013, 46% of total resale revenue for 3D onshore data came from data acquired before 2009, and we are still licensing data from 1994, our first onshore 3D onshore vintage year. For new data, we have a rapid payback period of about three years on average, with annual returns on investments averaging approximately 33% in the first three years of an investment.
Ability to Adjust Quickly to E&P Industry Cycles: Our variable operating structure allows us to curtail overhead costs quickly during cyclical downturns in the industry, and most of our capital expenditures are discretionary additions to our seismic data library with significant underwriting commitments from customers. During the economic downturn in 2008 and 2009, because we had no fixed overhead costs related to maintaining seismic equipment or crews and because of our commission-based, bonus-centric employee compensation structure, we were able to reduce cash operating expenses by approximately 30%. Also from 2008 to 2009, we were able to react quickly to reduce net cash capital expenditures. As distinct from our business model, the majority of seismic companies own and operate seismic equipment and crews, creating fixed operating expenses and less flexible cost structures.
We operate with a low cost structure by maintaining an efficient base of assets and employees. We do not own seismic acquisition equipment or employ seismic acquisition crews, but engage, as required, third-party contractors with qualified equipment to shoot new data. In addition, the majority of our capital expenditures for data acquisitions are discretionary. We believe this minimizes ongoing capital requirements and results in substantially less volatility in cash flows by enabling us to respond quickly to changes in demand. In addition, the creation of new surveys provides cost-effective growth opportunities because we impose strict capital investment thresholds with targeted underwriting levels averaging 60% to 65% and typically do not start work on new acquisition programs without an underwriting commitment. On occasion, when our underwriting customer owns other attractive seismic data that we want to obtain, we may decide to take ownership in this data to cover part of the customer's underwriting obligation. For the years 2013, 2012 and 2011, we achieved 69%, 61% and 56% average underwriting levels, respectively, for new seismic acquisition projects.
Seismic Data Has an Attractive Value Proposition Among Our Blue Chip Customer Base: Our data is key to oil and gas exploration and development activity. Understanding geological structure maximizes production and returns on client investments; however, seismic data purchases represent a small fraction of total drilling and completion costs, generally less than 1%. Our customer base ranges from some of the largest independent oil companies in the world to small, single-basin E&P companies, with very little customer concentration. As we have grown our presence in unconventional plays, our customer base has shifted towards larger producers, which are better positioned to maintain a consistent seismic spending plan. In addition, our revenue stream remains highly diversified. No single customer accounted for more than 10% of revenue for 2013 or 2012, while in 2011 we had one customer that accounted for approximately 11% of revenue.
We serve a market that includes over 1,600 companies in the oil and gas industry and our customers range from small E&P companies and private prospecting individuals to large independent oil and gas companies and also include global oil and gas companies. We believe that the quality of our data, the breadth of its coverage in the major active onshore basins in North America and our longstanding commitment to client service enables us to attract top-tier clients and maintain and grow existing client relationships. These relationships also create access to additional data surveys and sales opportunities.
Experienced Management Team: Our senior management team is comprised of individuals with an average of over 30 years of relevant experience. Robert Monson, our President and CEO has more than 25 years of industry experience, while Marcia Kendrick, our CFO, joined us in 1993 and has over 20 years of industry experience. Kevin Callaghan, our Chief Operating Officer, joined Seitel in 1995 and has over 40 years of relevant industry experience. Our expertise is in the selection, design and management of seismic surveys. We also believe we maintain the largest sales and marketing group in the industry.
Corporate Strategy
Underwritten Data Acquisitions: We add data to our library primarily by contracting with third-party specialist service providers to create new subsurface geological data, which we design and own. Typically, one or more customers will underwrite or fund a significant portion of the direct cost of a seismic survey in exchange for a license or licenses to use the resulting data. The relatively high level of underwritten acquisition costs, typically 55-75% of the cost of the survey, lowers our initial capital requirements and enhances our return on investment. We maintain a disciplined return on investment approach to operating and capital expenditures. We only intend to pursue new acquisition projects if we believe that conditions exist for repeated licensing of the same data over an extended period of time. We typically seek significant underwriting commitments before undertaking new acquisition projects as underwriting levels are generally a predictor of long-term demand for seismic data. We target an average of 60% to 65% underwriting level for all new seismic acquisition projects on an aggregate basis. For the years 2013, 2012 and 2011, we achieved 69%, 61% and 56% average underwriting levels, respectively, for new seismic acquisition projects. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area.
We own 100% of acquired data and license (or “resell”) the data to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require minimal incremental cash costs, leading to a rapid payback period on new investments of about three years on average, with strong returns thereafter. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 46% of our 2013 3D onshore resale revenue coming from data over five years old, including resales of data from vintages as early as 1994.
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

Continue to Grow and Increase Library Footprint in Unconventional Plays: We focus our data acquisition efforts on oil and natural gas producing areas that we believe are well suited to benefit from current and emerging trends in the E&P industry. In 2008, we began making strategic investments in unconventional plays, which substantially contributes to our cash resales. We have expertise and data in key unconventional plays including the Eagle Ford/Woodbine, Niobrara/Bakken, Utica/Marcellus, Granite Wash (Panhandle Plays), Montney and Cardium. In 2013, we began acquiring data in the Permian basin located in West Texas. We work closely with our customers to determine specific areas of interest and future investment and, when suitable, grow with them into emerging unconventional plays. We believe our leading position in many unconventional plays, compared with our competitors, positions us to continue to be the seismic data provider of choice in these plays. We have grown our onshore 3D unconventional library by 12.9%, compounded annually, since the beginning of 2008, an average increase of 1,721 square miles per year.
Expand Library in a Disciplined and Cost-effective Way: The substantial majority of our library additions come from new seismic data creation. We also grow our data library through cash purchases of existing seismic data, non-monetary data exchanges and new value-added products created from existing data. The decision to make capital investments is weighed against the estimated length of the payback period and projected return on capital. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in our library as we believe that there is greater value in contiguous data or close concentrations of surveys in a single area. We believe the continued expansion of North American onshore oil and gas activity provides a substantial white space opportunity for new data acquisition, and we use proprietary information tools and apply our management expertise to select among our pipeline of new survey opportunities. We typically pursue a new acquisition project only if it has a significant underwriting commitment from our customers and if we believe that conditions exist for repeated licensing of the data over an extended period of time. We are thorough in our evaluation of survey opportunities and are selective in adding prospective surveys to our pipeline and therefore not all surveys will meet our return requirements.
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
Industry Overview
Overview of Seismic Data: E&P companies consider seismic data an important tool in finding and exploiting hydrocarbons. E&P companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. Historically, seismic data was tied to exploration capital expenditures, which are significantly more volatile, as E&P companies used seismic data to increase the success rate of discovering hydrocarbon deposits. With the shift to unconventional plays, E&P companies use seismic data in unconventional plays as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. Therefore, seismic data is increasingly tied to relatively stable development capital expenditures. The cost of seismic data is less than 1% of the total cost of drilling and completion for most projects, but provides substantial benefits to operators, including minimizing potential for uneconomic wells.
Drivers of Ongoing Demand for Seismic Data: There are many drivers that cause seismic data to be licensed repeatedly by different customers over a long time period, including fractured mineral positions, stratified mineral interests, partnerships, lease and option turnover, correlation to well analogs, commodity pricing, improvements in data processing techniques and developments in drilling and production technology.
Additionally, the explosion of activity in unconventional plays has generated opportunities for further resales of data that was created in the search for conventional resources. For example, in Texas we have a number of surveys that were initially created for the Austin Chalk or the Central Edwards Reefs but are ideally positioned for Eagle Ford applications. Similarly, in British Columbia, our surveys in conventionally directed areas later proved ideally positioned for applications in the Montney formation.

Increased merger and acquisition activity, including joint ventures, also generates increased licensing fees for seismic data providers. Licenses to seismic data are generally structured such that they do not transfer in the case of a change of control and they are not accessible to partners. Both circumstances require additional payments for new licenses.
Long-Term Growth Trend in North American Oil and Gas Production: The emergence of shale and other unconventional plays has brought about fundamental changes for the North American E&P industry, which we believe is driving a favorable long-term outlook for seismic data demand. Because of advancements in horizontal drilling and fracturing technologies, unconventional plays are more economically viable at lower commodity prices than most conventional basins in North America, which has led to a resurgence in North American production of oil and natural gas. According to Wall Street research, E&P spending growth in North America is expected to remain in the mid to high single digits through at least 2017.
The majority of land drilling activity in North America in 2013 was focused on areas with oil and liquids-rich hydrocarbons, with oil directed rigs representing approximately 76% of the activity in 2013. The focus on oil and liquids-rich activity is expected to continue in 2014 in North America. Drilling activity in dry gas areas is expected to continue to be depressed until gas prices show sustained strength.
The Energy Information Administration (“EIA”) expects strong U.S. crude oil production growth continuing through 2015. Based on the EIA’s Short-Term Energy Outlook dated January 7, 2014, the EIA expects that the U.S crude oil supply will increase by 1.0 million barrels per day in 2014 and an additional 0.8 million barrels per day in 2015, with most of this production growth concentrated in the Bakken, Eagle Ford and Permian regions. The growth in domestic production has and will continue to contribute to a significant decline in petroleum imports as U.S. consumption is expected to remain relatively flat in 2014 and 2015. In its January 7, 2014 report, the EIA predicts the price of West Texas Intermediate crude oil to average $93 per barrel in 2014 and $90 per barrel in 2015, as compared to the average of $98 in 2013.
In this same report, the EIA projects that total U.S. natural gas consumption averaged a record high of 71.2 billion cubic feet per day (Bcf/d) in 2013, an increase of 1.5 Bcf/d, or 2.1%, from 2012. Projected U.S. natural gas consumption is expected to fall by 1.6 Bcf/d, or 2.2%, in 2014 then increase by 1.4 Bcf/d, or 2.0%, in 2015. The EIA expects U.S. production growth to continue in 2014 and 2015, largely driven by onshore production in unconventional areas. The EIA expects natural gas working inventories to remain at high levels. The EIA predicts that natural gas spot prices will gradually rise but remain relatively low through 2015, with an average of $3.89 per million British thermal units (MMBtu) in 2014 and $4.11 per MMBtu in 2015 as compared to the average of $3.73 per MMBtu in 2013.
Continued improvement in technology is expanding the size of producible formations in the unconventional plays and making previously undeveloped plays economically viable for production. There are multiple new unconventional plays emerging in North America which are becoming increasingly economical to develop.
Early activity in the unconventional plays was concentrated in shale gas areas such as the Barnett, Woodford and Fayetteville. Increased confidence in the industry's ability to extract gas from unconventional plays such as these led to a dramatic increase in the number of E&P companies participating in new plays, such as the Eagle Ford, Haynesville, Marcellus, Southern Montney and Horn River. Strong oil and natural gas liquids prices, along with increased sophistication of simulation and extraction techniques, drew industry attention towards oil-weighted unconventional plays, such as the Upper Eagle Ford/Woodbine, Utica, Niobrara/Bakken, Granite Wash (Panhandle Plays), Permian (West Texas Plays), Northern Montney and Cardium with several additional plays emerging, including Mowry and Point Pleasant in the United States and Duvernay in Canada. Continued development of extraction techniques and increased geological understanding of the targets has also led to the expansion of the areal extent of the active unconventional plays as well as additional prospective plays. The area defined by these plays, along with the pace of defining additional ones presents a tremendous opportunity for creating new 3D seismic programs. The majority of the land on which these new plays are located has little to no 3D data available, which is expected to create significant demand over the mid- to long-term. Further exploration and development within known plays is also expected to generate demand for our existing library as well as for new surveys.
Seitel Uniquely Positioned to Benefit from Growth in North American Production: We believe the use of 3D seismic data will continue to be an important part of oil and gas companies' exploration and development spending as they are continually looking to reduce drilling risk, decrease oil and natural gas finding costs and increase the efficiencies of reservoir location, delineation, completion and management. In addition, we believe that seismic data is a key component of oil and gas production activity in the unconventional plays. Seismic data can provide a wealth of insight into the targeted resource, including areal extent, depth, thickness, faulting patterns and a number of complex rock properties. Such insights enhance our customers' ability to design efficient and productive horizontal drilling and fracking programs. Understanding these unique features is critical for our customers as they develop their horizontal drilling plans, which can result in lateral drilling that reaches over one mile in each direction.

The continued expansion of exploration and production activity in North America has revealed objectives in areas where little seismic data had previously existed, such as Utica/Marcellus, as well as areas where we had extensive existing data available, such as Eagle Ford and Montney. In either case, we have utilized our unique industry position to generate cash resales from existing data as well as acquire new, high-return surveys. Continued growth in North American production will enable us to generate further returns on our existing library as well as provide numerous opportunities for new data acquisition.
Licenses and Marketing
We actively market data from our library to customers under non-exclusive license agreements using a well-developed marketing strategy combined with strong geophysical expertise. Our licenses are generally non-assignable and typically provide that in the event of a change of control of a customer-licensee, the surviving entity must pay a fee to maintain a license for any data it seeks to continue to use and for which such entity previously did not have a license. We employ an experienced sales force and it is our operating philosophy to actively market our seismic library. Our team of dedicated marketing specialists seeks to maximize license sale opportunities and create innovative methods of contracting opportunities by monitoring petroleum industry exploration and development activities through close interaction with E&P companies on a daily basis.

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
Fundamental to our business model is the concept that once seismic data is created it is owned by us and added to our library for licensing to customers in the oil and gas industry on a non-exclusive basis. Since the data is a long-lived asset, such data can be licensed repeatedly and over an extended period of time to different customers at the same time.
Backlog
At February 18, 2014, we had capital expenditure commitments related to data creation projects of approximately $47.3 million, of which we have obtained approximately $32.7 million of underwriting. We anticipate that the majority of this backlog will be recognized over the next 12 months. This is compared to capital expenditure commitments at February 19, 2013 of $103.0 million with underwriting of approximately $66.3 million.
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
Customers
We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap E&P companies and private prospect generating individuals. During the years ended December 31, 2013 and 2012, no one customer accounted for more than 10% of revenue. One customer accounted for approximately 11% of our revenue during the year ended December 31, 2011. We believe that the quality of our data, the breadth of its coverage in the major active North American basins and our longstanding commitment to client service enables us to attract top-tier clients. Because we do not acquire data speculatively, strategic relationships with our customers have been and will continue to be critical to our growth. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.
Competition
The creation and licensing of seismic data is competitive. Customers consider several factors, including location of data, price, technological expertise and reputation for quality and dependability, when choosing a service provider. There are a number of geophysical companies that create, market and license seismic data and maintain seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are CGG; Geokinetics, Inc.; Geophysical Pursuit, Inc.; Global Geophysical Services, Inc.; FairfieldNodal; Pulse Seismic Inc.; Seismic

Exchange, Inc.; TGS Nopec; and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.
Regulation
Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including requirements relating to environmental protection and worker health and safety laws. We invest financial and managerial resources to comply with these laws, regulations and related permit requirements. Various governmental authorities have the power to enforce compliance with these laws and regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including monetary fines, injunctions or both. In addition, failure to timely obtain required permits may result in delays in acquiring new data for our data library or cause operating losses. Because these laws and regulations as well as our business may change from time to time, we cannot predict the future cost of complying with these laws, and expenditures to ensure our compliance could be material in the future. Modification of existing laws or regulations or adoption of new laws or regulations limiting exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data. For example, hydraulic fracturing has become the subject of increased public opposition and governmental regulation both in the United States and in foreign countries due to public concerns that the practice may adversely affect drinking water supplies and/or adversely affect local communities. In another example, a number of provincial, state, regional and foreign legal initiatives have emerged in recent years that seek to reduce greenhouse gas emissions and the U.S. Environmental Protection Agency (“EPA”), based on its findings that emissions of greenhouse gases present a danger to public health and the environment, has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, restrict emissions of greenhouse gases and require the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore production sources in the United States on an annual basis. The adoption of legislation, regulations or other regulatory initiatives imposing reporting obligations or placing restrictions on hydraulic fracturing activities or greenhouse gas emissives could burden operators and adversely affect the production of crude oil and natural gas, which would, in turn, adversely affect our revenues and results of operations by decreasing the demand for our seismic data and related services. For more information on hydraulic fracturing, see "Item 1A. Risk Factors" beginning on page 14.
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
Employees
As of December 31, 2013, we and our subsidiaries had 129 full-time employees, including seven executive officers, 19 marketing staff and 39 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.
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

Item 1A. Risk Factors
The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.
You should refer to the explanation of the qualifications and limitations on forward-looking statements included under “Cautionary Statement Regarding Forward-Looking Information” of this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.

RISKS RELATED TO OUR BUSINESS
Our industry is cyclical and our business could be adversely affected by the level of capital expenditures by oil and gas companies and by the level and volatility of oil and natural gas prices.
Our industry and the oil and gas industry generally are subject to cyclical fluctuations. Demand for our services depends upon spending levels by oil and gas companies for exploration, production, development and field management of oil and natural gas reserves and, in the case of new seismic data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies’ short-term and strategic business plans. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

•	the level of demand for, and production of, oil and natural gas;

•	worldwide political, military and economic conditions, including social and political unrest in Africa and the Middle East;

•	technological advances affecting energy exploration, production and consumption;

•	weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

•	the level of prices, and expectation about future prices, for oil and natural gas;

•	the ability of E&P companies to raise equity capital and debt financing or otherwise generate funds for exploration, development and production operations;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the level of oil and natural gas reserves;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil; and

•
the enactment and implementation of government policies, including environmental regulations and tax policies, regarding the exploration for, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources.

Oil and natural gas prices are subject to significant volatility and there can be no assurance that oil and natural gas prices and demand will not decline in the future. Low oil and natural gas prices and demand could result in decreased exploration and development spending by oil and gas companies, which could, in turn, impact our seismic data business. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition. Our customers may adjust their exploration and development spending levels very quickly in response to any material change in oil and natural gas prices. Continued political instability (especially in the Middle East and other oil-producing regions) may lead to further significant fluctuations in demand and pricing for oil and gas or seismic data. Any future decline in oil and natural gas prices, sustained downturn in the oil and gas or seismic data industries, or sustained periods of reduced capital expenditures by oil and gas companies as a result of factors which are beyond our control could have a material adverse effect on our results of operations and cash flow.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the demand for our seismic data and related services.
Hydraulic fracturing is a process used by E&P operators in the completion of certain oil and gas wells whereby water, proppants (typically sand) and chemicals are injected under pressure into subsurface formations to stimulate gas and oil production. Due to public concerns that hydraulic fracturing may adversely affect drinking water supplies, increase emissions of perceived greenhouse gases and/or adversely affect local community infrastructure, including, for example, through increased truck traffic, hydraulic fracturing has become subject to increased opposition by certain environmental groups, resulted in numerous private and governmental studies, and triggering increased governmental regulation. The process is typically regulated by state oil and gas commissions, but the EPA has asserted limited regulatory authority over hydraulic fracturing, and has indicated it might seek to further expand its regulation of hydraulic fracturing. Also, the Bureau of Land Management has proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. Regional or state agencies with control over the withdrawal of water used in hydraulic fracturing activities may impose stringent conditions on, or delay or prohibit, such water withdrawals. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our E&P customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our seismic data and related services. Furthermore, several federal governmental agencies are conducting reviews and studies to assess adverse impacts that hydraulic fracturing may have on drinking water or groundwater sources or otherwise to evaluate environmental aspects of fracturing activities, including the White House Council on Environmental Quality, the EPA and the U.S. Department of Energy. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing, which events could delay or curtail production of oil and natural gas by E&P operators, some of which are our customers, and thus reduce demand for our seismic data and related services. Any such decrease in the demand for our seismic data and related services could have a material adverse effect on our revenues and results of operations.
Economic conditions could adversely affect demand for our seismic data and related services and may increase our credit risk of customer non-payment.
Prices for oil and natural gas fluctuate widely. Prolonged or substantial declines in crude oil and/or natural gas prices could result in many oil and gas companies significantly reducing their levels of capital spending, which could result in reduced demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced. Prolonged or substantial declines in commodity prices could also result in decreases in our customers’ liquidity and capital resources which could increase our credit risk of non-payment from such customers.
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
The cyclical nature of the oil and gas industry can have a significant effect on our revenues and profitability. Historically, oil and natural gas prices, as well as the level of exploration and developmental activity, have fluctuated significantly. These fluctuations have in the past, and may in the future, adversely affect our business. We are unable to predict future oil and natural gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will likely depress development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.

We rely on developing and acquiring proprietary data which we keep confidential.

To protect the confidentiality of our proprietary and trade secret information, we require employees, consultants, contractors, advisors and collaborators to enter into confidentiality agreements. Our customer data license agreements and acquisition agreements also identify our proprietary, confidential information and require that such proprietary information be kept confidential. While these steps are taken to strictly maintain the confidentiality of our proprietary and trade secret information, it is difficult to ensure that unauthorized use, misappropriation or disclosure will not occur. If we are unable to maintain the confidentiality of our proprietary, confidential information, we could be materially adversely affected.
Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.
We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability for asserted claims.

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion (approximately 55% - 75%) of our seismic acquisition project costs, including third-party project costs, is underwritten by our customers. We target an average of 60% to 65% underwriting levels for new seismic acquisition projects on an aggregate basis. On occasion, when our underwriting customer owns other appealing seismic data that we want to obtain, we may decide to take ownership in this data to cover a portion of the customer’s underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

We rely on third-party contractors to shoot new data.

We do not employ seismic crews or own any seismic survey equipment but contract, as needed, multiple third-party contractors with qualified equipment, personnel and expertise to shoot new data. However, any failure by these third-party contractors to meet the requisite industry quality, safety and environmental standards may result in our liability to third parties and have a material adverse effect on our business, reputation, financial condition and results of operations. Moreover, if we fail to retain our third-party contractors or obtain replacements on favorable terms or at all, our business and operating results may be materially and adversely affected.

We may be held liable for the actions of third-party contractors.

We often engage a number of third-party contractors to perform specific services and provide products and qualified personnel in connection with our operations. There can be no assurance that we will not be held liable for the actions or inactions of these contractors. In addition, contractors may cause damage or injury to our personnel and property or third-party personnel or property, which is not fully covered by insurance.

Competition for the acquisition of new seismic data is intense.

There are a number of geophysical companies that create, market and license seismic data and maintain seismic libraries. Competition for acquisition of new seismic data among geophysical service providers in the United States and Canada historically has been, and we expect will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for new data.

Our operating results and cash flows are subject to fluctuations due to circumstances that are beyond our control.

Our operating results and cash flows from operations have in the past, and may in the future, vary in material respects from period to period. Factors that have and could cause variations include (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers’ budgetary cycles and their effect on the demand for geophysical products and services, (3) seasonal factors, (4) the timing of cash resales and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern and (5) technological or regulatory changes. These revenue fluctuations could produce unexpected adverse operating results in any period.

Reduced demand for our seismic data may result in an impairment of the value of our seismic data library.

A reduction in demand, future sales or cash flows may result in a requirement to increase amortization rates or record impairment charges to reduce the carrying value of our data library. Such increases or charges, if required, could be material to operating results in the periods in which they are recorded. For purposes of evaluating potential impairment losses, we estimate the future cash flows attributable to a library component by evaluating historical and recent revenue trends, oil and gas prospectivity in particular regions, general economic conditions affecting our customer base, expected changes in technology and other factors that we deem relevant. As a result of these factors, among others, estimations of future cash flows are highly subjective, inherently imprecise and can fluctuate materially from period to period. Accordingly, if conditions change in the future, we may record impairment losses relative to our seismic data library, which could materially affect our results of operations in any particular reporting period.

Failure to meet cash flow projections may result in goodwill impairment charges.

We perform an annual assessment of the recoverability of goodwill. Additionally, we assess goodwill for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If required to perform a goodwill impairment test, we rely on discounted cash flow analysis, which requires significant judgments and estimates about our future operations, to develop our estimates of fair value. If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill which could be material to our results of operations in any particular reporting period.

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period.

A portion of our revenues are derived from our Canadian activities and operations. As a result, we translate the results of our Canadian operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in accumulated other comprehensive income in stockholder's equity. Realized gains and losses on translation of the Canadian operations into U.S. dollars are included in net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
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
Our success also depends to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Senior executives, which include our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, HSSE & SD Senior Vice-President, President of Seitel Data, Ltd. and President of Seitel Canada Ltd. (formerly known as Olympic Seismic Ltd.) have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Our inability to attract and retain key management personnel could have a material adverse effect on our ability to manage our business properly.
Current and future government regulation may negatively impact demand for our products and services and increase our cost of conducting business.
The conduct of our business and the demand for our products and services are subject to various laws and regulations administered by federal, provincial, state and local governmental authorities and agencies in the United States and Canada. We may incur significant costs to attain or maintain compliance with these legal requirements. These laws and regulations may impose numerous obligations that are applicable to our operations including:

•	the acquisition of permits before commencing regulated activities;

•	the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands or wilderness areas; and

•	the application of specific health and safety criteria addressing worker protection.
Failure to comply with laws, regulations, permits, and Indian First Nations protocol may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Additionally, these laws and regulations may change as a result of political, economic or social events. Changes in laws, regulations or governmental policy may alter the environment in which we do business and the demand for our products and services and, therefore, may impact our results of operations or increase our liabilities. Current and future laws, regulations and policies concerning hydraulic fracturing activities, emissions of greenhouse gases and the use of renewable energy sources rather than fossil fuels could adversely impact the operations of our customers. Also, future changes in these and other laws and regulations or additional regulations that adversely impact E&P operators, some of whom are our customers, could result in decreased demand for our products and services. Moreover, complying with more stringent regulations could cause an increase in our operating expenses, which could adversely affect our business.

Technological changes not available to us could adversely affect our business.
New data acquisition or processing technologies may be developed. New and enhanced products and services introduced by one of our competitors may gain market acceptance and, if not available to us, may adversely affect our business.

Our internal controls for financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.
Our Chief Executive Officer and Chief Financial Officer evaluate on a quarterly basis our internal controls for financial reporting and our disclosure controls and procedures, which includes a review of the objectives, design, implementation and effect of the controls in respect of the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and confirm that appropriate corrective action, including process improvements, are being undertaken. The overall goals of these various evaluation activities are to monitor our internal controls for financial reporting, to monitor our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Our management has concluded that our internal controls for financial reporting and our disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that we have detected all possible control issues. These inherent limitations include the possibility that judgments in our decision-making could be faulty, and that isolated breakdowns could occur because of simple human error or mistake. The design of our system of controls is based, in part, upon certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. In light of the inherent limitations in a cost-effective control system, misstatements due to error or fraud could occur and not be detected. Breakdowns in our internal controls and procedures could occur in the future, and any such breakdowns could have an adverse effect on our business.

RISKS RELATED TO OUR INDEBTEDNESS

Our level of indebtedness could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

As of December 31, 2013, we had approximately $252.7 million of total outstanding indebtedness, including $2.7 million of capital leases. In addition, we have $30.0 million available for borrowing under our revolving credit facility, which had not been drawn on at December 31, 2013. Our 2014 consolidated annual debt service requirements are expected to aggregate approximately $24.2 million. We may also incur additional indebtedness in the future.
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

•
we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary to repurchase all of the notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the notes; and

•
our failure to comply with the restrictive covenants in our debt instruments which, among other things, limit our ability to incur debt and sell assets, could result in an event of default which, if not cured or waived, could have a material adverse effect on our business or prospects.

Our level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures, research and development and other general corporate or business activities, including future acquisitions.

In addition, our revolving credit facility bears interest at variable rates. If market interest rates increase, debt service on our credit facility will rise, which would adversely affect our cash flow. Although we may employ hedging strategies such that a portion of the aggregate principal amount of this credit facility carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of this credit facility may not be hedged and, accordingly, the portion that is not hedged would be subject to changes in interest rates.
The indenture governing our $250.0 million aggregate principal amount of 9½% senior notes due 2019 ("the 9½% Senior Notes") contains a number of restrictive covenants, which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
The indenture governing our 9½% Senior Notes imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our capital stock;

•	redeem our capital stock;

•	make investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into transactions with affiliates; and

•	effect mergers or consolidations.
The restrictions contained in the indenture governing our 9½% Senior Notes could:

•	limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
A breach of any of these covenants could result in a default under the indenture governing our 9½% Senior Notes. If an event of default occurs, the lenders could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable; or

•	require us to apply all of our available cash to repay the borrowings.
If we were unable to repay or otherwise refinance these borrowings when due, we cannot assure that sufficient assets will remain to repay the 9½% Senior Notes.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices, warehouse space and storage. We maintain domestic marketing offices in Denver, Colorado; Irving, Texas; New Orleans, Louisiana; Oklahoma City, Oklahoma and Pittsburgh, Pennsylvania. We also lease office and warehouse space in two separate locations in Calgary, Alberta, Canada, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.

The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

	Approximate
	Square
Location	Footage	Use	Owned/Leased
Houston, Texas	80,125	Administrative; Financial; Marketing; Operations; Warehouse	Leased
Denver, Colorado	1,506	Marketing	Leased
Irving, Texas	610	Marketing	Leased
New Orleans, Louisiana	364	Marketing	Leased
Oklahoma City, Oklahoma	234	Marketing	Leased
Pittsburgh, Pennsylvania	175	Marketing	Leased
Calgary, Alberta, Canada	14,909	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,985	Warehouse	Leased

Item 3. Legal Proceedings
We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to our financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2013, we have recorded the estimated amount of potential exposure we may have with respect to litigation and claims. Such amounts are not material to the financial statements.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity
Market Information
Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2013, there was one holder of record of our 100 shares of common stock, $0.001 par value per share.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Covenants within our revolving credit facility and our 9½% Senior Notes restrict our ability to pay cash dividends on our capital stock. Future declaration and payment of cash dividends, if any, on our common stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

Item 6. Selected Financial Data

The following table summarizes certain historical consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included herein (in thousands, except shares).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenue	$202,874	$240,458	$218,008	$175,556	$115,345
Expenses and costs:
Depreciation and amortization	121,598	139,754	142,963	175,592	150,199
Cost of sales	475	464	100	97	290
Selling, general and administrative	25,971	29,088	31,649	31,831	25,090
	148,044	169,306	174,712	207,520	175,579
Income (loss) from operations	54,830	71,152	43,296	(31,964)	(60,234)
Interest expense, net	(27,851)	(29,011)	(34,767)	(40,536)	(40,696)
Foreign currency exchange gains (losses)	(2,222)	681	(726)	441	1,008
Loss on early extinguishment of debt	(1,504)	—	(7,912)	—	—
Gain on sale of marketable securities	—	230	2,467	4,188	—
Other income	488	780	250	446	151
Income (loss) before income taxes	23,741	43,832	2,608	(67,425)	(99,771)
Provision (benefit) for income taxes	(89,940)	6,782	392	(4,008)	(2,974)
Net income (loss)	$113,681	$37,050	$2,216	$(63,417)	$(96,797)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$31,353	$61,891	$74,894	$89,971	$26,270
Seismic data library, net	195,778	180,117	120,694	106,104	200,389
Total assets	595,513	550,744	500,330	491,009	522,019
Total debt	252,676	278,142	278,256	405,604	405,732
Stockholder’s equity (deficit)	254,956	150,358	109,840	(7,022)	46,361
Common shares outstanding	100	100	100	100	100

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this document.
Overview
General
Our products and services are used by E&P companies in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. In unconventional plays, E&P companies use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We own an extensive library of onshore and offshore seismic data that we offer for license to E&P companies. We believe that our library of onshore seismic data is the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, E&P companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.
Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. Major integrated oil and gas companies and national oil companies have become more active in the North American market in recent years, primarily in the unconventional plays, through joint ventures, asset purchases and corporate transactions. The larger independent oil and gas companies continue to be responsible for a significant portion of current U.S. drilling activity. Our offshore seismic data is primarily located in the shallow waters of the U.S. Gulf of Mexico and generates a small percentage of our revenue.
Our clients continue to seek our services to create data in the United States and Canada. On February 18, 2014, our clients' commitment for underwriting on new data creation projects was $32.7 million. Licensing data from our existing data library, or “off the shelf,” does not require the longer planning and lead times like new data creation and is thus more likely to fluctuate from quarter to quarter.
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
Merger and Acquisition/Joint Venture Activity: Merger and acquisition activity continues to occur within our client base, although there has been an overall decline in activity in the U.S. since 2010. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business as it should generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.
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

North America Drilling Activity: Many companies shifted their capital expenditure focus to drilling in 2013; however, the rig count remained relatively flat due to operational efficiencies. This phenomenon is expected to continue in 2014. Drilling activity remains focused on areas with oil and liquids-rich hydrocarbons, while activity in dry gas areas continues to be depressed.

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
The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash resales	$95,465	$136,234	$134,497
Other revenue components:
Acquisition underwriting revenue	87,312	107,254	77,406
Non-monetary exchanges	1,656	1,554	7,609
Revenue recognition adjustments	13,676	(10,257)	(5,856)
Solutions and other	4,765	5,673	4,352
Total revenue	$202,874	$240,458	$218,008

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
The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash EBITDA	$75,064	$115,347	$112,031
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	87,312	107,254	77,406
Non-monetary exchanges	1,656	1,554	7,609
Revenue recognition adjustments	13,676	(10,257)	(5,856)
Solutions non-cash revenue	—	20	71
Add (subtract) other items included in net income:
Depreciation and amortization	(121,598)	(139,754)	(142,963)
Non-cash operating expenses	(869)	(1,154)	(743)
Non-recurring corporate expenses	(411)	(1,228)	(1,792)
Interest expense, net	(27,851)	(29,011)	(34,767)
Foreign currency gains (losses)	(2,222)	681	(726)
Loss on early extinguishment of debt	(1,504)	—	(7,912)
Other income	488	380	250
Benefit (provision) for income taxes	89,940	(6,782)	(392)
Net income	$113,681	$37,050	$2,216

Growth of our Seismic Data Library
We regularly add to our seismic data library through four different methods: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data sets through non-monetary exchanges and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2013, 2012 and 2011, we completed the addition of approximately 2,700 square miles, 2,800 square miles and 2,200 square miles, respectively, of seismic data to our library. As of February 18, 2014, we had 1,075 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services.
We prepare our consolidated financial statements and the accompanying notes in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts in the consolidated financial statements and the accompanying notes. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition and results of operations and the degree of difficulty, subjectivity and complexity in their deployment. Notes A and B of the Notes to the Consolidated Financial Statements include a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements. The following is a brief discussion of our most critical accounting policies.
Revenue Recognition
Revenue from Data Acquisition
We generate revenue when we create a new seismic survey that is initially licensed by one or more of our customers to use the resulting data. Contracts which are signed up to the time we make a firm commitment to create the new seismic survey are considered underwriting. Acquisition underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for our data creation projects. The customers paying for the initial licenses receive legally enforceable rights to any resulting product of the specific activities required to complete the survey. The customers also receive access to and use of the newly acquired, processed data.
Revenue from Non-Exclusive Data Licenses
We recognize a substantial portion of our revenue from licensing of data once it is available for delivery. Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:
•we have an agreement with the customer that is validated by a signed contract;
•the sales price is fixed and determinable;
•collection is reasonably assured;
•the customer has selected the specific data or the contract has expired without full selection;
•the data is currently available for delivery; and
•the license term has begun.
Copies of the licensed data are available to the customer immediately upon request.
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
Revenue from Non-Monetary Exchanges
In certain cases, we will take ownership of a customer's seismic data or revenue interest (collectively referred to as “data”) or receive advanced data processing services in exchange for a non-exclusive license to selected seismic data from our library, as partial consideration for the underwriting of new data acquisition or, in some cases, services provided by Solutions. These exchanges are referred to as non-monetary exchanges. In non-monetary exchange transactions, we record a data library asset for the data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognize revenue on the transaction in equal value in accordance with our policies on revenue from data licenses or data acquisition or as services are provided by Solutions, as applicable. These transactions are valued at the fair value of the data received or the fair value of the license granted or services provided, whichever is more readily determinable.

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

Goodwill
Goodwill is not amortized to earnings but is assessed, at least annually, for impairment at the reporting unit level. We conduct an annual assessment of the recoverability of goodwill as of October 1 of each year. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the quantitative assessment or two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Use of Estimates and Assumptions
In preparing our consolidated financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment.
The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to our accounting for our seismic data library, goodwill and realizability of our deferred tax assets.
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
Because we apply a minimum income forecast amortization rate of 70%, the effect of decreasing future sales by 10%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 77% as of January 1, 2014. The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 87% as of January 1, 2014.
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

If it is necessary to perform an analysis to determine if our goodwill is impaired because either the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we elect not to perform a qualitative assessment, the two-step impairment test is performed to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The impairment test involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill to identify if a goodwill impairment exists. For our estimates of the fair value of goodwill, we prepare discounted cash flow analysis, which requires significant judgments and estimates about our future performance. If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill.
In evaluating our ability to recover our U.S. deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. If the projected future taxable income changes materially, we may be required to reassess the amount of valuation allowance recorded against our deferred tax assets.
Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements. To the extent management's estimates and assumptions change in the future, the effect on our reported results could be significant to any particular reporting period.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Acquisition underwriting revenue:
Cash underwriting	$87,225	$101,803	$75,132
Underwriting from non-monetary exchanges	87	5,451	2,274
Total acquisition underwriting revenue	87,312	107,254	77,406
Resale licensing revenue:
Cash resales	95,465	136,234	134,497
Non-monetary exchanges	1,656	1,554	7,609
Revenue recognition adjustments	13,676	(10,257)	(5,856)
Total resale licensing revenue	110,797	127,531	136,250
Total seismic revenue	198,109	234,785	213,656
Solutions and other	4,765	5,673	4,352
Total revenue	$202,874	$240,458	$218,008
Total revenue for the year ended December 31, 2013 was $202.9 million compared to $240.5 million for the year ended December 31, 2012. This decrease was due to a reduction in both acquisition underwriting revenue and resale licensing revenue. Acquisition underwriting revenue was $87.3 million in 2013, reflecting 69% underwriting on new data acquisition projects, compared to $107.3 million in 2012, reflecting 61% underwriting on new data acquisition projects. The decrease in acquisition underwriting revenue was primarily attributable to a reduction in data acquisition activity in Canada in 2013 due to a decline in capital spending by E&P companies in Canada. Our new data acquisition activity in 2013 continued to focus on areas with oil and liquids-rich hydrocarbons and primarily occurred in the Eagle Ford/Woodbine, Utica/Marcellus, Granite Wash (Panhandle Plays) and Permian (West Texas Plays) in the United States along with activity in the Cardium and Montney in Canada. Total resale licensing revenue was $110.8 million in 2013 compared to $127.5 million in 2012. Cash resales were $95.5 million in 2013 compared to $136.2 million in 2012. We believe that, overall in 2013, the North American land seismic market was soft. E&P companies were focused on cash flow generation, directing much of their capital spending towards production drilling. In addition, merger and acquisition activity in 2013 was less than in recent years. All of these factors contributed to our reduced level of cash resales in 2013. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between 2012 and 2013, which resulted in an increase in revenue recognized of $23.9 million between periods, was due to a decrease in the amount of new licensing contracts requiring deferral and an increase in selections of data from open library card contracts. These increases to revenue recognized were partially offset by a decrease in the recognition of revenue previously deferred. Solutions and other revenue was $4.8 million in 2013 compared to $5.7 million in 2012. The $0.9 million decrease was due to the variation in the types of products delivered and less revenue from third-party data processing projects in 2013.
Total revenue for the year ended December 31, 2012 was $240.5 million compared to $218.0 million for the year ended December 31, 2011. This increase was primarily due to an increase in acquisition underwriting revenue which increased to $107.3 million in 2012 compared to $77.4 million in 2011. Activity for new data acquisition was strong in 2012 driven by our strategic decision to grow our library, focusing on data in oil and liquids-rich areas of the key, active unconventional plays, both in the United States and Canada. In 2012, the majority of our new data acquisition activity was in the Eagle Ford, Utica/Marcellus, Niobrara, Granite Wash (Panhandle Plays), Montney and Cardium. Total resale licensing revenue was $127.5 million in 2012 compared to $136.3 million in 2011. Cash resales were $136.2 million in 2012 compared to $134.5 million in 2011. In 2012, cash resales were distributed across most basins in which we have seismic data, including unconventional and conventional areas, with a focus on oil and liquids-rich areas. Non-monetary exchanges fluctuate year to year depending upon the data available for trade and totaled $1.6 million in 2012 compared to $7.6 million in 2011. The change in revenue recognition adjustments between 2011 and 2012, which resulted in a decrease in revenue recognized of $4.4 million between periods, was due to a decrease in revenue recognized on library card contracts (i.e., more deferrals than selections in the year) partially offset by an increase on direct licensing contracts because the revenue recognition criteria were met. Solutions and other revenue was $5.7 million in 2012 compared to $4.4 million in 2011. The $1.3 million increase was due to the types of products delivered and an increase in revenue from third-party data processing projects.
At December 31, 2013, we had a deferred revenue balance of $41.7 million compared to the December 31, 2012 balance of $52.9 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available for delivery or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2014.............................................................	$38,152
2015............................................................	3,017
2016 and thereafter.....................................	570
Depreciation and Amortization
Depreciation and amortization was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Amortization of seismic data:
Income forecast	$93,625	$108,482	$102,210
Straight-line	21,249	24,354	32,758
Total amortization of seismic data	114,874	132,836	134,968
Depreciation of property and equipment	1,020	1,127	2,167
Amortization of acquired intangibles	5,704	5,791	5,828
Total	$121,598	$139,754	$142,963
Total seismic data library amortization amounted to $114.9 million, $132.8 million and $135.0 million in 2013, 2012 and 2011, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy. Additionally, the step-up in our data library value resulting from the Merger became fully amortized in the first quarter of 2011, which resulted in a decrease in the level of straight-line amortization required in subsequent periods.

Seismic data amortization as a percentage of total seismic revenue is summarized as follows:

	Year Ended December 31,
Components of Amortization	2013	2012	2011
Income forecast	47%	46%	48%
Straight-line	11%	10%	15%
Total	58%	56%	63%
The percentage of income forecast amortization to total seismic revenue was 47% for the year ended December 31, 2013, 46% for the year ended December 31, 2012, and 48% for the year ended December 31, 2011. In all three years, we recognized resale revenue from data whose costs were fully amortized. In 2013, 58% of resales did not attract amortization, as compared to 63% in 2012 and 50% in 2011. Additionally, all acquisition revenue attracts amortization; thus, the decreasing level of acquisition revenue between 2012 and 2013 and the increasing level of acquisition revenue between 2011 and 2012 impacted the overall percentage of income forecast amortization. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data becomes available for sale. The $8.4 million decrease in straight-line amortization from 2011 to 2012 was because a significant portion of our data library became fully amortized in the first quarter of 2011 due to such data reaching its four-year life after the Merger and due to the distribution of revenue among the various seismic surveys. The timing and distribution of revenue among the various surveys was the reason for the decrease in straight-line amortization from 2012 to 2013.

For each of the years ended December 31, 2013, 2012 and 2011, the rate utilized under the income forecast method was 70% for all components. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2014, the amortization rate to be utilized under the income forecast method is 70% for all components.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $26.0 million in 2013, $29.1 million in 2012 and $31.6 million in 2011. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash SG&A expenses	$25,102	$27,934	$30,906
Non-cash compensation expense	869	761	453
Non-cash rent expense	—	393	290
Total	$25,971	$29,088	$31,649
The decrease in cash SG&A expenses of $2.8 million from 2012 to 2013 was primarily due to (i) a decrease of $1.2 million in annual cash incentive compensation expense due to our cash EBITDA results falling below the target goals established for 2013, (ii) a $0.5 million decrease in commissions associated with our lower level of revenues in 2013, (iii) a decrease of $0.8 million in non-recurring expenses mainly related to debt restructure costs and (iv) $0.3 million in various other expenses.
The decrease in cash SG&A expenses of $3.0 million from 2011 to 2012 was primarily due to (i) a decrease of $3.0 million in annual cash incentive compensation expense due to our cash EBITDA results falling in the range of minimum and target goals established for 2012 compared to 2011 when our Cash EBITDA was closer to the maximum established target, (ii) a $0.5 million decrease in our bad debt expense primarily due to collection of previously reserved receivables and (iii) a decrease of $0.6 million in non-recurring expenses mainly related to severance costs. These decreases were partially offset by an increase of $0.9 million in salaries and benefits due to merit increases on base salary and new hires and an increase of $0.2 million in various other expenses.
Non-cash rent expense represented amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger. This intangible asset became fully amortized in 2012.
Interest Expense
Interest expense was $28.2 million for the year ended December 31, 2013, $29.1 million for the year ended December 31, 2012 and $35.2 million for the year ended December 31, 2011. We refinanced our 9.75% senior notes due 2014 (“9.75% Senior Notes”) in March 2013, which resulted in a lower level of debt at a lower interest rate for the remainder of 2013. However, this decrease was partially offset by approximately $2.2 million of interest expense on our 9.75% Senior Notes that overlapped with interest incurred on the new senior notes (from the date of issuance of the new senior notes on March 20, 2013 until the legal discharge of the old senior notes on April 18, 2013). The decrease in interest expense in 2012 of $6.1 million was due to the repayment of $125.0 million of our 9.75% Senior Notes on July 1, 2011.
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge, which reflected the write-off of unamortized issue expenses. In 2011, the call premium incurred to repay $125.0 million of our 9.75% Senior Notes along with the write-off of the related unamortized issuance costs resulted in a $7.9 million loss on early extinguishment of debt.
Other Income (Expense)
During the years ended December 31, 2012 and 2011, we sold $0.2 million and $2.5 million, respectively, of marketable securities through multiple transactions on an active international exchange. Total gains were equal to the proceeds received.
During the years ended December 31, 2013, 2012 and 2011, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $(2.2) million, $0.7 million and $(0.7) million, respectively.

Income Tax Expense (Benefit)
Income tax expense (benefit) was $(89.9) million, $6.8 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Release of U.S. federal and state valuation allowance on deferred tax assets	$(100,492)	$—	$—
U.S federal taxes, net of change in valuation allowance	9,088	342	—
U.S. state taxes, net of change in valuation allowance	1,084	1,065	(443)
Canadian federal and provincial taxes	542	5,617	940
Canadian research and development tax credits	(361)	(401)	(366)
Other	199	159	261
Total tax expense (benefit)	$(89,940)	$6,782	$392
At December 31, 2013, we released the full valuation allowance on our U.S. federal and state net deferred tax assets based on management’s assessment that it is more likely than not that our deferred tax assets will be realized. In making this assessment, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The most significant piece of objective positive evidence available in assessing our U.S. deferred tax assets was our cumulative pretax income incurred over the three-year period ended December 31, 2013. Because our revenue activity does not occur evenly throughout the year and the fourth quarter is typically the quarter with the highest activity, we believed we needed a full year of results in 2013 in order to provide enough positive evidence to support our assessment related to the release of the valuation allowance. In addition, our projections of future taxable income show continued profitability. In projecting future taxable income, we began with recent historical results and incorporated assumptions about the amount of future pretax operating income and adjusted for items that do not have tax consequences. Our projections of future taxable income indicate we will have sufficient income to realize all of our existing deferred tax assets, the majority of which relate to net operating loss ("NOL") carryforwards. Adjustments to future estimates during the carry forward period could impact the analysis of NOL utilization. Our U.S. federal NOL carryforwards expire beginning 2025 through 2030 and our state NOL carryforwards expire beginning 2028 through 2031. Due to the significance of our NOL carryforwards, we also evaluated our ability to utilize our NOL carryforwards based on projected current taxable income, taking into consideration temporary differences, and determined that our NOL carryforwards would be utilized prior to their expiration. As a result, the valuation allowance was released.
Because we released the valuation allowance on our U.S. deferred tax assets in 2013, we are recording U.S. federal tax expense on our income beginning in 2013. In prior years, we had determined it was more likely than not that our deferred tax assets would not be realized; therefore, our U.S. federal tax expense was offset by a change in our valuation allowance resulting in no federal tax expense recorded in 2012 or 2011, other than that which resulted from our alternative minimum tax liability. U.S. state tax expense was consistent between 2013 and 2012. The U.S. state tax benefit recorded in 2011 resulted from refunds of prior taxes paid due to the filing of amended returns in certain states. The fluctuations in Canadian tax expense from 2011 to 2013 were primarily due to fluctuations in taxable income between the years. Other tax expense primarily relates to interest expense on uncertain tax positions.
Net Income
Net income was $113.7 million in 2013 compared to $37.1 million in 2012. The $76.6 million increase in net income from 2012 to 2013 was primarily due to a reduction of income tax expense of $96.7 million, the majority of which resulted from the reversal of the entire valuation allowance on our U.S. federal and state deferred tax assets. Net income in 2013 was also impacted by lower revenue partially offset by lower amortization of seismic data, lower SG&A expenses and lower interest expense as compared to 2012. In 2013, we also recorded a $1.5 million non-cash charge related to the early extinguishment of our 9.75% Senior Notes.
Net income was $37.1 million in 2012 compare to $2.2 million in 2011. The increase in net income of $34.8 million from 2011 to 2012 was due to higher revenue, lower amortization expense associated with our data library, a reduction in SG&A expenses, lower interest expense and a reduction in loss on early debt extinguishment. These positive variances were offset by higher income tax expense in 2012 compared to 2011.

Liquidity and Capital Resources
As of December 31, 2013, we had $31.4 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. Our foreign subsidiary regularly holds cash that is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at December 31, 2013, was approximately $6.5 million.
In addition to the cash on our balance sheet, other sources of liquidity include our credit facility. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note E - Debt” in the Notes to Consolidated Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement (“Credit Facility”) that provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (“LIBOR”) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of December 31, 2013, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. The proceeds from the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% Senior Notes, including accrued interest of $4.8 million. Interest is payable in cash, semi-annually on April 15 and October 15 of each year.
We may from time to time, as part of various financing and investing strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Contractual Obligations: The following table summarizes our future contractual obligations as of December 31, 2013 (in thousands):

		Payments due by period
Contractual cash obligations	Total	2014	2015-2017	2018-2019	2020 and thereafter
Debt obligations (1)(2)	$380,625	$23,750	$71,250	$285,625	$—
Capital lease obligations (2)	3,462	420	1,200	851	991
Operating lease obligations	2,082	783	1,290	9	—
Total contractual cash obligations	$386,169	$24,953	$73,740	$286,485	$991

(1)Debt obligations include the face amount of our 9½% Senior Notes totaling $250.0 million.
(2)Amounts include interest related to debt and capital lease obligations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $147.9 million, $171.5 million and $126.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Operating cash flows for 2013 decreased from 2012 primarily due to (i) lower data acquisition activity resulting in reduced collections on acquisition underwriting partially offset by an increase in collections on cash resales, (ii) an increase in income taxes paid and (iii) higher interest payments in 2013 associated with the timing of payments under the 9½% Senior Notes and the satisfaction and discharge of our 9.75% Senior Notes. Operating cash flows for 2012 increased from 2011 primarily due to increased collections from our acquisition underwriting related receipts, lower interest payments on our 9.75% Senior Notes and lower income taxes paid.

Cash Flows from Investing Activities: Cash flows used in investing activities were $145.7 million, $184.4 million and $127.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash expenditures for seismic data were $144.6 million, $183.2 million and $127.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in cash invested in seismic data for 2013 compared to 2012 was primarily due to decreased data acquisition activity in Canada partially offset by higher capital expenditure payments in the U.S. The increase in cash invested in seismic data for 2012 compared to 2011 was due to increased data acquisition activity in both the U.S. and Canada and due to strong activity in unconventional plays.
Cash Flows from Financing Activities: Cash flows used in financing activities were $32.3 million, $0.3 million and $14.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash flows used in financing activities in 2013 compared to 2012 was due to the refinancing of our 9.75% Senior Notes whereby we used $25.0 million cash on hand to pay down principal and paid $7.1 million in fees and expenses in connection with the issuance of our 9½% Senior Notes. In 2011, our financing activities primarily consisted of the following: (i) a $125.0 million cash capital contribution by Seitel Holdings, Inc. ("Holdings") in connection with the minority interest investment in Holdings by Centerbridge in May 2011, (ii) $131.1 million in principal and premium payments on our 9.75% Senior Notes, (iii) $6.3 million in costs paid in conjunction with our Credit Facility and the Centerbridge transaction and (iv) $2.0 million in principal payments on our 11.75% Senior Notes.
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
For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see “-Overview” and “Item 1A. Risk Factors” above.
Deferred Taxes
As of December 31, 2013, we had a net deferred tax liability of $7.6 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $90.8 million and a state deferred tax asset of $1.7 million.
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
Capital Expenditures
During 2013, capital expenditures for seismic data and other property and equipment amounted to $137.5 million on a gross basis and $46.2 million on a net cash basis. Our capital expenditures for 2014 are presently estimated to be $118.2 million on a gross basis and $35.0 million on a net cash basis. Our 2013 actual and 2014 estimated capital expenditures are comprised of the following (in thousands):

	Year Ended December 31, 2013	Estimate for Year Ending December 31, 2014
New data acquisition	$126,918	$109,900
Cash purchases and data processing	4,743	1,900
Non-monetary exchanges	4,085	4,700
Property and equipment and other	1,737	1,700
Total capital expenditures	137,483	118,200
Less: Non-monetary exchanges	(4,085)	(4,700)
Changes in working capital	12,095	—
Cash investment per statement of cash flows	$145,493	$113,500

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

	Year Ended December 31, 2013	Estimate for Year Ending December 31, 2014
Total capital expenditures	$137,483	$118,200
Less: Non-cash additions	(4,085)	(4,700)
Cash underwriting	(87,225)	(78,500)
Net cash capital expenditures	$46,173	$35,000
As of February 18, 2014, we had capital expenditure commitments related to data acquisition projects of approximately $47.3 million, of which we have obtained approximately $32.7 million of cash underwriting. See discussion of our sources of liquidity under “-Liquidity and Capital Resources.”
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The ASU was issued to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. Under the new guidance, an entity should present an unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, but retrospective application is permitted. We are currently evaluating the impact of adopting the provisions of ASU 2013-11, but do not expect the standard to have a significant impact on our financial statements.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. As of December 31, 2013 and 2012, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts by year of maturity (stated in thousands) and average interest rates for our debt obligations and their indicated fair market value at December 31, 2013:

	2014	2015	2016	2017	2018	There-after	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$256,750
Average Interest Rate	—	—	—	—	—	9.50%	9.50%

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our consolidated statements of income. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of December 31, 2013, if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our consolidated statements of income would be approximately $1.0 million.

Item 8. Financial Statements and Supplementary Data
The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 15(a) (1) and (2) below and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and such criteria, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, that provides an exemption to issuers that are non-accelerated filers.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Not later than 120 days after December 31, 2013, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 11. Executive Compensation
Not later than 120 days after December 31, 2013, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Not later than 120 days after December 31, 2013, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
Not later than 120 days after December 31, 2013, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 14. Principal Accountant Fees and Services
Not later than 120 days after December 31, 2013, we will amend this Annual Report on Form 10-K to include the information required by this item.
PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
Page
(1) Financial Statements
Management’s Report on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets	40
Consolidated Statements of Income	41
Consolidated Statements of Comprehensive Income (Loss)	42
Consolidated Statements of Stockholder’s Equity	43
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45
(2) Schedule II - Valuation and Qualifying Accounts	77
(3) Exhibits:
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	February 21, 2014
Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title	Date

/s/	Gregory P. Spivy	Chairman of the Board of Directors	February 21, 2014
Gregory P. Spivy

/s/	Robert D. Monson	Chief Executive Officer, President and Director	February 21, 2014
	Robert D. Monson	(Principal Executive Officer)

/s/	Marcia H. Kendrick	Chief Financial Officer	February 21, 2014
	Marcia H. Kendrick	(Principal Financial Officer)

/s/	Allison A. Bennington	Director	February 21, 2014
Allison A. Bennington

/s/	Ryan M. Birtwell	Director	February 21, 2014
Ryan M. Birtwell

/s/	Dalton J. Boutte	Director	February 21, 2014
Dalton J. Boutte

/s/	Kevin P. Callaghan	Chief Operating Officer and Director	February 21, 2014
Kevin P. Callaghan

/s/	Kyle N. Cruz	Director	February 21, 2014
Kyle N. Cruz

/s/	Jay H. Golding	Director	February 21, 2014
Jay H. Golding

/s/	John E. Jackson	Director	February 21, 2014
John E. Jackson

/s/	Daniel R. Osnoss	Director	February 21, 2014
Daniel R. Osnoss

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The accompanying consolidated financial statements of Seitel, Inc. and its subsidiaries (“Seitel”) were prepared by management, which is responsible for their integrity, objectivity and fair presentation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and, accordingly, include some amounts that are based on the best estimates and judgments of management.
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
Seitel’s management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2013, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

/s/ Marcia H. Kendrick
Marcia H. Kendrick
Executive Vice President and
Chief Financial Officer
Houston, Texas
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee, Board of Directors and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas
We have audited the accompanying consolidated balance sheets of Seitel, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and Subsidiaries, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Houston, Texas
February 21, 2014

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$31,353	$61,891
Receivables
Trade, less allowance for doubtful accounts of $332 and $737, respectively	34,616	61,195
Notes and other, less allowance for doubtful accounts of $688 and $988, respectively	1,932	2,143
Due from Seitel Holdings, Inc. (Note K)	1,130	874
Income tax refund (Note D)	7,441	—
Seismic data library (Note B)	1,180,314	1,069,921
Less: Accumulated amortization	(984,536)	(889,804)
Net seismic data library	195,778	180,117
Property and equipment	19,043	18,279
Less: Accumulated depreciation and amortization	(14,432)	(13,461)
Net property and equipment	4,611	4,818
Prepaid expenses, deferred charges and other	9,844	10,774
Intangible assets, net (Note C)	14,762	20,828
Goodwill (Note C)	201,535	208,020
Deferred income taxes (Note D)	92,511	84
TOTAL ASSETS	$595,513	$550,744
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable	$23,189	$37,521
Accrued liabilities	12,586	19,569
Employee compensation payable	2,002	5,693
Income taxes payable	787	4,134
Debt (Note E)
Senior Notes	250,000	275,000
Notes payable	—	29
Obligations under capital leases (Note F)	2,676	3,113
Deferred revenue (Note A)	41,739	52,857
Deferred income taxes (Note D)	7,578	2,470
TOTAL LIABILITIES	340,557	400,386
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	399,641	398,772
Retained deficit	(158,454)	(272,135)
Accumulated other comprehensive income	13,769	23,721
TOTAL STOCKHOLDER’S EQUITY	254,956	150,358
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$595,513	$550,744

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
REVENUE	$202,874	$240,458	$218,008
EXPENSES:
Depreciation and amortization	121,598	139,754	142,963
Cost of sales	475	464	100
Selling, general and administrative	25,971	29,088	31,649
	148,044	169,306	174,712
INCOME FROM OPERATIONS	54,830	71,152	43,296
Interest expense	(28,213)	(29,143)	(35,246)
Interest income	362	132	479
Foreign currency exchange gains (losses)	(2,222)	681	(726)
Loss on early extinguishment of debt	(1,504)	—	(7,912)
Gain on sale of marketable securities	—	230	2,467
Other income	488	780	250
Income before income taxes	23,741	43,832	2,608
Provision (benefit) for income taxes	(89,940)	6,782	392
NET INCOME	$113,681	$37,050	$2,216
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$113,681	$37,050	$2,216
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	(32)	(373)
Less: Reclassification adjustment for realized gains included in earnings	—	(230)	(2,467)
Foreign currency translation adjustments	(9,952)	2,969	(3,037)
Comprehensive income (loss)	$103,729	$39,757	$(3,661)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2010	100	$—	$277,488	$(311,401)	$26,891
Investment by Parent, net	—	—	120,070	—	—
Amortization of stock-based compensation costs	—	—	453	—	—
Net income	—	—	—	2,216	—
Foreign currency translation adjustments	—	—	—	—	(3,037)
Unrealized losses on securities held as available for sale, net of tax	—	—	—	—	(373)
Reclassification adjustment for realized gains on securities held as available for sale included in earnings, net of tax	—	—	—	—	(2,467)
Balance, December 31, 2011	100	—	398,011	(309,185)	21,014
Amortization of stock-based compensation costs	—	—	761	—	—
Net income	—	—	—	37,050	—
Foreign currency translation adjustments	—	—	—	—	2,969
Unrealized losses on securities held as available for sale, net of tax	—	—	—	—	(32)
Reclassification adjustment for realized gains on securities held as available for sale included in earnings, net of tax	—	—	—	—	(230)
Balance, December 31, 2012	100	—	398,772	(272,135)	23,721
Amortization of stock-based compensation costs	—	—	869	—	—
Net income	—	—	—	113,681	—
Foreign currency translation adjustments	—	—	—	—	(9,952)
Balance, December 31, 2013	100	$—	$399,641	$(158,454)	$13,769
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$113,681	$37,050	$2,216
Depreciation and amortization	121,598	139,754	142,963
Loss on early extinguishment of debt	1,504	—	7,912
Deferred income tax provision (benefit)	(86,863)	1,222	(289)
Foreign currency exchange losses (gains)	2,222	(681)	726
Amortization of deferred financing costs	1,246	2,044	1,999
Amortization of debt premium	—	—	(56)
Amortization of stock-based compensation	869	761	453
Amortization of favorable facility lease	—	393	290
Increase (decrease) in allowance for doubtful accounts	(300)	(461)	12
Non-cash other income	(377)	(208)	(98)
Non-cash revenue	(2,486)	(8,518)	(9,514)
Gain on sale of marketable securities	—	(230)	(2,467)
Decrease (increase) in receivables	26,915	(8,365)	(20,277)
Decrease (increase) in other assets	586	(43)	(471)
Increase (decrease) in deferred revenue	(10,093)	6,520	11,108
Increase (decrease) in accounts payable and other liabilities	(20,572)	2,243	(7,684)
Net cash provided by operating activities	147,930	171,481	126,823
Cash flows from investing activities:
Cash invested in seismic data	(144,557)	(183,244)	(126,979)
Cash paid to acquire property, equipment and other	(936)	(1,422)	(2,121)
Net proceeds from sale of marketable securities	—	230	2,467
Cash from sale of property, equipment and other	61	90	122
Advances to Seitel Holdings, Inc.	(256)	(13)	(755)
Repayment from Seitel Holdings, Inc.	—	—	50
Net cash used in investing activities	(145,688)	(184,359)	(127,216)
Cash flows from financing activities:
Contributed capital	—	—	125,000
Issuance of 9½% Senior Notes	250,000	—	—
Repayment of 9.75% Senior Notes	(275,000)	—	(131,094)
Repayment of 11.75% Senior Notes	—	—	(2,000)
Principal payments on notes payable	(29)	(66)	(59)
Principal payments on capital lease obligations	(248)	(212)	(164)
Borrowings on line of credit	—	—	737
Payments on line of credit	—	—	(737)
Costs of debt and equity transactions	(7,050)	—	(6,338)
Net cash used in financing activities	(32,327)	(278)	(14,655)
Effect of exchange rate changes	(453)	153	(29)
Net decrease in cash and cash equivalents	(30,538)	(13,003)	(15,077)
Cash and cash equivalents at beginning of period	61,891	74,894	89,971
Cash and cash equivalents at end of period	$31,353	$61,891	$74,894
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,008	$27,099	$37,981
Income taxes, net of refunds received	$7,610	$2,258	$7,979
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$4,085	$3,376	$10,215
Capital lease obligations incurred	$—	$95	$—
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to exploration and production companies. The Company’s library includes a vast amount of data across both unconventional plays and conventional oil and gas basins. Unconventional plays are those that cannot be produced at economic flow rates, nor in economic volumes without the use of advanced stimulation techniques, usually for reasons of low permeability. The more common of these advanced stimulation techniques are horizontal drilling and hydraulic fracturing or any others that would enhance recovery rates. Included in these unconventional resources are heavy oil, tar sands, shale gas and oil, gas hydrates and coalbed methane. The Company has leading seismic market positions in key North American unconventional plays, including oil and liquids-rich plays such as the Eagle Ford/Woodbine, Utica/Marcellus and Niobrara/Bakken in the United States and Montney and Cardium in Canada. The majority of the Company's conventional seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit (“Solutions”), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.
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
The most difficult, subjective and complex estimates and assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for its seismic data library, goodwill and realizability of its deferred tax assets.

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

In evaluating the Company’s ability to recover its U.S. deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates management is using to manage the underlying business. If the projected future taxable income changes materially, the Company may be required to reassess the amount of valuation allowance recorded against its deferred tax assets.
Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements. To the extent management's estimates and assumptions change in the future, the effect on the Company’s reported results could be significant to any particular reporting period.
Revenue Recognition:
Revenue from Data Acquisition
The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The payments for the initial licenses are sometimes referred to as underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. Contracts which are signed up to the time the Company makes a firm commitment to create the new seismic survey are considered underwriting. Any subsequent licensing of the data while the survey is in progress or once it is completed is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).
Acquisition underwriting revenue is recognized throughout the creation period using the proportional performance method based upon costs incurred and work performed to date as a percentage of total estimated costs and work required. Management believes that this method is the most reliable and representative measure of progress for its data creation projects. On average, the duration of the data creation process is approximately one year. Under these contracts, the Company creates new seismic data designed in conjunction with its customers and specifically suited to the geology of the area using the most appropriate technology available.
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
The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a master license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a master license agreement in place or to execute one at the time the acquisition contract is signed. The Company maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers.

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

•
Specific license contract—The customer licenses and selects specific data from the data library, including data currently in progress, at the time the contract is entered into and holds this license for a long-term period.

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

•	Review only license contract—The customer obtains rights to review a certain quantity of data for a limited period of time, but does not obtain the right to select specific data to hold long-term.
The Company’s non-exclusive license contracts specify the following:

•	that all customers must also have in place or execute a master license agreement that governs the use of all data received under the Company’s non-exclusive license contracts;

•	the specific payment terms, generally ranging from 30 days to 12 months, and that such payments are non-cancelable and non-refundable;

•	the actual data that is accessible to the customer; and

•
that the data is licensed in its present form, as is, where is, and that the Company is under no obligation to make any enhancements, modifications or additions to the data unless specific terms to the contrary are included.

Revenue from the non-exclusive licensing of seismic data is recognized when the following criteria are met:

•	the Company has an agreement with the customer that is validated by a signed contract;

•	the sales price is fixed and determinable;

•	collection is reasonably assured;

•	the customer has selected the specific data or the contract has expired without full selection;

•	the data is currently available for delivery; and

•	the license term has begun.
Copies of the licensed data are available to the customer immediately upon request.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

license to selected data from the Company’s library. These exchanges are referred to as non-monetary exchanges. A non-monetary exchange for data always complies with the following criteria:

•	the data license delivered is always distinct from the data received;

•	the customer forfeits ownership of its data; and

•	the Company retains ownership in its data.
In non-monetary exchange transactions, the Company records a data library asset for the seismic data received or processed at the time the contract is entered into or the data is completed, as applicable, and recognizes revenue on the transaction in equal value in accordance with its policy on revenue from data licenses or data acquisition, or as services are provided by Solutions, as applicable. The data license to the customer is in the form of one of the four basic forms of contracts discussed above. These transactions are valued at the fair value of the data received or the fair value of the license granted or services provided, whichever is more readily determinable.
Fair value of the data exchanged is determined using a multi-step process as follows:

•
First, the Company considers the value of the data or services received from the customer. In determining the value of the data received, the Company considers the age, quality, current demand and future marketability of the data and, in the case of 3D seismic data, the cost that would be required to create the data. In addition, the Company applies a limitation on the value it assigns per square mile on the data received. In determining the value of the services received, the Company considers the cost of such similar services that it could obtain from a third-party provider.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Seismic data library additions	$4,085	$3,376	$10,215
Revenue recognized on specific data licenses or selections of data	2,399	3,047	7,169
Revenue recognized related to acquisition contracts	87	5,451	2,274
Revenue recognized related to Solutions	—	20	71
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major Customers: No single customer accounted for 10% or more of revenue for the years ended December 31, 2013 and 2012. One customer accounted for approximately 11% of revenue for the year ended December 31, 2011.
Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the underlying lease. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $1.1 million, and $2.2 million, respectively.
Marketable Equity Securities: Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s marketable securities are categorized as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reflected in accumulated other comprehensive income included in stockholder’s equity until realized. No income tax expense (benefit) was recognized and recorded to comprehensive income (loss) in the years ended December 31, 2012 and 2011 due to the Company having a full valuation allowance on its deferred tax asset in those years. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.
During the years ended December 31, 2012 and 2011, the Company sold its marketable equity securities through a series of transactions. Proceeds from the sales were $0.2 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively. Total realized gains were equal to proceeds received.
Debt Issue Costs: Debt issue costs related to the Company’s senior notes and revolving credit facility are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt. As of December 31, 2013 and 2012, unamortized debt issue costs were $6.7 million and $2.4 million, respectively.
Goodwill and Other Intangible Assets: Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. The Company does not amortize goodwill and indefinite-lived intangibles but, at least annually, evaluates whether goodwill and indefinite-lived intangibles are impaired. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. The Company conducts its annual assessment of the recoverability of goodwill as of October 1 of each year. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or the Company elects not to perform a qualitative assessment, the quantitative assessment or two-step goodwill test is performed. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is necessary to perform an analysis to determine if the Company’s goodwill is impaired, the Company utilizes discounted cash flow analysis, which requires significant judgments and estimates about future operations, to develop the Company’s estimates of fair value.
The cost of intangible assets with determinable lives is amortized to reflect the pattern of economic benefits consumed, on a straight-line basis, over the estimated periods benefited, ranging from 7 to 10 years.
Income Taxes: The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities, and are measured using enacted tax rates and laws.
The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.
The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2013, there were no accumulated net earnings of non-U.S. subsidiaries.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income in stockholder's equity. Accumulated translation gains were $13.8 million and $23.7 million at December 31, 2013 and 2012, respectively. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaled $(2.2) million, $0.7 million and $(0.7) million for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $0.5 million for each of the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The ASU was issued to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. Under the new guidance, an entity should present an unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date, but retrospective application is permitted. The Company is currently evaluating the impact of adopting the provisions of ASU 2013-11, but does not expect the standard to have a significant impact on its financial statements.

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
The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2013	2012
U.S. Onshore:
Unconventional 3D	$119,489	$94,553
Conventional 3D	1,585	8,628
Canadian:
Unconventional 3D	74,046	76,335
Conventional 3D	362	294
2D	59	126
U.S. Offshore	237	181
Total	$195,778	$180,117
At December 31, 2013 and 2012, approximately 16% and 26%, respectively, of the net book value of the seismic data library were projects in progress.
Costs of Seismic Data Library
For purchased seismic data, the Company capitalizes the purchase price of the acquired data.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For data received through a non-monetary exchange, the Company capitalizes an amount equal to the fair value of the data received by the Company or the fair value of the license granted or services provided to the customer, whichever is more readily determinable. See Note A for discussion of the process used to determine fair value.
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $3.5 million, $3.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Amortization expense totaled $114.9 million, $132.8 million and $135.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 58%, 56% and 63% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2014, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.
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
The Company did not have any impairment charges during the three years ended December 31, 2013.
NOTE C-GOODWILL AND OTHER INTANGIBLES
The Company incurred no impairment of goodwill or indefinite lived intangible assets as a result of its annual impairment tests in 2013, 2012 or 2011. Additionally, there were no events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2013, 2012, or 2011. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.
Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$208,020	$205,838
Translation adjustments	(6,485)	2,182
Balance at end of year	$201,535	$208,020
The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

	Weighted Average Amortization Period	December 31, 2013	December 31, 2012
Amortized intangible assets:
Cost:
Customer relationships	10 years	43,859	44,669
Internally developed software	7 years	8,742	9,346
		52,601	54,015
Accumulated Amortization:
Customer relationships	10 years	(30,153)	(26,243)
Internally developed software	7 years	(8,586)	(7,844)
		(38,739)	(34,087)
Net book value		13,862	19,928
Indefinite-lived intangible assets:
Trade names		900	900
Total intangible assets at net book value		$14,762	$20,828

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s trade name assets were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of December 31, 2013, the weighted average amortization period for these intangible assets was 9.5 years.
Amortization expense for the Company's intangible assets was $5.7 million, $6.2 million, and $6.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. Estimated future amortization expense is as follows: fiscal year ending 2014 - $4.5 million, fiscal year ending 2015 - $4.4 million, fiscal year ending 2016 - $4.4 million and fiscal year ending 2017 - $0.6 million.
The Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable.
NOTE D-INCOME TAXES
Income Tax Expense (Benefit)
Income before income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$22,375	$22,020	$330
Foreign	1,366	21,812	2,278
	$23,741	$43,832	$2,608

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$69	$342	$—
State	2,038	1,093	(713)
Foreign	(5,184)	4,125	1,394
	(3,077)	5,560	681
Deferred:
Federal	(90,827)	—	(1)
State	(1,600)	(28)	270
Foreign	5,564	1,250	(558)
	(86,863)	1,222	(289)
Tax provision (benefit):
Federal	(90,758)	342	(1)
State	438	1,065	(443)
Foreign	380	5,375	836
	$(89,940)	$6,782	$392

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The differences between the U.S. federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax	$8,309	$15,341	$913
Change in unrecognized tax benefits	199	189	235
State income tax, less federal benefit	370	128	(193)
Foreign investment in U.S. property	1,203	1,094	—
Tax difference on foreign earnings	(196)	(2,258)	(245)
Change in foreign taxes	(33)	2	156
Canadian withholding tax	—	(30)	26
Change in valuation allowance	(100,492)	(7,666)	(513)
Tax credits	(361)	(401)	(366)
Non-deductible expenses	869	342	280
Other, net	192	41	99
Income tax provision (benefit)	$(89,940)	$6,782	$392
Deferred Tax Asset/Liability
The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2013 and 2012 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	December 31,
	2013	2012
Deferred tax assets:
Depreciation and amortization	$11,655	$19,378
Deferred revenue	1,932	1,044
Net operating loss carryforwards	73,246	75,873
Alternative minimum tax credit carryforward	2,194	2,124
Research and development tax credit carryforward	1,236	1,078
Accrued expenses and other	8,889	8,572
Total deferred tax assets	99,152	108,069
Deferred tax liabilities:
Depreciation and amortization	(8,914)	(2,791)
Intangible assets	(4,784)	(6,595)
Deferred expenses and other	(521)	(577)
Total deferred tax liabilities	(14,219)	(9,963)
Valuation allowance:
Beginning balance	(100,492)	(108,066)
Decrease during the period	100,492	7,574
Total valuation allowance	—	(100,492)
Net deferred tax asset (liability)	$84,933	$(2,386)
Deferred income taxes have been classified in the consolidated balance sheet as:
Deferred income tax asset	$92,511	$84
Deferred income tax liability	(7,578)	(2,470)
Net deferred income tax asset (liability)	$84,933	$(2,386)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the year ended December 31, 2013, the Company recorded a full release of its valuation allowance provided against its U.S. federal and state net deferred tax assets of $100.5 million based on management's reassessment that it is more likely than not that the deferred tax assets will be realized. In making this assessment, management considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The most significant piece of objective positive evidence available in assessing the Company's U.S. deferred tax assets was its cumulative pretax income incurred over the three-year period ended December 31, 2013. Because the Company's revenue activity does not occur evenly throughout the year and the fourth quarter is typically the quarter with the highest activity, management believed a full year of results in 2013 was needed in order to provide enough positive evidence to support the assessment related to the release of the valuation allowance. In addition, the Company's projections of future taxable income show continued profitability. In projecting future taxable income, management began with recent historical results and incorporated assumptions about the amount of future pretax operating income and adjusted for items that do not have tax consequences. The Company's projections of future taxable income indicate it will have sufficient income to realize all of its existing deferred tax assets, the majority of which relate to net operating loss (“NOL”) carryforwards. Adjustments to future estimates during the carry forward period could impact the analysis of NOL utilization. Due to the significance of the Company's NOL carryforwards, management also evaluated the Company's ability to utilize its NOL carryforwards based on projected current taxable income, taking into consideration temporary differences, and determined that the Company's NOL carryforwards would be utilized prior to their expiration. As a result, the valuation allowance was released.
During 2012, the Company’s valuation allowance provided against its U.S. federal net deferred tax asset decreased by $8.1 million primarily due to utilization of NOL carryforwards to offset current taxable income generated in 2012. Additionally, during 2012, the Company's valuation allowance provided against its state deferred tax asset increased by $0.6 million due to the uncertainty of recovery of the deferred tax asset at that time.
As of December 31, 2013, the Company has a U.S. federal NOL carryforward of approximately $190.6 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2025 through 2030. As of December 31, 2013, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $2.2 million which can be used to offset regular U.S. federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2013, the Company has a Colorado state NOL carryforward of approximately $2.6 million which can be used to offset Colorado state income taxes payable in future years.  This state NOL carryforward will expire in periods beginning 2028 through 2031.
As of December 31, 2013, the Company has Canadian NOL carryforwards for federal taxes of approximately $2.5 million (Canadian) and for provincial taxes of approximately $1.2 million (Canadian), both of which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in periods beginning 2029 through 2033.
As of December 31, 2013, the Company has a receivable for a current tax refund of approximately $7.9 million (Canadian) which reflects recovery of taxes paid in prior years due to the carryback of the NOL generated in 2013 and recovery of estimated tax payments made in 2013.
In April 2011, Seitel Canada Ltd. (“Seitel Canada”), formerly known as Olympic Seismic Ltd., a wholly-owned subsidiary of the Company, was notified that Canada Revenue Agency (“CRA”) concluded their prior year audits of Seitel Canada's tax returns, disallowing Seitel Canada’s deductions for certain royalties payable to the Company’s U.S. entities for years 2003 to 2007. Seitel Canada and the Company object to and are appealing the audit results. As a condition to appeal the audit results, Seitel Canada paid $7.7 million (Canadian) to CRA in 2011. The payments, which included amounts for taxes, penalties and interest assessed by CRA, have been shown as income tax payments in the consolidated statement of cash flows because the amounts paid can be applied interchangeably to the amounts which may ultimately be due to CRA. As of December 31, 2013, the appeal process has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the appeal based on management’s assessment of the probability of the outcome of the appeal, net of certain payments made to CRA. See “Uncertain Tax Benefits” below.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Uncertain Tax Benefits
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$6,150	$6,016	$6,151
Foreign currency translation	(398)	134	(135)
Balance at end of year	$5,752	$6,150	$6,016
As of December 31, 2013, approximately $5.8 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods. In addition, as of December 31, 2013, the Company has recorded $5.9 million in related assets.
Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2013, we had $0.9 million of accrued interest and $1.0 million of accrued penalties. As of December 31, 2012, we had $0.7 million of accrued interest and $1.0 million of accrued penalties. Income tax expense (benefit) for each of the years ended December 31, 2013, 2012 and 2011 included $0.2 million related to interest and penalties on unrecognized tax benefits.
With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009, 2009 and 2006, respectively.

NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	December 31,
	2013	2012
9½% Senior Notes	$250,000	$—
9.75% Senior Notes	—	275,000
Credit Facility	—	—
Notes payable	—	29
	$250,000	$275,029
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes due 2019 (the “9½% Senior Notes”). The proceeds from the issuance of the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% senior notes due 2014 (the “9.75% Senior Notes”), including accrued interest of $4.8 million. As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. As of December 31, 2013, accrued interest totaled $5.0 million and was included in accrued liabilities on the consolidated balance sheet. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company's significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
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
9.75% Senior Unsecured Notes: On February 14, 2007, the Company issued, in a private placement, $400.0 million aggregate principal amount of the 9.75% Senior Notes. As required by their terms, the 9.75% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2007. On July 1, 2011, the Company

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

redeemed $125.0 million aggregate principal amount of the 9.75% Senior Notes outstanding in accordance with the terms and conditions of the indenture governing the 9.75% Senior Notes. The redemption price was equal to 104.875% of the principal amount of the notes, plus accrued and unpaid interest. Accordingly, the Company recorded a loss on early extinguishment of debt of $7.9 million, which included the write-off of unamortized issue expenses, for the year ended December 31, 2011. In 2013, the remaining $275.0 million aggregate principal amount of the 9.75% Senior Notes were satisfied and discharged in connection with the issuance of the 9½% Senior Notes. On March 20, 2013, the 9.75% Senior Notes were redeemed at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through April 18, 2013 and the Company recorded a loss on early extinguishment of debt of $1.5 million, which reflected the write-off of unamortized issue expenses. As of December 31, 2012, accrued interest totaled $10.1 million and was included in accrued liabilities on the consolidated balance sheet.
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on the Company's seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. The Credit Facility expires on May 25, 2016. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility, and Seitel Canada, and each future direct and indirect wholly-owned Canadian subsidiary of the Company (such subsidiaries together with Seitel Canada, the “Canadian Guarantors”) are guarantors of payment of the Canadian obligations under the Credit Facility.
The borrowings under the Credit Facility are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the U.S. Lender in all present and future assets and equity of the Company and each U.S. Guarantor and 65% of the equity in Seitel Canada, and borrowings by Seitel Canada are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the Canadian Lender in all present and future assets of each Canadian Guarantor. U.S. borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) the London Interbank Offered Rate ("LIBOR") rate plus 3.50% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus ½ of 1%, (ii) the three-month LIBOR rate plus 1% and (iii) the prime rate of Wells Fargo Bank, National Association, plus 2.50%. Canadian borrowings under the Credit Facility bear interest based on a Canadian base rate, as defined in the Credit Facility.
The Credit Facility contains affirmative and negative covenants and requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. The Credit Facility requires the payment of an unused line fee of 0.5% per annum payable.
Aggregate Maturities: The Company has no debt maturing in the next five years. The $250.0 million principal amount of 9½% Senior Notes is due in 2019.
NOTE F-LEASE OBLIGATIONS
Assets recorded under capital lease obligations of $3.6 million and $3.9 million at December 31, 2013 and 2012, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $1.6 million and $1.5 million at December 31, 2013 and 2012, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.
The Company leases office space under operating leases, some of which include renewal options. Rental expense for the years ended December 31, 2013, 2012 and 2011 was approximately $1.7 million, $1.8 million, and $1.7 million, respectively. The Company received income from subleases of approximately $0.1 million in the year ended December 31, 2013 and approximately $0.3 million in each of the years ended December 31, 2012 and 2011.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum lease payments for the five years subsequent to December 31, 2013, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$420	$783
2015	403	706
2016	385	505
2017	412	79
2018	425	9
Thereafter	1,417	—
Total minimum lease payments	3,462	$2,082
Less amount representing interest	(786)
Present value of net minimum lease payments	$2,676
Capital leases are comprised mostly of a sale leaseback agreement entered into by Seitel Canada in 2002 on a building and land located in Calgary, Alberta, Canada. The term of the lease is 20 years with remaining lease payments of: $409,500 (Canadian dollars) in years 11-15 and $452,340 (Canadian dollars) in years 16-20.

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2013, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.
NOTE H-STOCK-BASED COMPENSATION
The Company maintains various stock-based compensation plans administered by the board of directors of Holdings, the Company's parent, for the benefit of the Company's key employees and non-employee directors as discussed below.
Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the consolidated statement of income for stock-based compensation arrangements was $0.2 million for the year ended December 31, 2013. The Company did not recognize any tax benefits related to stock-based compensation for the years ended December 31, 2012 and 2011.
Restricted Stock Units
In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards. The 2008 Restricted Stock and Restricted Stock Unit Plan authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. The restricted stock units are convertible into common shares of Holdings within 30 days of one of the following events: termination of employment, death, disability or upon a change in control of the Company. During the years ended December 31, 2012 and 2011, 106 and 221 restricted stock units, respectively, were converted into shares of Holdings. During 2013, no restricted stock units were converted into shares of Holdings. A total of 22,659 restricted shares were available for grant at December 31, 2013.
Stock Options
2007 Non-Qualified Stock Option Plan
In February 2007, Holdings adopted the 2007 Non-Qualified Stock Option Plan (the "2007 Option Plan") in order to provide an equity component to management compensation following the Merger. The board of directors of Holdings may issue options to purchase up to 105,200 shares of Holdings’ common stock.
The options issued under the 2007 Stock Option Plan contain only service condition requirements and generally vest 25 percent on each anniversary of the grant date for four years provided the employee has provided continued service. The options provide

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 5,859 shares of Holdings common stock were available for grant as options at December 31, 2013.
2012 Non-Qualified Stock Option Plan
In May 2012, Holdings adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Option Plan") to provide incentives to present and future employees of the Company through the grant of Holdings' common stock options. The board of directors of Holdings may issue options to purchase up to 48,605 shares of Holdings' common stock.
The options issued in 2012 under the 2012 Stock Option Plan provide for the options to be vested in three different tranches:

•	one-third of the total grant vests 20 percent on each anniversary of the grant date for five years provided the employee has provided continued service (service condition);

•	one-third of the total grant vests on a 2.0X event, as defined in the applicable stock option agreement (market and performance conditions); and

•	one-third of the total grant vests on a 2.5X event, as defined in the applicable stock option agreement (market and performance conditions).
The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense using graded vesting over the requisite service period. For the options containing market and performance conditions, the Company defers all stock-based compensation until the consummation of the performance condition. The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 5,505 shares of Holdings common stock were available for grant under the 2012 Stock Option Plan at December 31, 2013.
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

	Year Ended December 31,
	2013	2012	2011
Weighted average grant date fair value per share	$113.31	$95.25	$123.29
Weighted average assumptions used:
Expected volatility	45%	45%	45%
Expected life (in years)	6.11	6.47	6.50
Risk-free interest rate	0.95%	1.70%	2.36%
Expected dividend yield	—%	—%	—%
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes stock option activity during the years ended December 31, 2013, 2012 and 2011 (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	129	$216.62	84	$193.91	91	$193.13
Granted	4	$258.37	45	$258.37	1	$258.37
Exercised	(3)	$193.13	—	$—	(8)	$193.13
Cancelled	—	$—	—	$—	—	$—
Forfeited	(1)	$258.37	—	$—	—	$—
Outstanding at end of period(1)	129	$218.38	129	$216.62	84	$193.91
Options exercisable at end of period(2)	82	$192.96	80	$193.29	76	$193.13
Available for grant at end of period	11		15		12

(1)	Stock options outstanding at December 31, 2013 have a weighted average remaining contractual term of 5.4 years.

(2)	Exercisable stock options at December 31, 2013 have a weighted average remaining contractual term of 3.7 years.
As of December 31, 2013, the total future compensation cost related to non-vested options not yet recognized in the consolidated statements of income was $3.4 million, of which $2.4 million is attributable to vesting upon contingent events and $1.0 million is attributable to time-based vesting. The compensation costs associated with time-based vesting will be recognized using graded vesting over a weighted average period of 2.6 years. The Company did not receive any cash from option exercises during the three years ended December 31, 2013.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2013:
Cash equivalents	$30,729	$30,729	$—	$—
At December 31, 2012:
Cash equivalents	$61,272	$61,272	$—	$—

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2013 or 2012.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
At December 31, 2013 and December 31, 2012, the carrying value of the Company's debt was $250.0 million and $275.0 million, respectively. The estimated fair value of the debt was approximately $256.8 million at December 31, 2013 and $274.6 million at December 31, 2012. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).
NOTE K-RELATED PARTY TRANSACTIONS
Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. The Company receives payments on the outstanding balance only when Holdings receives cash from stock issuances. In 2013, 2012 and 2011, the Company made payments of approximately $256,000, $13,000 and $755,000, respectively on behalf of Holdings. The Company received $50,000 from Holdings in 2011 which was applied toward the outstanding balance. The balance due from Holdings as of December 31, 2013 and 2012 was $1.1 million and $0.9 million, respectively.
The Company owns 20% of Wandoo Energy LLC ("Wandoo"), a privately owned oil and gas prospecting company. The Company's Chief Operating Officer serves as the Company's representative on the board of directors of Wandoo. The Company received $76,000, $552,000 and $67,000 in 2013, 2012 and 2011, respectively, in cash dividends from Wandoo. In 2011, the Company received $335,000 for a licensing agreement with Texoz E&P, Inc., a wholly-owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo. The Company received shares and stock options in Texon in connection with its formation. During 2011 and 2012, the Company sold all of its Texon shares and stock options that had a strike price below market price prior to their expiration.

NOTE L-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at December 31, 2013 and 2012 included $651,000 of restricted cash related to collateral on seismic operations bonds. The balances at December 31, 2013 and 2012 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during 2013, 2012 and 2011 were $8.0 million, $3.2 million and $8.1 million, respectively. In 2013, 2012 and 2011, the Company received income tax refunds of $0.4 million, $1.0 million, and $0.1 million, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Non-monetary exchanges related to resale licensing revenue	$1,656	$1,554	$7,609
Non-monetary exchanges from underwriting of new data acquisition	—	4,122	2,687
Other non-monetary exchanges	—	—	98
Completion of data in progress from prior non-monetary exchanges	2,429	142	—
Less: Non-monetary exchanges for data in progress	—	(2,442)	(179)
Total non-cash additions to seismic data library	$4,085	$3,376	$10,215

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Acquisition revenue on underwriting from non-monetary exchange contracts	$87	$5,451	$2,274
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	2,399	3,047	7,169
Solutions revenue recognized from non-monetary exchange contracts	—	20	71
Total non-cash revenue	$2,486	$8,518	$9,514

NOTE M-INDUSTRY SEGMENTS
The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.
Geographic information for the periods presented was as follows (in thousands):

	United States	Canada	Total
Year Ended December 31, 2013
Revenue	$157,819	$45,055	$202,874
Assets (1)	123,555	76,834	200,389
Year Ended December 31, 2012
Revenue	$159,787	$80,671	$240,458
Assets (1)	105,486	79,449	184,935
Year Ended December 31, 2011
Revenue	$153,416	$64,592	$218,008
Assets (1)	66,168	59,565	125,733

(1)Assets include net seismic data library and net property and equipment.
The Company's revenues may be divided into two major categories: (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Acquisition and licensing of seismic data	$198,109	$234,785	$213,656
Reproduction and delivery of seismic data and other services	4,765	5,673	4,352
Total revenue	$202,874	$240,458	$218,008

NOTE N-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On March 20, 2013, the Company completed a private placement of 9½% Senior Notes in the aggregate principal amount of $250.0 million. The Company’s payment obligations under the 9½% Senior Notes are jointly and severally guaranteed by substantially all of its 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guarantee the 9½% Senior Notes are referred to as Non-Guarantor Subsidiaries.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2013 and December 31, 2012, and the consolidating condensed statements of income, statements of comprehensive income (loss) and statements of cash flows for the years ended December 31, 2013, 2012 and 2011 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$24,859	$6,494	$—	$31,353
Receivables
Trade, net	—	22,711	11,905	—	34,616
Notes and other, net	—	4	1,928	—	1,932
Due from Seitel Holdings, Inc.	—	1,130	—	—	1,130
Income tax refund	—	—	7,441	—	7,441
Intercompany receivables (payables)	15,416	14,719	(30,135)	—	—
Investment in subsidiaries	473,191	433,709	1,335	(908,235)	—
Net seismic data library	—	116,199	79,794	(215)	195,778
Net property and equipment	—	2,244	2,367	—	4,611
Prepaid expenses, deferred charges and other	6,841	2,581	422	—	9,844
Intangible assets, net	900	10,038	3,824	—	14,762
Goodwill	—	107,688	93,847	—	201,535
Deferred income taxes	—	92,511	—	—	92,511
TOTAL ASSETS	$496,348	$828,393	$179,222	$(908,450)	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,008	$16,636	$16,133	$—	$37,777
Income taxes payable	153	634	—	—	787
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	50	2,626	—	2,676
Deferred revenue	—	38,748	2,991	—	41,739
Deferred income taxes	—	—	7,578	—	7,578
TOTAL LIABILITIES	255,161	56,068	29,328	—	340,557
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,641	—	—	—	399,641
Parent investment	—	764,752	156,924	(921,676)	—
Retained deficit	(158,454)	7,573	(20,796)	13,223	(158,454)
Accumulated other comprehensive income	—	—	13,766	3	13,769
TOTAL STOCKHOLDER’S EQUITY	241,187	772,325	149,894	(908,450)	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$496,348	$828,393	$179,222	$(908,450)	$595,513

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$154,686	$49,488	$(1,300)	$202,874
EXPENSES:
Depreciation and amortization	—	86,426	35,203	(31)	121,598
Cost of sales	—	471	4	—	475
Selling, general and administrative	1,587	16,701	8,983	(1,300)	25,971
	1,587	103,598	44,190	(1,331)	148,044
INCOME (LOSS) FROM OPERATIONS	(1,587)	51,088	5,298	31	54,830
Interest expense, net	(23,194)	(2,945)	(1,712)	—	(27,851)
Foreign currency exchange losses	—	—	(2,222)	—	(2,222)
Loss on early extinguishment of debt	(1,504)	—	—	—	(1,504)
Other income	—	737	—	(249)	488
Income (loss) before income taxes and equity in income of subsidiaries	(26,285)	48,880	1,364	(218)	23,741
Provision (benefit) for income taxes	—	(90,320)	380	—	(89,940)
Equity in income of subsidiaries	139,966	984	—	(140,950)	—
NET INCOME	$113,681	$140,184	$984	$(141,168)	$113,681

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$113,681	$140,184	$984	$(141,168)	$113,681
Foreign currency translation adjustments	—	—	(9,955)	3	(9,952)
Comprehensive income (loss)	$113,681	$140,184	$(8,971)	$(141,165)	$103,729

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF INCOME
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

CONSOLIDATING CONDENSED STATEMENT OF INCOME
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(32,730)	$145,121	$35,539	$—	$147,930
Cash flows from investing activities:
Cash invested in seismic data	—	(114,327)	(30,230)	—	(144,557)
Cash paid to acquire property, equipment and other	—	(583)	(353)	—	(936)
Cash from sale of property, equipment and other	—	61	—	—	61
Advances to Seitel Holdings, Inc.	—	(256)	—	—	(256)
Net cash used in investing activities	—	(115,105)	(30,583)	—	(145,688)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(29)	—	—	—	(29)
Principal payments on capital lease obligations	—	(31)	(217)	—	(248)
Costs of debt and equity transactions	(7,050)	—	—	—	(7,050)
Intercompany transfers	64,809	(65,659)	850	—	—
Net cash provided by (used in) financing activities	32,730	(65,690)	633	—	(32,327)
Effect of exchange rate changes	—	—	(453)	—	(453)
Net increase (decrease) in cash and cash equivalents	—	(35,674)	5,136	—	(30,538)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$24,859	$6,494	$—	$31,353

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE O-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2013
Revenue	$51,351	$47,544	$44,410	$59,569
Operating income	14,587	13,398	6,225	20,620
Net income	1,738	6,368	237	105,338

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2012
Revenue	$72,547	$46,028	$51,556	$70,327
Operating income	24,974	8,335	8,904	28,939
Net income	14,706	1,270	1,129	19,945

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

Audit Committee, Board of Directors
and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas

In connection with our audit of the consolidated financial statements of Seitel, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2013, 2012 and 2011, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas
February 21, 2014

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	Balance at beginning of period	Charged (Credited) to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2013:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$737	$—	$(405)	$332
Allowance for notes receivable	988	(300)	—	688
Valuation allowance on deferred tax asset	100,492	(100,492)	—	—
Total	$102,217	$(100,792)	$(405)	$1,020

Year ended December 31, 2012:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,043	$52	$(358)	$737
Allowance for notes receivable	1,501	(513)	—	988
Valuation allowance on deferred tax asset	108,066	(7,574)	—	100,492
Total	$110,610	$(8,035)	$(358)	$102,217

Year ended December 31, 2011:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$2,556	$12	$(1,525)	$1,043
Allowance for notes receivable (1)	—	—	1,501	1,501
Valuation allowance on deferred tax asset	107,490	576	—	108,066
Total	$110,046	$588	$(24)	$110,610

(1) Reflects reclassification from allowance for doubtful accounts on trade receivables to allowance for notes receivable.

EXHIBIT
INDEX

Exhibit	Title

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

4.2	Form of 9½% Senior Note due 2019 (incorporated by reference from Exhibit 4.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).
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

10.2
Credit Agreement, dated May 25, 2011, by and among Seitel, Inc. and Seitel Canada Ltd., formerly known as Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

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

10.5
Amendment No. 1 to Credit Agreement, dated November 28, 2011, by and among Seitel, Inc. and Seitel Canada Ltd., formerly known as Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders and agents (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on November 30, 2011).

10.6
Amendment No. 2 to Credit Agreement, dated March 1, 2013, by and among Seitel, Inc. and Seitel Canada Ltd., formerly known as Olympic Seismic Ltd., as borrowers, and Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada, as lenders and agents (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on March 21, 2013).

10.7
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

10.10	†
Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, effective February 14, 2007, as amended as of June 30, 2008 (incorporated by reference from Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.11	†
Amendment to the 2007 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 23, 2011 (incorporated by reference from Exhibit 10.7 to the quarterly report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 12, 2011).

10.12	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.12 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).
10.13	†	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 9, 2010).
10.14	†
Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Unit Plan, dated July 24, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on July 25, 2012).

10.15	†
Form of Seitel Holdings, Inc. Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 13, 2008).

10.16	†
Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan, dated May 1, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on May 7, 2012).

10.17	†
Amendment to the 2012 Non-Qualified Stock Option Plan of Seitel Holdings, Inc., dated May 30, 2012 (incorporated by reference from Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 13, 2012).

10.18	†
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

10.20	†	Summary of 2011 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011).
10.21	†
Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 30, 2007 (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.22	†*	First Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated June 2, 2009.
10.23	†*	Second Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 25, 2010.
10.24	†
Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.25	†*	First Amendment to Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated June 2, 2009.
10.26	†*	Second Amendment to Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 25, 2010.
10.27	†
Third Amendment to Employment Agreement between Seitel, Inc. and Kevin P. Callaghan, dated July 27, 2012 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current reports on Form 8-K/A, as filed with the SEC on August 6, 2012, and Form 8-K, as filed with the SEC on July 31, 2012).

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

10.32	†
Employment Agreement between Seitel, Inc. and Stephen Graham Hallows, dated April 1, 2013
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on April 4, 2013).

12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of Seitel, Inc.
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.