Form 10-K/A
period 2013-12-31
SEITEL INC
filed 2014-03-27
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On March 24, 2014 there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission ("SEC") on February 21, 2014 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events which may have occurred since the original filing date, and does not amend or modify any disclosure made in the Form 10-K except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer and are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of March 24, 2014, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position
Robert D. Monson	58	President, Chief Executive Officer and Director
Kevin P. Callaghan	61	Chief Operating Officer, Executive Vice President and Director
Marcia H. Kendrick	53	Chief Financial Officer, Executive Vice President, Assistant Secretary and Treasurer
Stephen G. Hallows	60	Health Safety Security Environment & Sustainable Development (“HSSE & SD”) Senior Vice President
JoAnn Lippman	61	General Counsel, Senior Vice President and Secretary
David A. Richard	55	President-Seitel Canada Ltd.
Randall A. Sides	47	President-Seitel Data, Ltd.
Allison A. Bennington	50	Director
Ryan M. Birtwell	31	Director
Dalton J. Boutte	59	Director
Kyle N. Cruz	38	Director
Jay H. Golding	68	Director
John E. Jackson	55	Director
Daniel R. Osnoss	32	Director
Gregory P. Spivy	45	Chairman of the Board of Directors

Robert D. Monson has been our President and Chief Executive Officer and one of our directors since December 2004. He previously served as our Chief Financial Officer from May 2004 until December 2004 and served as Secretary from August 2004 until December 2004. Mr. Monson has over 25 years of experience in the oil and gas industry, including over 12 years in the international seismic industry. Prior to joining Seitel, he served in various capacities with Schlumberger Limited (“Schlumberger”), a New York Stock Exchange, Inc. listed company, since 1985. In his last position with Schlumberger, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations. Since May 2011, Mr. Monson has also served on the board of Seitel Holdings, Inc. (“Holdings”). Mr. Monson’s qualifications to serve on our board of directors (the “Board”) include his long tenure as one of our directors, as well as his extensive background in the oil and gas industry and his many years of business experience.

Kevin P. Callaghan has been our Chief Operating Officer and Executive Vice President since June 2002 and one of our directors since January 2010. Since joining Seitel in 1995, Mr. Callaghan has held various positions with Seitel Data, Ltd. and Seitel Canada Ltd., both wholly-owned subsidiaries. He has been Executive Vice President of Seitel Data, Ltd. since May 2003 and has been Executive Vice President of Seitel Canada Ltd. since December 2004. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his last position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005. Since May 2011, Mr. Callaghan has also served on the board of Holdings. Mr. Callaghan’s extensive seismic industry experience and his various operational and management positions bring valuable managerial and corporate governance skills to the full Board.

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

Stephen G. Hallows joined Seitel in April 2013 as our HSSE & SD Senior Vice President. From January 2011 to April 2013, Mr. Hallows held the title of HSSE Specialist, Western Hemisphere at BP America Inc., Subsurface (“BP”), an oil and gas exploration company. Prior to joining BP, Mr. Hallows held a number of strategic health, safety and environmental (“HSE”) positions with CGG, a global provider of seismic services. These positions included Group Senior Vice President, Sustainable Development and Health Safety Environment (SD & HSE) and Vice President QHSES. Prior to his 11 year tenure with CGG, Mr. Hallows served as Principal OHS Advisor for Santos Limited, an Australian hydrocarbon production company. Mr. Hallows’ international industry experience also includes service as a geophysical and HSE consultant/manager with hydrocarbon exploration companies including Geophysical Consultants Limited in Axminster, UK, and Geosource/Halliburton Geophysical Services.

JoAnn Lippman joined Seitel as our General Counsel, Senior Vice President and Secretary in February 2012, bringing more than 25 years of legal experience to the Company, including 11 years in private practice with the international law firm Haynes & Boone, LLP. Prior to joining Seitel, from 2006 to 2012, Ms. Lippman gained extensive international seismic expertise at CGG where she held a number of key strategic legal roles including her last position as General Counsel, Head of Legal Affairs-North America.

David A. Richard has been President of Seitel Canada Ltd. since July 2009. From June 2008 to July 2009, he was our Senior Vice President responsible for corporate business development activities in both the United States and Canada. Prior to joining us in June 2008, Mr. Richard was co-founder, President and Chief Executive Officer of FX Energy Ltd, a private junior oil and gas company, from 2005 to 2008. He was President and Chief Executive Officer of Kelman Technologies Inc., an oil and gas technology company which performs seismic data processing and data management services, from 1999 to 2005. In addition, Mr. Richard was Chief Executive Officer of IHS Energy Group, a global energy information and software company, from 1996 to 1999. Mr. Richard was a director of Boyd Exploration Consultants Ltd., a seismic interpretation and field operations consulting company, from June 2006 until September 2010, at which time it was sold.

Randall A. Sides has been President of Seitel Data, Ltd. since July 2009. He joined us in July 1996 as Manager of Onshore Operations for Seitel Data, Ltd. In November 2002, he was promoted to Vice President-Onshore Operations for Seitel Data, Ltd. and in January 2005 he was promoted to Senior Vice President-Operations for Seitel Data, Ltd. He was appointed President of Seitel Canada Ltd. in May 2007, where he served until becoming president of Seitel Data, Ltd. Prior to joining Seitel, he was a geophysical analyst with Western Geophysical, Inc. from 1991 to 1996.

Allison A. Bennington has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. She is the General Counsel and a Partner of ValueAct Capital Management, L.P. (“ValueAct Capital Management”), the investment manager of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”). Ms. Bennington is a member of the Advisory Board of Harvard Law School’s Program on Corporate Governance. Prior to joining ValueAct Capital Management in April 2004, Ms. Bennington was the General Counsel of Atriax, Ltd., a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters that was formed to establish a global foreign exchange internet trading market. From January 1999 to May 2000, Ms. Bennington was a Managing Director of Robertson Stephens, a full service investment bank. Previous to joining Robertson Stephens, she was an associate, and then a partner in the London office of Brobeck Hale and Dorr International, where she specialized in cross-border mergers and acquisitions and corporate finance transactions. Ms.

Bennington was with Brobeck Hale and Dorr International from January 1993 to November 1998. Before joining Brobeck Hale and Dorr International, Ms. Bennington was an Associate with Brobeck Phleger and Harrison in San Francisco from 1990 to 1993. Ms. Bennington’s qualifications to serve on our Board include her extensive background in legal, corporate and governance matters.

Ryan M. Birtwell, CFA, has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. He is a Partner at ValueAct Capital Management, having joined in June 2004. Mr. Birtwell has been a director of KAR Auction Services, Inc. since June 2013. He received a B.A. from Middlebury College in 2004 and is a CFA charterholder. Mr. Birtwell’s qualifications to serve on our Board include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

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

Kyle N. Cruz has been one of our directors and one of Holdings’ directors since May 2011. Mr. Cruz joined Centerbridge Partners, L.P. (“Centerbridge Partners”) in 2007 and is a Senior Managing Director. He currently focuses on investments in the Industrials and Energy & Power sectors. Prior to joining Centerbridge Partners, Mr. Cruz was a Vice President at Diamond Castle Holdings (“Diamond Castle”), a private equity firm founded by former senior professionals of DLJMB.  Prior to Diamond Castle, Mr. Cruz had worked as an Associate at DLJMB and J.W. Childs Associates, a Boston-based private equity firm. Mr. Cruz began his career as an Analyst in the Mergers & Acquisitions department of Goldman Sachs. Mr. Cruz serves on the Boards of Directors of Patriot Container Corp., Aquilex Holdings LLC, and Penhall Holding Company. Mr. Cruz’s qualifications to serve on our Board include his experience as a director of other companies, his advisory experience with Centerbridge Partners’ investments as well as his extensive financial services industry experience generally.

Jay H. Golding has been one of our directors since April 2007 and one of Holdings’ directors since May 2011. He was also previously one of our directors from December 2004 until February 2007. Mr. Golding currently serves as President of Port Chester Industries, a privately held merchant banking entity. From 1981 to 1989, he served as either president or chairman and chief executive officer of Hi-Port Industries. Mr. Golding serves on the boards of multiple privately held companies and is a former director of publicly traded companies Sterling Electronics, Data Transmission Network Corp. and Falcon Oil & Gas. Mr. Golding serves on the boards of several non-profit organizations and previously served on the board of the Congregation Beth Israel. Mr. Golding’s qualifications to serve on our Board include his varied experience as a director on the boards of several private companies, his financial literacy and his extensive business experience in the financial industry.

John E. Jackson has been one of our directors since August 2007. Mr. Jackson has also served on the board of Holdings since May 2011. Mr. Jackson is currently President and Chief Executive Officer of Spartan Energy Partners, LP, a gas gathering, treating and processing company. Mr. Jackson was Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc., from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson has been a director of Select Energy Services, a privately owned total water management company for oil and gas companies, since January 2012, RSH Energy, a privately owned engineering, survey and inspection firm since September 2013 and Main Street Capital, a publicly traded specialty investment company since August 2013. He also serves on the board of a non-profit organization. Mr. Jackson’s qualifications to serve on our Board include his many years as an executive and director with companies in the oil and gas industry, his financial literacy and his in-depth knowledge of our business.

Daniel R. Osnoss has been one of our directors and one of Holdings’ directors since May 2011. Mr. Osnoss joined Centerbridge Partners in 2009 and is a Managing Director. He focuses on investments in a variety of industry sectors. Prior to joining Centerbridge Partners, Mr. Osnoss was an Associate at Berkshire Partners LLC (“Berkshire”), a private equity firm from 2005 to 2007. Prior to Berkshire, he was an Investment Banking Analyst in the Leveraged Finance Group at Goldman Sachs from 2003 to 2005. Mr. Osnoss graduated with a B.A. in Economics, summa cum laude, Phi Beta Kappa from Yale College in 2003. He received his M.B.A. with distinction from the Harvard Business School in 2009. Mr. Osnoss serves on the Boards of Directors of Champion Enterprises Holdings, LLC and Focus Financial Partners, L.L.C. and is a former director of Culligan Newco Ltd. Mr. Osnoss’ qualifications to serve on our Board include his extensive experience in the financial services industry, together with his advisory experience with Centerbridge Partners’ investments.

Gregory P. Spivy has been one of our directors since March 2006 and Chairman of the Board since October 2011. Mr. Spivy has also served on the board of Holdings since February 2007. He is a Partner of ValueAct Capital Management, having joined in September 2004. Prior to joining ValueAct Capital Management, Mr. Spivy worked with Gryphon Investors, a private equity fund with $500 million in investments. Previously, Mr. Spivy was a Managing Director at Fremont Partners (“Fremont”), a private equity firm. Prior to joining Fremont, Mr. Spivy was a Director with The Bridgeford Group, and began his career in the mergers and acquisitions department of Lehman Brothers. Mr. Spivy is the former chairman of MSD Performance, Inc. and a former director of KAR Auction Services, Inc., MDS, Inc., MSC Software Corp. and PRA International. Mr. Spivy’s qualifications to serve on our Board include his tenure as a director here, his experience as a director of other public and private corporations, his advisory experience with ValueAct Capital’s portfolio companies as well as his extensive financial services industry experience generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2013.

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

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our stockholders. In 2013, the total compensation program for our executive officers consisted of five primary components:  base salary, annual cash incentive bonuses, equity awards under the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, as amended (the “Holdings 2007 Stock Option Plan”), long-term cash incentive bonuses under the Long-Term Incentive Plan (the “LTIP”) and personal benefits. While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2013 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives. Furthermore, the Committee does not target a specified percentage of compensation as short-term or long-term compensation, or cash or equity-based compensation.

The disclosure that follows relates to the compensation of our Chief Executive Officer, our Chief Financial Officer and our three highest compensated executive officers during 2013 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals throughout the disclosure as our “named executive officers.” This disclosure contains statements regarding certain performance targets and goals we have used or may use to determine appropriate compensation. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management's expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

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

Compensation Elements

As described above, during 2013, the compensation of our named executive officers consisted of five primary elements: base salary, annual cash incentive bonuses, equity awards, long-term cash incentive bonuses and personal benefits. Each of these elements of compensation is described in detail below. 2013 base salaries and bonus opportunities for the named executive officers were determined pursuant to the terms of their employment agreements with the Company.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. During 2013, the base salaries for the named executive officers were determined in accordance with the terms of their employment agreements, which allows for increases by the Board or the Committee when appropriate. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives. During 2013, Ms. Lippman's base salary was increased to $300,000 in order to better align her salary with the Company's other named executive officers. Effective as of January 1, 2014, the base salaries of the named executive officers were increased as follows: Mr. Monson ($668,000 to $688,000); Ms. Kendrick ($319,000 to $329,000); Mr. Callaghan ($497,000 to $512,000); Mr. Hallows ($300,000 to $309,000); and Ms. Lippman ($300,000 to $309,000). These increases were made in recognition of the named executive officers contributions to the Company, as well as to provide a cost-of-living increase to the named executive officers.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer's bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn the “maximum bonus.” The percentages of base salary payable to each named executive officer with respect to 2013 performance under the “threshold bonus,” the “target bonus” and the “maximum bonus” are set forth in the table below.

	Threshold	Target	Maximum
Name	Bonus %	Bonus %	Bonus %
Mr. Monson	0%	100%	158%
Ms. Kendrick	0%	70%	110%
Mr. Callaghan	0%	80%	120%
Mr. Hallows	0%	50%	90%
Ms. Lippman	0%	50%	90%

For 2013, the Committee determined that the annual bonus for the named executive officers would be based on Cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Measures, Cash EBITDA” in our Annual Report on Form 10-K for the year ended December 31, 2013 before consideration of 2013 bonus expense (“Cash EBITDA before bonus”). The Committee determined that Cash EBITDA before bonus was an appropriate performance goal because it reflects the level of cash generated by the Company available for debt service and growing the business.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for the performance goal. Where the level achieved under the performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation (specifically, if performance exceeds target but is less than maximum, the bonus equals the target bonus, plus the product of (x) the difference between the maximum bonus and the target bonus and (y) a fraction, the numerator of which equals the excess of actual performance over target performance and the denominator of which equals the excess of the maximum performance goal over the target performance goal). No bonuses are payable with respect to a performance goal if the level of performance attained is below the threshold level. The chart below contains the threshold, target and maximum performance goals established by the Committee for 2013 under our annual incentive plan (in thousands):

Performance Measure	Threshold	Target	Maximum
Cash EBITDA before bonus	$114,000	$127,000	$140,000

During 2013, the Company achieved Cash EBITDA before bonus of $75.4 million. Accordingly, each of the named executive officers were not eligible to receive the 2013 bonuses.

While the Company did not pay bonuses to our named executive officers pursuant to our annual incentive plan, a discretionary bonus was paid to Mr. Hallows and Ms. Lippman equal to 3% of their base salary earned in 2013 (or $6,410 and $8,380, respectively). Neither of these named executive officers were participants in the Company’s long-term incentive plan due to their employment with the Company beginning after the 2010 and 2011 plans were established. Therefore, they did not receive a payout under the 2011 LTIP in 2014 as the other named executive officers did. As a result, a small discretionary bonus was paid to Mr. Hallows and Ms. Lippman to reward them for their contributions to the Company.

Equity-Based Compensation

Holdings, our parent company, maintains the Holdings 2007 Stock Option Plan, the Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Units Plan (the “Holdings Restricted Stock Plan”) and the Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan (the “Holdings 2012 Stock Option Plan”). Pursuant to the terms of these plans, our key employees and non-employee directors are eligible to receive awards of stock options, restricted stock and restricted stock units. In April 2013, Mr. Hallows was granted 3,000 options under the Holdings 2007 Stock Option Plan which vest 25% on each anniversary date. Also in April 2013, Ms. Lippman was granted 1,000 options under the Holdings 2007 Stock Option Plan in which 25% vested immediately and the remaining options will vest 25% on February 1 in years 2014, 2015 and 2016. The Company did not utilize the other two equity plans during the 2013 year, but certain named executive officers do have outstanding equity awards under each of these two plans.

See “Grants of Plan-Based Awards Table” below for more on the stock options granted under the Holdings 2007 Stock Option Plan in the 2013 year.

Long-Term Incentive Bonuses

In 2011, we adopted the Long-Term Incentive Plan. Under the LTIP, our named executive officers at the time of adoption of the LTIP, as well as other participants, were eligible to receive additional cash bonuses from a bonus pool based on the Company's achievement of target levels of Cash EBITDA before bonuses related to the LTIP less net cash capital expenditures (“Fiscal Year Net Cash”) over a three year period. Although the LTIP was formally adopted in 2011, the LTIP and the applicable targets under the LTIP for the 2010 fiscal year were selected in 2010 prior to the formalization of the LTIP; therefore, the first three-year period for the LTIP ran from 2010 to 2012. In 2012, the Board suspended new awards under the LTIP because 2012 long-term compensation was granted to certain of the named executive officers under the Holdings 2012 Stock Option Plan. However, the LTIP awards granted in 2010 and 2011 remained in place, with payouts for the 2010 - 2012 performance period being made in January 2013, and payouts for the 2011 - 2013 performance period being made in January 2014.

The bonus pool for each three-year bonus period under the LTIP equals 15% of the difference between the Company's actual Fiscal Year Net Cash for the first year of the bonus period and the target Fiscal Year Net Cash for such year. Each participant's bonus under the LTIP for a three-year bonus period equals the product of (x) the total bonus pool for such bonus period and (y) the ratio of the participant's target bonus under our annual cash incentive plan for the first fiscal year of the bonus period to the aggregate target bonuses of all participants under our annual cash incentive plan for the first fiscal year of the bonus period, provided that each participant's bonus for the three-year bonus period is limited to his or her target bonus under our annual cash incentive plan for the first fiscal year of the bonus period.

One-third of the bonus, if any, determined as provided above for a three-year bonus period is earned immediately upon completion of the first year of the bonus period, one-third of such bonus is earned if the cumulative Fiscal Year Net Cash after the first two years of the bonus period equals or exceeds the cumulative target Fiscal Year Net Cash for such two-year period and one-third of such bonus is earned if the cumulative Fiscal Year Net Cash during the entire bonus period equals or exceeds the cumulative target Fiscal Year Net Cash for the entire bonus period. If the cumulative Fiscal Year Net Cash after two or three years does not equal or exceed target cumulative Fiscal Year Net Cash for years two or three of the bonus period, respectively, then the portion of the bonus scheduled to be earned for such period will be forfeited. Bonuses earned under the LTIP will be paid within 60 days following the end of the three-year bonus period, provided that the participant remains employed on such date. If a participant in the LTIP is not employed on such date for any reason, the bonus applicable to such individual will be forfeited.

The year one Fiscal Year Net Cash target under the LTIP for the three-year bonus period commencing in 2011 (the “2011 Plan Year”) was $32,640,000. The Company's 2011 actual results exceeded the goal resulting in a bonus pool for eligible participants for the 2011 Plan Year of approximately $1,796,000. One-third of the bonus pool, or approximately $599,000, was earned in 2011 and was paid in January 2014. Because the Company's cumulative actual Fiscal Year Net Cash for 2011 - 2012 was less than the pre-established cumulative target Fiscal Year Net Cash for 2011 - 2012, one-third of the bonus pool for the 2011 Plan Year, or approximately $599,000, was forfeited in 2012. The remaining one-third of the 2011 Plan Year bonus pool, or approximately $599,000, was forfeited in 2013 because the Company's cumulative actual Fiscal Year Net Cash for 2011 - 2013 was less than the pre-established cumulative target Fiscal Year Net Cash for 2011 - 2013.

For each named executive officer who was a participant in the LTIP, his or her share of the 2011 Plan Year bonus pool, as well as the portion of such share (i) earned in 2011, (ii) forfeited during 2012 and (iii) forfeited in 2013, is as follows:

Name	Share of 2011 Plan Year Bonus Pool	Bonus Earned in 2011	Forfeited Bonus in 2012	Forfeited Bonus in 2013
Mr. Monson	$500,796	$166,932	$166,932	$166,932
Ms. Kendrick	166,932	55,644	55,644	55,644
Mr. Callaghan	260,412	86,804	86,804	86,804

Mr. Hallows and Ms. Lippman were not employed with the Company at the time of the 2011 Plan Year grants and therefore were not participants in such plan.

Other Benefits

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada.

Named executive officers were provided with company-paid life and supplemental disability insurance during the 2013 year.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2013, are included in the Summary Compensation Table below.

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

In addition, if applicable, each of our named executive officers is entitled to receive payment of his or her vested restricted stock units in the event of disability or any termination of employment, and is entitled to receive accelerated vesting of his or her unvested stock options other than those granted under the Holdings 2012 Stock Option Plan (those stock options not granted under the Holdings 2012 Stock Option Plan, the “Non-2012 Stock Option Plan Options”) in the event of certain terminations of employment. For more on these arrangements, see “Potential Payments upon Termination of Employment or Change in Control” below.

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

Gregory P. Spivy
Kyle N. Cruz

Summary Compensation Table

The following table reflects amounts earned by our named executive officers for the 2013, 2012 and 2011 fiscal years, as applicable to each executive's service with the Company.

						Non-Equity
						Incentive
						Plan	All Other
Name and					Option	Compen-	Compen-
Principal Position	Year	Salary ($)	Bonus ($)		Awards ($) (1)	sation ($) (2)	sation ($) (3)	Total ($)
Robert D. Monson, President and Chief Executive Officer	2013	667,965	—		—	—	17,252	685,217
	2012	648,900	—		849,150	297,663	12,282	1,807,995
	2011	630,000	—		—	1,142,219	12,032	1,784,251

Marcia H. Kendrick, Chief Financial Officer and Executive Vice President	2013	318,986	—		—	—	15,653	334,639
	2012	309,000	—		424,575	99,221	11,802	844,598
	2011	297,083	75,000	(4)	—	375,894	11,552	759,529

Kevin P. Callaghan, Chief Operating Officer and Executive Vice President	2013	496,998	—		—	—	15,064	512,062
	2012	482,040	—		641,556	176,897	12,834	1,313,327
	2011	468,000	—		—	591,300	12,032	1,071,332

Stephen G. Hallows, HSSE & SD Senior Vice President (5)	2013	213,654	6,410	(6)	343,680	—	13,963	577,707

JoAnn Lippman, General Counsel and Senior Vice President (5)	2013	279,346	8,380	(6)	109,560	—	16,415	413,701

(1)
These amounts represent the grant date fair value of stock options granted by Holdings, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value of the options that vest only upon continued service were estimated using the Black-Scholes option pricing model. The grant date fair value of the portion of the options containing both a market and a service condition were valued using the Monte Carlo simulation method. For a discussion of valuation assumptions, see “Note H - Stock-Based Compensation” in the Notes to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.  The amounts disclosed in 2012 in the “Option Awards” column assume the maximum achievement of the performance goals under the 2012 stock options.

(2)
Includes for 2013, 2012 and 2011, the performance-based cash bonus earned pursuant to the annual incentive plan. The threshold level of performance was not achieved in 2013; therefore, no bonuses were paid to our named executive officers pursuant to the annual incentive plan with respect to 2013. Also includes for 2011, the long-term incentive bonuses earned under the LTIP in 2011. Under the LTIP, no portion of the bonus for the 2010 - 2012 bonus period was earned in 2011 or 2012 and no portion of the bonus for the 2011 - 2013 bonus period was earned in 2012 or 2013.

(3)
See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of personal benefits in the Compensation Discussion and Analysis section above for an explanation of these benefits.

(4)
Ms. Kendrick received a $75,000 discretionary cash bonus related to the successful completion of the May 2011 minority equity investment in Seitel by Centerbridge Capital Partners II, L.P. and Centerbridge Capital Partners SBS II, L.P. (together with Centerbridge Capital Partners II, L.P. “Centerbridge”).

(5)	This is the first year that Mr. Hallows and Ms. Lippman were named executive officers of the Company and information for prior years is not required to be presented.

(6)	As described in the Compensation Discussion and Analysis above, Mr. Hallows and Ms. Lippman received discretionary cash bonuses equivalent to 3% of their base salaries in 2013.

Details of All Other Compensation

	Life Insurance	Supplemental	401(k) Matching
Name	Premiums (1)	Disability Premiums (2)	Contributions
Robert D. Monson	$2,322	$3,430	$11,500
Marcia H. Kendrick	1,242	2,911	11,500
Kevin P. Callaghan	3,564	—	11,500
Stephen G. Hallows	1,645	818	11,500
JoAnn Lippman	3,564	1,351	11,500

(1)
Effective March 1, 2013, the named executive officers were entitled to life insurance coverage which, when combined with the $50,000 of minimum coverage the Company provided to all U.S. employees, totaled $500,000. Accordingly, they had $450,000 in supplemental life insurance protection. Prior to this increase in coverage, the named executive officers received $200,000 in supplemental life insurance protection.

(2)
Effective April 1, 2013, employees with an annual income in excess of $270,000 were eligible to apply for supplemental individual disability insurance. If approved for such coverage by the insurance provider, the Company pays the employees' premiums associated with this benefit.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2013 under the annual incentive plan and summarizes the grants of stock options during 2013 to certain named executive officers under the Holdings 2007 Stock Option Plan.

					All Other		Grant
					Option		Date
					Awards;	Exercise	Fair
		Estimated Future Payouts			Number of	or Base	Value
		Under Non-Equity Incentive			Securities	Price of	of Stock
		Plan Awards (1)			Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($) (2)	($) (2)	$ (2)	(#)	($/Sh)	($)
Robert D. Monson		$—	$668,000	$1,055,440
Marcia H. Kendrick		—	223,300	350,900
Kevin P. Callaghan		—	397,600	596,400
Stephen G. Hallows		—	106,827	192,289
	4/15/2013				3,000	258.37	343,860
JoAnn Lippman		—	139,673	251,411
	4/1/2013				1,000	258.37	109,560

(1)	The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of potential payouts.

(2)
Represents the range of payouts under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis.” Due to the fact that the Company did not exceed the threshold level for Cash EBITDA, none of the named executive officers earned a bonus under the plan for 2013.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2013 for each of the named executive officers.

				Equity
				Incentive Plan
				Awards:
	Number	Number		Number
	of Securities	of Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unearned		Option	Option
	Options	Options		Unexercised		Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable		Options (#)		Price ($)	Date
Robert D. Monson	32,787	—				193.13	02/15/2017
	600	2,400	(1)	6,000	(2)	258.37	05/01/2022
Marcia H. Kendrick	4,372	—				193.13	02/15/2017
	3,937	1,313	(3)			193.13	05/03/2020
	300	1,200	(1)	3,000	(2)	258.37	05/01/2022
Kevin P. Callaghan	10,929	—				193.13	02/15/2017
	453	1,813	(1)	4,534	(2)	258.37	05/01/2022
Stephen Hallows	—	3,000	(4)			258.37	04/15/2023
JoAnn Lippman	500	1,500	(5)			258.37	02/01/2022
	166	667	(1)	1,667	(2)	258.37	05/01/2022
	250	750	(5)			258.37	04/01/2023

(1)	The unexercisable options will vest and become exercisable in four equal increments on May 1, 2014; May 1, 2015; May 1, 2016 and May 1, 2017.

(2)
One-half of these options vest based on achieving the first level of shareholder return on investment (the “First Level Portion”) and one-half of these options vest based on achieving the second level of shareholder return on investment (the “Second Level Portion”). The First Level Portion will become vested based on ValueAct Capital and certain of its affiliates and Centerbridge Partners and certain of its affiliates realizing both (x) a 2x cash on cash (or equivalent) return on their investment in securities in Holdings (based on the value of such investment as of, and future investments made after, May 23, 2011) and (y) an internal rate of return with respect to their securities in Holdings since May 23, 2011 of at least 15%. If only one of ValueAct Capital and its affiliates or Centerbridge Partners and its affiliates achieves their cash on cash and internal rate of return goals, then the First Level Portion will vest in a percentage equal to the ownership interest of the applicable investor as of May 23, 2011. The Second Level Portion vests in the same manner as the First Level Portion, except that the cash on cash and internal rate of return goals are 2.5x and 20%, respectively.

As a condition to vesting with respect to the First Level Portion and the Second Level Portion, continued employment is required on the date on which the vesting determination is made (which is generally any date on which there is an inflow or outflow of cash in respect of securities held by ValueAct Capital and certain of its affiliates or Centerbridge Partners and certain of its affiliates). However, if the optionholder's employment is terminated without cause, then a specified percentage of both the First Level Portion and the Second Level Portion will remain outstanding for six months following such termination and will be eligible to vest as if no termination of employment had occurred.

(3)	The unexercisable options will vest and become exercisable on May 3, 2014.

(4)	The unexercisable options will vest and become exercisable in four equal increments on April 15, 2014; April 15, 2015; April 15, 2016 and April 15, 2017.

(5)	The unexercisable options will vest and become exercisable in three equal increments on February 1, 2014; February 1, 2015 and February 1, 2016.

Non-Qualified Deferred Compensation

	Aggregate	Aggregate
	Earnings in Last	Balance at Last
Name	Fiscal Year (1)	Fiscal Year End (1), (2)
Robert D. Monson	$(16,850)	$148,248
Marcia H. Kendrick	(4,219)	37,120
Kevin P. Callaghan	(9,071)	79,808

(1)	The amounts above are not based upon a traded share price because the Company does not have publicly held equity. The amounts are based upon a share price calculated using an internal valuation model.

(2)
The following portion of the amounts described in the “Aggregate Balance at Last Fiscal Year End” column were reported in our Summary Compensation Table (2008) for the named executive officers: Mr. Monson - $164,862; Ms. Kendrick - $41,280; and Mr. Callaghan - $88,752.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan except for Mr. Hallows and Ms. Lippman whose employment with the Company began after the restricted stock units issuance. The value of those restricted stock units as of December 31, 2013 is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment for any reason, death, disability or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2013, Messrs. Monson and Callaghan and Ms. Kendrick were credited with 639, 344 and 160 restricted stock units, respectively.

For purposes of the restricted stock units, a “change in control” generally means (i) the acquisition by any person or group of more than 50% of the voting power of Holdings, (ii) a sale of more than 40% of Holdings’ assets during any period of 12 consecutive months or (iii) a change in the composition of a majority of the Board during any period of 12 consecutive months. “Disability” generally means a grantee is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months or is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering the Company's employees.

Potential Payments upon Termination of Employment or Change in Control

In 2007, we entered into employment agreements with Messrs. Monson and Callaghan. In February 2012, we entered into an employment agreement with Ms. Kendrick. Ms. Lippman and Mr. Hallows signed employment agreements when they began their employment with Seitel in February 2012 and April 2013, respectively. These employment agreements provide for certain payments upon termination of employment as described below. In addition, if applicable, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, death, disability or a change in control, and is entitled to receive accelerated vesting of his or her Non-2012 Stock Option Plan Options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, death, disability or change in control, in any case, on December 31, 2013, is set forth in the “Aggregate Balance at Last Fiscal Year End” column in the Non-Qualified Deferred Compensation Table above.

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

Upon a termination without cause or a resignation by Mr. Monson with or without good reason following a change in control, Mr. Monson would be entitled to receive three times his base salary and target bonus payable in a lump sum, all of his Non-2012 Stock Option Plan Options would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination without cause, or resignation by Mr. Monson for good reason prior to a change in control, he would receive two times his base salary plus target bonus payable in a lump sum, all of his Non-2012 Stock Option Plan Options would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Monson’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his unvested Non-2012 Stock Option Plan Options would vest in full. Upon a termination of Mr. Monson’s employment for death, all of his unvested Non-2012 Stock Option Plan Options would vest in full. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Monson is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Upon a termination without cause prior to or following a change in control or a resignation by Ms. Kendrick with good reason following a change in control, Ms. Kendrick would be entitled to receive one times her base salary payable in a lump sum and all of her Non-2012 Stock Option Plan Options would immediately vest. Upon a resignation by Ms. Kendrick for good reason prior to a change in control, she would receive one times her base salary payable in a lump sum. Upon a termination of Ms. Kendrick’s employment due to death, all of her Non-2012 Stock Option Plan Options would immediately vest. Upon a termination of Ms. Kendrick’s employment for disability, she would be entitled to receive her base salary through the earlier of the end of the term of her employment agreement or one year, reduced by disability insurance payments, if any, received by her, and all of her Non-2012 Stock Option Plan Options would immediately vest. In addition, Ms. Kendrick is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by her. Receipt of severance benefits is contingent upon the execution of a release of claims. Ms. Kendrick is also subject to non-competition and non-solicitation covenants for one year after termination.

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

Upon a termination without cause or a resignation by Mr. Callaghan for good reason before a change in control and upon a termination without cause or a resignation by Mr. Callaghan with or without good reason following a change in control, Mr. Callaghan would be entitled to receive two times his base salary payable in a lump sum, all of his Non-2012 Stock Option Plan Options would immediately vest and he and his eligible dependents would continue to participate in group medical and dental plans for twelve months. Upon a termination of Mr. Callaghan’s employment for disability, he would be entitled to receive his base salary and annual bonus through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his unvested Non-2012 Stock Option Plan Options would vest in full. Upon a termination of Mr. Callaghan’s employment for death, all of his unvested Non-2012 Stock Option Plan Options would vest in full. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Callaghan is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meanings in Mr. Callaghan’s employment agreement as they do in Mr. Monson’s employment agreement, as described above.

Stephen G. Hallows

On April 1, 2013, the Company entered into an employment agreement with Mr. Hallows that was immediately effective. The agreement provides for Mr. Hallows to serve as HSSE & SD Senior Vice President beginning April 15, 2013 (“start date”) for an initial term of two years from his start date with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $300,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 90% of his base salary under the Company’s annual incentive plan.

Upon a termination without cause prior to or following a change in control or a resignation by Mr. Hallows with good reason following a change in control, Mr. Hallows would be entitled to receive one times his base salary payable in a lump sum and all of his Non-2012 Stock Option Plan Options would immediately vest. Upon a resignation by Mr. Hallows for good reason prior to a change in control, he would receive one times his base salary payable in a lump sum. Upon a termination of Mr. Hallows’ employment due to death, all of his Non-2012 Stock Option Plan Options would immediately vest. Upon a termination of Mr. Hallows’ employment for disability, he would be entitled to receive his base salary through the earlier of the end of the term of his employment agreement or one year, reduced by disability insurance payments, if any, received by him, and all of his Non-2012 Stock Option Plan Options would immediately vest. In addition, Mr. Hallows is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by him. Receipt of severance benefits is contingent upon the execution of a release of claims. Mr. Hallows is also subject to non-competition and non-solicitation covenants for one year after termination.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meaning in Mr. Hallows’ employment agreement as they do in Ms. Kendrick’s employment agreement, as described above.

JoAnn Lippman

On February 1, 2012, the Company entered into an employment agreement with Ms. Lippman that was immediately effective. The agreement provides for Ms. Lippman to serve as General Counsel, Senior Vice President and Secretary for an initial term of two years. The agreement provides an initial annual base salary of $260,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 90% of her base salary under the Company’s annual incentive plan.

Upon a termination without cause prior to or following a change in control or a resignation by Ms. Lippman with good reason following a change in control, Ms. Lippman would be entitled to receive one times her base salary payable in a lump sum and all of her Non-2012 Stock Option Plan Options would immediately vest. Upon a resignation by Ms. Lippman for good reason prior to a change in control, she would receive one times her base salary payable in a lump sum. Upon a termination of Ms. Lippman’s employment due to death, all of her Non-2012 Stock Option Plan Options would immediately vest. Upon a termination of Ms. Lippman’s employment for disability, she would be entitled to receive her base salary through the earlier of the end of the term of her employment agreement or one year, reduced by disability insurance payments, if any, received by her, and all of her Non-2012 Stock Option Plan Options would immediately vest. In addition, Ms. Lippman is entitled to a pro-rata bonus for the year of termination in the event of any termination of employment described in this paragraph; provided that in the case of termination due to disability, such bonus will not be prorated but will be reduced by disability insurance payments, if any, received by her. Receipt of severance benefits is contingent upon the execution of a release of claims.

The terms “cause,” “change in control,” “disability” and “good reason” generally have the same meaning in Ms. Lippman’s employment agreement as they do in Ms. Kendrick’s employment agreement, as described above.

The following table sets forth the estimated cash and in-kind payments and benefits to which the named executive officers would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2013. Such table also includes the estimated value that each named executive officer would receive upon the vesting of his or her unvested Non-2012 Stock Option Plan Options, if any, upon a termination of employment or change in control as of December 31, 2013. Actual payments and benefits that each named executive officer could receive in any given situation cannot be known with any certainty until the termination event or change in control event were to occur.

				Supplemental
			Medical	Life
			and Dental	Insurance	280G
Mr. Monson	Severance		Benefits (1)	Benefits (2)	Gross-Up	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,672,000		$6,549	$—	$—	$2,678,549
Termination without Cause or with or without Good Reason, in either case, following a Change in Control	4,008,000		6,549	—	1,507,247	5,521,796
Death	—		—	450,000	—	450,000
Disability	83,500	(3)	—	—	—	83,500
Change in Control	—		—	—	—	—

					Supplemental
	Pro-Rata			Value of	Life
	Termination			Accelerated	Insurance
Ms. Kendrick	Bonus (4)	Severance		Options (5)	Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$—	$319,000		$51,036	$—	$370,036
Termination with Good Reason, prior to a Change in Control	—	319,000		—	—	319,000
Death	—	—		51,036	450,000	501,036
Disability	—	39,875	(3)	51,036	—	90,911
Change in Control	—	—		51,036	—	51,036

				Supplemental
			Medical	Life
			and Dental	Insurance
Mr. Callaghan	Severance		Benefits (1)	Benefits (2)	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control; termination without Cause or with or without Good Reason, in either case, following a Change in Control	$994,000		$12,782	$—	$1,006,782
Death	—		—	450,000	450,000
Disability	62,125	(3)	—	—	62,125
Change in Control	—		—	—	—

					Supplemental
	Pro-Rata			Value of	Life
	Termination			Accelerated	Insurance
Mr. Hallows	Bonus (4)	Severance		Options (5)	Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$—	$300,000		$—	$—	$300,000
Termination with Good Reason, prior to a Change in Control	—	300,000		—	—	300,000
Death	—	—		—	450,000	450,000
Disability	—	300,000	(3)	—	—	300,000
Change in Control	—	—		—	—	—

					Supplemental
	Pro-Rata			Value of	Life
	Termination			Accelerated	Insurance
Ms. Lippman	Bonus (4)	Severance		Options (5)	Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$—	$300,000		$—	$—	$300,000
Termination with Good Reason, prior to a Change in Control	—	300,000		—	—	300,000
Death	—	—		—	450,000	450,000
Disability	—	25,000	(3)	—	—	25,000
Change in Control	—	—		—	—	—

(1)
For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company's cost of the coverage elected by the named executive officer as of December 31, 2013, less the employee's required contribution for such coverage.

(2)	Represents supplemental life insurance benefits not made available to all U.S. employees.

(3)
Represents (x) continued base salary and annual bonus (based on 2013 actual cash bonus) through the end of the term of the employment agreements for Messrs. Monson and Callaghan (February 14, 2014); Ms. Kendrick (February 15, 2014) and Ms. Lippman (February 1, 2014) and (y) one year for Mr. Hallows. The actual amount to be paid would be reduced by disability insurance payments, if any.

(4)
Represents the named executive officers' earned 2013 bonus under our annual incentive bonus plan. Due to the fact that the threshold level of performance was not achieved in 2013, the bonus amounts reflected in the tables above equal zero as of December 31, 2013.

(5)
Represents the estimated spread on the named executive officers' Non-2012 Stock Option Plan Options as of December 31, 2013. The Company used an internal valuation model to calculate the market price of its stock as of December 31, 2013. These amounts were zero for Mr. Hallows and Ms. Lippman due to the fact that the strike price of their unvested Non-2012 Stock Option Plan Options exceeded the estimated market price.

Director Compensation

The Company may use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. The Company sets director compensation at a level that reflects the amount of time and skill required of directors in performing their duties to the Company and to its stockholders. Directors typically are granted stock options when they join the Board and may receive additional grants if their role on the Board is expanded or increased. Directors who are employees receive no additional compensation for serving on the Board. Additionally, ValueAct Capital and Centerbridge representatives receive no additional compensation for serving on the Board.

Except as provided above, non-employee members of the Board receive an annual cash retainer of $75,000 per year. The annual cash retainer is paid quarterly in arrears. No additional compensation is paid for serving as a chair or on any additional committees, or for attending Board or committee meetings.

Director Compensation Table

In 2013, we provided the following compensation to directors who were not employees:

	Fees Earned
Name	or Paid in Cash	Total
Allison A. Bennington	$—	$—
Ryan M. Birtwell	—	—
Dalton J. Boutte	75,000	75,000
Kyle N. Cruz	—	—
Jay H. Golding	75,000	75,000
John E. Jackson	75,000	75,000
Daniel R. Osnoss	—	—
Gregory P. Spivy	—	—

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings' equity compensation plans as of December 31, 2013.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in first column) (1)
Equity compensation plans approved by security holders	131,108	$218.38	34,023
Equity compensation plans not approved by security holders	—	—	—
Total	131,108	$218.38	34,023

(1)
Of these securities, 5,859 could be issued as stock options under the Holdings 2007 Stock Option Plan, 5,505 could be issued as stock options under the Holdings 2012 Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

Equity compensation plans approved by Holdings’ stockholders include the Holdings 2007 Stock Option Plan, the Holdings 2012 Stock Option Plan and the Holdings Restricted Stock Plan. During 2013, we granted 4,000 non-qualified stock options under the Holdings 2007 Stock Option Plan with an exercise price of $258.37 per share. 1,000 options were granted on April 1, 2013, with 25 percent vesting immediately upon grant date and 25 percent vesting on February 1 in years 2014, 2015 and 2016 provided continued service. 3,000 options were granted on April 15, 2013 and these options vest 25 percent on each anniversary of the grant date for four years provided continued service. The options will expire ten years from their grant dates.

The securities issued in the transactions described above were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) or Rule 701 of the Securities Act as transactions by an issuer not involving a public offering, or transactions pursuant to compensatory benefit plans and contracts relating to compensation. The employees received the securities described above in exchange for the performance of services by them for us.

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, Centerbridge, our management investors, our outside directors and certain former management investors and directors. The following table sets forth certain information regarding the beneficial ownership as of March 24, 2014 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	—	995,430	67.1%
Centerbridge Capital Partners, L.P.	483,803	(4)	—	483,803	32.6%

Named Executive Officers and Directors:
Robert D. Monson	1,115		33,987	35,102	2.3%
Kevin P. Callaghan	672		11,835	12,507	*
Marcia H. Kendrick	184		10,222	10,406	*
Jay H. Golding	641	(5)	4,611	5,252	*
JoAnn Lippman	—		1,832	1,832	*
John E. Jackson	513		641	1,154	*
Stephen G. Hallows	—		750	750	*
Dalton J. Boutte	193		400	593	*
Allison A. Bennington	—		—	—	-
Ryan M. Birtwell	—		—	—	-
Kyle N. Cruz	—		—	—	-
Daniel R. Osnoss	—		—	—	-
Gregory P. Spivy	—		—	—	-
All executive officers and directors as a group (15 persons)	3,494		73,129	76,623	4.92%	(6)

*	Indicates less than 1%.

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of March 24, 2014.

(2)	Based on 1,484,154 outstanding shares of Holdings as of March 24, 2014.

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

(6)	Includes options to purchase an aggregate of 73,129 shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2014.

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

The Securities Holders Agreement designates the initial members of the Holdings Board and provides that (A) while ValueAct Capital’s ownership percentage in Holdings is greater than or equal to (i) 50%, ValueAct Capital is entitled to designate five members of the Holdings Board (one of whom shall be the chairman of the Holdings Board and two of whom shall be individuals not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (ii) 40% but less than 50%, ValueAct Capital is entitled to designate four members of the Holdings Board (two of whom shall be individuals not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (iii) 25% but less than 40%, ValueAct Capital is entitled to designate three members of the Holdings Board (one of whom shall be an individual not employed by or affiliated with ValueAct Capital or its affiliates or Holdings); (iv) 10% but less than 25%, ValueAct Capital shall be entitled to designate two members of the Holdings Board; and (v) 5% but less than 10%, ValueAct Capital shall be entitled to designate one member of the Holdings Board; (B) while Centerbridge’s ownership percentage in Holdings is greater than or equal to (i) 25%, Centerbridge is entitled to designate three members of the Holdings Board (one of whom shall be an individual not employed by or affiliated with Centerbridge or its affiliates or Holdings), provided that for so long as Centerbridge has not transferred any shares, Centerbridge shall be entitled to elect three members of the Holdings Board and clauses (ii) and (iii) of this clause (B) shall not apply; (ii) 10% but less than 25%, Centerbridge is entitled to designate two members of the Holdings Board; (iii) 5% but less than 10%, Centerbridge is entitled to designate one member of Holdings Board; and (C) the management investors as a group are entitled to designate two members of the Holdings Board, one of whom shall be the Chief Executive Officer of Holdings. The Securities Holders Agreement provides that each stockholder agrees that it will not vote any of its stock in favor of the removal of any member of the Holdings Board as designated above unless the stockholder entitled to designate such member of Holdings Board shall have consented to such removal in writing. The Securities Holders Agreement also provides that the Company's Board shall consist of directors designated by the stockholders in proportion to their right to designate members of Holdings Board. No stockholder shall consent in writing or vote or cause to be voted any shares of Holdings common stock currently or in the future owned or controlled by it in favor of any amendment, repeal, modification, alteration or rescission of, or the adoption of any provision in the certificate of incorporation or bylaws of Holdings inconsistent with certain provisions of the Securities Holders Agreement unless the Holdings Board (including at least one member of the Holdings Board designated by Centerbridge) consents in writing thereto.

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

Advisory Agreement

In connection with the Minority Interest purchase, ValueAct Capital Management, Centerbridge Advisors, II, L.L.C. (“Centerbridge Advisors”), the Company and Holdings entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated May 23, 2011, pursuant to which ValueAct Capital Management and Centerbridge Advisors may provide financial, advisory and consulting services to the Company. There are no minimum levels of service required to be provided pursuant to the Advisory Agreement. The services that may be provided include executive and management services, support and analysis of financing alternatives and assistance with various finance functions. In exchange for these services, Holdings, ValueAct Capital Management and Centerbridge Advisors will be reimbursed for all of their reasonable out-of-pocket expenses. None of Holdings, ValueAct Capital Management or Centerbridge Advisors are liable for any losses, liabilities or damages under the Advisory Agreement unless resulting from their gross negligence, willful misconduct or bad faith. The Advisory Agreement has an initial term of ten years and automatically renews for successive one-year terms, subject to termination by ValueAct Capital Management or Centerbridge Advisors upon written notice 90 days prior to the expiration of the initial term or any extension thereof, in which case the Advisory Agreement shall terminate with respect to such requesting party only. The Advisory Agreement shall automatically terminate in its entirety upon the consummation of an initial public offering of Holdings and as to either ValueAct Capital Management or Centerbridge Advisors if such party’s ownership percentage in Holdings is less than 5%. The Advisory Agreement includes customary indemnification provisions in favor of ValueAct Capital Management and Centerbridge Advisors.

Employment Agreements

For a description of the terms of our employment agreements with Messrs. Monson, Callaghan and Hallows and Mss. Kendrick and Lippman, see “Item 11. Executive Compensation – Potential Payments upon Termination of Employment or Change in Control.”

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. We receive payments on the outstanding balance only when Holdings receives cash from stock issuances. In 2013, 2012 and 2011, we made payments of approximately $256,000, $13,000 and $755,000, respectively on behalf of Holdings. We received $50,000 from Holdings in 2011 which was applied toward the outstanding balance. The balance due from Holdings as of December 31, 2013 and 2012 was $1.1 million and $0.9 million, respectively.

We received $76,000, $552,000 and $67,000 in 2013, 2012 and2011, respectively, in cash dividends from Wandoo. In 2011, we received $335,000 for a licensing agreement with Texoz E&P, Inc., a wholly-owned subsidiary of Texon Petroleum Ltd. (“Texon”). Texon was formed in 2006 as a spinoff from Wandoo. We received shares and stock options in Texon in connection with its formation. During 2011 and 2012, we sold all of our Texon shares and stock options that had a strike price below market price prior to their expiration.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2013 and 2012, all of which were preapproved by the Audit Committee in compliance with its policy.

	2013	2012
Audit Fees (1)	$367,798	$351,614
Audit-Related Fees (2)	46,885	905
Tax Fees	—	—
All Other Fees	—	—
Total	$414,683	$352,519

(1)
Includes fees billed for professional services rendered for (i) the audit of our consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

(2)	Includes fees billed for professional services rendered in connection with registration statements, debt offerings and debt restructurings.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report.

(1)	Exhibits:

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

10.22	†	First Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated June 2, 2009.
10.23	†	Second Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 25, 2010.
10.24	†
Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.25	†	First Amendment to Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated June 2, 2009.
10.26	†	Second Amendment to Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 25, 2010.
10.27	†
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

10.32	†
Employment Agreement between Seitel, Inc. and Stephen Graham Hallows, dated April 1, 2013
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on April 4, 2013).

12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of Seitel, Inc.
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	March 27, 2014