Form 10-Q
period 2014-03-31
SEITEL INC
filed 2014-05-13
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒
(Explanatory Note: The registrant is a voluntary filer and is therefore not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934 during such timeframe.)

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
Yes  ☐    No  ☒
As of May 8, 2014, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$33,146	$31,353
Receivables
Trade, net of allowance for doubtful accounts of $444 and $332, respectively	42,390	34,616
Notes and other, net of allowance for doubtful accounts of $351 and $688, respectively	1,832	1,932
Due from Seitel Holdings, Inc.	1,133	1,130
Income tax refund	7,161	7,441
Seismic data library, net of accumulated amortization of $1,009,959 and $984,536, respectively	180,438	195,778
Property and equipment, net of accumulated depreciation and amortization of $14,558 and $14,432, respectively	4,244	4,611
Prepaid expenses, deferred charges and other	9,833	9,844
Intangible assets, net of accumulated amortization of $39,346 and $38,739, respectively	13,382	14,762
Goodwill	197,991	201,535
Deferred income taxes	91,033	92,511
TOTAL ASSETS	$582,583	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$38,159	$37,777
Income taxes payable	2,106	787
Senior Notes	250,000	250,000
Obligations under capital leases	2,516	2,676
Deferred revenue	31,909	41,739
Deferred income taxes	6,398	7,578
TOTAL LIABILITIES	331,088	340,557
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	399,819	399,641
Retained deficit	(156,562)	(158,454)
Accumulated other comprehensive income	8,238	13,769
TOTAL STOCKHOLDER’S EQUITY	251,495	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$582,583	$595,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
REVENUE	$57,053	$51,351
EXPENSES:
Depreciation and amortization	37,858	29,338
Cost of sales	126	39
Selling, general and administrative	7,425	7,387
	45,409	36,764
INCOME FROM OPERATIONS	11,644	14,587
Interest expense, net	(6,207)	(9,315)
Foreign currency exchange losses	(1,274)	(647)
Loss on early extinguishment of debt	—	(1,504)
Other income (loss)	(14)	1
Income before income taxes	4,149	3,122
Provision for income taxes	2,257	1,384
NET INCOME	$1,892	$1,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$1,892	$1,738
Foreign currency translation adjustments	(5,531)	(3,077)
Comprehensive loss	$(3,639)	$(1,339)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2013	100	$—	$399,641	$(158,454)	$13,769
Amortization of stock-based compensation costs	—	—	178	—	—
Net income	—	—	—	1,892	—
Foreign currency translation adjustments	—	—	—	—	(5,531)
Balance, March 31, 2014	100	$—	$399,819	$(156,562)	$8,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,892	$1,738
Depreciation and amortization	37,858	29,338
Loss on early extinguishment of debt	—	1,504
Deferred income tax provision	631	523
Foreign currency exchange losses	1,274	647
Amortization of deferred financing costs	262	502
Amortization of stock-based compensation	178	226
Decrease in allowance for doubtful accounts	(224)	—
Non-cash other loss	14	—
Non-cash revenue	(177)	(635)
Decrease (increase) in receivables	(8,265)	17,520
Decrease (increase) in other assets	(785)	287
Decrease in deferred revenue	(9,732)	(1,146)
Increase (decrease) in accounts payable and other liabilities	7,140	(15,092)
Net cash provided by operating activities	30,066	35,412
Cash flows from investing activities:
Cash invested in seismic data	(27,071)	(40,132)
Cash paid to acquire property, equipment and other	(983)	(336)
Advances to Seitel Holdings, Inc.	(3)	(246)
Net cash used in investing activities	(28,057)	(40,714)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	—	250,000
Repayment of 9.75% Senior Notes	—	(275,000)
Principal payments on notes payable	—	(17)
Principal payments on capital lease obligations	(61)	(62)
Costs of debt transactions	—	(5,822)
Net cash used in financing activities	(61)	(30,901)
Effect of exchange rate changes	(155)	(144)
Net increase (decrease) in cash and cash equivalents	1,793	(36,347)
Cash and cash equivalents at beginning of period	31,353	61,891
Cash and cash equivalents at end of period	$33,146	$25,544
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71	$18,253
Income taxes, net of refunds received	$714	$3,770
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$177	$2,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other quarter of 2014 or for the year ending December 31, 2014. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Seismic data library additions	$177	$2,716
Revenue recognized on specific data licenses or selections of data	177	578
Revenue recognized related to acquisition contracts	—	57
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.9 million for each of the three months ended March 31, 2014 and 2013.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2014, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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
The Company did not have any impairment charges during the three months ended March 31, 2014 or 2013.

NOTE D-DEBT
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
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on the Company's seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. The Credit Facility expires on May 25, 2016. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility, and Seitel Canada Ltd. (“Seitel Canada”), a wholly-owned subsidiary of the Company, and each future direct and indirect wholly-owned Canadian subsidiary of the Company (such subsidiaries together with Seitel Canada, the “Canadian Guarantors”) are guarantors of payment of the Canadian obligations under the Credit Facility.
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
The Credit Facility requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of March 31, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2014:
Cash equivalents	$32,854	$32,854	$—	$—
At December 31, 2013:
Cash equivalents	$30,729	$30,729	$—	$—
The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2014 or 2013.
Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
At March 31, 2014 and December 31, 2013, the carrying value of the Company's debt was $250.0 million. The estimated fair value of the debt was approximately $262.5 million at March 31, 2014 and $256.8 million at December 31, 2013. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at March 31, 2014 and December 31, 2013 included $651,000 of restricted cash related to collateral on seismic operations bonds and $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.

The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Non-monetary exchanges related to resale licensing revenue	$177	$324
Completion of data in progress from prior non-monetary exchanges	—	2,392
Total non-cash additions to seismic data library	$177	$2,716

Non-cash revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Acquisition revenue on underwriting from non-monetary exchange contracts	$—	$57
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	177	578
Total non-cash revenue	$177	$635

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2014, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2014 and December 31, 2013, and the consolidating condensed statements of income, statements of comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2014 and March 31, 2013 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$26,253	$6,893	$—	$33,146
Receivables
Trade, net	—	30,751	11,639	—	42,390
Notes and other, net	—	21	1,811	—	1,832
Due from Seitel Holdings, Inc.	—	1,133	—	—	1,133
Income tax refund	—	—	7,161	—	7,161
Intercompany receivables (payables)	16,531	14,219	(30,750)	—	—
Investment in subsidiaries	480,640	432,437	615	(913,692)	—
Net seismic data library	—	110,466	70,164	(192)	180,438
Net property and equipment	—	2,040	2,204	—	4,244
Prepaid expenses, deferred charges and other	6,601	2,725	507	—	9,833
Intangible assets, net	900	9,235	3,247	—	13,382
Goodwill	—	107,688	90,303	—	197,991
Deferred income taxes	—	91,033	—	—	91,033
TOTAL ASSETS	$504,672	$828,001	$163,794	$(913,884)	$582,583
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,945	$18,323	$8,891	$—	$38,159
Income taxes payable	470	891	745	—	2,106
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	42	2,474	—	2,516
Deferred revenue	—	29,628	2,281	—	31,909
Deferred income taxes	—	—	6,398	—	6,398
TOTAL LIABILITIES	261,415	48,884	20,789	—	331,088
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,819	—	—	—	399,819
Parent investment	—	764,110	156,152	(920,262)	—
Retained deficit	(156,562)	15,007	(21,374)	6,367	(156,562)
Accumulated other comprehensive income	—	—	8,227	11	8,238
TOTAL STOCKHOLDER’S EQUITY	243,257	779,117	143,005	(913,884)	251,495
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$504,672	$828,001	$163,794	$(913,884)	$582,583

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$24,859	$6,494	$—	$31,353
Receivables
Trade, net	—	22,711	11,905	—	34,616
Notes and other, net	—	4	1,928	—	1,932
Due from Seitel Holdings, Inc.	—	1,130	—	—	1,130
Income tax refund	—	—	7,441	—	7,441
Intercompany receivables (payables)	15,416	14,719	(30,135)	—	—
Investment in subsidiaries	473,191	433,709	1,335	(908,235)	—
Net seismic data library	—	116,199	79,794	(215)	195,778
Net property and equipment	—	2,244	2,367	—	4,611
Prepaid expenses, deferred charges and other	6,841	2,581	422	—	9,844
Intangible assets, net	900	10,038	3,824	—	14,762
Goodwill	—	107,688	93,847	—	201,535
Deferred income taxes	—	92,511	—	—	92,511
TOTAL ASSETS	$496,348	$828,393	$179,222	$(908,450)	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,008	$16,636	$16,133	$—	$37,777
Income taxes payable	153	634	—	—	787
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	50	2,626	—	2,676
Deferred revenue	—	38,748	2,991	—	41,739
Deferred income taxes	—	—	7,578	—	7,578
TOTAL LIABILITIES	255,161	56,068	29,328	—	340,557
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,641	—	—	—	399,641
Parent investment	—	764,752	156,924	(921,676)	—
Retained deficit	(158,454)	7,573	(20,796)	13,223	(158,454)
Accumulated other comprehensive income	—	—	13,766	3	13,769
TOTAL STOCKHOLDER’S EQUITY	241,187	772,325	149,894	(908,450)	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$496,348	$828,393	$179,222	$(908,450)	$595,513

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$39,918	$17,481	$(346)	$57,053
EXPENSES:
Depreciation and amortization	—	24,137	13,736	(15)	37,858
Cost of sales	—	114	12	—	126
Selling, general and administrative	311	4,771	2,689	(346)	7,425
	311	29,022	16,437	(361)	45,409
INCOME (LOSS) FROM OPERATIONS	(311)	10,896	1,044	15	11,644
Interest expense, net	(5,232)	(527)	(448)	—	(6,207)
Foreign currency exchange gains (losses)	—	3	(1,277)	—	(1,274)
Other loss	(14)	—	—	—	(14)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(5,557)	10,372	(681)	15	4,149
Provision (benefit) for income taxes	—	2,360	(103)	—	2,257
Equity in income (loss) of subsidiaries	7,449	(578)	—	(6,871)	—
NET INCOME (LOSS)	$1,892	$7,434	$(578)	$(6,856)	$1,892

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$1,892	$7,434	$(578)	$(6,856)	$1,892
Foreign currency translation adjustments	—	—	(5,539)	8	(5,531)
Comprehensive income (loss)	$1,892	$7,434	$(6,117)	$(6,848)	$(3,639)

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$33,120	$18,575	$(344)	$51,351
EXPENSES:
Depreciation and amortization	—	18,009	11,329	—	29,338
Cost of sales	—	38	1	—	39
Selling, general and administrative	285	4,463	2,983	(344)	7,387
	285	22,510	14,313	(344)	36,764
INCOME (LOSS) FROM OPERATIONS	(285)	10,610	4,262	—	14,587
Interest expense, net	(7,831)	(1,065)	(419)	—	(9,315)
Foreign currency exchange losses	—	—	(647)	—	(647)
Loss on early extinguishment of debt	(1,504)	—	—	—	(1,504)
Other income	—	1	—	—	1
Income (loss) before income taxes and equity in income of subsidiaries	(9,620)	9,546	3,196	—	3,122
Provision for income taxes	—	484	900	—	1,384
Equity in income of subsidiaries	11,358	2,296	—	(13,654)	—
NET INCOME	$1,738	$11,358	$2,296	$(13,654)	$1,738

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$1,738	$11,358	$2,296	$(13,654)	$1,738
Foreign currency translation adjustments	—	—	(3,077)	—	(3,077)
Comprehensive income (loss)	$1,738	$11,358	$(781)	$(13,654)	$(1,339)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(164)	$16,233	$13,997	$—	$30,066
Cash flows from investing activities:
Cash invested in seismic data	—	(13,713)	(13,358)	—	(27,071)
Cash paid to acquire property, equipment and other	—	(951)	(32)	—	(983)
Advances to Seitel Holdings, Inc.	—	(3)	—	—	(3)
Net cash used in investing activities	—	(14,667)	(13,390)	—	(28,057)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(8)	(53)	—	(61)
Intercompany transfers	164	(164)	—	—	—
Net cash provided by (used in) financing activities	164	(172)	(53)	—	(61)
Effect of exchange rate changes	—	—	(155)	—	(155)
Net increase in cash and cash equivalents	—	1,394	399	—	1,793
Cash and cash equivalents at beginning of period	—	24,859	6,494	—	31,353
Cash and cash equivalents at end of period	$—	$26,253	$6,893	$—	$33,146

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(17,861)	$42,050	$11,223	$—	$35,412
Cash flows from investing activities:
Cash invested in seismic data	—	(27,629)	(12,503)	—	(40,132)
Cash paid to acquire property, equipment and other	—	(192)	(144)	—	(336)
Advances to Seitel Holdings, Inc.	—	(246)	—	—	(246)
Net cash used in investing activities	—	(28,067)	(12,647)	—	(40,714)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(17)	—	—	—	(17)
Principal payments on capital lease obligations	—	(8)	(54)	—	(62)
Costs of debt transactions	(5,822)	—	—	—	(5,822)
Intercompany transfers	48,700	(49,200)	500	—	—
Net cash provided by (used in) financing activities	17,861	(49,208)	446	—	(30,901)
Effect of exchange rate changes	—	—	(144)	—	(144)
Net decrease in cash and cash equivalents	—	(35,225)	(1,122)	—	(36,347)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$25,308	$236	$—	$25,544

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Seitel, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC and in our future periodic reports filed with the SEC.
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
Our products and services are used by E&P companies in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. In unconventional plays, E&P companies use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We generate revenue primarily by licensing data from our data library and from new data creation projects, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, E&P companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash resales	$32,277	$22,445
Other revenue components:
Acquisition underwriting revenue	16,837	25,089
Non-monetary exchanges	177	324
Revenue recognition adjustments	6,577	2,072
Solutions and other	1,185	1,421
Total revenue	$57,053	$51,351

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash EBITDA	$26,118	$16,656
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	16,837	25,089
Non-monetary exchanges	177	324
Revenue recognition adjustments	6,577	2,072

Add (subtract) other items included in net income:
Depreciation and amortization	(37,858)	(29,338)
Non-cash operating expenses	(178)	(226)
Non-recurring corporate expenses	(29)	10
Interest expense, net	(6,207)	(9,315)
Foreign currency losses	(1,274)	(647)
Loss on early extinguishment of debt	—	(1,504)
Other income (loss)	(14)	1
Provision for income taxes	(2,257)	(1,384)
Net income	$1,892	$1,738

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2014 to May 8, 2014, we completed the addition of approximately 800 square miles of seismic data to our library. As of May 8, 2014, we had approximately 450 square miles of seismic data in progress.

Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2013.
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Acquisition underwriting revenue:
Cash underwriting	$16,837	$25,032
Underwriting from non-monetary exchanges	—	57
Total acquisition underwriting revenue	16,837	25,089
Resale licensing revenue:
Cash resales	32,277	22,445
Non-monetary exchanges	177	324
Revenue recognition adjustments	6,577	2,072
Total resale licensing revenue	39,031	24,841
Total seismic revenue	55,868	49,930
Solutions and other	1,185	1,421
Total revenue	$57,053	$51,351
Total revenue was $57.1 million in the first quarter of 2014 compared to $51.4 million in the first quarter of 2013. Acquisition underwriting revenue was $16.8 million in the first quarter of 2014 compared to $25.1 million in the first quarter of 2013. Fewer data acquisition projects were ongoing in the first quarter of 2014 compared to 2013 as a result of our strategic decision to focus on cash generation by reducing our level of capital expenditures on new data acquisition projects beginning in 2013 and continuing in 2014 as compared to the levels incurred in 2012 and 2011. This reduction directly impacts acquisition underwriting revenue. We continue to focus our data acquisition activity on areas with oil and liquids-rich hydrocarbons, with the majority of our activity in the first quarter of 2014 occurring in the Eagle Ford/Woodbine, Utica/Marcellus, Permian and Montney areas. Total resale licensing revenue was $39.0 million in the first quarter of 2014 compared to $24.8 million in the first quarter of 2013. Cash resales were $32.3 million, an increase of $9.8 million, or 44%, in the first quarter of 2014 compared to cash resales of $22.4 million in the first quarter of 2013. Cash resale activity can vary significantly quarter to quarter and, in the first quarter of 2014, we experienced an increase in activity as compared to the first quarter of 2013, primarily related to licenses of data located in conventional areas. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between 2013 and 2014 was primarily due to an increase in the recognition of revenue previously deferred, including data becoming available in the first quarter of 2014 and selections of data from open library card contracts, partially offset by an increase in the deferral of cash resales in the first quarter of 2014. Solutions and other revenue was $1.2 million in the first quarter of 2014 compared to $1.4 million in the first quarter of 2013.
At March 31, 2014, we had a deferred revenue balance of $31.9 million, compared to the December 31, 2013 balance of $41.7 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
Amortization of seismic data:
Income forecast	$31,153	55.8%	$22,708	45.5%
Straight-line	5,248	9.4%	4,936	9.9%
Total amortization of seismic data	36,401	65.2%	27,644	55.4%
Depreciation of property and equipment	223		256
Amortization of acquired intangibles	1,234		1,438
Total	$37,858		$29,338
The percentage of income forecast amortization to total seismic revenue increased between the quarterly periods primarily due to the mix of data being licensed. In both periods, we had resale revenue recognized from data whose costs were fully amortized. In the first quarter of 2014, the percentage of resale revenue recognized from data whose costs were fully amortized was 29% as compared to 70% in the first quarter of 2013. In addition, we had less amortization expense related to new data acquisition in the first quarter of 2014 due to the lower level of acquisition revenue. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization increased $0.3 million between the first quarters of 2013 and 2014 due to the distribution of revenue among the various seismic surveys.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $7.4 million both in the first quarter of 2014 and the first quarter of 2013. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash SG&A expenses	$7,247	$7,161
Non-cash compensation expense	178	226
Total	$7,425	$7,387
Overall, cash SG&A expenses were consistent between quarters. Variable expenses, including commissions and annual incentive compensation, were higher in the first quarter of 2014 due to the increase in revenue and Cash EBITDA. This increase was offset by a benefit resulting from the reduction in our allowance for doubtful accounts primarily due to the collection of a previously reserved receivable.
Interest Expense, Net
Interest expense, net, was $6.2 million in the first quarter of 2014 compared to $9.3 million in the first quarter of 2013. The decrease in interest expense was due to the refinancing of our 9.75% senior notes due 2014 (“9.75% Senior Notes”) in March 2013.
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge which included the write-off of unamortized issue expenses in the first quarter of 2013.
Income Taxes
Income tax expense was $2.3 million in the first quarter of 2014 compared to $1.4 million in the first quarter of 2013. As a result of the release of the valuation allowance on our U.S. deferred tax assets at December 31, 2013, we are now recording federal tax expense on our U.S. operations. Income tax expense in the first quarter of 2014 was comprised of (i) U.S. federal tax expense of $1.9 million, (ii) U.S. state tax expense of $0.5 million and (iii) a benefit of $0.1 million related to our Canadian operations. The expense in the first quarter of 2013 was comprised of (i) $0.9 million related to our Canadian operations, (ii)

$0.1 million in U.S. Federal taxes related to our estimated alternative minimum tax liability and (iii) $0.4 million in U.S. state taxes.
Net Income
Net income was $1.9 million in the first quarter of 2014 compared to $1.7 million in the first quarter of 2013. The $0.2 million increase in net income between quarters was primarily due to higher revenue and lower interest expense, partially offset by higher amortization of seismic data. In addition, in the first quarter of 2013, we recorded a $1.5 million charge related to the early extinguishment of our debt.
Liquidity and Capital Resources
As of March 31, 2014, we had $33.1 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at March 31, 2014, was $6.9 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note D - Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of March 31, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at March 31, 2014.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $30.1 million and $35.4 million for the three months ended March 31, 2014 and 2013, respectively. Operating cash flows for 2014 decreased from 2013 primarily due to lower collections on cash resales partially offset by lower income taxes paid and lower interest payments during the first quarter of 2014.
Cash Flows from Investing Activities: Cash flows used in investing activities were $28.1 million and $40.7 million for the three months ended March 31, 2014 and 2013, respectively. Cash expenditures for seismic data were $27.1 million and $40.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash invested in seismic data for 2014 compared to 2013 was primarily due to decreased data acquisition activity in the U.S.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million and $30.9 million for the three months ended March 31, 2014 and 2013, respectively. This decrease was due to the 2013 refinancing of our 9.75% Senior Notes whereby we used $25.0 million cash on hand to pay down principal and paid $5.8 million in fees and expenses in connection with the issuance of our 9½% Senior Notes.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses, as well as interest on our 9½% Senior Notes and principal and interest on our other indebtedness, from our operating cash flows, cash and cash equivalents on hand and, if required, from additional borrowings (to the extent available under our Credit Facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.
Deferred Taxes
As of March 31, 2014, we had a net deferred tax liability of $6.4 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $89.2 million and a state deferred tax asset of $1.8 million.
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
Capital Expenditures
During the three months ended March 31, 2014, capital expenditures for seismic data and other property and equipment amounted to $24.0 million. Our capital expenditures for the remainder of 2014 are presently estimated to be $94.2 million. The first three months of 2014 actual and 2014 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2014	Estimate for Remainder of 2014	Total Estimate for 2014
New data acquisition	$23,147	$86,753	$109,900
Cash purchases and data processing	539	1,361	1,900
Non-monetary exchanges	177	4,523	4,700
Property and equipment and other	183	1,517	1,700
Total capital expenditures	24,046	94,154	118,200
Less: Non-monetary exchanges	(177)	(4,523)	(4,700)
Changes in working capital	4,185	—	4,185
Cash investment per statement of cash flows	$28,054	$89,631	$117,685

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

	Three Months Ended March 31, 2014	Estimate for Remainder of 2014	Total Estimate for 2014
Total capital expenditures	$24,046	$94,154	$118,200
Less: Non-cash additions	(177)	(4,523)	(4,700)
Cash underwriting	(16,837)	(61,663)	(78,500)
Net cash capital expenditures	$7,032	$27,968	$35,000

As of May 8, 2014, we had capital expenditure commitments related to data acquisition projects of approximately $28.0 million, of which we have obtained approximately $17.9 million of cash underwriting. We expect the majority of our $10.1 million committed net cash capital expenditures to be incurred in 2014. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 28 of this Quarterly Report.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2014, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2013 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Income. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of March 31, 2014, if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Income would be approximately $1.0 million.
We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2014.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, initially filed with the SEC on February 21, 2014, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

SEITEL, INC.

Date: May 13, 2014	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: May 13, 2014	/s/ Marcia H. Kendrick
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