Form 10-Q
period 2014-06-30
SEITEL INC
filed 2014-08-14
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒
As of August 11, 2014, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$43,017	$31,353
Receivables
Trade, net of allowance for doubtful accounts of $449 and $332, respectively	38,925	34,616
Notes and other, net of allowance for doubtful accounts of $0 and $688, respectively	1,862	1,932
Due from Seitel Holdings, Inc.	1,137	1,130
Income tax refund	1,337	7,441
Seismic data library, net of accumulated amortization of $1,048,826 and $984,536, respectively	178,751	195,778
Property and equipment, net of accumulated depreciation and amortization of $14,913 and $14,432, respectively	4,037	4,611
Prepaid expenses, deferred charges and other	9,665	9,844
Intangible assets, net of accumulated amortization of $32,313 and $38,739, respectively	12,402	14,762
Goodwill	201,183	201,535
Deferred income taxes	88,655	92,511
TOTAL ASSETS	$580,971	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$36,057	$37,777
Income taxes payable	784	787
Senior Notes	250,000	250,000
Obligations under capital leases	2,540	2,676
Deferred revenue	25,835	41,739
Deferred income taxes	6,604	7,578
TOTAL LIABILITIES	321,820	340,557
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	399,945	399,641
Retained deficit	(153,987)	(158,454)
Accumulated other comprehensive income	13,193	13,769
TOTAL STOCKHOLDER’S EQUITY	259,151	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$580,971	$595,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE	$47,334	$47,544	$104,387	$98,895
EXPENSES:
Depreciation and amortization	29,771	27,829	67,629	57,167
Cost of sales	127	63	253	102
Selling, general and administrative	6,893	6,254	14,318	13,641
	36,791	34,146	82,200	70,910
INCOME FROM OPERATIONS	10,543	13,398	22,187	27,985
Interest expense, net	(6,211)	(6,138)	(12,418)	(15,453)
Foreign currency exchange gains (losses)	831	(1,171)	(443)	(1,818)
Loss on early extinguishment of debt	—	—	—	(1,504)
Other income	73	—	59	1
Income before income taxes	5,236	6,089	9,385	9,211
Provision (benefit) for income taxes	2,661	(279)	4,918	1,105
NET INCOME	$2,575	$6,368	$4,467	$8,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,575	$6,368	$4,467	$8,106
Foreign currency translation adjustments	4,955	(5,075)	(576)	(8,152)
Comprehensive income (loss)	$7,530	$1,293	$3,891	$(46)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2013	100	$—	$399,641	$(158,454)	$13,769
Amortization of stock-based compensation costs	—	—	304	—	—
Net income	—	—	—	4,467	—
Foreign currency translation adjustments	—	—	—	—	(576)
Balance, June 30, 2014	100	$—	$399,945	$(153,987)	$13,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,467	$8,106
Depreciation and amortization	67,629	57,167
Loss on early extinguishment of debt	—	1,504
Deferred income tax provision	3,047	2,681
Foreign currency exchange losses	443	1,818
Amortization of deferred financing costs	532	739
Amortization of stock-based compensation	304	498
Decrease in allowance for doubtful accounts	(337)	—
Non-cash other loss	14	—
Non-cash revenue	(238)	(766)
Decrease in receivables	1,290	25,637
Increase in other assets	(21)	(3,744)
Decrease in deferred revenue	(15,809)	(6,787)
Increase (decrease) in accounts payable and other liabilities	1,114	(12,579)
Net cash provided by operating activities	62,435	74,274
Cash flows from investing activities:
Cash invested in seismic data	(49,606)	(77,931)
Cash paid to acquire property, equipment and other	(1,157)	(602)
Cash from sale of property, equipment and other	—	59
Advances to Seitel Holdings, Inc.	(7)	(251)
Net cash used in investing activities	(50,770)	(78,725)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	—	250,000
Repayment of 9.75% Senior Notes	—	(275,000)
Principal payments on notes payable	—	(29)
Principal payments on capital lease obligations	(123)	(124)
Costs of debt transactions	—	(6,842)
Net cash used in financing activities	(123)	(31,995)
Effect of exchange rate changes	122	(262)
Net increase (decrease) in cash and cash equivalents	11,664	(36,708)
Cash and cash equivalents at beginning of period	31,353	61,891
Cash and cash equivalents at end of period	$43,017	$25,183
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,022	$18,331
Income taxes, net of refunds received	$(3,989)	$6,149
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$177	$2,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other quarter of 2014 or for the year ending December 31, 2014. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Seismic data library additions	$—	$261	$177	$2,977
Revenue recognized on specific data licenses or selections of data	61	104	238	682
Revenue recognized related to acquisition contracts	—	27	—	84
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $1.0 million for each of the three months ended June 30, 2014 and 2013 and $1.9 million for each of the six months ended June 30, 2014 and 2013, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2014, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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
The Company did not have any impairment charges during the six months ended June 30, 2014 or 2013.

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
The Credit Facility requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of June 30, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2014:
Cash equivalents	$41,948	$41,948	$—	$—
At December 31, 2013:
Cash equivalents	$30,729	$30,729	$—	$—
The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2014 or 2013.
Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
At June 30, 2014 and December 31, 2013, the carrying value of the Company's debt was $250.0 million. The estimated fair value of the debt was approximately $269.4 million at June 30, 2014 and $256.8 million at December 31, 2013. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at June 30, 2014 and December 31, 2013 included $750,000 and $651,000, respectively, of restricted cash related to collateral on seismic operations bonds and $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
Income taxes paid during the six months ended June 30, 2014 and June 30, 2013 were $1.9 million and $6.4 million, respectively. During the first six months of 2014 and 2013, the Company received income tax refunds of $5.9 million and $0.3 million, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2014	2013
Non-monetary exchanges related to resale licensing revenue	$177	$585
Completion of data in progress from prior non-monetary exchanges	—	2,392
Total non-cash additions to seismic data library	$177	$2,977

Non-cash revenue consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013
Acquisition revenue on underwriting from non-monetary exchange contracts	$—	$84
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	238	682
Total non-cash revenue	$238	$766

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2014, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. Seitel is required to adopt the ASU on January 1, 2017. Early application is not permitted, but once effective, entities have the option of using either a full retrospective or modified approach to adopt the new standard. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and financial statement disclosures.

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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2014 and December 31, 2013, and the consolidating condensed statements of income (loss), statements of comprehensive income (loss) and statements of cash flows for the six months ended June 30, 2014 and June 30, 2013 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$39,103	$3,914	$—	$43,017
Receivables
Trade, net	—	29,914	9,011	—	38,925
Notes and other, net	—	11	1,851	—	1,862
Due from Seitel Holdings, Inc.	—	1,137	—	—	1,137
Income tax refund	—	—	1,337	—	1,337
Intercompany receivables (payables)	9,645	5,823	(15,468)	—	—
Investment in subsidiaries	484,408	431,185	656	(916,249)	—
Net seismic data library	—	114,160	64,773	(182)	178,751
Net property and equipment	—	1,804	2,233	—	4,037
Prepaid expenses, deferred charges and other	6,355	2,780	530	—	9,665
Intangible assets, net	900	8,432	3,070	—	12,402
Goodwill	—	107,688	93,495	—	201,183
Deferred income taxes	—	88,655	—	—	88,655
TOTAL ASSETS	$501,308	$830,692	$165,402	$(916,431)	$580,971
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,008	$23,704	$7,345	$—	$36,057
Income taxes payable	342	53	389	—	784
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	34	2,506	—	2,540
Deferred revenue	—	24,031	1,804	—	25,835
Deferred income taxes	—	—	6,604	—	6,604
TOTAL LIABILITIES	255,350	47,822	18,648	—	321,820
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,945	—	—	—	399,945
Parent investment	—	764,110	156,152	(920,262)	—
Retained earnings (deficit)	(153,987)	18,760	(22,587)	3,827	(153,987)
Accumulated other comprehensive income	—	—	13,189	4	13,193
TOTAL STOCKHOLDER’S EQUITY	245,958	782,870	146,754	(916,431)	259,151
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$501,308	$830,692	$165,402	$(916,431)	$580,971

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$24,859	$6,494	$—	$31,353
Receivables
Trade, net	—	22,711	11,905	—	34,616
Notes and other, net	—	4	1,928	—	1,932
Due from Seitel Holdings, Inc.	—	1,130	—	—	1,130
Income tax refund	—	—	7,441	—	7,441
Intercompany receivables (payables)	15,416	14,719	(30,135)	—	—
Investment in subsidiaries	473,191	433,709	1,335	(908,235)	—
Net seismic data library	—	116,199	79,794	(215)	195,778
Net property and equipment	—	2,244	2,367	—	4,611
Prepaid expenses, deferred charges and other	6,841	2,581	422	—	9,844
Intangible assets, net	900	10,038	3,824	—	14,762
Goodwill	—	107,688	93,847	—	201,535
Deferred income taxes	—	92,511	—	—	92,511
TOTAL ASSETS	$496,348	$828,393	$179,222	$(908,450)	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,008	$16,636	$16,133	$—	$37,777
Income taxes payable	153	634	—	—	787
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	50	2,626	—	2,676
Deferred revenue	—	38,748	2,991	—	41,739
Deferred income taxes	—	—	7,578	—	7,578
TOTAL LIABILITIES	255,161	56,068	29,328	—	340,557
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,641	—	—	—	399,641
Parent investment	—	764,752	156,924	(921,676)	—
Retained earnings (deficit)	(158,454)	7,573	(20,796)	13,223	(158,454)
Accumulated other comprehensive income	—	—	13,766	3	13,769
TOTAL STOCKHOLDER’S EQUITY	241,187	772,325	149,894	(908,450)	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$496,348	$828,393	$179,222	$(908,450)	$595,513

CONSOLIDATING CONDENSED STATEMENT OF INCOME (LOSS)
For the Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$76,872	$28,205	$(690)	$104,387
EXPENSES:
Depreciation and amortization	—	43,560	24,099	(30)	67,629
Cost of sales	—	240	13	—	253
Selling, general and administrative	607	9,289	5,112	(690)	14,318
	607	53,089	29,224	(720)	82,200
INCOME (LOSS) FROM OPERATIONS	(607)	23,783	(1,019)	30	22,187
Interest expense, net	(10,589)	(1,040)	(789)	—	(12,418)
Foreign currency exchange gains (losses)	—	3	(446)	—	(443)
Other income (loss)	(14)	73	—	—	59
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(11,210)	22,819	(2,254)	30	9,385
Provision (benefit) for income taxes	(4,460)	9,841	(463)	—	4,918
Equity in income (loss) of subsidiaries	11,217	(1,791)	—	(9,426)	—
NET INCOME (LOSS)	$4,467	$11,187	$(1,791)	$(9,396)	$4,467

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$4,467	$11,187	$(1,791)	$(9,396)	$4,467
Foreign currency translation adjustments	—	—	(577)	1	(576)
Comprehensive income (loss)	$4,467	$11,187	$(2,368)	$(9,395)	$3,891

CONSOLIDATING CONDENSED STATEMENT OF INCOME (LOSS)
For the Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$76,424	$23,124	$(653)	$98,895
EXPENSES:
Depreciation and amortization	—	41,352	15,815	—	57,167
Cost of sales	—	100	2	—	102
Selling, general and administrative	714	8,660	4,920	(653)	13,641
	714	50,112	20,737	(653)	70,910
INCOME (LOSS) FROM OPERATIONS	(714)	26,312	2,387	—	27,985
Interest expense, net	(12,889)	(1,714)	(850)	—	(15,453)
Foreign currency exchange gains (losses)	—	1	(1,819)	—	(1,818)
Loss on early extinguishment of debt	(1,504)	—	—	—	(1,504)
Other income	—	1	—	—	1
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(15,107)	24,600	(282)	—	9,211
Provision for income taxes	—	952	153	—	1,105
Equity in income (loss) of subsidiaries	23,213	(435)	—	(22,778)	—
NET INCOME (LOSS)	$8,106	$23,213	$(435)	$(22,778)	$8,106

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$8,106	$23,213	$(435)	$(22,778)	$8,106
Foreign currency translation adjustments	—	—	(8,152)	—	(8,152)
Comprehensive income (loss)	$8,106	$23,213	$(8,587)	$(22,778)	$(46)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,268)	$43,860	$30,843	$—	$62,435
Cash flows from investing activities:
Cash invested in seismic data	—	(32,263)	(17,343)	—	(49,606)
Cash paid to acquire property, equipment and other	—	(1,065)	(92)	—	(1,157)
Advances to Seitel Holdings, Inc.	—	(7)	—	—	(7)
Net cash used in investing activities	—	(33,335)	(17,435)	—	(50,770)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(16)	(107)	—	(123)
Intercompany transfers	12,268	3,732	(16,000)	—	—
Net cash provided by (used in) financing activities	12,268	3,716	(16,107)	—	(123)
Effect of exchange rate changes	—	3	119	—	122
Net increase (decrease) in cash and cash equivalents	—	14,244	(2,580)	—	11,664
Cash and cash equivalents at beginning of period	—	24,859	6,494	—	31,353
Cash and cash equivalents at end of period	$—	$39,103	$3,914	$—	$43,017

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,349)	$71,943	$20,680	$—	$74,274
Cash flows from investing activities:
Cash invested in seismic data	—	(57,916)	(20,015)	—	(77,931)
Cash paid to acquire property, equipment and other	—	(383)	(219)	—	(602)
Cash from sale of property, equipment and other	—	59	—	—	59
Advances to Seitel Holdings, Inc.	—	(251)	—	—	(251)
Net cash used in investing activities	—	(58,491)	(20,234)	—	(78,725)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(29)	—	—	—	(29)
Principal payments on capital lease obligations	—	(15)	(109)	—	(124)
Costs of debt transactions	(6,842)	—	—	—	(6,842)
Intercompany transfers	50,220	(51,070)	850	—	—
Net cash provided by (used in) financing activities	18,349	(51,085)	741	—	(31,995)
Effect of exchange rate changes	—	1	(263)	—	(262)
Net increase (decrease) in cash and cash equivalents	—	(37,632)	924	—	(36,708)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$22,901	$2,282	$—	$25,183

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash resales	$26,089	$22,630	$58,366	$45,075
Other revenue components:
Acquisition underwriting revenue	14,500	15,397	31,337	40,486
Non-monetary exchanges	—	261	177	585
Revenue recognition adjustments	5,757	8,303	12,334	10,375
Solutions and other	988	953	2,173	2,374
Total revenue	$47,334	$47,544	$104,387	$98,895

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash EBITDA	$20,200	$17,701	$46,318	$34,357
Add other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	14,500	15,397	31,337	40,486
Non-monetary exchanges	—	261	177	585
Revenue recognition adjustments	5,757	8,303	12,334	10,375

Add (subtract) other items included in net income:
Depreciation and amortization	(29,771)	(27,829)	(67,629)	(57,167)
Non-cash operating expenses	(126)	(272)	(304)	(498)
Non-recurring corporate expenses	(17)	(163)	(46)	(153)
Interest expense, net	(6,211)	(6,138)	(12,418)	(15,453)
Foreign currency gains (losses)	831	(1,171)	(443)	(1,818)
Loss on early extinguishment of debt	—	—	—	(1,504)
Other income	73	—	59	1
Benefit (provision) for income taxes	(2,661)	279	(4,918)	(1,105)
Net income	$2,575	$6,368	$4,467	$8,106

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2014 to August 11, 2014, we completed the addition of approximately 1,000 square miles of seismic data to our library. As of August 11, 2014, we had approximately 1,200 square miles of seismic data in progress.

Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2013.
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisition underwriting revenue:
Cash underwriting	$14,500	$15,370	$31,337	$40,402
Underwriting from non-monetary exchanges	—	27	—	84
Total acquisition underwriting revenue	14,500	15,397	31,337	40,486
Resale licensing revenue:
Cash resales	26,089	22,630	58,366	45,075
Non-monetary exchanges	—	261	177	585
Revenue recognition adjustments	5,757	8,303	12,334	10,375
Total resale licensing revenue	31,846	31,194	70,877	56,035
Total seismic revenue	46,346	46,591	102,214	96,521
Solutions and other	988	953	2,173	2,374
Total revenue	$47,334	$47,544	$104,387	$98,895
Total revenue was $47.3 million in the second quarter of 2014 compared to $47.5 million in the second quarter of 2013. Acquisition underwriting revenue was $14.5 million in the second quarter of 2014 compared to $15.4 million in the second quarter of 2013. The majority of new data acquisition activity in the second quarter of 2014 occurred in the U.S. as Canada completed their winter shoots early in the quarter. The U.S. activity was focused in unconventional plays, including the Eagle Ford/Woodbine, Utica/ Marcellus and Permian. Total resale licensing revenue was $31.8 million in the second quarter of 2014 compared to $31.2 million in the second quarter of 2013. Cash resales were $26.1 million, an increase of $3.5 million, or 15%, in the second quarter of 2014 compared to cash resales of $22.6 million in the second quarter of 2013. Cash resales increased between the quarters primarily due to an increase in licensing of data in unconventional areas, with 2014 cash resales being distributed among the various plays. Cash resales related to data in conventional areas were in line with our expectations for the second quarter of 2014 but were not as strong as the second quarter of 2013, when we had significant activity in this area. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between the second quarters of 2013 and 2014 was primarily due to a decrease in revenue recognized on contracts where the data was not available for delivery at the time of licensing. This reduction in revenue was partially offset by an increase in selections of data from open library card contracts. Solutions and other revenue was $1.0 million in both the second quarter of 2014 and the second quarter of 2013.
Total revenue for the first six months of 2014 was $104.4 million compared to $98.9 million in the first six months of 2013. Acquisition underwriting revenue was $31.3 million for the first six months of 2014 compared to $40.5 million in the first six months of 2013. The decrease between years is attributable to successful execution of our cash generation strategy which focuses on reduced, but targeted, investment. Although this lowers gross underwriting revenue, we have focused on a higher relative underwriting percentage. Our overall underwriting percentage increased from 64% for the first six months of 2013 to 70% for the first six months of 2014. We continue to focus our data acquisition activity on areas with oil and liquids-rich hydrocarbons, with the majority of our activity in the first half of 2014 occurring in the Eagle Ford/Woodbine, Utica/Marcellus, Permian and Montney areas. Total resale licensing revenue was $70.9 million in the first six months of 2014 compared to $56.0 million in the first six months of 2013. For the first six months of 2014, cash resales were $58.4 million, an increase of $13.3 million, or 29%, compared to $45.1 million in the first six months of 2013. The increase in cash resales between the six month periods was primarily driven by an increase in licensing activity in unconventional areas both in the U.S. and Canada. Cash resales related to data in conventional areas also increased in the first six months of 2014 compared to the first six months of

2013. The increase of $2.0 million in revenue recognition adjustments from the first six months of 2013 to the first six months of 2014 was primarily due to an increase in selections of data from open library card contracts, partially offset by an increase in the deferral of new licensing contracts. Solutions and other revenue was $2.2 million in the first six months of 2014 compared to $2.4 million in the first six months of 2013.
At June 30, 2014, we had a deferred revenue balance of $25.8 million, compared to the December 31, 2013 balance of $41.7 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Amortization of seismic data:
Income forecast	$22,258	48.0%	$20,812	44.7%	$53,411	52.3%	$43,520	45.1%
Straight-line	6,199	13.4%	5,325	11.4%	11,447	11.2%	10,261	10.6%
Total amortization of seismic data	28,457	61.4%	26,137	56.1%	64,858	63.5%	53,781	55.7%
Depreciation of property and equipment	223		264		446		520
Amortization of acquired intangibles	1,091		1,428		2,325		2,866
Total	$29,771		$27,829		$67,629		$57,167
Income forecast amortization as a percentage of total seismic revenue increased from 2013 to 2014 primarily due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and six months ended June 30, 2014, the percentage of resale revenue recognized from data whose costs were fully amortized was 46% and 36%, respectively, as compared to 54% and 61% in the three and six months ended June 30, 2013, respectively. The increase in the first six months of 2014 was partially offset by less amortization expense related to new data acquisition as a result of the lower level of acquisition underwriting revenue as compared to the first six months of 2013. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization increased $0.9 million between the second quarters of 2013 and 2014 and increased $1.2 million between the first six months of 2013 and 2014 due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $6.9 million in the second quarter of 2014 compared to $6.3 million in the second quarter of 2013 and $14.3 million in the first six months of 2014 compared to $13.6 million in the first six months of 2013. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash SG&A expenses	$6,767	$5,982	$14,014	$13,143
Non-cash compensation expense	126	272	304	498
Total	$6,893	$6,254	$14,318	$13,641
Cash SG&A expenses increased $0.8 million in the second quarter of 2014 compared to the second quarter of 2013. This increase was primarily due to an increase in annual incentive compensation resulting from the increase in Cash EBITDA in 2014. The increase in cash SG&A expenses of $0.9 million in the first six months of 2014 compared to the first six months of 2013 was primarily due to an increase in variable expenses. These variable expenses are comprised of commissions and annual incentive compensation and were higher in the first six months of 2014 due to the increase in revenue and Cash EBITDA. This increase was offset by a benefit resulting from the reduction in our allowance for doubtful accounts primarily due to the collection of a previously reserved receivable.

Interest Expense, Net
Interest expense, net, was $6.2 million and $12.4 million in the three and six months ended June 30, 2014, respectively, compared to $6.1 million and $15.5 million in the three and six months ended June 30, 2013, respectively. The decrease in interest expense from the first six months of 2013 to the first six months of 2014 was due to the refinancing of our 9.75% senior notes due 2014 (“9.75% Senior Notes”) in March 2013, which resulted in a lower principal amount and a lower interest rate.
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge which included the write-off of unamortized issue expenses in the first six months of 2013.
Income Taxes
Income tax expense (benefit) was $2.7 million in the second quarter of 2014 compared to $(0.3) million in the second quarter of 2013. As a result of the release of the valuation allowance on our U.S. deferred tax assets at December 31, 2013, we are now recording federal tax expense on our U.S. operations. Income tax expense in the second quarter of 2014 was comprised of (i) U.S. federal tax expense of $2.8 million, (ii) U.S. state tax expense of $0.3 million and (iii) a benefit of $0.4 million related to our Canadian operations. The benefit in the second quarter of 2013 was comprised of a benefit of $0.8 million related to our Canadian operations offset by an expense of $0.5 million in U.S. state taxes.
Income tax expense was $4.9 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. The expense for the first six months of 2014 was comprised of (i) $4.6 million in U.S. federal tax expense, (ii) $0.8 million in U.S. state taxes and (iii) a benefit of $0.5 million related to our Canadian operations. The expense for the first six months of 2013 was comprised of (i) $0.9 million in U.S. state tax expense, (ii) $0.1 million in U.S. Federal taxes related to our estimated alternative minimum tax liability and (iii) $0.1 million related to interest on uncertain tax positions.
Net Income
Net income was $2.6 million in the second quarter of 2014 compared to $6.4 million in the second quarter of 2013. The $3.8 million decrease was primarily due to higher amortization expense associated with our data library and an increase income tax expense resulting from U.S. federal tax expense being recorded in 2014. Net income was $4.5 million in the first six months of 2014 compared to $8.1 million in the first six months of 2013. The decrease in net income of $3.6 million from the first six months of 2013 to the first six months of 2014 primarily resulted from higher amortization of seismic data and an increase in income tax expense. The decrease in net income was partially offset by an increase in total revenue and lower interest expense. Additionally, the first six months of 2013 included a $1.5 million charge related to the early extinguishment of our debt.
Liquidity and Capital Resources
As of June 30, 2014, we had $43.0 million in consolidated cash, cash equivalents and short-term investments, including $0.9 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at June 30, 2014, was $3.9 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note D - Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of June 30, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at June 30, 2014.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at June 30, 2014.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $62.4 million and $74.3 million for the six months ended June 30, 2014 and 2013, respectively. Operating cash flows for 2014 decreased from 2013 primarily due to lower collections on cash resales and acquisition underwriting partially offset by income tax refunds and reduced interest payments.
Cash Flows from Investing Activities: Cash flows used in investing activities were $50.8 million and $78.7 million for the six months ended June 30, 2014 and 2013, respectively. Cash expenditures for seismic data were $49.6 million and $77.9 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in cash invested in seismic data for 2014 compared to 2013 was primarily due to a reduction in data acquisition activity in the U.S.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million and $32.0 million for the six months ended June 30, 2014 and 2013, respectively. This decrease was due to the 2013 refinancing of our 9.75% Senior Notes whereby we used $25.0 million cash on hand to pay down principal and paid $6.8 million in fees and expenses in connection with the issuance of our 9½% Senior Notes.
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
Deferred Taxes
As of June 30, 2014, we had a net deferred tax liability of $6.6 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $86.7 million and a state deferred tax asset of $1.9 million.
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

Capital Expenditures
During the six months ended June 30, 2014, capital expenditures for seismic data and other property and equipment amounted to $48.6 million. Our capital expenditures for the remainder of 2014 are presently estimated to be $60.0 million. The first six months of 2014 actual and 2014 estimated remaining capital expenditures are comprised of the following (in thousands):

	Six Months Ended June 30, 2014	Estimate for Remainder of 2014	Total Estimate for 2014
New data acquisition	$45,014	$53,586	$98,600
Cash purchases and data processing	3,048	852	3,900
Non-monetary exchanges	177	4,523	4,700
Property and equipment and other	356	1,044	1,400
Total capital expenditures	48,595	60,005	108,600
Less: Non-monetary exchanges	(177)	(4,523)	(4,700)
Changes in working capital	2,345	—	2,345
Cash investment per statement of cash flows	$50,763	$55,482	$106,245
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

	Six Months Ended June 30, 2014	Estimate for Remainder of 2014	Total Estimate for 2014
Total capital expenditures	$48,595	$60,005	$108,600
Less: Non-cash additions	(177)	(4,523)	(4,700)
Cash underwriting	(31,337)	(37,363)	(68,700)
Net cash capital expenditures	$17,081	$18,119	$35,200
As of August 11, 2014, we had capital expenditure commitments related to data acquisition projects of approximately $57.9 million, of which we have obtained approximately $38.3 million of cash underwriting. We expect approximately 70% of our $19.6 million committed net cash capital expenditures to be incurred in 2014 with the remainder being incurred in 2015. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 28 of this Quarterly Report.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of June 30, 2014, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2013 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Income. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of June 30, 2014, if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Income would be approximately $0.8 million.
We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2014.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SEITEL, INC.

Date: August 14, 2014	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2014	/s/ Marcia H. Kendrick
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