Form 10-Q
period 2014-09-30
SEITEL INC
filed 2014-11-12
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☒
As of November 7, 2014, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$56,581	$31,353
Receivables
Trade, net of allowance for doubtful accounts of $269 and $332, respectively	36,652	34,616
Notes and other, net of allowance for doubtful accounts of $0 and $688, respectively	1,752	1,932
Due from Seitel Holdings, Inc.	1,140	1,130
Income tax refund	1,274	7,441
Seismic data library, net of accumulated amortization of $1,050,873 and $984,536, respectively	175,006	195,778
Property and equipment, net of accumulated depreciation and amortization of $14,835 and $14,432, respectively	3,750	4,611
Prepaid expenses, deferred charges and other	9,205	9,844
Intangible assets, net of accumulated amortization of $32,986 and $38,739, respectively	11,174	14,762
Goodwill	196,742	201,535
Deferred income taxes	83,881	92,511
TOTAL ASSETS	$577,157	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$33,912	$37,777
Income taxes payable	707	787
Senior Notes	250,000	250,000
Obligations under capital leases	2,359	2,676
Deferred revenue	27,439	41,739
Deferred income taxes	5,872	7,578
TOTAL LIABILITIES	320,289	340,557
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,058	399,641
Retained deficit	(149,501)	(158,454)
Accumulated other comprehensive income	6,311	13,769
TOTAL STOCKHOLDER’S EQUITY	256,868	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$577,157	$595,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE	$41,299	$44,410	$145,686	$143,305
EXPENSES:
Depreciation and amortization	18,309	32,085	85,938	89,252
Cost of sales	29	188	282	290
Selling, general and administrative	7,181	5,912	21,499	19,553
	25,519	38,185	107,719	109,095
INCOME FROM OPERATIONS	15,780	6,225	37,967	34,210
Interest expense, net	(6,306)	(6,202)	(18,724)	(21,655)
Foreign currency exchange gains (losses)	(901)	714	(1,344)	(1,104)
Loss on early extinguishment of debt	—	—	—	(1,504)
Other income	5	16	64	17
Income before income taxes	8,578	753	17,963	9,964
Provision for income taxes	4,092	516	9,010	1,621
NET INCOME	$4,486	$237	$8,953	$8,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$4,486	$237	$8,953	$8,343
Foreign currency translation adjustments	(6,882)	3,145	(7,458)	(5,007)
Comprehensive income (loss)	$(2,396)	$3,382	$1,495	$3,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2013	100	$—	$399,641	$(158,454)	$13,769
Amortization of stock-based compensation costs	—	—	417	—	—
Net income	—	—	—	8,953	—
Foreign currency translation adjustments	—	—	—	—	(7,458)
Balance, September 30, 2014	100	$—	$400,058	$(149,501)	$6,311
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,953	$8,343
Depreciation and amortization	85,938	89,252
Loss on early extinguishment of debt	—	1,504
Deferred income tax provision	7,430	149
Foreign currency exchange losses	1,344	1,104
Amortization of deferred financing costs	808	989
Amortization of stock-based compensation	417	683
Decrease in allowance for doubtful accounts	(337)	—
Non-cash other loss	14	—
Non-cash revenue	(260)	(1,710)
Decrease in receivables	3,342	20,200
Increase in other assets	(703)	(1,830)
Decrease in deferred revenue	(14,140)	(1,868)
Increase (decrease) in accounts payable and other liabilities	6,544	(5,650)
Net cash provided by operating activities	99,350	111,166
Cash flows from investing activities:
Cash invested in seismic data	(72,272)	(111,812)
Cash paid to acquire property, equipment and other	(1,404)	(695)
Cash from sale of property, equipment and other	—	59
Advances to Seitel Holdings, Inc.	(10)	(253)
Net cash used in investing activities	(73,686)	(112,701)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	—	250,000
Repayment of 9.75% Senior Notes	—	(275,000)
Principal payments on notes payable	—	(29)
Principal payments on capital lease obligations	(187)	(186)
Costs of debt transactions	—	(6,915)
Net cash used in financing activities	(187)	(32,130)
Effect of exchange rate changes	(249)	(186)
Net increase (decrease) in cash and cash equivalents	25,228	(33,851)
Cash and cash equivalents at beginning of period	31,353	61,891
Cash and cash equivalents at end of period	$56,581	$28,040
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,137	$18,409
Income taxes, net of refunds received	$(3,728)	$7,251
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$177	$3,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2014

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Seismic data library additions	$—	$926	$177	$3,903
Revenue recognized on specific data licenses or selections of data	22	941	260	1,623
Revenue recognized related to acquisition contracts	—	3	—	87
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.9 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $2.8 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2014, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.
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
The Company did not have any impairment charges during the nine months ended September 30, 2014 or 2013.

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
The Credit Facility requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of September 30, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2014:
Cash equivalents	$55,764	$55,764	$—	$—
At December 31, 2013:
Cash equivalents	$30,729	$30,729	$—	$—
The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2014 or 2013.
Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
At September 30, 2014 and December 31, 2013, the carrying value of the Company's debt was $250.0 million. The estimated fair value of the debt was approximately $262.5 million at September 30, 2014 and $256.8 million at December 31, 2013. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at September 30, 2014 and December 31, 2013 included $750,000 and $651,000, respectively, of restricted cash related to collateral on seismic operations bonds and $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
Income taxes paid during the nine months ended September 30, 2014 and September 30, 2013 were $2.2 million and $7.5 million, respectively. During the first nine months of 2014 and 2013, the Company received income tax refunds of $5.9 million and $0.3 million, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013
Non-monetary exchanges related to resale licensing revenue	$177	$1,511
Completion of data in progress from prior non-monetary exchanges	—	2,392
Total non-cash additions to seismic data library	$177	$3,903

Non-cash revenue consisted of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013
Acquisition revenue on underwriting from non-monetary exchange contracts	$—	$87
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	260	1,623
Total non-cash revenue	$260	$1,710

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2014, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2014-15, but does not expect that it will have a material effect on its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. The Company is required to adopt the ASU on January 1, 2017. Early application is not permitted, but once effective, entities have the option of using either a full retrospective or modified approach to adopt the new standard. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and financial statement disclosures.

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

The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2014 and December 31, 2013, and the consolidating condensed statements of income, statements of comprehensive income (loss) and statements of cash flows for the nine months ended September 30, 2014 and September 30, 2013 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$47,383	$9,198	$—	$56,581
Receivables
Trade, net	—	31,769	4,883	—	36,652
Notes and other, net	—	9	1,743	—	1,752
Due from Seitel Holdings, Inc.	—	1,140	—	—	1,140
Income tax refund	—	—	1,274	—	1,274
Intercompany receivables (payables)	11,809	4,504	(16,313)	—	—
Investment in subsidiaries	492,895	428,647	691	(922,233)	—
Net seismic data library	—	118,306	56,860	(160)	175,006
Net property and equipment	—	1,690	2,060	—	3,750
Prepaid expenses, deferred charges and other	6,435	2,465	305	—	9,205
Intangible assets, net	900	7,629	2,645	—	11,174
Goodwill	—	107,688	89,054	—	196,742
Deferred income taxes	—	83,881	—	—	83,881
TOTAL ASSETS	$512,039	$835,111	$152,400	$(922,393)	$577,157
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,946	$17,077	$5,889	$—	$33,912
Income taxes payable	536	171	—	—	707
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	26	2,333	—	2,359
Deferred revenue	—	26,495	944	—	27,439
Deferred income taxes	—	—	5,872	—	5,872
TOTAL LIABILITIES	261,482	43,769	15,038	—	320,289
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,058	—	—	—	400,058
Parent investment	—	764,110	156,152	(920,262)	—
Retained earnings (deficit)	(149,501)	27,232	(25,088)	(2,144)	(149,501)
Accumulated other comprehensive income	—	—	6,298	13	6,311
TOTAL STOCKHOLDER’S EQUITY	250,557	791,342	137,362	(922,393)	256,868
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$512,039	$835,111	$152,400	$(922,393)	$577,157

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$24,859	$6,494	$—	$31,353
Receivables
Trade, net	—	22,711	11,905	—	34,616
Notes and other, net	—	4	1,928	—	1,932
Due from Seitel Holdings, Inc.	—	1,130	—	—	1,130
Income tax refund	—	—	7,441	—	7,441
Intercompany receivables (payables)	15,416	14,719	(30,135)	—	—
Investment in subsidiaries	473,191	433,709	1,335	(908,235)	—
Net seismic data library	—	116,199	79,794	(215)	195,778
Net property and equipment	—	2,244	2,367	—	4,611
Prepaid expenses, deferred charges and other	6,841	2,581	422	—	9,844
Intangible assets, net	900	10,038	3,824	—	14,762
Goodwill	—	107,688	93,847	—	201,535
Deferred income taxes	—	92,511	—	—	92,511
TOTAL ASSETS	$496,348	$828,393	$179,222	$(908,450)	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,008	$16,636	$16,133	$—	$37,777
Income taxes payable	153	634	—	—	787
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	50	2,626	—	2,676
Deferred revenue	—	38,748	2,991	—	41,739
Deferred income taxes	—	—	7,578	—	7,578
TOTAL LIABILITIES	255,161	56,068	29,328	—	340,557
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	399,641	—	—	—	399,641
Parent investment	—	764,752	156,924	(921,676)	—
Retained earnings (deficit)	(158,454)	7,573	(20,796)	13,223	(158,454)
Accumulated other comprehensive income	—	—	13,766	3	13,769
TOTAL STOCKHOLDER’S EQUITY	241,187	772,325	149,894	(908,450)	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$496,348	$828,393	$179,222	$(908,450)	$595,513

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$112,072	$34,650	$(1,036)	$145,686
EXPENSES:
Depreciation and amortization	—	55,636	30,347	(45)	85,938
Cost of sales	—	266	16	—	282
Selling, general and administrative	891	14,231	7,413	(1,036)	21,499
	891	70,133	37,776	(1,081)	107,719
INCOME (LOSS) FROM OPERATIONS	(891)	41,939	(3,126)	45	37,967
Interest expense, net	(16,803)	(891)	(1,030)	—	(18,724)
Foreign currency exchange gains (losses)	—	3	(1,347)	—	(1,344)
Other income (loss)	(14)	73	5	—	64
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(17,708)	41,124	(5,498)	45	17,963
Provision (benefit) for income taxes	(6,957)	17,173	(1,206)	—	9,010
Equity in income (loss) of subsidiaries	19,704	(4,292)	—	(15,412)	—
NET INCOME (LOSS)	$8,953	$19,659	$(4,292)	$(15,367)	$8,953

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$8,953	$19,659	$(4,292)	$(15,367)	$8,953
Foreign currency translation adjustments	—	—	(7,468)	10	(7,458)
Comprehensive income (loss)	$8,953	$19,659	$(11,760)	$(15,357)	$1,495

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$112,387	$31,893	$(975)	$143,305
EXPENSES:
Depreciation and amortization	—	66,904	22,348	—	89,252
Cost of sales	—	287	3	—	290
Selling, general and administrative	1,086	12,584	6,858	(975)	19,553
	1,086	79,775	29,209	(975)	109,095
INCOME (LOSS) FROM OPERATIONS	(1,086)	32,612	2,684	—	34,210
Interest expense, net	(17,967)	(2,401)	(1,287)	—	(21,655)
Foreign currency exchange losses	—	—	(1,104)	—	(1,104)
Loss on early extinguishment of debt	(1,504)	—	—	—	(1,504)
Other income	—	17	—	—	17
Income (loss) before income taxes and equity in income of subsidiaries	(20,557)	30,228	293	—	9,964
Provision for income taxes	—	1,472	149	—	1,621
Equity in income of subsidiaries	28,900	144	—	(29,044)	—
NET INCOME	$8,343	$28,900	$144	$(29,044)	$8,343

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income	$8,343	$28,900	$144	$(29,044)	$8,343
Foreign currency translation adjustments	—	—	(5,007)	—	(5,007)
Comprehensive income (loss)	$8,343	$28,900	$(4,863)	$(29,044)	$3,336

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,485)	$73,248	$38,587	$—	$99,350
Cash flows from investing activities:
Cash invested in seismic data	—	(52,935)	(19,337)	—	(72,272)
Cash paid to acquire property, equipment and other	—	(1,273)	(131)	—	(1,404)
Advances to Seitel Holdings, Inc.	—	(10)	—	—	(10)
Net cash used in investing activities	—	(54,218)	(19,468)	—	(73,686)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(24)	(163)	—	(187)
Intercompany transfers	12,485	3,515	(16,000)	—	—
Net cash provided by (used in) financing activities	12,485	3,491	(16,163)	—	(187)
Effect of exchange rate changes	—	3	(252)	—	(249)
Net increase in cash and cash equivalents	—	22,524	2,704	—	25,228
Cash and cash equivalents at beginning of period	—	24,859	6,494	—	31,353
Cash and cash equivalents at end of period	$—	$47,383	$9,198	$—	$56,581

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(18,542)	$102,136	$27,572	$—	$111,166
Cash flows from investing activities:
Cash invested in seismic data	—	(89,278)	(22,534)	—	(111,812)
Cash paid to acquire property, equipment and other	—	(457)	(238)	—	(695)
Cash from sale of property, equipment and other	—	59	—	—	59
Advances to Seitel Holdings, Inc.	—	(253)	—	—	(253)
Net cash used in investing activities	—	(89,929)	(22,772)	—	(112,701)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(29)	—	—	—	(29)
Principal payments on capital lease obligations	—	(23)	(163)	—	(186)
Costs of debt transactions	(6,915)	—	—	—	(6,915)
Intercompany transfers	50,486	(51,336)	850	—	—
Net cash provided by (used in) financing activities	18,542	(51,359)	687	—	(32,130)
Effect of exchange rate changes	—	—	(186)	—	(186)
Net increase (decrease) in cash and cash equivalents	—	(39,152)	5,301	—	(33,851)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$21,381	$6,659	$—	$28,040

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC and in our future periodic reports filed with the SEC.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash resales	$29,405	$18,527	$87,771	$63,602
Other revenue components:
Acquisition underwriting revenue	11,175	22,440	42,512	62,926
Non-monetary exchanges	—	926	177	1,511
Revenue recognition adjustments	(248)	1,305	12,086	11,680
Solutions and other	967	1,212	3,140	3,586
Total revenue	$41,299	$44,410	$145,686	$143,305

Cash EBITDA: Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, less cost of goods sold and cash selling, general and administrative expenses (excluding non-routine and other corporate expenses such as severance and legal, financial and other expenses related to corporate and strategic transactions).

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash EBITDA	$23,279	$13,927	$69,597	$48,284
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	11,175	22,440	42,512	62,926
Non-monetary exchanges	—	926	177	1,511
Revenue recognition adjustments	(248)	1,305	12,086	11,680
Add (subtract) other items included in net income:
Depreciation and amortization	(18,309)	(32,085)	(85,938)	(89,252)
Non-cash operating expenses	(113)	(185)	(417)	(683)
Non-routine and other corporate expenses	(4)	(103)	(50)	(256)
Interest expense, net	(6,306)	(6,202)	(18,724)	(21,655)
Foreign currency gains (losses)	(901)	714	(1,344)	(1,104)
Loss on early extinguishment of debt	—	—	—	(1,504)
Other income	5	16	64	17
Provision for income taxes	(4,092)	(516)	(9,010)	(1,621)
Net income	$4,486	$237	$8,953	$8,343

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2014 to November 7, 2014, we completed the addition of approximately 1,300 square miles of seismic data to our library. As of November 7, 2014, we had approximately 1,300 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2013.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition underwriting revenue:
Cash underwriting	$11,175	$22,437	$42,512	$62,839
Underwriting from non-monetary exchanges	—	3	—	87
Total acquisition underwriting revenue	11,175	22,440	42,512	62,926
Resale licensing revenue:
Cash resales	29,405	18,527	87,771	63,602
Non-monetary exchanges	—	926	177	1,511
Revenue recognition adjustments	(248)	1,305	12,086	11,680
Total resale licensing revenue	29,157	20,758	100,034	76,793
Total seismic revenue	40,332	43,198	142,546	139,719
Solutions and other	967	1,212	3,140	3,586
Total revenue	$41,299	$44,410	$145,686	$143,305
Total revenue was $41.3 million in the third quarter of 2014 compared to $44.4 million in the third quarter of 2013. Acquisition underwriting revenue was $11.2 million in the third quarter of 2014 compared to $22.4 million in the third quarter of 2013. The decrease between quarters is attributable to successful execution of our cash generation strategy in 2014, which focuses on reduced, but targeted, investment. New data acquisition activity in the third quarter of 2014 was primarily focused in the Eagle Ford/Woodbine unconventional play in the U.S. Total resale licensing revenue was $29.2 million in the third quarter of 2014 compared to $20.8 million in the third quarter of 2013. Cash resales were $29.4 million, an increase of $10.9 million, or 59%, in the third quarter of 2014 compared to cash resales of $18.5 million in the third quarter of 2013. Cash resales increased between the quarters primarily due to an increase in licensing of data in conventional areas. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between the third quarters of 2013 and 2014 was primarily due to a decrease in revenue recognized on contracts where the data was not available for delivery at the time of licensing. This reduction in revenue recognized was partially offset by a decrease in the deferral of new licensing contracts. Solutions and other revenue was $1.0 million in the third quarter of 2014 compared to $1.2 million in the third quarter of 2013.
Total revenue for the first nine months of 2014 was $145.7 million compared to $143.3 million in the first nine months of 2013. Acquisition underwriting revenue was $42.5 million for the first nine months of 2014, reflecting 69% underwriting on new data acquisition projects, compared to $62.9 million in the first nine months of 2013, reflecting 67% underwriting on new data acquisition projects. In 2014, we have been focused on reduced, but targeted, investment. This reduction directly impacts acquisition underwriting revenue. We continue to focus our data acquisition activity on areas with oil and liquids-rich hydrocarbons, with the majority of our activity in the first nine months of 2014 occurring in the Eagle Ford/Woodbine, Utica/Marcellus, Permian and Montney areas. Total resale licensing revenue was $100.0 million in the first nine months of 2014 compared to $76.8 million in the first nine months of 2013. For the first nine months of 2014, cash resales were $87.8 million, an increase of $24.2 million, or 38%, compared to $63.6 million in the first nine months of 2013. We have experienced stronger cash resale activity in the first nine months of 2014 in both unconventional and conventional areas. Revenue recognition adjustments in the first nine months of 2014 did not significantly vary from the first nine months of 2013. Solutions and other revenue was $3.1 million in the first nine months of 2014 compared to $3.6 million in the first nine months of 2013.
At September 30, 2014, we had a deferred revenue balance of $27.4 million, compared to the December 31, 2013 balance of $41.7 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Amortization of seismic data:
Income forecast	$12,176	30.2%	$24,406	56.5%	$65,587	46.0%	$67,926	48.6%
Straight-line	4,753	11.8%	5,995	13.9%	16,200	11.4%	16,256	11.6%
Total amortization of seismic data	16,929	42.0%	30,401	70.4%	81,787	57.4%	84,182	60.2%
Depreciation of property and equipment	292		260		738		780
Amortization of acquired intangibles	1,088		1,424		3,413		4,290
Total	$18,309		$32,085		$85,938		$89,252
Income forecast amortization as a percentage of total seismic revenue decreased from 2013 to 2014 primarily due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and nine months ended September 30, 2014, the percentage of resale revenue recognized from data whose costs were fully amortized was 78% and 49%, respectively, as compared to 41% and 56% in the three and nine months ended September 30, 2013, respectively. Also impacting the percentage of income forecast amortization to total seismic revenue was the decrease in amortization expense related to new data acquisition resulting from the lower level of acquisition underwriting revenue in the 2014 periods. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization will vary between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $7.2 million in the third quarter of 2014 compared to $5.9 million in the third quarter of 2013 and $21.5 million in the first nine months of 2014 compared to $19.6 million in the first nine months of 2013. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash SG&A expenses	$7,068	$5,727	$21,082	$18,870
Non-cash compensation expense	113	185	417	683
Total	$7,181	$5,912	$21,499	$19,553
Cash SG&A expenses increased $1.3 million in the third quarter of 2014 compared to the third quarter of 2013. This increase was primarily due to an increase in annual incentive compensation resulting from the increase in Cash EBITDA in 2014. The increase in cash SG&A expenses of $2.2 million in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to an increase in variable expenses. These variable expenses are comprised of commissions and annual incentive compensation and were higher in the first nine months of 2014 due to the increase in revenue and Cash EBITDA. This increase was offset by a benefit resulting from the reduction in our allowance for doubtful accounts primarily due to the collection of a previously reserved receivable.
Interest Expense, Net
Interest expense, net, was $6.3 million and $18.7 million in the three and nine months ended September 30, 2014, respectively, compared to $6.2 million and $21.7 million in the three and nine months ended September 30, 2013, respectively. The decrease in interest expense from the first nine months of 2013 to the first nine months of 2014 was due to the refinancing of our 9.75% senior notes due 2014 (“9.75% Senior Notes”) in March 2013, which resulted in a lower principal amount and a lower interest rate.
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge which included the write-off of unamortized issue expenses in the first nine months of 2013.

Income Taxes
Income tax expense was $4.1 million in the third quarter of 2014 compared to $0.5 million in the third quarter of 2013. As a result of the release of the valuation allowance on our U.S. deferred tax assets at December 31, 2013, we are now recognizing federal tax expense on our U.S. operations. Income tax expense in the third quarter of 2014 was comprised of (i) U.S. federal tax expense of $4.6 million, (ii) U.S. state tax expense of $0.3 million and (iii) a benefit of $0.8 million related to our Canadian operations. The expense in the third quarter of 2013 was comprised of (i) an expense of $0.2 million related to our Canadian operations, (ii) $0.5 million in U.S. state tax expense and (iii) a benefit of $0.2 million related to certain research and development tax credits in Canada.
Income tax expense was $9.0 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. The expense for the first nine months of 2014 was comprised of (i) $9.2 million in U.S. federal tax expense, (ii) $1.0 million in U.S. state tax expense, (iii) a benefit of $1.3 million related to our Canadian operations and (iv) an expense of $0.1 million related to interest on uncertain tax positions. The expense for the first nine months of 2013 was comprised of (i) a $0.2 million expense related to our Canadian operations, (ii) a benefit of $0.2 million related to certain research and development tax credits in Canada, (iii) $1.4 million in U.S. state tax expense, (iv) $0.1 million in U.S. Federal tax expense related to our estimated alternative minimum tax liability and (v) an expense $0.1 million related to interest on uncertain tax positions.
Net Income
Net income was $4.5 million in the third quarter of 2014 compared to $0.2 million in the third quarter of 2013. The $4.3 million increase was primarily due to lower amortization expense associated with our data library partially offset by a reduction in revenue primarily resulting from lower data acquisition revenue, an increase in variable SG&A expenses and higher income tax expense resulting from U.S. operations. Net income was $9.0 million in the first nine months of 2014 compared to $8.3 million in the first nine months of 2013. The increase in net income of $0.7 million from the first nine months of 2013 to the first nine months of 2014 primarily resulted from an increase in revenue primarily resulting from increased resale activity, lower amortization of seismic data and lower interest expense offset by an increase in variable SG&A expenses and higher income tax expense resulting from U.S. operations. Additionally, the first nine months of 2013 included a $1.5 million charge related to the early extinguishment of our debt.
Liquidity and Capital Resources
As of September 30, 2014, we had $56.6 million in consolidated cash, cash equivalents and short-term investments, including $0.9 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at September 30, 2014, was $9.1 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note D - Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of September 30, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at September 30, 2014.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at September 30, 2014.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.

Cash Flows from Operating Activities: Cash flows provided by operating activities were $99.4 million and $111.2 million for the nine months ended September 30, 2014 and 2013, respectively. Operating cash flows for 2014 decreased from 2013 primarily due to a reduction in acquisition underwriting revenue and lower collections on cash resales partially offset by income tax refunds received and reduced interest payments.
Cash Flows from Investing Activities: Cash flows used in investing activities were $73.7 million and $112.7 million for the nine months ended September 30, 2014 and 2013, respectively. Cash expenditures for seismic data were $72.3 million and $111.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash invested in seismic data for 2014 compared to 2013 was primarily due to a reduction in data acquisition activity in the U.S.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million and $32.1 million for the nine months ended September 30, 2014 and 2013, respectively. This decrease was due to the refinancing of our 9.75% Senior Notes in 2013 whereby we used $25.0 million cash on hand to pay down principal and paid $6.9 million in fees and expenses in connection with the issuance of our 9½% Senior Notes.
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
Deferred Taxes
As of September 30, 2014, we had a net deferred tax liability of $5.9 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $82.3 million and a state deferred tax asset of $1.6 million.
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
Capital Expenditures
During the nine months ended September 30, 2014, capital expenditures for seismic data and other property and equipment amounted to $66.4 million. Our capital expenditures for the remainder of 2014 are presently estimated to be $30.8 million. The first nine months of 2014 actual and 2014 estimated remaining capital expenditures are comprised of the following (in thousands):

	Nine Months Ended September 30, 2014	Estimate for Remainder of 2014	Total Estimate for 2014
New data acquisition	$61,879	$28,921	$90,800
Cash purchases and data processing	3,710	690	4,400
Non-monetary exchanges	177	523	700
Property and equipment and other	603	697	1,300
Total capital expenditures	66,369	30,831	97,200
Less: Non-monetary exchanges	(177)	(523)	(700)
Changes in working capital	7,484	—	7,484
Cash investment per statement of cash flows	$73,676	$30,308	$103,984

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

	Nine Months Ended September 30, 2014	Estimate for Remainder of 2014	Total Estimate for 2014
Total capital expenditures	$66,369	$30,831	$97,200
Less: Non-cash additions	(177)	(523)	(700)
Cash underwriting	(42,512)	(21,288)	(63,800)
Net cash capital expenditures	$23,680	$9,020	$32,700
As of November 7, 2014, we had capital expenditure commitments related to data acquisition projects of approximately $66.8 million, of which we have obtained approximately $45.4 million of cash underwriting. We expect approximately $7 million of our $21.4 million committed net cash capital expenditures to be incurred in 2014 with the remainder being incurred in 2015. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 29 of this Quarterly Report.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of September 30, 2014, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2013 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Income. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of September 30, 2014, if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Income would be approximately $0.5 million.
We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2014.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SEITEL, INC.

Date: November 12, 2014	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2014	/s/ Marcia H. Kendrick
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
Employment Agreement by and between Seitel, Inc. and Richard Kelvin dated August 1, 2014 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, as filed with the SEC on August 7, 2014).

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