Form 10-K
period 2014-12-31
SEITEL INC
filed 2015-02-20
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes  ☒    No  ☐
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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On February 17, 2015, there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the capital expenditure budgets of our customers. Also note that we provide a cautionary discussion of risks and uncertainties under the captions “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.
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
PART I

Item 1. Business
General

We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of onshore and offshore geological data that we have accumulated since our inception in 1982. We believe our data library is the largest onshore three-dimensional (“3D”) database available for licensing in North America and includes leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas.
As of February 2015, we own over 41,000 square miles of onshore 3D data, consisting of 28,200 square miles in the United States (68%) and 13,400 square miles in Canada (32%). We have a leading market position in key geographies in the North American unconventional onshore oil and gas plays where exploration and production (“E&P”) companies have been focusing their efforts in recent years. Over 50% of our onshore 3D library is comprised of data located in unconventional plays, and currently we have an additional 1,400 square miles of onshore 3D data in progress in those areas. Since 2008, we have embarked upon a campaign to acquire data in key unconventional plays, adding over 10,000 square miles to our library.
Our business model is to acquire data selectively in geological formations that we believe will support drilling from a variety of oil and gas producers over an extended period of time. We design and manage new surveys and license them to initial clients which typically fund a significant portion (55% to 75%) of the total cost of each survey (referred to as “client underwriting”). Seitel typically owns 100% of the acquired data and licenses the data to additional parties on a non-exclusive basis (referred to as “resales”). Such resales are unlimited in both time and amount and require minimal incremental cash costs, leading to a reasonably short payback period on recent investments of about three years on average and strong returns thereafter. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 38% of our 2014 3D onshore resale revenue coming from data over five years old, including resales of data from vintages as early as 1995.

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
We serve a market which includes over 1,600 companies in the oil and gas industry. Our customers include large independent and major integrated oil and gas companies as well as small and mid-cap E&P companies. The importance of geological data in the exploration and development process drives demand for data in our library. Specifically, our customers use seismic data to identify geographical areas where subsurface conditions are favorable for oil and gas exploration and to optimize development and production of oil and gas reserves. Seismic data provides valuable insight for operators including a target zone's thickness, as well as faulting pattern complexity, helping with the design of horizontal drilling programs and minimizing the potential for uneconomic wells.

To support our seismic data licensing business and our clients, we maintain warehouse and electronic storage facilities at our Houston, Texas headquarters and our Calgary, Alberta location. Through our Seitel Solutions business unit (“Solutions”), we offer the ability to access and interact with the seismic data we own and market via a standard web browser and the Internet.

In each of fiscal 2014, 2013 and 2012, approximately 98% of our revenues were generated from customers underwriting data acquisitions and revenue from licensing of seismic data. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note L to Consolidated Financial Statements for information about our revenue by geographical area.
We are a private company controlled by ValueAct Capital Master Fund, L.P. (“ValueAct”) and funds managed by affiliates of Centerbridge Partners, L.P. (“Centerbridge”). We are incorporated under the laws of the State of Delaware. Our principal executive offices are in Houston, Texas.
Description of Operations
Seismic Data
E&P companies consider seismic data an important tool in finding and exploiting hydrocarbons. E&P companies use seismic data in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. In unconventional plays, E&P companies use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. The cost of seismic data is less than 1% of the total cost of most projects, but provides substantial benefits to operators. 3D seismic data provides a graphic depiction of the earth’s subsurface from two horizontal dimensions and one vertical dimension, rendering a more detailed picture than two-dimensional (“2D”) data, which presents a cross-sectional view from one vertical and one horizontal dimension. The more comprehensive geophysical information provided by 3D surveys significantly enhances an interpreter’s ability to evaluate the probability of the existence and location of oil and gas deposits. However, the cost to create 3D seismic data is significantly more than the cost to create 2D seismic data. As a result, 2D data continues to be used by clients for preliminary, broad-scale exploration evaluation, as well as in determining the location and design of 3D surveys. 3D surveys can then be used for more detailed analysis to maximize actual drilling potential and success.

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

Management believes the level of resales from various vintages of our seismic data is useful in order to assess the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2014, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2010	$48,516	38%	$507,251	67%
Investments 2010 through 2014	80,449	62%	247,202	33%
Total 3D onshore	$128,965	100%	$754,453	100%

(1)
Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the 2007 merger between Seitel Acquisition Corp. with and into Seitel, Inc. (the “Merger”).

The following presents a reconciliation of resale revenue for 3D onshore data to total revenue for the year ended December 31, 2014 (in thousands):

Total resale revenue – 3D onshore	$128,965
Other revenue components:
Other resale revenue (principally 2D and offshore)	5,112
Acquisition underwriting revenue	59,960
Solutions and other revenue	4,000
Total revenue	$198,037
The following presents a reconciliation of historical net investment for 3D onshore data (a non-GAAP financial measure) to net book value at December 31, 2014 (the most directly comparable GAAP financial measure) (in thousands):

Historical net investment in seismic data – 3D onshore	$754,453
Add:
Acquisition underwriting revenue – 3D onshore	854,742
Other seismic data investment (principally 2D and offshore)	384,193
Foreign currency translation	30,872
Seismic projects in progress	57,762
Fair value adjustment resulting from the Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(2,079,255)
Net book value	$165,079
Data Library Overview
We believe our data library is the largest onshore 3D database available for licensing in North America. We have built our onshore 3D library over more than 20 years with approximately $1.8 billion in gross investments and we view our library as an asset that would be time- and cost-prohibitive for others to replicate. Over 50% of our onshore 3D library is comprised of data located in unconventional plays and we currently have 1,400 square miles of onshore 3D data in progress in those areas. We believe we are well positioned due to the geographic diversity of our data library, including data in oil-focused and liquids-rich plays such as the Eagle Ford/Woodbine, Permian Basin (West Texas Plays), Niobrara/Bakken, Utica/Marcellus, Granite Wash (Panhandle Plays), Montney and Cardium and in natural gas-focused plays such as the Haynesville and Horn River, with approximately 21,600 miles of data in unconventional areas.
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

The following table describes our 3D seismic data library as of February 17, 2015:

	Completed Surveys		Surveys in Progress
3D Data Library	Square Miles (1)	Percentage of Subtotal	Square Miles (1)

Eagle Ford/Woodbine	6,500	23%	1,000
Niobrara/Bakken	2,600	9%	—
Utica/Marcellus	1,400	5%	—
Haynesville	1,350	5%	—
Panhandle Plays	800	3%	—
West Texas Plays	500	2%	300
Conventional 3D	15,050	53%	50
Total U.S. Onshore	28,200	100%	1,350

Montney	3,900	29%	50
Cardium	3,500	26%	50
Horn River	1,050	8%	—
Conventional 3D	4,950	37%	—
Total Canada	13,400	100%	100

Total 3D Onshore	41,600	80%	1,450

U.S. Offshore	10,500	20%	—

Worldwide Total	52,100	100%	1,450

(1)Square miles reflect mileage net to our revenue interest.

Our data library is a highly valuable asset that has historically generated strong returns on capital. The technical and informational usefulness of our data has generally not declined over time. Demand for data is driven by the level and location of customer exploration and development activity and not the age of the data. Because of our positioning in favorable geographies and the long life of the data, we believe there is significant built-in potential for repeat licensing of data at little or no marginal cost. The existing library is highly defensible as the customer's cost of licensing data is typically much lower than the cost of creating a new survey. We believe there is little incentive for competitors to survey areas where we already have data.
Onshore U.S. and Canada: Since 2008, our capital investment in both the U.S. and Canada has been focused on unconventional plays, initially in the shale gas areas and, since 2011, shifting towards oil-focused and liquids-rich objectives. These changes in focus are made in accordance with the activity of our clients and our ability to shift with them is an important component of our growth strategy.
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
Underwritten Data Acquisitions: We design and manage new seismic surveys that are specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may occasionally have a limited exclusivity period. We consider the contracts executed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while the survey is in progress or once it is completed is considered a resale license. Almost all of our data acquisition activity during 2014 occurred in unconventional plays, primarily the Eagle Ford/Woodbine in Texas, Permian in West Texas, Utica/Marcellus in Pennsylvania, and both Montney and Cardium in Western Canada. All field work on these projects is outsourced to subcontractors. A significant percentage of the data processing for our U.S. and Canadian projects is processed by our internal data processing groups located in Houston and Calgary. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.
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
Competitive Strengths
We believe we have the following competitive strengths:
Large and Diverse Data Library with Leading Market Position in Key Oil and Gas Producing Regions: We believe we have the largest onshore 3D seismic data library available for licensing in North America. Our data covers a diverse range of oil and gas producing regions in the United States and Canada and we believe it provides us with leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas. As of February 2015, we have approximately 21,600 square miles of unconventional 3D data, and almost our entire data acquisition backlog as of February 2015 is directed to oil and liquids-rich unconventional plays. We have grown our onshore 3D unconventional library by 12.1% compounded annually since the beginning of 2008. In the near term, we will focus on further development of existing plays where our clients are active. Our competitive advantage is driven by our ability to:

•	successfully bid for new seismic surveys that are in our areas of focus as a result of our knowledge of data return characteristics for similar data in our existing library;

•	creatively market our data library with an innovative strategy, which includes tailoring licenses to meet our clients' needs;

•	generate client trust by delivering surveys on time that meet oil and gas client requirements particularly those clients that are early participants; and

•	retain and grow valuable client relationships.

With one of the largest onshore seismic data libraries in the active North American oil and natural gas basins, we have an established competitive position. Since 1994, we have invested approximately $2.0 billion to build our data library, with a gross investment of approximately $1.8 billion, $800 million net of underwriting, in onshore 3D data. We believe that the current replacement cost of our seismic library significantly exceeds our original investment, and that our broad geographic coverage and strong presence in the active North American onshore oil and gas basins coupled with our domain expertise creates significant barriers to replication and a defensible market position. We believe competitors will generally not shoot over areas already in our library because it is not economically viable to do so.
Multiple Revenue Opportunities Lead to Strong Returns on New and Existing Data: We derive revenue from the non-exclusive licensing of our data. Importantly, data within our library can be licensed on a non-exclusive basis multiple times over a span of many years with minimal incremental costs, if any. Several factors lead to multiple licensing of our data which drives high returns on our investments over time. An area captured by a 3D survey may have multiple mineral holders within a particular stratigraphic layer as well as vertically across layers. Also, new oil and gas field discoveries, new drilling technologies and pipeline and oil and gas infrastructure expansion can cause renewed activity in a previously assessed surrounding area. Due to the capital intensive nature of developing unconventional plays, many oil and gas companies seek partners to share in the cost of development and these partners will often need to purchase licenses for their own use. In addition, merger and acquisition activity often requires re-licensing of data following a change in field ownership. Moreover, prospective developers and investors without mineral rights may seek our data.
Our payback period on investments in unconventional plays has been short and we have proven our ability to license onshore data for extended periods after its creation. For the year ended December 31, 2014, 38% of total resale revenue for 3D onshore data came from data acquired before 2010 and included licensing data from 1995, one of our earliest vintage years. For recent investments, we have a reasonably short payback period of about three years on average, with annual returns on investments averaging approximately 33% in the first three years of an investment.
Ability to Adjust Quickly to Oil and Gas Industry Cycles: Our variable operating structure allows us to curtail overhead costs quickly during cyclical downturns in the oil and gas industry because we have no fixed overhead costs related to maintaining seismic equipment or crews and our employee compensation structure is commission-based and bonus-centric. As distinct from our business model, the majority of seismic companies own and operate seismic equipment and crews, creating fixed operating expenses and less flexible cost structures. In addition, most of our capital expenditures are discretionary additions to our seismic data library with significant underwriting commitments from customers, allowing us to reduce capital expenditures when necessary.
We operate with a low cost structure by maintaining an efficient base of assets and employees. We do not own seismic acquisition equipment or employ seismic acquisition crews, but engage, as required, third-party contractors with qualified equipment to shoot new data. We believe this, in addition to the majority of our capital expenditures being discretionary, minimizes our ongoing capital requirements and results in substantially less volatility in cash flows by enabling us to respond quickly to changes in demand. In addition, the creation of new surveys provides cost-effective growth opportunities because we impose strict capital investment thresholds with targeted underwriting levels averaging 60% to 70% and typically do not start work on new acquisition programs without an underwriting commitment. Additionally, we may seek higher levels of underwriting in order to minimize our cash investment while still adding new data to our library. For each of the years 2014 and 2013, we achieved 69% average underwriting levels, and for 2012, achieved 61% average underwriting for new seismic acquisition projects.
Seismic Data Has an Attractive Value Proposition Among Our Blue Chip Customer Base: Our data is key to oil and gas exploration and development activity. Understanding geological structure maximizes production and returns on client investments; however, seismic data purchases represent a small fraction of total drilling and completion costs, generally less than 1%. Our customer base ranges from some of the largest independent oil companies in the world to small, single-basin E&P companies, with very little customer concentration. As we have grown our presence in unconventional plays, our customer base has shifted towards larger producers. In addition, our revenue stream remains highly diversified. One customer accounted for approximately 13% of our revenue in 2014 while no single customer accounted for more than 10% of revenue in 2013 or 2012.
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
Corporate Strategy
Underwritten Data Acquisitions: We add data to our library primarily by contracting with third-party specialist service providers to create new subsurface geological data, which we design and own. Typically, one or more customers will underwrite or fund a significant portion of the direct cost of a seismic survey in exchange for a license or licenses to use the resulting data. The relatively high level of underwritten acquisition costs, typically 55% to 75% of the cost of the survey, lowers our initial capital requirements and enhances our return on investment. We maintain a disciplined return on investment approach to capital expenditures. We only intend to pursue new acquisition projects if we believe that conditions exist for repeated licensing of the same data over an extended period of time. We typically seek significant underwriting commitments before undertaking new acquisition projects as underwriting levels are generally a predictor of long-term demand for seismic data. We target an average of 60% to 70% underwriting level for all new seismic acquisition projects on an aggregate basis. For each of the years 2014 and 2013, we achieved 69% average underwriting levels and for 2012, achieved 61% average underwriting for new seismic acquisition projects. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area. We typically own 100% of the acquired data and license the data to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require no to minimal incremental cash costs, leading to a reasonably short payback period on recent investments of about three years on average, with strong returns thereafter. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 38% of our 2014 3D onshore resale revenue coming from data over five years old, including resales of data from vintages as early as 1995.
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
Expand Library in a Disciplined and Cost-effective Manner: The substantial majority of our library additions come from new seismic data creation. We also grow our data library through cash purchases of existing seismic data, non-monetary data exchanges and new value-added products created from existing data. We focus our data acquisition efforts on oil and natural gas producing areas that we believe are well suited to benefit from current and emerging trends in the E&P industry. The decision to make capital investments is weighed against the estimated length of the payback period and projected return on capital. We believe ample opportunities exist to grow our library in existing plays and, as oil and gas industry activity dictates, to expand into emerging areas. We use proprietary information tools and apply our management expertise to select among our pipeline of new survey opportunities. We typically pursue a new acquisition project only if it has a significant underwriting commitment from our customers and if we believe that conditions exist for repeated licensing of the data over an extended period of time. We are thorough in our evaluation of survey opportunities and are selective in adding prospective surveys to our pipeline and therefore not all surveys will meet our return requirements.
Leverage Internal Geophysical and Operations Management Expertise while Outsourcing Lower Margin Services: Our strong geophysical, technical and field operating management expertise is essential in maintaining our leadership through our ability to design surveys with attractive return potential and to manage their creation. We will continue to outsource the non-core, fixed-cost intensive services, including surveying, permitting and data capture involving field equipment and crews. This strategy enables us to select vendors that we believe offer the best price, equipment and skill sets for a particular environment, geographical location or geophysical objective and provides us with access to state-of-the-art equipment and emerging technologies. We believe this operating model also gives us the flexibility to control costs to respond appropriately to changing market conditions.
Maintain a Strong Balance Sheet and Ample Liquidity: We believe a strong balance sheet and ample liquidity are critical elements to managing the business through industry cycles. We intend to fund data acquisitions with the cash flow generated from operations.

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
North American Oil and Gas Markets: The emergence of shale and other unconventional plays has led to significant increases in production of oil and natural gas in North America. This increased production has dramatically reduced the amount of oil the U.S. imports. For most of 2014, oil markets remained relatively balanced. However, in the fourth quarter of 2014 and continuing into early 2015, oil prices declined significantly due to several factors. Growing output from the U.S., coupled with OPEC’s commitment to maintain production quotas, has resulted in a higher market supply of oil at a time when oil demand is slowing. At the same time, production recovered in countries that had been experiencing political unrest. In addition, a strengthening U.S. dollar relative to other major currencies has contributed to lower demand for oil.

As a result of the recent decline in oil prices, E&P companies have announced reductions in their capital spending budgets for 2015. According to Barclay’s Global 2015 E&P Spending Outlook, spending is expected to decline as much as 30% or more if 2015 West Texas Intermediate crude oil prices stay in the $50s per barrel. In addition, natural gas prices remain relatively low, reflecting abundant supplies.
The Energy Information Administration (“EIA”) expects U.S. crude oil production to continue to grow in 2015 despite lower crude oil prices and reduced drilling. Based on the EIA’s Short-Term Energy Outlook dated February 10, 2015, the EIA expects U.S crude oil production to average 9.3 million barrels per day in 2015 and 9.5 million barrels per day in 2016 compared to 8.6 million barrels per day in 2014. Global consumption is expected to grow by 1.0 million barrels per day in both 2015 and 2016. In its February, 2015 report, the EIA predicts the price of West Texas Intermediate crude oil to average $55 per barrel in 2015 and $71 per barrel in 2016, as compared to the average of $93 in 2014.
In this same report, the EIA projects that total U.S. natural gas production will average 72.8 billion cubic feet per day (Bcf/d) in 2015 and 74.4 Bcf/d in 2016 compared to 70.2 Bcf/d in 2014. U.S. natural gas consumption is expected to grow slightly, averaging 74.3 Bcf/d in 2015 and 72.5 Bcf/d in 2016 compared to 73.3 Bcf/d in 2014. The EIA expects natural gas working inventories to remain at high levels. The EIA predicts that natural gas spot prices will remain relatively low through 2016, with an average of $3.05 per million British thermal units (MMBtu) in 2015 and $3.47 per MMBtu in 2016 as compared to the average of $4.39 per MMBtu in 2014.
As a result of the recent decline in oil prices and reduced capital spending by our clients announced for 2015, we anticipate that demand for our seismic data will decline. However, we are unable to predict the severity or duration of such decrease in demand. We believe we are well positioned to deal with this challenging environment due to our variable operating structure, asset-light business model and our strong cash balance at December 31, 2014.

Importance of Seismic Data: We believe the use of 3D seismic data will continue to be an important part of oil and gas companies' exploration and development spending as they are continually looking to reduce drilling risk, decrease oil and natural gas finding costs and increase the efficiencies of reservoir location, delineation, completion and management. In addition, we believe that seismic data is a key component of oil and gas production activity in the unconventional plays. Seismic data can provide a wealth of insight into the targeted resource, including areal extent, depth, thickness, faulting patterns and a number of complex rock properties. Such insights enhance our customers' ability to design efficient and productive horizontal drilling and fracking programs. Understanding these unique features is critical for our customers as they develop their horizontal drilling plans, which can result in lateral drilling that reaches over one mile in each direction.
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
Backlog
At February 17, 2015, we had capital expenditure commitments related to data creation projects of approximately $65.5 million, of which we have obtained approximately $45.0 million of underwriting. We anticipate that the majority of this backlog will be recognized over the next 12 months. This is compared to capital expenditure commitments at February 18, 2014 of $47.3 million with underwriting of approximately $32.7 million.
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
Customers
We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap E&P companies and private prospect generating individuals. One customer accounted for approximately 13% of our revenue during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, no one customer accounted for more than 10% of revenue. We believe that the quality of our data, the breadth of its coverage in the major active North American basins and our longstanding commitment to client service enables us to attract top-tier clients. Because we do not acquire data speculatively, strategic relationships with our customers have been and will continue to be critical to our growth. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.
Competition
The creation and licensing of seismic data is competitive. Customers consider several factors, including location of data, price, technological expertise and reputation for quality and dependability, when choosing a service provider. There are a number of geophysical companies that create, market and license seismic data and maintain seismic data libraries. Rather than outsourcing their seismic data activities, some oil and gas companies create their own seismic data libraries, which they license to others. Our largest competitors, many of whom are engaged in acquiring seismic data, as well as maintaining a data library, are CGG; Geokinetics, Inc.; Geophysical Pursuit, Inc.; Global Geophysical Services, Inc.; FairfieldNodal; Pulse Seismic Inc.; Seismic Exchange, Inc.; TGS Nopec; Vector Seismic Data Processing, Inc.; and WesternGeco. Many of our competitors have substantially larger revenues and resources than we do.
Regulation
Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including requirements relating to environmental protection and worker health and safety laws. We invest financial and managerial resources to comply with these laws, regulations and related permit requirements. Various governmental authorities have the power to enforce compliance with these laws and regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including monetary fines, injunctions or both. In addition, failure to timely obtain required permits may result in delays in acquiring new data for our data library or cause operating losses. Because these laws and regulations as well as our business may change from time to time, we cannot predict the future cost of complying with these laws, and expenditures to ensure our compliance could be material in the future. Modification of existing laws or regulations or adoption of new laws or regulations limiting exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data. For example, hydraulic fracturing has become the subject of increased public opposition and governmental regulation both in the United States and in foreign countries due to public concerns that the practice may adversely affect drinking water supplies and/or adversely affect local communities. In another example, a number of provincial, state, regional and foreign legal initiatives have emerged in recent years that seek to reduce greenhouse gas emissions and the U.S. Environmental Protection Agency (“EPA”), based on its findings that emissions of greenhouse gases present a danger to public health and the environment, has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, restrict emissions of greenhouse gases and require the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore production sources in the United States on an annual basis. The adoption of legislation, regulations or other regulatory initiatives imposing reporting obligations or placing restrictions on hydraulic fracturing activities or greenhouse gas emissives could burden operators and adversely affect the production of crude oil and natural gas, which would, in turn, adversely affect our revenues and results of operations by decreasing the demand for our seismic data and related services. For more information on hydraulic fracturing, see “Item 1A. Risk Factors” beginning on page 13.
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
Employees
As of December 31, 2014, we and our subsidiaries had 138 full-time employees, including eight executive officers, 20 marketing staff and 50 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.
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

Available Information
We make available free of charge, or through the “Investor Relations” section of our website at www.seitel.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. Our Code of Business Conduct and Ethics is also available through the “Investor Relations-Corporate Governance” section of our website or in print to anyone who requests them.
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

RISKS RELATED TO OUR BUSINESS
Our industry and the oil and gas industry is cyclical and our business could be adversely affected by the fluctuating level of capital expenditures by oil and gas companies and by the level and volatility of oil and natural gas prices and global supply and demand dynamics.
Our industry and the oil and gas industry generally are subject to cyclical fluctuations. Demand for our services depends upon spending levels by oil and gas companies for exploration, production, development and field management of oil and natural gas reserves and, in the case of new seismic data creation, the willingness of these companies to forgo ownership in the seismic data. Capital expenditures by oil and gas companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies' short-term and strategic plans. Oil and natural gas prices in turn depend on local, regional and global events or conditions that affect supply and demand for the relevant commodity. These events or conditions are generally not predictable and include, among other things:

•	the level of supply and demand, the expectations regarding future supply and demand, and the actual levels of production of oil and natural gas;

•	the level of prices, and expectations regarding future prices, for oil and natural gas;

•	the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels for oil;

•	oil and gas production levels by non-OPEC countries;

•
worldwide political, military and economic conditions, including social and political unrest in Africa and the Middle East and domestic and foreign governmental regulations and actions (including export restrictions, sanctions, taxes, repatriations and nationalizations);

•	geopolitical uncertainty;

•	technological advances affecting energy exploration, production and consumption;

•	price, availability and government subsidies for alternative fuels;

•	weather, including seasonal patterns that affect regional energy demand as well as severe weather events that can disrupt supply;

•	the ability of E&P companies to raise equity capital and debt financing or otherwise generate funds for exploration, development and production operations;

•	the cost of exploring for, developing and producing oil and natural gas;

•	the level of oil and natural gas reserves;

•	the rate of discovery of new oil and gas reserves and the decline of existing oil and gas reserves; and

•
the enactment and implementation of government policies, including environmental regulations and tax policies, regarding the exploration, production and development of oil and natural gas reserves and the use of fossil fuels and alternative energy sources.

Oil and natural gas prices are subject to significant volatility and there can be no assurance that oil and natural gas prices and demand will not decline in the future. Low oil and natural gas prices and demand have resulted in and continue to result in decreased exploration and development spending by oil and gas companies, which could, in turn, impact our seismic data business. Additionally, increases in oil and gas prices may not increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition. Our customers may adjust their exploration and development spending levels very quickly in response to any material change in oil and natural gas prices. Continued political instability (especially in the Middle East and other oil-producing regions) may lead to further significant fluctuations in demand and pricing for oil and gas or seismic data. Any future decline in oil and natural gas prices, sustained downturn in the oil and gas or seismic data industries, or sustained periods of reduced capital expenditures by oil and gas companies as a result of factors which are beyond our control could have a material adverse effect on our results of operations and cash flow.
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
Economic conditions could adversely affect demand for our seismic data and related services and could increase our credit risk of customer non-payment.
Prices for oil and natural gas fluctuate widely. Prolonged or substantial declines in crude oil and/or natural gas prices could result in many oil and gas companies significantly reducing their levels of capital spending, which could result in reduced demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced. Prolonged or substantial declines in commodity prices could also result in decreases in our customers' liquidity and capital resources which could increase our credit risk of non-payment from such customers.
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

Our working capital needs are difficult to predict with certainty as they fluctuate from quarter to quarter based on the level of activity of our business. This difficulty is due primarily to the timing of our projects, our customers' budgetary cycles and our receipt of payment. We may therefore be subject to significant and rapid increases in our working capital needs that could require us to borrow under our existing revolving credit facility and/or seek additional financing sources. Restrictions in our debt agreements may impair our ability to borrow under our existing revolving credit facility and/or obtain other sources of financing, and access to additional sources of financing may not be available on terms acceptable to us, or at all.

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

•
Underwriting commitments of funding are subject to the creditworthiness of our customers. In the event that a customer refuses or is unable to pay its commitment, we could lose a material amount of money.

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

We rely on developing and acquiring proprietary data, and if we are unable to maintain its confidentiality, we could be materially negatively affected.

To protect the confidentiality of our proprietary and trade secret information, we require employees, consultants, contractors, advisors and collaborators to enter into confidentiality agreements. Our customer data license agreements and acquisition agreements also identify our proprietary, confidential information and require that such proprietary information be kept confidential. While these steps are taken to strictly maintain the confidentiality of our proprietary and trade secret information, it is difficult to ensure that unauthorized use, misappropriation or disclosure will not occur. If we are unable to maintain the confidentiality of our proprietary, confidential information, we could be materially negatively affected.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.
We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. While we continue to implement various procedures and controls to monitor and mitigate security threats and to increase security for our information and infrastructure, this may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability for asserted claims.

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion (approximately 55% to 75%) of our seismic acquisition project costs, including third-party project costs, is underwritten by our customers. We target an average of 60% to 70% underwriting levels for new seismic acquisition projects on an aggregate basis. On occasion, when our underwriting customer owns other appealing seismic data that we want to obtain, we may decide to take ownership in this data to cover a portion of the customer's underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

We rely on third-party contractors to shoot new data.

We do not employ seismic crews or own any seismic survey equipment but contract, as needed, multiple third-party contractors with qualified equipment, personnel and expertise to shoot new data. Any failure, however, by these third-party contractors to meet the requisite industry quality, safety and environmental standards may result in liability to third parties and have a material adverse effect on our business, reputation, financial condition and results of operations. Moreover, if we fail to retain our third-party contractors or obtain replacements on favorable terms or at all, our business and operating results may be materially and adversely affected.

We may be held liable for the actions of third-party contractors.

We often engage a number of third-party contractors to perform specific services and provide products and qualified personnel in connection with our operations. There can be no assurance that we will not be held liable for the actions or inactions of these contractors. In addition, contractors may cause damage or injury to our personnel and property or third-party personnel or property, which may not be fully covered by insurance.

Competition for the acquisition of new seismic data is intense.

There are a number of geophysical services companies that create, market and license seismic data and maintain seismic libraries. Competition for acquisition of new seismic data among geophysical service providers in the United States and Canada historically has been, and we expect will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for new data.

Our operating results and cash flows are subject to fluctuations due to circumstances that are beyond our control.

Our operating results and cash flows from operations have in the past, and may in the future, vary in material respects from period to period. Factors that have and could cause variations include, but are not limited to (1) timing of the receipt and commencement of contracts for data acquisition, (2) our customers' budgetary cycles and their effect on the demand for geophysical products and services, (3) seasonal factors, (4) weather conditions, (5) the timing of cash resales and selections of significant geophysical data from our data library, which are not typically made in a linear or consistent pattern and (6) technological or regulatory changes. These revenue fluctuations could produce unexpected adverse operating results in any period.

A reduction in demand for our seismic data may result in an impairment of the value of our seismic data library.

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

A portion of our revenues is derived from our Canadian activities and operations. As a result, we translate the results of our Canadian operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in accumulated other comprehensive income in stockholder's equity. Realized gains and losses on translation of the Canadian operations into U.S. dollars are included in net income. Currently, we do not hedge our exposure to changes in foreign exchange rates.
We may be unable to attract and retain key employees.
Our success depends upon our ability to attract and retain highly skilled geophysical professionals and other technical personnel. Failure to continue attracting and retaining these individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services.
Our success also depends to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Senior executives, which include our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, General Counsel, HSSE & SD Senior Vice-President, President of Seitel Data, Ltd. and President of Seitel Canada Ltd. have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Any inability to attract and retain key management personnel could have a material adverse effect on our ability to manage our business properly.
We are subject to certain types of claims in the ordinary course of business.
We may become involved in, named as a party to, or be the subject of, various legal matters, including regulatory proceedings, and litigation asserting claims for personal injury, property damage, trespass, and contract disputes. The outcome of pending or future proceedings cannot be predicted with certainty and may be determined adversely to us and, as a result, could have a material adverse effect on our assets, liabilities, business, financial condition, results of operations, cash flows and future prospects.

Current and future government regulation may negatively impact demand for our products and services and increase our cost of conducting business.
The conduct of our business and the demand for our products and services are subject to various laws and regulations administered by federal, provincial, state and local governmental authorities and agencies in the United States and Canada. We may incur significant costs and delays in order to attain or maintain compliance with these legal requirements. These laws and regulations may impose numerous obligations that are applicable to our operations including:

•	the acquisition of permits before commencing regulated activities;

•	the limitation or prohibition of seismic activities in environmentally sensitive or protected areas such as wetlands or wilderness areas; and

•	the application of specific health and safety criteria addressing worker protection.
Failure to comply with laws, regulations, permits, and First Nations and Native Americans protocol may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In the oil and gas industry more generally, protracted approval processes, including consultations with First Nations in Canada and Native Americans in the U.S., for proposed projects could dampen investment in new projects, and thereby negatively impact demand for our products and services.
Additionally, these laws, regulations and government policies may change as a result of political, economic or social climate. Such changes may alter the environment in which we do business as well as the demand for our products and services and, therefore, may impact the results of our operations or increase our liabilities. Stringent current and future laws, regulations and policies concerning hydraulic fracturing activities, emissions of greenhouse gases and the use of renewable energy sources rather than fossil fuels could adversely impact the operations of our customers. Further future changes in these and other laws and regulations or the imposition of additional regulations that adversely impact E&P operators, some of which are our customers, could result in decreased demand for our products and services. Moreover, complying with more stringent regulations could cause an increase in our operating expenses, which could adversely affect our business.
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
Tax authorities may reassess our tax calculations, or may change their administrative policies to our detriment.
There can be no assurance that the relevant tax authorities will agree with how we calculate our income for tax purposes or that such tax authorities will not change their administrative practices to our detriment.

RISKS RELATED TO OUR INDEBTEDNESS
Our level of indebtedness could adversely affect our financial condition and our ability to fulfill our payment obligations and operate our business.

As of December 31, 2014, we had approximately $252.2 million of total outstanding indebtedness, including $2.2 million of capital leases. In addition, we have $30.0 million available for borrowing under our revolving credit facility, which had not been drawn on at December 31, 2014. Our 2015 consolidated annual debt service requirements are expected to aggregate approximately $24.1 million. We may also incur additional indebtedness in the future.
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
In addition, our revolving credit facility bears interest at variable rates. If market interest rates increase, debt payments will rise, which would adversely affect our cash flow. Hedging strategies could be employed such that a portion of the aggregate principal amount of this credit facility carries a fixed rate of interest; however, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of this credit facility may not be hedged and, accordingly, the portion that is not hedged would be subject to changes in interest rates.
The indenture governing our $250.0 million aggregate principal amount of 9½% senior notes due 2019 (“the 9½% Senior Notes”) contains a number of restrictive covenants, which limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.
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

Item 3. Legal Proceedings
We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to our financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2014, we have recorded the estimated amount of potential exposure we may have with respect to litigation and claims. Such amounts are not material to the financial statements.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity
Market Information
Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2014, there was one holder of record of our 100 shares of common stock, $0.001 par value per share.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue	$198,037	$202,874	$240,458	$218,008	$175,556
Expenses and costs:
Depreciation and amortization	121,023	121,598	139,754	142,963	175,592
Cost of sales	304	475	464	100	97
Selling, general and administrative	29,799	25,971	29,088	31,649	31,831
	151,126	148,044	169,306	174,712	207,520
Income (loss) from operations	46,911	54,830	71,152	43,296	(31,964)
Interest expense, net	(25,029)	(27,851)	(29,011)	(34,767)	(40,536)
Foreign currency exchange gains (losses)	(1,974)	(2,222)	681	(726)	441
Loss on early extinguishment of debt	—	(1,504)	—	(7,912)	—
Gain on sale of marketable securities	—	—	230	2,467	4,188
Other income	63	488	780	250	446
Income (loss) before income taxes	19,971	23,741	43,832	2,608	(67,425)
Provision (benefit) for income taxes	10,293	(89,940)	6,782	392	(4,008)
Net income (loss)	$9,678	$113,681	$37,050	$2,216	$(63,417)

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$59,175	$31,353	$61,891	$74,894	$89,971
Seismic data library, net	165,079	195,778	180,117	120,694	106,104
Total assets	579,756	595,513	550,744	500,330	491,009
Total debt	252,219	252,676	278,142	278,256	405,604
Stockholder’s equity (deficit)	253,089	254,956	150,358	109,840	(7,022)
Common shares outstanding	100	100	100	100	100

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
As a result of the recent decline in oil prices, E&P companies have announced reductions in their capital spending budgets for 2015. We anticipate that demand for our seismic data will decline as a result of reduced capital spending by our clients. However, we are unable to predict the severity or duration of such decrease in demand. We believe we are well positioned to deal with this challenging environment due to our variable operating structure, asset-light business model and our strong cash balance at December 31, 2014.
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

North America Drilling Activity: The decline in crude oil prices and the reduction in E&P spending expected in 2015 has already had a direct impact on drilling activity in North America. As of February 13, 2015, the North American land rig count had fallen by 276 rigs since January 2, 2015. Overall, in 2015, the rig count is expected to fall by more than 500 rigs.

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
The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash resales	$123,530	$95,465	$136,234
Other revenue components:
Acquisition underwriting revenue	59,960	87,312	107,254
Non-monetary exchanges	741	1,656	1,554
Revenue recognition adjustments	9,806	13,676	(10,257)
Solutions and other	4,000	4,765	5,673
Total revenue	$198,037	$202,874	$240,458

Cash EBITDA
Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, plus gains on sales of marketable securities and cash distributions from investments obtained as part of licensing our seismic data, less cost of goods sold and cash selling, general and administrative expenses (excluding non-routine corporate expenses such as severance and legal, financial and other expenses related to corporate and strategic transactions).

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash EBITDA	$98,943	$75,064	$115,347
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	59,960	87,312	107,254
Non-monetary exchanges	741	1,656	1,554
Revenue recognition adjustments	9,806	13,676	(10,257)
Solutions non-cash revenue	—	—	20
Add (subtract) other items included in net income:
Depreciation and amortization	(121,023)	(121,598)	(139,754)
Non-cash operating expenses	(536)	(869)	(1,154)
Non-routine and other corporate expenses	(980)	(411)	(1,228)
Interest expense, net	(25,029)	(27,851)	(29,011)
Foreign currency gains (losses)	(1,974)	(2,222)	681
Loss on early extinguishment of debt	—	(1,504)	—
Other income	63	488	380
Benefit (provision) for income taxes	(10,293)	89,940	(6,782)
Net income	$9,678	$113,681	$37,050
Growth of our Seismic Data Library
We regularly add to our seismic data library through four different methods: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data through non-monetary exchanges and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2014, 2013 and 2012, we completed the addition of approximately 1,600 square miles, 2,700 square miles and 2,800 square miles, respectively, of seismic data to our library. As of February 17, 2015, we had 1,450 square miles of seismic data in progress.
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
Data Library Amortization
We amortize our seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate) or a straight-line basis over the useful life of the data. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected and ensures that costs are fully amortized at the end of the data’s useful life. With respect to each survey in the data library, the straight-line policy is applied from the time such survey is completed and available for licensing to customers on a non-exclusive basis.
We apply the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. We make this forecast annually and review it quarterly. If, during any such review, we determine that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, we revise the amortization rate attributable to future revenue from each survey in such component. The Company applies a minimum amortization rate of 70%.
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
We apply a minimum income forecast amortization rate of 70% and the effect of decreasing future sales by 20%, with all other factors remaining constant, would not cause the amortization rates to increase from 70% as of January 1, 2015.
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

If it is necessary to perform an analysis to determine if our goodwill is impaired, the two-step impairment test is performed to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The impairment test involves a comparison of the fair value of a reporting unit with its carrying amount, including goodwill to identify if a goodwill impairment exists. For our estimates of the fair value of goodwill, we prepare discounted cash flow analysis, which requires significant judgments and estimates about our future performance. If these projected cash flows change materially, we may be required to record impairment losses relative to goodwill.
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
Results of Operations
Revenue
The following table summarizes the components of our revenue for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Acquisition underwriting revenue:
Cash underwriting	$59,922	$87,225	$101,803
Underwriting from non-monetary exchanges	38	87	5,451
Total acquisition underwriting revenue	59,960	87,312	107,254
Resale licensing revenue:
Cash resales	123,530	95,465	136,234
Non-monetary exchanges	741	1,656	1,554
Revenue recognition adjustments	9,806	13,676	(10,257)
Total resale licensing revenue	134,077	110,797	127,531
Total seismic revenue	194,037	198,109	234,785
Solutions and other	4,000	4,765	5,673
Total revenue	$198,037	$202,874	$240,458
Total revenue for the year ended December 31, 2014 was $198.0 million compared to $202.9 million for the year ended December 31, 2013. The decrease was mainly attributable to a $27.4 million reduction in acquisition underwriting revenue partially offset by a $23.3 million increase in resale licensing revenue. Acquisition underwriting revenue was $60.0 million in 2014, compared to $87.3 million in 2013, with each year reflecting 69% underwriting on new data acquisition projects. In 2014, we focused on reduced, but targeted, investment. This reduction directly impacts acquisition underwriting revenue. New data acquisition activity in 2014 was primarily focused in the Eagle Ford/Woodbine, Permian (West Texas Plays) and Utica/Marcellus in the United States and the Cardium and Montney areas in Canada. Total resale licensing revenue was $134.1 million in 2014 compared to $110.8 million in 2013. In 2014, cash resales totaled $123.5 million, an increase of $28.1 million, or 29%, compared to $95.5 million in 2013. We experienced stronger cash resale activity in 2014 in both unconventional and conventional areas, with a good distribution of activity among the various plays. Cash resales improved year over year in each quarter of 2014; however, we began to see some slowing of cash resale activity in the fourth quarter of 2014 due to the decline in crude oil prices. Non-monetary exchanges fluctuate year to year depending upon data available for trade and totaled $0.8 million in 2014 compared to $1.7 million in 2013. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The change in revenue recognition adjustments between 2013 and 2014, which resulted in a decrease in revenue recognized of $3.9 million between periods, was due to a decrease in selections on open library card contracts, partially offset by fewer deferrals on new data licensing contracts and an increase in revenue recognized on previously deferred direct licensing contracts. Solutions and other revenue was $4.0 million in 2014 compared to $4.8 million in 2013 and was lower primarily due to variation in the type and amount of products delivered.
Total revenue for the year ended December 31, 2013 was $202.9 million compared to $240.5 million for the year ended December 31, 2012. This decrease was due to a reduction in both acquisition underwriting revenue and resale licensing revenue. Acquisition underwriting revenue was $87.3 million in 2013, reflecting 69% underwriting on new data acquisition projects, compared to $107.3 million in 2012, reflecting 61% underwriting on new data acquisition projects. The decrease in acquisition underwriting revenue was primarily attributable to a reduction in data acquisition activity in Canada in 2013 due to a decline in capital spending by E&P companies in Canada. Our new data acquisition activity in 2013 primarily occurred in the Eagle Ford/Woodbine, Utica/Marcellus, Granite Wash (Panhandle Plays) and Permian along with activity in the Cardium and Montney. Total resale licensing revenue was $110.8 million in 2013 compared to $127.5 million in 2012. Cash resales were $95.5 million in 2013 compared to $136.2 million in 2012. We believe that, overall in 2013, the North American land seismic market was soft. E&P companies were focused on cash flow generation, directing much of their capital spending towards production drilling. In addition, merger and acquisition activity in 2013 was less than in recent years. All of these factors contributed to our reduced level of cash resales in 2013. The change in revenue recognition adjustments between 2012 and 2013, which resulted in an increase in revenue recognized of $23.9 million between periods, was due to a decrease in the amount of new licensing contracts requiring deferral and an increase in selections of data from open library card contracts. These increases to revenue recognized were partially offset by a decrease in the recognition of revenue previously deferred. Solutions and other revenue was $4.8 million in 2013 compared to $5.7 million in 2012. The $0.9 million decrease was due to the variation in the types of products delivered and less revenue from third-party data processing projects in 2013.
At December 31, 2014, we had a deferred revenue balance of $34.5 million compared to the December 31, 2013 balance of $41.7 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available for delivery or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2015.............................................................	$29,748
2016............................................................	4,694
2017 and thereafter.....................................	75
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,			Percentage of Revenue
	2014	2013	2012	2014	2013	2012
Amortization of seismic data:
Income forecast	$92,819	$93,625	$108,482	48%	47%	46%
Straight-line	22,740	21,249	24,354	12%	11%	10%
Total amortization of seismic data	115,559	114,874	132,836	60%	58%	56%
Depreciation of property and equipment	975	1,020	1,127
Amortization of acquired intangibles	4,489	5,704	5,791
Total	$121,023	$121,598	$139,754
Total seismic data library amortization amounted to $115.6 million, $114.9 million and $132.8 million in 2014, 2013 and 2012, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
The percentage of income forecast amortization to total seismic revenue was 48% for the year ended December 31, 2014, 47% for the year ended December 31, 2013, and 46% for the year ended December 31, 2012. In all three years, we recognized resale revenue from data whose costs were fully amortized. In 2014, 46% of resales did not attract amortization, as compared to 58% in 2013 and 63% in 2012. Additionally, all acquisition revenue attracts amortization; thus, the decreasing level of acquisition revenue between periods impacted the overall percentage of income forecast amortization. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data is completed and becomes available for sale. The amount of straight-line amortization will vary between periods due to the distribution of revenue among the various surveys.
For each of the years ended December 31, 2014, 2013 and 2012, the rate utilized under the income forecast method was 70% for all components. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2015, the amortization rate to be utilized under the income forecast method is 70% for all components.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $29.8 million in 2014, $26.0 million in 2013 and $29.1 million in 2012. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash SG&A expenses	$29,263	$25,102	$27,934
Non-cash compensation expense	536	869	761
Non-cash rent expense	—	—	393
Total	$29,799	$25,971	$29,088
Cash SG&A expenses increased $4.2 million in 2014 compared to 2013 primarily due to a $3.2 million increase in variable expenses. These variable expenses are comprised of commissions and annual incentive compensation and were higher in 2014 due to the increase in total resale licensing revenue and Cash EBITDA compared to 2013. Also contributing to the increase in cash SG&A from 2013 to 2014 were $0.6 million in legal, financial and other expenses associated with corporate strategic costs and $0.4 million in various other expenses.
The decrease in cash SG&A expenses of $2.8 million from 2012 to 2013 was primarily due to (i) a decrease of $1.2 million in annual cash incentive compensation expense due to our cash EBITDA results falling below the target goals established for 2013, (ii) a $0.5 million decrease in commissions associated with our lower level of revenues in 2013, (iii) a decrease of $0.8 million in non-routine expenses mainly related to debt restructure costs and (iv) $0.3 million in various other expenses.
Non-cash rent expense represented amortization of a favorable facility lease that was recorded as an intangible asset in connection with the Merger. This intangible asset became fully amortized in 2012.
Interest Expense
Interest expense was $25.2 million for the year ended December 31, 2014, $28.2 million for the year ended December 31, 2013 and $29.1 million for the year ended December 31, 2012. The decrease in interest expense in both 2014 and 2013 was due to our refinancing of our 9.75% senior notes due 2014 (“9.75% Senior Notes”) in March 2013, which resulted in a lower level of debt at a lower interest rate for the remainder of 2013 and 2014. In addition, interest expense in 2013 included approximately $2.2 million of interest expense on our 9.75% Senior Notes that overlapped with interest incurred on the new senior notes (from the date of issuance of the new senior notes on March 20, 2013 until the legal discharge of the old senior notes on April 18, 2013).
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge, which reflected the write-off of unamortized issue expenses.
Other Income (Expense)
During the years ended December 31, 2014, 2013 and 2012, we reported foreign currency transaction gains (losses) on U.S. denominated transactions of our Canadian subsidiaries totaling $(2.0) million, $(2.2) million and $0.7 million, respectively.

Income Tax Expense (Benefit)
Income tax expense (benefit) was $10.3 million, $(89.9) million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Release of U.S. federal and state valuation allowance on deferred tax assets	$—	$(100,492)	$—
U.S federal taxes, net of change in valuation allowance	10,575	9,088	342
U.S. state taxes, net of change in valuation allowance	1,212	1,084	1,065
Canadian federal and provincial taxes	(1,680)	542	5,617
Canadian research and development tax credits	—	(361)	(401)
Other	186	199	159
Total tax expense (benefit)	$10,293	$(89,940)	$6,782
Since releasing the valuation allowance on our U.S. deferred tax assets in 2013, we have been recording U.S. federal tax expense on our income in 2014 and 2013. In 2012, we had determined it was more likely than not that our deferred tax assets would not be realized; therefore, our U.S. federal tax expense was offset by a change in our valuation allowance resulting in no federal tax expense recorded other than that which resulted from our alternative minimum tax liability. U.S. state tax expense has remained fairly consistent from 2012 to 2014. The fluctuations in Canadian tax expense from 2012 to 2014 were primarily due to fluctuations in taxable income between the years. Other tax expense primarily relates to interest expense on uncertain tax positions.
Net Income
Net income was $9.7 million in 2014 compared to $113.7 million in 2013. The $104.0 million decrease primarily resulted because 2013 included a $100.5 million benefit related to the release of the entire valuation allowance on our U.S. federal and state deferred tax assets. Additional variances in net income were attributable to lower revenue and higher SG&A expenses, partially offset by lower interest expense. Also, 2013 included a $1.5 million charge related to the early extinguishment of our debt.
Net income was $113.7 million in 2013 compared to $37.1 million in 2012. The $76.6 million increase in net income from 2012 to 2013 was primarily due to lower income tax expense of $96.7 million, the majority of which resulted from the reversal of the entire valuation allowance on our U.S. federal and state deferred tax assets. Net income in 2013 was also impacted by lower revenue partially offset by lower amortization of seismic data, lower SG&A expenses and lower interest expense as compared to 2012. In 2013, we also recorded a $1.5 million non-cash charge related to the early extinguishment of our 9.75% Senior Notes.
Liquidity and Capital Resources
As of December 31, 2014, we had $59.2 million in consolidated cash, cash equivalents and short-term investments, including $0.9 million of restricted cash. Our foreign subsidiary regularly holds cash that is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at December 31, 2014, was approximately $10.6 million.
In addition to the cash on our balance sheet, other sources of liquidity include our credit facility. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note E - Debt” in the Notes to Consolidated Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement (“Credit Facility”) that provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (“LIBOR”) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of

December 31, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at December 31, 2014.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we are in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at December 31, 2014.
We may from time to time, as part of various financing and investing strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Contractual Obligations: The following table summarizes our future contractual obligations as of December 31, 2014 (in thousands):

		Payments due by period
Contractual cash obligations	Total	2015	2016-2018	2019-2020	2021 and thereafter
Debt obligations (1) (2)	$356,875	$23,750	$71,250	$261,875	$—
Capital lease obligations (2)	2,791	371	1,121	780	519
Operating lease obligations	1,390	775	615	—	—
Total contractual cash obligations	$361,056	$24,896	$72,986	$262,655	$519

(1)Debt obligations include the face amount of our 9½% Senior Notes totaling $250.0 million.
(2)Amounts include interest related to debt and capital lease obligations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $124.3 million, $147.9 million and $171.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating cash flows for 2014 decreased from 2013 primarily due to a reduction in acquisition underwriting revenue resulting from lower data acquisition activity and lower collections on cash resales partially offset by income tax refunds received and reduced interest payments. Operating cash flows for 2013 decreased from 2012 primarily due to (i) lower data acquisition activity resulting in reduced collections on acquisition underwriting partially offset by an increase in collections on cash resales, (ii) an increase in income taxes paid and (iii) higher interest payments in 2013 associated with the timing of payments under the 9½% Senior Notes and the satisfaction and discharge of our 9.75% Senior Notes.

Cash Flows from Investing Activities: Cash flows used in investing activities were $95.7 million, $145.7 million and $184.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash expenditures for seismic data were $93.7 million, $144.6 million and $183.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in cash invested in seismic data for 2014 compared to 2013 was primarily due to a planned reduction in data acquisition activity in the U.S. The decrease in cash invested in seismic data for 2013 compared to 2012 was primarily due to decreased data acquisition activity in Canada partially offset by higher capital expenditure payments in the U.S.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million, $32.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The cash flows used in financing activities in 2013 were due to the refinancing of our 9.75% Senior Notes whereby we used $25.0 million cash on hand to pay down principal and paid $7.1 million in fees and expenses in connection with the issuance of our 9½% Senior Notes.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses as well as interest on our 9½% Senior Notes and principal and interest on our other indebtedness from our operating cash flows, cash and cash equivalents on hand and, if required, from borrowings (to the extent available under our Credit Facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see “Overview” and “Item 1A. Risk Factors” above.
Deferred Taxes
As of December 31, 2014, we had a net deferred tax liability of $5.3 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $80.6 million and a state deferred tax asset of $1.1 million.
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
Capital Expenditures
During 2014, capital expenditures for seismic data and other property and equipment amounted to $92.7 million on a gross basis and $31.8 million on a net cash basis. Our capital expenditures for 2015 are presently estimated to be $101.0 million on a gross basis and $28.0 million on a net cash basis. Our 2014 actual and 2015 estimated capital expenditures are comprised of the following (in thousands):

	Year Ended December 31, 2014	Estimate for Year Ending December 31, 2015
New data acquisition	$86,423	$96,100
Cash purchases and data processing	4,174	2,800
Non-monetary exchanges	950	800
Property and equipment and other	1,160	1,300
Total capital expenditures	92,707	101,000
Less: Non-monetary exchanges	(950)	(800)
Changes in working capital	3,886	—
Cash investment per statement of cash flows	$95,643	$100,200
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

	Year Ended December 31, 2014	Estimate for Year Ending December 31, 2015
Total capital expenditures	$92,707	$101,000
Less: Non-cash additions	(950)	(800)
Cash underwriting	(59,922)	(72,200)
Net cash capital expenditures	$31,835	$28,000
As of February 17, 2015, we had capital expenditure commitments related to data acquisition projects of approximately $65.5 million, of which we have obtained approximately $44.8 million of cash underwriting and $0.2 million of underwriting from non-monetary exchanges. See discussion of our sources of liquidity under “Liquidity and Capital Resources.”
Recent Accounting Pronouncements
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

Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2014-15, but do not expect that it will have a material effect on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. We are required to adopt this ASU on January 1, 2017. Early application is not permitted, but once effective, entities have the option of using either a full retrospective or modified approach to adopt the new standard. We are currently evaluating the effect that ASU 2014-09 will have on our financial statements and financial statement disclosures.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates. As of December 31, 2014 and 2013, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts by year of maturity (stated in thousands) and average interest rates for our debt obligations and their indicated fair market value at December 31, 2014:

	2015	2016	2017	2018	2019	There-after	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$—	$250,000	$—	$250,000	$243,843
Average Interest Rate	—	—	—	—	9.50%	—	9.50%
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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our consolidated statements of income. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of December 31, 2014, if the U.S. dollar strengthened or weakened 3% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our consolidated statements of income would be approximately $0.5 million.

Item 8. Financial Statements and Supplementary Data
The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 15(a) (1) and (2) below and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and such criteria, management believes that, as of December 31, 2014, our internal control over financial reporting was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Not later than 120 days after December 31, 2014, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 11. Executive Compensation
Not later than 120 days after December 31, 2014, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Not later than 120 days after December 31, 2014, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
Not later than 120 days after December 31, 2014, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 14. Principal Accountant Fees and Services
Not later than 120 days after December 31, 2014, we will amend this Annual Report on Form 10-K to include the information required by this item.
PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
Page
(1) Financial Statements
Management’s Report on Internal Control Over Financial Reporting	37
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets	39
Consolidated Statements of Income	40
Consolidated Statements of Comprehensive Income (Loss)	41
Consolidated Statements of Stockholder’s Equity	42
Consolidated Statements of Cash Flows	43
Notes to Consolidated Financial Statements	44
(2) Schedule II - Valuation and Qualifying Accounts	75
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

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	February 20, 2015
Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title	Date

/s/	Gregory P. Spivy	Chairman of the Board of Directors	February 20, 2015
Gregory P. Spivy

/s/	Robert D. Monson	Chief Executive Officer, President and Director	February 20, 2015
	Robert D. Monson	(Principal Executive Officer)

/s/	Marcia H. Kendrick	Chief Financial Officer	February 20, 2015
	Marcia H. Kendrick	(Principal Financial Officer)

/s/	Allison A. Bennington	Director	February 20, 2015
Allison A. Bennington

/s/	Ryan M. Birtwell	Director	February 20, 2015
Ryan M. Birtwell

/s/	Dalton J. Boutte	Director	February 20, 2015
Dalton J. Boutte

/s/	Kevin P. Callaghan	Chief Operating Officer and Director	February 20, 2015
Kevin P. Callaghan

/s/	Kyle N. Cruz	Director	February 20, 2015
Kyle N. Cruz

/s/	Jay H. Golding	Director	February 20, 2015
Jay H. Golding

/s/	John E. Jackson	Director	February 20, 2015
John E. Jackson

/s/	Daniel R. Osnoss	Director	February 20, 2015
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
Seitel’s management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2014, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

/s/ Marcia H. Kendrick
Marcia H. Kendrick
Executive Vice President and
Chief Financial Officer
Houston, Texas
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee, Board of Directors and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas
We have audited the accompanying consolidated balance sheets of Seitel, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Houston, Texas
February 20, 2015

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$59,175	$31,353
Receivables
Trade, less allowance for doubtful accounts of $268 and $332, respectively	53,250	34,616
Notes and other, less allowance for doubtful accounts of $0 and $688, respectively	1,698	1,932
Due from Seitel Holdings, Inc. (Note J)	1,143	1,130
Income tax refund	—	7,441
Seismic data library (Note B)	1,239,339	1,180,314
Less: Accumulated amortization	(1,074,260)	(984,536)
Net seismic data library	165,079	195,778
Property and equipment	18,828	19,043
Less: Accumulated depreciation and amortization	(14,971)	(14,432)
Net property and equipment	3,857	4,611
Prepaid expenses, deferred charges and other	10,075	9,844
Intangible assets, net (Note C)	10,013	14,762
Goodwill (Note C)	193,722	201,535
Deferred income taxes (Note D)	81,744	92,511
TOTAL ASSETS	$579,756	$595,513
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable	$18,433	$23,189
Accrued liabilities	12,074	12,586
Employee compensation payable	3,893	2,002
Income taxes payable	197	787
Senior Notes (Note E)	250,000	250,000
Obligations under capital leases (Note F)	2,219	2,676
Deferred revenue (Note A)	34,517	41,739
Deferred income taxes (Note D)	5,334	7,578
TOTAL LIABILITIES	326,667	340,557
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,177	399,641
Retained deficit	(148,776)	(158,454)
Accumulated other comprehensive income	1,688	13,769
TOTAL STOCKHOLDER’S EQUITY	253,089	254,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$579,756	$595,513

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
REVENUE	$198,037	$202,874	$240,458
EXPENSES:
Depreciation and amortization	121,023	121,598	139,754
Cost of sales	304	475	464
Selling, general and administrative	29,799	25,971	29,088
	151,126	148,044	169,306
INCOME FROM OPERATIONS	46,911	54,830	71,152
Interest expense	(25,222)	(28,213)	(29,143)
Interest income	193	362	132
Foreign currency exchange gains (losses)	(1,974)	(2,222)	681
Loss on early extinguishment of debt	—	(1,504)	—
Gain on sale of marketable securities	—	—	230
Other income	63	488	780
Income before income taxes	19,971	23,741	43,832
Provision (benefit) for income taxes	10,293	(89,940)	6,782
NET INCOME	$9,678	$113,681	$37,050
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$9,678	$113,681	$37,050
Unrealized losses on securities held as available for sale, net of tax:
Unrealized net holding losses arising during the period	—	—	(32)
Less: Reclassification adjustment for realized gains included in earnings	—	—	(230)
Foreign currency translation adjustments	(12,081)	(9,952)	2,969
Comprehensive income (loss)	$(2,403)	$103,729	$39,757
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount
Balance, December 31, 2011	100	$—	$398,011	$(309,185)	$21,014
Amortization of stock-based compensation costs	—	—	761	—	—
Net income	—	—	—	37,050	—
Foreign currency translation adjustments	—	—	—	—	2,969
Unrealized losses on securities held as available for sale, net of tax	—	—	—	—	(32)
Reclassification adjustment for realized gains on securities held as available for sale included in earnings, net of tax	—	—	—	—	(230)
Balance, December 31, 2012	100	—	398,772	(272,135)	23,721
Amortization of stock-based compensation costs	—	—	869	—	—
Net income	—	—	—	113,681	—
Foreign currency translation adjustments	—	—	—	—	(9,952)
Balance, December 31, 2013	100	—	399,641	(158,454)	13,769
Amortization of stock-based compensation costs	—	—	536	—	—
Net income	—	—	—	9,678	—
Foreign currency translation adjustments	—	—	—	—	(12,081)
Balance, December 31, 2014	100	$—	$400,177	$(148,776)	$1,688
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$9,678	$113,681	$37,050
Depreciation and amortization	121,023	121,598	139,754
Loss on early extinguishment of debt	—	1,504	—
Deferred income tax provision (benefit)	9,273	(86,863)	1,222
Foreign currency exchange losses (gains)	1,974	2,222	(681)
Amortization of deferred financing costs	1,090	1,246	2,044
Amortization of stock-based compensation	536	869	761
Amortization of favorable facility lease	—	—	393
Decrease in allowance for doubtful accounts	(337)	(300)	(461)
Non-cash other loss (income)	15	(377)	(208)
Non-cash revenue	(1,071)	(2,486)	(8,518)
Gain on sale of marketable securities	—	—	(230)
Decrease (increase) in receivables	(12,199)	26,915	(8,365)
Decrease (increase) in other assets	(405)	586	(43)
Increase (decrease) in deferred revenue	(6,960)	(10,093)	6,520
Increase (decrease) in accounts payable and other liabilities	1,728	(20,572)	2,243
Net cash provided by operating activities	124,345	147,930	171,481
Cash flows from investing activities:
Cash invested in seismic data	(93,682)	(144,557)	(183,244)
Cash paid to acquire property, equipment and other	(1,961)	(936)	(1,422)
Net proceeds from sale of marketable securities	—	—	230
Cash from sale of property, equipment and other	—	61	90
Advances to Seitel Holdings, Inc.	(13)	(256)	(13)
Net cash used in investing activities	(95,656)	(145,688)	(184,359)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	—	250,000	—
Repayment of 9.75% Senior Notes	—	(275,000)	—
Principal payments on notes payable	—	(29)	(66)
Principal payments on capital lease obligations	(249)	(248)	(212)
Debt transaction costs	—	(7,050)	—
Net cash used in financing activities	(249)	(32,327)	(278)
Effect of exchange rate changes	(618)	(453)	153
Net increase (decrease) in cash and cash equivalents	27,822	(30,538)	(13,003)
Cash and cash equivalents at beginning of period	31,353	61,891	74,894
Cash and cash equivalents at end of period	$59,175	$31,353	$61,891
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,132	$32,008	$27,099
Income taxes, net of refunds received	$(4,937)	$7,610	$2,258
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$950	$4,085	$3,376
Capital lease obligations incurred	$—	$—	$95
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Nature of Operations: The Company owns an extensive library of proprietary onshore and offshore seismic data that it offers for license to exploration and production companies. The Company’s library includes a vast amount of data across both unconventional plays and conventional oil and gas basins. Unconventional plays are those that cannot be produced at economic flow rates, nor in economic volumes without the use of advanced stimulation techniques, usually for reasons of low permeability. The more common of these advanced stimulation techniques are horizontal drilling and hydraulic fracturing or any others that would enhance recovery rates. Included in these unconventional resources are heavy oil, tar sands, shale gas and oil, gas hydrates and coalbed methane. The Company has leading seismic market positions in key North American unconventional plays, including the Eagle Ford/Woodbine, Permian Basin, Utica/Marcellus, Niobrara/Bakken and Haynesville in the United States and Montney, Cardium and Horn River in Canada. The majority of the Company's conventional seismic data covers onshore regions within North America with the remainder covering offshore United States. To support its seismic data licensing business and its clients, the Company maintains warehouse and electronic storage facilities in Houston, Texas and Calgary, Alberta, Canada and offers, through its Seitel Solutions business unit (“Solutions”), the ability to access and interact, via a standard web browser and the Internet, with the seismic data library owned and marketed by the Company.
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
Use of Estimates and Assumptions: The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not otherwise capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The customers’ access to and use of the results of the work performed and of the newly acquired, processed data is governed by a master license agreement, which is a separate agreement from the acquisition contract. The Company’s acquisition contracts require the customer either to have a master license agreement in place or to execute one at the time the acquisition contract is signed. The Company typically maintains sole ownership of the newly acquired data, which is added to its library, and is free to license the data to other customers.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Seismic data library additions	$950	$4,085	$3,376
Revenue recognized on specific data licenses or selections of data	1,033	2,399	3,047
Revenue recognized related to acquisition contracts	38	87	5,451
Revenue recognized related to Solutions	—	—	20
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major Customers: One customer accounted for more than 10% of revenue for the year ended December 31, 2014. No single customer accounted for 10% or more of revenue for the years ended December 31, 2013 and 2012.
Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the underlying lease. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $1.0 million, and $1.1 million, respectively.
Debt Issue Costs: Debt issue costs related to the Company’s senior notes and revolving credit facility are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt using the effective interest method. As of December 31, 2014 and 2013, unamortized debt issue costs were $5.6 million and $6.7 million, respectively.
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
Income Taxes: The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recorded for the future income consequences of temporary differences between the financial reporting and income tax basis of assets and liabilities, and are measured using enacted tax rates and laws.
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
The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2014, there were no accumulated net earnings of non-U.S. subsidiaries.
Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income in stockholder's equity. Accumulated translation gains were $1.7 million and $13.8 million at December 31, 2014 and 2013, respectively. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction gains (losses) totaled $(2.0) million, $(2.2) million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $0.5 million for each of the years ended December 31, 2014, 2013 and 2012.
Recent Accounting Pronouncements: In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2014-15, but does not expect that it will have a material effect on its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. The Company is required to adopt this ASU on January 1, 2017. Early application is not permitted, but once effective, entities have the option of using either a full retrospective or modified approach to adopt the new standard. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and financial statement disclosures.

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
The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2014	2013
U.S. Onshore:
Unconventional 3D	$117,962	$119,489
Conventional 3D	1,377	1,585
Canadian:
Unconventional 3D	44,855	74,046
Conventional 3D	199	362
2D	449	59
U.S. Offshore	237	237
Total	$165,079	$195,778
At December 31, 2014 and 2013, approximately 18% and 16%, respectively, of the net book value of the seismic data library were projects in progress.
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $3.6 million, $3.5 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Data Library Amortization
The Company amortizes its seismic data library investment using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over the useful life of the data. With respect to each survey in the data library, the straight-line policy is applied from the time such survey is completed and available for licensing to customers on a non-exclusive basis.
The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by the Company annually and reviewed quarterly. If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the original estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component. The Company applies a minimum amortization rate of 70%. In addition, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library investment, and if required, records an impairment charge with respect to such investment. See discussion on “Seismic Data Library Impairment” below.
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
Amortization expense totaled $115.6 million, $114.9 million and $132.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 60%, 58% and 56% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2015, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The Company did not have any impairment charges during the three years ended December 31, 2014.
NOTE C-GOODWILL AND OTHER INTANGIBLES
The Company incurred no impairment of goodwill or indefinite lived intangible assets as a result of its annual impairment tests in 2014, 2013 or 2012. Additionally, there were no events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2014, 2013, or 2012. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.
Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Balance at beginning of year	$201,535	$208,020
Translation adjustments	(7,813)	(6,485)
Balance at end of year	$193,722	$201,535
The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

	Weighted Average Amortization Period	December 31,
		2014	2013
Amortized intangible assets:
Cost:
Customer relationships	10 years	$42,883	$43,859
Internally developed software	7 years	8,015	8,742
		50,898	52,601
Accumulated Amortization:
Customer relationships		$(33,770)	$(30,153)
Internally developed software		(8,015)	(8,586)
		(41,785)	(38,739)
Net book value		9,113	13,862
Indefinite-lived intangible assets:
Trade names		900	900
Total intangible assets at net book value		$10,013	$14,762

The Company’s trade name assets were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

amortized on a straight-line basis over their expected useful lives. As of December 31, 2014, customer relationships, which have an amortization period of 10 years, were the only intangible assets remaining to be amortized.
Amortization expense for the Company's intangible assets was $4.5 million, $5.7 million, and $6.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. Estimated future amortization expense is as follows: fiscal year ending 2015 - $4.3 million, fiscal year ending 2016 - $4.3 million and fiscal year ending 2017 - $0.5 million.
The Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable.
NOTE D-INCOME TAXES
The U.S. operations of the Company are included in the consolidated U.S. federal income tax return of Holdings. However, for financial reporting purposes, the Company's U.S. provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.
Income Tax Expense (Benefit)
Income (loss) before income taxes for our U.S. and foreign operations was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$26,957	$22,375	$22,020
Foreign	(6,986)	1,366	21,812
	$19,971	$23,741	$43,832

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$334	$69	$342
State	686	2,038	1,093
Foreign	—	(5,184)	4,125
	1,020	(3,077)	5,560
Deferred:
Federal	10,241	(90,827)	—
State	526	(1,600)	(28)
Foreign	(1,494)	5,564	1,250
	9,273	(86,863)	1,222
Tax provision (benefit):
Federal	10,575	(90,758)	342
State	1,212	438	1,065
Foreign	(1,494)	380	5,375
	$10,293	$(89,940)	$6,782

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The differences between the U.S. federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax	$6,990	$8,309	$15,341
Change in unrecognized tax benefits	186	199	189
State income tax, less federal benefit	972	370	128
Foreign investment in U.S. property	999	1,203	1,094
Tax difference on foreign earnings	675	(196)	(2,258)
Change in foreign taxes	—	(33)	2
Canadian withholding tax	—	—	(30)
Change in valuation allowance	—	(100,492)	(7,666)
Tax credits	—	(361)	(401)
Non-deductible expenses	289	869	342
Other, net	182	192	41
Income tax provision (benefit)	$10,293	$(89,940)	$6,782
Deferred Tax Asset/Liability
The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2014 and 2013 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	December 31,
	2014	2013
Deferred tax assets:
Depreciation and amortization	$8,288	$11,655
Deferred revenue	716	1,932
Net operating loss carryforwards	67,148	73,246
Alternative minimum tax credit carryforward	2,527	2,194
Research and development tax credit carryforward	1,133	1,236
Accrued expenses and other	8,153	8,889
Total deferred tax assets	87,965	99,152
Deferred tax liabilities:
Depreciation and amortization	(7,870)	(8,914)
Intangible assets	(3,276)	(4,784)
Deferred expenses and other	(409)	(521)
Total deferred tax liabilities	(11,555)	(14,219)
Valuation allowance:
Beginning balance	—	(100,492)
Decrease during the period	—	100,492
Total valuation allowance	—	—
Net deferred tax asset	$76,410	$84,933
Deferred income taxes have been classified in the consolidated balance sheet as:
Deferred income tax asset	$81,744	$92,511
Deferred income tax liability	(5,334)	(7,578)
Net deferred income tax asset	$76,410	$84,933

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
As of December 31, 2014, the Company has a U.S. federal NOL carryforward of approximately $170.3 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2027 through 2031. As of December 31, 2014, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $2.5 million which can be used to offset regular U.S. federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2014, the Company has a Colorado state NOL carryforward of approximately $1.8 million which can be used to offset Colorado state income taxes payable in future years. This state NOL carryforward will expire in periods beginning 2028 through 2031.
As of December 31, 2014, the Company has Canadian NOL carryforwards for federal taxes of approximately $8.7 million (Canadian) and for provincial taxes of approximately $6.3 million (Canadian), both of which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in periods beginning 2029 through 2034.
In April 2011, Seitel Canada Ltd. (“Seitel Canada”), a wholly-owned subsidiary of the Company, was notified that Canada Revenue Agency (“CRA”) concluded their prior year audits of Seitel Canada's tax returns, disallowing Seitel Canada’s deductions for certain royalties payable to the Company’s U.S. entities for years 2003 to 2007. Seitel Canada and the Company object to and are appealing the audit results. As a condition to appeal the audit results, Seitel Canada paid $7.7 million (Canadian) to CRA in 2011. As of December 31, 2014, the appeal process has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the appeal based on management’s assessment of the probability of the outcome of the appeal, net of certain payments made to CRA. See “Uncertain Tax Benefits” below.
Uncertain Tax Benefits
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$5,752	$6,150	$6,016
Foreign currency translation	(478)	(398)	134
Balance at end of year	$5,274	$5,752	$6,150
As of December 31, 2014, approximately $5.3 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods. In addition, as of December 31, 2014, the Company has recorded $5.9 million in related assets.
Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2014, we had $1.0 million of accrued interest and $0.9 million of accrued penalties. As of December 31, 2013, we had $0.9 million of accrued interest and $1.0 million of accrued

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

penalties. Income tax expense (benefit) for each of the years ended December 31, 2014, 2013 and 2012 included $0.2 million related to interest on unrecognized tax benefits.
With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2011, 2011 and 2007, respectively.

NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	December 31,
	2014	2013
9½% Senior Notes	$250,000	$250,000
Credit Facility	—	—
	$250,000	$250,000
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes due 2019 (the “9½% Senior Notes”). The proceeds from the issuance of the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% senior notes due 2014 (the “9.75% Senior Notes”), including accrued interest of $4.8 million. As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. On both December 31, 2014 and 2013, accrued interest totaled $5.0 million and was included in accrued liabilities on the consolidated balance sheet. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company's significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
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
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on the Company's seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. The Credit Facility expires on May 25, 2016. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility, and Seitel Canada, and each future direct and indirect wholly-owned Canadian subsidiary of the Company (such subsidiaries together with Seitel Canada, the “Canadian Guarantors”) are guarantors of payment of the Canadian obligations under the Credit Facility.
The borrowings under the Credit Facility are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the U.S. Lender in all present and future assets and equity of the Company and each U.S. Guarantor and 65% of the equity in Seitel Canada, and borrowings by Seitel Canada are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the Canadian Lender in all present and future assets of each Canadian Guarantor. U.S. borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) the London Interbank Offered Rate (“LIBOR”) rate plus 3.50% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus ½ of 1%, (ii) the three-month LIBOR rate plus 1% and (iii) the prime rate of Wells Fargo Bank, National Association, plus 2.50%. Canadian borrowings under the Credit Facility bear interest based on a Canadian base rate, as defined in the Credit Facility.
The Credit Facility contains affirmative and negative covenants and requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. The Credit Facility requires the payment of an unused line fee of 0.5% per annum payable. As of December 31, 2014, no amounts were outstanding under the Credit Facility and there was $30.0 million of availability.
Aggregate Maturities: The aggregate maturities of the Company's debt are $250.0 million in 2019.
NOTE F-LEASE OBLIGATIONS
Assets recorded under capital lease obligations of $3.3 million and $3.6 million at December 31, 2014 and 2013, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $1.8 million and $1.6 million at December 31, 2014 and 2013, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.
The Company leases office space under operating leases, some of which include renewal options. Rental expense for the years ended December 31, 2014, 2013 and 2012 was approximately $1.3 million, $1.7 million, and $1.8 million, respectively. The Company received income from subleases of approximately $0.1 million in the year ended December 31, 2013 and approximately $0.3 million in the year ended December 31, 2012.
Future minimum lease payments for the five years subsequent to December 31, 2014, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2015	$371	$775
2016	353	526
2017	378	80
2018	390	9
2019	390	—
Thereafter	909	—
Total minimum lease payments	2,791	$1,390
Less amount representing interest	(572)
Present value of net minimum lease payments	$2,219
Capital leases are comprised mostly of a sale leaseback agreement entered into by Seitel Canada in 2002 on a building and land located in Calgary, Alberta, Canada. The term of the lease is 20 years with remaining annual lease payments of: $409,500 (Canadian dollars) until April 2017 and $452,340 (Canadian dollars) from May 2018 until April 2022.

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2014, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.
NOTE H-STOCK-BASED COMPENSATION
The Company maintains various stock-based compensation plans administered by the board of directors of Holdings, the Company's parent, for the benefit of the Company's key employees and non-employee directors as discussed below.
Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $0.5 million, $0.9 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company did not recognize any tax benefits in the income statement related to stock-based compensation for the three years ended December 31, 2014.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock Units
In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards. The 2008 Restricted Stock and Restricted Stock Unit Plan authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. The restricted stock units (“RSUs”) are convertible into common shares of Holdings upon one of the following events: termination of employment, death, disability or upon a change in control of the Company. During 2014 and 2013, no RSUs were converted into shares of Holdings. During the year ended December 31, 2012, 106 RSUs were converted into shares of Holdings. As of December 31, 2014, 1,645 fully vested RSUs with a grant date fair value of $258.00 per share were outstanding. A total of 22,659 restricted shares were available for grant at December 31, 2014.
Stock Options
2007 Non-Qualified Stock Option Plan
In February 2007, Holdings adopted the 2007 Non-Qualified Stock Option Plan (the “2007 Option Plan”) in order to provide an equity component to management compensation following the Merger. The board of directors of Holdings may issue options to purchase up to 105,200 shares of Holdings’ common stock.
The options issued under the 2007 Stock Option Plan contain only service condition requirements and generally vest 25 percent on each anniversary of the grant date for four years provided the employee has provided continued service. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 4,859 shares of Holdings common stock were available for grant as options at December 31, 2014.
2012 Non-Qualified Stock Option Plan
In May 2012, Holdings adopted the 2012 Non-Qualified Stock Option Plan (the “2012 Option Plan”) to provide incentives to present and future employees of the Company through the grant of Holdings' common stock options. The board of directors of Holdings may issue options to purchase up to 48,605 shares of Holdings' common stock.
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
The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense using graded vesting over the requisite service period. For the options containing market and performance conditions, the Company defers all stock-based compensation until the consummation of the performance condition. The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 5,505 shares of Holdings common stock were available for grant under the 2012 Stock Option Plan at December 31, 2014.
The Company estimated the fair value of the options on each grant date by using the Monte Carlo simulation method for the portion of the options that contain both a market and a performance condition and the Black-Scholes option pricing method for

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

options (or the portion of the options) that contain only a service condition. The assumptions used in the option valuation models are outlined in the following table:

	Year Ended December 31,
	2014	2013	2012
Weighted average grant date fair value per share	$106.08	$113.31	$95.25
Weighted average assumptions used:
Expected volatility	45%	45%	45%
Expected life (in years)	6.25	6.11	6.47
Risk-free interest rate	1.98%	0.95%	1.70%
Expected dividend yield	—%	—%	—%
The computation of the expected volatility assumptions used in the option valuation models was based on historical volatilities and implied volatilities of peer companies. The Company utilized the volatilities of peer companies due to its lack of extensive history. The expected life was used for options valued using the Black-Scholes option pricing method. The Company used the “simplified” method prescribed in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 110, for companies that do not have adequate historical data. The risk-free interest rate was based on the U.S. Treasury yield at the time of grant. The expected dividend yield of 0% was based on the fact that the Company does not currently pay dividends, nor does it intend to pay a dividend in the future.
The following table summarizes stock option activity during the years ended December 31, 2014, 2013 and 2012 (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	129	$218.38	129	$216.62	84	$193.91
Granted	1	$229.84	4	$258.37	45	$258.37
Exercised (1)	—	$—	(3)	$193.13	—	$—
Cancelled	—	$—	—	$—	—	$—
Forfeited	—	$—	(1)	$258.37	—	$—
Outstanding at end of period (2)	130	$218.46	129	$218.38	129	$216.62
Options exercisable at end of period (3)	88	$199.50	82	$196.33	80	$193.29
Available for grant at end of period	10		11		15

(1)	The total intrinsic value of the options exercised during the year ended December 31, 2013 was $0.2 million.

(2)	Stock options outstanding at December 31, 2014 have a weighted average remaining contractual term of 4.4 years and an aggregate intrinsic value of $1.9 million.

(3)	Exercisable stock options at December 31, 2014 have a weighted average remaining contractual term of 3.0 years and an aggregate intrinsic value of $1.9 million.
The total grant date fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $0.5 million and $0.6 million, respectively. As of December 31, 2014, the total future compensation cost related to non-vested options not yet recognized in the consolidated statements of income was $2.9 million, of which $2.4 million is attributable to vesting upon contingent events and $0.5 million is attributable to time-based vesting. The compensation costs associated with time-based vesting will be recognized using graded vesting over a weighted average period of 2.2 years. The Company did not receive cash from option exercises during the three years ended December 31, 2014.
NOTE I-FAIR VALUE MEASUREMENTS
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2014:
Cash equivalents	$58,981	$58,981	$—	$—
At December 31, 2013:
Cash equivalents	$30,729	$30,729	$—	$—

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2014 or 2013.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
At December 31, 2014 and 2013, the carrying value of the Company's debt was $250.0 million. The estimated fair value of the debt was approximately $243.8 million at December 31, 2014 and $256.8 million at December 31, 2013. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).
NOTE J-RELATED PARTY TRANSACTIONS
Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. The Company receives payments on the outstanding balance only when Holdings receives cash from stock issuances. In 2014, 2013 and 2012, the Company made payments of approximately $13,000, $256,000 and $13,000, respectively, on behalf of Holdings. The balance due from Holdings as of December 31, 2014 and 2013 was $1.1 million.
The Company owns 20% of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company. The Company's Chief Operating Officer serves as the Company's representative on the board of directors of Wandoo. The Company received $72,000, $76,000 and $552,000 in 2014, 2013 and 2012, respectively, in cash dividends from Wandoo.

NOTE K-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at December 31, 2014 and 2013 included $0.8 million and $0.7 million, respectively, of restricted cash related to collateral on seismic operations bonds. The balances at December 31, 2014 and 2013 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during 2014, 2013 and 2012 were $2.3 million, $8.0 million and $3.2 million, respectively. In 2014, 2013 and 2012, the Company received income tax refunds of $7.2 million, $0.4 million, and $1.0 million, respectively.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Non-monetary exchanges related to resale licensing revenue	$741	$1,656	$1,554
Non-monetary exchanges from underwriting of new data acquisition	209	—	4,122
Completion of data in progress from prior non-monetary exchanges	—	2,429	142
Less: Non-monetary exchanges for data in progress	—	—	(2,442)
Total non-cash additions to seismic data library	$950	$4,085	$3,376

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Acquisition revenue on underwriting from non-monetary exchange contracts	$38	$87	$5,451
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,033	2,399	3,047
Solutions revenue recognized from non-monetary exchange contracts	—	—	20
Total non-cash revenue	$1,071	$2,486	$8,518

NOTE L-INDUSTRY SEGMENTS
The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.
Geographic information for the periods presented was as follows (in thousands):

	United States	Canada	Total
Year Ended December 31, 2014
Revenue	$156,722	$41,315	$198,037
Assets (1)	121,424	47,512	168,936
Year Ended December 31, 2013
Revenue	$157,819	$45,055	$202,874
Assets (1)	123,555	76,834	200,389
Year Ended December 31, 2012
Revenue	$159,787	$80,671	$240,458
Assets (1)	105,486	79,449	184,935

(1)Assets include net seismic data library and net property and equipment.
The Company's revenues may be divided into two major categories: (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Acquisition and licensing of seismic data	$194,037	$198,109	$234,785
Reproduction and delivery of seismic data and other services	4,000	4,765	5,673
Total revenue	$198,037	$202,874	$240,458

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE M-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2014 and December 31, 2013, and the consolidating condensed statements of income, statements of comprehensive income (loss) and statements of cash flows for the years ended December 31, 2014, 2013 and 2012 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$48,525	$10,650	$—	$59,175
Receivables
Trade, net	—	41,386	11,864	—	53,250
Notes and other, net	—	29	1,669	—	1,698
Due from Seitel Holdings, Inc.	—	1,143	—	—	1,143
Intercompany receivables (payables)	2,803	13,666	(16,469)	—	—
Investment in subsidiaries	497,151	427,481	692	(925,324)	—
Net seismic data library	—	113,930	51,290	(141)	165,079
Net property and equipment	—	1,848	2,009	—	3,857
Prepaid expenses, deferred charges and other	5,751	3,994	330	—	10,075
Intangible assets, net	900	6,826	2,287	—	10,013
Goodwill	—	107,688	86,034	—	193,722
Deferred income taxes	—	81,744	—	—	81,744
TOTAL ASSETS	$506,605	$848,260	$150,356	$(925,465)	$579,756
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,007	$22,841	$6,552	$—	$34,400
Income taxes payable	197	—	—	—	197
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	18	2,201	—	2,219
Deferred revenue	—	29,822	4,695	—	34,517
Deferred income taxes	—	—	5,334	—	5,334
TOTAL LIABILITIES	255,204	52,681	18,782	—	326,667
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,177	—	—	—	400,177
Parent investment	—	764,105	156,152	(920,257)	—
Retained earnings (deficit)	(148,776)	31,474	(26,248)	(5,226)	(148,776)
Accumulated other comprehensive income	—	—	1,670	18	1,688
TOTAL STOCKHOLDER’S EQUITY	251,401	795,579	131,574	(925,465)	253,089
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$506,605	$848,260	$150,356	$(925,465)	$579,756

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF INCOME
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$153,125	$46,287	$(1,375)	$198,037
EXPENSES:
Depreciation and amortization	—	80,835	40,246	(58)	121,023
Cost of sales	—	284	20	—	304
Selling, general and administrative	2,130	19,304	9,740	(1,375)	29,799
	2,130	100,423	50,006	(1,433)	151,126
INCOME (LOSS) FROM OPERATIONS	(2,130)	52,702	(3,719)	58	46,911
Interest expense, net	(21,407)	(2,360)	(1,262)	—	(25,029)
Foreign currency exchange gains (losses)	—	3	(1,977)	—	(1,974)
Other income (loss)	(14)	71	6	—	63
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(23,551)	50,416	(6,952)	58	19,971
Provision (benefit) for income taxes	(9,270)	21,063	(1,500)	—	10,293
Equity in income (loss) of subsidiaries	23,959	(5,452)	—	(18,507)	—
NET INCOME (LOSS)	$9,678	$23,901	$(5,452)	$(18,449)	$9,678

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$9,678	$23,901	$(5,452)	$(18,449)	$9,678
Foreign currency translation adjustments	—	—	(12,096)	15	(12,081)
Comprehensive income (loss)	$9,678	$23,901	$(17,548)	$(18,434)	$(2,403)

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(25,125)	$103,252	$46,218	$—	$124,345
Cash flows from investing activities:
Cash invested in seismic data	—	(68,714)	(24,968)	—	(93,682)
Cash paid to acquire property, equipment and other	—	(1,705)	(256)	—	(1,961)
Advances to Seitel Holdings, Inc.	—	(13)	—	—	(13)
Net cash used in investing activities	—	(70,432)	(25,224)	—	(95,656)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(32)	(217)	—	(249)
Intercompany transfers	25,125	(9,125)	(16,000)	—	—
Net cash provided by (used in) financing activities	25,125	(9,157)	(16,217)	—	(249)
Effect of exchange rate changes	—	3	(621)	—	(618)
Net increase in cash and cash equivalents	—	23,666	4,156	—	27,822
Cash and cash equivalents at beginning of period	—	24,859	6,494	—	31,353
Cash and cash equivalents at end of period	$—	$48,525	$10,650	$—	$59,175

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(32,730)	$145,121	$35,539	$—	$147,930
Cash flows from investing activities:
Cash invested in seismic data	—	(114,327)	(30,230)	—	(144,557)
Cash paid to acquire property, equipment and other	—	(583)	(353)	—	(936)
Cash from sale of property, equipment and other	—	61	—	—	61
Advances to Seitel Holdings, Inc.	—	(256)	—	—	(256)
Net cash used in investing activities	—	(115,105)	(30,583)	—	(145,688)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	250,000	—	—	—	250,000
Repayment of 9.75% Senior Notes	(275,000)	—	—	—	(275,000)
Principal payments on notes payable	(29)	—	—	—	(29)
Principal payments on capital lease obligations	—	(31)	(217)	—	(248)
Debt transaction costs	(7,050)	—	—	—	(7,050)
Intercompany transfers	64,809	(65,659)	850	—	—
Net cash provided by (used in) financing activities	32,730	(65,690)	633	—	(32,327)
Effect of exchange rate changes	—	—	(453)	—	(453)
Net increase (decrease) in cash and cash equivalents	—	(35,674)	5,136	—	(30,538)
Cash and cash equivalents at beginning of period	—	60,533	1,358	—	61,891
Cash and cash equivalents at end of period	$—	$24,859	$6,494	$—	$31,353

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE N-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2014
Revenue	$57,053	$47,334	$41,299	$52,351
Operating income	11,644	10,543	15,780	8,944
Net income	1,892	2,575	4,486	725

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2013
Revenue	$51,351	$47,544	$44,410	$59,569
Operating income	14,587	13,398	6,225	20,620
Net income	1,738	6,368	237	105,338

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

Audit Committee, Board of Directors
and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas

In connection with our audit of the consolidated financial statements of Seitel, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2014, 2013 and 2012, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas
February 20, 2015

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	Balance at beginning of period	Charged (Credited) to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2014:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$332	$113	$(177)	$268
Allowance for notes receivable	688	(450)	(238)	—
Total	$1,020	$(337)	$(415)	$268

Year ended December 31, 2013:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$737	$—	$(405)	$332
Allowance for notes receivable	988	(300)	—	688
Valuation allowance on deferred tax asset	100,492	(100,492)	—	—
Total	$102,217	$(100,792)	$(405)	$1,020

Year ended December 31, 2012:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$1,043	$52	$(358)	$737
Allowance for notes receivable	1,501	(513)	—	988
Valuation allowance on deferred tax asset	108,066	(7,574)	—	100,492
Total	$110,610	$(8,035)	$(358)	$102,217

EXHIBIT
INDEX

Exhibit	Title

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

10.5
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

10.7
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

10.8
Security Agreement, dated May 25, 2011, by and among the Grantors listed on the signature pages thereto and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 1, 2011).

10.9
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

10.32	†
Employment Agreement between Seitel, Inc. and Stephen Graham Hallows, dated April 1, 2013
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on April 4, 2013).

10.33	†
Employment Agreement between Seitel, Inc. and Richard Kelvin, dated August 1, 2014
(incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 7, 2014).

12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of Seitel, Inc.
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.