Form 10-K/A
period 2014-12-31
SEITEL INC
filed 2015-03-27
CIK 750813

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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On March 24, 2015 there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events which may have occurred since the filing date of the Original Filing, and does not amend or modify any disclosure made in the Original Filing except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of March 24, 2015, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position
Robert D. Monson	59	President, Chief Executive Officer and Director
Kevin P. Callaghan	62	Chief Operating Officer, Executive Vice President and Director
Marcia H. Kendrick	54	Chief Financial Officer, Executive Vice President, Assistant Secretary and Treasurer
Stephen G. Hallows	61	Health Safety Security Environment & Sustainable Development (“HSSE & SD”) Senior Vice President
Richard Kelvin	49	Chief Technology Officer
JoAnn Lippman	62	General Counsel, Senior Vice President and Secretary
David A. Richard	56	President-Seitel Canada Ltd.
Randall A. Sides	48	President-Seitel Data, Ltd.
Allison A. Bennington	51	Director
Ryan M. Birtwell	32	Director
Dalton J. Boutte	60	Director
Kyle N. Cruz	39	Director
Jay H. Golding	69	Director
John E. Jackson	56	Director
Daniel R. Osnoss	33	Director
Gregory P. Spivy	46	Chairman of the Board of Directors

Robert D. Monson has been our President and Chief Executive Officer and one of our directors since December 2004. He previously served as our Chief Financial Officer from May 2004 until December 2004 and served as Secretary from August 2004 until December 2004. Mr. Monson has over 25 years of experience in the oil and gas industry, including over 12 years in the international seismic industry. Prior to joining Seitel, he served in various capacities with Schlumberger Limited (“Schlumberger”), a New York Stock Exchange listed company, since 1985. In his last position with Schlumberger, Mr. Monson served as business segment chief financial officer for Schlumberger Well Services and the worldwide controller for Oilfield Technology Centers. Prior to this, he served as worldwide director of human resources for financial personnel of Schlumberger Limited. From 1998 to 2000, he served as chief financial officer of Schlumberger Oilfield Services-UK. From 1985 to 1998, he served as either treasurer or controller to other Schlumberger entities, including assignments in the New York headquarters and various international locations. Since May 2011, Mr. Monson has also served on the board of Seitel Holdings, Inc. (“Holdings”), our parent company. Mr. Monson’s qualifications to serve on our board of directors (the “Board”) include his long tenure as one of our directors, as well as his extensive background in the oil and gas industry and his many years of business experience.

Kevin P. Callaghan has been our Chief Operating Officer and Executive Vice President since June 2002 and one of our directors since January 2010. Since joining Seitel in 1995, Mr. Callaghan has held various positions with Seitel Data, Ltd. and Seitel Canada Ltd., both wholly-owned subsidiaries of Seitel. He has been Executive Vice President of Seitel Data, Ltd. since May 2003 and has been Executive Vice President of Seitel Canada Ltd. since December 2004. Before joining us, he spent 24 years in the seismic industry in various operational and managerial positions in several companies, including his last position as Vice President of North and South American Operations for Digicon Geophysical Corporation. He has been a director of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company in which Seitel has a 20% ownership interest, since November 2005. Since May 2011, Mr. Callaghan has also served on the board of Holdings. Mr. Callaghan’s extensive seismic industry experience and his various operational and management positions bring valuable managerial and corporate governance skills to the full Board.

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

Richard Kelvin has been our Chief Technology Officer since August 2014. He has also been Senior Vice President of Seitel Data Processing, Inc., a wholly-owned subsidiary of Seitel, since August 2014 and Vice President of Seitel Solutions, Ltd., a wholly-owned subsidiary of Seitel, since October 2004. Mr. Kelvin served as President of Seitel Data Processing, Inc. from October 2011 to August 2014. After joining Seitel in 2002 to lead the offshore seismic processing group, Mr. Kelvin became responsible for seismic data management and data processing for the Company. Prior to joining Seitel, Mr. Kelvin most recently served as Seismic Data Processing Manager for Ensign Geophysics from 1997 to 2002.

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

JoAnn Lippman joined Seitel as our General Counsel, Senior Vice President and Secretary in February 2012, bringing more than 25 years of legal experience to the Company, including 11 years in private practice with the international law firm Haynes & Boone, LLP. Prior to joining Seitel, Ms. Lippman gained extensive in-depth seismic expertise at CGG where from 2006 to 2012 she held a number of key strategic legal positions, including her last position as General Counsel, Head of Legal Affairs-North America.

David A. Richard has been President of Seitel Canada Ltd. since July 2009. From June 2008 to July 2009, he was our Senior Vice President responsible for corporate business development activities in both the United States and Canada. Prior to joining us in June 2008, Mr. Richard was co-founder, President and Chief Executive Officer of FX Energy Ltd, a private junior oil and gas company, from 2005 to 2008. He was President and Chief Executive Officer of Kelman Technologies Inc., an oil and gas technology company which performs seismic data processing and data management services, from 1999 to 2005. In addition, Mr. Richard was Chief Executive Officer of IHS Energy Group, a global energy information and software company, from 1996 to 1999. Mr. Richard is a former director of Boyd Exploration Consultants Ltd.

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

Allison A. Bennington has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. She is the General Counsel and a Partner of ValueAct Capital Management, L.P. (“ValueAct Capital Management”), the investment manager of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”). Ms. Bennington is a member of the

Corporate Governance Advisory Council of the Council of Institutional Investors and a member of the Advisory Board of Harvard Law School’s Program on Corporate Governance. Prior to joining ValueAct Capital Management in April 2004, Ms. Bennington was the General Counsel of Atriax, Ltd., a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters that was formed to establish a global foreign exchange internet trading market. From January 1999 to May 2000, Ms. Bennington was a Managing Director of Robertson Stephens, a full service investment bank. Previous to joining Robertson Stephens, she was an associate, and then a partner in the London office of Brobeck Hale and Dorr International, where she specialized in cross-border mergers and acquisitions and corporate finance transactions. Ms. Bennington was with Brobeck Hale and Dorr International from January 1993 to November 1998. Before joining Brobeck Hale and Dorr International, Ms. Bennington was an Associate with Brobeck Phleger and Harrison in San Francisco from 1990 to 1993. Ms. Bennington’s qualifications to serve on our Board include her extensive background in legal, corporate and governance matters.

Ryan M. Birtwell, CFA, has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. He is a Partner at ValueAct Capital Management, having joined in June 2004. Mr. Birtwell is a director of KAR Auction Services, Inc. Mr. Birtwell’s qualifications to serve on our Board include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

Dalton J. Boutte has been one of our directors and one of Holdings’ directors since July 2011. He also serves on the board of Qinterra AS. Mr. Boutte retired from Schlumberger in February 2013 after 32 years of service. Most recently, he was Executive Vice President from 2004 to 2010, and President of WesternGeco, Schlumberger's seismic data services subsidiary, from 2003 to 2009. Prior to this, he was worldwide Vice President of Operations for Schlumberger's Oilfield Services from 2001 to 2003 and President of Europe/Africa/CIS from 2000 to 2001. Mr. Boutte’s qualifications to serve on our Board include his extensive and varied experience in the seismic industry.

Kyle N. Cruz has been one of our directors and one of Holdings’ directors since May 2011. Mr. Cruz joined Centerbridge Partners, L.P. (“Centerbridge Partners”) in 2007 and is a Senior Managing Director. He currently focuses on investments in the Industrials and Energy & Power sectors. Prior to joining Centerbridge Partners, Mr. Cruz was a Vice President at Diamond Castle Holdings (“Diamond Castle”), a private equity firm founded by former senior professionals of DLJ Merchant Banking (“DLJMB”). Prior to Diamond Castle, Mr. Cruz had worked as an Associate at DLJMB and J.W. Childs Associates, a Boston-based private equity firm. Mr. Cruz began his career as an Analyst in the Mergers & Acquisitions department of Goldman Sachs. Mr. Cruz serves on the Boards of Directors of Aquilex Holdings LLC, Patriot Container Corp., and Penhall Holding Company. Mr. Cruz’s qualifications to serve on our Board include his experience as a director of other companies, his advisory experience with Centerbridge Partners’ investments as well as his extensive financial services industry experience generally.

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

John E. Jackson has been one of our directors since August 2007. Mr. Jackson has also served on the board of Holdings since May 2011. Mr. Jackson is currently President and Chief Executive Officer of Spartan Energy Partners, LP, a privately owned gas gathering, treating and processing company. Mr. Jackson was Chairman, Chief Executive Officer and President of Price Gregory Services, Inc., a pipeline-related infrastructure service provider in North America, from February 2008 until its sale in October of 2009. He served as a director of Hanover Compressor Company (“Hanover”), now known as Exterran Holdings, Inc., from July 2004 until May 2010. Mr. Jackson served as Hanover’s President and Chief Executive Officer from October 2004 to August 2007 and as Chief Financial Officer from January 2002 to October 2004. Mr. Jackson is a director of CONE Midstream Partners, LP and Main Street Capital. He also serves on the board of several non-profit organizations. Mr. Jackson is a former director of Select Energy Services and RSH Energy. Mr. Jackson’s qualifications to serve on our Board include his many years as an executive and director with companies in the oil and gas industry, his financial literacy and his in-depth knowledge of our business.

Daniel R. Osnoss has been one of our directors and one of Holdings’ directors since May 2011. Mr. Osnoss joined Centerbridge Partners in 2009 and is a Managing Director. He focuses on investments in a variety of industry sectors. Prior to joining Centerbridge Partners, Mr. Osnoss was an Associate at Berkshire Partners LLC (“Berkshire”), a private equity firm, from 2005 to 2007. Prior to Berkshire, he was an Investment Banking Analyst in the Leveraged Finance Group at Goldman Sachs from 2003 to 2005. Mr. Osnoss serves on the Board of Directors of Champion Enterprises Holdings, LLC and is a former director of Culligan Newco Ltd. and Focus Financial Partners, L.L.C. Mr. Osnoss’ qualifications to serve on our Board include his extensive experience in the financial services industry, together with his advisory experience with Centerbridge Partners’ investments.

Gregory P. Spivy has been one of our directors since March 2006 and Chairman of the Board since October 2011. Mr. Spivy has also served on the board of Holdings since February 2007. He is a Partner of ValueAct Capital Management, having joined in September 2004. Mr. Spivy is a director of Armstrong World Industries, Inc. He is the former chairman of MSD Performance, Inc. and a former director of KAR Auction Services, Inc., MDS, Inc., MSC Software Corp. and PRA International. Mr. Spivy’s qualifications to serve on our Board include his tenure as a director here, his experience as a director of other public and private corporations, his advisory experience with ValueAct Capital’s portfolio companies as well as his extensive financial services industry experience generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2014.

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

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our stockholders. In 2014, the total compensation program for our executive officers consisted of three primary components: base salary, annual cash incentive bonuses and perquisites/personal benefits. While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2014 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives. Furthermore, the Committee does not target a specified percentage of compensation as short-term or long-term compensation, or cash or equity-based compensation.

The disclosure that follows relates to the compensation of our Chief Executive Officer, our Chief Financial Officer and our three highest compensated executive officers during 2014 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals throughout the disclosure as our “named executive officers.” This disclosure contains statements regarding certain performance targets and goals we have used or may use to determine appropriate compensation. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management's expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

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

Compensation Elements

As described above, during 2014, the compensation of our named executive officers consisted of three primary elements: base salary, annual cash incentive bonuses and perquisites/personal benefits. Each of these elements of compensation is described in detail below. The 2014 base salaries and bonus opportunities for the named executive officers were determined pursuant to the terms of their employment agreements with the Company.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. During 2014, the base salaries for the named executive officers were determined in accordance with the terms of their employment agreements, which allows for increases by the Board or the Committee when appropriate. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives.

Effective as of January 1, 2014, the base salaries of the named executive officers were increased as follows: Mr. Monson ($668,000 to $688,000); Ms. Kendrick ($319,000 to $329,000); Mr. Callaghan ($497,000 to $512,000); Mr. Richard ($323,000 (CAD) to $333,000 (CAD)); and Mr. Sides ($319,000 to $329,000). These increases were made in recognition of the named executive officers contributions to the Company, as well as to provide a cost-of-living increase to the named executive officers. Effective as of January 1, 2015, the base salaries of the named executive officers were maintained at their 2014 levels due to the recent decline in oil prices and reduced capital spending announced by exploration and production companies for 2015, as we anticipate that the demand for seismic data will decline.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer's bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn the “maximum bonus.” The percentages of base salary payable to each named executive officer with respect to 2014 performance under the “threshold bonus,” the “target bonus” and the “maximum bonus” are set forth in the table below.

	Threshold	Target	Maximum
Name	Bonus %	Bonus %	Bonus %
Mr. Monson	0%	100%	158%
Ms. Kendrick	0%	70%	110%
Mr. Callaghan	0%	80%	120%
Mr. Richard	0%	70%	110%
Mr. Sides	0%	70%	110%

For 2014, the Committee determined that the annual bonus for Messrs. Monson and Callaghan and Ms. Kendrick would be based on Cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Measures, Cash EBITDA” in our Annual Report on Form 10-K for the year ended December 31, 2014 before consideration of 2014 bonus expense (“Cash EBITDA before bonus”). The Committee determined that 50% of Mr. Richard’s annual bonus would be based on Cash EBITDA before bonus and 50% would be based on “Canadian” Cash EBITDA before bonus, a component of Cash EBITDA before bonus generated solely by our Canadian operations. The Committee determined that 50% of Mr. Sides’ annual bonus would be based on Cash EBITDA before bonus and 50% would be based on “U.S.” Cash EBITDA before bonus, a component of Cash EBITDA before bonus generated solely by our U.S. operations. The Committee determined that Cash EBITDA before bonus was an appropriate performance goal because it reflects the level of cash generated by the Company available for debt service and growing the business. The Committee determined that it was appropriate to base a portion of the annual bonus for Mr. Richard on Canadian Cash EBITDA before bonus because his job responsibilities are primarily directed towards the Company’s Canadian operations. The Committee determined that it was appropriate to base a portion of the annual bonus for Mr. Sides on U.S. Cash EBITDA before bonus because his job responsibilities are primarily directed towards the Company’s U.S. operations.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for the performance goals. Where the level achieved under a performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation (specifically, if performance exceeds target but is less than maximum, the bonus equals the target bonus, plus the product of (x) the difference between the maximum bonus and the target bonus and (y) a fraction, the numerator of which equals the excess of actual performance over target performance and the denominator of which equals the excess of the maximum performance goal over the target performance goal). No bonuses are payable with respect to a performance goal if the level of performance attained is below the threshold level. The chart below contains the threshold, target and maximum performance goals established by the Committee for 2014 under our annual incentive plan for each performance measure (in thousands):

Performance Measure	Threshold	Target	Maximum
Cash EBITDA before bonus	$93,200	$103,500	$113,800
U.S. Cash EBITDA before bonus	72,500	80,500	88,500
Canadian Cash EBITDA before bonus	20,700	23,000	25,300

During 2014, the Company achieved Cash EBITDA before bonus, U.S. Cash EBITDA before bonus and Canadian Cash EBITDA before bonus of $101.9 million, $77.9 million and $24.0 million, respectively. Accordingly, each of the named executive officers received the 2014 bonuses (in U.S. dollars) set forth in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation”. The bonuses for fiscal year 2014 were paid in February 2015.

Equity-Based Compensation

Holdings, our parent company, maintains the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, as amended (the “Holdings 2007 Stock Option Plan”), the Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Units Plan (the “Holdings Restricted Stock Plan”) and the Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan (the “Holdings 2012 Stock Option Plan”). Pursuant to the terms of these plans, our key employees and non-employee directors are eligible to receive awards of stock options, restricted stock and restricted stock units. Because the Committee determined that each named executive officer's interests were sufficiently aligned with those of our stockholders, no equity-based awards were granted to the named executive officers during 2014.

Other Benefits and Perquisites

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada.

For 2014, we provided named executive officers with perquisites and other personal benefits that we and the Committee believed to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Named executive officers were provided with company-paid life and supplemental disability insurance during the 2014 year. Mr. Richard also receives certain automobile related allowances.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2014, are included in the Summary Compensation Table below.

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

Compensation Committee Interlocks and Insider Participation

During the period covered by this annual report, Gregory P. Spivy and Kyle N. Cruz served as members of the Committee.
None of the current members of the Board serving on the Committee are or have been at any time one of the Company’s officers or employees. None of the Company’s executive officers currently serves, or have served during the last completed fiscal year, as a member of the compensation committee of an entity that has one or more executive officers serving as a member of the Board. Two of the Company’s executive officers, Mr. Monson and Mr. Callaghan, serve on the board of directors of Holdings, and Mr. Spivy is the President and a director of Holdings.

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

Gregory P. Spivy
Kyle N. Cruz

Summary Compensation Table

The following table reflects amounts earned by our named executive officers for the 2014, 2013 and 2012 fiscal years, as applicable to each executive's service with the Company.

				Non-Equity
				Incentive
				Plan	All Other
Name and			Option	Compen-	Compen-
Principal Position	Year	Salary ($)	Awards ($) (1)	sation ($) (2)	sation ($) (3)	Total ($)
Robert D. Monson, President and Chief Executive Officer	2014	688,000	—	583,731	18,968	1,290,699
	2013	667,965	—	—	17,252	685,217
	2012	648,900	849,150	297,663	12,282	1,807,995

Marcia H. Kendrick, Chief Financial Officer and Executive Vice President	2014	329,000	—	195,397	17,109	541,506
	2013	318,986	—	—	15,653	334,639
	2012	309,000	424,575	99,221	11,802	844,598

Kevin P. Callaghan, Chief Operating Officer and Executive Vice President	2014	512,000	—	347,524	15,064	874,588
	2013	496,998	—	—	15,064	512,062
	2012	482,040	641,556	176,897	12,834	1,313,327

David A. Richard, President Seitel Canada Ltd. (4)	2014	300,433	—	221,824	18,449	540,706
	2013	312,228	—	—	19,079	331,307
	2012	313,823	424,575	50,385	19,286	808,069

Randall A. Sides, President Seitel Data, Ltd.	2014	329,000	—	175,253	13,871	518,124
	2013	318,986	—	—	12,434	331,420
	2012	309,000	424,575	148,986	8,860	891,421

(1)	We did not grant any equity awards during the 2014 year.

(2)	Represents the performance-based cash bonus earned pursuant to the annual incentive plan.

(3)
See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of perquisites and personal benefits in the Compensation Discussion and Analysis section above for an explanation of these benefits.

(4)
Mr. Richard’s salary, performance-based cash bonus pursuant to the annual incentive plan and “all other compensation” denominated in Canadian dollars were converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2014, 2013 and 2012 (as applicable). Option awards are in U.S. dollars and required no conversion.

Details of All Other Compensation

		Supplemental	Automobile	401(k) or RRSP
	Life Insurance	Disability	Related	Matching
Name	Premiums (1)	Premiums (2)	Allowances (3)	Contributions
Robert D. Monson	$2,322	$5,146	$—	$11,500
Marcia H. Kendrick	1,242	4,367	—	11,500
Kevin P. Callaghan	3,564	—	—	11,500
David A. Richard (4)	308	—	11,374	6,767
Randall A. Sides	810	4,311	—	8,750

(1)
The named executive officers in the U.S. were entitled to life insurance coverage which, when combined with the $50,000 of minimum coverage the Company provided to all U.S. employees, totaled $500,000. Accordingly, they had $450,000 in supplemental life insurance protection. Mr. Richard was entitled to life insurance coverage equal to $350,000 (Canadian) whereas all of the Company's Canadian employees are entitled to life insurance coverage equal to three times annual salary to a maximum of $200,000 (Canadian). Accordingly, he had $150,000 (Canadian) in supplemental life insurance protection.

(2)
U.S. employees with an annual income in excess of $270,000 were eligible for supplemental individual disability insurance if approved for such coverage by the insurance provider. The Company pays the employees' premiums associated with this benefit.

(3)	Mr. Richard is entitled to an annual car and parking allowance in the amount of $12,608 (Canadian).

(4)	The amounts reported in the table above for Mr. Richard were converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2014.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2014 under the annual incentive plan. We did not grant any equity awards to the named executive officers during the 2014 year.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (1)
	Threshold	Target	Maximum
Name	($) (2)	($) (2)	$ (2)
Robert D. Monson	$—	$688,000	$1,087,040
Marcia H. Kendrick	—	230,300	361,900
Kevin P. Callaghan	—	409,600	614,400
David A. Richard (3)	—	210,303	330,476
Randall A. Sides	—	230,300	361,900

(1)	The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of potential payouts.

(2)
Represents the range of payouts under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis.” The bonus amounts earned for 2014 are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(3)	Mr. Richard's range of payouts under the annual incentive plan was converted to U.S. dollars based on an average of the month-end exchange rates during the twelve months of 2014.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2014 for each of the named executive officers.

				Equity
				Incentive Plan
				Awards:
	Number	Number		Number
	of Securities	of Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unearned		Option	Option
	Options	Options		Unexercised		Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable		Options (#)		Price ($)	Date
Robert D. Monson	32,787	—				193.13	02/15/2017
	1,200	1,800	(1)	6,000	(2)	258.37	05/01/2022
Marcia H. Kendrick	4,372	—				193.13	02/15/2017
	5,250	—				193.13	05/03/2020
	600	900	(1)	3,000	(2)	258.37	05/01/2022
Kevin P. Callaghan	10,929	—				193.13	02/15/2017
	906	1,360	(1)	4,534	(2)	258.37	05/01/2022
David A. Richard	3,279	—				193.13	06/30/2018
	600	900	(1)	3,000	(2)	258.37	05/01/2022
Randall A. Sides	4,372	—				193.13	02/15/2017
	600	900	(1)	3,000	(2)	258.37	05/01/2022

(1)	The unexercisable options will vest and become exercisable in three equal increments on May 1, 2015, May 1, 2016 and May 1, 2017.

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

Non-Qualified Deferred Compensation

	Aggregate	Aggregate
	Earnings in Last	Balance at Last
Name	Fiscal Year (1)	Fiscal Year End (1), (2)
Robert D. Monson	$(9,885)	$138,363
Marcia H. Kendrick	(2,475)	34,645
Kevin P. Callaghan	(5,322)	74,486
Randall A. Sides	(2,970)	41,574

(1)	The amounts above are not based upon a traded share price because the Company does not have publicly held equity. The amounts are based upon a share price calculated using an internal valuation model.

(2)
The following portion of the amounts described in the “Aggregate Balance at Last Fiscal Year End” column were reported in our Summary Compensation Table (2008) for the following named executive officers: Mr. Monson - $164,862, Ms. Kendrick - $41,280, Mr. Callaghan - $88,752 and Mr. Sides - $49,536.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan except for Mr. Richard whose employment with the Company began after the restricted stock units issuance. The value of those restricted stock units as of December 31, 2014 is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment for any reason, death, disability or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2014, Messrs. Monson, Callaghan and Sides and Ms. Kendrick were credited with 639, 344, 192 and 160 restricted stock units, respectively.

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

Potential Payments upon Termination of Employment or Change in Control

In 2007, we entered into employment agreements with Messrs. Monson and Callaghan. In February 2012, we entered into employment agreements with Ms. Kendrick and Messrs. Richard and Sides. These employment agreements provide for certain payments upon termination of employment as described below. In addition, if applicable, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, death, disability or a change in control, and is entitled to receive accelerated vesting of his or her Non-2012 Stock Option Plan Options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, death, disability or change in control, in any case, on December 31, 2014, is set forth in the “Aggregate Balance at Last Fiscal Year End” column in the Non-Qualified Deferred Compensation Table above.

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

“Cause” is generally defined in Mr. Monson’s employment agreement as Mr. Monson’s (i) willful misconduct or gross negligence, (ii) breach of the employment agreement, (iii) failure to perform his duties, (iv) material violation of the Company’s Code of Business Conduct or other policies or procedures, (v) conviction of (or plea of nolo contendere to) a felony or (vi) fraud or willful misconduct that injures the Company.

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

The term “change in control” generally has the same meaning in Ms. Kendrick’s employment agreement as it does in Mr. Monson’s employment agreement, as described above, except that Centerbridge’s initial investment in the Company in May 2011 will not be considered for purposes of determining whether a change in control has occurred in Ms. Kendrick’s employment agreement.

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

David A. Richard

On February 15, 2012, the Company entered into an employment agreement with Mr. Richard that was immediately effective. The agreement provides for Mr. Richard to continue as President of Seitel Canada Ltd. for an initial term of two years with a mechanism providing automatic one-year extensions. The agreement provides an initial annual base salary of $313,635 (Canadian), subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan.

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

The following table sets forth the estimated cash and in-kind payments and benefits to which the named executive officers would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2014. Such table also includes the estimated value that each named executive officer would receive upon the vesting of his or her unvested Non-2012 Stock Option Plan Options, if any, upon a termination of employment or change in control as of December 31, 2014. Actual payments and benefits that each named executive officer could receive in any given situation cannot be known with any certainty until the termination event or change in control event were to occur.

				Supplemental
			Medical	Life
			and Dental	Insurance	280G
Mr. Monson	Severance		Benefits (1)	Benefits (2)	Gross-Up	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,752,000		$6,283	$—	$—	$2,758,283
Termination without Cause or with or without Good Reason, in either case, following a Change in Control	4,128,000		6,283	—	1,579,083	5,713,366
Death	—		—	450,000	—	450,000
Disability	158,966	(3)	—	—	—	158,966
Change in Control	—		—	—	—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Ms. Kendrick	Bonus (4)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$195,397	$329,000		$—	$524,397
Termination with Good Reason, prior to a Change in Control	195,397	329,000		—	524,397
Death	195,397	—		450,000	645,397
Disability	195,397	41,125	(3)	—	236,522
Change in Control	—	—		—	—

				Supplemental
			Medical	Life
			and Dental	Insurance
Mr. Callaghan	Severance		Benefits (1)	Benefits (2)	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control; termination without Cause or with or without Good Reason, in either case, following a Change in Control	$1,024,000		$12,391	$—	$1,036,391
Death	—		—	450,000	450,000
Disability	107,440	(3)	—	—	107,440
Change in Control	—		—	—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Mr. Richard	Bonus (4),(5)	Severance (5)		Benefits (2),(5)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$211,938	$287,044		$—	$498,982
Termination with Good Reason, prior to a Change in Control	211,938	287,044		—	498,982
Death	211,938	—		129,299	341,237
Disability	211,938	35,881	(3)	—	247,819
Change in Control	—	—		—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Mr. Sides	Bonus (4)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$175,253	$329,000		$—	$504,253
Termination with Good Reason, prior to a Change in Control	175,253	329,000		—	504,253
Death	175,253	—		450,000	625,253
Disability	175,253	41,125	(3)	—	216,378
Change in Control	—	—		—	—

(1)
For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company's cost of the coverage elected by the named executive officer as of December 31, 2014, less the employee's required contribution for such coverage.

(2)	Represents supplemental life insurance benefits not made available to all U.S. or Canadian employees, as applicable.

(3)
Represents continued base salary and annual bonus (based on 2014 actual cash bonus) through the end of the term of the employment agreements for Messrs. Monson and Callaghan (February 14, 2015) and for Ms. Kendrick and Messrs. Richard and Sides (February 15, 2015). The actual amount to be paid would be reduced by disability insurance payments, if any.

(4)	Represents the named executive officers' earned 2014 bonus under our annual incentive bonus plan.

(5)	Amounts set forth in this column were converted to U.S. dollars based on the year-end 2014 exchange rate.

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

In 2014, we provided the following compensation to directors who were not employees:

	Fees Earned
Name	or Paid in Cash	Total
Allison A. Bennington	$—	$—
Ryan M. Birtwell	—	—
Dalton J. Boutte	75,000	75,000
Kyle N. Cruz	—	—
Jay H. Golding	75,000	75,000
John E. Jackson	75,000	75,000
Daniel R. Osnoss	—	—
Gregory P. Spivy	—	—

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2014.

Director Compensation - Outstanding Options

		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price	Date
Dalton J. Boutte	7/1/2011	1,000	$258.37	7/1/2021
Jay H. Golding	4/24/2007	641	193.13	4/24/2017
Jay H. Golding	6/30/2008	3,970	193.13	6/30/2018
John E. Jackson	8/1/2007	641	193.13	8/1/2017

Reconciliation of Non-GAAP to GAAP Financial Measures

The following is a quantitative reconciliation of Cash EBITDA before bonus (non-GAAP financial measure) to net income, the most directly comparable GAAP financial measure, for our U.S. operations, Canadian operations and on a consolidated basis for the year ended December 31, 2014 (in thousands):

	U.S.	Canada	Total
Cash EBITDA before bonus	$77,888	$24,051	$101,939
Add (subtract) items not included in cash EBITDA before bonus:
Revenue components including acquisition underwriting revenue, non-monetary exchanges and revenue recognition adjustments	56,944	13,563	70,507
Depreciation and amortization	(80,835)	(40,188)	(121,023)
Selling, general and administrative expenses including bonus, non-cash and non-routine expenses	(3,339)	(1,173)	(4,512)
Interest expense, net	(23,767)	(1,262)	(25,029)
Foreign currency gains (losses)	3	(1,977)	(1,974)
Other income	63	—	63
Benefit (provision) for income taxes	(11,787)	1,494	(10,293)
Net income (loss)	$15,170	$(5,492)	$9,678

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings' equity compensation plans as of December 31, 2014.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants	outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in first column) (1)
Equity compensation plans approved by security holders	132,108	$218.46	33,023
Equity compensation plans not approved by security holders	—	—	—
Total	132,108	$218.46	33,023

(1)
Of these securities, 4,859 could be issued as stock options under the Holdings 2007 Stock Option Plan, 5,505 could be issued as stock options under the Holdings 2012 Stock Option Plan and 22,659 could be issued as restricted stock or restricted stock units under the Holdings Restricted Stock Plan.

Equity compensation plans approved by Holdings’ stockholders include the Holdings 2007 Stock Option Plan, the Holdings 2012 Stock Option Plan and the Holdings Restricted Stock Plan. During 2014, we granted 1,000 non-qualified stock options under the Holdings 2007 Stock Option Plan with an exercise price of $229.84 per share. These options vest 25 percent on each anniversary of the grant date for four years provided continued service and will expire ten years from the grant date.

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

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, Centerbridge, our management investors, our outside directors and certain former management investors and directors. The following table sets forth certain information regarding the beneficial ownership as of March 24, 2015 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	—	995,430	67.1%
Centerbridge Capital Partners, L.P.	483,803	(4)	—	483,803	32.6%

Named Executive Officers and Directors:
Robert D. Monson	1,115		34,587	35,702	2.4%
Kevin P. Callaghan	672		12,289	12,961	*
Marcia H. Kendrick	184		10,522	10,706	*
Randall A. Sides	176		5,272	5,448	*
Jay H. Golding	641	(5)	4,611	5,252	*
David A. Richard	—		4,179	4,179	*
John E. Jackson	513		641	1,154	*
Dalton J. Boutte	193		600	793	*
Allison A. Bennington	—		—	—	-
Ryan M. Birtwell	—		—	—	-
Kyle N. Cruz	—		—	—	-
Daniel R. Osnoss	—		—	—	-
Gregory P. Spivy	—		—	—	-
All executive officers and directors as a group (16 persons)	3,634		80,670	84,304	5.39%	(6)

*	Indicates less than 1%.

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of March 24, 2015.

(2)	Based on 1,484,154 outstanding shares of Holdings as of March 24, 2015.

(3)
A total of 995,430 shares are owned directly by ValueAct Capital Master Fund, L.P. and may be deemed to be beneficially owned by (i) VA Partners I, LLC as General Partner of ValueAct Capital Master Fund L.P.; (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital Master Fund, L.P.; (iii) ValueAct Capital Management, LLC as General Partner of ValueAct Capital Management, L.P.; (iv) ValueAct Holdings, L.P. as the sole owner of the limited partnership interests of ValueAct Capital Management, L.P. and the membership interests of ValueAct Capital Management, LLC and as the majority owner of the membership interests of VA Partners I, LLC; and (v) ValueAct Holdings GP, LLC as General Partner of ValueAct Holdings, L.P.  Jeffrey W. Ubben, Bradley E. Singer and G. Mason Morfit are members of the Management Board of ValueAct Holdings GP, LLC and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

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

(6)	Includes options to purchase an aggregate of 80,670 shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2015.

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

Director Independence

Applying the New York Stock Exchange’s independence standards in Section 303A of the Listed Company Manual, Messrs. Boutte, Golding and Jackson each met the applicable independence standards. When making an independence determination, the Board endeavors to consider all relevant facts and circumstances.

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

Employment Agreements

For a description of the terms of our employment agreements with Messrs. Monson, Callaghan, Richard and Sides and Ms. Kendrick, see “Item 11. Executive Compensation – Potential Payments upon Termination of Employment or Change in Control.”

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. We receive payments on the outstanding balance only when Holdings receives cash from stock issuances. In 2014, 2013 and 2012, we made payments of approximately $13,000, $256,000 and $13,000, respectively on behalf of Holdings. The balance due from Holdings as of December 31, 2014 and 2013 was $1.1 million.

We received $72,000, $76,000 and $552,000 in 2014, 2013 and 2012, respectively, in cash dividends from Wandoo.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2014 and 2013, all of which were preapproved by the Audit Committee in compliance with its policy.

	2014	2013
Audit Fees (1)	$391,068	$367,798
Audit-Related Fees (2)	39,644	46,885
Tax Fees	—	—
All Other Fees	—	—
Total	$430,712	$414,683

(1)
Includes fees billed for professional services rendered for (i) the audit of our consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q, and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

(2)	Includes fees billed for professional services rendered in connection with registration statements, debt offerings and strategic corporate transactions.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report.

(1)	Exhibits:

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
First Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated June 2, 2009 (incorporated by reference from Exhibit 10.22 to the annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014).

10.23	†
Second Amendment to Employment Agreement by and between Seitel, Inc. and Robert D. Monson, dated January 25, 2010 (incorporated by reference from Exhibit 10.23 to the annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014).

10.24	†
Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 30, 2007 (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-4, No. 333-144844, as filed with the SEC on July 25, 2007).

10.25	†
First Amendment to Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated June 2, 2009 (incorporated by reference from Exhibit 10.25 to the annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014).

10.26	†
Second Amendment to Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan, dated January 25, 2010 (incorporated by reference from Exhibit 10.26 to the annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014).

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

12.1
Computation of Ratio of Earnings to Fixed Charges (incorporated by reference from Exhibit 12.1 to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).

21.1		Subsidiaries of Seitel, Inc. (incorporated by reference from Exhibit 12.1 to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document (incorporated by reference from Exhibit 101.INS to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).
101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference from Exhibit 101.SCH to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference from Exhibit 101.CAL to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference from Exhibit 101.DEF to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference from Exhibit 101.LAB to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference from Exhibit 101.PRE to the annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015).

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	March 27, 2015