Form 10-Q
period 2015-03-31
SEITEL INC
filed 2015-05-13
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒
As of May 8, 2015, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$80,106	$59,175
Receivables
Trade, net of allowance for doubtful accounts of $267 and $268, respectively	21,574	53,250
Notes and other	1,545	1,698
Due from Seitel Holdings, Inc.	1,146	1,143
Seismic data library, net of accumulated amortization of $1,069,331 and $1,074,260, respectively	158,182	165,079
Property and equipment, net of accumulated depreciation and amortization of $14,777 and $14,971, respectively	3,410	3,857
Prepaid expenses, deferred charges and other	11,399	10,075
Intangible assets, net of accumulated amortization of $41,427 and $41,785, respectively	8,768	10,013
Goodwill	186,377	193,722
Deferred income taxes	86,624	81,744
TOTAL ASSETS	$559,131	$579,756
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$36,092	$34,400
Income taxes payable	118	197
Senior Notes	250,000	250,000
Obligations under capital leases	1,974	2,219
Deferred revenue	32,435	34,517
Deferred income taxes	4,343	5,334
TOTAL LIABILITIES	324,962	326,667
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,291	400,177
Retained deficit	(156,422)	(148,776)
Accumulated other comprehensive income (loss)	(9,700)	1,688
TOTAL STOCKHOLDER’S EQUITY	234,169	253,089
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$559,131	$579,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
REVENUE	$24,326	$57,053
EXPENSES:
Depreciation and amortization	23,080	37,858
Cost of sales	100	126
Selling, general and administrative	6,314	7,425
	29,494	45,409
INCOME (LOSS) FROM OPERATIONS	(5,168)	11,644
Interest expense, net	(6,307)	(6,207)
Foreign currency exchange losses	(1,459)	(1,274)
Other loss	—	(14)
Income (loss) before income taxes	(12,934)	4,149
Provision (benefit) for income taxes	(5,288)	2,257
NET INCOME (LOSS)	$(7,646)	$1,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(7,646)	$1,892
Foreign currency translation adjustments	(11,388)	(5,531)
Comprehensive loss	$(19,034)	$(3,639)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balance, December 31, 2014	100	$—	$400,177	$(148,776)	$1,688
Amortization of stock-based compensation costs	—	—	114	—	—
Net loss	—	—	—	(7,646)	—
Foreign currency translation adjustments	—	—	—	—	(11,388)
Balance, March 31, 2015	100	$—	$400,291	$(156,422)	$(9,700)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(7,646)	$1,892
Depreciation and amortization	23,080	37,858
Deferred income tax provision (benefit)	(5,374)	631
Foreign currency exchange losses	1,459	1,274
Amortization of deferred financing costs	289	262
Amortization of stock-based compensation	114	178
Decrease in allowance for doubtful accounts	—	(224)
Non-cash other loss	—	14
Non-cash revenue	(179)	(177)
Decrease (increase) in receivables	30,856	(8,265)
Increase in other assets	(273)	(785)
Decrease in deferred revenue	(1,843)	(9,732)
Increase in accounts payable and other liabilities	4,582	7,140
Net cash provided by operating activities	45,065	30,066
Cash flows from investing activities:
Cash invested in seismic data	(22,900)	(27,071)
Cash paid to acquire property, equipment and other	(107)	(983)
Advances to Seitel Holdings, Inc.	(3)	(3)
Net cash used in investing activities	(23,010)	(28,057)
Cash flows from financing activities:
Principal payments on capital lease obligations	(59)	(61)
Net cash used in financing activities	(59)	(61)
Effect of exchange rate changes	(1,065)	(155)
Net increase in cash and cash equivalents	20,931	1,793
Cash and cash equivalents at beginning of period	59,175	31,353
Cash and cash equivalents at end of period	$80,106	$33,146
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$106	$71
Income taxes, net of refunds received	$246	$714
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$129	$177
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2015

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other quarter of 2015 or for the year ending December 31, 2015. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Seismic data library additions	$129	$177
Revenue recognized on specific data licenses or selections of data	17	177
Revenue recognized related to acquisition contracts	162	—
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2015, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the three months ended March 31, 2015 or 2014.

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
The Credit Facility requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of March 31, 2015, no amounts were outstanding under the Credit Facility and there was $29.9 million of availability.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2015:
Cash equivalents	$79,975	$79,975	$—	$—
At December 31, 2014:
Cash equivalents	$58,981	$58,981	$—	$—
The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2015 or 2014.
Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
At March 31, 2015 and December 31, 2014, the carrying value of the Company's debt was $250.0 million. The estimated fair value of the debt was approximately $218.4 million at March 31, 2015 and $243.8 million at December 31, 2014. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at March 31, 2015 and December 31, 2014 included $0.8 million of restricted cash related to collateral on seismic operations bonds and $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Non-monetary exchanges related to resale licensing revenue	$131	$177
Adjustment to prior year non-monetary exchange from underwriting of new data acquisition	(2)	—
Total non-cash additions to seismic data library	$129	$177

Non-cash revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisition revenue on underwriting from non-monetary exchange contracts	$162	$—
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	17	177
Total non-cash revenue	$179	$177

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2015, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance requires retrospective application and is effective on January 1, 2016, with early adoption permitted. Adopting ASU 2015-03 will only result in a change in presentation and will reduce the Company's prepaid expenses, deferred charges and other assets and Senior Notes liability amounts in the consolidated balance sheets. As of March 31, 2015, unamortized debt issue costs that would be subject to the guidance under this ASU were $5.1 million.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2014-15, but does not expect that it will have a material effect on its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. The Company is required to adopt the ASU on January 1, 2017. In April 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of the new revenue recognition standard by one year, which would change the date the Company is required to adopt the ASU to January 1, 2018. Early application of ASU 2014-09 is not currently permitted, but once effective, entities have the option of using either a full retrospective or modified approach to adopt the new standard. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and financial statement disclosures.

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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2015 and December 31, 2014, and the consolidating condensed statements of operations, statements of comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2015 and March 31, 2014 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$75,710	$4,396	$—	$80,106
Receivables
Trade, net	—	19,670	1,904	—	21,574
Notes and other	—	7	1,538	—	1,545
Due from Seitel Holdings, Inc.	—	1,146	—	—	1,146
Intercompany receivables (payables)	5,636	(3,953)	(1,683)	—	—
Investment in subsidiaries	492,829	426,211	576	(919,616)	—
Net seismic data library	—	115,423	42,874	(115)	158,182
Net property and equipment	—	1,671	1,739	—	3,410
Prepaid expenses, deferred charges and other	5,482	5,517	400	—	11,399
Intangible assets, net	900	6,023	1,845	—	8,768
Goodwill	—	107,688	78,689	—	186,377
Deferred income taxes	—	86,624	—	—	86,624
TOTAL ASSETS	$504,847	$841,737	$132,278	$(919,731)	$559,131
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$10,946	$19,763	$5,383	$—	$36,092
Income taxes payable	32	—	86	—	118
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	10	1,964	—	1,974
Deferred revenue	—	30,741	1,694	—	32,435
Deferred income taxes	—	—	4,343	—	4,343
TOTAL LIABILITIES	260,978	50,514	13,470	—	324,962
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,291	—	—	—	400,291
Parent investment	—	764,105	156,152	(920,257)	—
Retained earnings (deficit)	(156,422)	27,118	(27,496)	378	(156,422)
Accumulated other comprehensive loss	—	—	(9,848)	148	(9,700)
TOTAL STOCKHOLDER’S EQUITY	243,869	791,223	118,808	(919,731)	234,169
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$504,847	$841,737	$132,278	$(919,731)	$559,131

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$48,525	$10,650	$—	$59,175
Receivables
Trade, net	—	41,386	11,864	—	53,250
Notes and other	—	29	1,669	—	1,698
Due from Seitel Holdings, Inc.	—	1,143	—	—	1,143
Intercompany receivables (payables)	2,803	13,666	(16,469)	—	—
Investment in subsidiaries	497,151	427,481	692	(925,324)	—
Net seismic data library	—	113,930	51,290	(141)	165,079
Net property and equipment	—	1,848	2,009	—	3,857
Prepaid expenses, deferred charges and other	5,751	3,994	330	—	10,075
Intangible assets, net	900	6,826	2,287	—	10,013
Goodwill	—	107,688	86,034	—	193,722
Deferred income taxes	—	81,744	—	—	81,744
TOTAL ASSETS	$506,605	$848,260	$150,356	$(925,465)	$579,756
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$5,007	$22,841	$6,552	$—	$34,400
Income taxes payable	197	—	—	—	197
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	18	2,201	—	2,219
Deferred revenue	—	29,822	4,695	—	34,517
Deferred income taxes	—	—	5,334	—	5,334
TOTAL LIABILITIES	255,204	52,681	18,782	—	326,667
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,177	—	—	—	400,177
Parent investment	—	764,105	156,152	(920,257)	—
Retained earnings (deficit)	(148,776)	31,474	(26,248)	(5,226)	(148,776)
Accumulated other comprehensive income	—	—	1,670	18	1,688
TOTAL STOCKHOLDER’S EQUITY	251,401	795,579	131,574	(925,465)	253,089
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$506,605	$848,260	$150,356	$(925,465)	$579,756

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$11,763	$12,898	$(335)	$24,326
EXPENSES:
Depreciation and amortization	—	12,119	10,974	(13)	23,080
Cost of sales	—	78	22	—	100
Selling, general and administrative	304	4,379	1,966	(335)	6,314
	304	16,576	12,962	(348)	29,494
LOSS FROM OPERATIONS	(304)	(4,813)	(64)	13	(5,168)
Interest expense, net	(5,460)	(711)	(136)	—	(6,307)
Foreign currency exchange losses	—	(3)	(1,456)	—	(1,459)
Loss before income taxes and equity in loss of subsidiaries	(5,764)	(5,527)	(1,656)	13	(12,934)
Benefit for income taxes	(2,461)	(2,419)	(408)	—	(5,288)
Equity in loss of subsidiaries	(4,343)	(1,248)	—	5,591	—
NET LOSS	$(7,646)	$(4,356)	$(1,248)	$5,604	$(7,646)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(7,646)	$(4,356)	$(1,248)	$5,604	$(7,646)
Foreign currency translation adjustments	—	—	(11,518)	130	(11,388)
Comprehensive loss	$(7,646)	$(4,356)	$(12,766)	$5,734	$(19,034)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$39,918	$17,481	$(346)	$57,053
EXPENSES:
Depreciation and amortization	—	24,137	13,736	(15)	37,858
Cost of sales	—	114	12	—	126
Selling, general and administrative	311	4,771	2,689	(346)	7,425
	311	29,022	16,437	(361)	45,409
INCOME (LOSS) FROM OPERATIONS	(311)	10,896	1,044	15	11,644
Interest expense, net	(5,232)	(527)	(448)	—	(6,207)
Foreign currency exchange gains (losses)	—	3	(1,277)	—	(1,274)
Other loss	(14)	—	—	—	(14)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(5,557)	10,372	(681)	15	4,149
Provision (benefit) for income taxes	—	2,360	(103)	—	2,257
Equity in income (loss) of subsidiaries	7,449	(578)	—	(6,871)	—
NET INCOME (LOSS)	$1,892	$7,434	$(578)	$(6,856)	$1,892

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$1,892	$7,434	$(578)	$(6,856)	$1,892
Foreign currency translation adjustments	—	—	(5,539)	8	(5,531)
Comprehensive income (loss)	$1,892	$7,434	$(6,117)	$(6,848)	$(3,639)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(533)	$33,258	$12,340	$—	$45,065
Cash flows from investing activities:
Cash invested in seismic data	—	(15,922)	(6,978)	—	(22,900)
Cash paid to acquire property, equipment and other	—	(104)	(3)	—	(107)
Advances to Seitel Holdings, Inc.	—	(3)	—	—	(3)
Net cash used in investing activities	—	(16,029)	(6,981)	—	(23,010)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(8)	(51)	—	(59)
Intercompany transfers	533	9,967	(10,500)	—	—
Net cash provided by (used in) financing activities	533	9,959	(10,551)	—	(59)
Effect of exchange rate changes	—	(3)	(1,062)	—	(1,065)
Net increase (decrease) in cash and cash equivalents	—	27,185	(6,254)	—	20,931
Cash and cash equivalents at beginning of period	—	48,525	10,650	—	59,175
Cash and cash equivalents at end of period	$—	$75,710	$4,396	$—	$80,106

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(164)	$16,233	$13,997	$—	$30,066
Cash flows from investing activities:
Cash invested in seismic data	—	(13,713)	(13,358)	—	(27,071)
Cash paid to acquire property, equipment and other	—	(951)	(32)	—	(983)
Advances to Seitel Holdings, Inc.	—	(3)	—	—	(3)
Net cash used in investing activities	—	(14,667)	(13,390)	—	(28,057)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(8)	(53)	—	(61)
Intercompany transfers	164	(164)	—	—	—
Net cash provided by (used in) financing activities	164	(172)	(53)	—	(61)
Effect of exchange rate changes	—	—	(155)	—	(155)
Net increase in cash and cash equivalents	—	1,394	399	—	1,793
Cash and cash equivalents at beginning of period	—	24,859	6,494	—	31,353
Cash and cash equivalents at end of period	$—	$26,253	$6,893	$—	$33,146

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated funds and our current credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the exploration budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC and in our future periodic reports filed with the SEC.
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
North America Drilling Activity: The decline in crude oil prices and the reduction in capital spending by E&P companies in 2015 has had a direct impact on drilling activity in North America. As of May 8, 2015, the North American land rig count had fallen by more than 50% since the peak in the fourth quarter of 2014.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash resales	$12,186	$32,277
Other revenue components:
Acquisition underwriting revenue	11,774	16,837
Non-monetary exchanges	131	177
Revenue recognition adjustments	(542)	6,577
Solutions and other	777	1,185
Total revenue	$24,326	$57,053

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (loss) (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash EBITDA	$6,745	$26,118
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	11,774	16,837
Non-monetary exchanges	131	177
Revenue recognition adjustments	(542)	6,577
Add (subtract) other items included in net income (loss):
Depreciation and amortization	(23,080)	(37,858)
Non-cash operating expenses	(114)	(178)
Non-routine and other corporate expenses	(82)	(29)
Interest expense, net	(6,307)	(6,207)
Foreign currency losses	(1,459)	(1,274)
Other loss	—	(14)
Benefit (provision) for income taxes	5,288	(2,257)
Net income (loss)	$(7,646)	$1,892

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2015 to May 8, 2015, we completed the addition of approximately 150 square miles of seismic data to our library through new data acquisition. As of May 8, 2015, we had approximately 1,250 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2014.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisition underwriting revenue:
Cash underwriting	$11,612	$16,837
Underwriting from non-monetary exchanges	162	—
Total acquisition underwriting revenue	11,774	16,837
Resale licensing revenue:
Cash resales	12,186	32,277
Non-monetary exchanges	131	177
Revenue recognition adjustments	(542)	6,577
Total resale licensing revenue	11,775	39,031
Total seismic revenue	23,549	55,868
Solutions and other	777	1,185
Total revenue	$24,326	$57,053
Total revenue was $24.3 million in the first quarter of 2015 compared to $57.1 million in the first quarter of 2014. Acquisition underwriting revenue was $11.8 million in the first quarter of 2015 compared to $16.8 million in the first quarter of 2014. The lower level of underwriting revenue in the 2015 first quarter was mainly attributable to weather delays on our Eagle Ford/Woodbine surveys as a result of heavy rainfall. In addition to the Eagle Ford/Woodbine area, new data acquisition activity in the first quarter of 2015 was also focused in the Permian, Montney and Cardium unconventional plays. Total resale licensing revenue was $11.8 million in the first quarter of 2015 compared to $39.0 million in the first quarter of 2014. Cash resales were negatively impacted by reduced capital spending by our E&P clients resulting from the significant decline in crude oil prices and were $12.2 million in the first quarter of 2015 compared to cash resales of $32.3 million in the first quarter of 2014. We believe our cash resales in the second quarter will continue to be weak due to ongoing low crude oil prices. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. Revenue recognition adjustments resulted in a decrease in revenue recognized of $7.1 million between the first quarter of 2014 and 2015 caused by a reduction in selections on open library card contracts and a decrease in revenue recognized on previously deferred direct licensing contracts, partially offset by a decrease in the deferral of new licensing contracts. Solutions and other revenue was $0.8 million in the first quarter of 2015 compared to $1.2 million in the first quarter of 2014. Solutions revenue is primarily driven by the level of seismic revenue; therefore, the $0.4 million reduction was primarily due to the lower level of revenue activity.
At March 31, 2015, we had a deferred revenue balance of $32.4 million, compared to the December 31, 2014 balance of $34.5 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
Amortization of seismic data:
Income forecast	$12,663	53.8%	$31,153	55.8%
Straight-line	9,131	38.8%	5,248	9.4%
Total amortization of seismic data	21,794	92.6%	36,401	65.2%
Depreciation of property and equipment	236		223
Amortization of acquired intangibles	1,050		1,234
Total	$23,080		$37,858
Income forecast amortization as a percentage of total seismic revenue decreased from 2014 to 2015 primarily due to the mix of data being licensed. In both quarters, we had resale revenue recognized from data whose costs were fully amortized. In the first quarter of 2015, the percentage of resale revenue recognized from data whose costs were fully amortized was 44% as compared to 29% in the first quarter of 2014. Also impacting the percentage of income forecast amortization to total seismic revenue was the proportion of acquisition revenue (for which all of the revenue attracts amortization) to total seismic revenue. In the first quarter of 2015, acquisition revenue represented a higher percentage of total seismic revenue than in the first quarter of 2014. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization will vary between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $6.3 million in the first quarter of 2015 compared to $7.4 million in the first quarter of 2014. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash SG&A expenses	$6,200	$7,247
Non-cash compensation expense	114	178
Total	$6,314	$7,425
Cash SG&A expenses decreased $1.0 million in the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily due to a reduction in variable expenses. These variable expenses are comprised of commissions and annual incentive compensation and were lower in 2015 due to the decrease in revenue and Cash EBITDA.
Income Taxes
Income tax expense (benefit) was $(5.3) million in the first quarter of 2015 compared to $2.3 million in the first quarter of 2014. The benefit in the first quarter of 2015 was comprised of (i) U.S. federal tax benefit of $4.8 million, (ii) a benefit of $0.4 million related to our Canadian operations and (iii) U.S. state tax expense of $0.1 million. Income tax expense in the first quarter of 2014 was comprised of (i) U.S. federal tax expense of $1.9 million, (ii) U.S. state tax expense of $0.5 million and (iii) a benefit of $0.1 million related to our Canadian operations.
Net Income (Loss)
Net income (loss) was $(7.6) million in the first quarter of 2015 compared to $1.9 million in the first quarter of 2014. The $9.5 million decrease was primarily due to a reduction in revenues partially offset by lower amortization expense associated with our data library, a decrease in SG&A expenses and an income tax benefit in the first quarter of 2015.
Liquidity and Capital Resources
As of March 31, 2015, we had $80.1 million in consolidated cash, cash equivalents and short-term investments, including $0.8 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at March 31, 2015, was $4.4 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note D - Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million, subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility expires on May 25, 2016. As of March 31, 2015, no amounts were outstanding under the Credit Facility and there was $29.9 million of availability. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at March 31, 2015.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at March 31, 2015.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $45.1 million and $30.1 million for the three months ended March 31, 2015 and 2014, respectively. Operating cash flows for 2015 increased from 2014 primarily due to an increase in collections on cash resales.
Cash Flows from Investing Activities: Cash flows used in investing activities were $23.0 million and $28.1 million for the three months ended March 31, 2015 and 2014, respectively. Cash expenditures for seismic data were $22.9 million and $27.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash invested in seismic data for 2015 compared to 2014 was primarily due to decreased data acquisition activity.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for both the three months ended March 31, 2015 and 2014.
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
Deferred Taxes
As of March 31, 2015, we had a net deferred tax liability of $4.3 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $85.4 million and a state deferred tax asset of $1.2 million.
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

Capital Expenditures
During the three months ended March 31, 2015, capital expenditures for seismic data and other property and equipment amounted to $19.3 million. Our capital expenditures for the remainder of 2015 are presently estimated to be $52.9 million. The first three months of 2015 actual and 2015 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2015	Estimate for Remainder of 2015	Total Estimate for 2015
New data acquisition	$18,503	$48,497	$67,000
Cash purchases and data processing	595	2,505	3,100
Non-monetary exchanges	129	671	800
Property and equipment and other	107	1,193	1,300
Total capital expenditures	19,334	52,866	72,200
Less: Non-monetary exchanges	(129)	(671)	(800)
Changes in working capital	3,802	—	3,802
Cash investment per statement of cash flows	$23,007	$52,195	$75,202
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

	Three Months Ended March 31, 2015	Estimate for Remainder of 2015	Total Estimate for 2015
Total capital expenditures	$19,334	$52,866	$72,200
Less: Non-monetary exchanges	(129)	(671)	(800)
Cash underwriting	(11,612)	(33,788)	(45,400)
Net cash capital expenditures	$7,593	$18,407	$26,000
As of May 8, 2015, we had capital expenditure commitments related to data acquisition projects of approximately $46.3 million, of which we have obtained approximately $32.2 million of cash underwriting. We expect the majority of our $14.1 million committed net cash capital expenditures to be incurred in 2015. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 27 of this Quarterly Report.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2015, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2014 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of March 31, 2015, if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.4 million.
We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2015.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, initially filed with the SEC on February 20, 2015, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

SEITEL, INC.

Date: May 13, 2015	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: May 13, 2015	/s/ Marcia H. Kendrick
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