Form 10-Q
period 2015-06-30
SEITEL INC
filed 2015-08-11
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒
As of August 6, 2015, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$66,692	$59,175
Receivables
Trade, net of allowance for doubtful accounts of $267 and $268, respectively	26,456	53,250
Notes and other	1,523	1,698
Due from Seitel Holdings, Inc.	1,151	1,143
Income tax refund	325	—
Seismic data library, net of accumulated amortization of $1,093,279 and $1,074,260, respectively	166,981	165,079
Property and equipment, net of accumulated depreciation and amortization of $15,090 and $14,971, respectively	3,131	3,857
Prepaid expenses, deferred charges and other	10,129	10,075
Intangible assets, net of accumulated amortization of $42,738 and $41,785, respectively	7,746	10,013
Goodwill	187,696	193,722
Deferred income taxes	86,286	81,744
TOTAL ASSETS	$558,116	$579,756
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$32,921	$34,400
Income taxes payable	672	197
Senior Notes	250,000	250,000
Obligations under capital leases	1,948	2,219
Deferred revenue	34,085	34,517
Deferred income taxes	4,588	5,334
TOTAL LIABILITIES	324,214	326,667
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,374	400,177
Retained deficit	(158,698)	(148,776)
Accumulated other comprehensive income (loss)	(7,774)	1,688
TOTAL STOCKHOLDER’S EQUITY	233,902	253,089
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$558,116	$579,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE	$30,722	$47,334	$55,048	$104,387
EXPENSES:
Depreciation and amortization	20,407	29,771	43,487	67,629
Cost of sales	27	127	127	253
Selling, general and administrative	5,543	6,893	11,857	14,318
	25,977	36,791	55,471	82,200
INCOME (LOSS) FROM OPERATIONS	4,745	10,543	(423)	22,187
Interest expense, net	(6,332)	(6,211)	(12,639)	(12,418)
Foreign currency exchange gains (losses)	38	831	(1,421)	(443)
Other income	5	73	5	59
Income (loss) before income taxes	(1,544)	5,236	(14,478)	9,385
Provision (benefit) for income taxes	732	2,661	(4,556)	4,918
NET INCOME (LOSS)	$(2,276)	$2,575	$(9,922)	$4,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(2,276)	$2,575	$(9,922)	$4,467
Foreign currency translation adjustments	1,926	4,955	(9,462)	(576)
Comprehensive income (loss)	$(350)	$7,530	$(19,384)	$3,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balance, December 31, 2014	100	$—	$400,177	$(148,776)	$1,688
Amortization of stock-based compensation costs	—	—	197	—	—
Net loss	—	—	—	(9,922)	—
Foreign currency translation adjustments	—	—	—	—	(9,462)
Balance, June 30, 2015	100	$—	$400,374	$(158,698)	$(7,774)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(9,922)	$4,467
Depreciation and amortization	43,487	67,629
Deferred income tax provision (benefit)	(4,822)	3,047
Foreign currency exchange losses	1,421	443
Amortization of deferred financing costs	585	532
Amortization of stock-based compensation	197	304
Decrease in allowance for doubtful accounts	—	(337)
Non-cash other loss	—	14
Non-cash revenue	(5,877)	(238)
Decrease in receivables	25,735	1,290
Increase in other assets	(750)	(21)
Decrease in deferred revenue	(2,301)	(15,809)
Increase (decrease) in accounts payable and other liabilities	(1,723)	1,114
Net cash provided by operating activities	46,030	62,435
Cash flows from investing activities:
Cash invested in seismic data	(37,237)	(49,606)
Cash paid to acquire property, equipment and other	(150)	(1,157)
Advances to Seitel Holdings, Inc.	(8)	(7)
Net cash used in investing activities	(37,395)	(50,770)
Cash flows from financing activities:
Principal payments on capital lease obligations	(118)	(123)
Net cash used in financing activities	(118)	(123)
Effect of exchange rate changes	(1,000)	122
Net increase in cash and cash equivalents	7,517	11,664
Cash and cash equivalents at beginning of period	59,175	31,353
Cash and cash equivalents at end of period	$66,692	$43,017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,087	$12,022
Income taxes, net of refunds received	$190	$(3,989)
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$7,922	$177
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other quarter of 2015 or for the year ending December 31, 2015. The condensed consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Seismic data library additions	$7,793	$—	$7,922	$177
Revenue recognized on specific data licenses or selections of data	5,696	61	5,713	238
Revenue recognized related to acquisition contracts	2	—	164	—
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.9 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively.

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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2015, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the six months ended June 30, 2015 or 2014.

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
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on the Company's seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. The Credit Facility matures on May 25, 2016. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility, and Seitel Canada Ltd. (“Seitel Canada”), a wholly-owned subsidiary of the Company, and each future direct and indirect wholly-owned Canadian subsidiary of the Company (such subsidiaries together with Seitel Canada, the “Canadian Guarantors”) are guarantors of payment of the Canadian obligations under the Credit Facility.
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
The Credit Facility requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of June 30, 2015, no amounts were outstanding under the Credit Facility and there was $28.3 million of availability.

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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2015:
Cash equivalents	$66,558	$66,558	$—	$—
At December 31, 2014:
Cash equivalents	$58,981	$58,981	$—	$—
The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2015 or 2014.
Cash equivalents include money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.
Other Financial Instruments:
At June 30, 2015 and December 31, 2014, the carrying value of the Company's debt was $250.0 million. The estimated fair value of the debt was approximately $228.1 million at June 30, 2015 and $243.8 million at December 31, 2014. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at June 30, 2015 and December 31, 2014 included $0.8 million of restricted cash related to collateral on seismic operations bonds and $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
Income taxes paid during the six months ended June 30, 2015 and June 30, 2014 were $0.3 million and $1.9 million, respectively. During the first six months of 2015 and 2014, the Company received income tax refunds of $0.1 million and $5.9 million, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2015	2014
Non-monetary exchanges related to resale licensing revenue	$7,924	$177
Adjustment to prior year non-monetary exchange from underwriting of new data acquisition	(2)	—
Total non-cash additions to seismic data library	$7,922	$177

Non-cash revenue consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014
Acquisition revenue on underwriting from non-monetary exchange contracts	$164	$—
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	5,713	238
Total non-cash revenue	$5,877	$238

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2015, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.

NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance requires retrospective application and is effective on January 1, 2016, with early adoption permitted. Adopting ASU 2015-03 will only result in a change in presentation and will reduce the Company's prepaid expenses, deferred charges and other assets and Senior Notes liability amounts in the consolidated balance sheets. As of June 30, 2015, unamortized debt issue costs that would be subject to the guidance under this ASU were $4.8 million.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In July 2015, the FASB agreed to defer the effective date of the new revenue recognition standard by one year, which changes the date by which the Company is required to adopt the ASU to January 1, 2018. Early application of ASU 2014-09 is permitted, but not before January 1, 2017. Once effective, entities have the option of using either a full retrospective or modified approach to adopt the new standard. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and financial statement disclosures.

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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2015 and December 31, 2014, the consolidating condensed statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and June 30, 2014 and consolidating condensed statements of cash flows for the six months ended June 30, 2015 and June 30, 2014 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$64,263	$2,429	$—	$66,692
Receivables
Trade, net	—	23,199	3,257	—	26,456
Notes and other	—	9	1,514	—	1,523
Due from Seitel Holdings, Inc.	—	1,151	—	—	1,151
Income tax refund	—	—	325	—	325
Intercompany receivables (payables)	(4,457)	6,173	(1,716)	—	—
Investment in subsidiaries	494,928	426,413	590	(921,931)	—
Net seismic data library	—	119,207	47,879	(105)	166,981
Net property and equipment	—	1,456	1,675	—	3,131
Prepaid expenses, deferred charges and other	5,314	4,219	596	—	10,129
Intangible assets, net	900	5,220	1,626	—	7,746
Goodwill	—	107,688	80,008	—	187,696
Deferred income taxes	—	86,286	—	—	86,286
TOTAL ASSETS	$496,685	$845,284	$138,183	$(922,036)	$558,116
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,009	$21,974	$5,938	$—	$32,921
Income taxes payable	—	—	672	—	672
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	1	1,947	—	1,948
Deferred revenue	—	30,001	4,084	—	34,085
Deferred income taxes	—	—	4,588	—	4,588
TOTAL LIABILITIES	255,009	51,976	17,229	—	324,214
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,374	—	—	—	400,374
Parent investment	—	764,105	156,217	(920,322)	—
Retained earnings (deficit)	(158,698)	29,203	(27,343)	(1,860)	(158,698)
Accumulated other comprehensive loss	—	—	(7,920)	146	(7,774)
TOTAL STOCKHOLDER’S EQUITY	241,676	793,308	120,954	(922,036)	233,902
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$496,685	$845,284	$138,183	$(922,036)	$558,116

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$48,525	$10,650	$—	$59,175
Receivables
Trade, net	—	41,386	11,864	—	53,250
Notes and other	—	29	1,669	—	1,698
Due from Seitel Holdings, Inc.	—	1,143	—	—	1,143
Intercompany receivables (payables)	2,803	13,666	(16,469)	—	—
Investment in subsidiaries	497,151	427,481	692	(925,324)	—
Net seismic data library	—	113,930	51,290	(141)	165,079
Net property and equipment	—	1,848	2,009	—	3,857
Prepaid expenses, deferred charges and other	5,751	3,994	330	—	10,075
Intangible assets, net	900	6,826	2,287	—	10,013
Goodwill	—	107,688	86,034	—	193,722
Deferred income taxes	—	81,744	—	—	81,744
TOTAL ASSETS	$506,605	$848,260	$150,356	$(925,465)	$579,756
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$22,841	$6,552	$—	$34,400
Income taxes payable	197	—	—	—	197
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	18	2,201	—	2,219
Deferred revenue	—	29,822	4,695	—	34,517
Deferred income taxes	—	—	5,334	—	5,334
TOTAL LIABILITIES	255,204	52,681	18,782	—	326,667
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,177	—	—	—	400,177
Parent investment	—	764,105	156,152	(920,257)	—
Retained earnings (deficit)	(148,776)	31,474	(26,248)	(5,226)	(148,776)
Accumulated other comprehensive income	—	—	1,670	18	1,688
TOTAL STOCKHOLDER’S EQUITY	251,401	795,579	131,574	(925,465)	253,089
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$506,605	$848,260	$150,356	$(925,465)	$579,756

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$21,505	$9,543	$(326)	$30,722
EXPENSES:
Depreciation and amortization	—	13,307	7,113	(13)	20,407
Cost of sales	—	9	18	—	27
Selling, general and administrative	271	3,721	1,877	(326)	5,543
	271	17,037	9,008	(339)	25,977
INCOME (LOSS) FROM OPERATIONS	(271)	4,468	535	13	4,745
Interest expense, net	(5,574)	(700)	(58)	—	(6,332)
Foreign currency exchange gains	—	—	38	—	38
Other income	—	5	—	—	5
Income (loss) before income taxes and equity in income of subsidiaries	(5,845)	3,773	515	13	(1,544)
Provision (benefit) for income taxes	(1,471)	1,841	362	—	732
Equity in income of subsidiaries	2,098	153	—	(2,251)	—
NET INCOME (LOSS)	$(2,276)	$2,085	$153	$(2,238)	$(2,276)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(2,276)	$2,085	$153	$(2,238)	$(2,276)
Foreign currency translation adjustments	—	—	1,928	(2)	1,926
Comprehensive income (loss)	$(2,276)	$2,085	$2,081	$(2,240)	$(350)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$36,954	$10,724	$(344)	$47,334
EXPENSES:
Depreciation and amortization	—	19,423	10,363	(15)	29,771
Cost of sales	—	126	1	—	127
Selling, general and administrative	296	4,518	2,423	(344)	6,893
	296	24,067	12,787	(359)	36,791
INCOME (LOSS) FROM OPERATIONS	(296)	12,887	(2,063)	15	10,543
Interest expense, net	(5,357)	(513)	(341)	—	(6,211)
Foreign currency exchange gains	—	—	831	—	831
Other income	—	73	—	—	73
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(5,653)	12,447	(1,573)	15	5,236
Provision (benefit) for income taxes	(4,460)	7,481	(360)	—	2,661
Equity in income (loss) of subsidiaries	3,768	(1,213)	—	(2,555)	—
NET INCOME (LOSS)	$2,575	$3,753	$(1,213)	$(2,540)	$2,575

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$2,575	$3,753	$(1,213)	$(2,540)	$2,575
Foreign currency translation adjustments	—	—	4,962	(7)	4,955
Comprehensive income	$2,575	$3,753	$3,749	$(2,547)	$7,530

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$33,268	$22,441	$(661)	$55,048
EXPENSES:
Depreciation and amortization	—	25,426	18,087	(26)	43,487
Cost of sales	—	87	40	—	127
Selling, general and administrative	575	8,100	3,843	(661)	11,857
	575	33,613	21,970	(687)	55,471
INCOME (LOSS) FROM OPERATIONS	(575)	(345)	471	26	(423)
Interest expense, net	(11,034)	(1,411)	(194)	—	(12,639)
Foreign currency exchange losses	—	(3)	(1,418)	—	(1,421)
Other income	—	5	—	—	5
Loss before income taxes and equity in loss of subsidiaries	(11,609)	(1,754)	(1,141)	26	(14,478)
Benefit for income taxes	(3,932)	(578)	(46)	—	(4,556)
Equity in loss of subsidiaries	(2,245)	(1,095)	—	3,340	—
NET LOSS	$(9,922)	$(2,271)	$(1,095)	$3,366	$(9,922)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(9,922)	$(2,271)	$(1,095)	$3,366	$(9,922)
Foreign currency translation adjustments	—	—	(9,590)	128	(9,462)
Comprehensive loss	$(9,922)	$(2,271)	$(10,685)	$3,494	$(19,384)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$76,872	$28,205	$(690)	$104,387
EXPENSES:
Depreciation and amortization	—	43,560	24,099	(30)	67,629
Cost of sales	—	240	13	—	253
Selling, general and administrative	607	9,289	5,112	(690)	14,318
	607	53,089	29,224	(720)	82,200
INCOME (LOSS) FROM OPERATIONS	(607)	23,783	(1,019)	30	22,187
Interest expense, net	(10,589)	(1,040)	(789)	—	(12,418)
Foreign currency exchange gains (losses)	—	3	(446)	—	(443)
Other income (loss)	(14)	73	—	—	59
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(11,210)	22,819	(2,254)	30	9,385
Provision (benefit) for income taxes	(4,460)	9,841	(463)	—	4,918
Equity in income (loss) of subsidiaries	11,217	(1,791)	—	(9,426)	—
NET INCOME (LOSS)	$4,467	$11,187	$(1,791)	$(9,396)	$4,467

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$4,467	$11,187	$(1,791)	$(9,396)	$4,467
Foreign currency translation adjustments	—	—	(577)	1	(576)
Comprehensive income (loss)	$4,467	$11,187	$(2,368)	$(9,395)	$3,891

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,691)	$45,722	$12,999	$—	$46,030
Cash flows from investing activities:
Cash invested in seismic data	—	(28,125)	(9,112)	—	(37,237)
Cash paid to acquire property, equipment and other	—	(140)	(10)	—	(150)
Advances to Seitel Holdings, Inc.	—	(8)	—	—	(8)
Net cash used in investing activities	—	(28,273)	(9,122)	—	(37,395)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(17)	(101)	—	(118)
Intercompany transfers	12,691	(1,691)	(11,000)	—	—
Net cash provided by (used in) financing activities	12,691	(1,708)	(11,101)	—	(118)
Effect of exchange rate changes	—	(3)	(997)	—	(1,000)
Net increase (decrease) in cash and cash equivalents	—	15,738	(8,221)	—	7,517
Cash and cash equivalents at beginning of period	—	48,525	10,650	—	59,175
Cash and cash equivalents at end of period	$—	$64,263	$2,429	$—	$66,692

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,268)	$43,860	$30,843	$—	$62,435
Cash flows from investing activities:
Cash invested in seismic data	—	(32,263)	(17,343)	—	(49,606)
Cash paid to acquire property, equipment and other	—	(1,065)	(92)	—	(1,157)
Advances to Seitel Holdings, Inc.	—	(7)	—	—	(7)
Net cash used in investing activities	—	(33,335)	(17,435)	—	(50,770)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(16)	(107)	—	(123)
Intercompany transfers	12,268	3,732	(16,000)	—	—
Net cash provided by (used in) financing activities	12,268	3,716	(16,107)	—	(123)
Effect of exchange rate changes	—	3	119	—	122
Net increase (decrease) in cash and cash equivalents	—	14,244	(2,580)	—	11,664
Cash and cash equivalents at beginning of period	—	24,859	6,494	—	31,353
Cash and cash equivalents at end of period	$—	$39,103	$3,914	$—	$43,017

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated cash flow and available borrowings under our revolving credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the capital expenditure budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”).
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
North America Drilling Activity: The decline in crude oil prices and the reduction in capital spending by E&P companies in 2015 has had a direct impact on drilling activity in North America. As of July 24, 2015, the North American land rig count had fallen by approximately 45% since its peak in the fourth quarter of 2014.
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
Key Performance Measures

Management considers certain financial and performance measures in evaluating and managing our financial condition and operating performance. Some of these measures are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with United States generally accepted accounting principles, or GAAP. These non-GAAP measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP and should not be considered substitutes for GAAP financial measures.

The following are the key financial and performance measures considered by management.

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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash resales	$15,121	$26,089	$27,307	$58,366
Other revenue components:
Acquisition underwriting revenue	10,411	14,500	22,185	31,337
Non-monetary exchanges	7,793	—	7,924	177
Revenue recognition adjustments	(2,941)	5,757	(3,483)	12,334
Solutions and other	338	988	1,115	2,173
Total revenue	$30,722	$47,334	$55,048	$104,387

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash EBITDA	$9,977	$20,200	$16,722	$46,318
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	10,411	14,500	22,185	31,337
Non-monetary exchanges	7,793	—	7,924	177
Revenue recognition adjustments	(2,941)	5,757	(3,483)	12,334
Add (subtract) other items included in net income (loss):
Depreciation and amortization	(20,407)	(29,771)	(43,487)	(67,629)
Non-cash operating expenses	(83)	(126)	(197)	(304)
Non-routine and other corporate expenses	(5)	(17)	(87)	(46)
Interest expense, net	(6,332)	(6,211)	(12,639)	(12,418)
Foreign currency gains (losses)	38	831	(1,421)	(443)
Other income	5	73	5	59
Benefit (provision) for income taxes	(732)	(2,661)	4,556	(4,918)
Net income (loss)	$(2,276)	$2,575	$(9,922)	$4,467

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2015 to August 6, 2015, we completed the addition of approximately 1,000 square miles of seismic data to our library. As of August 6, 2015, we had approximately 1,000 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2014.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition underwriting revenue:
Cash underwriting	$10,409	$14,500	$22,021	$31,337
Underwriting from non-monetary exchanges	2	—	164	—
Total acquisition underwriting revenue	10,411	14,500	22,185	31,337
Resale licensing revenue:
Cash resales	15,121	26,089	27,307	58,366
Non-monetary exchanges	7,793	—	7,924	177
Revenue recognition adjustments	(2,941)	5,757	(3,483)	12,334
Total resale licensing revenue	19,973	31,846	31,748	70,877
Total seismic revenue	30,384	46,346	53,933	102,214
Solutions and other	338	988	1,115	2,173
Total revenue	$30,722	$47,334	$55,048	$104,387
Total revenue was $30.7 million in the second quarter of 2015 compared to $47.3 million in the second quarter of 2014. Acquisition underwriting revenue was $10.4 million in the second quarter of 2015 compared to $14.5 million in the second quarter of 2014. The majority of new data acquisition activity in the second quarter of 2015 occurred in the U.S. and was focused in the Eagle Ford/Woodbine and Permian unconventional plays. Decreased acquisition underwriting revenue during the second quarter of 2015 primarily resulted from slower than expected progress on certain of our new data acquisition projects located in the Eagle Ford/Woodbine area due to weather delays. Total resale licensing revenue was $20.0 million in the second quarter of 2015 compared to $31.8 million in the second quarter of 2014. A reduction in customer spending resulting from the ongoing low crude oil price environment continued in the second quarter of 2015. As a result, cash resales were $15.1 million in the second quarter of 2015 compared to cash resales of $26.1 million in the second quarter of 2014. Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade. The increase of $7.8 million between quarters was primarily due to one large non-cash licensing contract entered into in the second quarter of 2015. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $8.7 million decrease in revenue recognition adjustments during the second quarter of 2015 as compared to the second quarter of 2014 primarily resulted from a reduction in selections from library card contracts. Solutions and other revenue was $0.3 million in the second quarter of 2015 compared to $1.0 million in the second quarter of 2014. Solutions revenue is primarily driven by the level of seismic revenue; therefore, the $0.7 million reduction was primarily due to the lower level of seismic revenue activity.
Total revenue for the first six months of 2015 was $55.0 million compared to $104.4 million in the first six months of 2014. Acquisition underwriting revenue was $22.2 million for the first six months of 2015 compared to $31.3 million in the first six months of 2014. This decrease was primarily attributable to weather delays on certain of our U.S. surveys caused by heavy rainfall in the first half of 2015. We have experienced dryer weather conditions to date in the third quarter of 2015, which has improved the progress on these surveys. Total resale licensing revenue was $31.7 million in the first six months of 2015 compared to $70.9 million in the first six months of 2014. Cash resales for the first six months of 2015 were $27.3 million compared to $58.4 million in the first six months of 2014 reflecting lower activity levels by our clients as a result of less drilling and reduced capital expenditures stemming from the drop in crude oil prices beginning in late 2014. We believe our cash resales in the third quarter will follow the trends of the first half of 2015 due to ongoing low crude oil prices. We had one large non-monetary exchange in the first six months of 2015 causing the significant increase from the first six months of 2014. The decrease of $15.8 million in revenue recognition adjustments from the first six months of 2014 to the first six months of 2015 was primarily due to a decrease in selections of data from library card contracts and a decrease in revenue recognized on previously deferred direct licensing contracts, partially offset by a decrease in the deferral of new licensing contracts. Solutions and other revenue decreased $1.1 million between the six-month periods due to the lower level of total seismic revenue.

At June 30, 2015, we had a deferred revenue balance of $34.1 million, compared to the December 31, 2014 balance of $34.5 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Amortization of seismic data:
Income forecast	$12,059	39.7%	$22,258	48.0%	$24,722	45.8%	$53,411	52.3%
Straight-line	7,058	23.2%	6,199	13.4%	16,189	30.0%	11,447	11.2%
Total amortization of seismic data	19,117	62.9%	28,457	61.4%	40,911	75.8%	64,858	63.5%
Depreciation of property and equipment	234		223		470		446
Amortization of acquired intangibles	1,056		1,091		2,106		2,325
Total	$20,407		$29,771		$43,487		$67,629
Total seismic data library amortization amounted to $19.1 million in the second quarter of 2015 compared to $28.5 million in the second quarter of 2014 and $40.9 million for the first half of 2015 compared to $64.9 million for the first half of 2014. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue decreased from 2014 to 2015 primarily due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and six months ended June 30, 2015, the percentage of resale revenue recognized from data whose costs were fully amortized was 66% and 58%, respectively, as compared to 46% and 36% in the three and six months ended June 30, 2014, respectively, which primarily contributed to the overall reduction in the percentage of income forecast amortization to total seismic revenue. In addition, in the first six months of 2015, acquisition underwriting revenue (for which all of the revenue attracts amortization) represented a higher proportion of total seismic revenue than in the first six months of 2014 which partially offset this reduction. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for sale. The amount of straight-line amortization will vary between periods due to the distribution of revenue among the various seismic surveys. The reduced level of resale revenue contributed to the increase in straight-line amortization in the 2015 periods.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.5 million in the second quarter of 2015 compared to $6.9 million in the second quarter of 2014 and $11.9 million in the first six months of 2015 compared to $14.3 million in the first six months of 2014. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash SG&A expenses	$5,460	$6,767	$11,660	$14,014
Non-cash compensation expense	83	126	197	304
Total	$5,543	$6,893	$11,857	$14,318
The decrease in cash SG&A expenses of $1.3 million from the second quarter of 2014 to the second quarter of 2015 and $2.4 million from the first six months of 2014 to the first six months of 2015 was primarily attributable to a reduction in variable expenses. These variable expenses are comprised of commissions and annual incentive compensation and were lower in the 2015 periods due to the decrease in revenue and Cash EBITDA.

Income Taxes
Income tax expense was $0.7 million in the second quarter of 2015 compared to $2.7 million in the second quarter of 2014. Income tax expense in the second quarter of 2015 was comprised of (i) U.S. federal tax expense of $0.3 million, which included approximately $1.0 million expense resulting from a revision in our estimated annual effective tax rate, (ii) $0.7 million expense related to our Canadian operations, which included approximately $0.5 million expense resulting from a rate adjustment recorded due to an increase in Alberta's provincial tax rate enacted in the second quarter of 2015, (iii) a U.S. state tax benefit of $0.1 million and (iv) a benefit of $0.3 million related to certain research and development tax credits in Canada. Income tax expense in the second quarter of 2014 was comprised of (i) U.S. federal tax expense of $2.8 million, (ii) U.S. state tax expense of $0.3 million and (iii) a benefit of $0.4 million related to our Canadian operations.
Income tax expense (benefit) was $(4.6) million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively. The benefit for the first six months of 2015 was comprised of (i) U.S. federal tax benefit of $4.5 million on our U.S. operations, (ii) $0.2 million expense related to our Canadian operations, which included approximately $0.5 million expense resulting from the rate adjustment mentioned above and (iii) a benefit of $0.3 million related to certain research and development tax credits in Canada. The expense for the first six months of 2014 was comprised of (i) $4.6 million in U.S. federal tax expense, (ii) $0.8 million in U.S. state taxes and (iii) a benefit of $0.5 million related to our Canadian operations.
Net Income (Loss)
Net income (loss) was $(2.3) million in the second quarter of 2015 compared to $2.6 million in the second quarter of 2014 and $(9.9) million in the first six months of 2015 compared to $4.5 million in the first six months of 2014. The $4.9 million decrease between quarters and the $14.4 million decrease between the six month periods was primarily due to a reduction in revenues partially offset by lower amortization expense associated with our data library, a decrease in SG&A expenses and lower income tax expense.
Liquidity and Capital Resources
As of June 30, 2015, we had $66.7 million in consolidated cash, cash equivalents and short-term investments, including $0.9 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at June 30, 2015, was $2.4 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note D - Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility matures on May 25, 2016. As of June 30, 2015, no amounts were outstanding under the Credit Facility and there was $28.3 million of availability. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at June 30, 2015.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at June 30, 2015.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $46.0 million and $62.4 million for the six months ended June 30, 2015 and 2014, respectively. Operating cash flows for 2015 decreased from 2014 primarily due to the reduced level of cash resales, lower acquisition underwriting revenue and a reduction in income tax refunds.

Cash Flows from Investing Activities: Cash flows used in investing activities were $37.4 million and $50.8 million for the six months ended June 30, 2015 and 2014, respectively. Cash expenditures for seismic data were $37.2 million and $49.6 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash invested in seismic data for 2015 compared to 2014 was primarily due to weather delays experienced in the first six months of 2015 and working capital changes.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for both the six months ended June 30, 2015 and 2014.
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
Deferred Taxes
As of June 30, 2015, we had a net deferred tax liability of $4.6 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $85.1 million and a state deferred tax asset of $1.2 million.
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
Capital Expenditures
During the six months ended June 30, 2015, capital expenditures for seismic data and other property and equipment amounted to $46.7 million. Our capital expenditures for the remainder of 2015 are presently estimated to be $40.1 million. The first six months of 2015 actual and 2015 estimated remaining capital expenditures are comprised of the following (in thousands):

	Six Months Ended June 30, 2015	Estimate for Remainder of 2015	Total Estimate for 2015
New data acquisition	$35,766	$37,900	$73,666
Cash purchases and data processing	2,836	1,050	3,886
Non-monetary exchanges	7,922	—	7,922
Property and equipment and other	150	1,150	1,300
Total capital expenditures	46,674	40,100	86,774
Less: Non-monetary exchanges	(7,922)	—	(7,922)
Changes in working capital	(1,365)	—	(1,365)
Cash investment per statement of cash flows	$37,387	$40,100	$77,487

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

	Six Months Ended June 30, 2015	Estimate for Remainder of 2015	Total Estimate for 2015
Total capital expenditures	$46,674	$40,100	$86,774
Less: Non-monetary exchanges	(7,922)	—	(7,922)
Cash underwriting	(22,021)	(28,100)	(50,121)
Net cash capital expenditures	$16,731	$12,000	$28,731
As of August 6, 2015, we had capital expenditure commitments related to data acquisition projects of approximately $37.4 million, of which we have obtained approximately $28.4 million of cash underwriting. We expect approximately 90% of our $9.0 million committed net cash capital expenditures to be incurred in 2015 with the remainder being incurred in 2016. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 33 of this Quarterly Report.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of June 30, 2015, we did not have any open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2014 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of June 30, 2015, if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years' historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.1 million.
We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2015.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SEITEL, INC.

Date: August 11, 2015	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2015	/s/ Marcia H. Kendrick
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