Form 10-K
period 2015-12-31
SEITEL INC
filed 2016-02-19
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On February 16, 2016, there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

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
PART I

Item 1. Business
General

We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of onshore and offshore geological data that we have accumulated since our inception in 1982. We believe our data library is one of the largest onshore three-dimensional (“3D”) databases available for licensing in North America and includes leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas.
As of February 2016, we own approximately 43,500 square miles of onshore 3D data, consisting of 29,600 square miles in the United States (68%) and 13,950 square miles in Canada (32%). We have a leading market position in key geographies in the North American unconventional onshore oil and gas plays where exploration and production (“E&P”) companies have been focusing their efforts in recent years. Over 50% of our onshore 3D library is comprised of data located in unconventional plays. Since 2008, we have embarked upon a campaign to acquire data in key unconventional plays, adding over 12,000 square miles to our library. In 2015, we began to expand our data library coverage into Mexico. Initially, we are doing this through the reprocessing of existing 2D data which will then be licensed to E&P companies.
Our business model is to acquire data selectively in geological formations that we believe will support drilling from a variety of oil and gas producers over an extended period of time. We design and manage new surveys and license them to initial clients which typically fund a significant portion (55% to 75%) of the total cost of each survey (referred to as “client underwriting”). Seitel typically owns 100% of the acquired data and licenses the data to additional parties on a non-exclusive basis (referred to as “resales”). Such resales are unlimited in both time and amount and require minimal incremental cash costs. Since embarking on our investment in unconventional data in 2008, we have achieved, on a historical basis, a reasonably short payback period on these investments of about three to four years on average. However, in the current industry environment, such returns have been reduced. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with approximately 50% of our 2015 3D onshore resale revenue coming from data over five years old.
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

In each of fiscal 2015, 2014 and 2013, approximately 98% of our revenues were generated from customers underwriting data acquisitions and revenue from licensing of seismic data. Other revenues during these years were primarily derived from Solutions for reproduction and delivery of seismic data licensed by our clients. See Note L to Consolidated Financial Statements for information about our revenue by geographical area.
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

Management believes the level of resales from various vintages of our seismic data is useful in order to assess the resiliency and value of our seismic data library. Management considers estimated longevity of and foreseeable demand for data in determining whether to undertake new data acquisition projects. For the year ended December 31, 2015, resale revenue from 3D onshore data was recognized from net historical investments made in the indicated periods (in thousands):

	Resale Revenue	Percentage	Net Investment (1)	Percentage
Investments prior to 2011	$25,827	50%	$527,630	67%
Investments 2011 through 2015	25,403	50%	255,707	33%
Total 3D onshore	$51,230	100%	$783,337	100%

(1)
Net investment reflects total data cost less client underwriting before fair value adjustments resulting from the 2007 merger between Seitel Acquisition Corp. with and into Seitel, Inc. (the “Merger”).

The following presents a reconciliation of resale revenue for 3D onshore data to total revenue for the year ended December 31, 2015 (in thousands):

Total resale revenue – 3D onshore	$51,230
Other revenue components:
Other resale revenue (principally 2D and offshore)	3,974
Acquisition underwriting revenue	42,734
Solutions and other revenue	2,314
Total revenue	$100,252
The following presents a reconciliation of historical net investment for 3D onshore data (a non-GAAP financial measure) to net book value at December 31, 2015 (the most directly comparable GAAP financial measure) (in thousands):

Historical net investment in seismic data – 3D onshore	$783,337
Add:
Acquisition underwriting revenue – 3D onshore	893,723
Other seismic data investment (principally 2D and offshore)	384,407
Foreign currency translation	22,597
Seismic projects in progress	69,375
Fair value adjustment resulting from the Merger	275,235
Less:
Historical impairment charges	(112,923)
Accumulated amortization (including historical amounts pre-Merger)	(2,154,388)
Net book value	$161,363
Data Library Overview
We believe our data library is one of the largest onshore 3D databases available for licensing in North America. We have built our onshore 3D library over more than 20 years with approximately $1.8 billion in gross investments and we view our library as an asset that would be time- and cost-prohibitive for others to replicate. Over 50% of our onshore 3D library is comprised of data located in unconventional plays. We believe we are well positioned due to the geographic diversity of our data library, including data in oil-focused and liquids-rich plays such as the Eagle Ford/Woodbine, Permian Basin (West Texas Plays), Niobrara/Bakken, Utica/Marcellus, Granite Wash (Panhandle Plays), Montney and Cardium and in natural gas-focused plays such as the Haynesville and Horn River, with approximately 23,500 miles of data in unconventional areas.
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
In 2015, we began to expand our data library coverage into Mexico. Initially, we are doing this through the reprocessing of existing 2D data owned by the Mexican government; we will have the rights to license the reprocessed data to E&P companies.

In late 2015, we were granted a license to our first area of existing 2D data to reprocess. We expect this data to be available in the spring of 2016. We anticipate a second area of existing 2D data will begin to be reprocessed by us in early 2016 and that additional areas could be added later in 2016.

The following table describes our 3D seismic data library as of February 16, 2016:

	Completed Surveys		Surveys in Progress
3D Data Library	Square Miles (1)	Percentage of Subtotal	Square Miles (1)

Eagle Ford/Woodbine	7,450	25%	—
Niobrara/Bakken	2,600	9%	—
Utica/Marcellus	1,400	5%	—
Haynesville	1,350	5%	—
West Texas Plays	900	3%	250
Panhandle Plays	800	3%	—
Conventional 3D	15,100	50%	100
Total U.S. Onshore	29,600	100%	350

Cardium	4,000	29%	—
Montney	3,950	28%	—
Horn River	1,050	8%	—
Conventional 3D	4,950	35%	—
Total Canada	13,950	100%	—

Total 3D Onshore	43,550	81%	350

U.S. Offshore	10,500	19%	—

Worldwide Total	54,050	100%	350

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
Underwritten Data Acquisitions: We design and manage new seismic surveys that are specifically suited to the geology and environmental conditions of the area using the most appropriate technology available. Typically, one or more customers will underwrite or fund a significant portion of the direct cost in exchange for a license or licenses to use the resulting data. Under the terms of these licenses, the customers may occasionally have a limited exclusivity period. We consider the contracts executed up to the time we make a firm commitment to create the new seismic survey as underwriting or pre-funding. Any subsequent licensing of the data while the survey is in progress or once it is completed is considered a resale license. Almost all of our data acquisition activity during 2015 occurred in unconventional plays, primarily the Eagle Ford/Woodbine in Texas, Permian in West Texas, and both Montney and Cardium in Western Canada. All field work on these projects is outsourced to subcontractors. A significant percentage of the data processing for our U.S. and Canadian projects is processed by our internal data processing groups located in Houston and Calgary. We employ experienced geoscientists who design seismic programs and oversee field acquisition and data processing to ensure the quality and longevity of the data created.
Cash Purchases: We purchase data for cash from oil and gas companies, other seismic companies or financial investors in seismic data when opportunities arise and that meet our investment criteria.
Non-Monetary Exchanges: We grant our customers a non-exclusive license to selected data from our library in exchange for ownership of seismic data from the customer. The data that we receive is distinct from the data that is licensed to our customer. These transactions will tend to be for individual surveys or groups of surveys, rather than whole libraries. Occasionally, we also use non-monetary exchanges in conjunction with data acquisitions and cash purchases. In addition, we may receive advanced data processing services on certain existing data in exchange for a nonexclusive license to selected data from our library.
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
Competitive Strengths
We believe we have the following competitive strengths:
Large and Diverse Data Library with Leading Market Position in Key Oil and Gas Producing Regions: We believe we have one of the largest onshore 3D seismic data libraries available for licensing in North America. Our data covers a diverse range of oil and gas producing regions in the United States and Canada and we believe it provides us with leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas. As of February 2016, we have approximately 23,500 square miles of unconventional 3D data. We have grown our onshore 3D unconventional library by 11.3% compounded annually since the beginning of 2008. As industry activity dictates, we will focus on further development of existing plays where our clients are active. Our competitive advantage is driven by our ability to:

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
We have proven our ability to license onshore data for extended periods after its creation. For the year ended December 31, 2015, 50% of total resale revenue for 3D onshore data came from data acquired before 2011.
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
We operate with a low cost structure by maintaining an efficient base of assets and employees. We do not own seismic acquisition equipment or employ seismic acquisition crews, but engage, as required, third-party contractors with qualified equipment to shoot new data. We believe this, in addition to the majority of our capital expenditures being discretionary, minimizes our ongoing capital requirements and results in substantially less volatility in cash flows by enabling us to respond quickly to changes in demand. In addition, the creation of new surveys provides cost-effective growth opportunities because we impose strict capital investment thresholds with targeted underwriting levels averaging 60% to 70% and typically do not start work on new acquisition programs without an underwriting commitment. Additionally, we may seek higher levels of underwriting in order to minimize our cash investment while still adding new data to our library. For 2015, we achieved 63% average underwriting for new seismic acquisition projects and achieved 69% average underwriting levels for each of the years 2014 and 2013. Our current backlog of new data acquisition projects has an underwriting level of 90%.
Seismic Data Has an Attractive Value Proposition Among Our Blue Chip Customer Base: Our data is key to oil and gas exploration and development activity. Understanding geological structure maximizes production and returns on client investments; however, seismic data purchases represent a small fraction of total drilling and completion costs, generally less than 1%. Our customer base ranges from some of the largest independent oil companies in the world to small, single-basin E&P companies, typically with very little customer concentration. As we have grown our presence in unconventional plays, our customer base has shifted towards larger producers.
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

Experienced Management Team: Our senior management team is comprised of individuals with an average of over 30 years of relevant experience. Robert Monson, our CEO and President, has more than 25 years of industry experience, while Marcia Kendrick, our CFO, joined us in 1993 and has over 20 years of industry experience. Kevin Callaghan, our Chief Operating Officer, joined Seitel in 1995 and has over 40 years of relevant industry experience. Our expertise is in the selection, design and management of seismic surveys. We also believe we maintain the largest sales and marketing group in the industry.
Corporate Strategy
Underwritten Data Acquisitions: We add data to our library primarily by contracting with third-party specialist service providers to create new subsurface geological data, which we design and own. Typically, one or more customers will underwrite or fund a significant portion of the direct cost of a seismic survey in exchange for a license or licenses to use the resulting data. The relatively high level of underwritten acquisition costs, typically 55% to 75% of the cost of the survey, lowers our initial capital requirements and enhances our return on investment. We maintain a disciplined return on investment approach to capital expenditures. We only intend to pursue new acquisition projects if we believe that conditions exist for repeated licensing of the same data over an extended period of time. We typically seek significant underwriting commitments before undertaking new acquisition projects as underwriting levels are generally a predictor of long-term demand for seismic data. We target an average of 60% to 70% underwriting level for all new seismic acquisition projects on an aggregate basis and may target higher underwriting levels in periods of industry downturn. We achieved 63% average underwriting levels for 2015 and achieved 69% average underwriting for new seismic acquisition projects for each of the years 2014 and 2013. Additionally, when acquiring 3D surveys, we consider the proximity to 3D surveys already in the library. We believe that there is greater value in contiguous data, or reasonably close concentrations of surveys in a single area. We typically own 100% of the acquired data and license the data to additional parties on a non-exclusive basis. Such resales are unlimited in both time and amount and require no to minimal incremental cash costs. Our long-lived, diverse data library built over three decades continues to provide value to our customers, with 50% of our 2015 3D onshore resale revenue coming from data over five years old.
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
Increased merger and acquisition activity, including joint ventures, may also generate increased licensing fees for seismic data providers. Licenses to seismic data are generally structured such that they do not transfer in the case of a change of control and they are not accessible to partners. Both circumstances require additional payments for new licenses.
North American Oil and Gas Markets: The emergence of shale and other unconventional plays has led to significant increases in production of oil and natural gas in North America. This increased production has dramatically reduced the amount of oil the U.S. imports. Beginning in the fourth quarter of 2014 and continuing throughout 2015 and into early 2016, oil prices declined significantly primarily as a result of continued high production and high global inventories. Oil prices could continue to experience periods of heightened volatility. The oil market faces many uncertainties in 2016, including the pace and volume at which Iranian oil reenters the market, the strength of oil consumption growth and the responsiveness of non-OPEC production to low prices.
As a result of the decline in oil prices, E&P companies significantly reduced their capital spending budgets in 2015. Capital spending by E&P companies is expected to decrease even further in 2016 as the crude oil price outlook remains uncertain and less production is hedged resulting in reduced cash flows.
The Energy Information Administration (“EIA”) expects U.S. crude oil production to decline in 2016 due to the significant reduction in drilling in 2015. Based on the EIA’s Short-Term Energy Outlook dated February 9, 2016, the EIA expects U.S crude oil production to average 8.7 million barrels per day in 2016 and 8.5 million barrels per day in 2017 compared to 9.4 million barrels per day in 2015. Global consumption is expected to grow by 1.2 million barrels per day in 2016 and 1.5 million barrels per day in 2017. In its February 2016 report, the EIA predicts the price of West Texas Intermediate crude oil to average $37.59 per barrel in 2016 and $50.00 per barrel in 2017, as compared to the average of $48.67 in 2015.
In this same report, the EIA projects that total U.S. natural gas production will average 74.8 billion cubic feet per day (Bcf/d) in 2016 and 76.2 Bcf/d in 2017 compared to 74.4 Bcf/d in 2015. U.S. natural gas consumption is expected to grow slightly, averaging 76.4 Bcf/d in 2016 and 77.3 Bcf/d in 2017 compared to 75.4 Bcf/d in 2015. The EIA expects natural gas working inventories to remain at high levels. The EIA predicts that natural gas spot prices will remain relatively low through 2017, with an average of $2.64 per million British thermal units (MMBtu) in 2016 and $3.22 per MMBtu in 2017 as compared to the average of $2.63 per MMBtu in 2015.
As a result of the decline and volatility in oil prices and reduced capital spending by our clients announced for 2016, we anticipate that demand for our seismic data will remain weak. However, we are unable to predict the severity or duration of such decrease in demand. We believe we are well positioned to deal with this challenging environment due to our variable operating structure, asset-light business model and our strong cash balance at December 31, 2015.
Importance of Seismic Data: We believe the use of 3D seismic data will continue to be an important part of oil and gas companies' exploration and development projects as they are continually looking to reduce drilling risk, decrease oil and natural gas finding costs and increase the efficiencies of reservoir location, delineation, completion and management. In addition, we believe that seismic data is a key component of oil and gas production activity in the unconventional plays. Seismic data can provide a wealth of insight into the targeted resource, including areal extent, depth, thickness, faulting patterns and a number of complex rock properties. Such insights enhance our customers' ability to design efficient and productive horizontal drilling and fracking programs. Understanding these unique features is critical for our customers as they develop their horizontal drilling plans, which can result in lateral drilling that reaches over one mile in each direction.

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
Backlog
At February 16, 2016, we had capital expenditure commitments related to data creation projects of approximately $16.5 million, of which we have obtained approximately $14.9 million of underwriting. We anticipate that the majority of this backlog will be recognized over the next 12 months. This is compared to capital expenditure commitments at February 17, 2015 of $65.5 million with underwriting of approximately $45.0 million.
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
Customers
We market our seismic data to a varied customer base. Our customers include independent oil and gas companies, major integrated oil and gas companies and national oil companies, as well as small and mid-cap E&P companies and private prospect generating individuals. During the year ended December 31, 2015, two customers accounted for more than 10% of our revenue, totaling approximately $14.5 million (14.5%) and $12.5 million (12.5%) of our revenues each. One customer accounted for approximately $25.7 million (13%) of our revenue during the year ended December 31, 2014 while no one customer accounted for more than 10% of revenue during the year ended December 31, 2013. We believe that the quality of our data, the breadth of its coverage in the major active North American basins and our longstanding commitment to client service enables us to attract top-tier clients. Because we do not acquire data speculatively, strategic relationships with our customers have been and will continue to be critical to our growth. We do not believe that the loss of any single customer would have a material adverse impact on our seismic business, cash flows or results of operations.
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

Regulations
Our business operations and the demand for our products and services are subject to a variety of federal, provincial, state, foreign and local laws and regulations in the United States, Canada and Mexico, including requirements relating to environmental protection and worker health and safety laws. These regulations impose numerous obligations applicable to our operations including permitting before commencing regulated activities and the limitation or prohibition of seismic activities in environmentally sensitive or protected areas. Further, these laws, regulations and government policies may change as a result of political, economic or social climate. Stringent new and future laws, regulations and policies concerning hydraulic fracturing, greenhouse gas emissions and the use of renewable energy sources could negatively impact the operations of our customers. We invest financial and managerial resources to comply with these laws, regulations and related permit requirements. Various governmental authorities have the power to enforce compliance and penalize non-compliance with these laws and regulations as well as the permits issued under them. The inability to timely obtain required permits may result in delays in acquiring new data for our data library or may cause operating losses. As laws and regulations and our business change over time, the future cost of compliance is uncertain and could be material. Regulations which limit exploration or production activities by oil and gas companies could adversely affect us by reducing the demand for our seismic data. For example, in response to increased public concern that hydraulic fracturing may adversely affect drinking water supplies, may increase emissions of perceived greenhouse gases and/or may adversely affect local community infrastructure, there has been increased regulation of hydraulic fracturing which could result in reductions or delays in drilling and completion of new oil and natural gas wells. The EPA for example issued regulations in 2012 and 2015 which govern performance standards for the oil and natural gas industry and in 2014 issued a notice of proposed rulemaking regarding the reporting of the chemical substances and mixtures used in hydraulic fracturing. The federal Bureau of Land Management (BLM) published a final rule in March 2015 which establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. An injunction was issued in September, however, by the U.S. District Court of Wyoming, which bars implementation of this rule. The BLM could appeal this order which is separately being appealed by certain environmental groups. Further, regulation of hydraulic fracturing continues to be addressed by Congress, by various agencies with control over the withdrawal of water used in hydraulic fracturing activities and by a growing number of states which could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. In addition, local governments may seek to adopt ordinances which regulate the time, place and manner of drilling activities generally or hydraulic fracturing activities specifically. Further, several federal governmental agencies including the EPA, are working with states and other key stakeholders to assess the adverse impact of hydraulic fracturing on drinking water or groundwater sources to help ensure that natural gas extraction does not come at the expense of public health and the environment. In June 2015, a draft report released by the EPA concluded that although there are mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources, hydraulic fracturing activities have not lead to widespread, systemic impacts on drinking water sources in the United States. In January 2016 however, the EPA Science Advisory Board to that study communicated its concern that the conclusions reached by the EPA did not properly reflect the uncertainties and data limitations associated with systemic impacts on drinking water sources. In another example, a number of legal initiatives and regulations have emerged seeking to reduce greenhouse gas emissions which the EPA has found to present a danger to public health and the environment. This includes regulations under existing provisions of the federal Clean Air Act that restrict emissions of greenhouse gases and require annual monitoring and reporting of greenhouse gas emissions from certain production sources in the United States. The adoption of these types of regulations, legislation or other regulatory initiatives and restrictions on hydraulic fracturing activities and greenhouse gas emissions could burden operators and adversely affect the production of crude oil and natural gas, which would, in turn, adversely affect our revenues and results of operations by decreasing demand for our seismic data and related services. For more information on hydraulic fracturing, see “Item 1A. Risk Factors” beginning on page 13.
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

Employees
As of December 31, 2015, we and our subsidiaries had 109 full-time employees, including eight executive officers, 18 marketing staff and 38 geotechnical staff. None of our employees are covered by collective bargaining agreements, and we consider our relationship with our employees to be good.
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

RISKS RELATED TO OUR BUSINESS
Our industry and the oil and gas industry are cyclical and our business could be adversely affected by the fluctuating level of capital expenditures by oil and gas companies, the level and volatility of oil and natural gas prices and global supply and demand dynamics.
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

Oil and natural gas prices are subject to significant volatility and there can be no assurance that oil and natural gas prices and demand will not further decline in the future. Low oil and natural gas prices and demand have resulted in and continue to result in decreased exploration and development spending by oil and gas companies, which could, in turn, impact our seismic data business. Additionally, increases in oil and gas prices may not result in increased demand for our products and services or otherwise have a positive effect on our results of operations or financial condition. Our customers may adjust their exploration and development spending levels very quickly in response to any material change in oil and natural gas prices. Continued political instability (especially in the Middle East and other oil-producing regions) may lead to further significant fluctuations in demand and pricing for oil and gas or seismic data. Any future decline in oil and natural gas prices, sustained downturn in the oil and gas or seismic data industries, or sustained periods of reduced capital expenditures by oil and gas companies as a result of factors which are beyond our control could have a material adverse effect on our results of operations and cash flow.
Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the demand for our seismic data and related services.
Hydraulic fracturing is the process used by E&P operators of drilling and injecting fluid into a wellbore at high pressure in order to fracture rocks to release the gas inside. The process involves the high pressure injection of water, proppants (typically sand) and chemicals into subsurface formations to stimulate gas and petroleum production. Due to public concerns that hydraulic fracturing may adversely affect drinking water supplies, increase emissions of perceived greenhouse gases and/or adversely affect local community infrastructure, including, for example, through increased truck traffic, hydraulic fracturing has become the subject of controversy and increased opposition by certain environmental groups. It has been the subject of numerous private and governmental studies, and has triggered increased governmental regulation. While the process is typically regulated by state oil and gas commissions, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA issued Clean Air Act final regulations in 2012 and proposed additional Clean Air Act regulations in August 2015 governing performance standards for the oil and natural-gas industry; proposed in April 2015 effluent limitations guidelines that waste water from shale natural-gas extraction operations must meet before discharging to a treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the federal Bureau of Land Management (BLM) published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and regional or state agencies with control over the withdrawal of water used in hydraulic fracturing activities may impose stringent conditions on, or delay or prohibit, such water withdrawals. At the state level, a growing number of states have adopted legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Because of the more stringent existing or any new federal, state or local legal restrictions related to the hydraulic fracturing process in areas where our E&P customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our seismic data and related services. Furthermore, several federal governmental agencies including the EPA are working with states and other key stakeholders to assess adverse impacts that hydraulic fracturing may have on drinking water or groundwater sources or otherwise to help ensure that natural gas extraction does not come at the expense of public health and the environment. In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that hydraulic fracturing activities have not lead to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report. The final version of this EPA report remains pending and is expected to be completed in 2016. Such EPA final report, when issued, as well as other studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing, which events could delay or curtail production of oil and natural gas by E&P operators, some of which are our customers, and thus reduce demand for our seismic data and related services. Any such decrease in the demand for our seismic data and related services could have a material adverse effect on our revenues and results of operations.
Economic conditions could adversely affect demand for our seismic data and related services and could increase our credit risk of customer non-payment.
Prices for oil and natural gas fluctuate widely. Prolonged or substantial declines in crude oil and/or natural gas prices have resulted in many oil and gas companies significantly reducing their levels of capital spending, and such reduction could continue or intensify which could result in reduced demand for our seismic data and related services as our customers' operating cash flow decreases and the borrowing bases under their oil and gas reserve-based credit facilities are reduced. Prolonged or substantial declines in commodity prices could also result in decreases in our customers' liquidity and capital resources, which could increase our credit risk of non-payment from such customers.
We are dependent on the availability of internally generated cash flow and financing alternatives to cover the costs of acquiring and processing seismic data for our data library that are not underwritten by our customers.
We invest additional capital in acquiring and processing new seismic data to expand our data library. A significant portion of these costs is underwritten by our customers, while the remainder is financed through the use of internally generated cash flow and other financing sources. We may use bank or commercial debt, the issuance of equity or debt securities or any combination thereof to finance these costs. There can be no assurance that our customers will continue to underwrite these costs at historical levels, or that we will have available internally generated funds or will be successful in obtaining sufficient capital through additional financing or other transactions, if and when required on terms acceptable to us, to continue to invest in acquiring new seismic data. Any substantial alteration of or increase in our capitalization through the issuance of debt securities may significantly increase our leverage and decrease our financial flexibility. If we are unable to obtain financing on acceptable terms or at all, we may be forced to finance our operations with only internally generated funds, and if we are unable to generate sufficient funds internally, we may be unable to execute our business strategies.
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

We invest significant amounts of money in acquiring and processing seismic data for our seismic data library, albeit at a reduced level in low commodity price environments. By making such investments, we are exposed to the following risks:

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

The cyclical nature of the oil and gas industry can have a significant effect on our revenues and profitability. Historically, oil and natural gas prices, as well as the level of exploration and developmental activity, have fluctuated significantly. These fluctuations have in the past, and may in the future, adversely affect our business. We are unable to predict future oil and natural gas prices or the level of oil and gas industry activity. Prolonged periods of low commodity prices depress development activity, adversely affecting the demand for our products and services and our financial condition and results of operations.

We rely on developing and acquiring proprietary data, and if we are unable to maintain its confidentiality, we could be materially negatively affected.

Our customer data license agreements and acquisition agreements identify our proprietary, confidential information and require that such information be kept confidential. However, we cannot ensure that unauthorized use, misappropriation or disclosure will not occur. If we are unable to maintain the confidentiality of our proprietary, confidential information, we could be materially negatively affected.
Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.
We face various security threats, including cybersecurity threats, to gain unauthorized access to sensitive information or to render data or systems unusable. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business. Designing and implementing procedures and controls to monitor and mitigate security threats and to increase security for our information and infrastructure is capital intensive, and there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability for asserted claims.

Our business could be adversely affected by the failure of our customers to fulfill their obligations to reimburse us for the underwritten portion of third-party contractor costs.

A substantial portion of our seismic acquisition project costs, including third-party project costs, is underwritten by our customers. Historically, we have targeted an average of 60% to 70% underwriting levels for new seismic acquisition projects on an aggregate basis. In low commodity price environments, we may target higher underwriting levels, which may increase the risk that our customers fail to fulfill their obligations to reimburse us. On occasion, when our underwriting customer owns other appealing seismic data that we want to obtain, we may decide to take ownership in this data to cover a portion of the customer's underwriting obligation. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.

We rely on third-party contractors to shoot new data.

We do not employ seismic crews or own any seismic survey equipment but contract, as needed, multiple third-party contractors with qualified equipment, personnel and expertise to shoot new data. Any failure, however, by these third-party contractors to meet the requisite industry quality, safety and environmental standards could result in our liability to third parties and have a material adverse effect on our business, reputation, financial condition and results of operations. Moreover, if we fail to retain our third-party contractors or obtain replacements on favorable terms or at all, our business and operating results may be materially and adversely affected.

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

There are a number of geophysical services companies that create, market and license seismic data and maintain seismic libraries. Competition for acquisition of new seismic data among geophysical service providers in the United States and Canada historically has been, and we expect will continue to be, intense. Certain competitors have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for the limited opportunities to acquire new data.

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

There are risks and uncertainties associated with our operations in Mexico.

Historically, Mexico has been subject to political and social instability, and our operations in Mexico may expose us to various levels of foreign political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risk of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, changes in taxation policies, restrictions on foreign exchange and repatriation, changing political conditions and currency controls. Furthermore, change and uncertainty in Mexico could lead to changes in existing governmental regulations affecting oil and gas exploration and production, which could adversely impact demand for our seismic data. Shifts in political conditions may increase the cost of conducting our business in Mexico.

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

A portion of our revenues is derived from our Canadian activities and operations. As a result, we translate the results of our Canadian operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at exchange rates as of the dates on which they are recognized. Translation adjustments related to assets and liabilities are included in accumulated other comprehensive income in stockholder's equity. Realized gains and losses on translation of our Canadian operations into U.S. dollars are included in net income. Currently, we do not hedge our exposure to changes in foreign exchange rates.
We may be unable to attract and retain key employees.
Our success depends upon our ability to attract and retain highly skilled geophysical professionals and other technical personnel. Failure to continue attracting and retaining these individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel.
Our success also depends to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Senior executives, which include our Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, General Counsel, HSSE & SD Senior Vice-President, President of Seitel Data, Ltd. and President of Seitel Canada Ltd. have employment agreements with us. We cannot be certain that our senior executives will continue to be employed by us for an indefinite period of time and, if they do, how long they will remain so employed. Any inability to attract and retain key management personnel could have a material adverse effect on our ability to manage our business properly.
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
Additionally, these laws, regulations and government policies may change as a result of political, economic or social climate. Such changes may alter the environment in which we do business as well as the demand for our products and services and, therefore, may impact the results of our operations or increase our liabilities. Stringent new and future laws, regulations and policies concerning hydraulic fracturing activities, emissions of greenhouse gases and the use of renewable energy sources rather than fossil fuels could negatively impact the operations of our customers. Further future changes in these and other laws and regulations or the imposition of additional regulations that have a negative financial impact on E&P operators, some of which are our customers, could result in decreased demand for our products and services. Moreover, complying with more stringent regulations could cause an increase in our operating expenses, which could adversely affect our business.
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

As of December 31, 2015, we had approximately $251.7 million of total outstanding indebtedness, including $1.7 million of capital leases. In addition, we have a $30.0 million revolving credit facility which at December 31, 2015 had $17.6 million available for borrowing, none of which had been drawn. Our 2016 consolidated annual debt service requirements are expected to aggregate approximately $24.0 million. We may also incur additional indebtedness in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located at 10811 South Westview Circle Drive, Suite 100, Building C, Houston, Texas 77043, which also serves as administrative and financial offices, warehouse space and storage. We maintain domestic marketing offices in Dallas, Texas; Denver, Colorado; New Orleans, Louisiana; Oklahoma City, Oklahoma and Pittsburgh, Pennsylvania. We also lease office and warehouse space in two separate locations in Calgary, Alberta, Canada, where our Canadian operations are headquartered. We consider our business facilities adequate and suitable for our present and anticipated future needs, but may seek to expand our facilities from time to time.

The following table sets forth the locations of our offices and warehouses, the approximate square footage of space we maintain at such locations, our use of such space and whether it is owned or leased by us.

	Approximate
	Square
Location	Footage	Use	Owned/Leased
Houston, Texas	80,125	Administrative; Financial; Marketing; Operations; Warehouse	Leased
Dallas, Texas	194	Marketing	Leased
Denver, Colorado	1,506	Marketing	Leased
New Orleans, Louisiana	364	Marketing	Leased
Oklahoma City, Oklahoma	234	Marketing	Leased
Pittsburgh, Pennsylvania	135	Marketing	Leased
Calgary, Alberta, Canada	14,909	Administrative; Financial; Marketing; Operations	Leased
Calgary, Alberta, Canada	42,985	Warehouse	Leased

Item 3. Legal Proceedings
We are involved from time to time in ordinary, routine claims and lawsuits incidental to our business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to our financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against us or by us, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2015, we have recorded the estimated amount of potential exposure we may have with respect to litigation and claims. Such amounts are not material to the financial statements.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Securities Related Stockholder Matters and Issuer Purchases of Equity
Market Information
Our common stock is privately held and there is no established public trading market for our common stock. As of December 31, 2015, there was one holder of record of our 100 shares of common stock, $0.001 par value per share.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$100,252	$198,037	$202,874	$240,458	$218,008
Expenses and costs:
Depreciation and amortization	80,923	121,023	121,598	139,754	142,963
Cost of sales	195	304	475	464	100
Selling, general and administrative	22,184	29,799	25,971	29,088	31,649
	103,302	151,126	148,044	169,306	174,712
Income (loss) from operations	(3,050)	46,911	54,830	71,152	43,296
Interest expense, net	(25,390)	(25,029)	(27,851)	(29,011)	(34,767)
Foreign currency exchange gains (losses)	(1,650)	(1,974)	(2,222)	681	(726)
Loss on early extinguishment of debt	—	—	(1,504)	—	(7,912)
Gain on sale of marketable securities	—	—	—	230	2,467
Other income	5	63	488	780	250
Income (loss) before income taxes	(30,085)	19,971	23,741	43,832	2,608
Provision (benefit) for income taxes	79,905	10,293	(89,940)	6,782	392
Net income (loss)	$(109,990)	$9,678	$113,681	$37,050	$2,216

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$52,675	$59,175	$31,353	$61,891	$74,894
Seismic data library, net	161,363	165,079	195,778	180,117	120,694
Total assets	425,791	579,756	595,513	550,744	500,330
Total debt	251,661	252,219	252,676	278,142	278,256
Stockholder’s equity	122,216	253,089	254,956	150,358	109,840
Common shares outstanding	100	100	100	100	100

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this document.
Overview
General
Our products and services are used by E&P companies in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. In unconventional plays, E&P companies use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We own an extensive library of onshore and offshore seismic data that we offer for license to E&P companies. We believe that our library of onshore seismic data is one of the largest available for licensing in North America. We generate revenue primarily by licensing data from our data library and from new data creation products, which are substantially underwritten or paid for by our clients. By participating in underwritten, nonexclusive surveys or purchasing licenses to existing data, E&P companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.
Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. Our offshore seismic data is primarily located in the shallow waters of the U.S. Gulf of Mexico and generates a small percentage of our revenue. As a result of the energy reform in Mexico, we began to expand our data library coverage into Mexico in late 2015.
As a result of the decline and volatility in oil prices, E&P companies have announced reductions in their capital spending budgets for 2016. We anticipate that demand for our seismic data will remain weak as long as commodity prices remain at current levels. However, we are unable to predict the severity or duration of such decrease in demand. We have implemented a number of measures to deal with the industry environment, including reducing our investment in new data acquisition and reducing our headcount. We believe we are well positioned to deal with this challenging environment due to our variable operating structure, asset-light business model and our strong cash balance at December 31, 2015.
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

North America Drilling Activity: The decline in crude oil prices and the reduction in E&P spending in 2015 caused drilling activity in North America to decrease significantly. As of February 5, 2016, the North American land rig count was 784 rigs compared to the peak in the fourth quarter of 2014 of 2,309. The retrenchment in onshore investment is anticipated to push the count of oil-directed rigs and well completions in 2016 below the current level.

Availability of Capital for Our Customers: Some of our customers are independent E&P companies and private prospect-generating companies that rely primarily on private capital markets to fund their exploration, production, development and field management activities. Certain of our customers have credit facilities with borrowing bases that are tied to the net present value of their reserves. Low oil prices have decreased the value of those reserves and, as a result, the borrowing bases under such facilities have been reduced. Reductions in cash flows resulting from lower commodity prices, along with the reduced availability of credit and increased costs of borrowing, could have a material impact on the ability of such companies to obtain funding necessary to purchase our seismic data.
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
The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash resales	$44,350	$123,530	$95,465
Other revenue components:
Acquisition underwriting revenue	42,734	59,960	87,312
Non-monetary exchanges	9,300	741	1,656
Revenue recognition adjustments	1,554	9,806	13,676
Solutions and other	2,314	4,000	4,765
Total revenue	$100,252	$198,037	$202,874

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
The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net income (loss) (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash EBITDA	$25,263	$98,943	$75,064
Add other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	42,734	59,960	87,312
Non-monetary exchanges	9,300	741	1,656
Revenue recognition adjustments	1,554	9,806	13,676
Solutions non-cash revenue	13	—	—
Add (subtract) other items included in net income:
Depreciation and amortization	(80,923)	(121,023)	(121,598)
Non-cash operating expenses	(328)	(536)	(869)
Non-routine and other corporate expenses	(663)	(980)	(411)
Interest expense, net	(25,390)	(25,029)	(27,851)
Foreign currency losses	(1,650)	(1,974)	(2,222)
Loss on early extinguishment of debt	—	—	(1,504)
Other income	5	63	488
Benefit (provision) for income taxes	(79,905)	(10,293)	89,940
Net income (loss)	$(109,990)	$9,678	$113,681

Growth of our Seismic Data Library
We regularly add to our seismic data library through four different methods: (1) recording new data, (2) buying ownership of existing data for cash, (3) obtaining ownership of existing data through non-monetary exchanges and (4) creating new value-added products from existing data within our library. For the years ended December 31, 2015, 2014 and 2013, we completed the addition of approximately 1,250 square miles, 1,600 square miles and 2,700 square miles, respectively, of seismic data to our library. For the period January 1, 2016 to February 16, 2016, we completed the addition of approximately 700 square miles and as of February 16, 2016, we had 350 square miles of seismic data in progress.
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
Data Library Amortization
We amortize each survey in our seismic data library using the greater of the amortization that would result from the application of the income forecast method (subject to a minimum amortization rate) or a straight-line basis over four years commencing at the time such survey is completed and available for licensing to customers on a non-exclusive basis. Due to the subjectivity inherent in the income forecast amortization method, this amortization policy ensures a minimum level of amortization will be recorded if sales of the specific data do not occur as expected.
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
We apply a minimum income forecast amortization rate of 70% and the effect of decreasing future sales by 10%, with all other factors remaining constant, would not increase amortization rates from 70% as of January 1, 2016. The effect of decreasing future sales by 20%, with all other factors remaining constant, would cause the range of amortization rates to be from 70% to 77% as of January 1, 2016.
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

Results of Operations
Revenue
The following table summarizes the components of our revenue for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Acquisition underwriting revenue:
Cash underwriting	$42,566	$59,922	$87,225
Underwriting from non-monetary exchanges	168	38	87
Total acquisition underwriting revenue	42,734	59,960	87,312
Resale licensing revenue:
Cash resales	44,350	123,530	95,465
Non-monetary exchanges	9,300	741	1,656
Revenue recognition adjustments	1,554	9,806	13,676
Total resale licensing revenue	55,204	134,077	110,797
Total seismic revenue	97,938	194,037	198,109
Solutions and other	2,314	4,000	4,765
Total revenue	$100,252	$198,037	$202,874
Total revenue for the year ended December 31, 2015 was $100.3 million compared to $198.0 million for the year ended December 31, 2014. The decrease in total revenue was mainly due to a reduction in resale licensing revenue. Acquisition underwriting revenue was $42.7 million in 2015 compared to $60.0 million in 2014. The decrease in acquisition underwriting revenue was primarily attributable to a reduction in activity in the U.S. and Canada due to a decline in capital spending by E&P companies as a result of the prolonged and deep decline in crude oil prices. Our new data acquisition activity in 2015 primarily occurred in the Eagle Ford/Woodbine and Permian unconventional plays in the U.S. and the Montney and Cardium unconventional plays in Canada. Total resale licensing revenue was $55.2 million in 2015 compared to $134.1 million in 2014. Cash resales were $44.4 million in 2015 compared to $123.5 million in 2014 reflecting lower activity levels by our clients as a result of less drilling and reduced capital expenditures stemming from the drop in crude oil prices beginning in late 2014 and continuing throughout 2015. Non-monetary exchanges fluctuate year to year depending upon data available for trade. We had one large non-monetary exchange in 2015 causing the significant increase from 2014. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The decrease of $8.3 million in revenue recognition adjustments from 2014 to 2015 was primarily due to a decrease in selections of data from library card contracts and a decrease in revenue recognized on previously deferred direct licensing contracts, partially offset by lower deferrals associated with new licensing contracts. Solutions and other revenue was $2.3 million in 2015 compared to $4.0 million in 2014. The $1.7 million decrease was due to the lower level of total seismic revenue.
Total revenue for the year ended December 31, 2014 was $198.0 million compared to $202.9 million for the year ended December 31, 2013. The decrease in total revenue was mainly attributable to a $27.4 million reduction in acquisition underwriting revenue partially offset by a $23.3 million increase in resale licensing revenue. Acquisition underwriting revenue was $60.0 million in 2014, compared to $87.3 million in 2013. In 2014, we focused on reduced, but targeted, investment. This reduction directly impacted acquisition underwriting revenue. New data acquisition activity in 2014 was primarily focused in the Eagle Ford/Woodbine, Permian (West Texas Plays) and Utica/Marcellus in the United States and the Cardium and Montney areas in Canada. Total resale licensing revenue was $134.1 million in 2014 compared to $110.8 million in 2013. In 2014, cash resales totaled $123.5 million, an increase of $28.1 million, or 29%, compared to $95.5 million in 2013. We experienced stronger cash resale activity in 2014 in both unconventional and conventional areas, with a good distribution of activity among the various plays. Cash resales improved year over year in each quarter of 2014; however, we began to see some slowing of cash resale activity in the fourth quarter of 2014 due to the decline in crude oil prices. Non-monetary exchanges totaled $0.8 million in 2014 compared to $1.7 million in 2013. The change in revenue recognition adjustments between 2013 and 2014, which resulted in a decrease in revenue recognized of $3.9 million between periods, was due to a decrease in selections on open library card contracts, partially offset by fewer deferrals on new data licensing contracts and an increase in revenue recognized on previously deferred direct licensing contracts. Solutions and other revenue was $4.0 million in 2014 compared to $4.8 million in 2013 and was lower primarily due to variation in the type and amount of products delivered.

At December 31, 2015, we had a deferred revenue balance of $25.9 million compared to the December 31, 2014 balance of $34.5 million. The deferred revenue balance was related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available for delivery or as all of the revenue recognition criteria are met. Deferred revenue will be recognized no later than the following, based on the expiration of the selection period or our estimate of progress on acquisition projects and the availability of data products, although some revenue may be recognized earlier (in thousands):

2016.............................................................	$24,275
2017............................................................	500
2018 and thereafter.....................................	1,128
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,			Percentage of Revenue
	2015	2014	2013	2015	2014	2013
Amortization of seismic data:
Income forecast	$44,976	$92,819	$93,625	46%	48%	47%
Straight-line	30,916	22,740	21,249	32%	12%	11%
Total amortization of seismic data	75,892	115,559	114,874	78%	60%	58%
Depreciation of property and equipment	850	975	1,020
Amortization of acquired intangibles	4,181	4,489	5,704
Total	$80,923	$121,023	$121,598
Total seismic data library amortization amounted to $75.9 million, $115.6 million and $114.9 million in 2015, 2014 and 2013, respectively. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during any period as well as the amount of straight-line amortization required under our accounting policy.
The percentage of income forecast amortization to total seismic revenue was 46% for the year ended December 31, 2015, 48% for the year ended December 31, 2014, and 47% for the year ended December 31, 2013. In all three years, we recognized resale revenue from data whose costs were fully amortized. In 2015, 60% of resales did not attract amortization, as compared to 46% in 2014 and 58% in 2013. Additionally, all acquisition revenue attracts amortization; thus, the decreasing level of acquisition revenue between periods impacted the overall percentage of income forecast amortization. Straight-line amortization represents the expense required under our accounting policy to ensure our data value is fully amortized within four years of when the data is completed and becomes available for sale. The amount of straight-line amortization will vary between periods due to the distribution of revenue among the various surveys and was higher in 2015 as a result of the lower level of cash resales.
For each of the years ended December 31, 2015, 2014 and 2013, the rate utilized under the income forecast method was 70% for all components. The rate of amortization with respect to each component is decreased or increased if our estimate of future cash sales from such component is materially increased or decreased, subject to a minimum amortization rate of 70%. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys. As of January 1, 2016, the amortization rate to be utilized under the income forecast method is 70% for all components.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $22.2 million in 2015, $29.8 million in 2014 and $26.0 million in 2013. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash SG&A expenses	$21,856	$29,263	$25,102
Non-cash compensation expense	328	536	869
Total	$22,184	$29,799	$25,971
The decrease in cash SG&A expenses of $7.4 million from 2014 to 2015 was primarily due to a decrease of $4.9 million in variable expenses, consisting of commissions and annual incentive compensation, resulting from the decrease in revenue and Cash EBITDA. The additional reduction in SG&A expenses of $2.5 million was primarily due to a targeted reduction in overall expenses including headcount reductions during 2015 through attrition and our October 2015 layoff, reductions in travel and entertainment and various other planned cost savings.
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
Interest Expense
Interest expense was $25.4 million for the year ended December 31, 2015, $25.2 million for the year ended December 31, 2014 and $28.2 million for the year ended December 31, 2013. The decrease in interest expense in 2014 from 2013 was due to the refinancing of our 9.75% senior notes due 2014 (“9.75% Senior Notes”) in March 2013, which resulted in a lower level of debt at a lower interest rate for 2014. In addition, interest expense in 2013 included approximately $2.2 million of interest expense on our 9.75% Senior Notes that overlapped with interest incurred on the new senior notes (from the date of issuance of the new senior notes on March 20, 2013 until the legal discharge of the old senior notes on April 18, 2013).
Loss on Early Extinguishment of Debt
In connection with the early extinguishment of our 9.75% Senior Notes in March 2013, we recorded a $1.5 million non-cash charge for the year ended December 31, 2013, which reflected the write-off of unamortized issue expenses.
Other Income (Expense)
During the years ended December 31, 2015, 2014 and 2013, we reported foreign currency transaction losses on U.S. denominated transactions of our Canadian subsidiaries totaling $1.7 million, $2.0 million and $2.2 million, respectively.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $79.9 million, $10.3 million and $(89.9) million for the years ended December 31, 2015, 2014 and 2013, respectively, and is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Change in U.S. federal and state valuation allowance on deferred tax assets	$88,737	$—	$(100,492)
U.S federal taxes	(6,944)	10,575	9,088
U.S. state taxes	40	1,212	1,084
Canadian federal and provincial taxes	(2,004)	(1,680)	542
Canadian research and development tax credits	(346)	—	(361)
Other	422	186	199
Total tax expense (benefit)	$79,905	$10,293	$(89,940)
Since releasing the valuation allowance on our U.S. deferred tax assets in 2013 (based primarily on the positive evidence of pretax book income for the years ended December 31, 2011 through 2014), we have been recording U.S. federal tax expense (benefit) on our U.S. income (loss). However, at December 31, 2015, we recorded a valuation allowance of $88.7 million against all of our U.S. federal deferred tax assets and the majority of our state net deferred tax assets based on management’s assessment that it is more likely than not that our deferred tax assets will not be realized. In making this assessment, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The most significant piece of negative evidence available in assessing our U.S. deferred tax assets was our current year pretax loss coupled with the outlook for cumulative pretax losses in the near future. As a result of the current industry environment and reduced capital spending in 2016 announced by our clients, we anticipate that our financial results in 2016 will continue to be negatively impacted and that tax losses will be generated in the immediate future. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for recovery and growth.
The reduction in U.S. federal and state tax expense from 2014 to 2015 was primarily due to the decrease in our U.S. taxable income resulting from lower revenues due to reductions in E&P spending in light of the low crude oil price environment. U.S. federal and state tax expense remained fairly consistent from 2013 to 2014. Canada's tax benefit of $2.0 million in 2015 and $1.7 million in 2014 resulted from losses reported in our Canadian operations compared to income reported in 2013. Other tax expense primarily relates to interest expense on uncertain tax positions.
Net Income (Loss)
Net income (loss) was $(110.0) million in 2015 compared to $9.7 million in 2014. The $119.7 million decrease was primarily due to $88.7 million in tax expense recorded in 2015 in order to provide a valuation allowance on our U.S. federal and state deferred tax assets. Additionally, 2015 included a reduction in revenues from 2014, partially offset by lower amortization of seismic data and a decrease in SG&A expenses.
Net income was $9.7 million in 2014 compared to $113.7 million in 2013. The $104.0 million decrease primarily resulted because 2013 included a $100.5 million benefit related to the release of the entire valuation allowance on our U.S. federal and state deferred tax assets. Additional variances in net income were attributable to lower revenue and higher SG&A expenses, partially offset by lower interest expense. Also, 2013 included a $1.5 million charge related to the early extinguishment of our 9.75% Senior Notes.
Liquidity and Capital Resources
As of December 31, 2015, we had $52.7 million in consolidated cash, cash equivalents and short-term investments, including $0.6 million of restricted cash. Our foreign subsidiary regularly holds cash that is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at December 31, 2015, was approximately $1.4 million.
In addition to the cash on our balance sheet, other sources of liquidity include our credit facility. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note E - Debt” in the Notes to Consolidated Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement (“Credit Facility”) that provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (“LIBOR”) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate plus applicable margin, as defined in the agreement. In addition, we are required to pay an unused line fee of 0.50% per annum in respect of any unutilized commitments under the Credit Facility. The Credit Facility matures on May 25, 2016. As of December 31, 2015, no amounts were outstanding under the Credit Facility. As of December 31, 2015, our calculated borrowing base was $27.6 million; however, the availability on the Credit Facility was limited to $17.6 million to allow for excess availability of $10.0 million as our fixed charge coverage ratio was below 1.00 to 1.00. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at December 31, 2015.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we are in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at December 31, 2015.

We may from time to time, as part of various financing and investing strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Contractual Obligations: The following table summarizes our future contractual obligations as of December 31, 2015 (in thousands):

		Payments due by period
Contractual cash obligations	Total	2015	2016-2018	2019-2020	2021 and thereafter
Debt obligations (1) (2)	$333,125	$23,750	$309,375	$—	$—
Capital lease obligations (2)	2,029	296	970	654	109
Operating lease obligations	1,939	751	654	366	168
Total contractual cash obligations	$337,093	$24,797	$310,999	$1,020	$277

(1)Debt obligations include the face amount of our 9½% Senior Notes totaling $250.0 million.
(2)Amounts include interest related to debt and capital lease obligations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $72.6 million, $124.3 million and $147.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Operating cash flows for 2015 decreased from 2014 primarily due to the reduced level of cash resales in 2015 and also due to lower acquisition underwriting revenue. Operating cash flows for 2014 decreased from 2013 primarily due to a reduction in acquisition underwriting revenue resulting from lower data acquisition activity and lower collections on cash resales partially offset by income tax refunds received and reduced interest payments.

Cash Flows from Investing Activities: Cash flows used in investing activities were $77.7 million, $95.7 million and $145.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash expenditures for seismic data were $77.3 million, $93.7 million and $144.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash invested in seismic data for 2015 compared to 2014 was primarily due to decreased data acquisition activity in the U.S. and Canada. The decrease in cash invested in seismic data for 2014 compared to 2013 was primarily due to a planned reduction in data acquisition activity in the U.S.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million, $0.2 million and $32.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The cash flows used in financing activities in 2013 were due to the refinancing of our 9.75% Senior Notes whereby we used $25.0 million cash on hand to pay down principal and paid $7.1 million in fees and expenses in connection with the issuance of our 9½% Senior Notes.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses as well as interest on our 9½% Senior Notes and principal and interest on our other indebtedness from our operating cash flows, cash and cash equivalents on hand and, if required, from borrowings (to the extent available under our Credit Facility subject to the borrowing base). Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. If necessary, we could choose to further reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.
For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see “Overview” and “Item 1A. Risk Factors” above.
Deferred Taxes
As of December 31, 2015, we had a net deferred tax liability of $2.4 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $87.5 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of December 31, 2015, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the United States, we had a state deferred tax asset of $1.3 million of which $1.2 million was offset by a valuation allowance. The remaining state deferred tax asset of $39,000 was recognized as it is more likely than not that the state deferred tax asset will be realized.

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
Capital Expenditures
During 2015, capital expenditures for seismic data and other property and equipment amounted to $80.9 million on a gross basis and $29.0 million on a net cash basis. Our capital expenditures for 2016 are presently estimated to be $24.4 million on a gross basis and $6.3 million on a net cash basis. Our 2015 actual and 2016 estimated capital expenditures are comprised of the following (in thousands):

	Year Ended December 31, 2015	Estimate for Year Ending December 31, 2016
New data acquisition	$67,374	$18,100
Cash purchases and data processing	3,763	2,800
Non-monetary exchanges	9,311	2,800
Property and equipment and other	414	700
Total capital expenditures	80,862	24,400
Less: Non-monetary exchanges	(9,311)	(2,800)
Changes in working capital	6,162	—
Cash investment per statement of cash flows	$77,713	$21,600
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

	Year Ended December 31, 2015	Estimate for Year Ending December 31, 2016
Total capital expenditures	$80,862	$24,400
Less: Non-monetary exchanges	(9,311)	(2,800)
Cash underwriting	(42,566)	(15,300)
Net cash capital expenditures	$28,985	$6,300
In light of the current industry environment, our 2016 estimate of net cash capital expenditures primarily includes the completion of our ongoing acquisition programs only. As of February 16, 2016, we had capital expenditure commitments related to data acquisition projects of approximately $16.5 million, of which we have obtained approximately $14.9 million of cash underwriting. See discussion of our sources of liquidity under “Liquidity and Capital Resources.”
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred asset. This guidance requires retrospective application and is effective on January 1, 2016, with early adoption permitted. Adopting ASU 2015-03 will only result in a change in presentation and will reduce our prepaid expenses, deferred charges and other assets and Senior Notes liability amounts in the consolidated balance sheets. As of December 31, 2015, our unamortized debt issue costs subject to the guidance under this ASU were $4.3 million. We are not early adopting this ASU; therefore, the changes to our consolidated balance sheets will be reflected effective January 1, 2016.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We believe adoption of ASU 2014-15 will not affect our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In July 2015, the FASB agreed to defer the effective date of the new revenue recognition standard by one year, which changes the date by which we are required to adopt the ASU to January 1, 2018. Early application of ASU 2014-09 is permitted, but not before January 1, 2017. Once effective, entities have the option of using either a full retrospective or modified approach to adopt the new standard. We are currently evaluating the effect that ASU 2014-09 will have on our financial statements and financial statement disclosures.

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
Interest Rate Risk
We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. Currently, we have no open interest rate swap or interest rate lock agreements. Therefore, our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates. As of December 31, 2015 and 2014, we did not have any debt outstanding with floating interest rates. The following table presents principal or notional amounts by year of maturity (stated in thousands) and average interest rates for our debt obligations and their indicated fair market value at December 31, 2015:

	2016	2017	2018	2019	2020	There-after	Total	Fair Value
Debt:
Fixed Rate	$—	$—	$—	$250,000	$—	$—	$250,000	$152,500
Average Interest Rate	—	—	—	9.50%	—	—	9.50%
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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated

Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis indicates that, based on the intercompany balance as of December 31, 2015, if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data
The financial statements and financial statement schedules required by this Item are set forth at the pages indicated in Item 15(a) (1) and (2) below and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 were designed to ensure, and were effective in ensuring, that our information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and such criteria, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Not later than 120 days after December 31, 2015, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 11. Executive Compensation
Not later than 120 days after December 31, 2015, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Not later than 120 days after December 31, 2015, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 13. Certain Relationships and Related Transactions and Director Independence
Not later than 120 days after December 31, 2015, we will amend this Annual Report on Form 10-K to include the information required by this item.

Item 14. Principal Accountant Fees and Services
Not later than 120 days after December 31, 2015, we will amend this Annual Report on Form 10-K to include the information required by this item.
PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.
Page
(1) Financial Statements
Management’s Report on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets	40
Consolidated Statements of Operations	41
Consolidated Statements of Comprehensive Income (Loss)	42
Consolidated Statements of Stockholder’s Equity	43
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45
(2) Schedule II - Valuation and Qualifying Accounts	76
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

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	February 19, 2016
Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature		Title	Date

/s/	Gregory P. Spivy	Chairman of the Board of Directors	February 19, 2016
Gregory P. Spivy

/s/	Robert D. Monson	Chief Executive Officer, President and Director	February 19, 2016
	Robert D. Monson	(Principal Executive Officer)

/s/	Marcia H. Kendrick	Chief Financial Officer	February 19, 2016
	Marcia H. Kendrick	(Principal Financial Officer)

/s/	Allison A. Bennington	Director	February 19, 2016
Allison A. Bennington

/s/	Ryan M. Birtwell	Director	February 19, 2016
Ryan M. Birtwell

/s/	Dalton J. Boutte	Director	February 19, 2016
Dalton J. Boutte

/s/	Kevin P. Callaghan	Chief Operating Officer and Director	February 19, 2016
Kevin P. Callaghan

/s/	Kyle N. Cruz	Director	February 19, 2016
Kyle N. Cruz

/s/	Jay H. Golding	Director	February 19, 2016
Jay H. Golding

/s/	John E. Jackson	Director	February 19, 2016
John E. Jackson

/s/	Daniel R. Osnoss	Director	February 19, 2016
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
Seitel’s management assessed the effectiveness of Seitel's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These criteria cover the control environment, risk assessment process, control activities, information and communication systems, and monitoring activities. Based on this assessment, management believes that, as of December 31, 2015, Seitel's internal control over financial reporting is effective based on those criteria.

/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President

/s/ Marcia H. Kendrick
Marcia H. Kendrick
Chief Financial Officer

Houston, Texas
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee, Board of Directors and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas
We have audited the accompanying consolidated balance sheets of Seitel, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seitel, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Houston, Texas
February 19, 2016

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$52,675	$59,175
Receivables
Trade, less allowance for doubtful accounts of $267 and $268, respectively	14,830	53,250
Notes and other	1,318	1,698
Due from Seitel Holdings, Inc. (Note J)	1,156	1,143
Seismic data library (Note B)	1,259,761	1,239,339
Less: Accumulated amortization	(1,098,398)	(1,074,260)
Net seismic data library	161,363	165,079
Property and equipment	17,750	18,828
Less: Accumulated depreciation and amortization	(15,147)	(14,971)
Net property and equipment	2,603	3,857
Prepaid expenses, deferred charges and other	6,487	10,075
Intangible assets, net (Note C)	5,528	10,013
Goodwill (Note C)	179,792	193,722
Deferred income taxes (Note D)	39	81,744
TOTAL ASSETS	$425,791	$579,756
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable	$8,077	$18,433
Accrued liabilities	14,981	12,074
Employee compensation payable	592	3,893
Income taxes payable	—	197
Senior Notes (Note E)	250,000	250,000
Obligations under capital leases (Note F)	1,661	2,219
Deferred revenue (Note A)	25,903	34,517
Deferred income taxes (Note D)	2,361	5,334
TOTAL LIABILITIES	303,575	326,667
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,505	400,177
Retained deficit	(258,766)	(148,776)
Accumulated other comprehensive income (loss)	(19,523)	1,688
TOTAL STOCKHOLDER’S EQUITY	122,216	253,089
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$425,791	$579,756

The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
REVENUE	$100,252	$198,037	$202,874
EXPENSES:
Depreciation and amortization	80,923	121,023	121,598
Cost of sales	195	304	475
Selling, general and administrative	22,184	29,799	25,971
	103,302	151,126	148,044
INCOME (LOSS) FROM OPERATIONS	(3,050)	46,911	54,830
Interest expense	(25,430)	(25,222)	(28,213)
Interest income	40	193	362
Foreign currency exchange losses	(1,650)	(1,974)	(2,222)
Loss on early extinguishment of debt	—	—	(1,504)
Other income	5	63	488
Income (loss) before income taxes	(30,085)	19,971	23,741
Provision (benefit) for income taxes	79,905	10,293	(89,940)
NET INCOME (LOSS)	$(109,990)	$9,678	$113,681
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(109,990)	$9,678	$113,681
Foreign currency translation adjustments	(21,211)	(12,081)	(9,952)
Comprehensive income (loss)	$(131,201)	$(2,403)	$103,729
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balance, December 31, 2012	100	$—	$398,772	$(272,135)	$23,721
Amortization of stock-based compensation costs	—	—	869	—	—
Net income	—	—	—	113,681	—
Foreign currency translation adjustments	—	—	—	—	(9,952)
Balance, December 31, 2013	100	—	399,641	(158,454)	13,769
Amortization of stock-based compensation costs	—	—	536	—	—
Net income	—	—	—	9,678	—
Foreign currency translation adjustments	—	—	—	—	(12,081)
Balance, December 31, 2014	100	—	400,177	(148,776)	1,688
Amortization of stock-based compensation costs	—	—	328	—	—
Net loss	—	—	—	(109,990)	—
Foreign currency translation adjustments	—	—	—	—	(21,211)
Balance, December 31, 2015	100	$—	$400,505	$(258,766)	$(19,523)
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(109,990)	$9,678	$113,681
Depreciation and amortization	80,923	121,023	121,598
Loss on early extinguishment of debt	—	—	1,504
Deferred income tax provision (benefit)	79,712	9,273	(86,863)
Foreign currency exchange losses	1,650	1,974	2,222
Amortization of deferred financing costs	1,200	1,090	1,246
Amortization of stock-based compensation	328	536	869
Increase (decrease) in allowance for doubtful accounts	4	(337)	(300)
Non-cash other loss (income)	—	15	(377)
Non-cash revenue	(6,928)	(1,071)	(2,486)
Decrease (increase) in receivables	37,490	(12,199)	26,915
Decrease (increase) in other assets	692	(405)	586
Decrease in deferred revenue	(10,539)	(6,960)	(10,093)
Increase (decrease) in accounts payable and other liabilities	(1,906)	1,728	(20,572)
Net cash provided by operating activities	72,636	124,345	147,930
Cash flows from investing activities:
Cash invested in seismic data	(77,281)	(93,682)	(144,557)
Cash paid to acquire property, equipment and other	(432)	(1,961)	(936)
Cash from sale of property, equipment and other	—	—	61
Advances to Seitel Holdings, Inc.	(13)	(13)	(256)
Net cash used in investing activities	(77,726)	(95,656)	(145,688)
Cash flows from financing activities:
Issuance of 9½% Senior Notes	—	—	250,000
Repayment of 9.75% Senior Notes	—	—	(275,000)
Principal payments on notes payable	—	—	(29)
Principal payments on capital lease obligations	(218)	(249)	(248)
Debt transaction costs	—	—	(7,050)
Net cash used in financing activities	(218)	(249)	(32,327)
Effect of exchange rate changes	(1,192)	(618)	(453)
Net increase (decrease) in cash and cash equivalents	(6,500)	27,822	(30,538)
Cash and cash equivalents at beginning of period	59,175	31,353	61,891
Cash and cash equivalents at end of period	$52,675	$59,175	$31,353
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,230	$24,132	$32,008
Income taxes, net of refunds received	$(665)	$(4,937)	$7,610
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$9,311	$950	$4,085
The accompanying notes are an integral part of these consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Seismic data library additions	$9,311	$950	$4,085
Revenue recognized on specific data licenses or selections of data	6,747	1,033	2,399
Revenue recognized related to acquisition contracts	168	38	87
Revenue recognized related to Solutions	13	—	—
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major Customers: During the year ended December 31, 2015, two customers accounted for more than 10% of revenue, totaling approximately 12.5% and 14.5% each. One customer accounted for approximately 13% of total revenues for the year ended December 31, 2014, while no single customer accounted for 10% or more of revenue for the year ended December 31, 2013.
Property and Equipment: Property and equipment consists primarily of computer equipment, leasehold improvements and furniture and fixtures stated at historical cost through February 13, 2007, at which time the Company adjusted its property and equipment to fair value in accordance with purchase accounting. Subsequent additions are stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, the majority of which are three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the underlying lease. Depreciation expense for the year ended December 31, 2015 was $0.9 million and was $1.0 million in each of the years ended December 31, 2014 and 2013.
Debt Issue Costs: Debt issue costs related to the Company’s senior notes and revolving credit facility are included in prepaid expenses, deferred charges and other assets in the consolidated balance sheets. Such costs are amortized over the scheduled maturities of the debt using the effective interest method. As of December 31, 2015 and 2014, unamortized debt issue costs were $4.4 million and $5.6 million, respectively.
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
The Company and all of its U.S. subsidiaries file a consolidated federal income tax return. The Company does not provide U.S. taxes on the undistributed earnings of its foreign subsidiaries whose earnings are intended to be permanently reinvested in foreign operations. At December 31, 2015, there were no accumulated net earnings of non-U.S. subsidiaries.
Foreign Currency Translation: For subsidiaries that have functional currency which is deemed to be other than the U.S. dollar, asset and liability accounts are translated at period-end exchange rates and revenue and expenses are translated at the current exchange rates as of the dates on which they are recognized. Resulting translation adjustments are included in accumulated other comprehensive income (loss) in stockholder’s equity. Accumulated translation gains (losses) were $(19.5) million and $1.7 million at December 31, 2015 and 2014, respectively. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Any gains or losses realized on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Transaction losses totaled $1.7 million, $2.0 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation: The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
Employee Benefit Plans: The Company maintains savings plans in the United States and Canada that allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $0.5 million for each of the years ended December 31, 2015, 2014 and 2013.
Recent Accounting Pronouncements: In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a deferred asset. This guidance requires retrospective application and is effective on January 1, 2016, with early adoption permitted. Adopting ASU 2015-03 will only result in a change in presentation and will reduce the Company's prepaid expenses, deferred charges and other assets and Senior Notes liability amounts in the consolidated balance sheets. As of December 31, 2015, unamortized debt issue costs that would be subject to the guidance under this ASU were $4.3 million. The Company is not early adopting this ASU; therefore, the changes to its consolidated balance sheets will be reflected effective January 1, 2016.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the adoption of ASU 2014-15 will affect its financial statements.
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth a summary of the net book value of the Company’s seismic data library (in thousands):

	As of December 31,
	2015	2014
U.S. Onshore:
Unconventional 3D	$128,479	$117,962
Conventional 3D	2,286	1,377
Canada:
Unconventional 3D	29,606	44,855
Conventional 3D	107	199
2D	543	449
U.S. Offshore	226	237
Mexico 2D	116	—
Total	$161,363	$165,079
At December 31, 2015 and 2014, approximately 25% and 18%, respectively, of the net book value of the seismic data library were projects in progress.
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $3.5 million, $3.6 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Data Library Amortization
The Company amortizes each survey in its seismic data library using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over four years commencing at the time such survey is completed and available for licensing to customers on a non-exclusive basis.
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
Amortization expense totaled $75.9 million, $115.6 million and $114.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The actual aggregate rate of amortization as a percentage of total seismic revenue was 78%, 60% and

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

58% for the same periods, respectively. The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of January 1, 2016, the amortization rate utilized under the income forecast method is 70% for all components. Additionally, certain seismic surveys have been fully amortized; consequently, no amortization expense is required on revenue recorded for these seismic surveys.

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) West Texas, (d) Panhandle Plays in North Texas/Oklahoma, (e) Southern Louisiana/Mississippi, (f) Northern Louisiana, (g) Rocky Mountains, (h) Utica/Marcellus in Pennsylvania, Ohio and West Virginia, (i) other United States, (j) Montney in British Columbia and Alberta, (k) Horn River in British Columbia, (l) Cardium in Alberta and (m) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Mexico data; (V) Gulf of Mexico offshore; and (VI) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the three years ended December 31, 2015.
NOTE C-GOODWILL AND OTHER INTANGIBLES
At least annually on October 1st, and more frequently if warranted, the Company assesses it goodwill and indefinite lived intangible assets for impairment. No impairment losses were recorded for goodwill or indefinite lived intangible assets during the years ended December 31, 2015, 2014 and 2013. However, there can be no assurance that goodwill and indefinite lived intangibles will not be impaired at any time in the future.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Balance at beginning of year	$193,722	$201,535
Translation adjustments	(13,930)	(7,813)
Balance at end of year	$179,792	$193,722
The following is a summary of the Company’s intangible assets other than goodwill (in thousands):

	Weighted Average Amortization Period	December 31,
		2015	2014
Amortized intangible assets:
Cost:
Customer relationships	10 years	$41,142	$42,883
Internally developed software	7 years	6,718	8,015
		47,860	50,898
Accumulated amortization:
Customer relationships		$(36,514)	$(33,770)
Internally developed software		(6,718)	(8,015)
		(43,232)	(41,785)
Net book value		4,628	9,113
Indefinite-lived intangible assets:
Trade names		900	900
Total intangible assets at net book value		$5,528	$10,013

The Company’s trade name assets were determined to have indefinite lives due to the length of time the trade names have been in place. The Company’s current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of December 31, 2015, customer relationships, which have an amortization period of 10 years, were the only intangible assets remaining to be amortized.
Amortization expense for the Company's intangible assets was $4.2 million, $4.5 million, and $5.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. Estimated future amortization expense is as follows: fiscal year ending 2016 - $4.1 million and fiscal year ending 2017 - $0.5 million.
The Company evaluates the remaining useful life of these intangible assets on an annual basis. The Company also reviews the assets for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable.
NOTE D-INCOME TAXES
The U.S. operations of the Company are included in the consolidated U.S. federal income tax return of Holdings. However, for financial reporting purposes, the Company's U.S. provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.
Income Tax Expense (Benefit)
Income (loss) before income taxes for our U.S. and foreign operations was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$(20,234)	$26,957	$22,375
Foreign	(9,851)	(6,986)	1,366
	$(30,085)	$19,971	$23,741

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(4)	$334	$69
State	132	686	2,038
Foreign	65	—	(5,184)
	193	1,020	(3,077)
Deferred:
Federal	80,586	10,241	(90,827)
State	1,119	526	(1,600)
Foreign	(1,993)	(1,494)	5,564
	79,712	9,273	(86,863)
Tax provision (benefit):
Federal	80,582	10,575	(90,758)
State	1,251	1,212	438
Foreign	(1,928)	(1,494)	380
	$79,905	$10,293	$(89,940)

The differences between the U.S. federal income taxes computed at the statutory rate (35%) and the Company's income taxes for financial reporting purposes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax	$(10,530)	$6,990	$8,309
Change in unrecognized tax benefits	422	186	199
State income tax, less federal benefit	(6)	972	370
Foreign investment in U.S. property	—	999	1,203
Tax difference on foreign earnings	871	675	(196)
Change in foreign taxes	415	—	(33)
Change in valuation allowance	88,737	—	(100,492)
Tax credits	(346)	—	(361)
Non-deductible expenses	359	289	869
Other, net	(17)	182	192
Income tax provision (benefit)	$79,905	$10,293	$(89,940)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Tax Asset/Liability
The components of the net deferred income tax asset (liability) reflected in the Company's consolidated balance sheets at December 31, 2015 and 2014 were as follows (in thousands):

	Deferred Tax Assets (Liabilities)
	December 31,
	2015	2014
Deferred tax assets:
Depreciation and amortization	$9,297	$8,288
Deferred revenue	655	716
Net operating loss carryforwards	71,330	67,148
Alternative minimum tax credit carryforward	2,523	2,527
Research and development tax credit carryforward	566	1,133
Accrued expenses and other	8,211	8,153
Total deferred tax assets	92,582	87,965
Deferred tax liabilities:
Depreciation and amortization	(4,186)	(7,870)
Intangible assets	(1,854)	(3,276)
Deferred expenses and other	(127)	(409)
Total deferred tax liabilities	(6,167)	(11,555)
Valuation allowance:
Beginning balance	—	—
Increase during the period	(88,737)	—
Total valuation allowance	(88,737)	—
Net deferred tax asset (liability)	$(2,322)	$76,410
Deferred income taxes have been classified in the consolidated balance sheet as:
Deferred income tax asset	$39	$81,744
Deferred income tax liability	(2,361)	(5,334)
Net deferred income tax asset (liability)	$(2,322)	$76,410
At December 31, 2015, the Company recorded a valuation allowance of $88.7 million against all of its U.S. federal deferred tax assets and the majority of its state net deferred tax assets based on management’s assessment that it is more likely than not that the deferred tax assets will not be realized. In making this assessment, management considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and results of recent operations. The most significant piece of negative evidence available in assessing the Company’s U.S. deferred tax assets was its current year pretax loss coupled with the outlook for cumulative pretax losses in the near future. As a result of the current industry environment and reduced capital spending in 2016 announced by the Company’s clients, management anticipates that the Company’s financial results in 2016 will continue to be negatively impacted and that tax losses will be generated in the immediate future. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as management's projections for recovery and growth.
As of December 31, 2015, the Company has a U.S. federal NOL carryforward of approximately $184.0 million which can be used to offset U.S. income taxes payable in future years. This U.S. NOL carryforward will expire in periods beginning 2027 through 2035. As of December 31, 2015, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $2.5 million which can be used to offset regular U.S. federal income taxes payable in future years and which has an indefinite carryforward period. As of December 31, 2015, the Company has a Colorado state NOL carryforward of approximately $2.7 million which can be used to offset Colorado state income taxes payable in future years. This state NOL carryforward will expire in periods beginning 2028 through 2035.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015, the Company has Canadian NOL carryforwards for federal taxes of approximately $11.8 million (Canadian) and for provincial taxes of approximately $5.4 million (Canadian), both of which can be used to offset Canadian income taxes payable in future years. These Canadian NOL carryforwards will expire in periods beginning 2029 through 2035.
In April 2011, Seitel Canada Ltd. (“Seitel Canada”), a wholly-owned subsidiary of the Company, was notified that Canada Revenue Agency (“CRA”) concluded their prior year audits of Seitel Canada's tax returns, disallowing Seitel Canada’s deductions for certain royalties payable to the Company’s U.S. entities for years 2003 to 2007. Seitel Canada and the Company object to and are appealing the audit results. As a condition to appeal the audit results, Seitel Canada paid $7.7 million (Canadian) to CRA in 2011. As of December 31, 2015, the appeal process has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the appeal based on management’s assessment of the probability of the outcome of the appeal, net of certain payments made to CRA. See “Uncertain Tax Benefits” below.
In September 2014, Seitel Canada was notified by CRA that CRA was going to perform a domestic audit of Seitel Canada’s tax returns for the years 2011 and 2012. In November 2015 and January 2016, CRA notified Seitel Canada that the current audit was expanded to include tax years 2013 and 2014, respectively. As of December 31, 2015, the audit has not been concluded. The Company has recorded liabilities associated with potential adjustments that may occur as a result of the audit. See “Uncertain Tax Benefits” below.
Uncertain Tax Benefits
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending gross unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$5,274	$5,752	$6,150
Additions based on prior year tax positions	197	—	—
Foreign currency translation	(853)	(478)	(398)
Balance at end of year	$4,618	$5,274	$5,752
As of December 31, 2015, approximately $4.4 million of the total unrecognized tax benefits would impact the effective income tax rate, if recognized in future periods. In addition, as of December 31, 2015, the Company has recorded $5.9 million in related assets which are fully offset with a valuation allowance.
Uncertain tax positions are reflected as income tax assets and liabilities. Income tax-related interest and penalty expenses are recorded as a component of income tax expense. As of December 31, 2015, we had $1.3 million of accrued interest and $0.7 million of accrued penalties. As of December 31, 2014, we had $1.0 million of accrued interest and $0.9 million of accrued penalties. Income tax expense for the year ended December 31, 2015 included $0.5 million related to interest on unrecognized tax benefits. Income tax expense (benefit) for each of the years ended December 31, 2014 and 2013 included $0.2 million related to interest on unrecognized tax benefits.
With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2012, 2012 and 2008, respectively.

NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	December 31,
	2015	2014
9½% Senior Notes	$250,000	$250,000
Credit Facility	—	—
	$250,000	$250,000
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes due 2019 (the “9½% Senior Notes”). The proceeds from the issuance of the 9½% Senior Notes, together with $29.8 million cash on hand, were used to satisfy and discharge the 9.75% senior notes due 2014 (the

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

“9.75% Senior Notes”), including accrued interest of $4.8 million. As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. On both December 31, 2015 and 2014, accrued interest totaled $5.0 million and was included in accrued liabilities on the consolidated balance sheet. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company's significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company's ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
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
The borrowings under the Credit Facility are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the U.S. Lender in all present and future assets and equity of the Company and each U.S. Guarantor and 65% of the equity in Seitel Canada, and borrowings by Seitel Canada are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the Canadian Lender in all present and future assets of each Canadian Guarantor. U.S. borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (a) the London Interbank Offered Rate (“LIBOR”) rate plus 3.50% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus ½ of 1%, (ii) the three-month LIBOR rate plus 1% and (iii) the prime rate of Wells Fargo Bank, National Association, plus 2.50%. Canadian borrowings under the Credit Facility bear interest based on a Canadian base rate, as defined in the Credit Facility, plus 2.50%.
The Credit Facility requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company's fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. The Credit Facility requires the payment of an unused line fee of 0.5% per annum payable. As of December 31, 2015, the calculated borrowing base was $27.6 million; however, the availability was limited to $17.6 million to allow for the minimum excess availability required as the fixed charge coverage ratio was below 1.00 to 1.00. No amounts were outstanding under the Credit Facility as of December 31, 2015.
Aggregate Maturities: The aggregate maturities of the Company's debt are $250.0 million in 2019.
NOTE F-LEASE OBLIGATIONS
Assets recorded under capital lease obligations of $2.7 million and $3.3 million at December 31, 2015 and 2014, respectively, are included in property and equipment. Accumulated depreciation related to such assets was $1.6 million and $1.8 million at December 31, 2015 and 2014, respectively. Depreciation on the assets recorded under capital leases is included in depreciation expense.
The Company leases office space under operating leases, some of which include renewal options. Rental expense for each of the years ended December 31, 2015 and 2014 was approximately $1.3 million and rental expense for the year ended

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2013 was approximately $1.7 million. The Company received income from subleases of approximately $0.1 million in the year ended December 31, 2013.
Future minimum lease payments for the five years subsequent to December 31, 2015, thereafter and in the aggregate are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$296	$751
2017	316	286
2018	327	184
2019	327	184
2020	327	183
Thereafter	436	351
Total minimum lease payments	2,029	$1,939
Less amount representing interest	(368)
Present value of net minimum lease payments	$1,661
Capital leases are comprised mostly of a sale leaseback agreement entered into by Seitel Canada in 2002 on a building and land located in Calgary, Alberta, Canada. The term of the lease is 20 years with remaining annual lease payments of: $409,500 (Canadian dollars) until April 2017 and $452,340 (Canadian dollars) from May 2017 until April 2022.

NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At December 31, 2015, the Company has recorded the estimated amount of potential exposure it may have with respect to litigation and claims. Such amounts are not material to the financial statements.
NOTE H-STOCK-BASED COMPENSATION
The Company maintains various stock-based compensation plans administered by the board of directors of Holdings, the Company's parent, for the benefit of the Company's key employees and non-employee directors as discussed below.
Total stock-based compensation cost recognized and included in selling, general and administrative expenses was $0.3 million, $0.5 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not recognize any tax benefits in the income statement related to stock-based compensation for the three years ended December 31, 2015.
Restricted Stock Units
In April 2008, Holdings adopted the 2008 Restricted Stock and Restricted Stock Unit Plan which is designed to provide incentives to present and future employees of the Company through the grant of restricted stock and restricted stock unit awards. The 2008 Restricted Stock and Restricted Stock Unit Plan authorizes the issuance of up to 25,000 shares of Holdings’ common stock pursuant to such grants. The restricted stock units (“RSUs”) are convertible into common shares of Holdings upon one of the following events: termination of employment, death, disability or upon a change in control of the Company. During the three years ended December 31, 2015, no RSUs were converted into shares of Holdings. As of December 31, 2015, 1,645 fully vested RSUs with a grant date fair value of $258.00 per share were outstanding. A total of 22,659 restricted shares were available for grant at December 31, 2015.
Stock Options
2007 Non-Qualified Stock Option Plan
In February 2007, Holdings adopted the 2007 Non-Qualified Stock Option Plan (the “2007 Option Plan”) in order to provide an equity component to management compensation following the Merger. The board of directors of Holdings may issue options to purchase up to 105,200 shares of Holdings’ common stock.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The options issued under the 2007 Stock Option Plan contain only service condition requirements and generally vest 25 percent on each anniversary of the grant date for four years provided the employee has provided continued service. The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. The Company recognizes compensation expense for these options on a straight-line basis over the requisite service period for each separate vesting portion of the option as if the option was, in substance, multiple options (graded vesting). The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 4,859 shares of Holdings common stock were available for grant as options at December 31, 2015.
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
The options provide for certain acceleration of vesting and cancellation of options under different circumstances, such as a change in control, death, disability and termination of service. For the portion of the options that vest only based upon a service condition, the Company recognizes compensation expense using graded vesting over the requisite service period. For the options containing market and performance conditions, the Company defers all stock-based compensation until the consummation of the performance condition. The options expire 10 years after the date of grant. Upon exercise of the options, shares will be issued from authorized but unissued shares of Holdings. A total of 5,505 shares of Holdings common stock were available for grant under the 2012 Stock Option Plan at December 31, 2015.
No options were granted in 2015. The Company estimated the fair value of the options on each grant date in 2014 and 2013 by using the Monte Carlo simulation method for the portion of the options that contain both a market and a performance condition and the Black-Scholes option pricing method for options (or the portion of the options) that contain only a service condition. The assumptions used in the option valuation models are outlined in the following table:

	Year Ended December 31,
	2014	2013
Weighted average grant date fair value per share	$106.08	$113.31
Weighted average assumptions used:
Expected volatility	45%	45%
Expected life (in years)	6.25	6.11
Risk-free interest rate	1.98%	0.95%
Expected dividend yield	—%	—%
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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes stock option activity during the years ended December 31, 2015, 2014 and 2013 (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	130	$218.46	129	$218.38	129	$216.62
Granted	—	$—	1	$229.84	4	$258.37
Exercised (1)	—	$—	—	$—	(3)	$193.13
Forfeited	—	$—	—	$—	(1)	$258.37
Outstanding at end of period (2)	130	$218.46	130	$218.46	129	$218.38
Options exercisable at end of period (3)	93	$202.48	88	$199.50	82	$196.33
Available for grant at end of period	10		10		11

(1)	The total intrinsic value of the options exercised during the year ended December 31, 2013 was $0.2 million.

(2)	Stock options outstanding at December 31, 2015 have a weighted average remaining contractual term of 3.4 years and the aggregate intrinsic value is zero.

(3)	Exercisable stock options at December 31, 2015 have a weighted average remaining contractual term of 2.2 years and there is no intrinsic value.
The total grant date fair value of options that vested during each of the years ended December 31, 2015 and 2014 was $0.6 million and $0.5 million during the year ended December 31, 2013. As of December 31, 2015, the total future compensation cost related to non-vested options not yet recognized in the consolidated statements of income was $2.6 million, of which $2.4 million is attributable to vesting upon contingent events and $0.2 million is attributable to time-based vesting. The compensation costs associated with time-based vesting will be recognized using graded vesting over a weighted average period of 1.2 years. The Company did not receive cash from option exercises during the three years ended December 31, 2015.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At December 31, 2015:
Cash equivalents	$52,421	$52,421	$—	$—
At December 31, 2014:
Cash equivalents	$58,981	$58,981	$—	$—

The Company had no transfers of assets between any of the above levels during the years ended December 31, 2015 or 2014.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturity.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Financial Instruments:
At December 31, 2015 and 2014, the carrying value of the Company's debt was $250.0 million. The estimated fair value of the debt was approximately $152.5 million at December 31, 2015 and $243.8 million at December 31, 2014. The fair value of the Company's senior notes is based on quoted market prices (Level 1 inputs).
NOTE J-RELATED PARTY TRANSACTIONS
Holdings does not maintain a cash account. Consequently, the Company makes payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left the Company and who held equity instruments in Holdings. The Company receives payments on the outstanding balance only when Holdings receives cash from stock issuances. The Company made payments on behalf of Holdings of approximately $13,000 during each of the years ended December 31, 2015 and 2014 and $256,000 in 2013. The balance due from Holdings as of December 31, 2015 and 2014 was $1.2 million and $1.1 million, respectively.
The Company owns 20% of Wandoo Energy LLC (“Wandoo”), a privately owned oil and gas prospecting company. The Company's Chief Operating Officer serves as the Company’s representative on the board of directors of Wandoo. The Company received no cash dividends from Wandoo during the year ended December 31, 2015 and received $72,000 and $76,000 in 2014 and 2013, respectively.

NOTE K-STATEMENT OF CASH FLOW INFORMATION
Cash and cash equivalents at December 31, 2015 and 2014 included $0.5 million and $0.8 million, respectively, of restricted cash related to collateral on seismic operations bonds. The balances at December 31, 2015 and 2014 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
For purposes of the statement of cash flows, the Company considers all highly liquid investments or debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its day-to-day operating cash and temporary excess cash with various banking institutions that, in turn, invest in time deposits and U.S. Treasury bills.
Income taxes paid during 2015, 2014 and 2013 were $0.3 million, $2.3 million and $8.0 million, respectively. In 2015, 2014 and 2013, the Company received income tax refunds of $1.0 million, $7.2 million, and $0.4 million, respectively.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Non-monetary exchanges related to resale licensing and Solutions revenue	$9,313	$741	$1,656
Non-monetary exchanges from underwriting of new data acquisition	(2)	209	—
Completion of data in progress from prior non-monetary exchanges	—	—	2,429
Total non-cash additions to seismic data library	$9,311	$950	$4,085

Non-cash revenue consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Acquisition revenue on underwriting from non-monetary exchange contracts	$168	$38	$87
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	6,747	1,033	2,399
Solutions revenue recognized from non-monetary exchange contracts	13	—	—
Total non-cash revenue	$6,928	$1,071	$2,486

NOTE L-INDUSTRY SEGMENTS
The Company operates in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction service.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Geographic information for the periods presented was as follows (in thousands):

	United States	Canada	Mexico	Total
Year Ended December 31, 2015
Revenue	$74,592	$25,660	$—	$100,252
Assets (1)	132,264	31,586	116	163,966
Year Ended December 31, 2014
Revenue	$156,722	$41,315	$—	$198,037
Assets (1)	121,424	47,512	—	168,936
Year Ended December 31, 2013
Revenue	$157,819	$45,055	$—	$202,874
Assets (1)	123,555	76,834	—	200,389

(1)Assets include net seismic data library and net property and equipment.
The Company's revenues may be divided into two major categories: (i) acquisition and licensing of seismic data and (ii) reproduction and delivery of seismic data and other services. Revenue by type of service for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Acquisition and licensing of seismic data	$97,938	$194,037	$198,109
Reproduction and delivery of seismic data and other services	2,314	4,000	4,765
Total revenue	$100,252	$198,037	$202,874

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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of December 31, 2015 and December 31, 2014, and the consolidating condensed statements of operations, statements of comprehensive income (loss) and statements of cash flows for the years ended December 31, 2015, 2014 and 2013 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$51,192	$1,483	$—	$52,675
Receivables
Trade, net	—	12,459	2,371	—	14,830
Notes and other	—	3	1,315	—	1,318
Due from Seitel Holdings, Inc.	—	1,156	—	—	1,156
Intercompany receivables (payables)	(29,144)	31,537	(2,393)	—	—
Investment in subsidiaries	420,547	419,499	692	(840,738)	—
Net seismic data library	—	125,253	36,180	(70)	161,363
Net property and equipment	—	1,273	1,330	—	2,603
Prepaid expenses, deferred charges and other	4,443	1,737	307	—	6,487
Intangible assets, net	900	3,613	1,015	—	5,528
Goodwill	—	107,688	72,104	—	179,792
Deferred income taxes	—	39	—	—	39
TOTAL ASSETS	$396,746	$755,449	$114,404	$(840,808)	$425,791
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$13,253	$5,390	$—	$23,650
Senior Notes	250,000	—	—	—	250,000
Obligations under capital leases	—	—	1,661	—	1,661
Deferred revenue	—	23,525	2,378	—	25,903
Deferred income taxes	—	—	2,361	—	2,361
TOTAL LIABILITIES	255,007	36,778	11,790	—	303,575
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,505	—	—	—	400,505
Parent investment	—	764,105	156,395	(920,500)	—
Retained deficit	(258,766)	(45,434)	(34,102)	79,536	(258,766)
Accumulated other comprehensive loss	—	—	(19,679)	156	(19,523)
TOTAL STOCKHOLDER’S EQUITY	141,739	718,671	102,614	(840,808)	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$396,746	$755,449	$114,404	$(840,808)	$425,791

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$72,593	$28,978	$(1,319)	$100,252
EXPENSES:
Depreciation and amortization	—	51,455	29,517	(49)	80,923
Cost of sales	—	123	72	—	195
Selling, general and administrative	1,016	15,362	7,125	(1,319)	22,184
	1,016	66,940	36,714	(1,368)	103,302
INCOME (LOSS) FROM OPERATIONS	(1,016)	5,653	(7,736)	49	(3,050)
Interest expense, net	(22,845)	(2,146)	(399)	—	(25,390)
Foreign currency exchange losses	—	(3)	(1,647)	—	(1,650)
Other income	—	5	—	—	5
Income (loss) before income taxes and equity in loss of subsidiaries	(23,861)	3,509	(9,782)	49	(30,085)
Provision (benefit) for income taxes	9,270	72,563	(1,928)	—	79,905
Equity in loss of subsidiaries	(76,859)	(7,854)	—	84,713	—
NET LOSS	$(109,990)	$(76,908)	$(7,854)	$84,762	$(109,990)

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(109,990)	$(76,908)	$(7,854)	$84,762	$(109,990)
Foreign currency translation adjustments	—	—	(21,349)	138	(21,211)
Comprehensive loss	$(109,990)	$(76,908)	$(29,203)	$84,900	$(131,201)

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(24,717)	$80,698	$16,655	$—	$72,636
Cash flows from investing activities:
Cash invested in seismic data	—	(63,858)	(13,423)	—	(77,281)
Cash paid to acquire property, equipment and other	—	(422)	(10)	—	(432)
Advances to Seitel Holdings, Inc.	—	(13)	—	—	(13)
Net cash used in investing activities	—	(64,293)	(13,433)	—	(77,726)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(18)	(200)	—	(218)
Intercompany transfers	24,717	(13,717)	(11,000)	—	—
Net cash provided by (used in) financing activities	24,717	(13,735)	(11,200)	—	(218)
Effect of exchange rate changes	—	(3)	(1,189)	—	(1,192)
Net increase (decrease) in cash and cash equivalents	—	2,667	(9,167)	—	(6,500)
Cash and cash equivalents at beginning of period	—	48,525	10,650	—	59,175
Cash and cash equivalents at end of period	$—	$51,192	$1,483	$—	$52,675

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

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE N-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2015
Revenue	$24,326	$30,722	$31,242	$13,962
Operating income (loss)	(5,168)	4,745	1,285	(3,912)
Net loss	(7,646)	(2,276)	(4,055)	(96,013)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2014
Revenue	$57,053	$47,334	$41,299	$52,351
Operating income	11,644	10,543	15,780	8,944
Net income	1,892	2,575	4,486	725

Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule

Audit Committee, Board of Directors
and Stockholder
Seitel, Inc. and Subsidiaries
Houston, Texas

In connection with our audit of the consolidated financial statements of Seitel, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2015, 2014 and 2013, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic consolidated financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP

Houston, Texas
February 19, 2016

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	Balance at beginning of period	Charged (Credited) to expense	Deductions from reserves	Balance at end of period
Year ended December 31, 2015:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$268	$4	$(5)	$267
Valuation allowance on deferred tax asset	—	88,737	—	88,737
Total	$268	$88,741	$(5)	$89,004

Year ended December 31, 2014:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$332	$113	$(177)	$268
Allowance for notes receivable	688	(450)	(238)	—
Total	$1,020	$(337)	$(415)	$268

Year ended December 31, 2013:
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$737	$—	$(405)	$332
Allowance for notes receivable	988	(300)	—	688
Valuation allowance on deferred tax asset	100,492	(100,492)	—	—
Total	$102,217	$(100,792)	$(405)	$1,020

EXHIBIT
INDEX

Exhibit	Title

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