Form 10-K/A
period 2015-12-31
SEITEL INC
filed 2016-03-22
CIK 750813

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
Yes  ☐    No  ☒
The equity interests in the registrant are not held publicly. On March 17, 2016 there were a total of 100 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Seitel, Inc. (“Seitel” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 19, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file Part III (Items 10 through 14) information. This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events which may have occurred since the filing date of the Original Filing, and does not amend or modify any disclosure made in the Original Filing except to incorporate Part III, Items 10 through 14. This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age as of March 17, 2016, and position of each person who is currently an executive officer or director of our company.

Name	Age	Position
Robert D. Monson	60	President, Chief Executive Officer and Director
Kevin P. Callaghan	63	Chief Operating Officer, Executive Vice President and Director
Marcia H. Kendrick	55	Chief Financial Officer, Executive Vice President, Assistant Secretary and Treasurer
Stephen G. Hallows	62	Health Safety Security Environment & Sustainable Development (“HSSE & SD”) Senior Vice President
Richard Kelvin	50	Chief Technology Officer
JoAnn Lippman	63	General Counsel, Senior Vice President and Secretary
David A. Richard	57	President-Seitel Canada Ltd.
Randall A. Sides	49	President-Seitel Data, Ltd.
Allison A. Bennington	52	Director
Ryan M. Birtwell	33	Director
Dalton J. Boutte	61	Director
Kyle N. Cruz	40	Director
Jay H. Golding	70	Director
John E. Jackson	57	Director
Daniel R. Osnoss	34	Director
Gregory P. Spivy	47	Chairman of the Board of Directors

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

Allison A. Bennington has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. She is the General Counsel and a Partner of ValueAct Capital Management, L.P. (“ValueAct Capital Management”), the investment manager of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”). Ms. Bennington is a member of the

Corporate Governance Advisory Council of the Council of Institutional Investors and a member of the Advisory Board of Harvard Law School’s Program on Corporate Governance. Prior to joining ValueAct Capital Management in April 2004, Ms. Bennington was the General Counsel of Atriax, Ltd., a joint venture of Deutsche Bank, J.P. Morgan Chase, Citibank and Reuters that was formed to establish a global foreign exchange internet trading market. From January 1999 to May 2000, Ms. Bennington was a Managing Director of Robertson Stephens, a full service investment bank, where she ran the legal department. Previous to joining Robertson Stephens, she was an associate, and then a partner in the London office of Brobeck Hale and Dorr International, where she specialized in cross-border mergers and acquisitions and corporate finance transactions. Ms. Bennington was with Brobeck Hale and Dorr International from January 1993 to November 1998. Before joining Brobeck Hale and Dorr International, Ms. Bennington was an Associate with Brobeck Phleger and Harrison in San Francisco from 1990 to 1993. Ms. Bennington’s qualifications to serve on our Board include her extensive background in legal, corporate and governance matters.

Ryan M. Birtwell, CFA, has been one of our directors since January 2010 and one of Holdings’ directors since May 2011. He is a Partner at ValueAct Capital Management, having joined in June 2004. Mr. Birtwell is a former director of KAR Auction Services, Inc. Mr. Birtwell’s qualifications to serve on our Board include his extensive experience in the financial services industry, together with his background in advising portfolio companies of ValueAct Capital.

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

Kyle N. Cruz has been one of our directors and one of Holdings’ directors since May 2011. Mr. Cruz joined Centerbridge Partners, L.P. (“Centerbridge Partners”) in 2007 and is a Senior Managing Director. He currently focuses on investments in the Industrials and Energy sectors. Prior to joining Centerbridge Partners, Mr. Cruz was a Vice President at Diamond Castle Holdings (“Diamond Castle”), a private equity firm founded by former senior professionals of DLJ Merchant Banking (“DLJMB”). Prior to Diamond Castle, Mr. Cruz had worked as an Associate at DLJMB and J.W. Childs Associates, a Boston-based private equity firm. Mr. Cruz began his career as an Analyst in the Mergers & Acquisitions department of Goldman Sachs. Mr. Cruz serves on the Boards of Directors of Aquilex Holdings LLC, Patriot Container Corp., and Penhall Holding Company. Mr. Cruz’s qualifications to serve on our Board include his experience as a director of other companies, his advisory experience with Centerbridge Partners’ investments as well as his extensive financial services industry experience generally.

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

Gregory P. Spivy has been one of our directors since March 2006 and Chairman of the Board since October 2011. Mr. Spivy has also served on the board of Holdings since February 2007. He is a Partner of ValueAct Capital Management, having joined in September 2004. Mr. Spivy is a director of Armstrong World Industries, Inc. and a director of Allison Transmission Holding, Inc. He is the former chairman of MSD Performance, Inc. and a former director of KAR Auction Services, Inc., MDS, Inc., MSC Software Corp. and PRA International. Mr. Spivy’s qualifications to serve on our Board include his tenure as a director here, his experience as a director of other public and private corporations, his advisory experience with ValueAct Capital’s portfolio companies as well as his extensive financial services industry experience generally.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a) of the Exchange Act as we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2015.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions (the “Code of Ethics”). The Code of Ethics is available on the Corporate Governance page of our website at www.seitel.com/investor-relations. If we ever were to amend or waive any provision of the Code of Ethics, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.

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

The principal objectives of our compensation program are to provide an overall compensation package that will attract and retain the most highly qualified executives and provide incentives to create value for our stockholders. In 2015, the total compensation program for our executive officers consisted of three primary components: base salary, annual cash incentive bonuses and personal benefits. While accounting treatment is considered when structuring the components of our compensation program, these considerations are secondary to the overall objectives of the compensation program described above.

The Committee does not engage in benchmarking or conduct peer group comparisons or studies in approving the compensation of our executive officers. In addition, the Committee did not engage a compensation consultant during 2015 to assist in determining appropriate levels of compensation. Instead, the type and amount of compensation paid to our executive officers is determined based on the extensive industry experience of the members of the Committee, with the goal of setting compensation at levels that are sufficient to attract and retain the most highly qualified executives who will help create shareholder value. In determining appropriate levels of compensation, the Committee may consider overall past compensation and incentives. Furthermore, the Committee does not target a specified percentage of compensation as short-term or long-term compensation, or cash or equity-based compensation.

The disclosure that follows relates to the compensation of our Chief Executive Officer, our Chief Financial Officer and our three highest compensated executive officers during 2015 other than our Chief Executive Officer and Chief Financial Officer. We refer to these individuals throughout the disclosure as our “named executive officers.” This disclosure contains statements regarding certain performance targets and goals we have used or may use to determine appropriate compensation. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

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

Compensation Elements

As described above, during 2015, the compensation of our named executive officers consisted of three primary elements: base salary, annual cash incentive bonuses and personal benefits. Each of these elements of compensation is described in detail below. The 2015 base salaries and bonus opportunities for the named executive officers were determined pursuant to the terms of their employment agreements with the Company.

Base Salaries

We believe that base salaries for named executive officers should adequately compensate them for their day-to-day work for us and should be set at levels that allow us to compete for, and retain, executive talent. During 2015, the base salaries for the named executive officers were determined in accordance with the terms of their employment agreements, which allows for increases by the Board or the Committee when appropriate. The Committee continues to evaluate our named executive officers’ base salaries to ensure that they are competitive and that we are able to attract and retain talented executives. The base salaries of the named executive officers have been maintained at the levels in effect at December 31, 2014 due to the significant decline in oil prices and reduced capital spending by exploration and production companies in 2015 and expected in 2016.

Annual Bonuses

We pay cash bonuses to our named executive officers pursuant to the terms and conditions of an annual incentive plan approved by the Committee. Under this plan, company-wide financial performance goals are pre-established and a named executive officer’s bonus is based on our performance in relation to these pre-established goals. Bonuses are based on a percentage of the executive’s base salary. If the target financial performance goal is achieved, the executive is entitled to a “target bonus.” If the maximum financial performance goal is achieved or exceeded, the executive is eligible to earn the “maximum bonus.” If we exceed our threshold financial performance goal but do not achieve the target level, the named executive officer is eligible to earn a bonus anywhere from $1.00 up to the target bonus amount based on interpolation as described below. The percentages of base salary payable to each named executive officer with respect to 2015 performance under the “threshold bonus,” the “target bonus” and the “maximum bonus” are set forth in the table below.

	Threshold	Target	Maximum
Name	Bonus %	Bonus %	Bonus %
Mr. Monson	0%	100%	158%
Ms. Kendrick	0%	70%	110%
Mr. Callaghan	0%	80%	120%
Mr. Hallows	0%	50%	90%
Mr. Sides	0%	70%	110%

For 2015, the Committee determined that the annual bonus for each of the named executive officers would be based on Cash EBITDA as defined and calculated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Performance Measures, Cash EBITDA” in our Annual Report on Form 10-K for the year ended December 31, 2015 before consideration of 2015 bonus expense (“Cash EBITDA before bonus”); additional information regarding the calculation of Cash EBITDA before bonus may also be found within this document under the heading of “Reconciliation of Non-GAAP to GAAP Financial Measures” below. The Committee determined that Cash EBITDA before bonus was an appropriate performance goal because it reflects the level of cash generated by the Company available for debt service and growing the business.

In determining the financial performance levels under the annual incentive plan, the Committee established a threshold, target and maximum level of performance for the performance goal. Where the level achieved under the performance goal falls between the threshold level and target or target and maximum level, the bonus is determined by interpolation (specifically, if performance exceeds target but is less than maximum, the bonus equals the target bonus, plus the product of (x) the difference between the maximum bonus and the target bonus and (y) a fraction, the numerator of which equals the excess of actual performance over target performance and the denominator of which equals the excess of the maximum performance goal over the target performance goal). No bonuses are payable with respect to the performance goal if the level of performance attained is below the threshold level. The chart below contains the threshold, target and maximum performance goals established by the Committee for 2015 under our annual incentive plan for the performance measure (in thousands):

Performance Measure	Threshold	Target	Maximum
Cash EBITDA before bonus	$64,000	$74,000	$84,000

During 2015, the Company achieved Cash EBITDA before bonus of $26.3 million. Accordingly, none of the named executive officers were eligible to receive a bonus in 2015.

Equity-Based Compensation

Holdings, our parent company, maintains the Seitel Holdings, Inc. 2007 Non-Qualified Stock Option Plan, as amended (the “Holdings 2007 Stock Option Plan”), the Seitel Holdings, Inc. Amended and Restated 2008 Restricted Stock and Restricted Stock Units Plan (the “Holdings Restricted Stock Plan”) and the Seitel Holdings, Inc. 2012 Non-Qualified Stock Option Plan (the “Holdings 2012 Stock Option Plan”). Pursuant to the terms of these plans, our key employees and non-employee directors are eligible to receive awards of stock options, restricted stock and restricted stock units. Because the Committee determined that each named executive officer's interests were sufficiently aligned with those of our stockholders due to awards granted in prior years, no equity-based awards were granted to the named executive officers during 2015.

Other Benefits

For 2015, we provided named executive officers with personal benefits that we and the Committee believed to be reasonable and consistent with the goal of enabling us to attract and retain highly qualified employees for key positions. The Committee periodically reviews the levels of personal benefits provided to named executive officers.

All employees, including named executive officers, are eligible to participate in our health and welfare benefit programs and to participate in and receive employer matching contributions under our 401(k) plan in the U.S. or the Registered Retirement Savings Plan (“RRSP”) in Canada. Named executive officers were provided with company-paid life and supplemental disability insurance during the 2015 year.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2015, are included in the Summary Compensation Table below.

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

Gregory P. Spivy
Kyle N. Cruz

Summary Compensation Table

The following table reflects amounts earned by our named executive officers for the 2015, 2014 and 2013 fiscal years, as applicable to each executive’s service with the Company.

					Non-Equity
					Incentive
					Plan	All Other
Name and				Option	Compen-	Compen-
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	sation ($) (2)	sation ($) (3)	Total ($)
Robert D. Monson, President and Chief Executive Officer	2015	$688,000	$—	$—	$—	$20,710	$708,710
	2014	688,000	—	—	583,731	18,968	1,290,699
	2013	667,965	—	—	—	17,252	685,217

Marcia H. Kendrick, Chief Financial Officer and Executive Vice President	2015	329,000	—	—	—	17,609	346,609
	2014	329,000	—	—	195,397	17,109	541,506
	2013	318,986	—	—	—	15,653	334,639

Kevin P. Callaghan, Chief Operating Officer and Executive Vice President	2015	512,000	—	—	—	15,564	527,564
	2014	512,000	—	—	347,524	15,064	874,588
	2013	496,998	—	—	—	15,064	512,062

Stephen G. Hallows, HSSE & SD Senior Vice President	2015	309,000	—	—	—	17,622	326,622
	2014	309,000	—	—	131,085	16,923	457,008
	2013	213,654	6,410	343,680	—	13,963	577,707

Randall A. Sides, President Seitel Data, Ltd.	2015	329,000	—	—	—	14,121	343,121
	2014	329,000	—	—	175,253	13,871	518,124
	2013	318,986	—	—	—	12,434	331,420

(1)	No equity awards were granted during the 2015 year.

(2)	Represents the performance-based cash bonus earned pursuant to the annual incentive plan. None of the named executive officers received a bonus for the 2015 year.

(3)
See the table below, titled “Details of All Other Compensation” for details regarding the amounts reported in this column and see the discussion of personal benefits in the Compensation Discussion and Analysis section above for an explanation of these benefits.

Details of All Other Compensation

		Supplemental
	Life Insurance	Disability	401(k) Matching
Name	Premiums (1)	Premiums (2)	Contributions
Robert D. Monson	$3,564	$5,146	$12,000
Marcia H. Kendrick	1,242	4,367	12,000
Kevin P. Callaghan	3,564	—	12,000
Stephen G. Hallows	3,564	2,058	12,000
Randall A. Sides	810	4,311	9,000

(1)
The named executive officers were entitled to life insurance coverage which, when combined with the $50,000 of minimum coverage the Company provided to all U.S. employees, totaled $500,000. Accordingly, they had $450,000 in supplemental life insurance protection.

(2)
U.S. employees with an annual income in excess of $270,000 were eligible for supplemental individual disability insurance if approved for such coverage by the insurance provider. The Company pays the employees’ premiums associated with this benefit.

Grants of Plan-Based Awards Table

The following table represents the threshold, target and maximum bonus award that each named executive officer was eligible to earn in 2015 under the annual incentive plan. No equity awards were granted to the named executive officers during the 2015 year.

	Estimated Future Payouts
	Under Non-Equity Incentive
	Plan Awards (1)
	Threshold	Target	Maximum
Name	($) (2)	($) (2)	$ (2)
Robert D. Monson	$0	$688,000	$1,087,040
Marcia H. Kendrick	0	230,300	361,900
Kevin P. Callaghan	0	409,600	614,400
Stephen G. Hallows	0	154,500	278,100
Randall A. Sides	0	230,300	361,900

(1)	The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K of the Exchange Act and show the range of potential payouts.

(2)
Represents the range of payouts under the annual incentive plan as discussed in further detail in the “Compensation Discussion and Analysis.” While the named executive officers would not have received a payout if we had met only our threshold performance level, if we had achieved a performance level that fell between the threshold and target levels, the named executive officer would have received a payout anywhere between $1.00 and his or her target bonus amount based on interpolation. Because the threshold level of performance was not achieved, there were no bonus payouts for fiscal 2015 performance.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes certain information regarding option awards outstanding as of December 31, 2015 for each of the named executive officers.

				Equity
				Incentive Plan
				Awards:
	Number	Number		Number
	of Securities	of Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unearned		Option	Option
	Options	Options		Unexercised		Exercise	Expiration
Name	(#) Exercisable	(#) Unexercisable		Options (#)		Price ($)	Date
Robert D. Monson	32,787	—				193.13	02/15/2017
	1,800	1,200	(1)	6,000	(2)	258.37	05/01/2022
Marcia H. Kendrick	4,372	—				193.13	02/15/2017
	5,250	—				193.13	05/03/2020
	900	600	(1)	3,000	(2)	258.37	05/01/2022
Kevin P. Callaghan	10,929	—				193.13	02/15/2017
	1,360	906	(1)	4,534	(2)	258.37	05/01/2022
Stephen G. Hallows	1,500	1,500	(3)			258.37	04/15/2023
Randall A. Sides	4,372	—				193.13	02/15/2017
	900	600	(1)	3,000	(2)	258.37	05/01/2022

(1)	The unexercisable options will vest and become exercisable in two equal increments on May 1, 2016 and May 1, 2017.

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

As a condition to vesting with respect to the First Level Portion and the Second Level Portion, continued employment is required on the date on which the vesting determination is made (which is generally any date on which there is an inflow or outflow of cash in respect of securities held by ValueAct Capital and certain of its affiliates or Centerbridge Partners and certain of its affiliates). However, if the optionholder’s employment is terminated without cause, then a specified percentage of both the First Level Portion and the Second Level Portion will remain outstanding for six months following such termination and will be eligible to vest as if no termination of employment had occurred.

(3)	The unexercisable options will vest and become exercisable in two equal increments on April 15, 2016 and April 15, 2017.

Non-Qualified Deferred Compensation

	Aggregate	Aggregate
	Earnings in Last	Balance at Last
Name	Fiscal Year (1)	Fiscal Year End (1), (2)
Robert D. Monson	$(60,858)	$77,504
Marcia H. Kendrick	(15,238)	19,406
Kevin P. Callaghan	(32,763)	41,724
Randall A. Sides	(18,286)	23,288

(1)	The amounts above are not based upon a traded share price because the Company does not have publicly held equity. The amounts are based upon a share price calculated using an internal valuation model.

(2)
The following portion of the amounts described in the “Aggregate Balance at Last Fiscal Year End” column were reported in our Summary Compensation Table (2008) for the following named executive officers: Mr. Monson - $164,862, Ms. Kendrick - $41,280, Mr. Callaghan - $88,752 and Mr. Sides - $49,536.

Holdings maintains the Holdings Restricted Stock Plan, pursuant to which it is authorized to grant restricted stock units to certain eligible individuals. In 2008, each of the named executive officers was granted a certain number of restricted stock units under the Holdings Restricted Stock Plan except for Mr. Hallows whose employment with the Company began after the restricted stock units issuance. The value of those restricted stock units as of December 31, 2015 is set forth in the table above.

A restricted stock unit is not an actual share of Holdings’ common stock, and thus does not confer any shareholder rights on its holder. Rather, a restricted stock unit represents the right to receive one share of Holdings’ common stock on the settlement date, which is generally the earlier of a termination of employment for any reason, death, disability or a change in control. Following a grantee’s termination of employment, all shares of Holdings’ common stock received in settlement of restricted stock units are subject to Holdings’ repurchase right. Until restricted stock units are settled, they are credited to a book-keeping account and track the value of Holdings’ common stock. In addition, each time a dividend is declared on Holdings’ common stock, the Committee may credit each outstanding restricted stock unit with dividend equivalents that are deemed to be reinvested in restricted stock units. As of December 31, 2015, Messrs. Monson, Callaghan and Sides and Ms. Kendrick were credited with 639, 344, 192 and 160 restricted stock units, respectively.

For purposes of the restricted stock units, a “change in control” generally means (i) the acquisition by any person or group of more than 50% of the voting power of Holdings, (ii) a sale of more than 40% of Holdings’ assets during any period of 12 consecutive months or (iii) a change in the composition of a majority of the Board during any period of 12 consecutive months. “Disability” generally means a grantee is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months or is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering the Company’s employees.

Potential Payments upon Termination of Employment or Change in Control

In 2007, we entered into employment agreements with Messrs. Monson and Callaghan. In February 2012, we entered into employment agreements with Ms. Kendrick and Mr. Sides. Mr. Hallows entered into an employment agreement when he became employed by the Company in April 2013. These employment agreements provide for certain payments upon termination of employment as described below. In addition, if applicable, each of our named executive officers is entitled to receive payment of his or her restricted stock units upon a termination of employment, death, disability or a change in control, and is entitled to receive accelerated vesting of his or her Non-2012 Stock Option Plan Options upon certain terminations of employment and upon a change in control. The amount that each named executive officer would have received with respect to his or her restricted stock units in the event of a termination of employment, death, disability or change in control, in any case, on December 31, 2015, is set forth in the “Aggregate Balance at Last Fiscal Year End” column in the Non-Qualified Deferred Compensation Table above.

Robert D. Monson

On January 30, 2007, the Company entered into an employment agreement with Mr. Monson that was effective February 14, 2007. The agreement provides for Mr. Monson to continue as our President and Chief Executive Officer for an initial term of two years with a mechanism which provides automatic one-year extensions unless an election is made to not extend the term. The agreement provides an initial annual base salary of $600,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 158% of his base salary under the Company’s annual incentive plan. Under the agreement, Mr. Monson received options to purchase 3% of the then outstanding Holdings common stock. The options vested 25% annually.

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

In the event that payments and benefits payable upon a change in control subject Mr. Monson to a 20% excise tax under section 4999 and 280G of the Internal Revenue Code, Mr. Monson would receive a “gross-up” payment so that he receives the same amount after-taxes that he would have received had the excise tax not applied. We have calculated the gross-up payment shown in the tables below by assuming an income tax rate of 39.6%, a 2.35% Medicare tax, a 1.188% tax to address the phase-out of itemized deductions and the 20% excise tax imposed upon the payments that Mr. Monson could have received if a change in control had occurred on December 31, 2015.

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

Marcia H. Kendrick

On February 15, 2012, the Company entered into an employment agreement with Ms. Kendrick that was immediately effective. The agreement provides for Ms. Kendrick to continue as our Chief Financial Officer for an initial term of two years with a mechanism which provides automatic one-year extensions unless an election is made to not extend the term. The agreement provides an initial annual base salary of $309,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of her base salary under the Company’s annual incentive plan.

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

Kevin P. Callaghan

On January 30, 2007, the Company entered into an employment agreement with Mr. Callaghan that was effective February 14, 2007. The agreement provides for Mr. Callaghan to continue as our Chief Operating Officer for an initial term of two years with a mechanism which provides automatic one-year extensions unless an election is made to not extend the term. The agreement provides an initial annual base salary of $446,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan. Effective January 1, 2012, his maximum annual cash bonus percentage was increased to 120% of his base salary. Under the agreement, Mr. Callaghan received options to purchase 1% of the then outstanding Holdings common stock. The options vested 25% annually.

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

Stephen G. Hallows

On April 1, 2013, the Company entered into an employment agreement with Mr. Hallows that was immediately effective. The agreement provides for Mr. Hallows to serve as HSSE & SD Senior Vice President beginning April 15, 2013 (“start date”) for an initial term of two years from his start date with a mechanism which provides automatic one-year extensions unless an election is made to not extend the term. The agreement provides an initial annual base salary of $300,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 90% of his base salary under the Company’s annual incentive plan.

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

Randall A. Sides

On February 15, 2012, the Company entered into an employment agreement with Mr. Sides that was immediately effective. The agreement provides for Mr. Sides to continue as President of Seitel Data, Ltd. for an initial term of two years with a mechanism which provides automatic one-year extensions unless an election is made to not extend the term. The agreement provides an initial annual base salary of $309,000, subject to increase by the Board or the Committee, and an annual cash bonus of up to 110% of his base salary under the Company’s annual incentive plan.

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

The following table sets forth the estimated cash and in-kind payments and benefits to which the named executive officers would be entitled under their employment agreements if their employment was terminated for the reasons set forth in the table as of December 31, 2015. Such table also includes the estimated value that each named executive officer would receive upon the vesting of his or her unvested Non-2012 Stock Option Plan Options, if any, upon a termination of employment or change in control as of December 31, 2015. Actual payments and benefits that each named executive officer could receive in any given situation cannot be known with any certainty until the termination event or change in control event were to occur.

				Supplemental
			Medical	Life
			and Dental	Insurance	280G
Mr. Monson	Severance		Benefits (1)	Benefits (2)	Gross-Up	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control	$2,752,000		$7,050	$—	$—	$2,759,050
Termination without Cause or with or without Good Reason, in either case, following a Change in Control	4,128,000		7,050	—	1,570,577	5,705,627
Death	—		—	450,000	—	450,000
Disability	86,000	(3)	—	—	—	86,000
Change in Control	—		—	—	—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Ms. Kendrick	Bonus (4)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$—	$329,000		$—	$329,000
Termination with Good Reason, prior to a Change in Control	—	329,000		—	329,000
Death	—	—		450,000	450,000
Disability	—	41,125	(3)	—	41,125
Change in Control	—	—		—	—

				Supplemental
			Medical	Life
			and Dental	Insurance
Mr. Callaghan	Severance		Benefits (1)	Benefits (2)	Total
Termination without Cause or for Good Reason, in either case, prior to a Change in Control; termination without Cause or with or without Good Reason, in either case, following a Change in Control	$1,024,000		$14,067	$—	$1,038,067
Death	—		—	450,000	450,000
Disability	64,000	(3)	—	—	64,000
Change in Control	—		—	—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Mr. Hallows	Bonus (4)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$—	$309,000		$—	$309,000
Termination with Good Reason, prior to a Change in Control	—	309,000		—	309,000
Death	—	—		450,000	450,000
Disability	—	90,125	(3)	—	90,125
Change in Control	—	—		—	—

				Supplemental
	Pro-Rata			Life
	Termination			Insurance
Mr. Sides	Bonus (4)	Severance		Benefits (2)	Total
Termination without Cause, prior to or following a Change in Control or for Good Reason, following a Change in Control	$—	$329,000		$—	$329,000
Termination with Good Reason, prior to a Change in Control	—	329,000		—	329,000
Death	—	—		450,000	450,000
Disability	—	41,125	(3)	—	41,125
Change in Control	—	—		—	—

(1)
For purposes of calculating the value of medical and dental benefits that may be received upon termination of employment, we have provided the Company's cost of the coverage elected by the named executive officer as of December 31, 2015, less the employee's required contribution for such coverage.

(2)	Represents supplemental life insurance benefits not made available to all U.S. employees.

(3)
Represents continued base salary and annual bonus (based on 2015 actual cash bonus) through the end of the term of the employment agreements for Messrs. Monson and Callaghan (February 14, 2016), for Ms. Kendrick and Mr. Sides (February 15, 2016) and for Mr. Hallows (April 15, 2016). The actual amount to be paid would be reduced by disability insurance payments, if any.

(4)
Represents the named executive officers’ earned 2015 bonus under our annual incentive bonus plan. Due to the fact that the threshold level of performance was not achieved in 2015, the bonus amounts reflected in the tables above equal zero as of December 31, 2015.

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

In 2015, we provided the following compensation to directors who were not employees:

	Fees Earned
Name	or Paid in Cash	Total
Allison A. Bennington	$—	$—
Ryan M. Birtwell	—	—
Dalton J. Boutte	75,000	75,000
Kyle N. Cruz	—	—
Jay H. Golding	75,000	75,000
John E. Jackson	75,000	75,000
Daniel R. Osnoss	—	—
Gregory P. Spivy	—	—

The table below sets forth the grant date, expiration date, number of shares and exercise price for outstanding options held by directors as of December 31, 2015.

Director Compensation - Outstanding Options

		Number
	Date of	of Options	Exercise	Expiration
Name	Grant	Outstanding	Price	Date
Dalton J. Boutte	7/1/2011	1,000	$258.37	7/1/2021
Jay H. Golding	4/24/2007	641	193.13	4/24/2017
Jay H. Golding	6/30/2008	3,970	193.13	6/30/2018
John E. Jackson	8/1/2007	641	193.13	8/1/2017

Reconciliation of Non-GAAP to GAAP Financial Measures

The following is a quantitative reconciliation of Cash EBITDA before bonus (non-GAAP financial measure) to net loss, the most directly comparable GAAP financial measure, on a consolidated basis for the year ended December 31, 2015 (in thousands):

Total
Cash EBITDA before bonus	$25,267
Add (subtract) items not included in cash EBITDA before bonus:
Revenue components including acquisition underwriting revenue, non-monetary exchanges and revenue recognition adjustments	53,601
Depreciation and amortization	(80,923)
Selling, general and administrative expenses including bonus, non-cash and non-routine expenses	(995)
Interest expense, net	(25,390)
Foreign currency losses	(1,650)
Other income	5
Provision for income taxes	(79,905)
Net loss	$(109,990)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The table below provides information relating to Holdings’ equity compensation plans as of December 31, 2015.

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

Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Holdings and all of the capital stock of Holdings is owned by an investor group that includes ValueAct Capital, Centerbridge, our management investors, our outside directors and certain former management investors and directors. The following table sets forth certain information regarding the beneficial ownership as of March 17, 2016 by (i) each person or entity who owns more than 5% of the outstanding securities of Holdings, (ii) each member of the

Board and each of our named executive officers and (iii) all members of the Board and all of our executive officers as a group. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Shares		Options(1)	Total	Percentage(2)
Greater than 5% Stockholders:
ValueAct Capital Master Fund, L.P.	995,430	(3)	—	995,430	67.1%
Centerbridge Capital Partners, L.P.	483,803	(4)	—	483,803	32.6%

Named Executive Officers and Directors:
Robert D. Monson	1,115		35,187	36,302	2.4%
Kevin P. Callaghan	672		12,742	13,414	*
Marcia H. Kendrick	184		10,822	11,006	*
Randall A. Sides	176		5,572	5,748	*
Jay H. Golding	641	(5)	4,611	5,252	*
Stephen G. Hallows	—		2,250	2,250	*
John E. Jackson	513		641	1,154	*
Dalton J. Boutte	193		800	993	*
Allison A. Bennington	—		—	—	-
Ryan M. Birtwell	—		—	—	-
Kyle N. Cruz	—		—	—	-
Daniel R. Osnoss	—		—	—	-
Gregory P. Spivy	—		—	—	-
All executive officers and directors as a group (16 persons)	3,634		84,885	88,519	5.64%	(6)

*	Indicates less than 1%.

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days of March 17, 2016.

(2)	Based on 1,484,154 outstanding shares of Holdings as of March 17, 2016.

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

(6)	Includes options to purchase an aggregate of 84,885 shares of common stock that are currently exercisable or exercisable within 60 days of March 17, 2016.

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

Approved Sale

So long as ValueAct Capital ownership percentage in Holdings is greater than or equal to 50%, ValueAct Capital shall have the right, by delivery of a written notice to Holdings and Centerbridge, to elect to require that Holdings be sold to a person or group that is not an affiliate of ValueAct Capital, whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise, or if certain financial conditions have been satisfied, to consummate an initial public offering, and each stockholder will be obligated to consent to, vote for and raise no objections against, and will waive dissenters and appraisal rights (if any) with respect to, such approved sale, and, as applicable, will sell, exchange, redeem, agree to cancel or otherwise dispose of its securities, options, warrants or other rights relating to Holdings on the terms and conditions approved by ValueAct Capital.

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

Employment Agreements

For a description of the terms of our employment agreements with Messrs. Monson, Callaghan, Hallows and Sides and Ms. Kendrick, see “Item 11. Executive Compensation – Potential Payments upon Termination of Employment or Change in Control.”

Other Related Party Transactions

Holdings does not maintain a cash account. Consequently, we make payments, as needed, on Holdings’ behalf for corporate expenditures such as taxes and share repurchases for employees that have left our employment and who held equity instruments in Holdings. We receive payments on the outstanding balance only when Holdings receives cash from stock issuances. We made payments on behalf of Holdings of approximately $13,000 during each of the years ended December 31, 2015 and 2014 and $256,000 in 2013. The balance due from Holdings as of December 31, 2015 and 2014 was $1.2 million and $1.1 million, respectively. We received no cash dividends from Wandoo during the year ended December 31, 2015 and received $72,000 and $76,000 in 2014 and 2013, respectively.

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

The following table presents fees and expenses billed by BKD for the fiscal years ended December 31, 2015 and 2014, all of which were pre-approved by the Audit Committee in compliance with its policy.

	2015	2014
Audit Fees (1)	$341,994	$391,068
Audit-Related Fees (2)	4,489	39,644
Tax Fees	—	—
All Other Fees	—	—
Total	$346,483	$430,712

(1)
Includes fees billed for professional services rendered for (i) the audit of our consolidated financial statements included in our annual report on Form 10-K, (ii) reviews of the financial statements included in our quarterly reports on Form 10-Q and (iii) consultation on accounting or disclosure treatment of various transactions in accordance with regulatory interpretations.

(2)	Includes fees billed for professional services rendered in connection with strategic corporate transactions.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report.

(1)	Exhibits:

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

12.1
Computation of Ratio of Earnings to Fixed Charges (incorporated by reference from Exhibit 12.1 to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).

21.1		Subsidiaries of Seitel, Inc. (incorporated by reference from Exhibit 12.1 to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).
31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document (incorporated by reference from Exhibit 101.INS to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).
101.SCH
XBRL Taxonomy Extension Schema Document (incorporated by reference from Exhibit 101.SCH to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference from Exhibit 101.CAL to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference from Exhibit 101.DEF to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference from Exhibit 101.LAB to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference from Exhibit 101.PRE to the annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016).

†	Management contract, compensation plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEITEL, INC.

By: /s/	Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date:	March 22, 2016