Form 10-Q
period 2016-03-31
SEITEL INC
filed 2016-05-12
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒
As of May 9, 2016, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$57,035	$52,675
Receivables
Trade, net of allowance for doubtful accounts of $241 and $267, respectively	7,772	14,830
Notes and other	1,694	1,318
Due from Seitel Holdings, Inc.	1,167	1,156
Seismic data library, net of accumulated amortization of $1,131,126 and $1,098,398, respectively	153,798	161,363
Property and equipment, net of accumulated depreciation and amortization of $15,758 and $15,147, respectively	2,443	2,603
Prepaid expenses, deferred charges and other	2,454	2,183
Intangible assets, net of accumulated amortization of $45,261 and $43,232, respectively	4,553	5,528
Goodwill	184,628	179,792
Deferred income taxes	66	39
TOTAL ASSETS	$415,610	$421,487
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$27,626	$23,650
Senior Notes	245,975	245,696
Obligations under capital leases	1,721	1,661
Deferred revenue	24,133	25,903
Deferred income taxes	1,037	2,361
TOTAL LIABILITIES	300,492	299,271
COMMITMENTS AND CONTINGENCIES (Note G)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,527	400,505
Retained deficit	(272,630)	(258,766)
Accumulated other comprehensive loss	(12,779)	(19,523)
TOTAL STOCKHOLDER’S EQUITY	115,118	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$415,610	$421,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
REVENUE	$11,950	$24,326
EXPENSES:
Depreciation and amortization	15,101	23,080
Cost of sales	22	100
Selling, general and administrative	5,959	6,314
	21,082	29,494
LOSS FROM OPERATIONS	(9,132)	(5,168)
Interest expense, net	(6,356)	(6,307)
Foreign currency exchange gains (losses)	173	(1,459)
Other income	6	—
Loss before income taxes	(15,309)	(12,934)
Benefit for income taxes	(1,445)	(5,288)
NET LOSS	$(13,864)	$(7,646)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(13,864)	$(7,646)
Foreign currency translation adjustments	6,744	(11,388)
Comprehensive loss	$(7,120)	$(19,034)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2015	100	$—	$400,505	$(258,766)	$(19,523)
Amortization of stock-based compensation costs	—	—	22	—	—
Net loss	—	—	—	(13,864)	—
Foreign currency translation adjustments	—	—	—	—	6,744
Balance, March 31, 2016	100	$—	$400,527	$(272,630)	$(12,779)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(13,864)	$(7,646)
Depreciation and amortization	15,101	23,080
Deferred income tax benefit	(1,445)	(5,374)
Foreign currency exchange losses (gains)	(173)	1,459
Amortization of deferred financing costs	318	289
Amortization of stock-based compensation	22	114
Gain on sale of property and equipment	(6)	—
Non-cash revenue	(1)	(179)
Decrease in receivables	6,734	30,856
Increase in other assets	(232)	(273)
Decrease in deferred revenue	(2,098)	(1,843)
Increase in accounts payable and other liabilities	6,333	4,582
Net cash provided by operating activities	10,689	45,065
Cash flows from investing activities:
Cash invested in seismic data	(6,386)	(22,900)
Cash paid to acquire property and equipment	(75)	(107)
Cash from sale of property and equipment	14	—
Advances to Seitel Holdings, Inc.	(11)	(3)
Net cash used in investing activities	(6,458)	(23,010)
Cash flows from financing activities:
Principal payments on capital lease obligations	(48)	(59)
Net cash used in financing activities	(48)	(59)
Effect of exchange rate changes	177	(1,065)
Net increase in cash and cash equivalents	4,360	20,931
Cash and cash equivalents at beginning of period	52,675	59,175
Cash and cash equivalents at end of period	$57,035	$80,106
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$116	$106
Income taxes, net of refunds received	$—	$246
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$222	$129
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other quarter of 2016 or for the year ending December 31, 2016. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Effective January 1, 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard changed the presentation of debt issuance costs from an asset to a direct deduction from the related liability. The Company applied the provisions of the new standard retrospectively, which resulted in a decrease of $4.3 million in prepaid expenses, deferred charges and other assets and Senior Notes liability amounts in the consolidated balance sheet as of December 31, 2015. Other than the reclassification of the December 31, 2015 amount, the adoption of this standard did not have an impact on the Company’s consolidated Statements of Operations or Statements of Cash Flows. In accordance with ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” debt issuance costs related to the Company’s revolving credit facility continue to be reflected in prepaid expenses, deferred charges and other assets and amortized over the term of the agreement using the effective interest method.
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
Revenue from Non-Exclusive Data Licenses
The Company recognizes a substantial portion of its revenue from licensing of data once it is available for delivery. This revenue is sometimes referred to as resale licensing revenue, late sales or shelf sales.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Seismic data library additions	$222	$129
Revenue recognized on specific data licenses or selections of data	—	17
Revenue recognized related to acquisition contracts	1	162
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.8 million for each of the three months ended March 31, 2016 and 2015, respectively.
Data Library Amortization
The Company amortizes each survey in its seismic data library using the greater of the amortization that would result from the application of the income forecast method subject to a minimum amortization rate or a straight-line basis over four years, commencing at the time such survey is completed and available for licensing to customers on a non-exclusive basis.
The Company applies the income forecast method by forecasting the ultimate revenue expected to be derived from a particular data library component over the estimated useful life of each survey comprising part of such component. This forecast is made by the Company annually and reviewed quarterly. If, during any such review, the Company determines that the ultimate revenue for a library component is expected to be significantly different than the most recent estimate of total revenue for such library component, the Company revises the amortization rate attributable to future revenue from each survey in such component. The Company applies a minimum amortization rate of 70%. In addition, in connection with the forecast reviews and updates, the Company evaluates the recoverability of its seismic data library investment, and if required, records an impairment charge with respect to such investment. See discussion on “Seismic Data Library Impairment” below.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of April 1, 2016, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) West Texas, (d) Panhandle Plays in North Texas/Oklahoma, (e) Southern Louisiana/Mississippi, (f) Northern Louisiana, (g) Rocky Mountains, (h) Utica/Marcellus in Pennsylvania, Ohio and West Virginia, (i) other United States, (j) Montney in British Columbia and Alberta, (k) Horn River in British Columbia, (l) Cardium in Alberta and (m) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Mexico; (V) Gulf of Mexico offshore; and (VI) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the three months ended March 31, 2016 or 2015.
NOTE D-DEBT
The following is a summary of the Company’s debt (in thousands):

	March 31, 2016	December 31, 2015
9½% Senior Notes	$250,000	$250,000
Credit Facility	—	—
	250,000	250,000
Less: unamortized debt issuance costs	(4,025)	(4,304)
	$245,975	$245,696
9½% Senior Unsecured Notes: On March 20, 2013, the Company issued, in a private placement, $250.0 million aggregate principal amount of 9½% senior notes (the “9½% Senior Notes”). As required by their terms, the 9½% Senior Notes were exchanged for senior notes of like amounts and terms in a publicly registered exchange offer in August 2013. The 9½% Senior Notes mature on April 15, 2019. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The 9½% Senior Notes are unsecured and are jointly and severally guaranteed by substantially all of the Company’s significant domestic subsidiaries on a senior basis. The 9½% Senior Notes contain restrictive covenants which limit the Company’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends and make other restricted payments, engage in transactions with affiliates, and complete mergers, acquisitions and sales of assets.
From time to time on or before April 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes with the net proceeds of equity offerings at a redemption price equal to 109.50% of the principal amount, plus accrued and unpaid interest. The Company did not exercise this redemption option before it expired. Upon a change of control (as defined in the indenture), each holder of the 9½% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC (the “U.S. Lender”) and Wells Fargo Capital Finance Corporation Canada (the “Canadian Lender,” and collectively with the U.S. Lender, the “Lenders”). The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on the Company’s seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. The Credit Facility matures on May 25, 2016. Each existing and future direct and indirect wholly-owned domestic subsidiary of the Company (collectively, the “U.S. Guarantors”) is a guarantor of payment of the U.S. obligations under the Credit Facility, and Seitel Canada Ltd. (“Seitel Canada”), a wholly-owned subsidiary of the Company, and each future direct and indirect wholly-owned Canadian subsidiary of the Company (such subsidiaries together with Seitel Canada, the “Canadian Guarantors”) are guarantors of payment of the Canadian obligations under the Credit Facility.
The borrowings under the Credit Facility are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the U.S. Lender in all present and future assets and equity of the Company and each U.S. Guarantor and 65% of the equity in Seitel Canada, and borrowings by Seitel Canada are secured by a perfected first priority lien and security interest (subject to certain exceptions) in favor of the Canadian Lender in all present and future assets of each Canadian Guarantor. U.S. borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) the London Interbank Offered Rate (“LIBOR”) plus 3.50% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus ½ of 1%, (ii) the three-month LIBOR plus 1% and (iii) the prime rate of Wells Fargo Bank,

National Association, plus 2.50%. Canadian borrowings under the Credit Facility bear interest based on a Canadian base rate, as defined in the Credit Facility, plus 2.50%.
The Credit Facility requires that the Company maintain minimum excess availability (as defined in the Credit Facility) of $10.0 million or, if such excess availability is not maintained, then the Company’s fixed charge coverage ratio (as defined in the Credit Facility) may not be less than 1.00 to 1.00. In addition, the Credit Facility contains affirmative and negative covenants, representations and warranties, borrowing conditions, events of default and remedies for the Lenders. The aggregate loan or any individual loan made under the Credit Facility may be prepaid at any time subject to certain restrictions. The Credit Facility is also subject to the payment of upfront, letter of credit, administrative and certain other fees. As of March 31, 2016, the calculated borrowing base was $22.0 million; however, the availability was limited to $12.0 million to allow for the minimum excess availability required as the fixed charge coverage ratio was below 1.00 to 1.00. No amounts were outstanding under the Credit Facility as of March 31, 2016.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At March 31, 2016:
Cash equivalents	$56,599	$56,599	$—	$—
At December 31, 2015:
Cash equivalents	$52,421	$52,421	$—	$—
The Company had no transfers of assets between any of the above levels during the three months ended March 31, 2016 or 2015.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At March 31, 2016, the carrying value of the Company’s debt was $246.0 million, net of $4.0 million of unamortized debt issuance costs. At December 31, 2015, the carrying value was $245.7 million, net of $4.3 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $166.9 million at March 31, 2016 and $152.5 million at December 31, 2015. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).

NOTE F-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at March 31, 2016 and December 31, 2015 included $0.5 million of restricted cash related to collateral on seismic operations bonds and $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards for Seitel Canada.
The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Non-monetary exchanges related to resale licensing revenue	$222	$131
Adjustment to prior year non-monetary exchange from underwriting of new data acquisition	—	(2)
Total non-cash additions to seismic data library	$222	$129

Non-cash revenue consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition revenue on underwriting from non-monetary exchange contracts	$1	$162
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	—	17
Total non-cash revenue	$1	$179
NOTE G-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At March 31, 2016, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
NOTE H-RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. The Company is required to adopt the guidance set forth by these accounting standard updates on January 1, 2018. Early application is permitted, but not before January 1, 2017. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The Company anticipates adopting the new revenue recognition guidance effective January 1, 2018 and is currently evaluating the method of adoption and the effect on its consolidated financial statements and financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” with the objective of increasing transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The amendments in this accounting standard update are to be applied using a modified retrospective approach and will be effective for the Company as of January 1, 2019, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective on January 1,

2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-09, but does not expect that it will have a material effect on its consolidated financial statements.
NOTE I-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
On March 20, 2013, the Company completed a private placement of 9½% Senior Notes in the aggregate principal amount of $250.0 million. The Company’s payment obligations under the 9½% Senior Notes are jointly and severally guaranteed by substantially all of the Company’s significant 100% owned U.S. subsidiaries (“Guarantor Subsidiaries”). All subsidiaries of the Company that do not guarantee the 9½% Senior Notes are referred to as Non-Guarantor Subsidiaries.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of March 31, 2016 and December 31, 2015, and the consolidating condensed statements of operations, statements of comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2016 and March 31, 2015 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$55,206	$1,829	$—	$57,035
Receivables
Trade, net	—	6,680	1,092	—	7,772
Notes and other	—	7	1,687	—	1,694
Due from Seitel Holdings, Inc.	—	1,167	—	—	1,167
Intercompany receivables (payables)	(28,816)	31,533	(2,717)	—	—
Investment in subsidiaries	412,589	414,620	601	(827,810)	—
Net seismic data library	—	120,694	33,182	(78)	153,798
Net property and equipment	—	1,101	1,342	—	2,443
Prepaid expenses, deferred charges and other	145	1,943	366	—	2,454
Intangible assets, net	900	2,811	842	—	4,553
Goodwill	—	107,688	76,940	—	184,628
Deferred income taxes	—	66	—	—	66
TOTAL ASSETS	$384,818	$743,516	$115,164	$(827,888)	$415,610
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$10,946	$10,841	$5,839	$—	$27,626
Senior Notes	245,975	—	—	—	245,975
Obligations under capital leases	—	—	1,721	—	1,721
Deferred revenue	—	21,997	2,136	—	24,133
Deferred income taxes	—	—	1,037	—	1,037
TOTAL LIABILITIES	256,921	32,838	10,733	—	300,492
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,527	—	—	—	400,527
Parent investment	—	764,105	156,432	(920,537)	—
Retained deficit	(272,630)	(53,427)	(38,983)	92,410	(272,630)
Accumulated other comprehensive loss	—	—	(13,018)	239	(12,779)
TOTAL STOCKHOLDER’S EQUITY	127,897	710,678	104,431	(827,888)	115,118
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$384,818	$743,516	$115,164	$(827,888)	$415,610

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$51,192	$1,483	$—	$52,675
Receivables
Trade, net	—	12,459	2,371	—	14,830
Notes and other	—	3	1,315	—	1,318
Due from Seitel Holdings, Inc.	—	1,156	—	—	1,156
Intercompany receivables (payables)	(29,144)	31,537	(2,393)	—	—
Investment in subsidiaries	420,547	419,499	692	(840,738)	—
Net seismic data library	—	125,253	36,180	(70)	161,363
Net property and equipment	—	1,273	1,330	—	2,603
Prepaid expenses, deferred charges and other	139	1,737	307	—	2,183
Intangible assets, net	900	3,613	1,015	—	5,528
Goodwill	—	107,688	72,104	—	179,792
Deferred income taxes	—	39	—	—	39
TOTAL ASSETS	$392,442	$755,449	$114,404	$(840,808)	$421,487
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$13,253	$5,390	$—	$23,650
Senior Notes	245,696	—	—	—	245,696
Obligations under capital leases	—	—	1,661	—	1,661
Deferred revenue	—	23,525	2,378	—	25,903
Deferred income taxes	—	—	2,361	—	2,361
TOTAL LIABILITIES	250,703	36,778	11,790	—	299,271
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,505	—	—	—	400,505
Parent investment	—	764,105	156,395	(920,500)	—
Retained deficit	(258,766)	(45,434)	(34,102)	79,536	(258,766)
Accumulated other comprehensive loss	—	—	(19,679)	156	(19,523)
TOTAL STOCKHOLDER’S EQUITY	141,739	718,671	102,614	(840,808)	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$392,442	$755,449	$114,404	$(840,808)	$421,487

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$10,474	$1,819	$(343)	$11,950
EXPENSES:
Depreciation and amortization	—	8,910	6,204	(13)	15,101
Cost of sales	—	15	7	—	22
Selling, general and administrative	213	4,087	1,987	(328)	5,959
	213	13,012	8,198	(341)	21,082
LOSS FROM OPERATIONS	(213)	(2,538)	(6,379)	(2)	(9,132)
Interest expense, net	(5,656)	(607)	(93)	—	(6,356)
Foreign currency exchange gains	—	—	173	—	173
Other income	—	6	—	—	6
Loss before income taxes and equity in loss of subsidiaries	(5,869)	(3,139)	(6,299)	(2)	(15,309)
Benefit for income taxes	—	(27)	(1,418)	—	(1,445)
Equity in loss of subsidiaries	(7,995)	(4,881)	—	12,876	—
NET LOSS	$(13,864)	$(7,993)	$(4,881)	$12,874	$(13,864)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(13,864)	$(7,993)	$(4,881)	$12,874	$(13,864)
Foreign currency translation adjustments	—	—	6,661	83	6,744
Comprehensive income (loss)	$(13,864)	$(7,993)	$1,780	$12,957	$(7,120)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$11,763	$12,898	$(335)	$24,326
EXPENSES:
Depreciation and amortization	—	12,119	10,974	(13)	23,080
Cost of sales	—	78	22	—	100
Selling, general and administrative	304	4,379	1,966	(335)	6,314
	304	16,576	12,962	(348)	29,494
LOSS FROM OPERATIONS	(304)	(4,813)	(64)	13	(5,168)
Interest expense, net	(5,460)	(711)	(136)	—	(6,307)
Foreign currency exchange losses	—	(3)	(1,456)	—	(1,459)
Loss before income taxes and equity in loss of subsidiaries	(5,764)	(5,527)	(1,656)	13	(12,934)
Benefit for income taxes	(2,461)	(2,419)	(408)	—	(5,288)
Equity in loss of subsidiaries	(4,343)	(1,248)	—	5,591	—
NET LOSS	$(7,646)	$(4,356)	$(1,248)	$5,604	$(7,646)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(7,646)	$(4,356)	$(1,248)	$5,604	$(7,646)
Foreign currency translation adjustments	—	—	(11,518)	130	(11,388)
Comprehensive loss	$(7,646)	$(4,356)	$(12,766)	$5,734	$(19,034)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(194)	$10,195	$703	$(15)	$10,689
Cash flows from investing activities:
Cash invested in seismic data	—	(5,915)	(486)	15	(6,386)
Cash paid to acquire property and equipment	—	(75)	—	—	(75)
Cash from sale of property and equipment	—	14	—	—	14
Advances to Seitel Holdings, Inc.	—	(11)	—	—	(11)
Net cash used in investing activities	—	(5,987)	(486)	15	(6,458)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(48)	—	(48)
Intercompany transfers	194	(194)	—	—	—
Net cash provided by (used in) financing activities	194	(194)	(48)	—	(48)
Effect of exchange rate changes	—	—	177	—	177
Net increase in cash and cash equivalents	—	4,014	346	—	4,360
Cash and cash equivalents at beginning of period	—	51,192	1,483	—	52,675
Cash and cash equivalents at end of period	$—	$55,206	$1,829	$—	$57,035

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(533)	$33,258	$12,340	$—	$45,065
Cash flows from investing activities:
Cash invested in seismic data	—	(15,922)	(6,978)	—	(22,900)
Cash paid to acquire property and equipment	—	(104)	(3)	—	(107)
Advances to Seitel Holdings, Inc.	—	(3)	—	—	(3)
Net cash used in investing activities	—	(16,029)	(6,981)	—	(23,010)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(8)	(51)	—	(59)
Intercompany transfers	533	9,967	(10,500)	—	—
Net cash provided by (used in) financing activities	533	9,959	(10,551)	—	(59)
Effect of exchange rate changes	—	(3)	(1,062)	—	(1,065)
Net increase (decrease) in cash and cash equivalents	—	27,185	(6,254)	—	20,931
Cash and cash equivalents at beginning of period	—	48,525	10,650	—	59,175
Cash and cash equivalents at end of period	$—	$75,710	$4,396	$—	$80,106

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated cash flow and available borrowings under our revolving credit facility are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the capital expenditure budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”).
The forward-looking statements contained in this report speak only as of the date hereof and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC and in our future periodic reports filed with the SEC.
Overview
General
We are a leading provider of onshore seismic data to the oil and gas industry in North America. We own an extensive library of onshore and offshore seismic data that we have accumulated since our inception in 1982 that we offer for license to exploration and production (“E&P”) companies. Our primary areas of focus are onshore United States and Canada and, to a lesser extent, offshore U.S. Gulf of Mexico. As a result of the energy reform in Mexico, we began to expand our data library coverage into Mexico in 2015. We believe our data library is one of the largest onshore three-dimensional (“3D”) database available for licensing in North America and includes leading positions in oil, liquids-rich and natural gas unconventional plays as well as conventional areas.
Our products and services are used by E&P companies in oil and gas exploration and development efforts to increase the probability of drilling success, to better delineate existing oil and gas fields and to augment their reservoir completion and management techniques. In unconventional plays, E&P companies use seismic data as a development tool to better identify efficient drilling plans and maximize production by identifying and understanding a series of critical characteristics of the targeted resource. We generate revenue primarily by licensing data from our data library and from new data creation projects, which are substantially underwritten or paid for by our clients. By participating in underwritten, non-exclusive surveys or purchasing licenses to existing data, E&P companies can obtain access to surveys at reduced costs as compared to acquiring seismic data on a proprietary basis.

E&P companies have further reduced their capital expenditure budgets in 2016 in an effort to protect cash flows. As a result, we expect the demand for seismic data to remain weak throughout 2016. We are unable to predict the severity or duration of such weakness in demand. We have implemented a number of measures to deal with the industry environment, including reducing our investment in new data acquisition and reducing our headcount by approximately 32% since the beginning of 2015. We believe we are well positioned to deal with this challenging environment due to our variable operating structure, asset-light business model and our strong cash balance at March 31, 2016.

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
Exploiting unconventional plays is a capital intensive endeavor and many technically proficient E&P companies remain capital constrained. These companies find themselves needing to sell their positions to, or create partnerships with, large well-capitalized companies in order to develop their recoverable resource base. These joint venture partners or new owners will often need to purchase licenses to our seismic data for their own use.
North America Drilling Activity: The decline in crude oil prices and the reduction in capital spending by E&P companies in 2015 and 2016 has had a direct impact on drilling activity in North America. As of April 22, 2016, the North American land rig count had fallen by approximately 80% since its peak in October 2014.
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

The following is a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenue (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash resales	$2,698	$12,186
Other revenue components:
Acquisition underwriting revenue	4,952	11,774
Non-monetary exchanges	222	131
Revenue recognition adjustments	3,534	(542)
Solutions and other	544	777
Total revenue	$11,950	$24,326

Cash EBITDA: Cash EBITDA represents cash generated from licensing data from our seismic library net of recurring cash operating expenses. We believe this measure is helpful in determining the level of cash from operations we have available for debt service and funding of capital expenditures (net of the portion funded or underwritten by our customers). Cash EBITDA includes cash resales plus all other cash revenues other than from data acquisitions, less cost of goods sold and cash selling, general and administrative expenses (excluding severance and other non-routine costs).

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash EBITDA	$(1,771)	$6,745
Add (subtract) other revenue components not included in cash EBITDA:
Acquisition underwriting revenue	4,952	11,774
Non-monetary exchanges	222	131
Revenue recognition adjustments	3,534	(542)
Add (subtract) other items included in net loss:
Depreciation and amortization	(15,101)	(23,080)
Non-cash operating expenses	(22)	(114)
Severance and other non-routine costs	(946)	(82)
Interest expense, net	(6,356)	(6,307)
Foreign currency gains (losses)	173	(1,459)
Other income	6	—
Benefit for income taxes	1,445	5,288
Net loss	$(13,864)	$(7,646)

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2016 to May 9, 2016, we completed the addition of approximately 900 square miles of seismic data to our library. As of May 9, 2016, we had approximately 300 square miles of seismic data in progress.

Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2015.
Results of Operations
Revenue
The following table summarizes the components of our revenue for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition underwriting revenue:
Cash underwriting	$4,951	$11,612
Underwriting from non-monetary exchanges	1	162
Total acquisition underwriting revenue	4,952	11,774
Resale licensing revenue:
Cash resales	2,698	12,186
Non-monetary exchanges	222	131
Revenue recognition adjustments	3,534	(542)
Total resale licensing revenue	6,454	11,775
Total seismic revenue	11,406	23,549
Solutions and other	544	777
Total revenue	$11,950	$24,326
Total revenue was $12.0 million in the first quarter of 2016 compared to $24.3 million in the first quarter of 2015. Acquisition underwriting revenue was $5.0 million in the first quarter of 2016 compared to $11.8 million in the first quarter of 2015. The decrease in acquisition underwriting revenue was due to a planned reduction in new data acquisition projects as a result of the current industry environment. The majority of new data acquisition activity in the first quarter of 2016 occurred in the U.S. with a focus in the Eagle Ford/Woodbine and Permian unconventional plays as well as activity in Northern Louisiana. Total resale licensing revenue was $6.5 million in the first quarter of 2016 compared to $11.8 million in the first quarter of 2015. Cash resales were $2.7 million in the first quarter of 2016 compared to cash resales of $12.2 million in the first quarter of 2015. Cash resales in the first quarter of 2016 were significantly impacted by reduced capital spending by our E&P clients. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $4.1 million increase in revenue recognition adjustments between the first quarters of 2015 and 2016 primarily resulted from lower deferrals associated with new licensing contracts, partially offset by a decrease in selections from library card contracts and a decrease in revenue recognized on previously deferred direct licensing contracts. Solutions and other revenue was $0.5 million in the first quarter of 2016 compared to $0.8 million in the first quarter of 2015. Solutions revenue is primarily driven by the level of seismic revenue; therefore, the decrease between quarters resulted from the lower level of seismic revenue activity.
At March 31, 2016, we had a deferred revenue balance of $24.1 million, compared to the December 31, 2015 balance of $25.9 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.

Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Amortization of seismic data:
Income forecast	$4,049	35.5%	$12,663	53.8%
Straight-line	9,835	86.2%	9,131	38.8%
Total amortization of seismic data	13,884	121.7%	21,794	92.6%
Depreciation of property and equipment	183		236
Amortization of acquired intangibles	1,034		1,050
Total	$15,101		$23,080
Total seismic data library amortization amounted to $13.9 million in the first quarter of 2016 compared to $21.8 million in the first quarter of 2015. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue decreased from 2015 to 2016 primarily due to the mix of data being licensed. In both quarters, we had resale revenue recognized from data whose costs were fully amortized. In the first quarter of 2016, the percentage of resale revenue recognized from data whose costs were fully amortized was 87%, as compared to 44% in the first quarter of 2015. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $6.0 million in the first quarter of 2016 compared to $6.3 million in the first quarter of 2015. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash SG&A expenses	$5,937	$6,200
Non-cash compensation expense	22	114
Total	$5,959	$6,314
The decrease in cash SG&A expenses of $0.3 million from the first quarter of 2015 to the first quarter of 2016 primarily consisted of a decrease in routine overhead costs of $1.1 million partially offset by termination benefits of $0.9 million related to layoffs of personnel in 2016. The reduction in overhead costs mainly consisted of savings of $0.8 million in salaries and benefits from headcount reductions throughout 2015 and 2016 through attrition and layoffs in October 2015 and February 2016 and a reduction in variable compensation of $0.2 million related to lower revenue activity. Currently, we estimate that our 2016 SG&A expenses (excluding severance and other non-routine costs) will be approximately $2.0 million less than our routine SG&A expenses for the year ended December 31, 2015 due to our overall reduction in headcount and other planned cost savings.
Income Taxes
Income tax benefit was $1.4 million in the first quarter of 2016 compared to $5.3 million in the first quarter of 2015. The income tax benefit in the first quarter of 2016 was primarily comprised of (i) a $1.5 million benefit related to our Canadian operations offset slightly by $0.1 million of expense related to interest on uncertain tax positions. The federal tax benefit of $3.1 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The benefit in the first quarter of 2015 was comprised of (i) U.S. federal tax benefit of $4.8 million, (ii) a benefit of $0.4 million related to our Canadian operations and (iii) U.S. state tax benefit of $0.1 million.

Net Loss
Net loss was $13.9 million in the first quarter of 2016 compared to $7.6 million in the first quarter of 2015. The increase in the loss between quarters was primarily due to a reduction in revenues and lower income tax benefit partially offset by lower amortization of our seismic data library.
Liquidity and Capital Resources
As of March 31, 2016, we had $57.0 million in consolidated cash, cash equivalents and short-term investments, including $0.6 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to pay taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at March 31, 2016, was $1.8 million.
In addition to the cash on our balance sheet, other sources of liquidity, including our Credit Facility, are described below. For additional information regarding the Credit Facility and the 9½% Senior Notes, See “Note D - Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
Credit Facility: On May 25, 2011, we entered into a credit agreement which provides us with the ability to borrow up to $30.0 million. The Credit Facility provides a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on our seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. U.S. borrowings under the Credit Facility accrue interest based on, at our option, either the London InterBank Offered Rate (LIBOR) plus an applicable margin, or the base rate, as defined in the agreement, plus an applicable margin. Canadian borrowings under the Credit Facility accrue interest based on a Canadian base rate plus an applicable margin, as defined in the agreement. The Credit Facility matures on May 25, 2016. As of March 31, 2016, no amounts were outstanding under the Credit Facility. As of March 31, 2016, our calculated borrowing base was $22.0 million; however, the availability on the Credit Facility was limited to $12.0 million to allow for excess availability of $10.0 million as our fixed charge coverage ratio was below 1.00 to 1.00. To the best of our knowledge, we were in compliance with all covenants contained in the Credit Facility at March 31, 2016.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at March 31, 2016.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $10.7 million and $45.1 million for the three months ended March 31, 2016 and 2015, respectively. Operating cash flows for 2016 decreased from 2015 primarily due to the reduced level of cash resales and lower acquisition underwriting revenue.
Cash Flows from Investing Activities: Cash flows used in investing activities were $6.5 million and $23.0 million for the three months ended March 31, 2016 and 2015, respectively. Cash expenditures for seismic data were $6.4 million and $22.9 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash invested in seismic data for 2016 compared to 2015 was primarily due to a planned reduction in our capital expenditures as a result of the current industry environment.
Cash Flows from Financing Activities: Cash flows used in financing activities were $48,000 and $59,000 for the three months ended March 31, 2016 and 2015, respectively.
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
Deferred Taxes
As of March 31, 2016, we had a net deferred tax liability of $1.0 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $90.6 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of March 31, 2016, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $1.4 million of which $1.3 million was offset by a valuation allowance. The remaining state deferred tax asset of $66,000 was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the three months ended March 31, 2016, capital expenditures for seismic data and other property and equipment amounted to $4.0 million. Our capital expenditures for the remainder of 2016 are presently estimated to be $23.9 million. The first three months of 2016 actual and 2016 estimated remaining capital expenditures are comprised of the following (in thousands):

	Three Months Ended March 31, 2016	Estimate for Remainder of 2016	Total Estimate for 2016
New data acquisition	$3,405	$16,700	$20,105
Cash purchases and data processing	309	4,000	4,309
Non-monetary exchanges	222	2,600	2,822
Property and equipment	75	600	675
Total capital expenditures	4,011	23,900	27,911
Less: Non-monetary exchanges	(222)	(2,600)	(2,822)
Changes in working capital	2,672	—	2,672
Cash investment per statement of cash flows	$6,461	$21,300	$27,761
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

	Three Months Ended March 31, 2016	Estimate for Remainder of 2016	Total Estimate for 2016
Total capital expenditures	$4,011	$23,900	$27,911
Less: Non-monetary exchanges	(222)	(2,600)	(2,822)
Cash underwriting	(4,951)	(16,100)	(21,051)
Net cash capital expenditures	$(1,162)	$5,200	$4,038
Net cash capital expenditures for the three months ended March 31, 2016, reflected acquisition underwriting revenue in excess of gross capital costs. Gross capital costs in the first quarter of 2016 included a revision to the previous estimated costs related to one of our new data acquisition surveys resulting in a reduction of the gross costs of approximately $2.5 million.
As of May 9, 2016, we had capital expenditure commitments related to data acquisition projects of approximately $16.7 million, of which we have obtained approximately $16.1 million of cash underwriting. We expect the majority of our $0.6 million committed net cash capital expenditures to be incurred in 2016. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 29 of this Quarterly Report.

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
Interest Rate Risk
Our exposure to changes in interest rates primarily results from our long-term debt with fixed interest rates and our short-term debt with floating interest rates if we were to borrow under our Credit Facility. We may enter into various financial instruments, such as interest rate swaps or interest rate lock agreements, to manage the impact of changes in interest rates. As of March 31, 2016, we did not have any open interest rate swap or interest rate lock agreements. See also our “Interest Rate Risk” disclosure under Item 7A. in our 2015 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Our Canadian subsidiary conducts business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions in currencies other than the U.S. dollar. Currently, we do not have any open forward exchange contracts.
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of March 31, 2016 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.1 million.
We have not had any significant changes in our market risk exposures during the quarter ended March 31, 2016.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note G to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, initially filed with the SEC on February 19, 2016, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

SEITEL, INC.

Date: May 12, 2016	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2016	/s/ Marcia H. Kendrick
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