Form 10-Q
period 2016-06-30
SEITEL INC
filed 2016-08-11
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒
As of August 8, 2016, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$44,473	$52,675
Receivables
Trade, net of allowance for doubtful accounts of $241 and $267, respectively	21,694	14,830
Notes and other	4,939	1,318
Due from Seitel Holdings, Inc.	1,172	1,156
Seismic data library, net of accumulated amortization of $1,153,805 and $1,098,398, respectively	136,798	161,363
Property and equipment, net of accumulated depreciation and amortization of $16,033 and $15,147, respectively	2,198	2,603
Prepaid expenses, deferred charges and other	2,167	2,183
Intangible assets, net of accumulated amortization of $46,258 and $43,232, respectively	3,507	5,528
Goodwill	184,403	179,792
Deferred income taxes	59	39
TOTAL ASSETS	$401,410	$421,487
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$21,614	$23,650
Income taxes payable	175	—
Senior Notes	246,262	245,696
Obligations under capital leases	1,664	1,661
Deferred revenue	24,503	25,903
Deferred income taxes	1,563	2,361
TOTAL LIABILITIES	295,781	299,271
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,581	400,505
Retained deficit	(281,865)	(258,766)
Accumulated other comprehensive loss	(13,087)	(19,523)
TOTAL STOCKHOLDER’S EQUITY	105,629	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$401,410	$421,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$24,340	$30,722	$36,290	$55,048
EXPENSES:
Depreciation and amortization	24,805	20,407	39,906	43,487
Cost of sales	11	27	33	127
Selling, general and administrative	4,668	5,543	10,627	11,857
	29,484	25,977	50,566	55,471
INCOME (LOSS) FROM OPERATIONS	(5,144)	4,745	(14,276)	(423)
Interest expense, net	(6,334)	(6,332)	(12,690)	(12,639)
Foreign currency exchange gains (losses)	(10)	38	163	(1,421)
Other income	4	5	10	5
Loss before income taxes	(11,484)	(1,544)	(26,793)	(14,478)
Provision (benefit) for income taxes	(2,249)	732	(3,694)	(4,556)
NET LOSS	$(9,235)	$(2,276)	$(23,099)	$(9,922)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9,235)	$(2,276)	$(23,099)	$(9,922)
Foreign currency translation adjustments	(308)	1,926	6,436	(9,462)
Comprehensive loss	$(9,543)	$(350)	$(16,663)	$(19,384)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2015	100	$—	$400,505	$(258,766)	$(19,523)
Amortization of stock-based compensation costs	—	—	76	—	—
Net loss	—	—	—	(23,099)	—
Foreign currency translation adjustments	—	—	—	—	6,436
Balance, June 30, 2016	100	$—	$400,581	$(281,865)	$(13,087)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(23,099)	$(9,922)
Depreciation and amortization	39,906	43,487
Deferred income tax benefit	(3,703)	(4,822)
Foreign currency exchange losses (gains)	(163)	1,421
Amortization of deferred financing costs	628	585
Amortization of stock-based compensation	76	197
Decrease in allowance for doubtful accounts	(21)	—
Gain on sale of property and equipment	(7)	—
Non-cash revenue	(1,364)	(5,877)
Decrease (increase) in receivables	(10,413)	25,735
Increase in other assets	(10)	(750)
Decrease in deferred revenue	(1,160)	(2,301)
Increase (decrease) in accounts payable and other liabilities	4,084	(1,723)
Net cash provided by operating activities	4,754	46,030
Cash flows from investing activities:
Cash invested in seismic data	(12,869)	(37,237)
Cash paid to acquire property and equipment	(145)	(150)
Cash from sale of property and equipment	18	—
Advances to Seitel Holdings, Inc.	(16)	(8)
Net cash used in investing activities	(13,012)	(37,395)
Cash flows from financing activities:
Principal payments on capital lease obligations	(100)	(118)
Net cash used in financing activities	(100)	(118)
Effect of exchange rate changes	156	(1,000)
Net increase (decrease) in cash and cash equivalents	(8,202)	7,517
Cash and cash equivalents at beginning of period	52,675	59,175
Cash and cash equivalents at end of period	$44,473	$66,692
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,102	$12,087
Income taxes, net of refunds received	$(187)	$190
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$1,022	$7,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other quarter of 2016 or for the year ending December 31, 2016. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
NOTE B-REVENUE RECOGNITION
Revenue from Data Acquisition
The Company generates revenue when it creates a new seismic survey that is initially licensed by one or more of its customers to use the resulting data. The payments for the initial licenses are sometimes referred to as acquisition underwriting or prefunding. Customers make periodic payments throughout the creation period, which generally correspond to costs incurred and work performed. These payments are non-refundable. Contracts which are signed up to the time the Company makes a firm commitment to create the new seismic survey are considered acquisition underwriting. Any subsequent licensing of the data while the survey is in progress or once it is completed is considered a resale license (see “Revenue from Non-Exclusive Data Licenses”).
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
The Company outsources the substantial majority of the work required to complete data acquisition projects to third party contractors. The Company’s payments to these third party contractors comprise the substantial majority of the total estimated costs of the projects and are paid throughout the creation period. A typical survey includes specific activities required to complete the survey, each of which has value to the customers. Typical activities, that often occur concurrently, include:

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
For licenses that have been invoiced for which payment is due or has been received, but that have not met the aforementioned criteria, revenue is deferred along with the related direct costs (primarily consisting of sales commissions). This normally occurs under the library card, review and possession or review only license contracts because the data selection may occur over time. Additionally, if the contract allows licensing of data that is not currently available or enhancements, modifications or additions to the data are required per the contract, revenue is deferred until such time that the data is available.

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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Seismic data library additions	$800	$7,793	$1,022	$7,922
Revenue recognized on specific data licenses or selections of data	1,340	5,696	1,340	5,713
Revenue recognized related to acquisition contracts	23	2	24	164
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.8 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.
Data Library Amortization
The Company amortizes each survey in its seismic data library using the greater of the amortization that would result from the application of the income forecast method to each survey’s revenue, subject to a minimum amortization rate, or a straight-line basis over four years, commencing at the time such survey is completed and available for licensing to customers on a non-exclusive basis.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of July 1, 2016, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

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
The Company did not have any impairment charges during the six months ended June 30, 2016 or 2015.
NOTE D-INCOME TAXES
The following is the income tax provision (benefit) recorded for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Current operations	$(4,219)	$(8,943)
Change in unrecognized tax benefits as a result of settlements with taxing authorities and revisions of positions taken during prior periods	(2,065)	(2,001)
Change in valuation allowance	4,035	7,250
Income tax benefit	$(2,249)	$(3,694)
For the three and six months ended June 30, 2016, the Company provided a full valuation allowance against the federal tax benefit generated from its U.S. operations as it was more likely than not that such benefit would not be realized. For the same periods, the Company recognized the tax benefits generated from its Canadian operations.
During the second quarter of 2016, the Company settled its outstanding appeal with Canada Revenue Agency related to certain royalty payments made to the Company’s U.S. entities for years 2003 to 2007. In addition, based on this settlement, the Company remeasured its remaining uncertain tax positions. These items together resulted in a tax benefit of $2.1 million recorded in the three months ended June 30, 2016. The benefit recorded in the six months ended June 30, 2016 was $2.0 million due to additional interest expense on uncertain tax positions.
The Company believes that it is reasonably possible that a decrease of up to $1.4 million in unrecognized tax benefits may be necessary within the coming year due to expected settlements with taxing authorities and a lapse in statute of limitations. If the positions are settled as anticipated, the impact to the tax provision would be approximately $0.5 million, which would affect the effective tax rate.
NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	June 30, 2016	December 31, 2015
9½% Senior Notes	$250,000	$250,000
Credit Facility	—	—
	250,000	250,000
Less: unamortized debt issuance costs	(3,738)	(4,304)
	$246,262	$245,696
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
From time to time on or before April 15, 2016, the Company was entitled to redeem up to 35% of the aggregate principal amount of the 9½% Senior Notes with the net proceeds of equity offerings at a redemption price equal to 109.50% of the principal amount, plus accrued and unpaid interest. The Company did not exercise this redemption option before it expired. Upon a change of control (as defined in the indenture), each holder of the 9½% Senior Notes will have the right to require the Company to offer to purchase all of such holder's notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Credit Facility: On May 25, 2011, the Company entered into a credit agreement (the “Credit Facility”) with Wells Fargo Capital Finance, LLC and Wells Fargo Capital Finance Corporation Canada. The Credit Facility provided a $30.0 million revolving credit facility with a Canadian sublimit of $5.0 million (Canadian), subject to borrowing base limitations based on the Company’s seismic data assets and eligible accounts receivable, each as defined in the Credit Facility, calculated on a monthly basis. The Credit Facility expired on its own terms in May 2016 and the Company decided not to extend or renew the Credit Facility. No amounts were outstanding at the maturity date.
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At June 30, 2016:
Cash equivalents	$44,277	$44,277	$—	$—
At December 31, 2015:
Cash equivalents	$52,421	$52,421	$—	$—
The Company had no transfers of assets between any of the above levels during the six months ended June 30, 2016 or 2015.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At June 30, 2016, the carrying value of the Company’s debt was $246.3 million, net of $3.7 million of unamortized debt issuance costs. At December 31, 2015, the carrying value was $245.7 million, net of $4.3 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $172.5 million at June 30, 2016 and $152.5 million at December 31, 2015. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).
NOTE G-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at June 30, 2016 and December 31, 2015 included $0.5 million of restricted cash related to collateral on seismic operations bonds. The balance at December 31, 2015 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards.

The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Non-monetary exchanges related to resale licensing revenue	$222	$7,924
Non-monetary exchanges from underwriting of new data acquisition	408	—
Adjustment to prior year non-monetary exchange from underwriting of new data acquisition	—	(2)
Non-monetary exchanges related to data processing and reproduction services	392	—
Total non-cash additions to seismic data library	$1,022	$7,922

Non-cash revenue consisted of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Acquisition revenue on underwriting from non-monetary exchange contracts	$24	$164
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	1,340	5,713
Total non-cash revenue	$1,364	$5,877
NOTE H-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At June 30, 2016, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
NOTE I-RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of the ASU is to establish a single comprehensive model in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also significantly expands disclosure requirements concerning revenues for most entities. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” to address certain issues in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is required to adopt the guidance set forth by these ASUs on January 1, 2018. Early application is permitted, but not before January 1, 2017. Entities have the option of using either a full retrospective or modified approach to adopt the new guidance. The Company anticipates adopting the new revenue recognition guidance effective January 1, 2018 and is currently evaluating the method of adoption and the effect on its consolidated financial statements and financial statement disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” with the objective of increasing transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The amendments in this ASU are to be applied using a modified retrospective approach and will be effective for the Company as of January 1, 2019, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
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
NOTE J-SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL INFORMATION
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
The indenture governing the 9½% Senior Notes provides that the guarantees by the Guarantor Subsidiaries will be released in the following customary circumstances: (i) upon a sale or other disposition, whether by merger, consolidation or otherwise, of the equity interests of that guarantor to a person that is not the Company or a restricted subsidiary of the Company; (ii) the guarantor sells all or substantially all of its assets to a person that is not the Company or a restricted subsidiary of the Company; (iii) the guarantor is properly designated as an unrestricted subsidiary or ceases to be a restricted subsidiary; (iv) upon legal defeasance of the 9½% Senior Notes or satisfaction and discharge of the indenture governing the 9½% Senior Notes; (v) the guarantor becomes an immaterial subsidiary or (vi) the guarantor, having also been a guarantor under a credit facility, is released from its guarantee obligations under a credit facility and does not guarantee any indebtedness of the Company or the Guarantor Subsidiaries.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of June 30, 2016 and December 31, 2015, and the consolidating condensed statements of operations, statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and June 30, 2015 and consolidating condensed statements of cash flows for the six months ended June 30, 2016 and June 30, 2015 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$42,056	$2,417	$—	$44,473
Receivables
Trade, net	—	17,583	4,111	—	21,694
Notes and other	—	44	4,895	—	4,939
Due from Seitel Holdings, Inc.	—	1,172	—	—	1,172
Intercompany receivables (payables)	(40,423)	42,603	(2,180)	—	—
Investment in subsidiaries	409,408	416,833	629	(826,870)	—
Net seismic data library	—	107,526	29,322	(50)	136,798
Net property and equipment	—	936	1,262	—	2,198
Prepaid expenses, deferred charges and other	102	1,622	443	—	2,167
Intangible assets, net	900	2,007	600	—	3,507
Goodwill	—	107,688	76,715	—	184,403
Deferred income taxes	—	59	—	—	59
TOTAL ASSETS	$369,987	$740,129	$118,214	$(826,920)	$401,410
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,009	$10,251	$6,354	$—	$21,614
Income taxes payable	—	—	175	—	175
Senior Notes	246,262	—	—	—	246,262
Obligations under capital leases	—	—	1,664	—	1,664
Deferred revenue	—	22,456	2,047	—	24,503
Deferred income taxes	—	—	1,563	—	1,563
TOTAL LIABILITIES	251,271	32,707	11,803	—	295,781
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,581	—	—	—	400,581
Parent investment	—	764,105	156,482	(920,587)	—
Retained deficit	(281,865)	(56,683)	(36,745)	93,428	(281,865)
Accumulated other comprehensive loss	—	—	(13,326)	239	(13,087)
TOTAL STOCKHOLDER’S EQUITY	118,716	707,422	106,411	(826,920)	105,629
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$369,987	$740,129	$118,214	$(826,920)	$401,410

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$51,192	$1,483	$—	$52,675
Receivables
Trade, net	—	12,459	2,371	—	14,830
Notes and other	—	3	1,315	—	1,318
Due from Seitel Holdings, Inc.	—	1,156	—	—	1,156
Intercompany receivables (payables)	(29,144)	31,537	(2,393)	—	—
Investment in subsidiaries	420,547	419,499	692	(840,738)	—
Net seismic data library	—	125,253	36,180	(70)	161,363
Net property and equipment	—	1,273	1,330	—	2,603
Prepaid expenses, deferred charges and other	139	1,737	307	—	2,183
Intangible assets, net	900	3,613	1,015	—	5,528
Goodwill	—	107,688	72,104	—	179,792
Deferred income taxes	—	39	—	—	39
TOTAL ASSETS	$392,442	$755,449	$114,404	$(840,808)	$421,487
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$13,253	$5,390	$—	$23,650
Senior Notes	245,696	—	—	—	245,696
Obligations under capital leases	—	—	1,661	—	1,661
Deferred revenue	—	23,525	2,378	—	25,903
Deferred income taxes	—	—	2,361	—	2,361
TOTAL LIABILITIES	250,703	36,778	11,790	—	299,271
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,505	—	—	—	400,505
Parent investment	—	764,105	156,395	(920,500)	—
Retained deficit	(258,766)	(45,434)	(34,102)	79,536	(258,766)
Accumulated other comprehensive loss	—	—	(19,679)	156	(19,523)
TOTAL STOCKHOLDER’S EQUITY	141,739	718,671	102,614	(840,808)	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$392,442	$755,449	$114,404	$(840,808)	$421,487

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$18,806	$5,903	$(369)	$24,340
EXPENSES:
Depreciation and amortization	—	20,256	4,561	(12)	24,805
Cost of sales	—	62	5	(56)	11
Selling, general and administrative	360	3,370	1,266	(328)	4,668
	360	23,688	5,832	(396)	29,484
INCOME (LOSS) FROM OPERATIONS	(360)	(4,882)	71	27	(5,144)
Interest expense, net	(5,646)	(599)	(89)	—	(6,334)
Foreign currency exchange losses	—	—	(10)	—	(10)
Other income	—	3	1	—	4
Loss before income taxes and equity in income (loss) of subsidiaries	(6,006)	(5,478)	(27)	27	(11,484)
Provision (benefit) for income taxes	—	16	(2,265)	—	(2,249)
Equity in income (loss) of subsidiaries	(3,229)	2,238	—	991	—
NET INCOME (LOSS)	$(9,235)	$(3,256)	$2,238	$1,018	$(9,235)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(9,235)	$(3,256)	$2,238	$1,018	$(9,235)
Foreign currency translation adjustments	—	—	(308)	—	(308)
Comprehensive income (loss)	$(9,235)	$(3,256)	$1,930	$1,018	$(9,543)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$21,505	$9,543	$(326)	$30,722
EXPENSES:
Depreciation and amortization	—	13,307	7,113	(13)	20,407
Cost of sales	—	9	18	—	27
Selling, general and administrative	271	3,721	1,877	(326)	5,543
	271	17,037	9,008	(339)	25,977
INCOME (LOSS) FROM OPERATIONS	(271)	4,468	535	13	4,745
Interest expense, net	(5,574)	(700)	(58)	—	(6,332)
Foreign currency exchange gains	—	—	38	—	38
Other income	—	5	—	—	5
Income (loss) before income taxes and equity in income of subsidiaries	(5,845)	3,773	515	13	(1,544)
Provision (benefit) for income taxes	(1,471)	1,841	362	—	732
Equity in income of subsidiaries	2,098	153	—	(2,251)	—
NET INCOME (LOSS)	$(2,276)	$2,085	$153	$(2,238)	$(2,276)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(2,276)	$2,085	$153	$(2,238)	$(2,276)
Foreign currency translation adjustments	—	—	1,928	(2)	1,926
Comprehensive income (loss)	$(2,276)	$2,085	$2,081	$(2,240)	$(350)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$29,280	$7,722	$(712)	$36,290
EXPENSES:
Depreciation and amortization	—	29,166	10,765	(25)	39,906
Cost of sales	—	77	12	(56)	33
Selling, general and administrative	573	7,457	3,253	(656)	10,627
	573	36,700	14,030	(737)	50,566
LOSS FROM OPERATIONS	(573)	(7,420)	(6,308)	25	(14,276)
Interest expense, net	(11,302)	(1,206)	(182)	—	(12,690)
Foreign currency exchange gains	—	—	163	—	163
Other income	—	9	1	—	10
Loss before income taxes and equity in loss of subsidiaries	(11,875)	(8,617)	(6,326)	25	(26,793)
Benefit for income taxes	—	(11)	(3,683)	—	(3,694)
Equity in loss of subsidiaries	(11,224)	(2,643)	—	13,867	—
NET LOSS	$(23,099)	$(11,249)	$(2,643)	$13,892	$(23,099)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(23,099)	$(11,249)	$(2,643)	$13,892	$(23,099)
Foreign currency translation adjustments	—	—	6,353	83	6,436
Comprehensive income (loss)	$(23,099)	$(11,249)	$3,710	$13,975	$(16,663)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$33,268	$22,441	$(661)	$55,048
EXPENSES:
Depreciation and amortization	—	25,426	18,087	(26)	43,487
Cost of sales	—	87	40	—	127
Selling, general and administrative	575	8,100	3,843	(661)	11,857
	575	33,613	21,970	(687)	55,471
INCOME (LOSS) FROM OPERATIONS	(575)	(345)	471	26	(423)
Interest expense, net	(11,034)	(1,411)	(194)	—	(12,639)
Foreign currency exchange losses	—	(3)	(1,418)	—	(1,421)
Other income	—	5	—	—	5
Loss before income taxes and equity in loss of subsidiaries	(11,609)	(1,754)	(1,141)	26	(14,478)
Benefit for income taxes	(3,932)	(578)	(46)	—	(4,556)
Equity in loss of subsidiaries	(2,245)	(1,095)	—	3,340	—
NET LOSS	$(9,922)	$(2,271)	$(1,095)	$3,366	$(9,922)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(9,922)	$(2,271)	$(1,095)	$3,366	$(9,922)
Foreign currency translation adjustments	—	—	(9,590)	128	(9,462)
Comprehensive loss	$(9,922)	$(2,271)	$(10,685)	$3,494	$(19,384)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,262)	$15,018	$1,998	$—	$4,754
Cash flows from investing activities:
Cash invested in seismic data	—	(11,947)	(922)	—	(12,869)
Cash paid to acquire property and equipment	—	(145)	—	—	(145)
Cash from sale of property and equipment	—	17	1	—	18
Advances to Seitel Holdings, Inc.	—	(16)	—	—	(16)
Net cash used in investing activities	—	(12,091)	(921)	—	(13,012)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(100)	—	(100)
Intercompany transfers	12,262	(12,063)	(199)	—	—
Net cash provided by (used in) financing activities	12,262	(12,063)	(299)	—	(100)
Effect of exchange rate changes	—	—	156	—	156
Net increase (decrease) in cash and cash equivalents	—	(9,136)	934	—	(8,202)
Cash and cash equivalents at beginning of period	—	51,192	1,483	—	52,675
Cash and cash equivalents at end of period	$—	$42,056	$2,417	$—	$44,473

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,691)	$45,722	$12,999	$—	$46,030
Cash flows from investing activities:
Cash invested in seismic data	—	(28,125)	(9,112)	—	(37,237)
Cash paid to acquire property and equipment	—	(140)	(10)	—	(150)
Advances to Seitel Holdings, Inc.	—	(8)	—	—	(8)
Net cash used in investing activities	—	(28,273)	(9,122)	—	(37,395)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(17)	(101)	—	(118)
Intercompany transfers	12,691	(1,691)	(11,000)	—	—
Net cash provided by (used in) financing activities	12,691	(1,708)	(11,101)	—	(118)
Effect of exchange rate changes	—	(3)	(997)	—	(1,000)
Net increase (decrease) in cash and cash equivalents	—	15,738	(8,221)	—	7,517
Cash and cash equivalents at beginning of period	—	48,525	10,650	—	59,175
Cash and cash equivalents at end of period	$—	$64,263	$2,429	$—	$66,692

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included elsewhere in this document.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this report about our future outlook, prospects, strategies and plans, and about industry conditions, demand for seismic services and the future economic life of our seismic data are forward-looking, among others. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward-looking. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “target,” “foresee,” “should,” “intend,” “may,” “will,” “would,” “could,” “potential” and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our present belief and are based on our current expectations and assumptions with respect to future events and their potential effect on us. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur. Such risks and uncertainties include, without limitation, actual customer demand for our seismic data and related services, the timing and extent of changes in commodity prices for natural gas, crude oil and condensate and natural gas liquids, conditions in the capital markets during the periods covered by the forward-looking statements, the effect of economic conditions, our ability to obtain financing on satisfactory terms if internally generated cash flows are insufficient to fund our capital needs, the impact on our financial condition as a result of our debt and our debt service, our ability to obtain and maintain normal terms with our vendors and service providers, our ability to maintain contracts that are critical to our operations, changes in the oil and gas industry or the economy generally and changes in the capital expenditure budgets of our customers, as well as the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”).
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

E&P companies have further reduced their capital expenditure budgets in 2016 as compared to 2015 in an effort to protect cash flows. As a result, we expect the demand for seismic data to remain weak throughout 2016. We are unable to predict the severity or duration of such weakness in demand. We have implemented a number of measures to deal with the industry environment, including reducing our investment in new data acquisition and reducing our headcount by approximately 40% since the beginning of 2015. We believe we are well positioned to deal with this challenging environment due to our variable operating structure, asset-light business model and our strong cash balance at June 30, 2016.

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
Merger and Acquisition/Joint Venture Activity: Merger and acquisition (“M&A”) activity continues to occur within our client base. This activity could have a negative impact on seismic companies that operate in markets with a limited number of participating clients. However, we believe that, over time, this activity could have a positive impact on our business, as it should generate re-licensing fees, result in increased vitality in the trading of mineral interests and result in the creation of new independent customers through the rationalization of staff within those companies affected by this activity.
Exploiting unconventional plays is a capital intensive endeavor and many technically proficient E&P companies remain subject to capital constraints. These companies find themselves needing to sell their positions to, or create partnerships with, large well-capitalized companies in order to develop their recoverable resource base. These joint venture partners or new owners will often need to purchase licenses to our seismic data for their own use.
North America Drilling Activity: The decline in crude oil prices and the reduction in capital spending by E&P companies in 2015 and 2016 has had a direct impact on drilling activity in North America. As of July 22, 2016, the North American land rig count had fallen by approximately 76% since its peak in October 2014. The North American land rig count began to improve in the second quarter of 2016 and, as of July 22, 2016, had increased to 543 rigs, an increase of 29% from a low of 422 rigs in May 2016.
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
Key Performance Measures

Management considers, among others, the following performance and financial measures in evaluating and managing our operating performance and financial condition. Some of these measures are not calculated in accordance with United States generally accepted accounting principles, or GAAP. Generally, a non-GAAP measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. These non-GAAP measures are intended to supplement the presentation of our financial results that are prepared in accordance with GAAP and should not be considered substitutes for GAAP financial measures.

Cash Resales: Cash resales represent new contracts for data licenses from our library, including data currently in progress, payable in cash. We believe cash resales are an important measure of our operating performance and are useful in assessing overall industry and client activity. Cash resales are likely to fluctuate quarter to quarter as they do not require the longer planning and lead times necessary for new data creation.

Cash resales for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash resales	$19,135	$15,121	$21,833	$27,307

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash EBITDA	$15,030	$9,977	$13,259	$16,722
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	4,886	10,409	9,837	22,021
Revenue recognition adjustments from contracts payable in cash	(1,404)	(844)	2,352	(1,272)
Severance and other non-routine costs	(160)	(5)	(1,106)	(87)
Interest expense, net	(6,334)	(6,332)	(12,690)	(12,639)
Amortization of deferred financing costs	310	296	628	585
Decrease in allowance for doubtful accounts	(21)	—	(21)	—
Other cash operating income	3	5	3	5
Current income tax expense	(9)	(180)	(9)	(266)
Changes in operating working capital	(18,236)	(12,361)	(7,499)	20,961
Net cash provided by (used in) operating activities	$(5,935)	$965	$4,754	$46,030

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2016 to August 8, 2016, we completed the addition of approximately 1,000 square miles of seismic data to our library. As of August 8, 2016, we had approximately 200 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2015.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Acquisition underwriting revenue:
Cash underwriting	$4,886	$10,409	$9,837	$22,021
Underwriting from non-monetary exchanges	23	2	24	164
Total acquisition underwriting revenue	4,909	10,411	9,861	22,185
Resale licensing revenue:
Cash resales	19,135	15,121	21,833	27,307
Non-monetary exchanges	—	7,793	222	7,924
Revenue recognition adjustments	(64)	(2,941)	3,470	(3,483)
Total resale licensing revenue	19,071	19,973	25,525	31,748
Total seismic revenue	23,980	30,384	35,386	53,933
Solutions and other	360	338	904	1,115
Total revenue	$24,340	$30,722	$36,290	$55,048
Total revenue was $24.3 million in the second quarter of 2016 compared to $30.7 million in the second quarter of 2015. Acquisition underwriting revenue was $4.9 million in the second quarter of 2016 compared to $10.4 million in the second quarter of 2015. The decrease in acquisition underwriting revenue was due to a planned reduction in new data acquisition projects as a result of the current industry environment. The majority of new data acquisition activity in the second quarter of 2016 occurred in the U.S. with a focus in the Permian unconventional play as well as activity in Northern Louisiana. Total resale licensing revenue was $19.1 million in the second quarter of 2016 compared to $20.0 million in the second quarter of 2015. Cash resales were $19.1 million in the second quarter of 2016 compared to cash resales of $15.1 million in the second quarter of 2015. In the second quarter of 2016, we saw some clients begin to take advantage of improving economics and M&A opportunities which positively impacted our cash resale activity in the quarter. We cannot predict whether this level of activity will continue for the remainder of the year. Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade. The decrease of $7.8 million between the second quarter of 2015 and second quarter of 2016 was primarily due to one large non-cash licensing contract entered into in the second quarter of 2015. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $2.9 million change in revenue recognition adjustments between the second quarters of 2015 and 2016 primarily resulted from an increase in revenue recognized on previously deferred direct licensing contracts and an increase in selections from library card contracts, partially offset by higher deferrals associated with new licensing contracts. Solutions and other revenue was $0.4 million in the second quarter of 2016 compared to $0.3 million in the second quarter of 2015.
Total revenue for the first six months of 2016 was $36.3 million compared to $55.0 million in the first six months of 2015. Acquisition underwriting revenue was $9.9 million for the first six months of 2016 compared to $22.2 million in the first six months of 2015. This decrease was primarily attributable to the planned reduction in activity discussed above. Total resale licensing revenue was $25.5 million in the first six months of 2016 compared to $31.7 million in the first six months of 2015. Cash resales for the first six months of 2016 were $21.8 million compared to $27.3 million in the first six months of 2015 reflecting reduced capital spending by our E&P clients as a result of the continued low commodity price environment. We had one large non-monetary exchange in the first six months of 2015 causing the significant decrease from the first six months of 2015 to the first six months of 2016. The increase of $7.0 million in revenue recognition adjustments from the first six months of 2015 to the first six months of 2016 was primarily due to an increase in revenue recognized on previously deferred direct licensing contracts and a decrease in the deferral of new licensing contracts, partially offset by a decrease in selections of data from library card contracts. Solutions and other revenue was $0.9 million in the first six months of 2016 compared to $1.1 million in the first six months of 2015. Solutions revenue is primarily driven by the level of seismic revenue; therefore, the decrease between the six-month periods resulted from the lower level of seismic revenue activity.
At June 30, 2016, we had a deferred revenue balance of $24.5 million, compared to the December 31, 2015 balance of $25.9 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three months and six month ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Amortization of seismic data:
Income forecast	$12,010	50.1%	$12,059	39.7%	$16,059	45.4%	$24,722	45.8%
Straight-line	11,564	48.2%	7,058	23.2%	21,399	60.5%	16,189	30.0%
Total amortization of seismic data	23,574	98.3%	19,117	62.9%	37,458	105.9%	40,911	75.8%
Depreciation of property and equipment	186		234		369		470
Amortization of acquired intangibles	1,045		1,056		2,079		2,106
Total	$24,805		$20,407		$39,906		$43,487
Total seismic data library amortization amounted to $23.6 million in the second quarter of 2016 compared to $19.1 million in the second quarter of 2015 and $37.5 million for the first half of 2016 compared to $40.9 million for the first half of 2015. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue fluctuated from 2015 to 2016 primarily due to the mix of data being licensed. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and six months ended June 30, 2016, the percentage of resale revenue recognized from data whose costs were fully amortized was 36% and 49%, respectively, as compared to 66% and 58% in the three and six months ended June 30, 2015. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $4.7 million in the second quarter of 2016 compared to $5.5 million in the second quarter of 2015 and $10.6 million in the first six months of 2016 compared to $11.9 million in the first six months of 2015. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash SG&A expenses	$4,614	$5,460	$10,551	$11,660
Non-cash compensation expense	54	83	76	197
Total	$4,668	$5,543	$10,627	$11,857
The decrease in cash SG&A expenses of $0.8 million from the second quarter of 2015 to the second quarter of 2016 was primarily due to savings of $0.7 million in salaries and benefits from headcount reductions throughout 2015 and 2016 through attrition and layoffs in October 2015 and February 2016. The decrease in cash SG&A expenses of $1.1 million from the first six months of 2015 to the first six months of 2016 primarily consisted of a $2.1 million decrease in routine overhead costs partially offset by an increase in non-routine costs of $1.0 million. The reduction in routine overhead costs in the six month periods mainly consisted of savings of $1.5 million in salaries and benefits from headcount reductions discussed previously. Additionally, variable compensation was lower in the first six months of 2016 by $0.2 million resulting from lower revenue activity. Non-routine costs were primarily made up of termination benefits of $0.9 million related to layoffs of personnel in 2016. Currently, we estimate that our 2016 SG&A expenses (excluding severance and other non-routine costs) will be approximately $3.0 million less than our routine SG&A expenses for the year ended December 31, 2015 due to our overall reduction in headcount, including a further reduction of headcount in our Canadian operations in August 2016, and other planned cost savings.

Income Taxes
Income tax expense (benefit) was $(2.2) million in the second quarter of 2016 compared to $0.7 million in the second quarter of 2015. The income tax benefit in the second quarter of 2016 was primarily comprised of (i) a $2.1 million benefit on our uncertain tax positions resulting from settlement of our outstanding appeal with Canada Revenue Agency in the second quarter of 2016 and remeasurement of our remaining uncertain tax positions due to the settlement and (ii) a benefit of $0.2 million related to our Canadian operations. The federal tax benefit of $4.0 million resulting from our second quarter 2016 U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. Income tax expense in the second quarter of 2015 was primarily comprised of (i) U.S. federal tax expense of $0.3 million, which included approximately $1.0 million expense resulting from a revision in our estimated annual effective tax rate, (ii) $0.7 million expense related to our Canadian operations, which included approximately $0.5 million expense resulting from a rate adjustment recorded due to an increase in Alberta's provincial tax rate enacted in the second quarter of 2015, (iii) a U.S. state tax expense of $0.1 million and (iv) a benefit of $0.3 million related to certain research and development tax credits in Canada.
Income tax benefit was $3.7 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively. The benefit for the first six months of 2016 was comprised of (i) a $1.7 million benefit related to our Canadian operations and (ii) a $2.0 million benefit which primarily related to uncertain tax position settlements and remeasurements recorded in the second quarter of 2016. The federal tax benefit of $7.1 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The benefit for the first six months of 2015 was comprised of (i) U.S. federal tax benefit of $4.5 million on our U.S. operations, (ii) $0.2 million expense related to our Canadian operations, which included approximately $0.5 million expense resulting from the rate adjustment mentioned above and (iii) a benefit of $0.3 million related to certain research and development tax credits in Canada.
Net Loss
Net loss was $9.2 million in the second quarter of 2016 compared to $2.3 million in the second quarter of 2015. The increase in the loss between quarters was primarily due to a reduction in revenues and higher amortization of our seismic data library partially offset by lower SG&A expenses and higher income tax benefit. Net loss was $23.1 million in the first six months of 2016 compared to $9.9 million in the first six months of 2015. The $13.2 million increase in loss between the six month periods was primarily due to a reduction in revenues and lower income tax benefit offset slightly by lower SG&A expenses and lower amortization of our seismic data library.
Liquidity and Capital Resources
As of June 30, 2016, we had $44.5 million in consolidated cash, cash equivalents and short-term investments, including $0.5 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to pay taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at June 30, 2016, was $2.4 million.
Our primary sources of liquidity are cash on hand and cash generated from operations. Historically, our liquidity sources also included available borrowings under our Credit Facility; however, the Credit Facility expired on its own terms in May 2016 and management made a decision not to renew or extend this facility. A summary of our 9½% Senior Notes is included below; for additional information regarding the Senior Notes and the Credit Facility, See “Note E - Debt” in the Notes to Condensed Consolidated Interim Financial Statements herein.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at June 30, 2016.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $4.8 million and $46.0 million for the six months ended June 30, 2016 and 2015, respectively. Operating cash flows for 2016 decreased from 2015 primarily due to the first six months of 2015 including significant collections from cash resale activity in the fourth quarter of 2014 as well as the reduced level of cash resales and lower acquisition underwriting revenue in 2016.

Cash Flows from Investing Activities: Cash flows used in investing activities were $13.0 million and $37.4 million for the six months ended June 30, 2016 and 2015, respectively. Cash expenditures for seismic data were $12.9 million and $37.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash invested in seismic data for 2016 compared to 2015 was primarily due to a planned reduction in our capital expenditures as a result of the current industry environment.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.1 million for both the six months ended June 30, 2016 and 2015.
Anticipated Liquidity: Our ability to cover our operating and capital expenses, make required debt service payments on our 9½% Senior Notes, incur additional indebtedness and comply with our various debt covenants will depend primarily on our ability to generate substantial operating cash flows. Over the next 12 months, we expect to obtain the funds necessary to pay our operating, capital and other expenses, as well as interest on our 9½% Senior Notes and principal and interest on our other indebtedness, from our operating cash flows and cash and cash equivalents on hand. Our ability to satisfy our payment obligations depends substantially on our future operating and financial performance, which necessarily will be affected by, and subject to, industry, market, economic and other factors. To the extent our operating cash flows and cash on hand are not sufficient to cover our anticipated expenditures, we could seek to obtain additional financing. However, there can be no assurance that we would be able to obtain any such financing on satisfactory terms or at all. If necessary, we could choose to further reduce our spending on capital projects and operating expenses to ensure we operate within the cash flow generated from our operations. We will not be able to predict or control many of these factors, such as economic conditions in the markets where we operate and competitive pressures.
Deferred Taxes
As of June 30, 2016, we had a net deferred tax liability of $1.6 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $94.6 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of June 30, 2016, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $1.4 million of which all but $59,000 was offset by a valuation allowance. The remaining state deferred tax asset was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the six months ended June 30, 2016, capital expenditures for seismic data and other property and equipment amounted to $10.8 million. Our capital expenditures for the remainder of 2016 are presently estimated to be $16.1 million. The first six months of 2016 actual and 2016 estimated remaining capital expenditures are comprised of the following (in thousands):

	Six Months Ended June 30, 2016	Estimate for Remainder of 2016	Total Estimate for 2016
New data acquisition	$8,957	$11,200	$20,157
Cash purchases and data processing	626	3,400	4,026
Non-monetary exchanges	1,022	1,000	2,022
Property and equipment	145	500	645
Total capital expenditures	10,750	16,100	26,850
Less: Non-monetary exchanges	(1,022)	(1,000)	(2,022)
Changes in working capital	3,286	—	3,286
Cash investment per statement of cash flows	$13,014	$15,100	$28,114

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

	Six Months Ended June 30, 2016	Estimate for Remainder of 2016	Total Estimate for 2016
Total capital expenditures	$10,750	$16,100	$26,850
Less: Non-monetary exchanges	(1,022)	(1,000)	(2,022)
Cash underwriting	(9,837)	(11,100)	(20,937)
Net cash capital expenditures	$(109)	$4,000	$3,891
Net cash capital expenditures for the six months ended June 30, 2016, reflected acquisition underwriting revenue in excess of gross capital costs. Gross capital costs in the first six months of 2016 included a revision to the previous estimated costs related to one of our new data acquisition surveys resulting in a reduction of the gross costs of approximately $2.5 million.
As of August 8, 2016, we had capital expenditure commitments related to data acquisition projects of approximately $11.2 million, of which we have obtained approximately $11.1 million of cash underwriting. We expect all of the work on these projects to occur in 2016. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 33 of this Quarterly Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including adverse changes in foreign currency exchange rates. Historically, we have not entered into financial instruments to mitigate these risks. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Hypothetical changes in foreign currency exchange rates chosen for the estimated sensitivity analysis are considered to be reasonable near-term changes generally based on consideration of past fluctuations in foreign currency exchange rates. However, since it is not possible to accurately predict future changes in foreign currency exchange rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.
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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of June 30, 2016 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.1 million.
We have not had any significant changes in our market risk exposures during the quarter ended June 30, 2016.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I, Item 1, Note H to Condensed Consolidated Interim Financial Statements, which is incorporated herein by reference.

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

SEITEL, INC.

Date: August 11, 2016	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: August 11, 2016	/s/ Marcia H. Kendrick
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
Employment Agreement by and between Seitel, Inc. and Kevin P. Callaghan entered into June 9, 2016 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on June 13, 2016).

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