Form 10-Q
period 2016-09-30
SEITEL INC
filed 2016-11-10
CIK 750813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-Q
_______________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒
As of November 7, 2016, there were 100 shares of the Company’s common stock outstanding, par value $.001 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited) September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$60,874	$52,675
Receivables
Trade, net of allowance for doubtful accounts of $228 and $267, respectively	6,167	14,830
Notes and other	3,538	1,318
Due from Seitel Holdings, Inc.	1,175	1,156
Seismic data library, net of accumulated amortization of $1,168,969 and $1,098,398, respectively	128,089	161,363
Property and equipment, net of accumulated depreciation and amortization of $16,295 and $15,147, respectively	1,913	2,603
Prepaid expenses, deferred charges and other	2,512	2,183
Intangible assets, net of accumulated amortization of $47,166 and $43,232, respectively	2,462	5,528
Goodwill	183,771	179,792
Deferred income taxes	71	39
TOTAL ASSETS	$390,572	$421,487
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$23,261	$23,650
Income taxes payable	173	—
Senior Notes	246,556	245,696
Obligations under capital leases	1,599	1,661
Deferred revenue	18,673	25,903
Deferred income taxes	1,002	2,361
TOTAL LIABILITIES	291,264	299,271
COMMITMENTS AND CONTINGENCIES (Note H)
STOCKHOLDER’S EQUITY
Common stock, par value $.001 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	400,564	400,505
Retained deficit	(287,308)	(258,766)
Accumulated other comprehensive loss	(13,948)	(19,523)
TOTAL STOCKHOLDER’S EQUITY	99,308	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$390,572	$421,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$23,255	$31,242	$59,545	$86,290
EXPENSES:
Depreciation and amortization	18,933	24,627	58,839	68,114
Cost of sales	22	37	55	164
Selling, general and administrative	5,386	5,293	16,013	17,150
	24,341	29,957	74,907	85,428
INCOME (LOSS) FROM OPERATIONS	(1,086)	1,285	(15,362)	862
Interest expense, net	(6,298)	(6,381)	(18,988)	(19,020)
Foreign currency exchange gains (losses)	(20)	(138)	143	(1,559)
Other income	572	—	582	5
Loss before income taxes	(6,832)	(5,234)	(33,625)	(19,712)
Benefit for income taxes	(1,389)	(1,179)	(5,083)	(5,735)
NET LOSS	$(5,443)	$(4,055)	$(28,542)	$(13,977)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,443)	$(4,055)	$(28,542)	$(13,977)
Foreign currency translation adjustments	(861)	(8,255)	5,575	(17,717)
Comprehensive loss	$(6,304)	$(12,310)	$(22,967)	$(31,694)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (Unaudited)
(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount
Balance, December 31, 2015	100	$—	$400,505	$(258,766)	$(19,523)
Amortization of stock-based compensation costs	—	—	59	—	—
Net loss	—	—	—	(28,542)	—
Foreign currency translation adjustments	—	—	—	—	5,575
Balance, September 30, 2016	100	$—	$400,564	$(287,308)	$(13,948)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(28,542)	$(13,977)
Depreciation and amortization	58,839	68,114
Deferred income tax benefit	(5,127)	(5,704)
Foreign currency exchange losses (gains)	(143)	1,559
Amortization of deferred financing costs	922	889
Amortization of stock-based compensation	59	264
Decrease in allowance for doubtful accounts	(21)	—
Gain on sale of property and equipment	(7)	—
Non-cash other income	(572)	—
Non-cash revenue	(2,713)	(6,805)
Decrease in receivables	6,508	33,923
Decrease in other assets	424	265
Decrease in deferred revenue	(7,244)	(14,035)
Increase in accounts payable and other liabilities	6,748	3,236
Net cash provided by operating activities	29,131	67,729
Cash flows from investing activities:
Cash invested in seismic data	(20,699)	(61,218)
Cash paid to acquire property and equipment	(176)	(406)
Cash from sale of property and equipment	18	—
Advances to Seitel Holdings, Inc.	(19)	(10)
Net cash used in investing activities	(20,876)	(61,634)
Cash flows from financing activities:
Principal payments on capital lease obligations	(152)	(168)
Net cash used in financing activities	(152)	(168)
Effect of exchange rate changes	96	(1,128)
Net increase in cash and cash equivalents	8,199	4,799
Cash and cash equivalents at beginning of period	52,675	59,175
Cash and cash equivalents at end of period	$60,874	$63,974
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,195	$12,230
Income taxes, net of refunds received	$(7)	$(122)
Supplemental schedule of non-cash investing and financing activities:
Additions to seismic data library	$2,640	$7,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

SEITEL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
September 30, 2016
NOTE A-BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Seitel, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. In preparing the Company’s financial statements, a number of estimates and assumptions are made by management that affect the accounting for and recognition of assets, liabilities, revenues and expenses. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited balance sheet of the Company as of that date. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Due to the Company’s revenue recognition policies, revenue recognized on non-monetary exchange transactions may not occur at the same time the seismic data acquired is recorded as an asset. The activity related to non-monetary exchanges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Seismic data library additions	$1,618	$37	$2,640	$7,959
Revenue recognized on specific data licenses or selections of data	1,295	913	2,635	6,626
Revenue recognized related to acquisition contracts	54	2	78	166
Revenue recognized related to Solutions	—	13	—	13
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
For newly created data, the capitalized costs include costs paid to third parties for the acquisition of data and related permitting, surveying and other activities associated with the data creation activity. In addition, the Company capitalizes certain internal costs related to processing the created data and reprocessing existing data. Such costs include salaries and benefits of the Company’s processing personnel and certain other costs incurred for the benefit of the processing activity. The Company believes that the internal processing costs capitalized are not greater than, and generally are less than, those that would be incurred and capitalized if such activity were performed by a third party. Capitalized costs for internal data processing were $0.7 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.
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
The actual aggregate rate of amortization depends on the specific seismic surveys licensed and selected by the Company’s customers during the period and the amount of straight-line amortization recorded. The income forecast amortization rates can vary by component and, as of October 1, 2016, is 70% for all components. For those seismic surveys which have been fully amortized, no amortization expense is required on revenue recorded.

Seismic Data Library Impairment
The Company evaluates its seismic data library investment by grouping individual surveys into components based on its operations and geological and geographical trends, resulting in the following data library segments for purposes of evaluating impairments: (I) North America 3D onshore comprised of the following components: (a) Texas Gulf Coast, (b) Eastern Texas, (c) Permian, (d) Anadarko Basin in North Texas/Oklahoma, (e) Southern Louisiana/Mississippi, (f) Northern Louisiana, (g) Rocky Mountains, (h) Utica/Marcellus in Pennsylvania, Ohio and West Virginia, (i) other United States, (j) Montney in British Columbia and Alberta, (k) Horn River in British Columbia, (l) Cardium in Alberta and (m) other Canada; (II) United States 2D; (III) Canada 2D; (IV) Mexico; (V) Gulf of Mexico offshore; and (VI) international data outside North America. The Company believes that these library components constitute the lowest levels of independently identifiable cash flows.
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
The Company did not have any impairment charges during the nine months ended September 30, 2016 or 2015.
NOTE D-INCOME TAXES
The following is the detail of income tax benefit recorded for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Current operations	$(2,217)	$(11,160)
Change in unrecognized tax benefits	(864)	(2,865)
Change in valuation allowance	1,692	8,942
Income tax benefit	$(1,389)	$(5,083)
For the three and nine months ended September 30, 2016, the Company provided a full valuation allowance against the federal tax benefit generated from its U.S. operations as it was more likely than not that such benefit would not be realized. For the same periods, the Company recognized the tax benefits generated from its Canadian operations.
During the first nine months of 2016, the Company settled its outstanding appeal with Canada Revenue Agency related to certain royalty payments made to the Company’s U.S. entities for years 2003 to 2007 and a domestic audit for the years 2011 and 2012. As a result of these settlements, the Company recorded a tax benefit of $0.3 million and $2.4 million for the three and nine months ended September 30, 2016, respectively. The Company also recognized a $0.6 million tax benefit in the three and nine months ended September 30, 2016 due to a lapse in statute of limitations on previously unrecognized positions. The $2.9 million tax benefit recorded in the nine months ended September 30, 2016 also includes $0.1 million of additional interest expense on uncertain tax positions.
The Company believes that it is reasonably possible that a decrease of up to $0.2 million in unrecognized tax benefits may be necessary within the coming year due to a lapse in statute of limitations. Such a decrease in unrecognized tax benefits would also have a $0.2 million impact on the tax provision, which would affect the effective tax rate.
NOTE E-DEBT
The following is a summary of the Company’s debt (in thousands):

	September 30, 2016	December 31, 2015
9½% Senior Notes	$250,000	$250,000
Credit Facility	—	—
	250,000	250,000
Less: unamortized debt issuance costs	(3,444)	(4,304)
	$246,556	$245,696
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

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
At September 30, 2016:
Cash equivalents	$60,675	$60,675	$—	$—
At December 31, 2015:
Cash equivalents	$52,421	$52,421	$—	$—
The Company had no transfers of assets between any of the above levels during the nine months ended September 30, 2016 or 2015.
Cash equivalents include treasury bills and money market funds that invest in United States government obligations and a Canadian dollar investment account, all with original maturities of three months or less. The original costs of these assets approximate fair value due to their short-term maturities.
Other Financial Instruments:
At September 30, 2016, the carrying value of the Company’s debt was $246.6 million, net of $3.4 million of unamortized debt issuance costs. At December 31, 2015, the carrying value was $245.7 million, net of $4.3 million of unamortized debt issuance costs. The estimated fair value of the debt was approximately $208.8 million at September 30, 2016 and $152.5 million at December 31, 2015. The fair value of the Company’s 9½% Senior Notes is based on quoted market prices (Level 1 inputs).
NOTE G-STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents at September 30, 2016 and December 31, 2015 included $0.5 million of restricted cash related to collateral on seismic operations bonds. The balance at December 31, 2015 also included $125,000 (Canadian) of restricted cash posted as security against Company issued credit cards.

Income taxes paid during the nine months ended September 30, 2016 and September 30, 2015 were $1.5 million and $0.3 million, respectively. During the first nine months of 2016 and 2015, the Company received income tax refunds of $1.5 million and $0.4 million, respectively.

The Company had non-cash additions to its seismic data library comprised of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Non-monetary exchanges related to resale licensing revenue	$1,840	$7,948
Non-monetary exchanges from underwriting of new data acquisition	408	—
Adjustment to prior year non-monetary exchange from underwriting of new data acquisition	—	(2)
Non-monetary exchanges related to data processing and reproduction services	392	13
Total non-cash additions to seismic data library	$2,640	$7,959

Non-cash revenue consisted of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Acquisition revenue on underwriting from non-monetary exchange contracts	$78	$166
Licensing revenue from specific data licenses and selections on non-monetary exchange contracts	2,635	6,626
Solutions revenue recognized from non-monetary exchange contracts	—	13
Total non-cash revenue	$2,713	$6,805
NOTE H-COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in ordinary, routine claims and lawsuits incidental to its business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters should not be material to the Company’s financial position, results of operations or cash flows. However, it is not possible to predict or determine the outcomes of the legal actions brought against it or by it, or to provide an estimate of all additional losses, if any, that may arise. At September 30, 2016, the Company has recorded the estimated amount of potential exposure it may have with respect to claims. Such amounts are not material to the financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective on January 1, 2017, with early adoption permitted. Adoption of ASU 2016-09 will not have a material effect on the Company's consolidated financial statements.
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
The following consolidating condensed financial information presents the consolidating condensed balance sheets as of September 30, 2016 and December 31, 2015, and the consolidating condensed statements of operations, statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and September 30, 2015 and consolidating condensed statements of cash flows for the nine months ended September 30, 2016 and September 30, 2015 of (a) the Company; (b) the Guarantor Subsidiaries; (c) the Non-Guarantor Subsidiaries; (d) elimination entries; and (e) the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis.
Investments in subsidiaries are accounted for under the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CONSOLIDATING CONDENSED BALANCE SHEET
As of September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$54,959	$5,915	$—	$60,874
Receivables
Trade, net	—	4,836	1,331	—	6,167
Notes and other	—	14	3,524	—	3,538
Due from Seitel Holdings, Inc.	—	1,175	—	—	1,175
Intercompany receivables (payables)	(40,279)	41,740	(1,461)	—	—
Investment in subsidiaries	410,049	416,236	633	(826,918)	—
Net seismic data library	—	101,903	26,224	(38)	128,089
Net property and equipment	—	733	1,180	—	1,913
Prepaid expenses, deferred charges and other	89	2,052	371	—	2,512
Intangible assets, net	900	1,205	357	—	2,462
Goodwill	—	107,688	76,083	—	183,771
Deferred income taxes	—	71	—	—	71
TOTAL ASSETS	$370,759	$732,612	$114,157	$(826,956)	$390,572
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$10,947	$8,345	$3,969	$—	$23,261
Income taxes payable	—	—	173	—	173
Senior Notes	246,556	—	—	—	246,556
Obligations under capital leases	—	—	1,599	—	1,599
Deferred revenue	—	16,254	2,419	—	18,673
Deferred income taxes	—	—	1,002	—	1,002
TOTAL LIABILITIES	257,503	24,599	9,162	—	291,264
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,564	—	—	—	400,564
Parent investment	—	764,105	156,518	(920,623)	—
Retained deficit	(287,308)	(56,092)	(37,335)	93,427	(287,308)
Accumulated other comprehensive loss	—	—	(14,188)	240	(13,948)
TOTAL STOCKHOLDER’S EQUITY	113,256	708,013	104,995	(826,956)	99,308
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$370,759	$732,612	$114,157	$(826,956)	$390,572

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents	$—	$51,192	$1,483	$—	$52,675
Receivables
Trade, net	—	12,459	2,371	—	14,830
Notes and other	—	3	1,315	—	1,318
Due from Seitel Holdings, Inc.	—	1,156	—	—	1,156
Intercompany receivables (payables)	(29,144)	31,537	(2,393)	—	—
Investment in subsidiaries	420,547	419,499	692	(840,738)	—
Net seismic data library	—	125,253	36,180	(70)	161,363
Net property and equipment	—	1,273	1,330	—	2,603
Prepaid expenses, deferred charges and other	139	1,737	307	—	2,183
Intangible assets, net	900	3,613	1,015	—	5,528
Goodwill	—	107,688	72,104	—	179,792
Deferred income taxes	—	39	—	—	39
TOTAL ASSETS	$392,442	$755,449	$114,404	$(840,808)	$421,487
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$5,007	$13,253	$5,390	$—	$23,650
Senior Notes	245,696	—	—	—	245,696
Obligations under capital leases	—	—	1,661	—	1,661
Deferred revenue	—	23,525	2,378	—	25,903
Deferred income taxes	—	—	2,361	—	2,361
TOTAL LIABILITIES	250,703	36,778	11,790	—	299,271
STOCKHOLDER’S EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	400,505	—	—	—	400,505
Parent investment	—	764,105	156,395	(920,500)	—
Retained deficit	(258,766)	(45,434)	(34,102)	79,536	(258,766)
Accumulated other comprehensive loss	—	—	(19,679)	156	(19,523)
TOTAL STOCKHOLDER’S EQUITY	141,739	718,671	102,614	(840,808)	122,216
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$392,442	$755,449	$114,404	$(840,808)	$421,487

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$20,017	$3,557	$(319)	$23,255
EXPENSES:
Depreciation and amortization	—	15,071	3,875	(13)	18,933
Cost of sales	—	19	1	2	22
Selling, general and administrative	315	3,799	1,593	(321)	5,386
	315	18,889	5,469	(332)	24,341
INCOME (LOSS) FROM OPERATIONS	(315)	1,128	(1,912)	13	(1,086)
Interest expense, net	(5,732)	(497)	(69)	—	(6,298)
Foreign currency exchange losses	—	—	(20)	—	(20)
Other income	—	572	—	—	572
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(6,047)	1,203	(2,001)	13	(6,832)
Provision (benefit) for income taxes	—	22	(1,411)	—	(1,389)
Equity in income (loss) of subsidiaries	604	(590)	—	(14)	—
NET INCOME (LOSS)	$(5,443)	$591	$(590)	$(1)	$(5,443)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net income (loss)	$(5,443)	$591	$(590)	$(1)	$(5,443)
Foreign currency translation adjustments	—	—	(862)	1	(861)
Comprehensive income (loss)	$(5,443)	$591	$(1,452)	$—	$(6,304)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$28,145	$3,427	$(330)	$31,242
EXPENSES:
Depreciation and amortization	—	18,754	5,885	(12)	24,627
Cost of sales	—	22	15	—	37
Selling, general and administrative	232	3,833	1,558	(330)	5,293
	232	22,609	7,458	(342)	29,957
INCOME (LOSS) FROM OPERATIONS	(232)	5,536	(4,031)	12	1,285
Interest expense, net	(5,563)	(714)	(104)	—	(6,381)
Foreign currency exchange losses	—	—	(138)	—	(138)
Income (loss) before income taxes and equity in loss of subsidiaries	(5,795)	4,822	(4,273)	12	(5,234)
Provision (benefit) for income taxes	(1,937)	1,820	(1,062)	—	(1,179)
Equity in loss of subsidiaries	(197)	(3,211)	—	3,408	—
NET LOSS	$(4,055)	$(209)	$(3,211)	$3,420	$(4,055)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(4,055)	$(209)	$(3,211)	$3,420	$(4,055)
Foreign currency translation adjustments	—	—	(8,262)	7	(8,255)
Comprehensive loss	$(4,055)	$(209)	$(11,473)	$3,427	$(12,310)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$49,297	$11,279	$(1,031)	$59,545
EXPENSES:
Depreciation and amortization	—	44,237	14,640	(38)	58,839
Cost of sales	—	96	13	(54)	55
Selling, general and administrative	888	11,256	4,846	(977)	16,013
	888	55,589	19,499	(1,069)	74,907
LOSS FROM OPERATIONS	(888)	(6,292)	(8,220)	38	(15,362)
Interest expense, net	(17,034)	(1,703)	(251)	—	(18,988)
Foreign currency exchange gains	—	—	143	—	143
Other income	—	581	1	—	582
Loss before income taxes and equity in loss of subsidiaries	(17,922)	(7,414)	(8,327)	38	(33,625)
Provision (benefit) for income taxes	—	11	(5,094)	—	(5,083)
Equity in loss of subsidiaries	(10,620)	(3,233)	—	13,853	—
NET LOSS	$(28,542)	$(10,658)	$(3,233)	$13,891	$(28,542)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(28,542)	$(10,658)	$(3,233)	$13,891	$(28,542)
Foreign currency translation adjustments	—	—	5,491	84	5,575
Comprehensive income (loss)	$(28,542)	$(10,658)	$2,258	$13,975	$(22,967)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
REVENUE	$—	$61,413	$25,868	$(991)	$86,290
EXPENSES:
Depreciation and amortization	—	44,180	23,972	(38)	68,114
Cost of sales	—	109	55	—	164
Selling, general and administrative	807	11,933	5,401	(991)	17,150
	807	56,222	29,428	(1,029)	85,428
INCOME (LOSS) FROM OPERATIONS	(807)	5,191	(3,560)	38	862
Interest expense, net	(16,597)	(2,125)	(298)	—	(19,020)
Foreign currency exchange losses	—	(3)	(1,556)	—	(1,559)
Other income	—	5	—	—	5
Income (loss) before income taxes and equity in loss of subsidiaries	(17,404)	3,068	(5,414)	38	(19,712)
Provision (benefit) for income taxes	(5,869)	1,242	(1,108)	—	(5,735)
Equity in loss of subsidiaries	(2,442)	(4,306)	—	6,748	—
NET LOSS	$(13,977)	$(2,480)	$(4,306)	$6,786	$(13,977)

CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Net loss	$(13,977)	$(2,480)	$(4,306)	$6,786	$(13,977)
Foreign currency translation adjustments	—	—	(17,852)	135	(17,717)
Comprehensive loss	$(13,977)	$(2,480)	$(22,158)	$6,921	$(31,694)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,525)	$35,409	$6,247	$—	$29,131
Cash flows from investing activities:
Cash invested in seismic data	—	(19,141)	(1,558)	—	(20,699)
Cash paid to acquire property and equipment	—	(173)	(3)	—	(176)
Cash from sale of property and equipment	—	17	1	—	18
Advances to Seitel Holdings, Inc.	—	(19)	—	—	(19)
Net cash used in investing activities	—	(19,316)	(1,560)	—	(20,876)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(152)	—	(152)
Intercompany transfers	12,525	(12,326)	(199)	—	—
Net cash provided by (used in) financing activities	12,525	(12,326)	(351)	—	(152)
Effect of exchange rate changes	—	—	96	—	96
Net increase in cash and cash equivalents	—	3,767	4,432	—	8,199
Cash and cash equivalents at beginning of period	—	51,192	1,483	—	52,675
Cash and cash equivalents at end of period	$—	$54,959	$5,915	$—	$60,874

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(12,797)	$64,937	$15,589	$—	$67,729
Cash flows from investing activities:
Cash invested in seismic data	—	(49,153)	(12,065)	—	(61,218)
Cash paid to acquire property and equipment	—	(396)	(10)	—	(406)
Advances to Seitel Holdings, Inc.	—	(10)	—	—	(10)
Net cash used in investing activities	—	(49,559)	(12,075)	—	(61,634)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(18)	(150)	—	(168)
Intercompany transfers	12,797	(1,797)	(11,000)	—	—
Net cash provided by (used in) financing activities	12,797	(1,815)	(11,150)	—	(168)
Effect of exchange rate changes	—	(3)	(1,125)	—	(1,128)
Net increase (decrease) in cash and cash equivalents	—	13,560	(8,761)	—	4,799
Cash and cash equivalents at beginning of period	—	48,525	10,650	—	59,175
Cash and cash equivalents at end of period	$—	$62,085	$1,889	$—	$63,974

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

E&P companies have further reduced their capital expenditure budgets in 2016 as compared to 2015 in an effort to protect cash flows. As a result, the demand for seismic data has remained weak throughout 2016. We are unable to predict the severity or duration of such weakness in demand. However, commodity prices have reached levels that have resulted in increased rig counts, which we believe signals a bottoming of the cycle. Our near-term outlook for the remainder of the year and into early 2017 remains cautious as we believe seismic spending will continue to fluctuate quarter to quarter. We have implemented a number of measures to continue to deal with the industry environment, including reducing our investment in new data acquisition and reducing our headcount by approximately 40% since the beginning of 2015. We believe we are well positioned to deal with this challenging environment due to our variable operating structure, asset-light business model and our strong cash balance at September 30, 2016.

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
North America Drilling Activity: The decline in crude oil prices and the reduction in capital spending by E&P companies in 2015 and 2016 has had a direct impact on drilling activity in North America. Since October 2014, the decline in the North American rig count peak to trough was approximately 82%. The North American land rig count began to improve in the second quarter of 2016 and, as of October 21, 2016, had increased to 671 rigs, an increase of 59% from a low of 422 rigs in May 2016.
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

Cash resales for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash resales	$9,314	$4,045	$31,147	$31,352

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

The following is a quantitative reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, cash flows from operating activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash EBITDA	$5,126	$(602)	$18,385	$16,120
Add (subtract) other components not included in cash EBITDA:
Cash acquisition underwriting revenue	7,571	16,496	17,408	38,517
Revenue recognition adjustments from contracts payable in cash	4,538	9,207	6,890	7,935
Severance and other non-routine costs	(754)	(50)	(1,860)	(137)
Interest expense, net	(6,298)	(6,381)	(18,988)	(19,020)
Amortization of deferred financing costs	294	304	922	889
Decrease in allowance for doubtful accounts	—	—	(21)	—
Other cash operating income	—	—	3	5
Current income tax benefit (expense)	(35)	297	(44)	31
Changes in operating working capital	13,935	2,428	6,436	23,389
Net cash provided by operating activities	$24,377	$21,699	$29,131	$67,729

Growth of Our Seismic Data Library: We regularly add to our seismic data library through four different methods: (1) recording new data; (2) buying ownership of existing data for cash; (3) obtaining ownership of existing data sets through non-monetary exchanges; and (4) creating new value-added products from existing data within our library. For the period from January 1, 2016 to November 7, 2016, we completed the addition of approximately 1,500 square miles of seismic data to our library. As of November 7, 2016, we had approximately 150 square miles of seismic data in progress.
Critical Accounting Policies
We operate in one business segment, which is made up of seismic data acquisition, seismic data licensing, seismic data processing and seismic reproduction services. There have not been any changes in our critical accounting policies since December 31, 2015.

Results of Operations
Revenue
The following table summarizes the components of our revenue for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisition underwriting revenue:
Cash underwriting	$7,571	$16,496	$17,408	$38,517
Underwriting from non-monetary exchanges	54	2	78	166
Total acquisition underwriting revenue	7,625	16,498	17,486	38,683
Resale licensing revenue:
Cash resales	9,314	4,045	31,147	31,352
Non-monetary exchanges	1,618	24	1,840	7,948
Revenue recognition adjustments	4,215	10,096	7,685	6,613
Total resale licensing revenue	15,147	14,165	40,672	45,913
Total seismic revenue	22,772	30,663	58,158	84,596
Solutions and other	483	579	1,387	1,694
Total revenue	$23,255	$31,242	$59,545	$86,290
Total revenue was $23.3 million in the third quarter of 2016 compared to $31.2 million in the third quarter of 2015. Acquisition underwriting revenue was $7.6 million in the third quarter of 2016 compared to $16.5 million in the third quarter of 2015. The decrease in acquisition underwriting revenue was due to a planned reduction in new data acquisition projects as a result of the prolonged downturn in the energy industry. Total resale licensing revenue was $15.1 million in the third quarter of 2016 compared to $14.2 million in the third quarter of 2015. Seismic spending continues to fluctuate quarter to quarter, especially in the current environment, as evidenced by the level of our cash resales in the third quarter of 2016 of $9.3 million compared to cash resales of $4.0 million in the third quarter of 2015. Non-monetary exchanges fluctuate quarter to quarter depending upon the data available for trade and activity in the third quarter of 2016 included several transactions. Revenue recognition adjustments are non-cash adjustments to revenue and reflect the net amount of (i) revenue deferred as a result of all of the revenue recognition criteria not being met and (ii) the subsequent revenue recognition once the criteria are met. The $5.9 million reduction in revenue recognition adjustments between the third quarters of 2015 and 2016 primarily resulted from a decrease in revenue recognized on previously deferred direct licensing contracts, a decrease in selections from library card contracts and higher deferrals associated with new licensing contracts.
Total revenue for the first nine months of 2016 was $59.5 million compared to $86.3 million in the first nine months of 2015. Acquisition underwriting revenue was $17.5 million for the first nine months of 2016 compared to $38.7 million in the first nine months of 2015. This decrease was primarily attributable to the planned reduction in new data acquisition activity discussed above. Most of our new data acquisition activity in the first nine months of 2016 occurred in the U.S., with a focus in the Permian Basin as well as activity in Northern Louisiana. Total resale licensing revenue was $40.7 million in the first nine months of 2016 compared to $45.9 million in the first nine months of 2015. Cash resales for the first nine months of 2016 were $31.1 million, essentially unchanged from $31.4 million of cash resales in the first nine months of 2015. We had one large non-monetary exchange in the first nine months of 2015 causing the significant decrease from the first nine months of 2015 to the first nine months of 2016. The increase of $1.1 million in revenue recognition adjustments from the first nine months of 2015 to the first nine months of 2016 was primarily due to an increase in revenue recognized on previously deferred direct licensing contracts partially offset by a decrease in selections of data from library card contracts. Solutions and other revenue was $1.4 million in the first nine months of 2016 compared to $1.7 million in the first nine months of 2015. Solutions revenue is primarily driven by the level of seismic revenue; therefore, the decrease between the nine-month periods resulted from the variation in the level of seismic revenue activity.
At September 30, 2016, we had a deferred revenue balance of $18.7 million, compared to the December 31, 2015 balance of $25.9 million. The deferred revenue balance related to (i) data licensing contracts on which selection of specific data had not yet occurred, (ii) deferred revenue on data acquisition projects and (iii) contracts in which the data products are not yet available or the revenue recognition criteria has not yet been met. The deferred revenue will be recognized when selection of specific data is made by the customer, upon expiration of the data selection period specified in the data licensing contracts, as work progresses on the data acquisition contracts, as the data products become available or as all of the revenue recognition criteria are met.
Depreciation and Amortization
The table below sets forth the components of depreciation and amortization and presents seismic data amortization as a percentage of total seismic revenue for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Amortization of seismic data:
Income forecast	$7,200	31.6%	$15,543	50.7%	$23,259	40.0%	$40,265	47.6%
Straight-line	10,510	46.2%	7,847	25.6%	31,909	54.9%	24,036	28.4%
Total amortization of seismic data	17,710	77.8%	23,390	76.3%	55,168	94.9%	64,301	76.0%
Depreciation of property and equipment	182		198		551		668
Amortization of acquired intangibles	1,041		1,039		3,120		3,145
Total	$18,933		$24,627		$58,839		$68,114
Total seismic data library amortization amounted to $17.7 million in the third quarter of 2016 compared to $23.4 million in the third quarter of 2015 and $55.2 million for the first nine months of 2016 compared to $64.3 million for the first nine months of 2015. The amount of seismic data library amortization fluctuates based on the level and location of specific seismic surveys licensed (including licensing resulting from new data acquisition) and selected by our customers during the period as well as the amount of straight-line amortization required under our accounting policy. Income forecast amortization as a percentage of total seismic revenue decreased from 2015 to 2016 primarily due to the mix of data being licensed including lower acquisition underwriting revenue, all such revenue being subject to amortization. In all periods, we had resale revenue recognized from data whose costs were fully amortized. In the three and nine months ended September 30, 2016, the percentage of resale revenue recognized from data whose costs were fully amortized was 82% and 61%, respectively, as compared to 59% and 58% in the three and nine months ended September 30, 2015, respectively. Straight-line amortization represents the expense required under our accounting policy to ensure the book value of our data is fully amortized within four years of when the data becomes available for licensing. The amount of straight-line amortization varies between periods due to the distribution of revenue among the various seismic surveys.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.4 million in the third quarter of 2016 compared to $5.3 million in the third quarter of 2015 and $16.0 million in the first nine months of 2016 compared to $17.2 million in the first nine months of 2015. SG&A expenses are made up of the following cash and non-cash expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash SG&A expenses	$5,403	$5,226	$15,954	$16,886
Non-cash compensation expense	(17)	67	59	264
Total	$5,386	$5,293	$16,013	$17,150
The increase in cash SG&A expenses of $0.2 million from the third quarter of 2015 to the third quarter of 2016 was primarily due to a $0.7 million increase in severance and other non-routine costs, partially offset by savings of $0.5 million in routine overhead costs. The reduction in routine overhead costs between quarters was primarily due to lower salaries and benefits of $0.7 million because of an approximate 40% reduction in headcount since the beginning of 2015 through attrition and layoffs, with the most recent layoff occurring in August 2016, and a $0.2 million reduction in various other expenses. Partially offsetting these decreases was an increase of $0.4 million in professional fees resulting mainly from legal fees incurred in successfully protecting our contract and intellectual property rights in connection with a number of bankruptcy proceedings filed by our clients.
The decrease in cash SG&A expenses of $0.9 million from the first nine months of 2015 to the first nine months of 2016 primarily consisted of a $2.7 million decrease in routine overhead costs partially offset by an increase in non-routine costs of $1.7 million. The reduction in routine overhead costs between the nine month periods mainly consisted of savings of $2.3 million in salaries and benefits from headcount reductions discussed previously, a reduction in variable compensation of $0.2 million resulting from lower revenue activity and $0.8 million in various other cost savings. Partially offsetting these decreases was an increase of $0.6 million in professional fees as discussed above. Non-routine costs were primarily made up of termination benefits of $1.5 million related to layoffs of personnel in 2016.
Non-cash compensation expense was negative in the third quarter 2016 due to the reversal of previously recorded expense associated with stock options that had not vested and were forfeited as a result of the August 2016 layoffs.
Other Income
During the three and nine months ended September 30, 2016, we recorded $0.6 million in other income associated with extinguishment of liabilities.
Income Taxes
Income tax benefit was $1.4 million in the third quarter of 2016 compared to $1.2 million in the third quarter of 2015. The income tax benefit in the third quarter of 2016 was comprised of (i) a $0.9 million benefit on our uncertain tax positions resulting from the lapse of statute of limitations and final settlement of our outstanding appeals with Canadian tax authorities and (ii) a benefit of $0.5 million related to our Canadian operations. The federal tax benefit of $1.7 million resulting from our third quarter 2016 U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The income tax benefit in the third quarter of 2015 was comprised of (i) a U.S. federal tax benefit of $0.3 million, (ii) $0.2 million in U.S. state expense and (iii) a $1.1 million benefit related to our Canadian operations.
Income tax benefit was $5.1 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively. The benefit for the first nine months of 2016 was comprised of (i) a $2.2 million benefit related to our Canadian operations and (ii) a $2.9 million benefit which primarily related to uncertain tax position settlements, remeasurements and lapse of statute of limitations recorded in the second and third quarters of 2016. The federal tax benefit of $8.8 million resulting from our U.S. operations was offset by a valuation allowance because it was more likely than not that the deferred tax asset would not be realized. The benefit for the first nine months of 2015 was comprised of (i) a U.S. federal tax benefit of $4.8 million, (ii) U.S. state tax expense of $0.2 million, (iii) a $0.9 million benefit related to our Canadian operations, which was net of approximately $0.5 million of expense resulting from a rate adjustment recorded due to an increase in Alberta’s provincial tax rate enacted in the first nine months of 2015, (iv) a benefit of $0.3 million related to certain research and development tax credits in Canada and (v) an expense of $0.1 million related to interest on uncertain tax positions.
Net Loss
Net loss was $5.4 million in the third quarter of 2016 compared to $4.1 million in the third quarter of 2015. The increase in loss between quarters was primarily due to a reduction in revenues partially offset by lower amortization of our seismic data library. Net loss was $28.5 million in the first nine months of 2016 compared to $14.0 million in the first nine months of 2015. The increase in loss between the nine month periods was primarily due to a reduction in revenues partially offset by lower amortization of our seismic data library and lower SG&A expenses.
Liquidity and Capital Resources
As of September 30, 2016, we had $60.9 million in consolidated cash, cash equivalents and short-term investments, including $0.5 million of restricted cash. Our foreign subsidiary regularly holds cash which is used to reinvest in our Canadian operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to pay taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. Cash held by our foreign subsidiary fluctuates throughout the year and at September 30, 2016, was $5.9 million.
Our primary sources of liquidity are cash on hand and cash generated from operations.
9½% Senior Unsecured Notes: On March 20, 2013, we issued in a private placement $250.0 million aggregate principal amount of our 9½% Senior Notes. Interest is payable in cash, semi-annually on April 15 and October 15 of each year. The notes mature on April 15, 2019. To the best of our knowledge, we were in compliance with all covenants contained in the indenture governing our 9½% Senior Notes at September 30, 2016.
We may from time to time, as part of various financing and investment strategies, purchase our outstanding indebtedness. These purchases, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.
Cash Flows from Operating Activities: Cash flows provided by operating activities were $29.1 million and $67.7 million for the nine months ended September 30, 2016 and 2015, respectively. Operating cash flows for 2016 decreased from 2015 primarily due to the first nine months of 2015 including significant collections from cash resale activity in the fourth quarter of 2014 and lower acquisition underwriting revenue in 2016.
Cash Flows from Investing Activities: Cash flows used in investing activities were $20.9 million and $61.6 million for the nine months ended September 30, 2016 and 2015, respectively. Cash expenditures for seismic data were $20.7 million and $61.2 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash invested in seismic data for 2016 compared to 2015 was primarily due to a planned reduction in our capital expenditures as a result of the prolonged downturn in the industry environment.
Cash Flows from Financing Activities: Cash flows used in financing activities were $0.2 million for each of the nine months ended September 30, 2016 and 2015.
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
Deferred Taxes
As of September 30, 2016, we had a net deferred tax liability of $1.0 million attributable to our Canadian operations. In the United States, we had a federal deferred tax asset of $96.3 million, which was fully offset by a valuation allowance. The recognition of the U.S. federal deferred tax asset will not occur until such time that it is more likely than not that some portion or all of the federal deferred tax asset will be realized. As of September 30, 2016, it was more likely than not that all of the U.S. federal deferred tax asset will not be realized. Additionally, in the U.S., we had a state deferred tax asset of $1.4 million of which all but $71,000 was offset by a valuation allowance. The remaining state deferred tax asset was recognized as it is more likely than not that the state deferred tax asset will be realized.
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
Capital Expenditures
During the nine months ended September 30, 2016, capital expenditures for seismic data and other property and equipment amounted to $20.0 million. Our capital expenditures for the remainder of 2016 are presently estimated to be $5.6 million. The first nine months of 2016 actual and 2016 estimated remaining capital expenditures are comprised of the following (in thousands):

	Nine Months Ended September 30, 2016	Estimate for Remainder of 2016	Total Estimate for 2016
New data acquisition	$16,104	$3,200	$19,304
Cash purchases and data processing	1,098	2,200	3,298
Non-monetary exchanges	2,640	—	2,640
Property and equipment	176	200	376
Total capital expenditures	20,018	5,600	25,618
Less: Non-monetary exchanges	(2,640)	—	(2,640)
Changes in working capital	3,497	—	3,497
Cash investment per statement of cash flows	$20,875	$5,600	$26,475

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

	Nine Months Ended September 30, 2016	Estimate for Remainder of 2016	Total Estimate for 2016
Total capital expenditures	$20,018	$5,600	$25,618
Less: Non-monetary exchanges	(2,640)	—	(2,640)
Cash underwriting	(17,408)	(3,600)	(21,008)
Net cash capital expenditures	$(30)	$2,000	$1,970
Net cash capital expenditures for the nine months ended September 30, 2016, reflected acquisition underwriting revenue in excess of gross cash capital costs. Gross cash capital costs in the first nine months of 2016 included a revision to the previous estimated costs related to one of our new data acquisition surveys resulting in a reduction of the gross costs of approximately $2.5 million.
As of November 7, 2016, we had capital expenditure commitments related to data acquisition projects of approximately $14.1 million, of which we have obtained approximately $14.4 million of cash underwriting. We expect approximately $3.0 million of these capital expenditures to be incurred in 2016 with the remainder being incurred in 2017. See discussion of our sources of liquidity under “Liquidity and Capital Resources” beginning on page 33 of this Quarterly Report.

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
Additionally, certain intercompany balances between our U.S. and Canadian subsidiaries are denominated in U.S. dollars. Since this is not the functional currency of our Canadian subsidiary, the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign exchange risk as it relates to these intercompany balances. A sensitivity analysis on the intercompany balance as of September 30, 2016 indicates that if the U.S. dollar strengthened or weakened 4% (determined using an average of the last three years’ historical exchange rates) against the Canadian dollar, the effect upon our Consolidated Statements of Operations would be approximately $0.1 million.
We have not had any significant changes in our market risk exposures during the quarter ended September 30, 2016.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and President along with our Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were effective at the reasonable assurance level.

b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SEITEL, INC.

Date: November 10, 2016	/s/ Robert D. Monson
Robert D. Monson
Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2016	/s/ Marcia H. Kendrick
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
First Amendment to Employment Agreement between Richard Kelvin and Seitel, Inc., dated August 18, 2016 (incorporated by reference from Exhibit 10.1 to the Seitel, Inc. current report on Form 8-K, as filed with the SEC on August 18, 2016).

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